Form 10-Q
period 1999-03-31
IMPLANT SCIENCES CORP
filed 1999-06-14
CIK 1068874

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending March 31, 1999. Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

                            Commission file number

                                   000-25839

                         IMPLANT SCIENCES CORPORATION
            (Exact name of registrant as specified in its charter)


Massachusetts                          04-2837126
------------------------------------  ---------------------------
(State or other jurisdiction           (IRS Employer
of incorporation or organization)      Identification number)

107 Audubon Road, #5                   Wakefield, MA  01880
------------------------------------   --------------------------





                                 781-246-0700


                                Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate  by check mark  whether  the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. YES X    NO
                                                             ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


             Class                           Outstanding at March 31, 1999
  Common Stock, $.10 par value                         4,069,320


                     This document consists of 13 pages.

                         IMPLANT SCIENCES CORPORATION

                                    INDEX

                                                                                                 Page No.
                                            PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

        Condensed Balance Sheets as of June 30, 1998 and March 31,1999 (unaudited)                  3

        Condensed Statement of Operations for the three months ended March 31, 1998 and 1999
        and the nine months ended March 31, 1998 and 1999 (unaudited)                               4

        Condensed Statement of Cash Flows for the nine months ended March 31, 1998 and 1999
        (unaudited)                                                                                 5

        Notes to Condensed  Financial  Statements  (including data applicable to
        unaudited periods)                                                                          6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                                   7

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                                          13

Item 2. Changes in Securities and Use of Proceeds                                                  13

Item 3. Defaults upon Senior Securities                                                            13

Item 4. Submission of Matters to a vote of Security-Holders                                        13

Item 5. Other Information                                                                          13

Item 6. Exhibit and Reports on Form 8-K                                                            13

        Signatures                                                                                 14

                         IMPLANT SCIENCES CORPORATION
                        PART I. FINANCIAL INFORMATION
                         Item 1. Financial Statements
                           CONDENSED BALANCE SHEET

                                                                                June 30,             March 31,
                                                                                  1998                 1999
                                              ASSETS                            (audited)           (unaudited)
                                                                           ------------------    -----------------
Current assets:
     Cash                                                                        $ 311,189             $100,037
     Accounts receivable, less allowances of $2,000                                388,235              512,846
     Inventories                                                                    31,338              121,080
     Deferred income taxes                                                          18,000               18,000
     Refundable income taxes                                                       118.781               48,285
     Prepaid expenses                                                                3,746                1,289
                                                                                ----------            ---------
        Total current assets                                                       871,289              801,537

Property and equipment, at cost:
     Machinery and equipment                                                     1,314,850            1,699,003
     Leasehold improvements                                                         62,553               69,346
     Computers and software                                                         36,335               46,022
     Furniture and fixtures                                                         49,833               59,895
     Motor Vehicles                                                                 14,822               14,822
     Leased property under capital lease                                            28,360               28,360
                                                                                ----------            ---------
                                                                                 1,506,753            1,917,448
       Less accumulated depreciation                                              (692,808)            (778,240)
                                                                                ----------            ---------
     Net property and equipment                                                    813,945            1,139,208
Other assets:
     Patent costs, net of accumulated amortization of $15,699
       at June 30, 1998 and $19,629 at March 31, 1999                              117,738              134,940
     Other noncurrent assets, primarily offering costs                             363,511              926,134
                                                                                ----------            ---------
                                                                                   481,249            1,061,074
                                                                                ==========           ==========
Total Assets                                                                    $2,166,483           $3,001,819
                                                                                ==========           ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                                                       $    -            $ 105,000
     Accounts payable                                                              107,359              176,812
     Accrued Expenses                                                              567,435              902,296
     Current portion of long-term debt                                              50,278              173,611
     Obligations under capital lease                                                 5,074                5,672
                                                                                ----------            ---------
                                                                                   730,146            1,363,391
Long term liabilities:
     Long-term debt, net of current portion                                        224,491              633,450
     Obligations under capital lease                                                22,090               18,086
     Deferred income taxes                                                          12,300               12,300
                                                                                ----------            ---------
                                                                                   258,881              663,836
Stockholders' equity:
     Common stock, $0.10 par value; 6,500,000 authorized and
       622,613 outstanding at June 30, 1998 and 20,000,000
       authorized and 4,069,320 outstanding at March 31,
       1999                                                                         62,261              474,754
     Additional paid in capital                                                  1,380,555              979,734
     Retained earnings (accumulated deficit)                                      (265,360)            (479,896)
                                                                                ----------            ---------
       Total Stockholders' Equity                                                1,177,456              974,592
                                                                                ==========           ==========
     Total Liabilities and Stockholders' Equity                                $ 2,166,483          $ 3,001,819
                                                                               ============         ===========

        The accompanying notes are an integral part of these financial statements.

                         IMPLANT SCIENCES CORPORATION
                  PART I. FINANCIAL INFORMATION (continued)
                   Item 1. Financial Statements (continued)

                      CONDENSED STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                                 Three Months Ended               Nine Months Ended
                                                                 ------------------               -----------------
                                                                March 31,      March 31,        March 31,     March 31,
                                                                  1998          1999             1998           1999
                                                             ------------- -------------     -------------- -------------
Revenues:
  Product and contract research revenues
     Medical                                                  $ 489,068      $540,167        $ 1,626,225     1,665,067
     Semiconductor                                              192,816       136,413            501,984       361,584
                                                          -------------  -------------     -------------- -------------
       Total revenues                                           681,884       676,580          2,128,209     2,026,651

Costs and expenses:
  Cost of product and contract research revenues                406,086       427,562          1,297,352     1,216,896
  Research and development                                       88,816       140,341            233,433       298,639
  Selling, general and administrative                           212,322       255,747            614,453       726,496
                                                          ------------- -------------     -------------- -------------
       Total costs and expenses                                 707,224       823,650          2,145,238     2,242,031

Operating income (loss)                                         (25,340)     (147,070)           (17,029)     (215,380)
Other income (expense)
  Interest income                                                 4,491         4,158             14,988         9,474
  Interest expense                                               (1,972)      (17,102)            (8,007)      (45,330)
  Other                                                           1,494             -              4,482             -
                                                          ------------- -------------     -------------- -------------
Income (loss) before provision (benefit) for income
  Taxes                                                         (21,327)     (160,014)            (5,566)     (251,236)
Provision (benefit) for income taxes                             (9,400)           -               1,687       (36,700)
                                                          ============= =============     ============== =============
     Net income (loss)                                        $ (11,927)   $ (160,014)           $(7,253)   $ (214,536)
                                                          ============= =============     ============== =============

     Net income (loss) per share - basic                      $   0 .00    $    (0.04)           $  0.00      $  (0.06)
                                                          ============= =============     ============== =============
     Net income (loss) per share - diluted                    $    0.00    $    (0.04)           $  0.00      $  (0.06)
                                                          ============= =============     ============== =============
      Weighted average common shares outstanding used
     for basic earnings per share                             3,735,678     4,069,320          3,452,598     3,854,892
                                                          ============= =============     ============== =============
     Weighted average common shares outstanding used
     for diluted earnings per share                           3,735,678     4,069,320          3,452,598     3,854,892
                                                          ============= =============     ============== =============




        The accompanying notes are an integral part of these financial statements.

                         IMPLANT SCIENCES CORPORATION
                  PART 1. FINANCIAL INFORMATION (continued)
                   Item 1. Financial Statements (continued)

                      CONDENSED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                      Nine Months Ended
                                                                                      -----------------
                                                                                 March 31,         March 31,
                                                                                  1998              1999
                                                                            ----------------    ----------------
Cash Flows Operating Activities:
        Net income (loss)                                                         $ (7,253)          $ (214,536)

Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
        Depreciation and amortization                                               74,122               89,058
        Deferred income tax provision (benefit)                                    (10,500)                   -
 Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                 (69,633)            (124,611)
        (Increase) decrease in Inventories                                          (4,006)             (89,742)
        (Increase) decrease in prepaid income taxes                                       -              70,496
        (Increase) decrease in prepaid expenses                                    (13,915)               2,457
        (Increase) decrease in other noncurrent assets                            (270,277)            (562,319)
        Increase (decrease) in accounts payable                                    (10,396)              69,453
        Increase (decrease) in accrued expenses                                     78,968              334,861
                                                                            ----------------    -----------------
           Net cash (used in) provided by operating activities                    (232,890)            (424,883)

Cash Flows Used in Investing Activities:
        Redemption (purchase) of short-term investments                            197,729                    -
        Purchase of property and equipment                                        (315,699)            (410,695)
        Capitalized patent costs                                                   (22,192)             (21,132)
                                                                            ----------------    -----------------
              Net cash used in investing activities                               (140,162)            (431,827)

Cash Flow Used in Financing Activities:
        Proceeds from common stock                                                 157,938              11,672
        Proceeds from long-term debt                                                      -             548,015
        Repayments of long-term debt                                               (24,885)             (19,129)
        Proceeds from revolving credit line                                               -             105,000
        Repayments of revolving credit line                                       (210,000)                   -
                                                                            ----------------    -----------------
              Cash provided by (used in) financing activities                      (76,947)             645,558

        Net increase (decrease) in cash                                           (449,999)            (211,152)
        Cash at beginning of year                                                  683,076              311,189
                                                                            ================    =================
        Cash at end of year                                                      $ 233,077            $ 100,037
                                                                            ================    =================
Supplemental disclosures of cash flow information:
        Interest paid                                                             $  8,008            $  45,330
        Income taxes paid                                                         $ 98,393                    -
        Forgiveness of obligation to stockholders                                 $460,573                    -

            See notes to unaudited condensed financial statements.

                         IMPLANT SCIENCES CORPORATION
                  PART 1: FINANCIAL INFORMATION (continued)
                   ITEM 1: FINANCIAL STATEMENTS (continued)

                   CONDENSED NOTES TO FINANCIAL STATEMENTS

         (Information as of March 31, 1999 and for the three and nine months ended March 31, 1998 and 1999 is unaudited.)

1.   Description of Business

        Implant Sciences Corporation is a provider of patented and proprietary surface modification services to the medical device and semiconductor industries. Ion implantation and thin film coating techniques are utilized to enhance the surfaces for orthopedic implants (hip and knee total joint replacements), to implant radioactive material into prostate seeds and coronary stents, coatings on guidewires, stents and catheters for interventional cardiology devices, and ion implantation of electronic dopants for the semiconductor industry. The Company's principal markets are the orthopedic, interventional cardiology and semiconductor markets.

        During 1998 and 1999, the Company incurred operating losses and utilized significant cash to fund operations. During this time the Company increased its cash expenditures to develop its new products, increase capacity and equipment and increase sales and marketing capabilities in anticipation of FDA approval for its radioactive prostate seed (which was obtained on May 26, 1999) and radioactive stent products. The Company has been utilizing its credit facilities and cash and cash equivalents to finance operations. In order to be better positioned to achieve its strategic objectives, the Company is attempting to obtain equity financing through an initial public offering of its common stock.

        The Company has experienced delays in completing its initial public offering. Accordingly, the Company has implemented a number of programs to reduce its use of cash, including operating expense reductions, while it actively attempted to complete its initial public offering. The Company believes that these programs will continue until such time as additional sources of financing are obtained. Management of the Company has outlined and implemented a plan of action to ensure that the Company has adequate sources of cash to meet its working capital needs for at least the next twelve months.
The key elements of the plan are as follows:

   o Further operating expense reductions to eliminate certain expenditures which are not critically essential to achieving critical business objectives at this time (e.g., temporary personnel, use of outside consultants, discretionary spending).

   o Timing of new product development expenditures has been closely tied to timing of anticipated financing.

   o    Continued pursuit of government research grants.

                         IMPLANT SCIENCES CORPORATION
                  PART 1: FINANCIAL INFORMATION (continued)
                   ITEM 1: FINANCIAL STATEMENTS (continued)

   o Pursuit of financing alternatives including bank financing, strategic alliances, and capital contributions by management.

        As a result of the above actions, management believes that its existing cash resources and credit facilities should meet working capital requirements over the next twelve months. However, unanticipated decreases in revenues, increases in expenses or further delays in the process of obtaining equity financing, may adversely impact the Company's cash position and require further cost reductions.

2.  Interim Financial Statements

        The financial information for the three months ending March 31, 1998 and 1999, and for the nine months ended March 31, 1998 and 1999, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the nine months ended March 31, 1998 and 1999 are not necessarily indicative of results that may be expected for the entire year. This form 10-Q should be read in conjunction with the audited financial statements which are included in the registration statement form SB-2 filed on June 9, 1999.

3.  Impact of Recently Issued Accounting Standards

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. Statement No. 131 establishes standards for public companies to report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1999. Under Statement 131 the Company believes that it will operate in one business segment. Accordingly, the Company does not anticipate that the adoption of this statement will have a significant effect on the Company's disclosures. Statement 130, which will be adopted in 1999, will not have a significant impact on the Company's disclosures.

4.  Earnings per Share

        In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. This Standard revises certain methodology for computing earnings per common share (EPS) and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of common

                         IMPLANT SCIENCES CORPORATION
                  PART 1: FINANCIAL INFORMATION (continued)
                   ITEM 1: FINANCIAL STATEMENTS (continued)


shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options (common stock equivalents).

5.  Subsequent Events

        On June 8, 1999 the Company amended and restated its Article of Organization. The amendment, among other things, included the following:

        o The Board of Directors and Stockholders declared a 6-for-7 reverse stock split of its Common Stock.
        o The Board of Directors and Stockholders increased the authorized Common Stock, affected by the reverse stock split, from 17,142,857 to 20,000,000.

        Except for historical share amounts in the accompanying balance sheet and statement of changes in stockholders' equity, the Company has restated all historical share and per-share data to give retroactive effect to the 6-for-7 reverse stock split. Upon return of the shares, par value of the shares returned will be transferred to additional paid-in-capital from Common Stock.

                         IMPLANT SCIENCES CORPORATION
                  PART 1:  FINANCIAL INFORMATION (continued)
          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 1999 and 1998

        Revenues. Total revenues were relatively flat at $677,000 in the three months ended March 31, 1999 from approximatley $682,000 in the three months ended March 31, 1998. Less than 5% of all revenues were derived from foreign sources.

        The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, accounted for 56.2% and 6.5% respectively, of revenue for the three months ended March 31, 1999 and 44.4% and 5.6% in the three months ended March 31, 1998. The Company's government contract and grant revenue accounted for 8.6% and 10.6% of revenue for the three months ended March 31, 1999 and 1998, respectively.

        Cost of Product and Contract Research Revenues. Cost of product and contract research revenue increased to approximately $428,000 from approximately $406,000 for the three months ended March 31, 1999 and increased as a percent of revenues to 63.2% from 59.6% in the same periods. This increase in cost is primarily attributable to expenses associated with quality systems and regulatory matters in preparation for our FDA 510k pre-market clearance.

        Research and Development. Research and development expenses increased to approximately $140,000 from approximately $89,000 in the three months ended March 31, 1999, a 58.0% increase, due to product development. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its new product development plans.

        Selling, General and Administrative. Selling, general and administrative expenses increased to approximately $256,000 from approximately $212,000 in the three months ended March 31, 1999. The 20.4% increase in selling, general and administrative expenses is primarily attributable to increased personnel, particularly the development of a senior management team. The Company anticipates that in future periods its selling, general and administrative expenses will increase in total dollars expended as a result of its plans to commercialize new products.

                         IMPLANT SCIENCES CORPORATION
                  PART 1: FINANCIAL INFORMATION (continued)
          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)

Nine months ended March 31, 1999 and 1998

        Revenues. Total revenues decreased to approximately $2,026,000 in the nine months ended March 31, 1999 from approximately $2,128,000 in the nine months ended March 31, 1998. The 4.8% decrease was primarily attributable to soft semiconductor sales and a decrease in government contract and grant revenue as three Phase I contracts reached completion during the nine months ended March 31, 1999. These decreases were offset by a 16% increase in orthopedic and interventional cardiology medical revenues. Less than 5% of all revenues were derived from foreign sources.

        The Company's two major customers, the Howmedica/Osteonics Division of Stryker, Corporation and Biomet, Incorporated, accounted for 54.3% and 7.8%, respectively, of revenue in the nine months ended March 31, 1999 and 43.9% and 6.4% respectively, in the nine months ended March 31, 1998. The Company's government contract and grant revenue accounted for 10.8% and 18.5% of revenue for the nine months ended March 31, 1999 and 1998, respectively.

        Cost of Product and Contract Research Revenues. Cost of product and contract research revenues decreased to approximately $1,217,000 from approximately $1,297,000 for the nine months ended March 31, 1999 and decreased as a percentage of revenues to 60% from 61% in the same periods. This decrease in cost is primarily attributable to a reduction in costs of materials and government contract and grant related costs.

        Research and Development. Research and development expenses increased to approximately $299,000 from approximately $233,000 in the nine months ended March 31, 1999, a 28.3% increase, due to product development. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its new product development plans.

        Selling, General and Administrative. Selling, general and administrative expenses increase to approximately $726,000 from approximately $614,000 in the nine months ended March 31, 1999. The 18.2% increase in selling, general and administrative expenses is primarily attributable to increased personnel, particularly the development of a senior management team. The Company anticipates that in future periods its selling, general and administrative expenses will increase in total dollars expended as a result of its plans to commercialize new products.

        Liquidity and Capital Resources. As of March 31, 1999 the Company had approximately $100,000 in cash in the form of checking and money market accounts. The Company also had a $300,000 revolving line of credit from a commercial bank at a rate of prime plus one percent, of which $195,000 was available at March 31, 1999. This line of credit expires on September 30, 1999. The Company also has a term loan and an equipment purchase facility with a commercial bank, under which approximately $57,000 and $750,000, respectively, were outstanding at March 31, 1999. Under the provisions of its Loan Agreement, the Company is required to maintain compliance with certain financial covenants, including debt service coverage, minimum levels of net worth and restrictions on indebtedness. At June 30, 1998, the Company's debt service coverage and net worth was less than the required amounts. The Company's bank waived its rights under the Loan Agreement with respect to compliance with these

                         IMPLANT SCIENCES CORPORATION
                  PART 1: FINANCIAL INFORMATION (continued)
          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)

required to maintain compliance with certain financial covenants, including debt service coverage, minimum levels of net worth and restrictions on indebtedness. At June 30, 1998, the Company's debt service coverage and net worth was less than the required amounts. The Company's bank waived its rights under the Loan Agreement with respect to compliance with these financial covenants at June 30, 1998. At September 30, 1998 the Company met all of its financial covenants. In December 1998, the Company's bank changed its loan compliance requirements from a quarterly basis to an annual basis. The bank now measures compliance annually, consistent with the Company's fiscal year end. Accordingly, amounts payable under the Loan Agreement are classified as long-term in the accompanying balance sheet.

        During the nine months ending March 31, 1999, operating activities used cash of approximately $425,000 due principally to the payment of operating expenses and offering costs and an increase in accounts receivable.

        During the nine months ending March 31, 1999, investing activities used cash of approximately $432,000. Net cash used by investing activities included $411,000 purchases of property and equipment and $21,000 of patent fees. Although the Company does not have significant capital commitments, the Company intends to make significant investments over the next several years to support the development and commercialization of its new products and the expansion of its manufacturing equipment.

        During the nine months ended March 31, 1999, financing activities provided approximately $646,000 in cash. Net cash provided by financing activities primarily includes proceeds from an equipment loan and line of credit.

        The Company plans to further increase its expenditures to complete development and commercialize its new products, to increase its manufacturing capacity, to ensure compliance with the FDA's Quality System Regulations and to broaden its sales and marketing capabilities.

        The Company is currently conducting an Initial Public Offering and anticipates that the proceeds of the Offering and interest thereon, together with existing cash and cash equivalents, will be sufficient to fund its operations and planned new product development, including increased working capital expenditures, through at least the next 18 months.

        During 1998 and 1999, the Company incurred operating losses and utilized significant amounts of cash to fund operations. During this time the Company increased its cash expenditures to develop its new products, increase capacity and equipment and increase sales and marketing capabilities in anticipation of FDA approval for its radioactive prostate seed (which was obtained on May 26, 1999) and radioactive stent products. The Company has been utilizing its credit facilities and cash and cash equivalents to finance operations. In order to be better positioned to achieve its strategic objectives, the Company is attempting to obtain equity financing through an initial public offering of its common stock.

        The Company has experienced delays in completing its initial public offering. Accordingly, the Company has implemented a number of programs to reduce its use of cash, including operating expenses reductions, while it actively attempted to complete its initial public offering. The Company believes that these programs will continue until such time as

                         IMPLANT SCIENCES CORPORATION
                  PART 1: FINANCIAL INFORMATION (continued)
          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)

additional sources of financing are obtained. Management of the Company has outlined and implemented a plan of action to ensure that the Company has adequate sources of cash to meet its working capital needs for at least the next twelve months. The key elements of the plan are as follows:

       o Further operating expense reductions to eliminate certain expenditures which are not critically essential to achieving critical business objectives at this time (e.g., temporary personnel, use of outside consultants, discretionary spending).

       o Timing of new product development expenditures has been closely tied to timing of anticipated financing.

       o  Continued pursuit of government research grants.

       o Pursuit of financing alternatives including bank financing, strategic alliances, and capital contributions by management.

        As a result of the above actions, management believes that its existing cash resources and credit facilities should meet working capital requirements over the next twelve months. However, unanticipated decreases in revenues, increases in expenses or further delays in the process of obtaining equity financing, may adversely impact the Company's cash position and require further cost reductions.

Year 2000 Compliance

        As the year 2000 approaches, it is generally anticipated that certain computers, software and other equipment utilizing microprocessors may be unable to recognize or properly process dates after the year 1999 without software modification. The Company has evaluated this potential issue with respect to its software, equipment, financial systems and suppliers. Expenditures by the Company to date in connection with year 2000 compliance have not been material, and the Company does not believe the year 2000 problem will have any material adverse effect on its business, operations or financial condition.

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        Not Applicable

Item 1. Changes in Securities and Use of Proceeds

        Changes in securities and use of proceeds has not changed as the Initial Public Offering has not yet been completed.

Item 3. Defaults Upon Senior Securities

        Non Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

        On June 8, 1999 the Company amended and restated its Articles of Organization. The amendment, among other things, included the following:

          *  The Board of Directors and Stockholders declared a 6-for-7 reverse stock split of its Common Stock. There were 3,985,320 shares cast in favor of this amendment and 84,000 shares withheld.

          *  The Board of Directors and Stockholders increased the
             authorized Common Shares, affected by the reverse stock split, from 17,142,857 to 20,000,000 shares. There were 3,951,678 shares
             cast in favor of this amendment, 33,642    shares abstained and
             84,000 shares withheld.

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (A). Exhibits

             * All exhibits are incorporated by reference, as filed on June 9, 1999, Registration Number 333-64499

        (B)  Reports on Form 8-K

             * The registrant has filed no reports on form 8-K during the quarter ended March 31, 1999

                         IMPLANT SCIENCES CORPORATION

                         PART II:  OTHER INFORMATION


--------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Implant Sciences Corporation



Date: June 14, 1999               /s/ Anthony J. Armini
                                  ----------------------------------
                                  Anthony J. Armini
                                  President and CEO



Date: June 14, 1999               /s/ Darlene M. Deptula-Hicks
                                  ----------------------------------
                                  Darlene M. Deptula-Hicks
                                  Vice President and Chief Financial
                                  Officer (Principal Financial and
                                  Accounting Officer)