Form 10KSB40
period 1999-06-30
IMPLANT SCIENCES CORP
filed 1999-09-28
CIK 1068874

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDING JUNE 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER 000-25839

                          IMPLANT SCIENCES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                    04-2837126
         (STATE OR OTHER JURISDICTION                          (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

             107 AUDUBON ROAD, #5
                WAKEFIELD, MA                                      01880
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                  781-246-0700
                          (ISSUER'S TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                --------------                   -----------------------------------------
         Common Stock, $.10 par value          American Stock Exchange, Boston Stock Exchange
                   Warrants                    American Stock Exchange, Boston Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $2,753,488

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $39,287,230 as of June 30, 1999 (based on the closing price for such stock as of June 30, 1999).

     As of June 30, 1999, there were 5,069,320 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or before October 28, 1999, are incorporated by reference into Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

     In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business', "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Registration Statement on Form SB-2 (Registration No. 333-64499) and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1999.

     Implant Sciences Corporation (the "Company") incorporated in August 1984 has, over the past fifteen years, developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical radiation therapeutic devices. The Company plans to apply this technology to manufacture radioactive prostate seeds ("I-Plant Seeds") using a non-radioactive fabrication process which it believes will be more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry. The I-Plant seeds will be made radioactive in a nuclear reactor prior to shipment to customers. The Company believes that the opportunities for radioactive prostate seeds will continue to grow as an attractive alternative to other methods of treatment. On May 26, 1999, the Company received its notification of pre-market clearance for its iodine-125 seed from the Food and Drug Administration ("FDA"). In the interventional cardiology field, the Company has a joint development agreement with a major stent manufacturer to develop radioactive coronary stents. The Company believes these implants, radioactive seeds used for the treatment of prostate cancer and radioactive coronary stents for the prevention of restenosis (reclosure of the artery) after balloon angioplasty, will have a significant competitive advantage over currently existing devices.

     The Company is currently developing its proprietary thin film coating technology in order to apply it to radiopaque (visible by x-ray) coatings on stents, guidewires, catheters and other devices used in interventional cardiology procedures. In addition, the Company is applying its ion implantation technologies to modify surfaces to reduce polyethylene wear generation in orthopedic joint implants, manufactured by the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated. The Company also supplies ion implantation services to numerous semiconductor manufacturers, research laboratories and universities. The Company currently has eleven issued United States patents and fifteen United States patents pending covering its technologies and processes. The Company also has two international patent applications pending.

     Although there are a wide range of commercial applications for the Company's proprietary technologies, the Company has chosen to focus on the medical device industry. Within the medical device industry, the Company is concentrating on the prostate cancer, interventional cardiology and orthopedic segments.

TECHNOLOGIES

     General. The Company uses two core technologies, ion implantation and thin film coatings, to provide enhanced surfaces to various medical implants and semiconductor products. With respect to each core technology, the Company has developed proprietary processes and equipment for the purpose of improving or altering the surfaces of medical implants and semiconductor wafers.

     Ion implantation and thin film coatings are techniques first developed in the 1970's to improve the functional surface properties of metals, ceramics and polymers, such as friction, wear, wettability and hardness. Ion implantation was initially developed as a means to dope semiconductors in the fabrication of integrated circuits. The accuracy, cleanliness and controllability of this process has made it the standard for semiconductor manufacturing. Ion implantation is generally preferred over other surface modification methods because it does not delaminate, does not require high temperatures and does not deform or alter the dimensions of the treated surface.

     Thin film coatings were initially developed to interconnect transistors on semiconductor chips. Thin films modify surfaces by layering a desired metal or ceramic coating on the substrate material. Common thin film coating techniques include chemical vapor deposition and physical vapor deposition.

     Ion Implantation. Ion implantation is a process by which ions (electrically charged atoms) are accelerated to high velocity in a vacuum and directed toward a substrate or target material. The atoms become embedded just below the surface of the material producing an alloy composed of the atoms and the substrate material in the near-surface region of the target material. This surface alloy may have new mechanical, electrical, chemical, optical and other properties. The Company believes its proprietary technology, including high current ion sources and specialized component holding fixtures, provides higher ion implant doses and higher beam power and yields superior surface characteristics at lower cost than commercially available equipment.

     Ion implantation can be used to embed single isotopes of radioactive or non radioactive elements into components. The Company plans to use its proprietary equipment to manufacture radioactive seed implants for the treatment of prostate cancer and other carcinomas. The Company is in the process of developing radioactive prostate seeds containing iodine-125, which can be manufactured without expensive cyclotrons or linear accelerators and without hazardous radioactive wet chemistry, the methods currently employed by existing suppliers. The Company has three patents pending on its process. The Company also believes it can cost-effectively implant ions of therapeutic radioisotopes including phosphorous-32, palladium-103 or ytterbium-90 into a device such as a coronary stent used to reduce restenosis following balloon angioplasty.

     Thin Film Coating. A thin film coating is grown upon a substrate in a vacuum by the gradual deposition of atoms on the substrate. The Company's proprietary unbalanced magnetron sputtering process results in coatings that are extremely dense and free of voids, yielding good contrast and sharp edges under x-ray or fluoroscopic examination. These coatings usually consist of gold or platinum for radiopaque applications. The Company's proprietary manufacturing process allows for efficient utilization of precious metals and for cost effective recovery and recycling of these precious metals. The Company is developing processes to coat stents, guidewires and catheters used in interventional cardiology procedures with substances, usually gold or platinum, that allow those stents, guidewires and catheters to be visible under x-ray observation during a procedure. The Company believes other techniques for applying thin film coatings are less desirable for medical device applications because of their inability to apply a dense coating, while continuing to be flexible and adhering to the substrate.

CURRENT AND FUTURE PRODUCTS

  Prostate Cancer Seeds

     General. The alternatives generally presented to patients diagnosed with prostate cancer are surgical removal of the prostate (radical prostatectomy) or external beam radiation. Both techniques frequently have significant side effects including impotence and incontinence. Brachytherapy is an increasingly popular treatment technique whereby radioactive seeds (each of which is approximately half the size of a grain of rice) are permanently implanted into the prostate. This technique allows the delivery of highly concentrated yet confined doses of radiation directly to the prostate. Surrounding healthy tissues and organs are spared significant radiation exposure. Advances in transrectal ultrasound and catscan imaging equipment provide detailed and precise measurements of prostate size and shape, for seed distribution and placement.

     Prostate Seeds. The Company has developed, and applied for three United States patents covering radioactive seeds, implants and methods of manufacturing radioactive seed implants by a proprietary process. On May 26, 1999, the Company received notification of pre-market clearance from the Food and Drug Administration for its iodine-125 seed and believes these seeds should be available for commercial sale in the first half of 2000. These seeds are used primarily in the treatment of prostate cancer. A ten-year study conducted by the Northwest Hospital, Seattle, Washington (the "Northwest Hospital Study") shows that this treatment has a ten-year disease-free survival rate equal to surgical removal of the prostate and may be superior to other early stage treatments, with a substantial reduction in the negative side effects, impotence and incontinence, frequently associated with surgery and external beam radiation treatment. The National Cancer Institute and American Cancer Society have reported that sexual potency after implantation of radioactive seeds has been 86% to 92%, which compares with rates of 10% to 40% for radical prostectomies and 40% to 60% for external beam radiation therapy. The Company's production method, involving a proprietary non-radioactive fabrication procedure, does not use radioactive wet chemistry. On July 28, 1999 the Company received its Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission ("NRC") requirement administered by the Commonwealth of Massachusetts as a NRC Agreement State.

     Manufacturing. Management believes that the Company's manufacturing process will result in lower capital equipment and manufacturing assembly costs and will be less hazardous than the manufacturing processes used by the Company's competitors. Other radioactive prostate seed manufacturers use radioactive wet chemistry during seed assembly for iodine-125 products. These technologies require much higher capital equipment costs than the Company's technologies. The Company's dry process, for which it has patents pending, uses no radioactive fabrication, and the Company believes it requires fewer personnel and yields faster throughput. Following seed assembly the Company sends its seeds to a nuclear reactor for activation. Using this non-radioactive fabrication process, seeds can be fabricated and inventoried in large quantities and activated only when ordered. Due to the short half life of iodine-125 (60 days), the competition must assemble and ship seeds on a tight schedule so they can be implanted into the patient at the appropriate strength.

     Sales. The Company intends to manufacture and sell its own radioactive prostate seeds to distributors of medical products and directly to major medical centers, purchasing groups and hospitals. The Company has not yet sold any prostate seeds for commercial use, however, on May 26, 1999, the Company received notification of pre-market clearance from the Food and Drug Administration for its iodine-125 seed and the Company believes these seeds should be available for commercial sale in the first half of 2000. On July 28, 1999 the Company also received it Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission ("NRC") requirement administered by the Commonwealth of Massachusetts as a NCR Agreement State. In preparation for commercialization the Company needs to complete its manufacturing equipment and reach agreement with a distribution partner.

  Interventional Cardiology Devices

     General. In cooperation with certain device manufacturers, the Company is in the process of developing a number of devices to be used in interventional cardiology procedures. Among these devices are intravascular radioactive stents that are used to reduce restenosis following balloon angioplasty and stents, guidewires and catheters containing radiopaque markers. Coronary stents are made of metals which are not radiopaque and in many cases must be coated with dense precious metals for increased visibility that is critical to their guiding, positioning, manipulation and placement.

     Radioactive Stents. The Company has four issued patents and has applied for eight additional United States patents and has pending one international patent application for, new methods of implanting radioactivity onto coronary stents that it believes will reduce the incidence of restenosis. The Company has developed a proprietary technique for the ion implantation of both pure beta and pure x-ray emitters into stents, which management believes has significant advantages over other methods. These radioisotopes produce short-range radiation that only affect the targeted tissues, rather than the entire body or region.

     In fiscal 1998, the Company was awarded a grant from the National Institutes of Health ("NIH") for the first phase of a possible two-phase program to further develop its radioactive stents on a commercial basis. The Company believes it will be awarded the $750,000 phase two grant based on its successful phase I grant, to further develop its radioactive stents.

     Radiopaque Coatings. The Company has developed proprietary methods for applying radiopaque coatings onto a variety of medical devices manufactured by its customers in order to increase the visibility of such devices during interventional cardiology and other catheter-based procedures. These biocompatible coatings are deposited using a proprietary unbalanced magnetron sputtered coating process. The resulting coating is extremely dense and free of voids yielding good contrast and sharp edges under x-ray or fluoroscopic examination. The Company uses this process to coat stents, guidewires and catheters. For a fractional increase in the manufacturing cost of a stent, the Company believes its coatings can provide significant added value and enhanced performance. The Company's thin film coatings are being evaluated by certain customers for stents, guidewires and catheters.

     Manufacturing. For manufacture of radioactive stents, the Company uses a proprietary ion implanter that has been optimized for this application. The Company also has developed a proprietary ion source which uses a relatively non-toxic form of phosphorous as the radioactive phosphorous-32 source material. The Company believes its proprietary equipment can be used for commercial production with the safety and quality control required by the FDA. For manufacture of its radiopaque coatings, the Company has developed a proprietary gold coating process and has built equipment that uses unbalanced magnetron sputtering which provides adherent coatings on implants with complex shapes (such as stents) and which allows for efficient recovery of precious metals not consumed in the process.

  Orthopedic Total Joint Replacements

     General. The Company provides surface engineering technology to manufacturers of orthopedic hip and knee total joint replacements. The majority of existing hip and knee joint replacements are made of a cobalt chromium ("CoCr") femoral component that articulates against a polyethylene component. While offering excellent biocompatibility and superior wear resistance over prior alloys and designs and potentially longer average life than prior alloys, CoCr devices still suffer from particle generation where the metal and polyethylene components articulate against each other. This particle generation has been identified as a primary cause of implant loosening due to osteolysis requiring repeat surgery.

     Orthopedics. The Company implants CoCr components of total joint replacements manufactured by its customers with nitrogen ions. Nitrogen ion implantation of these components reduces polyethylene wear by modifying the native oxide present in CoCr alloys. Laboratory tests and clinical studies have shown that nitrogen ion-implanted CoCr components offer superior performance over untreated components, significantly reducing wear and slowing the incidence of osteolysis which ultimately leads to revision surgery.

     The Company is currently developing zirconia and alumina ceramic ion implantation techniques and believes they will emerge as the preferred next generation surface treatment method for orthopedic total joint replacements. Management believes the use of monolithic ceramic or ceramic coated femoral components holds greater promise than other types of components in reducing osteolysis because ceramics have wear characteristics superior to metal and are biocompatible and inert. The Company believes monolithic ceramic hip heads are currently employed in a limited number of hip procedures in the United States. Because of their brittle nature, monolithic ceramics are not likely to be utilized for femoral knee components. As an alternative to monolithic ceramic components, the Company's ceramic coatings of CoCr devices using its "blended interface" process can be applied to either hip or knee joint replacements. The Company believes that ceramic coatings of CoCr devices would combine the bulk strength of a metal alloy with the superior surface characteristics of a ceramic. Several orthopedic companies are considering the Company's surface treatment methods to provide ceramic coated metal implants.

     Manufacturing. The Company believes it now operates one of the highest beam-current ion implanters used in the medical field. This equipment has higher through-put and lower cost than equipment with a lower beam-current. For the Company's new second generation orthopedic coating this equipment can provide a ceramic coating with superior characteristics due to its patented "blended interface" process.

     Sales. The Company currently implants CoCr components of total joint replacements made by its customers with nitrogen ions and is developing ceramic ion implantation techniques for total joint replacements. The Company receives untreated CoCr total joint replacements from its customers and implants them at its facility. The Company then invoices and ships the implanted total joint replacements to its customers.

     Markets. Osteoarthritis is a natural result of the aging process and is the predominant cause of the need for joint replacement. The Company believes that longer life expectancy as well as the growth in the number of people over 50 will cause the demand for total joint replacement to increase. According to the American Academy of Orthopedic Surgeons, the hip and knee total joint replacement market was estimated to be 500,000 units in 1995 in the United States. The Company treats approximately 55,000 units each year using its ion implantation process for the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated. Research by the Company has shown that the Company's ceramic coatings can decrease wear debris generation by two-thirds, which the Company believes will reduce osteolysis and thereby reduce the need for revision surgery.

  Semiconductor Ion Implantation

     The Company supplies ion implantation services to numerous semiconductor manufacturers, research laboratories, and research universities. Ion implantation of electronic dopants into silicon, the process by which silicon is turned into a semiconductor, is an integral part of the integrated circuit fabrication process. While many of the Company's customers have their own ion implantation equipment, they often use the Company's services and specialized expertise for research and new product development because they do not want to interfere with production or because they are unable to perform the services themselves.

     To serve this market, the Company offers the ion implantation of over 60 of the 92 natural elements for its customers' research programs. The Company offers all of the necessary dopants for silicon as well as for new materials such as gallium arsenide, silicon carbide, indium phosphide and other advanced compound semiconductors. The Company also performs high dose ion-implantation of silicon and germanium to improve the crystallinity and to modify the semiconductor properties of these materials.

MARKETING AND SALES

     The Company's marketing and sales methods vary according to the characteristics of each of its main business areas. The Company's foreign sales have comprised less than five percent of its total revenues. Sales and marketing to the medical device and semiconductor markets are directed by the Company's Vice President of Marketing and Sales who is assisted by the Company's Director of Medical Devices and the Company's Director of Semiconductor Products. Sales in the medical device and semiconductor arena are handled by three full time salespeople, who handle both medical devices and semiconductor products. The solicitation and proposal process for research and development contracts and grants are conducted by the Company's President, its Chief Scientist, and its scientific staff.

  Medical Sales and Marketing

     The Company plans to market its radioactive prostate seeds to distributors of medical products as well as major hospitals and key physicians who might purchase radioactive prostate seeds. The Company plans to hire additional sales personnel to make direct calls on these potential customers. The Company plans to market its implantation of radioactivity onto coronary stents directly to stent manufacturers who will in turn sell the stents to hospitals.

     In the business of ion implantation for total joint replacements, the Company concentrates on identifying and serving leading manufacturers. Where possible, the Company attempts to become the sole provider of devices or surface engineering services to each such manufacturer. The Company's marketing and sales efforts require considerable direct contact and typically involve a process of customer education in the merits of the Company's technology. The Company accomplishes this by first researching customer needs, delivering scientific papers at orthopedic and biomaterial conferences, and through presentations at customer sites. The Company's internal research and government research grants are an integral part of the marketing process. The Company's patent portfolio is also very important in this process.

     To promote sales of its radiopaque coatings, the Company attends trade shows and uses press releases. Once a customer's interest is established, the sales process proceeds with an initial demonstration project funded by the customer. A set of developmental runs are then performed to determine project feasibility and to roughly optimize a parameter set for deposition. After testing of samples generated and considering cost estimates for production quantities, the customer may authorize the Company to proceed to pilot production.

     In pilot production, typically, several hundred units are produced in a manner equivalent to the envisioned full production method. Pilot production may be done on an existing piece of equipment with customer/device specific fixturing, or a prototype machine depending on the complexity of the process and device. Samples made in pilot production are fabricated into complete devices and used by the customer for further testing, clinical studies, FDA submissions, and marketing and sales efforts.

  Semiconductor Sales and Marketing

     Since semiconductor ion implantation is a standard process in all integrated circuit fabrication, customers usually know what they want and little education is necessary. The Company's services are promoted and sold through trade shows, advertising in trade magazines, direct mailings and press releases. Most sales are between $600 and $2,500 per order, take less than one day to complete, and the entire sales effort is often conducted by telephone. Most of the Company's sales in this area are for outsourced customer-specified ion implantation services which the customer's own ion implantation department is unable or unwilling to perform.

  Government Contracts

     Research and development contracts from the U.S. government must be won through a competitive proposal process which undergoes peer review. The Company is in frequent contact with the National Institutes of Health, the Department of Defense, the Department of Energy and other agencies at technical conferences to stay informed of the government's needs. The Company believes its principals and senior scientific staff have earned a strong reputation with these and other agencies. To date the Company has been awarded research and development contracts by the National Institute of Health, the Department of Defense, the National Science Foundation, and the National Aeronautics and Space Administration ("NASA").

RESEARCH AND DEVELOPMENT

     The technical staff of the Company consists of eight scientists including four with Ph.D. degrees, and four with Bachelor Degrees and with expertise in physical sciences and engineering. All of the Company's existing and planned products rely on proprietary technologies developed in its research and development laboratories. The Company's research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research ("SBIR") program. The Company has obtained over $4,000,000 in U.S. government grants and contracts over the past 10 years.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications. The Company currently has eleven issued United States patents and fifteen United States patent applications pending. The Company has two international patent applications pending.

     The Company has exclusive rights inter-alia under patents covering the following technologies: (i) methods of rendering coronary stents radioactive,
(ii) a radioactive, radiopaque stent device, (iii) methods of growing ceramic coatings on orthopedic implants, and (iv) methods of generating ion beams. In addition, the Company has patents pending on (i) an iodine-125 radioactive prostate seed, and (ii) a palladium-103 radioactive prostate seed.

     The Company is aware of a U.S. patent of a third party having broad claims covering radioactive stents and methods of using radioactive stents for the treatment of restenosis. The Company has not sought a formal opinion of counsel regarding the validity of this patent or whether the Company's processes infringe this patent. The Company plans to implant radioactivity onto coronary stents manufactured by the patent holder, its licensees or others. If the Company's plans to implant radioactivity onto the patent holder's stents do not succeed and/or if the Company implants radioactivity onto stents that are not manufactured by the patent holder or its licensees there can be no assurance that the holder of this patent will not seek to enforce the patent against the Company or the manufacturer of the stents, or that the Company would prevail in any such enforcement action.

     The Company intends to seek further patents on its technologies, if appropriate. However, there can be no assurance that patents will issue for any of the Company's pending or future applications or that any claim allowed from such applications will be of sufficient scope or strength, or be issued in all countries where the Company sells its products and services, to provide meaningful protection or any commercial advantage to the Company.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     Although the Company's present business itself is not directly regulated by the FDA, the medical devices incorporating its technologies are subject to FDA regulation. The burden of securing FDA clearance or approval for these medical devices rests with the Company's medical device manufacturers or licensees. However, the Company intends to prepare Device Master Files which may be accessed by the FDA to assist it in its review of the applications filed by the Company's medical device manufacturers. The Company's radioactive iodine-125 seed is subject to the FDA's 510(k) notification of pre-market clearance which the Company received on May 26, 1999. The Company expects that this seed will be available for sale in the first half of 2000.

     Supplemental or full pre-market approval ("PMA") reviews require a significantly longer period. A PMA will be required for the Company's radioactive coronary stents. Thus, significantly more time will be required to commercialize applications subjected to PMA review. The Company believes its radioactive coronary stents will not be available for commercial sale before 2001. Furthermore, sales of medical devices outside the U.S. are subject to international regulatory requirements that vary from country to country. The time required to obtain clearance or approval for sale internationally may be longer or shorter than that required for FDA approval.

     In addition to FDA regulation, certain of the Company's activities are regulated by, and require approvals from, other federal and state agencies. For example, aspects of the Company's operations require the approval of the Massachusetts Department of Public Health and registration with the Department of Labor and Industries. On July 28, 1999 the Company received is Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission ("NRC") requirement administered by the Commonwealth of Massachusetts as a NRC Agreement State. Furthermore, the Company's use, management, transportation, and disposal of certain chemicals and wastes are subject to regulation by several federal and state agencies depending on the nature of the chemical or waste material. Certain toxic chemicals and products containing toxic chemicals may require special reporting to the United States Environmental Protection Agency and/or its state counterparts. The Company is not aware of any specific environmental liabilities that it could incur. The Company's future operations may require additional approvals from federal and/or state environmental agencies.

COMPETITION

     In radioactive products, such as prostate seed implants and radioactive stents, the Company expects to compete with Nycomed Amersham plc, Theragenics Corp., North American Scientific, Inc., International Isotopes Inc., Uromed Corporation and UroCor, Inc. Of these, Nycomed Amersham plc, Theragenics Corp. and North American Scientific, Inc. serve substantially the entire radioactive prostate seed market and International Isotopes Inc., Uromed Corporation and UroCor. Inc. have announced their plans to enter the seed market. In addition, the Company's proposed radioactive stents will compete with alternative technologies such as Novoste Corporation's Beta-Cath system, radioactive tipped guidewires and radioactive filled balloons. The number and types of procedures being performed on the prostate are increasingly drawing new entrants into the market. The Company believes that competition, and, in turn, pricing pressures, may increase. Many of the Company's competitors have substantially greater financial, technical and marketing resources than the Company.

     Many medical device manufacturers have developed or are engaged in efforts to develop internal surface modification technologies for use on their own products. Most companies that market surface modification to the outside marketplace are divisions of organizations with businesses in addition to surface modification. Overall, the Company believes the worldwide market for surface modification technologies applicable to medical devices is very fragmented with no competitor having more than a 10% market share. Many of the Company's existing and potential competitors (including medical device manufacturers pursuing coating solutions through their own research and development efforts) have substantially greater financial, technical and marketing resources than the Company.

     With respect to ion implantation of orthopedic implants, the Company primarily competes with Spire Corporation. Competition within the orthopedic implant industry is primarily conducted on the basis of service and product design. Price competition has abated somewhat in the case of first time and more youthful patients where higher-cost and more durable reconstructive devices are preferred. The Company attempts to differentiate itself from its competition by providing what it believes are high value-added solutions to surface modification. Management believes that the primary factors customers consider in choosing a particular surface modification technology are performance, ease of manufacturing, ability to produce multiple properties from a single process, compliance with manufacturing regulations, customer service pricing, turn around time, and the ability to work with a variety of materials. The Company believes that its process competes favorably with respect to these factors. The Company believes that the cost and time required to acquire equipment and technical engineering talent, as well as to obtain the necessary regulatory approvals, significantly reduces the likelihood of a manufacturer changing the coating process it uses after a device has been approved for marketing.

     The Company's primary competition in the semiconductor industry consists of three companies: Ion Implant Services, The Implant Center, and Ion Implant Corporation. These companies are all located in Silicon Valley, California and primarily serve the silicon wafer production needs of semiconductor factories in their local area, although Ion Implant Corporation does research and development implants nationwide. The Company mostly serves east coast factories with silicon production and research and development laboratories worldwide.

     Many of the Company's competitors and potential competitors have substantially greater capital resources than the Company does and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that the Company's competitors and potential competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those developed and marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there is no assurance that the Company will be able to compete effectively against such competitors and potential competitors in terms of manufacturing, marketing and sales.

PRODUCT LIABILITY AND INSURANCE

     The Company's business entails the risk of product liability claims. Although the Company has not experienced any product liability claims to date, there can be no assurance that such claims will not be asserted or that it will have sufficient resources to satisfy any liability resulting from such claims. The Company intends to acquire product liability insurance when its radioactive prostate seed products and interventional cardiology devices are in commercial production. There can be no assurance that product liability claims will not exceed such insurance coverage limits, that such insurance will continue to be available on commercially reasonable terms or at all, or that a product liability claim would not materially adversely affect the business, financial condition or results of operations of the Company.

EMPLOYEES

     As of June 30, 1999, the Company had 34 full time employees. The Company believes it maintains good relations with its employees. None of the Company's employees is represented by a union or covered by a collective bargaining agreement.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The senior management of the Company consists of the following:

NAME                                   AGE                           POSITION
----                                   ---                           --------
Anthony J. Armini*...................  61    President, Chief Executive Officer and Chairman of the
                                             Board of Directors
Stephen N. Bunker*...................  56    Vice President and Chief Scientist, Director
Darlene M. Deptula-Hicks*............  41    Vice President and Chief Financial Officer, Treasurer
Alan D. Lucas........................  43    Vice President of Marketing, Sales and Business
                                             Development

---------------
(*) Executive Officer

     DR. ANTHONY J. ARMINI has been the President, Chief Executive Officer, and Chairman of the Board of Directors since the Company's incorporation. From 1972 to 1984, prior to founding the Company, Dr. Armini was Executive Vice President at Spire Corporation. From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation. Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967. Dr. Armini is the author of eleven patents and fifteen patents pending in the field of implant technology and fourteen publications in this field. Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and fifteen years experience with ion implantation in the medical and semiconductor fields.

     DR. STEPHEN N. BUNKER has served as the Vice President and Chief Scientist of the Company since 1987 and Director of the Company since 1988. Prior to joining the Company, from 1972 to 1987, Dr. Bunker was a Chief Scientist at Spire Corporation. From 1971 to 1972, Dr. Bunker was an Engineer at McDonnell Douglas Corporation. Dr. Bunker received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1969. Dr. Bunker is the author of seven patents in the field of implant technology.

     DARLENE M. DEPTULA-HICKS joined the Company in July 1998 as Vice President and Chief Financial Officer. Prior to joining the Company, from 1997 to 1998 Ms. Deptula-Hicks was the Corporate Controller for ABIOMED, Inc., a medical device manufacturer. From 1994 to 1997 Ms. Deptula-Hicks was an independent financial consultant. From 1992 to 1994 Ms. Deptula-Hicks was the Vice President and Chief Financial Officer of GCA, a division of General Signal Corporation, a semiconductor equipment manufacturer. Ms. Deptula-Hicks holds a BS in Accounting and an MBA.

     ALAN D. LUCAS joined the Company in March 1998 as Vice President of Marketing, Sales and Business Development. Prior to joining the Company, Mr. Lucas accumulated over 20 years experience in various marketing and business development positions for medical device companies. Most recently, from 1996 to 1998, Mr. Lucas was the Director of Corporate Development at ABIOMED, Inc. From 1994 to 1996, Mr. Lucas was a strategic marketing and sales consultant focused on medical technology. From 1991 to 1994 Mr. Lucas was the Director of Marketing at Vision Sciences, Inc. a developmental stage medical device company.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company operates out of a 21,992 square foot leased facility in Wakefield, Massachusetts. The facility is located approximately 15 miles north of Boston. The lease expires in May 2000 and has an option to extend. This facility houses all of the Company's research and development, production and administrative offices. The Company expects to lease additional space early in its fiscal year 2000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In September 1998, in connection with the planned initial public offering of the Company's Common Stock, the Company amended and restated its Articles of Organization by unanimous vote of the 4,372,291 shares (calculated on a post 7-for-1 stock split basis) that were present in person or by proxy at the meeting. The amendment, among other things, included the following: (i) the Company's Board of Directors and Stockholders increased the authorized Common Stock to 20,000,000 shares, (ii) the Company's Board of Directors and Stockholders authorized 5,000,000 shares of Preferred Stock ($.10 par value). The Board of Directors was also authorized to issue the Preferred Stock in one or more series, including dividend rights, conversion rights, voting rights, redemption terms and liquidation preferences without any further action by the Company's stockholders and (iii) the Board of Directors and Stockholders declared a 7-for-1 stock split effected in the form of a stock dividend.

     On June 8, 1999 the Company amended and restated its Article of Organization. The amendment, among other things, included a declaration by the Board of Directors and Stockholders declaring a 6-for-7 reverse stock split of Common Stock by unanimous vote of the 4,069,320 shares (calculated on a post 6-for-7 reverse stock split basis) that were present in person or by proxy at the meeting, and an increase in the authorized Common Stock, affected by the reverse stock split, from 17,142,857 to 20,000,000 shares, which was approved by 4,035,678 shares voting in favor of the proposal, 33,642 shares abstaining and zero shares opposed.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

     As of June 30, 1999 the Company's Common Stock, $.10 par value, was traded on the Nasdaq SmallCap Market under the symbol IMPLU and on the Boston Stock Exchange under the symbol IMXU. On September 10, 1999 the Company was accepted for listing and began trading on the American Stock Exchange under the symbol IMX. At that time the listing on the Nasdaq SmallCap Market was dropped. The following sets forth the range of high and low sale prices on the Nasdaq SmallCap Market since the Company's Initial Public Offering on June 24, 1999.

              FISCAL YEAR ENDED JUNE 30, 1999                 HIGH    LOW
              -------------------------------                 ----    ---
Fourth Quarter..............................................  8 1/8   7 1/2

NUMBER OF STOCKHOLDERS

     As of August 30, 1999, there were approximately 733 shareholders of record of the Company's Common Stock, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single street name of each respective depository, bank or broker.

DIVIDENDS

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business, and does not anticipate paying cash dividends in the foreseeable future. The Company's revolving credit line, term loan and equipment purchase facility with its principle lender prohibit the payment of dividends other than common stock dividends.

SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities.

USE OF PROCEEDS

     The Company received approximately $6,500,000 in net proceeds from it initial public offering on June 24, 1999 and as of August 30, 1999 has used approximately $330,000 of cash primarily to build manufacturing equipment, add additional personnel, continue research and development and satisfy general operating expenses. The Company is retaining the balance for future needs to continue to ramp up its production equipment and personnel, continue its research and development efforts, expand its sales and marketing capabilities and general corporate purposes.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements and Notes thereto included elsewhere in this document. This Annual Report on Form 10-KSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Registration Statement on Form SB-2 (Registration No. 333-64499) and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1999.

OVERVIEW

     Implant Sciences Corporation (the "Company") has, over the past fifteen years, developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical radiation therapeutic devices. The Company plans to apply this technology to manufacture radioactive prostate seeds using a non-radioactive fabrication process which it believes will be more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry. The I-Plant seeds will be sealed and then made radioactive in a nuclear reactor prior to shipment to customers. The Company believes that the opportunities for radioactive prostate seeds will continue to grow as an attractive alternative to other methods of treatment. On May 26, 1999, the Company received its notification of pre-market clearance for its iodine-125 seed from the Food and Drug Administration ("FDA"). In the interventional cardiology field, the Company has a joint development agreement with a major stent manufacturer to develop radioactive coronary stents. The Company believes these implants, radioactive seeds used for the treatment of prostate cancer and radioactive coronary stents for the prevention of restenosis (reclosure of the artery) after balloon angioplasty, will have a significant competitive advantage over currently existing devices.

     The Company is currently developing its proprietary thin film coating technology in order to apply it to radiopaque (visible by x-ray) coatings on stents, guidewires, catheters and other devices used in interventional cardiology procedures. In addition, the Company is applying its ion implantation technologies to modify surfaces to reduce polyethylene wear generation in orthopedic joint implants, manufactured by the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated. The Company also supplies ion implantation services to numerous semiconductor manufacturers, research laboratories and universities. The Company currently has eleven issued United States patents and fifteen United States patents pending covering its technologies and processes. The Company also has two international patent applications pending.

     Although there are a wide range of commercial applications for the Company's proprietary technologies, the Company has chosen to focus on the medical device industry. Within the medical device industry, the Company is concentrating on the prostate cancer, interventional cardiology and orthopedic segments.

RESULTS OF OPERATIONS

                             SELECT FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FISCAL YEARS ENDED JUNE 30,
                                                              ----------------------------
                                                                  1998            1999
                                                              ------------    ------------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product and contract research revenues....................   $2,904,429      $2,753,488
                                                               ----------      ----------
     Total revenues.........................................    2,904,429       2,753,488
Costs and expenses:
  Cost of product and contract research revenues............    1,693,662       1,536,244
  Research and development..................................      306,536         385,555
  Selling, general and administrative.......................    1,014,401       1,083,742
                                                               ----------      ----------
     Total costs and expenses...............................    3,014,599       3,005,541
                                                               ----------      ----------
Operating loss..............................................     (110,170)       (252,053)
Other income (expense)......................................       13,285         (55,116)
                                                               ----------      ----------
Loss before benefit for income taxes........................      (96,885)       (307,169)
Benefit for income taxes....................................      (38,900)        (36,700)
                                                               ----------      ----------
  Net loss..................................................   $  (57,985)     $ (270,469)
                                                               ==========      ==========
  Net loss per share -- basic...............................   $    (0.02)     $    (0.07)
                                                               ==========      ==========
  Net loss per share -- diluted.............................   $    (0.02)     $    (0.07)
                                                               ==========      ==========
  Weighted average common shares outstanding used for basic
     earnings per share.....................................    3,523,368       3,991,499
                                                               ==========      ==========
  Weighted average common shares outstanding used for
     diluted earnings per share.............................    3,523,368       3,991,499
                                                               ==========      ==========

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
BALANCE SHEET DATA
Cash........................................................  $  311,189    $6,152,536
Current assets..............................................     871,289     7,034,706
Working capital.............................................     141,143     5,324,430
Total assets................................................   2,166,483     8,463,396
Current portion of long term debt, including capital
  lease.....................................................      55,352       191,048
Long term debt, including capital lease, net of current.....     246,581       631,977
Stockholders' equity........................................   1,177,456     6,092,143

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                               1998         1999
                                                              -------      -------
Revenues:
  Product and contract research revenues:
     Medical................................................    77.0%        82.9%
     Semiconductor..........................................    23.0         17.1
                                                               -----        -----
          Total revenues....................................   100.0        100.0
Costs and Expenses:
     Cost of product and contract research revenues.........    58.3         55.8
     Research and development...............................    10.6         14.0
     Selling, general and administrative....................    34.9         39.4
                                                               -----        -----
          Total costs and expenses..........................   103.8        109.2
                                                               -----        -----
Operating loss..............................................    (3.8)        (9.2)
Other income (expense), net.................................     0.5         (2.0)
                                                               -----        -----
Loss before benefit for income taxes........................    (3.3)       (11.2)
Benefit for taxes...........................................    (1.3)        (1.4)
                                                               -----        -----
Net loss....................................................    (2.0)%       (9.8)%
                                                               =====        =====

     Revenues. Total revenues decreased to approximately $2,753,000 in the twelve months ending June 30, 1999 from approximately $2,904,000 in the twelve months ending June 30, 1998. The 5.2% decrease was primarily attributable to soft semiconductor sales, a decrease in government contract and grant revenue as three Phase I contracts reached completion during the twelve months ended June 30, 1999 and the rescheduled delivery of a $365,000 order which was forecasted to ship by fiscal year end, which is now expected to ship in early fiscal 2000. These decreases were offset by a 16.6% increase in orthopedic medical revenues. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, accounted for 53.5% and 8.1% respectively, of revenue in the twelve months ended June 30, 1999 and 42.3% and 6.0% respectively, in the twelve months ended June 30, 1998. The Company's government contract and grant revenue accounted for 12.7% and 16.1% of revenue for the twelve months ended June 30, 1999 and 1998, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues decreased to approximately $1,536,000 from approximately $1,694,000 for the twelve months ended June 30, 1999 and decreased as a percentage of revenues to 55.8% from 58.3% the previous year. This decrease in cost is primarily attributable to lower sales, a reduction in costs and materials and government contract and grant related costs.

     Research and Development. Research and development expenses increased to approximately $386,000 from approximately $307,000 in the twelve months ended June 30, 1999, a 25.7% increase, due to new product development. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its product development plans.

     Selling, General and Administrative. Selling, general and administrative expenses increased to approximately $1,084,000 from approximately $1,014,000 in the twelve months ended June 30, 1999. The 6.9% increase in selling, general and administrative expenses is primarily attributable to increased personnel, particularly the development of a senior management team. The Company anticipates that in future periods its selling, general and administrative expenses will increase in total dollars expended as a result of its plans to commercialize new products.

     Other Income and Expenses, Net. Other income and expenses, net consists primarily of interest earned on the Company's short-term investments, interest expense on loans and rental income for machine space. Other income and expense increased to approximately $55,000, in fiscal 1999, from approximately ($13,000) in fiscal 1998. The increase primarily reflects an increase in interest expense on the Company's equipment purchase facility and line of credit.

     Liquidity and Capital Resources. As of June 30, 1999 the Company had approximately $6,153,000 in cash in the form of checking and marketable securities, an increase of $5,841,000 over the fiscal year ended June 30, 1998. The Company also had a $300,000 revolving line of credit from a commercial bank at a rate of prime plus one percent, of which $145,000 was available at June 30, 1999. The Company also has a term loan and an equipment purchase facility with a commercial bank, under which approximately $51,000 and $750,000, respectively, were outstanding as of June 30, 1999. Under the provisions of its loan agreements the Company is required to maintain compliance with certain financial covenants, including debt service coverage, minimum levels of net worth and restrictions of indebtedness. At June 30, 1999 the Company's debt service coverage was less than the required amount. The Company's bank waived its rights under the Loan Agreement with respect to compliance with this financial covenant for a period of one year from June 30, 1999.

     During fiscal 1999, operating activities provided approximately $260,000 of cash. Net cash provided by operating activities in fiscal 1999 primarily reflects an increase in accrued expenses and a reduction in other noncurrent assets offset by an increase in inventory.

     During the twelve months ending June 30, 1999, financing activities provided cash of approximately $6,165,000. Net cash provided by financing activities is due principally to the completion of the Company's initial public offering of Common Stock. Although the Company does not have significant capital commitments, the Company intends to make significant commitments over the next several years to support the development and commercialization of its new products and the expansion of its manufacturing equipment.

     During the twelve months ending June 30, 1999, investing activities used approximately $584,000 in cash. Net cash used by investing activities primarily includes the purchases of property and equipment.

     The Company plans to further increase its expenditures to complete development and commercialize its new products, to increase its manufacturing capacity, to ensure compliance with the FDA's Quality System Regulations and to broaden its sales and marketing capabilities.

  Year 2000 Compliance

     As the year 2000 approaches, it is generally anticipated that certain computers, software and other equipment utilizing microprocessors may be unable to recognize or properly process dates after the year 1999 without software modification. The Company has evaluated this potential issue with respect to software, equipment, financial systems and suppliers. Expenditures by the Company to date in connection with year 2000 compliance have not been material, and the Company does not believe the year 2000 problem will have any material adverse effect on its business, operations or financial condition.

                                  RISK FACTORS

ANTICIPATED LOSSES

     During the twelve months ended June 30, 1999, the Company had a net loss of approximately $270,000. The Company plans to further increase its expenditures to complete development and commercialization of its new products, to increase its manufacturing capacity and equipment, to ensure compliance with the FDA's Quality System Regulations and broaden its sales and marketing capabilities. As a result, the Company believes that it will likely incur losses over the next several quarters. The accumulated deficit as of June 30, 1999 was $535,829.

INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

     The medical device industry is characterized by rapidly evolving technology and intense competition. Among the most closely competing products in intracoronary radiation therapy are radioactive tipped guidewires and radioactive fluid-filled balloons. Many of our competitors have substantially greater capital resources, greater research and development, manufacturing and marketing resources and experience and greater name recognition than we do. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective than our products or that would render our products obsolete or noncompetitive. Moreover, there can be no assurance that we will be able to price our products at or below the prices of competing products and technologies in order to facilitate market acceptance. In addition, new procedures and medications could be developed that replace or reduce the importance of procedures that use our products. Accordingly, our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products and enhancements. Product development involves a high degree of risk and there can be no assurance that our new product development efforts will result in any commercially successful products. Our failure to compete or respond to technological change in an effective manner would have a material adverse effect on our business.

NO ASSURANCE OF ACCEPTANCE BY MEDICAL COMMUNITY OR MARKET ACCEPTANCE

     There can be no assurance that our radioactive prostate seeds and coronary stents, orthopedic ceramic coatings, or radiopaque coatings will achieve acceptance, or continue to receive acceptance, by the medical community and market acceptance generally. The degree of market acceptance for our products and services will also depend upon a number of factors including the receipt and timing of regulatory approvals and the establishment and demonstration in the medical community and among health care payers of the clinical safety, efficacy and cost effectiveness of our products. Certain of the medical indications that can be treated by our devices or devices treated using our coatings can also be treated by other medical procedures. Decisions to purchase our products will primarily be influenced by members of the medical community, who will have the choice of recommending medical treatments, such as radiotherapeutic seeds, or the more traditional alternatives, such as surgery and external beam radiation therapy. Many alternative treatments currently are widely accepted in the medical community and have a long history of use. There can be no assurance that our devices or technologies will be able to replace such established treatments or that physicians, health care payers, patients or the medical community in general will accept and utilize our devices or any other medical products that may be developed or treated by us even if regulatory and reimbursement approvals are obtained. Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of the our products and technologies as compared to those of other available products and services. Failure of the our products and technologies to gain market acceptance would have a material adverse effect on our business.

UNCERTAINTY OF ABILITY TO DISTRIBUTE

     Because our medical products will be targeted to the medical community, we will have limited options in distributing our products and may incur additional requirements imposed on us by the FDA or our customers or distribution partners with respect to product characteristics and quality. A significant portion of our sales to date have depended on our ability to provide products that meet the requirements of other medical product companies. There can be no assurance that we will be able to market our products successfully or that we will be able to enter into contracts for distribution of our products. We have limited internal marketing and sales resources and personnel. In order to market and sell our products and services, we expect to enter into distribution agreements. There can be no assurance that we will be able to enter into such agreements.

LIMITED COMMERCIALIZATION; UNCERTAINTY OF PRODUCT DEVELOPMENT

     We currently market or plan to market products, including radioactive prostate seeds and radioactive coronary stents, orthopedic ceramic coatings, and radiopaque coatings that may require substantial further investment in research, product development, preclinical and clinical testing and governmental regulatory approvals prior to being marketed and sold. Our ability to increase revenues and achieve profitability and positive cash flow will depend, in part, on our ability to complete such product development efforts, obtain such regulatory approvals, and establish manufacturing and marketing programs and gain market acceptance for such proposed products.

     In particular, our radioactive coronary stents are in an early stage of development. There can be no assurance that the clinical trials will ever be undertaken or, if undertaken, will conclude that the radioactive coronary stents have a sufficient degree of safety and efficacy. In addition, there can be no assurance that the radioactive coronary stents will reduce the frequency of restenosis outside of test conditions.

     Our product development efforts are subject to the risks inherent in the development of such products. These risks include the possibility that our products will be found to be ineffective or unsafe, or will otherwise fail to receive necessary regulatory approvals; that the products will be difficult to manufacture on a large scale or be uneconomical to market; that the proprietary rights of third parties will interfere with our product development; or that third parties will market superior or equivalent products which achieve greater market acceptance. Furthermore, there can be no assurance that we will be able to conduct our product development efforts within the time frames currently anticipated or that such efforts will be completed successfully.

RISK OF THIRD-PARTY CLAIMS OF INFRINGEMENT

     Our ability to compete effectively will depend to a significant extent on our ability to operate without infringing the intellectual property rights of others. Many participants in the medical device area aggressively seek patent protection and have increasing numbers of patents, and have frequently demonstrated a readiness to commence litigation based on patent infringement. Third parties may assert exclusive patent rights to technologies that are important to us.

     We are aware of a U.S. patent of a third party having broad claims covering radioactive stents and methods of using radioactive stents for the treatment of restenosis. We have not sought a formal opinion of counsel regarding the validity of this patent or whether our processes may infringe this patent. We plan to implant radioactivity onto coronary stents manufactured by the patent holder, its licensees or others. If our plans to implant radioactivity onto the patent holder's stents do not succeed, and/or if we implant radioactivity onto stents that are not manufactured by the patentholder or its licensees, there can be no assurance that the holder of this patent will not seek to enforce the patent against us or the manufacturer of the stents, or that we would prevail in any such enforcement action.

     If the patent holder seeks to enforce the patent against us, we may be required to engage in costly and protracted litigation; discontinue the manufacture or activation of radioactive stents; develop non-infringing technology; or enter into a license arrangement with respect to the patent. There can be no assurance that we would be able to develop non-infringing technology, or that any necessary licenses would be available, or that, if available, such licenses could be obtained on commercially reasonable terms. There can be no assurance that any such litigation would not result in the patent holder obtaining an injunction which would prevent us from implanting radioactivity onto stents. In addition, the costs associated with defending a patent infringement claim are significant, even if we ultimately prevails, and we would be required to commit considerable financial and management resources in defending such claim which would have a material adverse effect on our business, financial condition, and results of operations.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY

     Although we have eleven United States patents issued and fifteen United States and two international patent applications pending for our technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any pending patent applications or any future patent application will issue as patents that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held us. Furthermore, there can be no assurance that others have not or will not develop similar products, duplicate any of our products or design around any patents issued or that may be issued in the future to us. In addition, whether or not patents are issued to us, others may hold or receive patents which contain claims having a scope that covers products or processes developed by us.

     Moreover, there can be no assurances that patents issued to us will not be challenged, invalidated or circumvented or that the rights thereunder will provide any competitive advantage. We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted to third parties. Patents and patent applications in the United States may be subject to interference proceedings brought by the U.S. Patent & Trademark Office, or to opposition proceedings initiated in a foreign patent office by third parties. We may incur significant costs defending such proceedings. In addition, we may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptable terms if at all. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed

     We also rely on unpatented proprietary technology, trade secrets and know-how and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes, that such technology or know-how will not be disclosed or that we can meaningfully protect our rights to such unpatented proprietary technology, trade secrets, or know-how. Although we have entered into non-disclosure agreements with our employees and consultants, there can be no assurance that such non-disclosure agreements will provide adequate protection for our trade secrets or other proprietary know-how.

NO ASSURANCE THAT THE COMPANY WILL SUCCESSFULLY MANAGE GROWTH

     We have very limited experience in the commercial production of radioactive prostate seeds or the commercial implantation of therapeutic radiation onto coronary stents. Our future success will depend upon, among other factors, our ability to recruit, hire, train and retain highly educated, skilled and experienced management and technical personnel, to generate capital from operations, to scale-up its manufacturing process and expand our facilities and to manage the effects of growth on all aspects of our business, including research, development, manufacturing, distribution, sales and marketing, administration and finance. Our failure to identify and exploit new product and service opportunities, attract or retain necessary personnel, generate adequate revenues or conduct our expansion or manage growth effectively could have a material adverse effect on our business.

DEPENDENCE ON MAJOR CUSTOMERS

     Approximately 61.5% of our sales in fiscal 1999 were made to the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated. All of these sales were of nitrogen ion implantation that enhance orthopedic joint implants. We have no significant purchase commitments from these or other customers extending beyond one year. There can be no assurance that these customers will continue to purchase our products and services at the same levels as in previous years or that such relationships will continue in the future. The loss of a significant amount of business from any of these customers would have a material adverse effect on the sales and operating results. We have an agreement to supply an ion implantation process to a customer through January 2000.

GOVERNMENTAL REGULATION

     The manufacture and sale of our medical device products and services are subject to extensive regulation principally by the Food and Drug Administration (the "FDA") in the United States and corresponding foreign regulatory agencies in each country in which it sells its products. These regulations affect product approvals, product standards, packaging requirements, design requirements, manufacturing and quality assurance, labeling, import restrictions, tariffs and other tax requirements. Securing FDA authorizations and approvals requires submission of extensive clinical data and supporting information. In most instances, the manufacturers or licensees of medical devices that are treated by us will be responsible for securing regulatory approval for medical devices incorporating our technology. However, we plan on preparing and maintaining Device Master Files which may be accessed by the FDA. We expect to incur substantial product development, clinical research and other expenses in connection with obtaining final regulatory clearance or approval for and commercialization of our products.

     There can be no assurance that our medical device manufacturers or licensees will be able to obtain regulatory clearance or approval for devices incorporating our technology on a timely basis, or at all. Regulatory clearance or approvals, if granted, may include significant limitations of the indicated uses for which the product may be marketed. In addition, product clearance or approval could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of products incorporating our technology or subject us to additional regulation.

     In addition to FDA regulation, certain of our activities are regulated by and require approvals from other federal and state agencies. The use, management, transportation, and disposal of certain chemicals and wastes are subject to regulation by several federal and state agencies depending on the nature of the chemical or waste material. Certain toxic chemicals and products containing toxic chemicals may require special reporting to the United States Environmental Protection Agency and/or its state counterparts. Our future operations may require additional approvals from federal and/or state environmental agencies. There can be no assurance that we will be able to obtain necessary government approvals, or that we will be able to operate with the conditions that may be attached to future regulatory approvals. Moreover, there can be no assurance that we will be able to maintain previously-obtained approvals. While it is our policy to comply with applicable regulations, failure to comply with existing or future regulatory requirements and failure to obtain or maintain necessary approvals could have a material adverse effect on our business, financial condition, and results of operations.

     Failure or delay of our medical device manufacturers in obtaining FDA and other necessary regulatory clearance or approval, the loss of previously obtained clearance or approvals, as well as failure to comply with other existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

     Because certain of our products utilize radiation sources, their manufacture, distribution, transportation, import/export, use and disposal will also be subject to federal, state and/or local laws and regulations relating to the use, handling, procurement and storage of radioactive materials. We must also comply with U.S. Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of our products. We expect that there will be comparable regulatory requirements and/or approvals in markets outside the United States. If any of the foregoing approvals are significantly delayed or not obtained, our business could be materially adversely affected.

HAZARDOUS MATERIALS

     Our research activities sometimes involve the use of various hazardous materials. Although we believe that our safety procedures for handling, manufacturing, distributing, transporting and disposing of such materials comply with the standards for protection of human health, safety, and the environment, prescribed by local, state, federal and international regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Nor can we eliminate the risk that one or more of our hazardous material or hazardous waste handlers may cause contamination for which, under laws imposing strict liability, we could be held liable. While we currently maintain insurance in amounts which we believe are appropriate in light of the risk of accident, we could be held liable for any damages that might result from any such event. Any such liability could exceed our insurance and available resources and could have a material adverse effect on our business.

DEPENDENCE ON STRATEGIC ALLIANCES

     We intend to continue pursuing a strategy of researching, developing and commercializing new products using the financial and technical support of corporate partners. Our success will depend, in part, on our ability to attract additional partners. There can be no assurance that we can successfully enter into additional strategic alliances or that such alliances will result in increased commercialization of our products.

UNCERTAIN AVAILABILITY OF THIRD PARTY REIMBURSEMENT; POSSIBLE HEALTH CARE
REFORMS

     Medicare, Medicaid and other government insurance programs, as well as private insurance reimbursement programs greatly affect suppliers of health care products. Several of the products produced or processed by us, including our orthopedic implants, prostate seeds, radioactive stents, and interventional cardiology instruments and devices, are currently being reimbursed by third party payers. Our customers rely on third-party reimbursements to cover all or part of the costs of most of the procedures in which our products are used. Third party payers (including health maintenance organizations) may affect the pricing or relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payers to the physicians, hospitals and clinics using our devices, or by taking the position that such reimbursement is not available at all. The amounts of reimbursement by third party payers in those states that do provide reimbursement varies considerably. Major third party payers reimburse inpatient medical treatment, including all or most operating costs and all or most furnished items or services, including devices such as ours, at a prospectively fixed rate based on the diagnosis-related group ("DRG") that covers such treatment as established by the federal Health Care Financing Administration. For interventional cardiology procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and is unrelated to the specific devices used in such procedure. Therefore, the amount of profit realized by suppliers of health care services in connection with the procedure may be reduced by the use of our devices if they prove to be costlier than competing products. If a procedure is not covered by a DRG, certain third party payers may deny reimbursement.

     Alternatively, a DRG may be assigned that does not reflect the costs associated with the use of our devices or devices treated using our services, resulting in limited reimbursement. If, for any reason, the cost of using our products or services was not to be reimbursed by third party payers, our ability to sell our products and services would be materially adversely affected. In the international market, reimbursement by private third party medical insurance providers, and governmental insurers and providers, varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement.

PRODUCT LIABILITY RISKS; INSURANCE

     To date no product liability claims have been asserted against us; however, the testing, marketing and sale of implantable devices and materials entail an inherent risk that product liability claims will be asserted against us, if the use of its devices is alleged to have adverse effects on a patient, including exacerbation of a patient's condition, further injury, or death. A product liability claim or a product recall could have a material adverse effect on our business. Certain of our devices are designed to be used in treatments of diseases where there is a high risk of serious medical complications or death. Although we intend to obtain product liability insurance coverage when we commence sales of our seeds and stents, there can be no assurance that in the future we will be able to obtain such coverage on acceptable terms or that insurance will provide adequate coverage against any or all potential claims. Furthermore there can be no assurance that we will avoid significant product liability claims and the attendant adverse publicity. Any product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on our business.

DEPENDENCE ON SUPPLIERS

     We rely on a limited number of suppliers to provide materials used to manufacture our products. If we cannot obtain adequate quantities of necessary materials and services from our suppliers, there can be no assurance that we would be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. Moreover, in order to maintain our relationship with major suppliers, we may be required to enter into preferred supplier agreements that will increase the cost of materials obtained from such suppliers, thereby also increasing the prices of our products. The limited sources, the unavailability of adequate quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of raw materials or services could have a material adverse effect on our business.

RELIANCE UPON MANAGEMENT

     We are substantially dependent, for the foreseeable future, upon our Chairman of the Board, President and Chief Executive Officer, Dr. Anthony J. Armini and our Vice President and Chief Scientist, Dr. Stephen N. Bunker, both of whom currently devote their full time and efforts to management. We have entered into an employment agreement with each of these officers. If we were to lose the services of Dr. Armini or Dr. Bunker for any significant period of time, our business would be materially adversely affected. We maintain key man life insurance policies of $1,000,000 and $500,000 respectively, insuring the lives of Messrs. Armini and Bunker.

DEPENDENCE ON QUALIFIED PERSONNEL; ABILITY TO ATTRACT QUALIFIED PERSONNEL

     There is intense competition for qualified personnel in the medical device field, and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. The loss of the services of existing personnel as well as the failure to recruit additional qualified scientific, technical and managerial personnel in a timely manner would be detrimental to our anticipated growth and expansion into areas and activities requiring additional expertise such as marketing. The failure to attract and retain such personnel could adversely affect our business.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

     We believe that our operating results may be subject to substantial quarterly fluctuations due to several factors, some of which are outside our control, including fluctuating market demand for, and declines in the average selling price of our products, the timing of significant orders from customers, delays in the introduction of new or improved products, delays in obtaining customer acceptance of new or changed products, the cost and availability of raw materials, and general economic conditions. We plan to further increase our expenditures to complete development and commercialize our new products, to increase our manufacturing capacity, to ensure compliance with the FDA's Quality Systems Regulations and to broaden our sales and marketing capabilities. A substantial portion of our revenue in any quarter historically has been derived from orders booked in that quarter, and historically, backlog has not been a meaningful indicator of revenues for a particular period. Accordingly, our sales expectations currently are based almost entirely on its internal estimates of future demand and not from firm customer orders.

ITEM 7.  FINANCIAL STATEMENTS

     The Company's Financial Statements and Related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:

     Report of Independent Auditors
     Balance Sheets as of June 30, 1998 and 1999
     Statements of Operations for the Years Ended June 30, 1998 and 1999 Statements of Changes in Stockholders' Equity for the Years Ended June 30,
1998 and 1999
     Statements of Cash Flows for the Years Ended June 30, 1998 and 1999
     Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended June 30, 1999.

                          IMPLANT SCIENCES CORPORATION

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Implant Sciences Corporation

     We have audited the accompanying balance sheets of Implant Sciences Corporation as of June 30, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Implant Sciences Corporation at June 30, 1998 and 1999 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                                   ERNST & YOUNG LLP

Boston, Massachusetts
August 6, 1999

                          IMPLANT SCIENCES CORPORATION

                                 BALANCE SHEETS

                                                               JUNE 30,      JUNE 30,
                                                                 1998          1999
                                                              ----------    ----------
ASSETS
Current assets:
  Cash......................................................  $  311,189    $6,152,536
  Accounts receivable, less allowances of $2,000............     388,235       421,737
  Inventories...............................................      31,338       367,386
  Deferred income taxes.....................................      18,000        62,000
  Refundable income taxes...................................     118,781        24,785
  Prepaid expenses..........................................       3,746         6,262
                                                              ----------    ----------
     Total current assets...................................     871,289     7,034,706
Property and equipment, at cost:
  Machinery and equipment...................................   1,314,850     1,802,011
  Leasehold improvements....................................      62,553        71,356
  Computers and software....................................      36,335        47,757
  Furniture and fixtures....................................      49,833        60,509
  Motor vehicles............................................      14,822        14,822
  Leased property under capital lease.......................      28,360        28,360
                                                              ----------    ----------
                                                               1,506,753     2,024,815
     Less accumulated depreciation..........................    (692,808)     (811,240)
                                                              ----------    ----------
  Net property and equipment................................     813,945     1,213,575
Other assets:
  Patent costs, net of accumulated amortization of $15,699
     and $22,629 at June 30, 1998 and 1999, respectively....     117,738       177,194
  Other noncurrent assets...................................     363,511        37,921
                                                              ----------    ----------
                                                                 481,249       215,115
                                                              ----------    ----------
Total Assets................................................  $2,166,483    $8,463,396
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit..................................  $       --    $  155,000
  Accounts payable..........................................     107,359        99,868
  Accrued expenses..........................................     567,435     1,264,360
  Current portion of long-term debt.........................      50,278       185,376
  Obligations under capital lease...........................       5,074         5,672
                                                              ----------    ----------
                                                                 730,146     1,710,276
Long term liabilities:
  Long-term debt, net of current portion....................     224,491       615,781
  Obligations under capital lease...........................      22,090        16,196
  Deferred income taxes.....................................      12,300        29,000
                                                              ----------    ----------
                                                                 258,881       660,977
Stockholders' equity:
  Common stock, $0.10 par value; 6,500,000 authorized and
     622,613 outstanding at June 30, 1998 and 20,000,000
     authorized and 5,069,320 outstanding at June 30,
     1999...................................................      62,261       506,932
  Additional paid in capital................................   1,380,555     6,242,194
  Deferred compensation.....................................          --      (121,154)
  Accumulated deficit.......................................    (265,360)     (535,829)
                                                              ----------    ----------
     Total Stockholders' Equity.............................   1,177,456     6,092,143
                                                              ----------    ----------
     Total Liabilities and Stockholders' Equity.............  $2,166,483    $8,463,396
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements

                          IMPLANT SCIENCES CORPORATION

                            STATEMENT OF OPERATIONS

                                                                YEAR ENDED JUNE 30,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Revenues:
  Product and contract research revenues
     Medical................................................  $2,237,417    $2,282,511
     Semiconductor..........................................     667,012       470,977
                                                              ----------    ----------
          Total revenues....................................   2,904,429     2,753,488
Costs and expenses:
  Cost of product and contract research revenues............   1,693,662     1,536,244
  Research and development..................................     306,536       385,555
  Selling, general and administrative.......................   1,014,401     1,083,742
                                                              ----------    ----------
          Total costs and expenses..........................   3,014,599     3,005,541
                                                              ----------    ----------
Operating loss..............................................    (110,170)     (252,053)
Other income (expense)
  Interest income...........................................      18,872        16,002
  Interest expense..........................................     (11,563)      (71,564)
  Other.....................................................       5,976           446
                                                              ----------    ----------
Loss before benefit for income taxes........................     (96,885)     (307,169)
Benefit for income taxes....................................     (38,900)      (36,700)
                                                              ----------    ----------
  Net loss..................................................  $  (57,985)   $ (270,469)
                                                              ==========    ==========
  Net loss per share -- basic...............................  $    (0.02)   $    (0.07)
                                                              ==========    ==========
  Net loss per share -- diluted.............................  $   ( 0.02)   $    (0.07)
                                                              ==========    ==========
  Weighted average common shares outstanding used for basic
     earnings per share.....................................   3,523,368     3,991,499
                                                              ==========    ==========
  Weighted average common shares outstanding used for
     diluted earnings per share.............................   3,523,368     3,991,499
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     ADDITIONAL                                    TOTAL
                              NUMBER OF     PAR       PAID-IN       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                               SHARES      VALUE      CAPITAL     COMPENSATION     DEFICIT        EQUITY
                              ---------   --------   ----------   ------------   -----------   -------------
BALANCE AT JUNE 30, 1997....    517,613   $ 51,761   $  971,601           --      $(207,375)    $  815,987
Net loss*...................                                              --        (57,985)       (57,985)
Issuance of common stock....    105,000     10,500      134,881           --             --        145,381
Forgiveness of obligation to
  stockholders, net of
  related tax effect........         --         --      274,073           --             --        274,073
                              ---------   --------   ----------    ---------      ---------     ----------
BALANCE AT JUNE 30, 1998....    622,613   $ 62,261   $1,380,555           --      $(265,360)    $1,177,456
Net loss*...................         --         --           --           --       (270,469)      (270,469)
Issuance of common stock --
  IPO, net..................  1,000,000    100,000    5,034,570           --             --      5,134,570
Issuance of common stock --
  other.....................      2,000        200       20,219           --             --         20,419
Adjustment to reflect
  6-for-1 stock split.......  3,069,458    306,946     (306,946)          --             --             --
Exercise of stock options
  for notes receivable......    375,249     37,525      (37,525)          --             --             --
Deferred compensation.......         --         --      151,321     (121,154)            --         30,167
                              ---------   --------   ----------    ---------      ---------     ----------
BALANCE AT JUNE 30, 1999....  5,069,320   $506,932   $6,242,194    $(121,154)     $(535,829)    $6,092,143
                              =========   ========   ==========    =========      =========     ==========

---------------
* Net loss: equals comprehensive income for each period presented

   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION

                            STATEMENT OF CASH FLOWS

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                                1998          1999
                                                              ---------    ----------
CASH FLOWS OPERATING ACTIVITIES:
  Net loss..................................................  $ (57,985)   $ (270,469)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    101,075       125,362
  Amortization of deferred compensation.....................         --        30,167
  Deferred income tax benefit...............................     (3,200)      (27,300)
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable................      1,174       (33,502)
  Increase in inventories...................................     (6,553)     (336,048)
  (Increase) decrease in prepaid income taxes...............   (118,781)       93,996
  (Increase) decrease in prepaid expenses...................      6,605        (2,516)
  (Increase) decrease in other noncurrent assets............   (351,146)       (8,808)
  Increase (decrease) in accounts payable...................     12,186        (7,491)
  Increase in accrued expenses..............................    333,436       696,925
                                                              ---------    ----------
     Net cash used in operating activities..................    (83,189)      260,316
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Redemption of short-term investments......................    197,729            --
  Purchase of property and equipment........................   (558,886)     (518,062)
  Capitalized patent costs..................................    (30,939)      (66,386)
                                                              ---------    ----------
     Net cash used in investing activities..................   (392,096)     (584,448)
CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from common stock................................    145,381     5,489,387
  Proceeds from long-term debt..............................    200,000       521,092
  Repayments of long-term debt..............................    (31,983)           --
  Proceeds from revolving credit line.......................         --       155,000
  Repayments of revolving credit line.......................   (210,000)           --
                                                              ---------    ----------
     Cash provided by financing activities..................    103,398     6,165,479
  Net increase (decrease) in cash...........................   (371,887)    5,841,347
  Cash at beginning of year.................................    683,076       311,189
                                                              ---------    ----------
  Cash at end of year.......................................  $ 311,189    $6,152,536
                                                              =========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.............................................  $  10,835    $   68,810
  Income taxes paid.........................................  $  98,393            --
  Forgiveness of obligation to stockholders.................  $ 460,573            --
  Obligations under capital lease...........................  $  28,360    $   21,868

                       See notes to financial statements.

                          IMPLANT SCIENCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Implant Sciences Corporation is a provider of patented and proprietary surface modification services to the medical device and semiconductor industries. Ion implantation and thin film coating techniques are utilized to enhance the surfaces of orthopedic implants (hip and knee total joint replacements), to implant radioactive material into prostate seeds and coronary stents, coatings on guidewires, stents and catheters for interventional cardiology devices, and ion implantation of electronic dopants for the semiconductor industry. The Company's principal markets are the orthopedic, radiation oncology, interventional cardiology and semiconductor markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     The Company considers any security with a maturity of 90 days or less at the time of investment to be cash equivalents.

  Short-Term Investments

     The Company classifies any security, including marketable securities, with a maturity of greater than 90 days as short-term investments.

  Inventories

     Inventory consists of gold and other precious metal raw material used in the manufacturing process as well as the cost of direct materials, labor and overhead on equipment orders. Inventories are valued at the lower of cost (first in, first out) or market.

  Property and Equipment and Capital Lease

     Property and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the respective assets as follows:

Leasehold improvements......................................  life of lease
Furniture and fixtures......................................      5-7 years
Machinery and equipment.....................................        7 years

     Equipment under the capital lease is being amortized over the life of the lease.

  Warranty Costs

     The Company accrues warranty costs in the period the related revenue is recognized. Warranty costs are not material to operating results.

  Income Taxes

     The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

                          IMPLANT SCIENCES CORPORATION

  Patent Costs

     The costs to obtain patents are capitalized. The Company amortizes the costs of patents ratably over their legal lives commencing with the month in which the patents are issued. As of June 30, 1999 there were 10 patents issued. Accumulated amortization at June 30, 1998 and 1999 was $15,699 and $22,629.

  Concentration of Credit Risk

     The Company grants credit to its customers, primarily large corporations in the medical device and semiconductor industries. The Company performs periodic credit evaluations of customer financial condition and generally does not require collateral. Receivables are generally due within thirty days. Credit losses have historically been minimal, which is consistent with management's expectations. Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables.

     The Company has two major customers which accounted for the following annual revenue:

                                                         1998          1999
                                                      ----------    ----------
Company A...........................................  $1,229,000    $1,471,652
Company B...........................................  $  175,000    $  221,940

     The accounts receivable at June 30, 1998 and 1999 for Company A was approximately $138,000 and $169,000, respectively.

  Stock Based Compensation

     The Company accounts for its stock based compensation arrangements under the provisions of APB Opinion No. 25, accounting for Stock Issued to Employees, rather than the alternative fair value accounting method provided for under FAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Revenue Recognition

     Revenues are recognized at the time product is shipped. During fiscal 1999, the Company accepted a purchase order to build a piece of customized manufacturing equipment, which it expects to complete in fiscal 2000. Revenues under this purchase order will be recognized when the equipment ships and customer acceptance has occurred.

     Contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred. The Company's obligation with respect to these agreements is to perform the research on a best-efforts basis.

  Research and Development Costs

     All costs of research and development activities are expensed as incurred. The Company performs research and development for itself and under contracts with others, primarily the U.S. government. Company

                          IMPLANT SCIENCES CORPORATION
funded research and development includes the excess of expenses over revenues on its commercial and government research contracts and, therefore, is included in cost of product and contract research revenues in the accompanying statement of operations.

     The Company funded and customer funded research and development costs for 1998 and 1999 were as follows:

                                                                    JUNE 30
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Company funded..............................................  $495,098    $600,084
Customer funded.............................................   289,530     291,812
                                                              --------    --------
Total research and development..............................  $784,628    $891,896
                                                              ========    ========

  Earnings per Share

     In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. This Standard revises certain methodology for computing earnings per common share (EPS) and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options (common stock equivalents) unless their inclusion would be antidilutive.

     The shares used for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                                     JUNE 30
                                                              ----------------------
                                                                1998         1999
                                                              ---------    ---------
Average shares outstanding for basic earnings per share.....  3,523,368    3,991,499
Dilutive effect of options..................................         --           --
                                                              ---------    ---------
Average shares outstanding for diluted earnings per share...  3,523,368    3,991,499
                                                              =========    =========

  Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. Statement No. 131 establishes standards for public companies to report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Under Statement 131 the Company believes that it will operate in one business segment. Accordingly, the adoption of Statements 130 and 131 did not impact the Company's financial position or results of operation.

                          IMPLANT SCIENCES CORPORATION

3. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                     JUNE 30
                                                              ----------------------
                                                                1998         1999
                                                              --------    ----------
Accrued legal, accounting and printing expense..............  $     --    $  641,350
Deferred revenue............................................   125,000       270,970
Accrued compensation and benefits...........................    90,573       204,932
Warranty....................................................     8,000        11,541
Accrued consulting fees.....................................   125,300         4,127
Other.......................................................   218,562       131,440
                                                              --------    ----------
                                                              $567,435    $1,264,360
                                                              ========    ==========

4. RESEARCH AND DEVELOPMENT ARRANGEMENTS

     The Company is the recipient of several grants under the U.S. Government's Small Business Innovative Research (SBIR) Program. These grants are firm-fixed priced contracts and generally range in length from six to twenty four months. Revenues under such arrangements were approximately $308,000 and $351,000 for the year ended June 30, 1998 and 1999, respectively. Unbilled accounts receivable relating to such arrangements was $91,000 for the year ended June 30, 1999.

     The Company also conducts research and development under cost-sharing arrangements with its commercial customers. Revenues under such arrangements were approximately $100,000 for the year ended June 30, 1998.

5. BANK BORROWINGS

     Maturities of long-term debt are as follows:

                                                              1999
                                                            --------
Year ending June 30:
2000......................................................  $185,376
2001......................................................   200,082
2002......................................................   180,406
2003......................................................   176,471
2004......................................................    58,822
                                                            --------
                                                             801,157
Less current portion......................................   185,376
                                                            --------
                                                            $615,781
                                                            ========

     The Company finances its operations utilizing a Revolving Credit Facility (Credit Facility) and an Equipment Term Loan (Term Loan) under a Loan Agreement with its bank. Both borrowings under the Loan Agreement are cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

     The Credit Facility bears interest at the bank's base rate, plus 1% (8.75% at June 30, 1999). Advances under the Credit Facility are limited to 70% of qualifying accounts receivable. At June 30, 1999 the Company had $145,000 available under the Credit Facility which is payable on demand.

                          IMPLANT SCIENCES CORPORATION

     In August 1997, the Company refinanced its Term Loan. The Term Loan is payable in 48 monthly installments of $1,968, and matures September 30, 2001. Interest is payable monthly at the same rate as the Credit Facility.

     In January 1998, the Company increased the amount available under its Term Loan by $750,000. The Company utilized this facility to finance capital expenditures through October 1998. Principal repayments commenced August 1999 in fifty one equal monthly installments. Interest is payable monthly at 1% above the banks base rate commencing February 1998.

     The Company's Loan Agreement requires compliance with certain financial covenants including cash flow, minimum levels of net worth and restrictions on indebtedness. At June 30, 1999, the Company's cash flow covenant was less than the required amount. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 1999 through June 30, 2000.

6. RELATED-PARTY TRANSACTIONS

     Accounts receivable from related parties as of June 30, 1999 consisted of a loan of $137,500 to a principle shareholder and loans to ten employees, totaling $137,500 both of which bear interest at 6%. These transactions were reported as a reduction of stockholders' equity.

     Between 1983 and 1994, two officers and shareholders of the Company, Dr. Anthony J. Armini and Dr. Stephen N. Bunker, did not receive certain compensation. These underpayments of $562,070 for Dr. Armini and $249,755 for Dr. Bunker were accrued by the Company as liabilities as the services were rendered. In each of fiscal 1996 and 1997, a deferred compensation payment of $193,252 and $119,000, respectively, was paid to Dr. Armimi and $20,000 and $0, respectively, was paid to Dr. Bunker, which payments were partial payments of the accrued compensation due to each of them. The remaining amounts were reflected as deferred compensation on the June 30, 1997 balance sheet. During fiscal 1998, these two principal officers discharged the Company from its remaining obligation.

7. LEASE OBLIGATION

     The Company has a three-year operating lease for its manufacturing, research and office space which expires on May 31, 2000. The Company has an option to extend its lease for three additional years. Under the terms of the lease, the Company is responsible for their proportionate share of real estate taxes and operating expenses relating to this facility. Total rental expense per year for fiscal years ended June 30, 1998 and 1999 was $160,224 and $209,027, respectively.

     Included in property and equipment at June 30, 1999 is equipment recorded under a capital lease with a book value of $21,868.

                          IMPLANT SCIENCES CORPORATION

     Future minimum rental payments required under capital leases and operating leases with noncancelable terms in excess of one year at June 30, 1999, together with the present value of net minimum lease payments:

                                                      CAPITAL    OPERATING
                                                       LEASE       LEASE       TOTAL
                                                      -------    ---------    --------
Year ending June 30:
2000................................................    7,176     163,963      171,139
2001................................................    7,176          --        7,176
2002................................................    7,176          --        7,176
2003................................................    6,356          --        6,356
2004................................................       --          --           --
                                                      -------    --------     --------
Net minimum lease payments..........................  $27,884    $163,963     $191,847
                                                                 ========     ========
Less finance charges................................    6,016
                                                      -------
Present value of net minimum lease payments.........  $21,868
                                                      =======

8. INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                                                          YEAR ENDED JUNE 30
                                                         --------------------
                                                           1998        1999
                                                         --------    --------
Current:
  Federal..............................................  $(30,100)   $(14,000)
  State................................................    (5,600)      4,600
                                                         --------    --------
                                                          (35,700)     (9,400)
Deferred...............................................    (3,200)    (27,300)
                                                         --------    --------
                                                         $(38,900)   $(36,700)
                                                         ========    ========

     The Company's effective income tax rate as of June 30, differed from the U.S. federal statutory income tax rate as set forth below:

                                                                1998        1999
                                                              --------    ---------
Expected tax benefit at 34%.................................  $(32,900)   $(104,500)
State income taxes, net of federal benefit..................    (8,400)      (4,100)
Stock compensation expense..................................        --       10,300
Effect of valuation allowance...............................        --       57,500
Nondeductible expenses and other............................     2,400        4,100
                                                              --------    ---------
Income tax provision........................................  $(38,900)   $ (36,700)
                                                              ========    =========

                          IMPLANT SCIENCES CORPORATION

     Significant components of the Company's deferred tax assets as of June 30 are as follows:

                                                                1998       1999
                                                              --------    -------
Deferred tax assets:
  Net operating loss and tax credit carryforwards...........  $  8,000    $46,100
  Accrued expenses..........................................    17,000     11,600
  Deferred revenue..........................................        --     60,600
  Other.....................................................     1,000      1,200
                                                              --------    -------
Total deferred tax assets...................................    26,000    119,500
  Valuation allowance.......................................        --    (57,500)
                                                              --------    -------
Net deferred tax assets.....................................    26,000     62,000
Deferred tax liabilities:
  Tax over book depreciation................................   (20,300)   (29,000)
                                                              --------    -------
Total deferred tax liabilities..............................   (20,300)   (29,000)
                                                              --------    -------
Net deferred tax asset......................................  $  5,700    $33,000
                                                              ========    =======

     At June 30, 1999 the Company has unused net operating loss carryforwards of $43,000 and tax credit carryforwards of $29,000 both of which expire through 2019. A valuation allowance has been established for a portion of the Company's tax assets as their use is dependent on the generation of sufficient future taxable income.

9. STOCKHOLDERS' EQUITY

     In September 1998, Company adopted the 1998 Stock Option Plan (the 1998
Plan). The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees. The exercise price of the options equals 100% of the fair market value on the date of the grant. Options expire ten years from the date of the option grant and vest ratably over a three year period commencing with the second year. A total of 240,000 options were reserved for issuance under the 1998 Plan. Upon adoption of the 1998 Plan, the 1992 Stock Option Plan was terminated. No new stock options will be granted under the 1992 Stock Option Plan, which has been superseded by the 1998 Plan.

     The following table presents the activity of the 1992 and 1998 Stock Option Plans for the years ended June 30, 1998, and 1999:

                                                   1998                     1999
                                           ---------------------    --------------------
                                                        WEIGHTED                WEIGHTED
                                                        AVERAGE                 AVERAGE
                                                        EXERCISE                EXERCISE
                                            OPTIONS      PRICE      OPTIONS      PRICE
                                           ---------    --------    --------    --------
Outstanding at beginning of period.......  1,533,000     $0.82       718,200      1.14
Granted..................................     55,200      3.94        28,632      4.36
Exercised................................   (630,000)     0.46      (321,642)     0.43
Canceled.................................   (240,000)     1.51      (105,000)     1.38
                                           ---------     -----      --------     -----
Outstanding at end of period.............    718,200     $1.14       320,190      1.85
                                           =========     =====      ========     =====
Options exercisable at end of period.....    513,000     $0.78       264,755      1.46
                                           =========     =====      ========     =====
Weighted average fair value per share of
  options granted during the period......                $0.47                   $2.28
                                                         =====                   =====

                          IMPLANT SCIENCES CORPORATION

     The following table presents weighted average price and life information about significant option groups outstanding at June 30, 1999:

                    OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
           -------------------------------------   --------------------
                     WEIGHTED AVERAGE   WEIGHTED              WEIGHTED
RANGE OF                REMAINING       AVERAGE                AVERAGE
EXERCISE               CONTRACTUAL      EXERCISE              EXERCISE
 PRICES    NUMBER       LIFE (YRS)       PRICE      NUMBER      PRICE
--------   -------   ----------------   --------   --------   ---------
 $1.38     266,358         6.62          $1.38     256,356      $1.38
  4.00      50,400         8.85           4.00       8,399       4.00
  7.00       3,432         9.45           7.00          --         --
           -------                                 -------
           320,190                                 264,755
           =======                                 =======

     The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (FAS 123). If the compensation cost for the option plans had been determined based on the fair value at the grant date for grants in 1998 and 1999, consistent with the provisions of FAS 123, the pro forma net income per share-diluted for 1998 and 1999, would have decreased by $55,000 and $70,000 respectively, and $0.01 per share and $0.08 per share, respectively.

     The Company has granted stock options to certain key executive employees. There were 50,400 options issued and compensation expense totaling $30,000, relating to these options was recorded during fiscal 1999.

     The 1998 Employee Stock Purchase Plan ("purchase plan") provides for the issuance of 141,000 shares of common stock thereunder. Under the purchase plan, eligible employees may purchase common shares at a price per share equal to 85% of the lower of the fair market value of the common stock on the first or last day of a one-year offering period. Participation in the offering period is limited to $25,000 in any calendar year.

     The fair value of options and warrants issued at the date of grant were estimated using the Minimum-Value method for 1998 and Black-Schols model for 1999 with the following weighted average assumptions:

                                                       OPTIONS GRANTED
                                                  --------------------------
                                                     1998           1999
                                                  -----------    -----------
Volatility......................................      --             54%
Expected life (years)...........................       5              5
Risk free interest rate.........................  5.55%-5.75%    4.73%-5.49%
Dividend yield..................................      0%             0%

     The Company has never declared nor paid dividends and does not expect to do so in the foreseeable future.

     The effects on 1998 and 1999 pro forma net income of expensing the estimated fair value of stock options are not necessarily representative of the effects on the results of operations for future years as the periods presented include only one and two years, respectively, of option grants under the Company's plans.

     In connection with the Company's initial public offering of Common Stock the Company amended and restated its article of organization in September 1998. The amendment, among other things, included the following:

     - The Company's Board of Directors and Stockholders increased the authorized Common Stock to 20,000,000 shares.

     - The Company's Board of Directors and Stockholders authorized 5,000,000 shares of preferred stock ($.10 par value). The Board of Directors was also authorized to issue the Preferred Stock in one or

                          IMPLANT SCIENCES CORPORATION
       more series, and to fix the powers, designations, preferences and other rights, including dividend rights, conversion rights, voting rights, redemption terms and liquidation preferences without any further action by the Company's stockholders.

     - The Board of Directors and Stockholders declared a 6 for 1 stock split effected in the form of a stock dividend. All historical data has been restated to reflect this 6 for 1 stock split.

     In January 1999, the Company entered into Loan Agreements with ten employees. Pursuant to the terms of these Agreements, the Company loaned a total of $137,500 to these ten employees for the purpose of exercising a total of 321,642 options to purchase Common Stock. The interest rate on the loans, which are unsecured, is six percent per annum. This was accounted for as a reduction of stockholders' equity.

     On June 24, 1999, the Company completed an initial public offering of 1,000,000 units at $7.50 per units realizing total gross proceeds of $7,500,000.

10. ROYALTY AGREEMENT

     Under the terms of the sale of a former product line, the Company is entitled to minimum annual royalties which aggregate $175,000 over four years. During 1998 and 1999, the Company recognized approximately $44,000 of royalties under this arrangement.

11. 401K PLAN

     The Company has a defined contribution retirement plan which contains a 401(k) program. All employees who are 21 years of age and who have completed one year of service during which they worked at least 1,000 hours are eligible for participation in the plan. The Company makes discretionary contributions. The Company made cash contributions to the plan of $8,589 and $9,872 in 1998 and 1999, respectively.

12. SUBSEQUENT EVENTS

     During the first quarter of fiscal 2000 the Underwriters over-allotment option was exercised and an additional 138,00 units were issued at the initial public offering price of $7.50 per unit.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

     The information required by this Item 9 is hereby incorporated by reference to the text appearing under Part 1, Item 1 -- Business under the caption "Executive Officers and Significant Employees" of the Registrant in this Report, and by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year (October 28, 1999).

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item 10 is hereby incorporated by reference to the information under the heading "Executive Compensation" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year (October 28, 1999).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Securities Beneficially Owned by Directors, Officers and Principal Stockholders" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year (October 28, 1999).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Certain Transactions", if any, in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year (October 28,1999).

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

   (a)      The following documents are filed as part of this report.
            (1) Financial Statements
            Independent Auditor's Report
            Financial Statements
            Balance Sheets as of June 30, 1998 and 1999
            Statements of Operations for the Years Ended June 30, 1998
            and 1999
            Statements of Changes in Stockholders Equity for the Years
            Ended June 30, 1998 and 1999
            Statements of Cash Flows for the Years Ended June 30, 1998
            and 1999
            Notes to Financial Statements
            (2) Financial Statement Schedules
            Supplemental schedules are not provided because of the
            absence of conditions under which they are required or
            because the required information is given in the financial statements or notes thereto.
            (3) Exhibits
                 The following Exhibits are filed as part of this
            report:
    *3.2    By-Laws of the Company
    *3.3    Articles of Amendment to the Articles of Organization of the
            Company, dated June 9, 1999
    *3.4    Restated Articles of Organization of the Company, dated June
            9, 1999
   **4.1    Specimen certificate for the Common Stock of the Company

   **4.2    Specimen certificate for the Redeemable Warrants of the
            Company
  ***4.3    Specimen certificate for the Units of the Company
   **9      Armini Voting Trust Agreement, dated November 1, 1991
  **10.1    Employment Agreement with Anthony J. Armini, dated September
            26, 1998
  **10.2    Employment Agreement with Stephen N. Bunker, dated September
            26, 1998
   *10.3    Employment Offer Letter to Darlene Deptula-Hicks, dated June
            15, 1998
   *10.4    Employment Offer Letter to Alan Lucas, dated March 20, 1998
   *10.5    Amendment to Employment Offer Letter to Alan Lucas, dated
            September 24, 1998
   *10.6    Form of Employee Agreement on Ideas, Inventions, and
            Confidential Information used between 1993 and 1995
   *10.7    Form of Employee Agreement on Ideas, Inventions, and
            Confidential Information used in 1993
   *10.8    Form of Employee Agreement on Ideas, Inventions, and
            Confidential Information used between 1997 and 1998
   *10.9    Loan Agreement between the Company and US Trust, dated May
            1, 1996
   *10.10   $100,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
   *10.11   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
   *10.12   Guaranty of Loan Agreement between the Company and US Trust, by Anthony J. Armini, dated May 1, 1996
   *10.13   Security Agreement between the Company and US Trust, dated
            May 1, 1996
   *10.14   Lessor's Subordination and Consent between the Company and
            Teacher's Insurance and Annuity Association of America,
            dated May 1, 1996
   *10.15   First Amendment to Loan Agreement between the Company and US
            Trust, dated July 24, 1997
   *10.16   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated July 24, 1997
   *10.17   $94,444.40 Commercial Promissory Note signed by the Company in favor of US Trust, dated August 12, 1997
   *10.18   Second Amendment to Loan Agreement between the Company and
            US Trust, dated January 16, 1998
   *10.19   $750,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated January 16, 1998
   *10.20   Promissory Note signed by Anthony J. Armini in favor of the
            Company, dated September 26, 1998
   *10.21   Shareholders Agreement between NAR Holding Corporation and
            Anthony J. Armini, dated July 15, 1987
   *10.22   Lease between the Company and Teachers Insurance and Annuity
            Association of America, dated September 29, 1995
   *10.23   First Amendment to Lease and Expansion Agreement between the
            Company and Teachers Insurance and Annuity Association of
            America, dated July 29, 1998
   *10.24   Standard Cooperative Research and Development Agreement
            between the Company and the Naval Research Laboratory, dated
            January 21, 1997+

   *10.25   Cooperative Agreement between the Company and the United
            States of America U.S. Army Tank-Automotive and Armaments
            Command Armamanet Research, Development and Engineering
            Center, dated September 30, 1997+
   *10.26   Vendor Agreement Memorandum between the Company and
            Osteonics, dated February 2, 1998+
   *10.27   Sample Purchase Order between the Company and MicroSpring
            Company, Inc., dated October 24, 1996+
   *10.28   Asset Purchase Agreement between the Company and Falex
            Corporation, dated November 17, 1995+
   *10.29   Settlement between the Company and Erik Akhund, dated July
            1, 1998
   *10.30   1992 Stock Option Plan
   *10.31   Form of Stock Option Agreement under the 1992 Stock Option
            Plan
   *10.32   1998 Incentive and Nonqualified Stock Option Plan
  **10.33   Form of Incentive Stock Option under the 1998 Incentive and
            Nonqualified Stock Option Plan
  **10.34   Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
  **10.35   Form of Nonqualified Stock Option for Non-Employee Directors
            under the 1998 Incentive and Nonqualified Stock Option Plan
   *10.36   Form of Lock-Up Agreement
  **10.37   Agreement Appointing Transfer Agent and Registrar between
            the Company and American Securities Transfer & Trust, Inc.,
            dated October 19, 1998
  **10.38   Certification of Corporate Secretary dated October 19, 1998 concerning Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer &
            Trust, Inc.
  **10.39   Research and Development Agreement between the Company and
            Guidant Corporation, dated May 20, 1998+
  **10.40   Letter Agreement between the Company and Guidant
            Corporation, dated September 29, 1998+
 ***10.41   Form of Medical Advisory Board Agreement
 ***10.42   Form of Loan Agreement, dated January 7, 1999, between the
            Company and the following employees in the following
            amounts: Donald J. Dench ($12,500), Diane J. Ryan ($12,500),
            Mark and Kathleen Gadarowski ($12,500), Gregory Huntington,
            Sr. ($12,500), Leonard DeMild ($25,000), Michael Nelson
            ($12,500), Richard Sahagian ($12,500), Darryl Huntington
            ($12,500), Dennis Gadarowski ($12,500) and David Santos
            ($12,500)
 ***10.43   Terms and Conditions from Sample Purchase Order between the
            Company and Biomet, Incorporated
****10.44   Unit and Warrant Agreement between the Company and American
            Securities Transfer & Trust, Inc., dated April 9, 1999
   *10.45   Agreement between the Company and U.S. Army Space and
            Missile Defense Command, dated May 27, 1999
   *21.1    Subsidiaries of the Company
   *23.2    Consent of Foley, Hoag & Eliot LLP
   *24.1    Power of Attorney

    27.1    Financial Data Schedule

-------------------------
   * Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998.

  ** Previously filed in Amendment No. 1 to the Registration Statement, filed on
     December 21, 1998.

 *** Previously filed in Amendment No. 2 to the Registration Statement, filed on
     February 11, 1999.

**** Previously filed in Amendment No. 3 to the Registration Statement, filed on
     April 30, 1999.

   + Filed under application for confidential treatment.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Implant Sciences Corporation

                                                /s/ ANTHONY J. ARMINI
                                                  ---------------------------------------------------
                                                  Anthony J. Armini
                                                  President, Chief Executive Officer,
                                                  Chairman of the Board of Directors
                                                  (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28 1999                         /s/ ANTHONY J. ARMINI
                                                  ---------------------------------------------------
                                                  Anthony J. Armini
                                                  President, Chief Executive Officer, Chairman of the
                                                  Board of Directors (Principal Executive Officer)

Date: September 28, 1999                        /s/ DARLENE M. DEPTULA-HICKS
                                                  ---------------------------------------------------
                                                  Darlene M. Deptula-Hicks
                                                  Vice President and Chief Financial Officer
                                                  (Principal Financial and Accounting Officer)

Date: September 28, 1999                        /s/ STEPHEN N. BUNKER
                                                  ---------------------------------------------------
                                                  Stephen N. Bunker
                                                  Vice President and Chief Scientist, Director

Date: September 28, 1999                        /s/ ROBERT E. HOISINGTON
                                                  ---------------------------------------------------
                                                  Robert E. Hoisington, Director

Date: September 28, 1999                        /s/ SHUNKICHI SHIMIZU
                                                  ---------------------------------------------------
                                                  Shunkichi Shimizu, Director