Form 10QSB
period 1999-09-30
IMPLANT SCIENCES CORP
filed 1999-11-12
CIK 1068874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934. FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1999.
    Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from _____to_____.

                        Commission file number 000-25839


                          IMPLANT SCIENCES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                             04-2837126
----------------------------------------  --------------------------------------
(State or other jurisdiction              (IRS Employer
of incorporation or organization)         Identification number)


107 Audubon Road, #5                      Wakefield, MA  01880
----------------------------------------  --------------------------------------
(Address of principal executive offices)

                                  781-246-0700
                           (Issuers telephone number)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  YES _X_ NO __

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                      Outstanding at September 30, 1999
  Common Stock, $.10 par value                     5,207,320

           Transitional small business disclosure format (check one):
                                  YES __ NO _X_

                          IMPLANT SCIENCES CORPORATION

                                      INDEX

                                                                                             Page No.
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

          Condensed Balance Sheets as of September 30, 1999 and June 30, 1999                  3
           (unaudited)

          Condensed Statement of Operations for the three months ended
           September 30, 1999 and September 30, 1998 (unaudited)                               4

          Condensed Statement of Cash Flows for the three months ended September 30,
           1999 and September 30, 1998 (unaudited)                                             5

          Notes to Condensed Financial Statements (including data applicable to
           unaudited periods)                                                                  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                            8

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                                     11

Item 2. Changes in Securities                                                                 11

Item 3. Defaults Upon Senior Securities                                                       11

Item 4. Submission of Matters to a Vote of Security-Holders                                   11

Item 5. Other Information                                                                     11

Item 6. Exhibits and Reports on Form 8-K                                                      11

Signatures                                                                                    15

                          IMPLANT SCIENCES CORPORATION
                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                                September 30,     June 30,
                                                                                    1999            1999
                                                                                 -----------    -----------
                                      ASSETS
Current assets:
        Cash                                                                     $ 5,365,392    $ 6,152,536
        Accounts receivable, less allowances of $5,000 at September 30,
          1999 and $2,000 at June 30, 1999                                           795,418        421,737
        Inventories                                                                  398,962        367,386
        Deferred income taxes                                                         62,000         62,000
        Refundable income taxes                                                       24,785         24,785
        Prepaid expenses                                                               5,401          6,262
                                                                                 -----------    -----------
             Total current assets                                                  6,651,958      7,034,706

Property and equipment, at cost:
        Machinery and equipment                                                    2,181,363      1,802,011
        Leasehold improvements                                                        76,037         71,356
        Computers and software                                                        93,920         47,757
        Furniture and fixtures                                                        99,984         60,509
        Motor Vehicles                                                                14,822         14,822
        Leased property under capital lease                                           28,360         28,360
                                                                                 -----------    -----------
                                                                                   2,494,486      2,024,815
             Less accumulated depreciation                                          (847,240)      (811,240)
                                                                                 -----------    -----------
        Net property and equipment                                                 1,647,246      1,213,575
Other assets:
        Patent costs, net of accumulated amortization of $25,629 at
          September 30, 1999 and $22,629 at June 30, 1999                            176,874        177,194
        Other noncurrent assets                                                       79,401         37,921
                                                                                 -----------    -----------
                                                                                     256,275        215,115
                                                                                 -----------    -----------
Total Assets                                                                     $ 8,555,479    $ 8,463,396
                                                                                 ===========    ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Revolving line of credit                                                 $   105,000    $   155,000
        Accounts payable                                                             241,010         99,868
        Accrued Expenses                                                             818,587      1,264,360
        Current portion of long-term debt                                            200,082        185,376
        Obligations under capital lease                                                5,672          5,672
                                                                                 -----------    -----------
                                                                                   1,370,351      1,710,276
Long term liabilities:
        Long-term debt, net of current portion                                       565,761        615,781
        Obligations under capital lease                                               15,251         16,196
        Deferred income taxes                                                         29,000         29,000
                                                                                 -----------    -----------
                                                                                     610,012        660,977
Stockholders' equity:
        Common stock, $0.10 par value; 20,000,000 authorized 5,207,320
          and 5,069,320 outstanding at September 1999 and June 30, 1999              520,732        506,932
        Additional paid in capital                                                 6,970,720      6,242,194
        Deferred compensation                                                       (106,009)      (121,154)
        Accumulated deficit                                                         (810,327)      (535,829)
                                                                                 -----------    -----------
             Total Stockholders' Equity                                            6,575,116      6,092,143
                                                                                 -----------    -----------
        Total Liabilities and Stockholders' Equity                               $ 8,555,479    $ 8,463,396
                                                                                 ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART I. FINANCIAL INFORMATION (continued)
                    Item 1. Financial Statements (continued)

                            STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                 -----------------------------
                                                                 September 30,   September 30,
                                                                     1999           1998
                                                                 --------------  -------------
Revenues:
     Product and contract research revenues
          Medical                                                $   737,016    $   548,414
          Semiconductor                                              137,412        149,497
                                                                 -----------    -----------
              Total revenues                                         874,428        697,911

Costs and expenses:
      Cost of product and contract research revenues                 491,389        381,699
      Research and development                                       187,718         72,605
      Selling, general and administrative                            516,112        206,686
                                                                 -----------    -----------
           Total costs and expenses                                1,195,219        660,990

Operating income (loss)                                             (320,791)        36,921
Other income (expense)
     Interest income                                                  66,288          2,625
     Interest expense                                                (20,439)        (8,121)
     Other                                                               444           --
                                                                 -----------    -----------
Income (loss) before provision (benefit) for income taxes           (274,498)        31,425
Provision (benefit) for income taxes                                    --            5,000
                                                                 ===========    ===========
     Net income (loss)                                           $  (274,498)   $    26,425
                                                                 ===========    ===========

     Net income (loss) per share - basic                         $     (0.05)   $      0.01
                                                                 ===========    ===========

     Net income (loss) per share - diluted                       $     (0.05)   $      0.01
                                                                 ===========    ===========

     Weighted average common shares outstanding used for basic
       earnings per share                                          5,184,676      3,747,678
                                                                 ===========    ===========

     Weighted average common shares outstanding used for
       diluted earnings per share                                  5,184,676      4,488,065
                                                                 ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART 1. FINANCIAL INFORMATION (continued)
                    Item 1. Financial Statements (continued)

                            STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                     ----------------------------
                                                                     September 30,  September 30,
                                                                         1999           1998
                                                                     -------------  -------------
Cash Flows Operating Activities:
        Net income (loss)                                            $  (274,498)   $    26,425

Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
        Depreciation and amortization                                     39,000         24,704
        Amortization of deferred compensation                             15,145             --
Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                      (373,681)       (69,343)
        (Increase) decrease in Inventories                               (31,576)         1,913
        (Increase) decrease in prepaid income taxes                           --             --
        (Increase) decrease in prepaid expenses                              861            (88)
        (Increase) decrease in other noncurrent assets                   (41,480)      (133,458)
        Increase (decrease) in accounts payable                          141,142        (29,958)
        Increase (decrease) in accrued expenses                         (445,773)      (141,896)
                                                                     -----------    -----------
           Net cash (used in) provided by operating activities          (970,860)      (321,701)

Cash Flows Used in Investing Activities:
        Purchase of property and equipment                              (469,671)      (153,203)
        Capitalized patent costs                                          (2,680)        (8,403)
                                                                     -----------    -----------
           Net cash used in investing activities                        (472,351)      (161,606)

Cash Flow Used in Financing Activities:
        Proceeds from common stock                                       742,326         13,753
        Proceeds from long-term debt                                          --        243,528
        Repayments of long-term debt                                     (36,259)            --
        Repayments of revolving credit line                              (50,000)            --
                                                                     -----------    -----------
           Cash provided by (used in)financing activities                656,067        257,281

        Net increase (decrease) in cash                                 (787,144)      (226,026)
        Cash at beginning of year                                      6,152,536        311,189
                                                                     -----------    -----------
        Cash at end of year                                          $ 5,365,392    $    85,163
                                                                     ===========    ===========
Supplemental disclosures of cash flow information:
        Interest paid                                                $    18,994    $     8,121
        Income taxes paid                                            $     2,500    $        --


             See notes to unaudited condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                         NOTES TO FINANCIAL STATEMENTS

    (Information for the three months ended September 30, 1999 is unaudited)

1. Description of Business

      Implant Sciences Corporation is a provider of products and processes for the medical device and semiconductor industries. Ion implantation and thin film coating techniques are utilized to enhance the surfaces for orthopedic implants (hip and knee total joint replacements), to implant radioactive material into prostate seeds and coronary stents, coatings on guidewires, stents and catheters for interventional cardiology devices, and ion implantation of electronic dopants for the semiconductor industry. The Company's principal markets are the orthopedic, radiation oncology, interventional cardiology and semiconductor markets.

2. Interim Financial Statements

      The financial information for the three months ending September 30, 1999 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the three months ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire year. The information contained in the Form 10Q should be read in conjunction with the Company's audited financial statements, included it its Form 10K-SB for the year ending June 30, 1999 filed with the Securities and Exchange Commission.

3. Impact of Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. Statement No. 131 establishes standards for public companies to report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, Under Statement 131 the Company believes that it will operate in one business segment. Accordingly, the adoption of Statements 130 and 131 did not impact the Company's financial position or results of operations.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                         NOTES TO FINANCIAL STATEMENTS


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

5. Subsequent Event

      On October 6, 1999 the Company entered into an agreement to acquire 38% of the shares outstanding of Epsilon Medical, Inc. for $50,000. The Company plans to account for this under the equity method and the carrying amount of the investment will reflect the Company's share of all gains or losses.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10K-SB for the year ended June 30, 1999. In addition to historical information, this Quarterly Report on Form 10Q-SB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Registration Statement on Form SB-2 (Registration Number 333-64499) and the Quarterly Reports and Annual Report filed by the Company in fiscal 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      Revenues. Total revenues increased to approximately $874,000 in the three months ended September 30, 1999 from $698,000 in the three months ended September 30, 1998. This 25.3% increase was primarily attributable to a 12.5% increase in orthopedic medical revenues and a 172.2% increase in government contract and grant revenue as the Company has recently been awarded three phase I and phase II government contracts. These increases were offset by an 8.1% decline in semiconductor revenue. Less than 5% of all revenues were derived from foreign sources.

      The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated, accounted for 44.8% and 5.5% respectively, of revenue for the three months ended September 30, 1999 and 46.2% and 8.8% in the three months ended September 30, 1998. The Company's government contract and grant revenue accounted for 30.1% and 13.9% of revenue for the three months ended September 30, 1999 and 1998, respectively.

      Cost of Product and Contract Research Revenues. Cost of product and contract research revenue increased to approximately $491,000 from approximately $382,000 for the three months ended September 30, 1999 and increased as a percent of revenues to 56.2% from 54.7% in the same periods. This increase in cost is primarily attributable to the increase in revenue, additional personnel to prepare for product commercialization and expenses associated with implementing quality systems and preparing for ISO9001 and CE Mark certifications.

      Research and Development. Research and development expenses increased to approximately $188,000 from approximately $73,000 in the three months ended September 30, 1999, a 157.5% increase, due to product development. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its new product development plans.

      Selling, General and Administrative. Selling, general and administrative expenses increased to approximately $516,000 from approximately $207,000 in the three months ended September 30, 1999. The 149.7% increase in selling, general and administrative expenses is primarily attributable to increased professional fees, additional personnel and associated benefit costs and new investor relations and shareholder services expenses. The Company anticipates that in future periods its selling, general and administrative expenses will increase in total dollars expended as a result of its plans to commercialize new products.

      Other Income and Expense, Net. Other income and expense, net consists primarily of interest earned on the Company's short term investments and interest expense on loans. Other income and expenses increased to approximately $46,000 in the three months ended September 30, 1999 from approximately $5,000 in the three months ended September 30, 1998. This increase primarily reflects interest income of approximately $66,000 on the Company's short term investments offset by interest expense $20,000 on the Company's loans.

      Liquidity and Capital Resources. As of September 30, 1999 the Company had approximately $5,365,000 in cash in the form of checking and short term investments. The Company also had a $300,000 revolving line of credit from a commercial bank at a rate of prime plus one percent, of which $195,000 was available at September 30, 1999. This line of credit is renewable on September 30, 1999. The Company also has a term loan and an equipment purchase facility with a commercial bank, under which approximately $45,000 and $721,000, respectively, were outstanding at September 30, 1999. Under the provisions of its Loan Agreement, the Company is required to maintain compliance with certain financial covenants, including debt service coverage, minimum levels of net worth and restrictions on indebtedness. At June 30, 1999, the Company's debt service coverage was less than the required amount. The Company's bank waived its rights under the Loan Agreement with respect to compliance with this financial covenant for a period of one year from June 30, 1999.

      During the three months ending September 30, 1999, operating activities used cash of approximately $971,000 due principally to the payment of operating expenses and offering costs and an increase in accounts receivable.

      During the three months ending September 30, 1999, investing activities used cash of approximately $472,000. Net cash used by investing activities included approximately $470,000 in purchases of property and equipment and $2,000 of patent fees. Although the Company does not have significant capital commitments, the Company intends to make significant investments over the next several years to support the development and commercialization of its new products and the expansion of its manufacturing equipment and capabilities.

      During the three months ended September 30, 1999, financing activities provided approximately $656,000 in cash. Net cash provided by financing activities primarily includes approximately $742,000 in proceeds from the exercise of the underwriter's over-allotment option of 138,000 units, offset by payments on the Company's line of credit and equipment and term loans. The Company plans to further increase its expenditures to complete development and commercialize its new products, to increase its manufacturing capacity, to ensure compliance with the FDA's Quality System Regulations and to broaden its sales and marketing capabilities.

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

                            PART II OTHER INFORMATION


Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities and Use of Proceeds

        As a result of the underwriters overallotment option exercise, 138,000 units were issued in the quarter ending September 30, 1999 and on September 10, 1999 the 1,138,000 units were separated and the common stock and warrants commenced trading separately.

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters of a Vote to Security-Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (a) The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-B.

        (b) The registrant has filed no reports on Form 8-K during the quarter ended September 30, 1999.

   Exhibit
     No.                         Description
   -------                       -----------
    *3.2    By-Laws of the Company
    *3.3    Articles of Amendment to the Articles of Organization of the
            Company, dated June 9, 1999
    *3.4    Restated Articles of Organization of the Company, dated June
            9, 1999
   **4.1    Specimen certificate for the Common Stock of the Company

  Exhibit
    No.                            Description
  -------                          -----------
   **4.2    Specimen certificate for the Redeemable Warrants of the
            Company
  ***4.3    Specimen certificate for the Units of the Company
  **10.1    Employment Agreement with Anthony J. Armini, dated September
            26, 1998
  **10.2    Employment Agreement with Stephen N. Bunker, dated September
            26, 1998
   *10.3    Employment Offer Letter to Darlene Deptula-Hicks, dated June
            15, 1998
   *10.4    Employment Offer Letter to Alan Lucas, dated March 20, 1998
   *10.5    Amendment to Employment Offer Letter to Alan Lucas, dated
            September 24, 1998
   *10.6    Form of Employee Agreement on Ideas, Inventions, and
            Confidential Information used between 1993 and 1995
   *10.7    Form of Employee Agreement on Ideas, Inventions, and
            Confidential Information used in 1993
   *10.8    Form of Employee Agreement on Ideas, Inventions, and
            Confidential Information used between 1997 and 1998
   *10.9    Loan Agreement between the Company and US Trust, dated May
            1, 1996
   *10.10   $100,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
   *10.11   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
   *10.12   Guaranty of Loan Agreement between the Company and US Trust, by Anthony J. Armini, dated May 1, 1996
   *10.13   Security Agreement between the Company and US Trust, dated
            May 1, 1996
   *10.14   Lessor's Subordination and Consent between the Company and
            Teacher's Insurance and Annuity Association of America, dated May 1, 1996
   *10.15   First Amendment to Loan Agreement between the Company and US
            Trust, dated July 24, 1997
   *10.16   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated July 24, 1997
   *10.17   $94,444.40 Commercial Promissory Note signed by the Company in favor of US Trust, dated August 12, 1997
   *10.18   Second Amendment to Loan Agreement between the Company and
            US Trust, dated January 16, 1998
   *10.19   $750,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated January 16, 1998
   *10.20   Promissory Note signed by Anthony J. Armini in favor of the
            Company, dated September 26, 1998
   *10.21   Shareholders Agreement between NAR Holding Corporation and
            Anthony J. Armini, dated July 15, 1987
   *10.22   Lease between the Company and Teachers Insurance and Annuity
            Association of America, dated September 29, 1995
   *10.23   First Amendment to Lease and Expansion Agreement between the
            Company and Teachers Insurance and Annuity Association of
            America, dated July 29, 1998
   *10.24   Standard Cooperative Research and Development Agreement
            between the Company and the Naval Research Laboratory, dated
            January 21, 1997+

  Exhibit
    No.                            Description
  -------                          -----------
   *10.25   Cooperative Agreement between the Company and the United
            States of America U.S. Army Tank-Automotive and Armaments
            Command Armamanet Research, Development and Engineering
            Center, dated September 30, 1997+
   *10.26   Vendor Agreement Memorandum between the Company and
            Osteonics, dated February 2, 1998+
   *10.27   Sample Purchase Order between the Company and MicroSpring
            Company, Inc., dated October 24, 1996+
   *10.28   Asset Purchase Agreement between the Company and Falex
            Corporation, dated November 17, 1995+
   *10.29   Settlement between the Company and Erik Akhund, dated July
            1, 1998
   *10.30   1992 Stock Option Plan
   *10.31   Form of Stock Option Agreement under the 1992 Stock Option
            Plan
   *10.32   1998 Incentive and Nonqualified Stock Option Plan
  **10.33   Form of Incentive Stock Option under the 1998 Incentive and
            Nonqualified Stock Option Plan
  **10.34   Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
  **10.35   Form of Nonqualified Stock Option for Non-Employee Directors
            under the 1998 Incentive and Nonqualified Stock Option Plan
   *10.36   Form of Lock-Up Agreement
  **10.37   Agreement Appointing Transfer Agent and Registrar between
            the Company and American Securities Transfer & Trust, Inc.,
            dated October 19, 1998
  **10.38   Certification of Corporate Secretary dated October 19, 1998 concerning Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer &
            Trust, Inc.
  **10.39   Research and Development Agreement between the Company and
            Guidant Corporation, dated May 20, 1998+
  **10.40   Letter Agreement between the Company and Guidant
            Corporation, dated September 29, 1998+
 ***10.41   Form of Medical Advisory Board Agreement
 ***10.42   Form of Loan Agreement, dated January 7, 1999, between the
            Company and the following employees in the following
            amounts: Donald J. Dench ($12,500), Diane J. Ryan ($12,500),
            Mark and Kathleen Gadarowski ($12,500), Gregory Huntington,
            Sr. ($12,500), Leonard DeMild ($25,000), Michael Nelson
            ($12,500), Richard Sahagian ($12,500), Darryl Huntington
            ($12,500), Dennis Gadarowski ($12,500) and David Santos
            ($12,500)
 ***10.43   Terms and Conditions from Sample Purchase Order between the
            Company and Biomet, Incorporated
****10.44   Unit and Warrant Agreement between the Company and American
            Securities Transfer & Trust, Inc., dated April 9, 1999
   *10.45   Agreement between the Company and U.S. Army Space and
            Missile Defense Command, dated May 27, 1999
    10.46   Second Amendment to Lease and Extension Agreement
    10.47   Sublease Agreement
    10.48   Consent to Sublease Agreement
   *21.1    Subsidiaries of the Company
   *23.2    Consent of Foley, Hoag & Eliot LLP
   *24.1    Power of Attorney

  Exhibit
    No.            Description
  -------          -----------
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

                          IMPLANT SCIENCES CORPORATION



--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Implant Sciences Corporation

Date: November 12 , 1999             /s/ Anthony J. Armini
                                     -----------------------------------
                                     Anthony J. Armini
                                     President and CEO

Date: November 12, 1999              /s/ Darlene M. Deptula-Hicks
                                     -----------------------------------
                                     Darlene M. Deptula-Hicks
                                     Vice President and Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)

Date: November 12, 1999              /s/ Stephen N. Bunker
                                     -----------------------------------
                                     Stephen N. Bunker
                                     Vice President and Chief Scientist,
                                     Director

Date: November 12, 1999              /s/ Robert E. Hoisington
                                     -----------------------------------
                                     Robert E. Hoisington
                                     Director


Date: November 12, 1999              /s/ Shunkuchi Shimizu
                                     -----------------------------------
                                     Shunkuchi Shimizu
                                     Director

                                EXHIBIT INDEX


   Exhibit
     No.                         Description
   -------                       -----------
    *3.2    By-Laws of the Company
    *3.3    Articles of Amendment to the Articles of Organization of the
            Company, dated June 9, 1999
    *3.4    Restated Articles of Organization of the Company, dated June
            9, 1999
   **4.1    Specimen certificate for the Common Stock of the Company
   **4.2    Specimen certificate for the Redeemable Warrants of the
            Company
  ***4.3    Specimen certificate for the Units of the Company
  **10.1    Employment Agreement with Anthony J. Armini, dated September
            26, 1998
  **10.2    Employment Agreement with Stephen N. Bunker, dated September
            26, 1998
   *10.3    Employment Offer Letter to Darlene Deptula-Hicks, dated June
            15, 1998
   *10.4    Employment Offer Letter to Alan Lucas, dated March 20, 1998
   *10.5    Amendment to Employment Offer Letter to Alan Lucas, dated
            September 24, 1998
   *10.6    Form of Employee Agreement on Ideas, Inventions, and
            Confidential Information used between 1993 and 1995
   *10.7    Form of Employee Agreement on Ideas, Inventions, and
            Confidential Information used in 1993
   *10.8    Form of Employee Agreement on Ideas, Inventions, and
            Confidential Information used between 1997 and 1998
   *10.9    Loan Agreement between the Company and US Trust, dated May
            1, 1996
   *10.10   $100,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
   *10.11   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
   *10.12   Guaranty of Loan Agreement between the Company and US Trust, by Anthony J. Armini, dated May 1, 1996
   *10.13   Security Agreement between the Company and US Trust, dated
            May 1, 1996
   *10.14   Lessor's Subordination and Consent between the Company and
            Teacher's Insurance and Annuity Association of America, dated May 1, 1996
   *10.15   First Amendment to Loan Agreement between the Company and US
            Trust, dated July 24, 1997
   *10.16   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated July 24, 1997
   *10.17   $94,444.40 Commercial Promissory Note signed by the Company in favor of US Trust, dated August 12, 1997
   *10.18   Second Amendment to Loan Agreement between the Company and
            US Trust, dated January 16, 1998
   *10.19   $750,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated January 16, 1998
   *10.20   Promissory Note signed by Anthony J. Armini in favor of the
            Company, dated September 26, 1998
   *10.21   Shareholders Agreement between NAR Holding Corporation and
            Anthony J. Armini, dated July 15, 1987
   *10.22   Lease between the Company and Teachers Insurance and Annuity
            Association of America, dated September 29, 1995
   *10.23   First Amendment to Lease and Expansion Agreement between the
            Company and Teachers Insurance and Annuity Association of
            America, dated July 29, 1998
   *10.24   Standard Cooperative Research and Development Agreement
            between the Company and the Naval Research Laboratory, dated
            January 21, 1997+

  Exhibit
    No.                            Description
  -------                          -----------
   *10.25   Cooperative Agreement between the Company and the United
            States of America U.S. Army Tank-Automotive and Armaments
            Command Armamanet Research, Development and Engineering
            Center, dated September 30, 1997+
   *10.26   Vendor Agreement Memorandum between the Company and
            Osteonics, dated February 2, 1998+
   *10.27   Sample Purchase Order between the Company and MicroSpring
            Company, Inc., dated October 24, 1996+
   *10.28   Asset Purchase Agreement between the Company and Falex
            Corporation, dated November 17, 1995+
   *10.29   Settlement between the Company and Erik Akhund, dated July
            1, 1998
   *10.30   1992 Stock Option Plan
   *10.31   Form of Stock Option Agreement under the 1992 Stock Option
            Plan
   *10.32   1998 Incentive and Nonqualified Stock Option Plan
  **10.33   Form of Incentive Stock Option under the 1998 Incentive and
            Nonqualified Stock Option Plan
  **10.34   Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
  **10.35   Form of Nonqualified Stock Option for Non-Employee Directors
            under the 1998 Incentive and Nonqualified Stock Option Plan
   *10.36   Form of Lock-Up Agreement
  **10.37   Agreement Appointing Transfer Agent and Registrar between
            the Company and American Securities Transfer & Trust, Inc.,
            dated October 19, 1998
  **10.38   Certification of Corporate Secretary dated October 19, 1998 concerning Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer &
            Trust, Inc.
  **10.39   Research and Development Agreement between the Company and
            Guidant Corporation, dated May 20, 1998+
  **10.40   Letter Agreement between the Company and Guidant
            Corporation, dated September 29, 1998+
 ***10.41   Form of Medical Advisory Board Agreement
 ***10.42   Form of Loan Agreement, dated January 7, 1999, between the
            Company and the following employees in the following
            amounts: Donald J. Dench ($12,500), Diane J. Ryan ($12,500),
            Mark and Kathleen Gadarowski ($12,500), Gregory Huntington,
            Sr. ($12,500), Leonard DeMild ($25,000), Michael Nelson
            ($12,500), Richard Sahagian ($12,500), Darryl Huntington
            ($12,500), Dennis Gadarowski ($12,500) and David Santos
            ($12,500)
 ***10.43   Terms and Conditions from Sample Purchase Order between the
            Company and Biomet, Incorporated
****10.44   Unit and Warrant Agreement between the Company and American
            Securities Transfer & Trust, Inc., dated April 9, 1999
   *10.45   Agreement between the Company and U.S. Army Space and
            Missile Defense Command, dated May 27, 1999
    10.46   Second Amendment to Lease and Extension Agreement
    10.47   Sublease Agreement
    10.48   Consent to Sublease Agreement
   *21.1    Subsidiaries of the Company
   *23.2    Consent of Foley, Hoag & Eliot LLP
   *24.1    Power of Attorney

  Exhibit
    No.            Description
  -------          -----------
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