Form 10QSB
period 1999-12-31
IMPLANT SCIENCES CORP
filed 2000-02-14
CIK 1068874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDING DECEMBER 31, 1999.
     Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                        Commission file number 000-25839

                          IMPLANT SCIENCES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                             04-2837126
---------------------------------                         ----------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification number)


107 Audubon Road, #5                                      Wakefield, MA  01880
----------------------------------------                  ----------------------
(Address of principal executive offices)


                                  781-246-0700
                           (Issuers telephone number)

                                 NOT APPLICABLE
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                           YES _X_    NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                             Outstanding at December 31, 1999
     Common Stock, $.10 par value                           5,207,320

           Transitional small business disclosure format (check one):
                                 YES ___ NO _X_

                          IMPLANT SCIENCES CORPORATION

                                      INDEX

                                                                                                        Page No.

                                            PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements:

                  Condensed   Balance  Sheets  as  of  December  31,  1999  and  June  30,1999             3
                   (unaudited)

                  Condensed Statement of Operations for the Three and Six Months Ended
                   December 31, 1999 and December 31, 1998 (unaudited)                                     4

                  Condensed  Statement  of Cash Flows for the Six Months  Ended  December  31,
                   1999 and December 31, 1998 (unaudited)                                                  5

                  Notes to  Condensed  Financial  Statements  (including  data  applicable  to
                   unaudited periods)                                                                      6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                8

                                              PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                           12

Item 2.       Changes in Securities and Use of Proceeds                                                   12

Item 3.       Defaults Upon Senior Securities                                                             12

Item 4.       Submission of Matters to a Vote of Security-Holders                                         12

Item 5.       Other Information                                                                           12

Item 6.       Exhibits and Reports on Form 8-K                                                            12

              Signatures                                                                                  16

                          IMPLANT SCIENCES CORPORATION
                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                                 December 31,             June 30,
                                              ASSETS                                 1999                   1999
                                                                                 ------------             --------
Current assets:
        Cash                                                                      $ 4,344,929           $ 6,152,536
        Accounts receivable, less allowances of  $5,720 at December 31,
        1999 and $2,000 at June 30, 1999                                            1,077,445               421,737
        Inventories                                                                    52,989               367,386
        Deferred income taxes                                                          62,000                62,000
        Refundable income taxes                                                        24,785                24,785
        Prepaid expenses                                                               26,408                 6,262
                                                                                  -----------           -----------
             Total current assets                                                   5,588,556             7,034,706

Property and equipment, at cost:
        Machinery and equipment                                                     2,482,892             1,802,011
        Leasehold improvements                                                        152,720                71,356
        Computers and software                                                        186,244                47,757
        Furniture and fixtures                                                        134,913                60,509
        Motor Vehicles                                                                 14,822                14,822
        Leased property under capital lease                                            28,360                28,360
                                                                                  -----------           -----------
                                                                                    2,999,951             2,024,815
             Less accumulated depreciation                                           (906,645)             (811,240)
                                                                                  -----------           -----------
        Net property and equipment                                                  2,093,306             1,213,575
Other assets:
        Patent costs, net of accumulated amortization of $28,628 at
        December 31, 1999 and $22,629 at June 30, 1999                                180,265               177,194
        Other noncurrent assets                                                       119,345                37,921
                                                                                  -----------           -----------
                                                                                      299,610               215,115
                                                                                  ===========           ===========
Total Assets                                                                      $ 7,981,472           $ 8,463,396
                                                                                  ===========           ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Revolving line of credit                                                  $   105,000           $   155,000
        Accounts payable                                                              311,281                99,868
        Accrued expenses                                                              853,684             1,264,360
        Current portion of long-term debt                                             200,082               185,376
        Obligations under capital lease                                                 5,672                 5,672
                                                                                  -----------           -----------
                                                                                    1,475,719             1,710,276
Long term liabilities:
        Long-term debt, net of current portion                                        515,741               615,781
        Obligations under capital lease                                                13,832                16,196
        Deferred income taxes                                                          29,000                29,000
                                                                                  -----------           -----------
                                                                                      558,573               660,977
Stockholders' equity:
        Common stock, $0.10 par value; 20,00,000 authorized 5,207,320
        and 5,069,320 outstanding at December 31, 1999 and June 30, 1999              520,732               506,932
        Additional paid in capital                                                  6,963,462             6,242,194
        Deferred compensation                                                         (90,865)             (121,154)
        Accumulated deficit                                                        (1,446,149)             (535,829)
                                                                                  ===========           ===========
             Total Stockholders' Equity                                             5,947,180             6,092,143
                                                                                  -----------           -----------
        Total Liabilities and Stockholders' Equity                                $ 7,981,472           $ 8,463,396
                                                                                  ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART I. FINANCIAL INFORMATION (continued)
                    Item 1. Financial Statements (continued)

                       CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 ------------------                     ----------------
                                                           December 31,        December 31,        December 31,        December 31,
                                                               1999                1998                1999                1998
                                                           ------------        ------------        ------------        ------------
Revenues:
     Product and contract research revenues
          Medical                                           $   824,718         $   576,486         $ 1,561,734           1,124,900
          Semiconductor                                         136,245              75,675             273,657             225,172
     Equipment                                                  365,000                  --             365,000                  --
                                                            -----------         -----------         -----------         -----------
              Total revenues                                  1,325,963             652,161           2,200,391           1,350,072

Costs and expenses:
      Cost of product and contract research revenues            720,920             410,032           1,212,309             789,335
      Cost of equipment                                         396,445                  --             396,445                  --
      Research and development                                  290,374              83,298             478,092             158,298
      Selling, general and administrative                       597,868             264,063           1,113,980             470,749
                                                            -----------         -----------         -----------         -----------
           Total costs and expenses                           2,005,607             757,393           3,200,826           1,418,382

Operating loss                                                 (679,644)           (105,232)         (1,000,435)            (68,310)
Other income (expense)
     Interest income                                             69,732               2,692             136,464               5,316
     Interest expense                                           (21,832)            (20,107)            (42,271)            (28,229)
     Equity loss in Epsilon Medical                              (4,078)                 --              (4,078)                 --
                                                            -----------         -----------         -----------         -----------
Loss before provision (benefit) for income Taxes               (635,822)           (122,647)           (910,320)            (91,223)
Provision (benefit) for income taxes                                 --             (41,700)                 --             (36,701)

                                                            ===========         ===========         ===========         ===========
     Net loss                                               $  (635,822)        $   (80,947)        $  (910,320)        $   (54,522)
                                                            ===========         ===========         ===========         ===========

     Net loss per share - basic                             $     (0.12)        $     (0.02)        $     (0.17)        $     (0.01)
                                                            ===========         ===========         ===========         ===========

     Net loss per share - diluted                           $     (0.12)        $     (0.02)        $     (0.17)        $     (0.01)
                                                            ===========         ===========         ===========         ===========

     Weighted average common shares outstanding used
     for basic earnings per share                             5,207,320           3,747,678           5,195,964           3,747,678
                                                            ===========         ===========         ===========         ===========

     Weighted average common shares outstanding used
     for diluted earnings per share                           5,207,320           3,747,678           5,195,964           3,747,678
                                                            ===========         ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART 1. FINANCIAL INFORMATION (continued)
                    Item 1. Financial Statements (continued)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                              SIX MONTHS ENDED
                                                                                              ----------------
                                                                                     December 31,          December 31,
                                                                                         1999                  1998
                                                                                     ------------          ------------

CASH FLOWS OPERATING ACTIVITIES:
        Net loss                                                                      $  (910,320)          $   (54,522)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
        Depreciation and amortization                                                     104,242                57,454
        Amortization of deferred compensation                                              30,289                    --
        Equity in loss of Epsilon Medical                                                   4,078
Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                       (655,708)             (109,020)
        (Increase) decrease in inventories                                                314,397                (6,480)
        (Increase) decrease in prepaid income taxes                                            --                    --
        (Increase) decrease in prepaid expenses                                           (20,146)                  770
        (Increase) decrease in other noncurrent assets                                    (38,339)             (387,502)
        Increase (decrease) in accounts payable                                           211,413               (32,006)
        Increase (decrease) in accrued expenses                                          (410,676)               29,081
                                                                                      -----------           -----------
           Net cash used in operating activities                                       (1,370,770)             (502,225)

CASH FLOWS USED IN INVESTING ACTIVITIES:
        Purchase of property and equipment                                               (975,136)             (292,166)
        Investment in Epsilon Medical                                                     (50,000)                   --
        Capitalized patent costs                                                           (9,071)              (21,132)
                                                                                      -----------           -----------
              Net cash used in investing activities                                    (1,034,207)             (313,298)

CASH FLOW USED IN FINANCING ACTIVITIES:
        Proceeds from common stock                                                        735,068                11,672
        Proceeds from long-term debt                                                           --               548,015
        Repayments of long-term debt                                                      (87,698)              (11,808)
        Repayments of revolving credit line                                               (50,000)               30,000
                                                                                      -----------           -----------
              Cash provided by financing activities                                       597,370               577,879
        Net decrease in cash                                                           (1,807,607)             (237,644)
        Cash at beginning of year                                                       6,152,536               311,189
                                                                                      ===========           ===========
        Cash at end of year                                                           $ 4,344,929           $    73,545
                                                                                      ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid                                                                 $    46,073           $    28,228
        Income taxes paid                                                             $     3,125                    --


             See notes to unaudited condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

     (Information for the six months ended December 31, 1999 is unaudited.)

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

2.   Interim Financial Statements

     The financial information for the six months ending December 31, 1999 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the six months ended December 31, 1999 are not necessarily indicative of results that may be expected for the entire year. The information contained in the Form 10QSB should be read in conjunction with the Company's audited financial statements, included it its Form 10KSB as of and for the year ending June 30, 1999 filed with the Securities and Exchange Commission.

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

4.   Investment

     On October 6, 1999 the Company entered into an agreement to acquire 38% of the shares outstanding of Epsilon Medical, Inc. for $50,000. The Company has accounted for this investment under the equity method and included the investment in other assets. The carrying amount of the investment reflects the Company's share of all losses as of December 31, 1999.

5.   Accounts Receivable

     Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contact. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At December 31, 1999 unbilled accounts receivable represented approximately 18% of total accounts receivable.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS


6.   Credit Arrangements

     On December 22, 1999 the Company renegotiated its commercial banking arrangements. The Company increased its revolving line of credit from a $300,000 secured line of credit to a $750,000 unsecured line of credit and reduced the interest rate to prime from prime plus one percent. This line of credit is renewable annually. The Company also has available a $750,000 equipment purchase facility of which zero was outstanding at December 31, 1999. The Company also favorably renegotiated its covenants.

7.   Subsequent Events

     On January 26, 2000 the Company entered into a Distributorship Agreement with MED-TEC Iowa, Inc., among other things, appointing MED-TEC as the exclusive United States Distributor of its I-Plant(TM) Iodine-125 radioactive prostate seed for the early stage treatment of prostate cancer.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10K-KSB for the year ended June 30, 1999. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Registration Statement on Form SB-2 (Registration Number 333-64499) and the Quarterly Reports and Annual Report filed by the Company in fiscal 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Revenues. Total revenues increased to approximately $1,326,000 in the three months ended December 31, 1999 from $652,000 in the three months ended December 31, 1998. This 103.3% increase was primarily attributable to a 100% increase in equipment revenue as the Company built and shipped a customized piece of manufacturing equipment, a 404.1% increase in government contract and grant revenue as the Company has recently been awarded three phase I and phase II government contracts and a 80.0% increase in semiconductor revenues. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated, accounted for 26.3% and .4% respectively, of revenue for the three months ended December 31, 1999 and 61.1% and 12.3% in the three months ended December 31, 1998. The Company's government contract and grant revenue accounted for 24.8% and 10.0% of revenue for the three months ended December 31, 1999 and 1998, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenue increased to approximately $721,000 from approximately $410,000 for the three months ended December 31, 1999 and increased as a percent of revenues to 54.4% from 62.9% in the same periods. This increase in cost is primarily attributable to the increase in government contract and grant revenue which are generally low margin, additional personnel and expenses to prepare for product commercialization, increased depreciation expense and regulatory costs and expenses associated with implementing quality systems and preparing for ISO9001 and CE Mark certifications for the I-Plant seed.

     Research and Development. Research and development expenses increased to approximately $290,000 from approximately $83,000 in the three months ended December 31, 1999, a 249.4% increase, due to product development. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its new product development plans.

     Selling, General and Administrative. Selling, general and administrative expenses increased to approximately $598,000 from approximately $264,000 in the three months ended December 31, 1999. The 126.5% increase in selling, general and administrative expenses is primarily attributable to increased audit and legal costs, additional personnel and benefit costs and new investor relations and shareholders services expenses. The Company anticipates that in future periods its selling, general and administrative expenses will increase in total dollars expended as a result of its plans to commercialize new products.

     Other Income and Expense, Net. Other income and expense, net consists primarily of interest earned on the Company's short-term investments and interest expense on loans. Other income and expenses increased to approximately $44,000 in the three months ended December 31, 1999 from approximately ($17,000) in the three months ended December 31, 1998. This increase primarily reflects interest income of approximately $70,000 on the Company's short term investments offset by interest expense $22,000 on the Company's loans and $4,000 of equity loss associated with the investment in Epsilon Medical, Inc.

SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

     Revenues. Total revenues increased to approximately $2,200,000 in the six months ended December 31, 1999 from $1,350,000 in the six months ended December 31, 1998. This 63.0% increase was primarily attributable to a 100% increase in equipment revenue as the Company built and shipped a customized piece of manufacturing equipment, a 265.6% increase in government contract and grant revenue as the Company has recently been awarded three phase I and phase II government contracts, a 21.5% increase in semiconductor revenues and a 4.2% increase in orthopedic medical revenues. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated, accounted for 33.7% and 5.8% respectively, of revenue for the six months ended December 31, 1999 and 54.8% and 7.4% in the six months ended December 31, 1998. The Company's government contract and grant revenue accounted for 26.9% and 12.0% of revenue for the six months ended December 31, 1999 and 1998, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenue increased to approximately $1,212,000 from approximately $789,000 for the six months ended December 31, 1999 and increased as a percent of revenues to 55.1% from 58.5% in the same periods. This increase in cost is primarily attributable to the increase in government contract and grant revenue which are generally low margin, additional personnel and expenses to prepare for product commercialization, increased depreciation expense and regulatory costs and expenses associated with implementing quality systems and preparing for ISO9001 and CE Mark certifications.

     Research and Development. Research and development expenses increased to approximately $478,000 from approximately $158,000 in the six months ended December 31, 1999, a 202.5% increase, due to product development. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its new product development plans.

     Selling, General and Administrative. Selling, general and administrative expenses increased to approximately $1,114,000 from approximately $471,000 in the six months ended December 31, 1999. The 136.5% increase in selling, general and administrative expenses is primarily attributable to increased audit and legal costs, additional personnel and benefit costs and new investor relations and shareholders services expenses. The Company anticipates that in future periods its selling, general and administrative expenses will increase in total dollars expended as a result of its plans to commercialize new products.

     Other Income and Expense, Net. Other income and expense, net consists primarily of interest earned on the Company's short-term investments and interest expense on loans. Other income and expenses increased to approximately $90,000 in the six months ended December 31, 1999 from approximately ($23,000) in the six months ended December 31, 1998. This increase primarily reflects interest income of approximately $136,000 on the Company's short term investments offset by interest expense $42,000 on the Company's loans and $4,000 of expenses associated with the investment in Epsilon Medical, Inc.

     Liquidity and Capital Resources. As of December 31, 1999 the Company had approximately $4,345,000 in cash in the form of checking and short-term investments. On December 22, 1999 the Company renegotiated its commercial banking arrangements. The Company increased its revolving line of credit from a $300,000 secured line of credit to a $750,000 unsecured line of credit at a reduced rate of prime, of which $645,000 was available at December 31, 1999. This line of credit is renewable on December 22, 2000. The Company also has a term loan and an equipment purchase facility with a commercial bank, under which approximately $39,000 and $676,000 respectively, were outstanding at December 31, 1999. The Company also has available a new $750,000 equipment purchase facility of which zero was outstanding at December 31, 1999. Under the new provisions of its Loan Agreement, the Company is required to maintain compliance with two financial covenants, minimum levels of net worth and net loss limits. At June 30, 1999 under the former covenants, the Company's debt service coverage was less than the required amount. The Company's bank waived its rights under the Loan Agreement with respect to compliance with this financial covenant for a period of one year from June 30, 1999. Covenants are measured annually consistent with the Company's fiscal year end.

     During the six months ending December 31, 1999, operating activities used cash of approximately $1,371,000 due principally to the payment of operating expenses and offering costs and an increase in accounts receivable.

     During the six months ending December 31, 1999, investing activities used cash of approximately $1,034,000. Net cash used by investing activities included approximately $975,000 in purchases of property and equipment, $50,000 equity investment in Epsilon Medical and $9,000 of patent fees. The Company intends to make significant investments over the next several years to support the development and commercialization of its new products and the expansion of its manufacturing equipment and capabilities.

     During the six months ended December 31, 1999, financing activities provided approximately $597,000 in cash. Net cash provided by financing activities primarily includes approximately $735,000 in proceeds from the exercise of the underwriter's over-allotment option of 138,000 units, offset by payments on the Company's line of credit and equipment and term loans. The Company plans to further increase its expenditures to complete development and commercialize its new products, to increase its manufacturing capacity, to ensure compliance with the FDA's Quality System Regulations and to broaden its sales and marketing capabilities.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters of a Vote to Security-Holders

     On December 9, 1999 and in conjunctions with the Company's 1999 Annual Meeting of Stockholders, stockholders were asked to elect five directors of the Company to serve until the 2000 Annual Meeting and until their respective successors are duly elected and qualified. The Board of Directors nominated Anthony J. Armini, Stephen N. Bunker, Robert E. Hoisington, Shunkichi Shimizu and Michael Szycher. The following votes were cast in favor of the five nominees:

                                                         Number of
                                   Number of         Shares for which
                                Shares Voted For    Authority Withheld
                                ----------------    ------------------

     Anthony J. Armini             4,053,761              3,500
     Stephen N. Bunker             4,053,761              3,500
     Robert E. Hoisington          4,053,761              3,500
     Shunkichi Shimizu             4,053,761              3,500
     Michael Szycher               4,053,761              3,500

Item 5. Other Information

     Not Applicable

Item 6. List of Exhibits and Reports on Form 8-K

     (a) The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, in the left column correspond to those of
          Item 601 of Regulation S-B.

     (b) The registrant has filed no reports on Form 8-K during the quarter ended December 31,

                          IMPLANT SCIENCES CORPORATION


--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Implant Sciences Corporation

Date: February  14, 2000                      /s/ Anthony J. Armini
                                              ----------------------------------
                                              Anthony J. Armini
                                              President and CEO, Director

Date: February  14, 2000                      /s/ Darlene M. Deptula-Hicks
                                              ----------------------------------
                                              Darlene M. Deptula-Hicks
                                              Vice President and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)

Date: February  14, 2000                      /s/ Stephen N. Bunker
                                              ----------------------------------
                                              Stephen N. Bunker
                                              Vice President and Chief
                                              Scientist, Director

Date: February  14, 2000                      /s/ Robert E. Hoisington
                                              ----------------------------------
                                              Robert E. Hoisington
                                              Director

Date: February  14, 2000                      /s/ Shunkuchi Shimizu
                                              ----------------------------------
                                              Shunkuchi Shimizu
                                              Director

Date: February  14, 2000                      /s/Michael Szycher
                                              ----------------------------------
                                              Michael Szycher
                                              Director

                                 EXHIBIT INDEX
                                 -------------

     The following exhibits are filed as part of this report.


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
   *10.25   Cooperative Agreement between the Company and the United
            States of America U.S. Army Tank-Automotive and Armaments
            Command Armamanet Research, Development and Engineering
            Center, dated September 30, 1997+
   *10.26   Vendor Agreement Memorandum between the Company and
            Osteonics, dated February 2, 1998+
   *10.27   Sample Purchase Order between the Company and MicroSpring
            Company, Inc., dated October 24, 1996+
   *10.28   Asset Purchase Agreement between the Company and Falex
            Corporation, dated November 17, 1995+
   *10.29   Settlement between the Company and Erik Akhund, dated July
            1, 1998
   *10.30   1992 Stock Option Plan
   *10.31   Form of Stock Option Agreement under the 1992 Stock Option
            Plan
   *10.32   1998 Incentive and Nonqualified Stock Option Plan
  **10.33   Form of Incentive Stock Option under the 1998 Incentive and
            Nonqualified Stock Option Plan
  **10.34   Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
  **10.35   Form of Nonqualified Stock Option for Non-Employee Directors
            under the 1998 Incentive and Nonqualified Stock Option Plan
   *10.36   Form of Lock-Up Agreement
  **10.37   Agreement Appointing Transfer Agent and Registrar between
            the Company and American Securities Transfer & Trust, Inc.,
            dated October 19, 1998
  **10.38   Certification of Corporate Secretary dated October 19, 1998 concerning Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer &
            Trust, Inc.
  **10.39   Research and Development Agreement between the Company and
            Guidant Corporation, dated May 20, 1998+
  **10.40   Letter Agreement between the Company and Guidant
            Corporation, dated September 29, 1998+
 ***10.41   Form of Medical Advisory Board Agreement
 ***10.42   Form of Loan Agreement, dated January 7, 1999, between the
            Company and the following employees in the following
            amounts: Donald J. Dench ($12,500), Diane J. Ryan ($12,500),
            Mark and Kathleen Gadarowski ($12,500), Gregory Huntington,
            Sr. ($12,500), Leonard DeMild ($25,000), Michael Nelson
            ($12,500), Richard Sahagian ($12,500), Darryl Huntington
            ($12,500), Dennis Gadarowski ($12,500) and David Santos
            ($12,500)
 ***10.43   Terms and Conditions from Sample Purchase Order between the
            Company and Biomet, Incorporated
****10.44   Unit and Warrant Agreement between the Company and American
            Securities Transfer & Trust, Inc., dated April 9, 1999
   *10.45   Agreement between the Company and U.S. Army Space and
            Missile Defense Command, dated May 27, 1999
  ++10.46   Second Amendment to Lease and Extension Agreement
  ++10.47   Sublease Agreement
  ++10.48   Consent to Sublease Agreement
    10.49   SBIR: Coronary Stent with ion implanted radioactivity
    10.50   First Amendment to Sublease
    10.51   Commercial Term Loan, Revolving Loan and Security Agreement by and
            between US Trust and Implant Sciences Corporation.
   *21.1    Subsidiaries of the Company
   *23.2    Consent of Foley, Hoag & Eliot LLP
   *24.1    Power of Attorney

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

  ++ Previously filed in the quarterly report on Form 10-QSB for the period ending September 30, 1999.