Form 10QSB
period 2000-03-31
IMPLANT SCIENCES CORP
filed 2000-05-15
CIK 1068874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2000. Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                        Commission file number 000-25839


                          IMPLANT SCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                              04-2837126
-----------------------------------        ---------------------------------
(State or other jurisdiction               (IRS Employer
of incorporation or organization)          Identification number)


107 Audubon Road, #5                       Wakefield, MA  01880
-----------------------------------        ---------------------------------



                                  781-246-0700
                           (Issuers telephone number)

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
                                  YES [X]   NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                          Outstanding at March 31, 2000
      Common Stock, $.10 par value                        5,708,082

           Transitional small business disclosure format (check one):
                                YES [_]   NO  [X]

                      This document consists of ___ pages.

                          IMPLANT SCIENCES CORPORATION

                                      INDEX


                                                                             Page No.
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

            Condensed Balance Sheets as of March 31, 2000
            and June 30, 1999 (unaudited)                                        3

            Condensed Statement of Operations for the Three and
            Nine Months Ended March 31, 2000 and March 31, 1999                  4
            (unaudited)

            Condensed Statement of Cash Flows for the Nine
            Months Ended March 31, 2000 and March 31, 1999                       5
            (unaudited)

            Notes to Condensed Financial Statements (including
            data applicable to unaudited periods)                                6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                  8

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                      11

Item 2.  Changes in Securities and Use of Proceeds                              11

Item 3.  Defaults Upon Senior Securities                                        11

Item 4.  Submission of Matters to a Vote of Security-Holders                    11

Item 5.  Other Information                                                      11


Item 6.  Exhibits and Reports on Form 8-K                                       11

         Signatures                                                             12

                          IMPLANT SCIENCES CORPORATION
                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             CONDENSED BALANCE SHEET
                                   (unaudited)


                                                                                March 31,              June 30,
                                                                                   2000                  1999
                                                                               ------------           -----------
                 ASSETS

Current assets:
     Cash                                                                      $  6,239,699           $ 6,152,536
     Accounts receivable, less allowances of $8,720 at March 31, 2000               897,992               421,737
     and $2,000 at June 30, 1999
     Inventories                                                                     46,138               367,386
     Deferred income taxes                                                           62,000                62,000
     Refundable income taxes                                                         24,785                24,785
     Prepaid expenses                                                                20,866                 6,262
                                                                               ------------           -----------
          Total current assets                                                    7,291,480             7,034,706

Property and equipment, at cost:
     Machinery and equipment                                                      2,830,698             1,802,011
     Leasehold improvements                                                         213,275                71,356
     Computers and software                                                         234,267                47,757
     Furniture and fixtures                                                         146,669                60,509
     Motor vehicles                                                                  14,822                14,822
     Leased property under capital lease                                             28,360                28,360
                                                                               ------------           -----------
                                                                                  3,468,091             2,024,815
          Less accumulated depreciation                                            (980,804)             (811,240)
                                                                               ------------           -----------
     Net property and equipment                                                   2,487,287             1,213,575
Other assets:
     Patent costs, net of accumulated amortization
     of $31,629 at March 31, 2000 and $22,629 at
     June 30, 1999                                                                  183,690               177,194
     Other noncurrent assets                                                        107,441                37,921
                                                                               -----------            -----------
                                                                                    291,131               215,115
                                                                               ------------           -----------
Total Assets                                                                   $ 10,069,898           $ 8,463,396
                                                                               ============           ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                                                  $         --           $   155,000
     Accounts payable                                                               423,433                99,868
     Accrued expenses                                                               734,279             1,264,360
     Current portion of long-term debt                                              176,471               185,376
     Obligations under capital lease                                                  5,672                 5,672
                                                                               ------------           -----------
                                                                                  1,339,855             1,710,276
Long term liabilities:
        Long-term debt, net of current portion                                      455,882               615,781
        Obligations under capital lease                                              11,942                16,196
        Deferred income taxes                                                        29,000                29,000
                                                                               ------------           -----------
                                                                                    496,824               660,977
Stockholders' equity:
      Common stock, $0.10 par value;
        20,000,000 authorized and 5,708,082
        and 5,069,320 outstanding at March
        31, 2000 and June 30, 1999                                                  570,808               506,932
     Additional paid in capital                                                   9,901,836             6,242,194
     Deferred compensation                                                          (75,721)             (121,154)
     Accumulated deficit                                                         (2,163,704)             (535,829)
                                                                               ------------           -----------

          Total Stockholders' Equity                                              8,233,219             6,092,143
                                                                               ------------           -----------
     Total Liabilities and Stockholders' Equity                                $ 10,069,898           $ 8,463,396
                                                                               ============           ===========


The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART I. FINANCIAL INFORMATION (continued)
                    Item 1. Financial Statements (continued)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    ------------------                     -----------------
                                                              March 31,           March 31,           March 31,          March 31,
                                                                2000                1999                2000                1999
                                                            -----------         -----------         -----------         -----------
Revenues:
     Product and contract research revenues
      Medical                                               $   768,536         $   540,167         $ 2,330,270           1,665,067
         Semiconductor                                          129,329             136,413             402,986             361,584
      Equipment                                                      --                  --             365,000                  --
                                                            -----------         -----------         -----------         -----------
              Total revenues                                    897,865             676,580           3,098,256           2,026,651

Costs and expenses:
      Cost of product and contract research revenues            696,455             427,562           1,908,764           1,216,896
      Cost of equipment revenue                                      --                  --             396,445                  --
      Research and development                                  428,442             140,341             906,534             298,639
      Selling, general and administrative                       536,881             255,747           1,650,861             726,496
                                                            -----------         -----------         -----------         -----------
           Total costs and expenses                           1,661,778             823,650           4,862,604           2,242,031

Operating loss                                                 (763,913)           (147,070)         (1,764,348)           (215,380)
Other income (expense)
     Interest income                                             65,963               4,158             201,983               9,474
     Interest expense                                           (17,839)            (17,102)            (60,110)            (45,330)
Other income                                                         --                  --                 444                  --
Equity loss in Epsilon Medical                                   (1,766)                 --              (5,844)                 --
                                                            -----------         -----------         -----------         -----------
Loss before benefit for income taxes                           (717,555)           (160,014)         (1,627,875)           (251,236)
Benefit for income taxes                                             --                  --                  --             (36,700)
                                                            -----------         -----------         -----------         -----------
     Net loss                                               $  (717,555)        $  (160,014)         (1,627,875)        $  (214,536)
                                                            ===========         ===========         ===========         ===========

     Net loss per share - basic                             $     (0.14)        $     (0.04)        $     (0.31)        $     (0.06)
                                                            ===========         ===========         ===========         ===========

     Net loss per share - diluted                           $     (0.14)        $     (0.04)        $     (0.31)        $     (0.06)
                                                            ===========         ===========         ===========         ===========

     Weighted average common shares outstanding used
     for basic earnings per share                             5,374,582           4,069,320           5,255,676           3,854,892
                                                            ===========         ===========         ===========         ===========

     Weighted average common shares outstanding used
     for diluted earnings per share                           5,374,582           4,069,320           5,255,676           3,854,892
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

                          IMPLANT SCIENCES CORPORATION
                    PART I. FINANCIAL INFORMATION (continued)
                    Item 1. Financial Statements (continued)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                               NINE MONTHS ENDED
                                                                                               -----------------
                                                                                         March 31,          March 31,
                                                                                           2000                1999
                                                                                        -----------         ---------
CASH FLOWS OPERATING ACTIVITIES:
        Net income (loss)                                                               $(1,627,875)        $(214,536)

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
        Depreciation and amortization                                                       182,917            89,058
         Amortization of deferred compensation                                               45,433
         Equity in loss of Epsilon Medical                                                    5,844
         Deferred income taxes                                                                   --                --
Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                         (476,255)         (124,611)
        (Increase) decrease in Inventories                                                  321,248           (89,742)
        (Increase) decrease in prepaid income taxes                                              --            70,496
        (Increase) decrease in prepaid expenses                                             (14,604)            2,457
        (Increase) decrease in other noncurrent assets                                      (29,717)         (562,319)
         Increase (decrease) in accounts payable                                            323,565            69,453
         Increase (decrease) in accrued expenses                                           (530,081)          334,861
                                                                                        -----------         ---------
           Net cash used in operating activities                                         (1,799,525)         (424,883)

CASH FLOWS USED IN INVESTING ACTIVITIES:
        Investment in Epsilon Medical                                                       (50,000)               --
        Purchase of property and equipment                                               (1,443,276)         (410,695)
        Capitalized patent costs                                                            (15,496)          (21,132)
                                                                                        -----------         ---------
              Net cash used in investing activities                                      (1,508,772)         (431,827)

CASH FLOW USED IN FINANCING ACTIVITIES:
        Proceeds from common stock                                                        3,723,518            11,672
        Proceeds from long-term debt                                                             --           548,015
        Repayments of long-term debt                                                       (173,058)          (19,129)
        Proceeds from revolving credit line                                                      --           105,000
        Repayments of revolving credit line                                                (155,000)               --
                                                                                        -----------         ---------
              Cash provided by financing activities                                       3,395,460           645,558

        Net increase (decrease) in cash                                                      87,163          (211,152)
        Cash at beginning of year                                                         6,152,536           311,189
                                                                                        -----------         ---------
        Cash at end of year                                                             $ 6,239,699         $ 100,037
                                                                                        ===========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid                                                                   $    19,392         $  45,330

        Income taxes paid                                                               $       625                --


              See notes to unaudited condensed financial statements

                          IMPLANT SCIENCES CORPORATION
                    PART I: FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

      (Information for the nine months ended March 31, 2000 is unaudited.)


1.    Description of Business

      Implant Sciences Corporation develops products for the medical device industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. The company has received Food and Drug Administration 510(k) clearance to market its I-Plant(TM) Iodine-125 radioactive seed for the treatment of prostate cancer. The company also has under development interventional cardiology devices, radioactive coronary stents and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty). In addition, the company modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry.

2.    Interim Financial Statements

      The financial information for the three months ended March 31, 1999 and 2000, and for the nine months ended March 31, 1999 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the nine months ended March 31, 1999 and 2000 are not necessarily indicative of results that may be expected for the entire year. This form 10-QSB should be read in conjunction with the audited financial statements, included in its form 10KSB as of and for the year ending June 30, 1999 filed with the Securities and Exchange Commission.

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

3.    Investment

      On October 6, 1999 the Company entered into an agreement to acquire 38% of the shares outstanding of Epsilon Medical, Inc. for $50,000. The Company has accounted for this investment under the equity method and included the investment in other assets. The carrying amount of the investment reflects the Company's share of all losses as of March 31, 2000.

4.    Accounts Receivable

      Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contact. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At March 31, 2000 unbilled accounts receivable represented approximately 29.7% of total accounts receivable.

5.    Credit Arrangements

      On December 22, 1999 the Company renegotiated its commercial banking arrangements. The Company increased its revolving line of credit from a $300,000 secured line of credit to a $750,000 unsecured line of credit and reduced the interest rate to prime from prime plus one percent. This line of credit is renewable annually. The Company also has available a $750,000 equipment purchase facility of which zero was outstanding at March 31, 2000. The Company also renegotiated its covenants. The covenants are measured annually consistent with the company's fiscal year end.

6.    Related Party Transactions

      In January 2000, the Company received notice of the award of a joint research grant. Funding is provided through a $100,000 Phase I grant by the National Heart, Lung & Blood Institute to CardioTech International and sub-grants to the Company and Stanford University. Michael Szycher, President and CEO of CardioTech International is a director of the Company.

      In March 2000, the Company entered into a $250,000 joint research agreement with CardioTech International to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. Dr. Michael Szycher, President and CEO of CardioTech International is a director of the Company.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2000 and 1999

      Revenues. Total revenues increased to approximately $898,000 in the three months ended March 31, 2000 from $677,000 in the three months ended March 31, 1999. This 32.7% increase was primarily attributable to a 15.8% increase in orthopedic medical revenues and a 305% increase in government contract and grant revenue. Less than 5% of all revenues were derived from foreign sources.

      The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, accounted for 44.1% and 9.3% respectively, of revenue for the three months ended March 31, 2000 and 56.2% and 6.5% in the three months ended March 31, 1999. The Company's government contract and grant revenue accounted for 26.3% and 8.6% of revenue for the three months ended March 31, 2000 and 1999, respectively.

      Cost of Product and Contract Research Revenues. Cost of product and contract research revenue increased to approximately $696,000 in the three months ended March 31, 2000 from approximately $428,000 for the three months ended March 31, 1999 and increased as a percent of revenues to 77.6% from 63.2%, respectively, in the same periods. This increase in cost is primarily attributable to the increase in government contract and grant spending, additional personnel and expenses to prepare for the commercialization of the I-Plant radioactive prostate seed, increased depreciation expense and expenses associated with implementing quality systems and preparing for ISO9001 and CE Mark certifications.

      Research and Development. Research and development expenses increased to approximately $428,000 in the three months ended March 31, 2000 from approximately $140,000 in the three months ended March 31, 1999, a 205.3% increase, due to continued product development on the I-Plant seed and new and on-going product development in both temporary and permanent brachytherapy products. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its new product development plans.

      Selling, General and Administrative. Selling, general and administrative expenses increased to approximately $537,000 in the three months ended March 31, 2000 from approximately $256,000 in the three months ended March 31,1999. The 109.9% increase in selling, general and administrative expenses is primarily attributable to increased personnel and benefit costs, depreciation expense and new investor relations and shareholder services expenses. The Company anticipates that in future periods its selling, general and administrative expenses will increase in total dollars expended as a result of its plans to commercialize new products.





Nine months ended March 31, 2000 and 1999

      Revenues. Total revenues increased to approximately $3,098,000 in the nine months ended March 31, 2000 from approximately $2,027,000 in the nine months ended March 31, 1999. This 52.9% increase was primarily attributable to a 276% increase in government contract and grant revenue as the company received several new phase I and phase II government contracts, a 100% increase in equipment revenue as the company built and shipped a customized piece of manufacturing equipment, an 8.1% increase in orthopedic medical revenues and an 11.4% increase in semiconductor revenues. Less than 15% of all revenues were derived from foreign sources.

      The Company's two major customers, the Howmedica/Osteonics Division of Stryker, Corporation and Biomet, Incorporated, accounted for 36.7% and 8.4%, respectively, of revenue in the nine months ended March 31, 2000 and 54.3% and 7.8% respectively, in the nine months ended March 31, 1999. The Company's government contract and grant revenue accounted for 26.7% and 10.8% of revenue for the nine months ended March 31, 2000 and 1999, respectively.

      Cost of Product and Contract Research Revenues. Cost of product and contract research revenues increased to approximately $1,909,000 in the nine months ended March 31, 2000 from approximately $1,217,000 for the nine months ended March 31, 1999 and increased as a percentage of revenues to 61.6% from 60% in the same periods. This increase in cost is primarily attributable to the increase in government contract and grant revenue which are generally low margin, additional personnel and expenses to prepare for product commercialization, increased depreciation expense and regulatory costs and expenses associated with implementing quality systems and preparing for ISO9001 and CE Mark certifications.

      Research and Development. Research and development expenses increased to approximately $907,000 in the nine months ending March 31, 2000 from approximately $299,000 in the nine months ended March 31, 1999, a 203.5% increase, due to current and future product development. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its new product development plans.

      Selling, General and Administrative. Selling, general and administrative expenses increased to approximately $1,651,000 from approximately $726,000 in the nine months ended

March 31, 2000. The 127.4% increase in selling, general and administrative expenses is primarily attributable to increased personnel and benefit costs, depreciation expense and new investor relations and shareholder services expenses. The Company anticipates that in future periods its selling, general and administrative expenses will increase in total dollars expended as a result of its plans to commercialize new products.

      Liquidity and Capital Resources. As of March 31, 2000 the Company had approximately $6,240,000 in cash in the form of cash and short-term investments. The Company also had a $750,000 revolving line of credit from a commercial bank at a rate of prime, of which the entire balance was available at March 31, 2000. This line of credit expires on December 22, 2000. The Company also has an equipment purchase facility with a commercial bank, under which approximately $632,000 was outstanding at March 31, 2000. The Company also has available a new $750,000 equipment purchase facility of which zero was outstanding at March 31, 2000. Under the provisions of its Loan Agreement, the Company is required to maintain compliance with two financial covenants, minimum levels of net worth and net loss limits. At June 30, 1999, under the former covenants, the Company's debt service coverage was less than the required amounts. The Company's bank waived its rights under the Loan Agreement with respect to compliance with these financial covenants at June 30, 1999. Covenants are measured annually consistent with the Company's fiscal year end.

      During the nine months ending March 31, 2000, operating activities used cash of approximately $1,800,000 due principally to the payment of operating expenses and offering costs, a decrease in accrued expenses and an increase in accounts receivable

      During the nine months ending March 31, 2000, investing activities used cash of approximately $1,509,000. Net cash used by investing activities included $1,443,000 in purchases of property and equipment, a $50,000 equity investment in Epsilon Medical, a joint venture and $15,000 of patent fees. The Company intends to make significant investments over the next several years to support the development and commercialization of its new products and the expansion of its manufacturing equipment and capabilities.

      During the nine months ended March 31, 2000, financing activities provided approximately $3,395,000 in cash. Net cash provided by financing activities primarily includes proceeds from the exercise of the underwriters over-allotment option of 138,000 units, the sale of 500,000 shares of restricted common stock to MEDTEC, Iowa, Inc. offset by payments on the Company's line of credit and equipment and term loans. The Company plans to further increase its expenditures to complete development and commercialize its new products, to increase its manufacturing capacity, to ensure compliance with the FDA's Quality System Regulations and to broaden its sales and marketing capabilities.

                          IMPLANT SCIENCES CORPORATION

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

      Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

      On March 2, 2000 the Company sold and issued 500,000 shares of common stock to MedTec Iowa, Inc. for $3.0m. This transaction was exempt from registration pursuant to Schedule 4(2) of the Securities Act of 1933, as amended. The proceeds are to be used to advance the development of additional applications for the Company's brachytherapy technology for cancer treatment and intravascular radiation.

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

      (b) The registrant has filed no reports on Form 8-K during the quarter ended March 31, 2000.


                                 EXHIBIT INDEX

              The following are to be filed as part of this report

Exhibit
   No.                              Description
   ---                              -----------
[S]         [C]
     *3.2    By-Laws of the Company
     *3.3    Articles of Amendment to the Articles of Organization of the
             Company, dated June 9, 1999
     *3.4    Restated Articles of Organization of the Company, dated June
             9, 1999
    **4.1    Specimen certificate for the Common Stock of the Company
    **4.2    Specimen certificate for the Redeemable Warrants of the
             Company
   ***4.3    Specimen certificate for the Units of the Company
   **10.1    Employment Agreement with Anthony J. Armini, dated September
             26, 1998
   **10.2    Employment Agreement with Stephen N. Bunker, dated September
             26, 1998
    *10.3    Employment Offer Letter to Darlene Deptula-Hicks, dated June
             15, 1998
    *10.4    Employment Offer Letter to Alan Lucas, dated March 20, 1998
    *10.5    Amendment to Employment Offer Letter to Alan Lucas, dated
             September 24, 1998
    *10.6    Form of Employee Agreement on Ideas, Inventions, and
             Confidential Information used between 1993 and 1995
    *10.7    Form of Employee Agreement on Ideas, Inventions, and
             Confidential Information used in 1993
    *10.8    Form of Employee Agreement on Ideas, Inventions, and
             Confidential Information used between 1997 and 1998
    *10.9    Loan Agreement between the Company and US Trust, dated May
             1, 1996
    *10.10   $100,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
    *10.11   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
    *10.12   Guaranty of Loan Agreement between the Company and US Trust, by Anthony J. Armini, dated May 1, 1996
    *10.13   Security Agreement between the Company and US Trust, dated
             May 1, 1996
    *10.14   Lessor's Subordination and Consent between the Company and
             Teacher's Insurance and Annuity Association of America,
             dated May 1, 1996
    *10.15   First Amendment to Loan Agreement between the Company and US
             Trust, dated July 24, 1997
    *10.16   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated July 24, 1997
    *10.17   $94,444.40 Commercial Promissory Note signed by the Company in favor of US Trust, dated August 12, 1997
    *10.18   Second Amendment to Loan Agreement between the Company and
             US Trust, dated January 16, 1998
    *10.19   $750,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated January 16, 1998
    *10.20   Promissory Note signed by Anthony J. Armini in favor of the
             Company, dated September 26, 1998
    *10.21   Shareholders Agreement between NAR Holding Corporation and
             Anthony J. Armini, dated July 15, 1987
    *10.22   Lease between the Company and Teachers Insurance and Annuity
             Association of America, dated September 29, 1995
    *10.23   First Amendment to Lease and Expansion Agreement between the
             Company and Teachers Insurance and Annuity Association of
             America, dated July 29, 1998
    *10.24   Standard Cooperative Research and Development Agreement
             between the Company and the Naval Research Laboratory, dated
             January 21, 1997+
    *10.25   Cooperative Agreement between the Company and the United
             States of America U.S. Army Tank-Automotive and Armaments
             Command Armamanet Research, Development and Engineering
             Center, dated September 30, 1997+
    *10.26   Vendor Agreement Memorandum between the Company and
             Osteonics, dated February 2, 1998+
    *10.27   Sample Purchase Order between the Company and MicroSpring
             Company, Inc., dated October 24, 1996+
    *10.28   Asset Purchase Agreement between the Company and Falex
             Corporation, dated November 17, 1995+
    *10.29   Settlement between the Company and Erik Akhund, dated July
             1, 1998
    *10.30   1992 Stock Option Plan
    *10.31   Form of Stock Option Agreement under the 1992 Stock Option
             Plan
    *10.32   1998 Incentive and Nonqualified Stock Option Plan
   **10.33   Form of Incentive Stock Option under the 1998 Incentive and
             Nonqualified Stock Option Plan
   **10.34   Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
   **10.35   Form of Nonqualified Stock Option for Non-Employee Directors
             under the 1998 Incentive and Nonqualified Stock Option Plan
    *10.36   Form of Lock-Up Agreement
   **10.37   Agreement Appointing Transfer Agent and Registrar between
             the Company and American Securities Transfer & Trust, Inc.,
             dated October 19, 1998
   **10.38   Certification of Corporate Secretary dated October 19, 1998 concerning Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer &
             Trust, Inc.
   **10.39   Research and Development Agreement between the Company and
             Guidant Corporation, dated May 20, 1998+
   **10.40   Letter Agreement between the Company and Guidant
             Corporation, dated September 29, 1998+
  ***10.41   Form of Medical Advisory Board Agreement
  ***10.42   Form of Loan Agreement, dated January 7, 1999, between the
             Company and the following employees in the following
             amounts: Donald J. Dench ($12,500), Diane J. Ryan ($12,500),
             Mark and Kathleen Gadarowski ($12,500), Gregory Huntington,
             Sr. ($12,500), Leonard DeMild ($25,000), Michael Nelson
             ($12,500), Richard Sahagian ($12,500), Darryl Huntington
             ($12,500), Dennis Gadarowski ($12,500) and David Santos
             ($12,500)
  ***10.43   Terms and Conditions from Sample Purchase Order between the
             Company and Biomet, Incorporated
 ****10.44   Unit and Warrant Agreement between the Company and American
             Securities Transfer & Trust, Inc., dated April 9, 1999
    *10.45   Agreement between the Company and U.S. Army Space and
             Missile Defense Command, dated May 27, 1999
*****10.46   Second Amendment to Lease and Extension Agreement
*****10.47   Sublease Agreement
*****10.48   Consent to Sublease Agreement
     10.52   Distributorship agreement, dated January 26, 2000, by and between
             Implant Sciences Corporation and Medtec Iowa, Inc. Portions of this exhibit have been omitted pursuant to a request for confidential treatment +
     10.53   Stock Purchase Agreement, dated March 2, 2000, by and between
             Implant Sciences Corporation and Medtec Iowa, Inc.
     10.54   Research and Development Agreement, dated March 13, 2000, by and between Implant Sciences Corporation and Cardiotech International
    *21.1    Subsidiaries of the Company
    *23.2    Consent of Foley, Hoag & Eliot LLP
    *24.1    Power of Attorney
     27.1    Financial Data Schedule
     27.2    Financial Data Schedule - March 31, 2000

-------------------------
    * Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998.

   ** Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998.

  *** Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999.

 **** Previously filed in Amendment No. 3 to the Registration Statement, filed on April 30, 1999.

***** Previously filed in Form 10QSB for quarter ending December 31, 1999, filed on February 14, 2000.

    + Filed under application for confidential treatment.

                          IMPLANT SCIENCES CORPORATION




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Implant Sciences Corporation

Date: May 15, 2000              /s/ Anthony J. Armini
                                ------------------------------
                                Anthony J. Armini
                                President and CEO

Date: May 15, 2000              /s/ Darlene M. Deptula-Hicks
                                ------------------------------
                                Darlene M. Deptula-Hicks
                                Vice President and Chief Financial
                                Officer (Principal Financial and
                                Accounting Officer)

Date: May 15, 2000              /s/ Stephen N. Bunker
                                ------------------------------
                                Stephen N. Bunker
                                Vice President and Chief Scientist,
                                Director

Date: May 15, 2000              /s/ Robert E. Hoisington
                                ------------------------------
                                Robert E. Hoisington
                                Director


Date: May 15, 2000              /s/ Shunkuchi Shimizu
                                ------------------------------
                                Shunkuchi Shimizu
                                Director


Date: May 15, 2000              /s/ Michael Szycher
                                ------------------------------
                                Michael Szycher
                                Director

                                  EXHIBIT INDEX

      The following exhibits are filed as part of this report.

Exhibit
   No.                              Description
   ---                              -----------
     *3.2    By-Laws of the Company
     *3.3    Articles of Amendment to the Articles of Organization of the
             Company, dated June 9, 1999
     *3.4    Restated Articles of Organization of the Company, dated June
             9, 1999
    **4.1    Specimen certificate for the Common Stock of the Company
    **4.2    Specimen certificate for the Redeemable Warrants of the
             Company
   ***4.3    Specimen certificate for the Units of the Company
   **10.1    Employment Agreement with Anthony J. Armini, dated September
             26, 1998
   **10.2    Employment Agreement with Stephen N. Bunker, dated September
             26, 1998
    *10.3    Employment Offer Letter to Darlene Deptula-Hicks, dated June
             15, 1998
    *10.4    Employment Offer Letter to Alan Lucas, dated March 20, 1998
    *10.5    Amendment to Employment Offer Letter to Alan Lucas, dated
             September 24, 1998
    *10.6    Form of Employee Agreement on Ideas, Inventions, and
             Confidential Information used between 1993 and 1995
    *10.7    Form of Employee Agreement on Ideas, Inventions, and
             Confidential Information used in 1993
    *10.8    Form of Employee Agreement on Ideas, Inventions, and
             Confidential Information used between 1997 and 1998
    *10.9    Loan Agreement between the Company and US Trust, dated May
             1, 1996
    *10.10   $100,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
    *10.11   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
    *10.12   Guaranty of Loan Agreement between the Company and US Trust, by Anthony J. Armini, dated May 1, 1996
    *10.13   Security Agreement between the Company and US Trust, dated
             May 1, 1996
    *10.14   Lessor's Subordination and Consent between the Company and
             Teacher's Insurance and Annuity Association of America,
             dated May 1, 1996
    *10.15   First Amendment to Loan Agreement between the Company and US
             Trust, dated July 24, 1997
    *10.16   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated July 24, 1997
    *10.17   $94,444.40 Commercial Promissory Note signed by the Company in favor of US Trust, dated August 12, 1997
    *10.18   Second Amendment to Loan Agreement between the Company and
             US Trust, dated January 16, 1998
    *10.19   $750,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated January 16, 1998
    *10.20   Promissory Note signed by Anthony J. Armini in favor of the
             Company, dated September 26, 1998
    *10.21   Shareholders Agreement between NAR Holding Corporation and
             Anthony J. Armini, dated July 15, 1987
    *10.22   Lease between the Company and Teachers Insurance and Annuity
             Association of America, dated September 29, 1995
    *10.23   First Amendment to Lease and Expansion Agreement between the
             Company and Teachers Insurance and Annuity Association of
             America, dated July 29, 1998
    *10.24   Standard Cooperative Research and Development Agreement
             between the Company and the Naval Research Laboratory, dated
             January 21, 1997+
    *10.25   Cooperative Agreement between the Company and the United
             States of America U.S. Army Tank-Automotive and Armaments
             Command Armamanet Research, Development and Engineering
             Center, dated September 30, 1997+
    *10.26   Vendor Agreement Memorandum between the Company and
             Osteonics, dated February 2, 1998+
    *10.27   Sample Purchase Order between the Company and MicroSpring
             Company, Inc., dated October 24, 1996+
    *10.28   Asset Purchase Agreement between the Company and Falex
             Corporation, dated November 17, 1995+
    *10.29   Settlement between the Company and Erik Akhund, dated July
             1, 1998
    *10.30   1992 Stock Option Plan
    *10.31   Form of Stock Option Agreement under the 1992 Stock Option
             Plan
    *10.32   1998 Incentive and Nonqualified Stock Option Plan
   **10.33   Form of Incentive Stock Option under the 1998 Incentive and
             Nonqualified Stock Option Plan
   **10.34   Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
   **10.35   Form of Nonqualified Stock Option for Non-Employee Directors
             under the 1998 Incentive and Nonqualified Stock Option Plan
    *10.36   Form of Lock-Up Agreement
   **10.37   Agreement Appointing Transfer Agent and Registrar between
             the Company and American Securities Transfer & Trust, Inc.,
             dated October 19, 1998
   **10.38   Certification of Corporate Secretary dated October 19, 1998 concerning Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer &
             Trust, Inc.
   **10.39   Research and Development Agreement between the Company and
             Guidant Corporation, dated May 20, 1998+
   **10.40   Letter Agreement between the Company and Guidant
             Corporation, dated September 29, 1998+
  ***10.41   Form of Medical Advisory Board Agreement
  ***10.42   Form of Loan Agreement, dated January 7, 1999, between the
             Company and the following employees in the following
             amounts: Donald J. Dench ($12,500), Diane J. Ryan ($12,500),
             Mark and Kathleen Gadarowski ($12,500), Gregory Huntington,
             Sr. ($12,500), Leonard DeMild ($25,000), Michael Nelson
             ($12,500), Richard Sahagian ($12,500), Darryl Huntington
             ($12,500), Dennis Gadarowski ($12,500) and David Santos
             ($12,500)
  ***10.43   Terms and Conditions from Sample Purchase Order between the
             Company and Biomet, Incorporated
 ****10.44   Unit and Warrant Agreement between the Company and American
             Securities Transfer & Trust, Inc., dated April 9, 1999
    *10.45   Agreement between the Company and U.S. Army Space and
             Missile Defense Command, dated May 27, 1999
*****10.46   Second Amendment to Lease and Extension Agreement
*****10.47   Sublease Agreement
*****10.48   Consent to Sublease Agreement
     10.52   Distributorship agreement, dated January 26, 2000, by and between
             Implant Sciences Corporation and Medtec Iowa, Inc. Portions of this exhibit have been omitted pursuant to a request for confidential treatment +
     10.53   Stock Purchase Agreement, dated March 2, 2000, by and between
             Implant Sciences Corporation and Medtec Iowa, Inc.
     10.54   Research and Development Agreement, dated March 13, 2000, by and between Implant Sciences Corporation and Cardiotech International
    *21.1    Subsidiaries of the Company
    *23.2    Consent of Foley, Hoag & Eliot LLP
    *24.1    Power of Attorney
     27.1    Financial Data Schedule
     27.2    Financial Data Schedule - March 31, 2000

-------------------------
    * Previously filed in the Registration Statement on Form SB-2 (Registration
      No. 333-64499) filed on September 29, 1998.

   ** Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998.

  *** Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999.

 **** Previously filed in Amendment No. 3 to the Registration Statement, filed on April 30, 1999.

***** Previously filed in Form 10QSB for quarter ending December 31, 1999, filed on February 14, 2000.

    + Filed under application for confidential treatment.

                                       13