Form 10KSB40
period 2000-06-30
IMPLANT SCIENCES CORP
filed 2000-09-19
CIK 1068874

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

                   FOR THE FISCAL YEAR ENDING JUNE 30, 2000.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER 000-25839

                          IMPLANT SCIENCES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                    04-2837126
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
     107 AUDUBON ROAD, #5, WAKEFIELD, MA                           01880
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                  781-246-0700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         COMMON STOCK, $.10 PAR VALUE          AMERICAN STOCK EXCHANGE, BOSTON STOCK EXCHANGE
                   WARRANTS                    AMERICAN STOCK EXCHANGE, BOSTON STOCK EXCHANGE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $3,973,059

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $57,794,330 as of June 30, 2000 (based on the closing price for such stock as of June 30, 2000).

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                    CLASS                               OUTSTANDING AT JUNE 30, 2000
                    -----                               ----------------------------
         Common Stock, $.10 par value                            5,708,082

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or before October 28, 2000, are incorporated by reference into Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB.

                      This document consists of 42 pages.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  OUR BUSINESS

     In addition to historical information, this Annual Report on Form 10-KSB contains forward looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business", "Risk Factors", and "Managements Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date thereof. The Company undertakes no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in the Annual Report and in other documents that the Company files from time to time with the Securities and Exchange Commission.

     Implant Sciences Corporation (the "Company"), incorporated in August 1984 has, over the past sixteen years, developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical radiation therapeutic devices. We are applying this technology to manufacture radioactive prostate seeds using a dry fabrication process which we believe will be more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry. Our I-Plant seeds will be made radioactive in a nuclear reactor prior to shipment to customers. We believe that the opportunities for radioactive prostate seeds will continue to grow as an attractive alternative to other methods of treatment. On May 26, 1999, we received notification of pre-market clearance for our Iodine-125 seed from the Food and Drug Administration ("FDA"), and on February 2, 2000 we signed a distribution agreement with MED-TEC Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. In the interventional cardiology field, we are developing internally, as well as with the support of Phase I and Phase II government grants, temporary coronary brachytherapy devices and radioactive coronary stents for the prevention of restenosis (reclosure of the artery) after balloon angioplasty. We believe these implants, radioactive seeds used for the treatment of prostate cancer, temporary coronary brachytherapy devices and radioactive coronary stents used for the prevention of restenosis (reclosure of the artery) after balloon angioplasty, will have a significant competitive advantage over currently existing devices.

     We are currently developing our proprietary thin film coating technology in order to apply it to radiopaque (visible by x-ray) coatings on stents, guidewires, catheters and other devices used in interventional cardiology procedures. In addition, we are applying our ion implantation technologies to modify surfaces to reduce polyethylene wear generation in orthopedic joint implants, manufactured by the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated. We also supply ion implantation services to numerous semiconductor manufacturers, research laboratories and universities. We currently have sixteen issued United States patents and eight United States patents pending covering our technologies and processes. We also have four international patent applications pending.

     Although there are a wide range of commercial applications for our proprietary technologies, we have chosen to focus on the medical device industry. Within the medical device industry, we are concentrating on the prostate cancer, interventional cardiology and orthopedic segments.

TECHNOLOGIES

     General. We use two core technologies, ion implantation and thin film coatings, to provide enhanced surfaces to various medical implants and semiconductor products. With respect to each core technology, we have developed proprietary processes and equipment for the purpose of improving or altering the surfaces of medical implants and semiconductor wafers.

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

     Ion Implantation. Ion implantation is a process by which ions (electrically charged atoms) are accelerated to high velocity in a vacuum and directed toward a substrate or target material. The atoms become embedded just below the surface of the material producing an alloy composed of the atoms and the substrate material in the near-surface region of the target material. This surface alloy may have new mechanical, electrical, chemical, optical and other properties. We believe our proprietary technology, including high current ion sources and specialized component holding fixtures, provides higher ion implant doses and higher beam power and yields superior surface characteristics at lower cost than commercially available equipment.

     Ion implantation can be used to embed single isotopes of radioactive or non-radioactive elements into components. We are using our proprietary equipment to manufacture radioactive seed implants for the treatment of prostate cancer and other carcinomas which can be manufactured without expensive cyclotrons or linear accelerators and without hazardous radioactive wet chemistry, the methods currently employed by existing suppliers. We have sixteen patents issued and eight patents pending on our processes. We also believe we can cost-effectively implant ions of therapeutic radioisotopes including phosphorous-32, palladium-103 or ytterbium-90 into a device such as a coronary stent used to reduce restenosis following balloon angioplasty.

     Thin Film Coating. A thin film coating is grown upon a substrate in a vacuum by the gradual deposition of atoms on the substrate. Our proprietary unbalanced magnetron sputtering process results in coatings that are extremely dense and free of voids, yielding good contrast and sharp edges under x-ray or fluoroscopic examination. These coatings usually consist of gold or platinum for radiopaque applications. Our proprietary manufacturing process allows for efficient utilization of precious metals and for cost effective recovery and recycling of these precious metals. We are also developing processes to coat stents, guidewires and catheters used in interventional cardiology procedures with substances, usually gold or platinum, that allow those stents, guidewires and catheters to be visible under x-ray observation during a procedure. We believe other techniques for applying thin film coatings are less desirable for medical device applications because of their inability to apply a dense coating, while continuing to be flexible and adhering to the substrate.

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

     Prostate Seeds. We have developed, and been granted two United States patents covering radioactive seeds, implants and methods of manufacturing radioactive seed implants by a proprietary process. On May 26, 1999, we received notification of pre-market clearance from the Food and Drug Administration for our iodine-125 seed and have recently begun manufacturing seeds for commercial distribution. These seeds are used primarily in the treatment of prostate cancer. A twelve-year study conducted by the Northwest Hospital, Seattle, Washington (the "Northwest Hospital Study") shows that this treatment has a twelve-year disease-free survival rate equal to surgical removal of the prostate and may be superior to other early stage treatments, with a substantial reduction in the negative side effects, impotence and incontinence, frequently associated with surgery and external beam radiation treatment. The National Cancer Institute and American Cancer Society have reported that sexual potency after implantation of radioactive seeds has been 86% to 92%, which compares with rates of 10% to 40% for radical prostectomies and 40% to 60% for external beam radiation therapy. Our production method, involving a proprietary dry fabrication process, does not use radioactive wet chemistry. On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission ("NRC") requirement administered by the Commonwealth of Massachusetts as a NRC Agreement State. On February 2, 2000 we signed a distribution agreement with MED-TEC, Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed.

     Manufacturing. Management believes that the Company's manufacturing process will result in lower capital equipment and manufacturing assembly costs and will be less hazardous than the manufacturing processes used by our competitors. Other radioactive prostate seed manufacturers use radioactive wet chemistry during seed assembly for iodine-125 products. These technologies require much higher capital equipment costs than the Company's technologies. The Company's dry process, for which it has patents issued and pending, uses a dry fabrication process, and we believe it requires fewer personnel and yields faster throughput. Following seed assembly we send our seeds to a nuclear reactor for activation. Using this dry fabrication process, seeds can be fabricated and inventoried in large quantities and activated only when ordered. Due to the short half-life of iodine-125 (60 days), the competition must assemble and ship seeds on a tight schedule so they can be implanted into the patient at the appropriate strength.

     Sales. We intend to manufacture and sell our radioactive prostate seeds to distributors of medical products, major medical centers, purchasing groups and hospitals. On February 2, 2000 we signed a distribution agreement with MED-TEC, Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. We have begun manufacturing in preparation of upcoming commercial sales.

  Interventional Cardiology Devices

     General. In cooperation with certain device manufacturers and with the support of government research contracts and grants, we are in the process of developing a number of devices to be used in interventional cardiology procedures. Among these devices are temporary coronary brachytherapy systems and radioactive coronary stents that are used to reduce restenosis following balloon angioplasty and stents, guidewires and catheters containing radiopaque markers. Coronary stents are made of metals which are not radiopaque and in many cases must be coated with dense precious metals for increased visibility that is critical to their guiding, positioning, manipulation and placement.

  Temporary Coronary Brachytherapy Systems

     With the support of a government research grant we have begun an initiative on a catheter-based brachytherapy system device for the prevention of restenosis, reclosure of the artery, following balloon angioplasty. The catheter is being designed to deliver localized radiation to the patient's artery, using iodine-125, a soft gamma ray emitter mounted on the tip of a delivery catheter. Using our patented core technology for the I-Plant seed we are developing a proprietary process to produce radioactive sources of sufficient strength to be used in the vascular system. We expect that the use of this soft gamma ray isotope within the catheterization laboratory will allow the physician and staff to remain at the patients side during the treatment, which is currently not an option with other gamma ray emitters. We anticipate that this soft gamma ray should also make the procedure more acceptable to the interventional cardiologist, compared to other systems currently in clinical development.

     Radioactive Stents. We have five issued patents and have applied for four additional United States patents and have pending one international patent application for, new methods of implanting radioactivity onto coronary stents that we believe will reduce the incidence of restenosis. We have developed a proprietary technique for the ion implantation of both pure beta and pure x-ray emitters into stents, which management believes has significant advantages over other methods. These radioisotopes produce short-range radiation that only affect the targeted tissues, rather than the entire body or region.

     In fiscal 1998, we were awarded a grant from the National Institutes of Health ("NIH") for the first phase of a possible two-phase program to further develop radioactive stents on a commercial basis. In September 1999 we were notified by the NIH that we were awarded a $750,000 phase two grant, based on our successful phase I grant, to further develop our radioactive stents.

     Radiopaque Coatings. We have developed proprietary methods for applying radiopaque coatings onto a variety of medical devices manufactured by our customers in order to increase the visibility of such devices during interventional cardiology and other catheter-based procedures. These biocompatible coatings are deposited using a proprietary unbalanced magnetron sputtered coating process. The resulting coating is extremely dense and free of voids yielding good contrast and sharp edges under x-ray or fluoroscopic examination. We use this process to coat stents, guidewires and catheters. For a fractional increase in the manufacturing cost of a stent, the Company believes its coatings can provide significant added value and enhanced performance. The Company's thin film coatings are being evaluated by certain customers for stents, guidewires and catheters.

     Manufacturing. For manufacture of radioactive stents, we use a proprietary ion implanter that has been optimized for this application. We also have developed a proprietary ion source which uses a relatively non-toxic form of phosphorous as the radioactive phosphorous-32 source material. We believe our proprietary equipment can be used for commercial production with the safety and quality control required by the FDA. For manufacture of our radiopaque coatings, we have developed a proprietary gold coating process and have built equipment that uses unbalanced magnetron sputtering which provides adherent coatings on implants with complex shapes (such as stents) and which allows for efficient recovery of precious metals not consumed in the process.

  Orthopedic Total Joint Replacements

     General. We provide surface engineering technology to manufacturers of orthopedic hip and knee total joint replacements. The majority of existing hip and knee joint replacements are made of a cobalt chromium ("CoCr") femoral component that articulates against a polyethylene component. While offering excellent biocompatibility and superior wear resistance over prior alloys and designs and potentially longer average life than prior alloys, CoCr devices still suffer from particle generation where the metal and polyethylene components articulate against each other. This particle generation has been identified as a primary cause of implant loosening due to osteolysis requiring repeat surgery.

     Orthopedics. We implant CoCr components of total joint replacements manufactured by our customers with nitrogen ions. Nitrogen ion implantation of these components reduces polyethylene wear by modifying the native oxide present in CoCr alloys. Laboratory tests and clinical studies have shown that nitrogen ion-implanted CoCr components offer superior performance over untreated components, significantly reducing wear and slowing the incidence of osteolysis which ultimately leads to revision surgery.

     Manufacturing. We believe we now operate one of the highest beam-current ion implanters used in the medical field. This equipment has higher through-put and lower cost than equipment with a lower beam-current. For the Company's new second generation orthopedic coating this equipment can provide a ceramic coating with superior characteristics due to its patented "blended interface" process.

     Sales. We currently implant CoCr components of total joint replacements made by our customers with nitrogen ions and are developing ceramic ion implantation techniques for total joint replacements. We receive untreated CoCr total joint replacements from our customers and implant them at our facility. We then invoice and ship the implanted total joint replacements to our customers.

     Markets. Osteoarthritis is a natural result of the aging process and is the predominant cause of the need for joint replacement. We believe that longer life expectancy as well as the growth in the number of people over age 50 will cause the demand for total joint replacement to increase. According to the American Academy of Orthopedic Surgeons, the hip and knee total joint replacement market was estimated to be 500,000 units in 1995 in the United States. The Company treats approximately 55,000 units each year using its ion implantation process for the Howmedica/Osteonics Division of Stryker Corporation and Biomet,

Incorporated. Our research has shown that our ceramic coatings can decrease wear debris generation by two-thirds, which we believe will reduce osteolysis and thereby reduce the need for revision surgery.

  Semiconductor Ion Implantation

     We supply ion implantation services to numerous semiconductor manufacturers, research laboratories, and research universities. Ion implantation of electronic dopants into silicon, the process by which silicon is turned into a semiconductor, is an integral part of the integrated circuit fabrication process. While many of our customers have their own ion implantation equipment, they often use our services and specialized expertise for research and new product development because they do not want to interfere with production or because they are unable to perform the services themselves.

     To serve this market, we offer the ion implantation of over 60 of the 92 natural elements for our customers' research programs. We offer all of the necessary dopants for silicon as well as for new materials such as gallium arsenide, silicon carbide, indium phosphide and other advanced compound semiconductors. We also perform high dose ion-implantation of silicon and germanium to improve the crystallinity and to modify the semiconductor properties of these materials.

MARKETING AND SALES

     Our marketing and sales methods vary according to the characteristics of each of our main business areas. Foreign sales have comprised less than ten percent of our total revenues. Sales and marketing to the medical device and semiconductor markets are directed by the Company's Vice President of Marketing and Sales who is assisted by product managers or sales representatives in each area. U.S. sales of the I-Plant iodine-125 radioactive seed is done through our distribution partner MED-TEC Inc. and sales in the other medical device and semiconductor areas are handled by three full time salespeople or product managers. The solicitation and proposal process for research and development contracts and grants are conducted by the Company's President, its Chief Scientist, and its scientific staff.

  Medical Sales and Marketing

     We have recently partnered with MED-TEC, Inc. to market and sell our radioactive prostate seeds within the United States. We plan to partner with another organization for sales and marketing in Europe. We plan to market our implantation of radioactivity onto coronary stents directly to stent manufacturers who will in turn sell the stents to hospitals.

     In the business of ion implantation for total joint replacements, we concentrate on identifying and serving leading manufacturers. Where possible, we attempt to become the sole provider of devices or surface engineering services to each such manufacturer. Our marketing and sales efforts require considerable direct contact and typically involve a process of customer education in the merits of our technology. We accomplish this by first researching customer needs, delivering scientific papers at orthopedic and biomaterial conferences, and through presentations at customer sites. Our internal research and government research grants are an integral part of the marketing process. Our patent portfolio is also very important in this process.

     To promote sales of our radiopaque coatings, we attend trade shows and use press releases. Once a customer's interest is established, the sales process proceeds with an initial demonstration project funded by the customer. A set of developmental runs are then performed to determine project feasibility and to roughly optimize a parameter set for deposition. After testing of samples generated and considering cost estimates for production quantities, the customer may authorize us to proceed to pilot production.

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

  Semiconductor Sales and Marketing

     Since semiconductor ion implantation is a standard process in all integrated circuit fabrication, customers usually know what they want and little education is necessary. Our services are promoted and sold through trade shows, advertising in trade magazines, direct mailings and press releases. Most sales are between $600 and $2,500 per order, take less than one day to complete, and the entire sales effort is often conducted by telephone. Most of our sales in this area are for outsourced customer-specified ion implantation services which the customer's own ion implantation department is unable or unwilling to perform.

  Government Contracts

     Research and development contracts from the U.S. government must be won through a competitive proposal process which undergoes peer review. We are in frequent contact with the National Institutes of Health, the Department of Defense, the Department of Energy and other agencies at technical conferences to stay informed of the government's needs. We believe our management and senior scientific staff have earned a strong reputation with these and other agencies. To date we have been awarded research and development contracts by the National Institute of Health, the Department of Defense, the National Science Foundation, and the National Aeronautics and Space Administration ("NASA").

RESEARCH AND DEVELOPMENT

     Our technical staff of consists of eleven scientists and engineers including six with Ph.D. degrees, and five with Bachelor Degrees or with expertise in physical sciences and engineering. All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories. Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research ("SBIR") program. We have obtained over $5,500,000 in U.S. government grants and contracts over the past 10 years.

PATENTS AND PROPRIETARY TECHNOLOGY

     It is our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications. We currently have sixteen issued United States patents and eight United States patent applications pending. We also have four international patent applications pending.

     We have exclusive rights inter-alia under patents covering the following technologies: (i) methods of rendering coronary stents radioactive, (ii) a radioactive, radiopaque stent device, (iii) methods of growing ceramic coatings on orthopedic implants, (iv) methods of generating ion beams and (v) an iodine-125 radioactive prostate seed. In addition, we also have patents pending on (i) a palladium-103 radioactive prostate seed and (ii) various types of radioactive stents.

     We are aware of a U.S. patent of a third party having broad claims covering radioactive stents and methods of using radioactive stents for the treatment of restenosis. We have not sought a formal opinion of counsel regarding the validity of this patent or whether our processes infringe this patent. We plan to implant radioactivity onto coronary stents manufactured by the patent holder, its licensees or others. If our plans to implant radioactivity onto the patent holder's stents do not succeed and/or if we implant radioactivity onto stents that are not manufactured by the patent holder or its licensees there can be no assurance that the holder of this patent will not seek to enforce the patent against us or the manufacturer of the stents, or that we would prevail in any such enforcement action.

     We intend to seek further patents on our technologies, if appropriate. However, there can be no assurance that patents will issue for any of our pending or future applications or that any claim allowed from such applications will be of sufficient scope or strength, or be issued in all countries where we sell our products and services, to provide meaningful protection or any commercial advantage to us.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     Although our core business itself is not directly regulated by the FDA, the medical devices incorporating our technologies, such as radioactive prostate seeds and interventional cardiology devices, are subject to FDA regulation. The burden of securing FDA clearance or approval for these core business medical devices rests with the Company's medical device manufacturers or licensees. The Company's radioactive iodine-125 seed is subject to the FDA's 510(k) notification of pre-market clearance which the Company received on May 26, 1999. We have begun manufacturing of our iodine-125 radioactive seed and expect to begin selling these seeds next quarter.

     Supplemental or full pre-market approval ("PMA") reviews require a significantly longer period. A PMA will be required for our interventional cardiology devices. Thus, significantly more time will be required to commercialize applications subjected to PMA review. We believe our interventional cardiology devices will not be available for commercial sale before 2003. Furthermore, sales of medical devices outside the U.S. are subject to international regulatory requirements that vary from country to country. The time required to obtain clearance or approval for sale internationally may be longer or shorter than that required for FDA approval.

     In addition to FDA regulation, certain of our activities are regulated by, and require approvals from, other federal and state agencies. For example, aspects of our operations require the approval of the Massachusetts Department of Public Health and registration with the Department of Labor and Industries. On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission ("NRC") requirement administered by the Commonwealth of Massachusetts as a NRC Agreement State. Furthermore, the Company's use, management, transportation, and disposal of certain chemicals and wastes are subject to regulation by several federal and state agencies depending on the nature of the chemical or waste material. Certain toxic chemicals and products containing toxic chemicals may require special reporting to the United States Environmental Protection Agency and/or its state counterparts. We not aware of any specific environmental liabilities that we could incur. Our future operations may require additional approvals from federal and/or state environmental agencies.

COMPETITION

     In radioactive products, such as prostate seed implants, temporary radioactive brachytherapy devices and radioactive coronary stents, we expect to compete with Nycomed Amersham plc, Theragenics Corp., North American Scientific, Inc., International Isotopes Inc., Uromed Corporation, UroCor, Inc, Novoste Corporation and Radiance Medical Systems, Inc. Of these, Nycomed Amersham plc, Theragenics Corp. and North American Scientific, Inc. serve substantially the entire radioactive prostate seed market and International Isotopes Inc., Uromed Corporation and UroCor. Inc. have announced their plans to or have recently entered the seed market. In addition, our proposed temporary radioactive brachytherapy devices and radioactive coronary stents will compete with alternative technologies such as Novoste Corporation's Beta-Cath system, Johnson and Johnson and Radiance Medical Systems, Inc.'s radioactive tipped guidewires and radioactive filled balloons. The number and types of procedures being performed on the prostate are increasingly drawing new entrants into the market. We believe that competition, and, in turn, pricing pressures, may increase. Many of our competitors have substantially greater financial, technical and marketing resources than we do.

     Many medical device manufacturers have developed or are engaged in efforts to develop internal surface modification technologies for use on their own products. Most companies that market surface modification to the outside marketplace are divisions of organizations with businesses in addition to surface modification. Overall, we believe the worldwide market for surface modification technologies applicable to medical devices is very fragmented with no competitor having more than a 10% market share. Many of our existing and potential competitors (including medical device manufacturers pursuing coating solutions through their own research and development efforts) have substantially greater financial, technical and marketing resources than we do.

     With respect to ion implantation of orthopedic implants, we primarily compete with Spire Corporation. Competition within the orthopedic implant industry is primarily conducted on the basis of service and product design. Price competition has abated somewhat in the case of first time and more youthful patients where higher-cost and more durable reconstructive devices are preferred. We attempt to differentiate ourselves from our competition by providing what we believes are high value-added solutions to surface modification. We believe that the primary factors customers consider in choosing a particular surface modification technology are performance, ease of manufacturing, ability to produce multiple properties from a single process, compliance with manufacturing regulations, customer service pricing, turn around time, and the ability to work with a variety of materials. We believe that our process competes favorably with respect to these factors. We believe that the cost and time required to acquire equipment and technical engineering talent, as well as to obtain the necessary regulatory approvals, significantly reduces the likelihood of a manufacturer changing the coating process it uses after a device has been approved for marketing.

     Our primary competition in the semiconductor industry consists of three companies: Ion Implant Services, The Implant Center, and Ion Implant Corporation. These companies are all located in Silicon Valley, California and primarily serve the silicon wafer production needs of semiconductor factories in their local area, although Ion Implant Corporation does research and development implants nationwide. We primarily serve east coast factories with silicon production and research and development laboratories worldwide.

     Many of our competitors and potential competitors have substantially greater capital resources than we do and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that our competitors and potential competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those developed and marketed by us or that would render our technology and products obsolete or noncompetitive. Additionally, there is no assurance that we will be able to compete effectively against such competitors and potential competitors in terms of manufacturing, marketing and sales.

PRODUCT LIABILITY AND INSURANCE

     Our business entails the risk of product liability claims. Although we have not experienced any product liability claims to date, there can be no assurance that such claims will not be asserted or that we will have sufficient resources to satisfy any liability resulting from such claims. We have acquired product liability insurance coverage. There can be no assurance that product liability claims will not exceed such insurance coverage limits, that such insurance will continue to be available on commercially reasonable terms or at all, or that a product liability claim would not materially adversely affect the business, financial condition or our results of operations.

EMPLOYEES

     As of June 30, 2000, we had 60 full time employees. We believe we maintain good relations with our employees. None of our employees is represented by a union or covered by a collective bargaining agreement.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     Our senior management consists of the following:

NAME                                        AGE                     POSITION
----                                        ---                     --------
Anthony J. Armini*........................  62     President, Chief Executive Officer and
                                                   Chairman of the Board of Directors
Stephen N. Bunker*........................  57     Vice President and Chief Scientist,
                                                   Director
Darlene M. Deptula-Hicks*.................  42     Vice President and Chief Financial
                                                   Officer, Treasurer
Alan D. Lucas.............................  44     Vice President of Marketing, Sales and
                                                   Business Development

---------------
(*) Executive Officer

     DR. ANTHONY J. ARMINI has been the President, Chief Executive Officer, and Chairman of the Board of Directors since the Company's incorporation. From 1972 to 1984, prior to founding the Company, Dr. Armini was Executive Vice President at Spire Corporation. From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation. Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967. Dr. Armini is the author of eighteen patents and five patents pending in the field of implant technology and fourteen publications in this field. Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and fifteen years experience with ion implantation in the medical and semiconductor fields.

     DR. STEPHEN N. BUNKER has served as the Vice President and Chief Scientist of the Company since 1987 and Director of the Company since 1988. Prior to joining the Company, from 1972 to 1987, Dr. Bunker was a Chief Scientist at Spire Corporation. From 1971 to 1972, Dr. Bunker was an Engineer at McDonnell Douglas Corporation. Dr. Bunker received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1969. Dr. Bunker is the author of ten patents in the field of implant technology.

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

ITEM 2.  PROPERTIES

     We operate out of a 39,300 square foot leased facility in Wakefield, Massachusetts. The facility is located approximately 15 miles north of Boston. The leases expire in March 2002 and March 2003 and one has an option to extend. This facility houses all of our research and development, manufacturing and administrative offices.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

     As of June 30, 2000 the Company's Common Stock, $.10 par value, was traded on the American Stock Exchange under the symbol IMX and on the Boston Stock Exchange under the symbol IMX. On September 10, 1999 the Company was accepted for listing and began trading on the American Stock Exchange. At that time the listing on the Nasdaq SmallCap Market was dropped. The following sets forth the range of high and low closing prices on the American Stock Exchange or Nasdaq SmallCap Market during the fiscal year.

                                                   JUNE 30, 1999    JUNE 30, 2000
                                                   -------------    -------------
FISCAL YEAR ENDED                                  HIGH     LOW     HIGH     LOW
-----------------                                  -----    ----    -----    ----
Quarter ended September 30.......................   --       --     7 7/8    3 5/8
Quarter ended December 31........................   --       --     7 3/8    4 1/4
Quarter ended March 31...........................   --       --     11 7/8   6 1/2
Quarter ended June 30............................  8 1/2    7 1/2   10 3/8   8 3/8

NUMBER OF STOCKHOLDERS

     As of August 15, 2000, there were approximately 748 shareholders of record of the Company's Common Stock, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single street name of each respective depository, bank or broker.

DIVIDENDS

     We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business, and do not anticipate paying cash dividends in the foreseeable future. Our revolving credit line, term loan and equipment purchase facilities with our principle lender prohibit the payment of dividends other than common stock dividends.

SALES OF UNREGISTERED SECURITIES

     On March 5, 2000 we sold 500,000 shares of restricted common stock to MED-TEC Inc.

USE OF PROCEEDS

     We received approximately $3,000,000 in net proceeds from the March 2000 sale of restricted securities to MED-TEC Inc. and we intend to use the proceeds to complete commercialization of our I-Plant radioactive seeds, for continued research and development on future radioactive cardiology devices and general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements and Notes thereto included elsewhere in this document. This Annual Report on Form 10K-SB contains forward looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business", "Risk Factors", and "Managements Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date thereof. The Company undertakes no obligation to revise or publicly release the results of any revision ot these forward-looking statements. Readers should carefully review the risk factors described in the Annual Report and in other documents that the Company files from time to time with the Securities and Exchange Commission.

OUR BUSINESS

     Implant Sciences Corporation (the "Company"), incorporated in August 1984 has, over the past sixteen years, developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical radiation theraputic devices. We are applying this technology to manufacture radioactive prostate seeds using a dry fabrication process which we believe will be more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry. Our I-Plant seeds will be made radioactive in a nuclear reactor prior to shipment to customers. We believe that the opportunities for radioactive prostate seeds will continue to grow as an attractive alternative to other methods of treatment. On May 26, 1999, we received notification of pre-market clearance for our Iodine-125 seed from the Food and Drug Administration ("FDA"), and on February 2, 2000 we signed a distribution agreement with MED-TEC Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. In the interventional cardiology field, we are developing internally, as well as with the support of Phase I and Phase II government grants, temporary coronary brachytherapy devices and radioactive coronary stents for the prevention of restenosis (reclosure of the artery) after balloon angioplasty. We believe these implants, radioactive seeds used for the treatment of prostate cancer, temporary coronary brachytherapy devices and radioactive coronary stents used for the prevention of restenosis (reclosure of the artery) after balloon angioplasty, will have a significant competitive advantage over currently existing devices.

     We are currently developing our proprietary thin film coating technology in order to apply it to radiopaque (visible by x-ray) coatings on stents, guidewires, catheters and other devices used in interventional cardiology procedures. In addition, we are applying our ion implantation technologies to modify surfaces to reduce polyethylene wear generation in orthopedic joint implants, manufactured by the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated. We also supply ion implantation services to numerous semiconductor manufacturers, research laboratories and universities. We currently have sixteen issued United States patents and eight United States patents pending covering our technologies and processes. We also have four international patent applications pending.

     Although there are a wide range of commercial applications for our proprietary technologies, we have chosen to focus on the medical device industry. Within the medical device industry, we are concentrating on the prostate cancer, interventional cardiology and orthopedic segments.

RESULTS OF OPERATIONS

                            SELECTED FINANCIAL DATA

                                                                 YEAR ENDED JUNE 30,
                                                              -------------------------
                                                                 1999          2000
                                                              ----------    -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product and contract research revenues....................  $2,753,488    $ 3,608,059
  Equipment revenues........................................          --        365,000
                                                              ----------    -----------
          Total revenues....................................   2,753,488      3,973,059
Costs and expenses:
  Cost of product and contract research revenues............   1,536,244      2,749,267
  Cost of equipment revenues................................          --        396,445
  Research and development..................................     385,555      1,345,492
  Selling, general and administrative.......................   1,083,742      2,187,604
                                                              ----------    -----------
          Total costs and expenses..........................   3,005,541      6,678,808
                                                              ----------    -----------
Operating loss..............................................    (252,053)    (2,705,749)
Other income (expense)......................................     (55,116)       217,238
                                                              ----------    -----------
Loss before benefit for income taxes........................    (307,169)    (2,488,511)
Benefit for income taxes....................................     (36,700)            --
                                                              ----------    -----------
  Net loss..................................................  $ (270,469)   $(2,488,511)
                                                              ==========    ===========
  Net loss per share -- basic...............................  $    (0.07)   $     (0.46)
                                                              ==========    ===========
  Net loss per share -- diluted.............................  $    (0.07)   $     (0.46)
                                                              ==========    ===========
  Weighted average common shares outstanding used for basic
     earnings per share.....................................   3,991,499      5,368,557
                                                              ==========    ===========
  Weighted average common shares outstanding used for
     diluted earnings per share.............................   3,991,499      5,368,557
                                                              ==========    ===========
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1999          2000
                                                              ----------    -----------
BALANCE SHEET DATA
Cash and cash equivalents...................................  $6,152,536    $ 4,837,939
Current assets..............................................   7,034,706      6,047,967
Working capital.............................................   5,324,430      4,413,262
Total assets................................................   8,463,396      9,468,757
Current portion of long term debt, including capital
  lease.....................................................     191,048        182,143
Long term debt, including capital lease, net of current.....     631,977        422,761
Stockholders' equity........................................   6,092,143      7,382,291

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                               1999         2000
                                                              -------      -------
Revenues:
  Product and contract research revenues:
     Medical................................................    82.9%        77.6%
     Semiconductor..........................................    17.1         13.2
  Equipment revenues........................................                  9.2
                                                               -----        -----
          Total revenues....................................   100.0        100.0
Costs and Expenses:
  Cost of product and contract research revenues............    55.8         69.2
  Cost of equipment revenues................................      --         10.0
  Research and development..................................    14.0         33.9
  Selling, general and administrative.......................    39.4         55.0
                                                               -----        -----
          Total costs and expenses..........................   109.2        168.1
                                                               -----        -----
Operating loss..............................................    (9.2)       (68.1)
Other (expense) income, net.................................    (2.0)         5.5
                                                               -----        -----
Loss before benefit for income taxes........................   (11.2)       (62.6)
  Benefit for taxes.........................................    (1.4)          --
                                                               -----        -----
Net loss....................................................    (9.8)%      (62.6)%
                                                               =====        =====

     Revenues. Total revenues increased to approximately $3,973,000 in the twelve months ended June 30, 2000 from approximately $2,753,000 in the twelve months ended June 30, 1999. The 44.3% increase in total revenue was primarily attributable to a 207.3% increase in government contract and grant revenue in support of the Company's internal research and development activities, a 100.0% increase in equipment revenue as the Company built and shipped a customized piece of manufacturing equipment, a 11.7% increase in semiconductor revenue and a 6.7% increase in orthopedic medical revenues. Less than 10% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, accounted for 44.3% of revenue in the twelve months ended June 30, 2000 and 61.6% in the twelve months ended June 30, 1999. The Company's government contract and grant revenue accounted for 27.1% and 12.7% of revenue for the twelve months ended June 30, 2000 and 1999, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues increased to approximately $2,749,000 from approximately $1,536,000 for the twelve months ended June 30, 2000 and increased as a percentage of revenues to 69.2% from 55.8% the previous year. This increase in cost is primarily attributable to increased manufacturing and personnel as the Company accelerated its manufacturing capabilities to commercialize its I-Plant radioactive prostate seeds, increased depreciation expense and regulatory costs and expenses associated with implementing quality systems and preparing for ISO9001 and CE Mark certifications for the I-Plant seed.

     Research and Development. Research and development expenses increased to approximately $1,345,000 from approximately $386,000 in the twelve months ended June 30, 2000, a 249.0% increase, due primarily to accelerated current product development of the I-Plant radioactive prostate seed and ongoing future product development. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its product development plans.

     Selling, General and Administrative. Selling, general and administrative expenses increased to approximately $2,187,000 from approximately $1,084,000 in the twelve months ended June 30, 2000. The 101.8% increase in selling, general and administrative expenses is primarily attributable to increased personnel and benefit costs, depreciation expense and new investor relations and shareholder services expenses. The Company anticipates that in future periods its selling, general and administrative expenses will increase in total dollars expended as a result of its plans to commercialize new products.

     Other Income and Expenses, Net. Other income and expenses, net consists primarily of interest earned on the Company's short-term investments and interest expense on loans. Other income and expenses, net increased to approximately $217,000, in fiscal 2000, from approximately ($55,000) in fiscal 1999. The increase primarily reflects a $284,000 increase in interest income earned on the Company's short term investments offset by a $6,000 increase in interest expense on loans and a $6,000 loss on the investment in Epsilon Medical.

     Liquidity and Capital Resources. As of June 30, 2000 the Company had approximately $4,838,000 in cash and cash equivalents in the form of cash and marketable securities, a decrease of $1,315,000 over the twelve months ended June 30, 1999. The Company has a $750,000 revolving line of credit from a commercial bank at a rate of prime, of which the entire balance was available at June 30, 2000. The Company also has two $750,000 equipment purchase facilities with a commercial bank, under which approximately $588,000 and zero, respectively, were outstanding as of June 30, 2000. Under the provisions of its loan agreements the Company is required to maintain compliance with two financial covenants, minimum tangible net worth and net losses. At June 30, 2000 the Company's net loss covenant exceeded the required amount. The Company's bank waived its rights under the Loan Agreement with respect to compliance with this financial covenant for a period of one year from June 30, 2000.

     During fiscal 2000, cash used in operating approximated $2,391,000. Net cash used by operating activities in fiscal 2000 primarily reflects the net loss for the fiscal year, an increase in accounts receivable and a decrease in accrued expenses offset by an increase in accounts payable and a decrease in inventory.

     During the twelve months ended June 30, 2000, financing activities provided cash of approximately $3,345,000. Net cash provided by financing activities principally represents the exercise by the underwriters of the overallotment option of 138,000 units associated with the Company's Initial Public Offering and the sale to MedTec Iowa, Inc. of 500,000 shares of restricted common stock, offset by the repayment of the revolving line of credit and payments against the Company's equipment loan. Although the Company does not have significant capital commitments, the Company intends to make significant capital commitments over the next several years to support the development and commercialization of its new products and the expansion of its manufacturing facilities and equipment.

     During the twelve months ended June 30, 2000, cash used in investing activities approximated $2,269,000. Net cash used by investing activities primarily includes the purchases of property and equipment. The Company plans to further increase its expenditures to complete development and commercialize products, to increase its manufacturing capacity, to ensure compliance with the FDA's Quality System Regulations and to broaden its sales and marketing capabilities.

                                  RISK FACTORS

WE DO NOT OPERATE AT A PROFIT AND DO NOT EXPECT TO BE PROFITABLE FOR SOME TIME.

     During the twelve months ended June 30, 2000, the Company had a net loss of approximately $2,489,000. We plan to further increase our expenditures to complete development and commercialization of our new products, to increase our manufacturing capacity and equipment, to ensure compliance with the FDA's Quality System Regulations and broaden our sales and marketing capabilities. As a result, we believe that we will likely incur losses over the next several quarters. The accumulated deficit as of June 30, 2000 approximated $3,024,000.

INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE COULD HARM OUR FINANCIAL PERFORMANCE.

     The medical device industry is characterized by rapidly evolving technology and intense competition. Among the most closely competing products in intracoronary radiation therapy are radioactive tipped guidewires and radioactive fluid-filled balloons. Many of our competitors have substantially greater capital resources, greater research and development, manufacturing and marketing resources and experience and greater name recognition than we do. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective than our products or that would render our products obsolete or noncompetitive. Moreover, there can be no assurance that we will be able to price our products at or below the prices of competing products and technologies in order to facilitate market acceptance. In addition, new procedures and medications could be developed that replace or reduce the importance of procedures that use our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products and enhancements. Product development involves a high degree of risk, and there can be no assurance that our new product development efforts will result in any commercially successful products. Our failure to compete or respond to technological change in an effective manner would have a material adverse effect on our business.

OUR PRODUCTS AND TECHNOLOGIES MAY NOT BE ACCEPTED BY THE MEDICAL COMMUNITY WHICH COULD HARM OUR FINANCIAL PERFORMANCE.

     There can be no assurance that our radioactive prostate seeds and coronary stents, orthopedic ceramic coatings, or radiopaque coatings will achieve acceptance, or continue to receive acceptance, by the medical community and market acceptance generally. The degree of market acceptance for our products and services will also depend upon a number of factors, including the receipt and timing of regulatory approvals and the establishment and demonstration in the medical community and among health care payers of the clinical safety, efficacy and cost effectiveness of our products. Certain of the medical indications that can be treated by our devices or devices treated using our coatings can also be treated by other medical procedures. Decisions to purchase our products will primarily be influenced by members of the medical community, who will have the choice of recommending medical treatments, such as radiotherapeutic seeds, or the more traditional alternatives, such as surgery and external beam radiation therapy. Many alternative treatments currently are widely accepted in the medical community and have a long history of use. There can be no assurance that our devices or technologies will be able to replace such established treatments or that physicians, health care payers, patients or the medical community in general will accept and utilize our devices or any other medical products that may be developed or treated by us even if regulatory and reimbursement approvals are obtained. Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of the our products and technologies as compared to those of other available products and services. Failure of our products and technologies to gain market acceptance would have a material adverse effect on our business.

WE HAVE LIMITED INTERNAL MARKETING AND SALES RESOURCES AND MAY NOT BE ABLE TO MARKET OR DISTRIBUTE OUR PRODUCTS SUCCESSFULLY.

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

OUR FUTURE PROFITABILITY DEPENDS ON OUR ABILITY TO COMPLETE DEVELOPMENT OF OUR PRODUCTS.

     We currently market or plan to market products, including radioactive prostate seeds, radioactive tipped guidewires and radioactive coronary stents, orthopedic ceramic coatings, and radiopaque coatings that may require substantial further investment in research, product development, preclinical and clinical testing and governmental regulatory approvals prior to being marketed and sold. Our ability to increase revenues and achieve profitability and positive cash flow will depend, in part, on our ability to complete such product development efforts, obtain such regulatory approvals, and establish manufacturing and marketing programs and gain market acceptance for such proposed products.

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

WE OWN PATENTS, TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY AND KNOW-HOW THAT WE BELIEVE ALLOWS US TO COMPETE EFFECTIVELY. LIMITATIONS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY OR CONTINUE TO USE OUR INTELLECTUAL PROPERTY COULD HARM OUR FINANCIAL PERFORMANCE.

     Our ability to compete effectively will depend, to a significant extent, on our ability to operate without infringing the intellectual property rights of others. Many participants in the medical device area aggressively seek patent protection and have increasing numbers of patents, and have frequently demonstrated a readiness to commence litigation based on patent infringement. Third parties may assert exclusive patent rights to technologies that are important to us.

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO OBTAIN NEW PATENTS AND OPERATE WITHOUT INFRINGING ON THE PROPRIETARY RIGHTS OF OTHERS.

     Although we have sixteen United States patents issued and eight United States and four international patent applications pending for our technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any pending patent applications or any future patent application will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held us. Furthermore, there can be no assurance that others have not or will not develop similar products, duplicate any of our products or design around any patents issued or that may be issued in the future to us. In addition, whether or not patents are issued to us, others may hold or receive patents which contain claims having a scope that covers products or processes developed by us.

     Moreover, there can be no assurances that patents issued to us will not be challenged, invalidated or circumvented or that the rights thereunder will provide any competitive advantage. We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted to third parties. Patents and patent applications in the United States may be subject to interference proceedings brought by the U.S. Patent & Trademark Office, or to opposition proceedings initiated in a foreign patent office by third parties. We may incur significant costs defending such proceedings. In addition, we may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptable terms if at all. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

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

IF WE ARE NOT SUCCESSFUL IN MANAGING OUR FUTURE GROWTH, OUR BUSINESS WILL
SUFFER.

     We have very limited experience in the commercial production of radioactive prostate seeds and radioactive tipped guidewires or the commercial implantation of therapeutic radiation onto coronary stents. Our future success will depend upon, among other factors, our ability to recruit, hire, train and retain highly educated, skilled and experienced management and technical personnel, to generate capital from operations, to scale-up our manufacturing process and expand our facilities and to manage the effects of growth on all aspects of our business, including research, development, manufacturing, distribution, sales and marketing, administration and finance. Our failure to identify and exploit new product and service opportunities, attract or retain necessary personnel, generate adequate revenues or conduct our expansion or manage growth effectively could have a material adverse effect on our business.

WE ARE DEPENDENT ON A SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR SALES. THE LOSS OF BUSINESS FROM THESE CUSTOMERS WOULD HARM OUR FINANCIAL PERFORMANCE.

     Approximately 44.3% of our sales in the twelve months ended June 30, 2000 were made to two customers. These sales were of nitrogen ion implantation that enhance orthopedic joint implants. We have no significant purchase commitments from these or other customers extending beyond one year. There can be no assurance that these customers will continue to purchase our products and services at the same levels as in previous years or that such relationships will continue in the future. The loss of a significant amount of business from any of these customers would have a material adverse effect on the sales and operating results. We have an agreement to supply an ion implantation process to a customer through January 2001.

OUR MEDICAL DEVICE PRODUCTS AND SERVICES ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. IF WE FAIL TO OBTAIN OR ARE DELAYED IN OBTAINING THE APPROVAL OF THE NECESSARY FEDERAL AND STATE GOVERNMENT AGENCIES, OUR BUSINESS COULD BE MATERIALLY AFFECTED.

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

     In addition to FDA regulation, certain of our activities are regulated by, and require approvals from, other federal and state agencies. The use, management, transportation, and disposal of certain materials and wastes are subject to regulation by several federal and state agencies depending on the nature of the materials or waste material. Certain toxic chemicals and products containing toxic chemicals may require special reporting to the United States Environmental Protection Agency and/or its state counterparts. Our future operations may require additional approvals from federal and/or state environmental agencies. There can be no assurance that we will be able to obtain necessary government approvals, or that we will be able to operate with the conditions that may be attached to future regulatory approvals. Moreover, there can be no assurance that we will be able to maintain previously-obtained approvals. While it is our policy to comply with applicable regulations, failure to comply with existing or future regulatory requirements and failure to obtain or maintain necessary approvals could have a material adverse effect on our business, financial condition, and results of operations.

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

OUR RESEARCH AND MANUFACTURING ACTIVITIES INVOLVE THE USE OF HAZARDOUS MATERIALS. ANY LIABILITY RESULTING FROM THE MISUSE OF SUCH HAZARDOUS MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our research and manufacturing activities sometimes involve the use of various hazardous materials. Although we believe that our safety procedures for handling, manufacturing, distributing, transporting and disposing of such materials comply with the standards for protection of human health, safety, and the environment, prescribed by local, state, federal and international regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Nor can we eliminate the risk that one or more of our hazardous material or hazardous waste handlers may cause contamination for which, under laws imposing strict liability, we could be held liable. While we currently maintain insurance in amounts which we believe are appropriate in light of the risk of accident, we could be held liable for any damages that might result from any such event. Any such liability could exceed our insurance and available resources and could have a material adverse effect on our business.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT STRATEGIC PARTNERS.

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

WE DEPEND ON THIRD PARTY REIMBURSEMENT TO OUR CUSTOMERS FOR MARKET ACCEPTANCE OF OUR PRODUCTS. IF THIRD PARTY PAYORS FAIL TO PROVIDE APPROPRIATE LEVELS OF REIMBURSEMENT FOR OUR PRODUCTS, OUR PROFITABILITY WOULD BE ADVERSELY AFFECTED.

     Medicare, Medicaid and other government insurance programs, as well as private insurance reimbursement programs greatly affect suppliers of health care products. Several of the products produced or processed by us, including our orthopedic implants, prostate seeds, radioactive stents, and interventional cardiology instruments and devices, are currently being reimbursed by third party payers. Our customers rely on third-party reimbursements to cover all or part of the costs of most of the procedures in which our products are used. Third party payers (including health maintenance organizations) may affect the pricing or relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payers to the physicians, hospitals and clinics using our devices, or by taking the position that such reimbursement is not available at all. The amounts of reimbursement by third party payers in those states that do provide reimbursement varies considerably. Major third party payers reimburse inpatient medical treatment, including all or most operating costs and all or most furnished items or services, including devices such as ours, at a prospectively fixed rate based on the diagnostic-related group ("DRG") that covers such treatment as established by the federal Health Care Financing Administration. For interventional cardiology procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and is unrelated to the specific devices used in such procedure. Therefore, the amount of profit realized by suppliers of health care services in connection with the procedure may be reduced by the use of our devices if they prove to be costlier than competing products. If a procedure is not covered by a DRG, certain third party payers may deny reimbursement.

     Alternatively, a DRG may be assigned that does not reflect the costs associated with the use of our devices or devices treated using our services, resulting in limited reimbursement. If, for any reason, the cost of using our products or services was not to be reimbursed by third party payers, our ability to sell our products and services would be materially adversely affected. In the international market, reimbursement by private third party medical insurance providers and governmental insurers and providers varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement.

PRODUCT LIABILITY CLAIMS COULD DAMAGE OUR REPUTATION AND HURT OUR FINANCIAL RESULTS.

     To date no product liability claims have been asserted against us; however, the testing, marketing and sale of implantable devices and materials entail an inherent risk that product liability claims will be asserted against us, if the use of our devices is alleged to have adverse effects on a patient, including exacerbation of a patient's condition, further injury, or death. A product liability claim or a product recall could have a material adverse effect on our business. Certain of our devices are designed to be used in treatments of diseases where there is a high risk of serious medical complications or death. Although we have obtained product liability insurance coverage, there can be no assurance that in the future we will be able to obtain such coverage on acceptable terms or that insurance will provide adequate coverage against any or all potential claims. Furthermore there can be no assurance that we will avoid significant product liability claims and the attendant adverse publicity. Any product liability claim or other claim with respect to underinsured liabilities could have a material adverse effect on our business.

IF OUR SUPPLIERS CANNOT PROVIDE THE COMPONENTS OR SERVICES WE REQUIRE, OUR ABILITY TO MANUFACTURE OUR PRODUCTS COULD BE HARMED.

     We rely on a limited number of suppliers to provide materials and services used to manufacture our products. If we cannot obtain adequate quantities of necessary materials and services from our suppliers, there can be no assurance that we would be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. Moreover, in order to maintain our relationship with major suppliers, we may be required to enter into preferred supplier agreements that will increase the cost of materials obtained from such suppliers, thereby also increasing the prices of our products. The limited sources, the unavailability of adequate quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of raw materials or services could have a material adverse effect on our business.

IF WE WERE TO LOSE THE SERVICES OF EITHER OUR PRESIDENT OR OUR CHIEF SCIENTIST, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

     We are substantially dependent, for the foreseeable future, upon our Chairman of the Board, President and Chief Executive Officer, Dr. Anthony J. Armini and our Vice President and Chief Scientist, Dr. Stephen N. Bunker, both of whom currently devote their full time and efforts to management. We have entered into an employment agreement with each of these officers. If we were to lose the services of Dr. Armini or Dr. Bunker for any significant period of time, our business would be materially adversely affected. We maintain a key man life insurance policy of $1,000,000 insuring the life of Dr. Armini.

IF WE CANNOT ATTRACT AND RETAIN THE MANAGEMENT, SALES AND OTHER PERSONNEL WE NEED, WE WILL NOT BE SUCCESSFUL.

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

OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Financial Statements and related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:

        Report of Independent Auditors
        Balance Sheets as of June 30, 1999 and 2000
       Statements of Operations for the Years Ended June 30, 1999 and 2000 Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1999 and 2000
       Statements of Cash Flows for the Years Ended June 30, 1999 and 2000
        Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended June 30, 2000.

                          IMPLANT SCIENCES CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   22
Balance Sheets at June 30, 1999 and 2000....................   23
Statements of Operations for the Years Ended June 30, 1999
  and 2000..................................................   24
Statements of Changes in Stockholders' Equity for the Years
  Ended June 30, 1999 and 2000..............................   25
Statements of Cash Flows for the Years Ended June 30, 1999
  and 2000..................................................   26
Notes to Financial Statements...............................   27

                          IMPLANT SCIENCES CORPORATION

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Implant Sciences Corporation

     We have audited the accompanying balance sheets of Implant Sciences Corporation as of June 30, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Implant Sciences Corporation at June 30, 1999 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG SIGNATURE

Boston, Massachusetts
August 31, 2000

                          IMPLANT SCIENCES CORPORATION

                                 BALANCE SHEETS

                                                               JUNE 30,      JUNE 30,
                                                                 1999          2000
                                                              ----------    -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $6,152,536    $ 4,837,939
  Accounts receivable, less allowances of $2,000 and $11,602
    at June 30, 1999 and 2000, respectively.................     402,583        948,432
  Inventories...............................................     367,386        100,726
  Deferred income taxes.....................................      62,000         62,000
  Notes receivable from employees...........................       1,736         39,464
  Prepaid expenses..........................................      31,047         54,265
                                                              ----------    -----------
         Total current assets...............................   7,017,288      6,042,826
Property and equipment, at cost:
  Machinery and equipment...................................   1,802,011      3,515,369
  Leasehold improvements....................................      71,356        218,551
  Computers and software....................................      47,757        272,709
  Furniture and fixtures....................................      60,509        149,268
  Motor vehicles............................................      14,822         14,822
  Leased property under capital lease.......................      28,360         28,360
                                                              ----------    -----------
                                                               2,024,815      4,199,079
    Less accumulated depreciation...........................    (811,240)    (1,063,342)
                                                              ----------    -----------
  Net property and equipment................................   1,213,575      3,135,737
Other assets:
  Patent costs, net of accumulated amortization of $22,629
    and $34,629 at June 30, 1999 and 2000, respectively.....     177,194        194,235
  Investment in Epsilon Medical, Inc........................          --         44,030
  Notes receivable from employees...........................      17,418          5,141
  Other noncurrent assets, net..............................      37,921         46,788
                                                              ----------    -----------
                                                                 232,533        290,194
                                                              ----------    -----------
         Total assets.......................................  $8,463,396    $ 9,468,757
                                                              ==========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit..................................  $  155,000    $        --
  Accounts payable..........................................      99,868        612,003
  Accrued expenses..........................................   1,264,360        840,559
  Current portion of long-term debt.........................     185,376        176,471
  Obligations under capital lease...........................       5,672          5,672
                                                              ----------    -----------
                                                               1,710,276      1,634,705
Long-term liabilities:
  Long-term debt, net of current portion....................     615,781        411,765
  Obligations under capital lease...........................      16,196         10,996
  Deferred income taxes.....................................      29,000         29,000
                                                              ----------    -----------
                                                                 660,977        451,761
Stockholders' equity:
  Common stock, $0.10 par value; 20,000,000 authorized;
    5,069,320 outstanding at June 30, 1999 and 5,708,082
    outstanding at June 30, 2000............................     506,932        570,808
  Additional paid-in capital................................   6,242,194      9,896,399
  Deferred compensation.....................................    (121,154)       (60,576)
  Accumulated deficit.......................................    (535,829)    (3,024,340)
                                                              ----------    -----------
         Total stockholders' equity.........................   6,092,143      7,382,291
                                                              ----------    -----------
         Total liabilities and stockholders' equity.........  $8,463,396    $ 9,468,757
                                                              ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                              -------------------------
                                                                 1999          2000
                                                              ----------    -----------
Revenues:
  Product and contract research revenues
    Medical.................................................  $2,282,511    $ 3,081,780
    Semiconductor...........................................     470,977        526,279
  Equipment.................................................          --        365,000
                                                              ----------    -----------
         Total revenues.....................................   2,753,488      3,973,059
Costs and expenses:
  Cost of product and contract research revenues............   1,536,244      2,749,267
  Cost of equipment revenue.................................          --        396,445
  Research and development..................................     385,555      1,345,492
  Selling, general and administrative.......................   1,083,742      2,187,604
                                                              ----------    -----------
         Total costs and expenses...........................   3,005,541      6,678,808
Operating loss..............................................    (252,053)    (2,705,749)
Other income (expense):
  Interest income...........................................      16,002        299,831
  Interest expense..........................................     (71,564)       (77,837)
  Other.....................................................         446          1,214
  Equity loss in Epsilon Medical, Inc. .....................          --         (5,970)
                                                              ----------    -----------
Loss before benefit for income taxes........................    (307,169)    (2,488,511)
Benefit for income taxes....................................     (36,700)            --
                                                              ----------    -----------
  Net loss..................................................  $ (270,469)   $(2,488,511)
                                                              ==========    ===========
  Net loss per share -- basic...............................  $    (0.07)   $     (0.46)
                                                              ==========    ===========
  Net loss per share -- diluted.............................  $   ( 0.07)   $     (0.46)
                                                              ==========    ===========
  Weighted average common shares outstanding used for basic
    earnings per share......................................   3,991,499      5,368,557
                                                              ==========    ===========
  Weighted average common shares outstanding used for
    diluted earnings per share..............................   3,991,499      5,368,557
                                                              ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  ADDITIONAL                                    TOTAL
                            NUMBER       PAR       PAID-IN       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                           OF SHARES    VALUE      CAPITAL     COMPENSATION     DEFICIT        EQUITY
                           ---------   --------   ----------   ------------   -----------   -------------
Balance at June 30,
  1998...................    622,613   $ 62,261   $1,380,555           --     $  (265,360)   $ 1,177,456
  Net loss*..............         --         --           --           --        (270,469)      (270,469)
Issuance of common
  stock -- IPO, net......  1,000,000    100,000    5,034,570           --              --      5,134,570
  Issuance of common
     stock -- other......      2,000        200       20,219                                      20,419
  Adjustment to reflect
     6-for-1 stock
     split...............  3,069,458    306,946     (306,946)          --              --             --
  Exercise of stock
     options for notes
     receivable..........    375,249     37,525      (37,525)          --              --             --
  Deferred
     compensation........         --         --      151,321     (121,154)             --         30,167
                           ---------   --------   ----------    ---------     -----------    -----------
Balance at June 30,
  1999...................  5,069,320    506,932    6,242,194     (121,154)       (535,829)     6,092,143
  Net loss*..............         --         --           --           --      (2,488,511)    (2,488,511)
  Issuance of common
     stock, net..........    138,000     13,800      721,268           --              --        735,068
  Issuance of common
     stock, net..........    500,000     50,000    2,929,211           --              --      2,979,211
  Issuance of common
     stock -- other......        762         76        3,726                           --          3,802
  Amortization of
     deferred
     compensation........         --         --           --       60,578              --         60,578
                           ---------   --------   ----------    ---------     -----------    -----------
Balance at June 30,
  2000...................  5,708,082   $570,808   $9,896,399    $ (60,576)    $(3,024,340)   $ 7,382,291
                           =========   ========   ==========    =========     ===========    ===========

---------------
* Net loss: equals comprehensive income for each period presented

   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION

                            STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED JUNE 30,
                                                              -------------------------
                                                                 1999          2000
                                                              ----------    -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net loss..................................................  $ (270,469)   $(2,488,511)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     125,362        269,971
  Amortization of deferred compensation.....................      30,167         60,578
  Equity in loss of Epsilon Medical, Inc....................          --          5,970
  Write off of patent costs.................................          --         15,598
  Deferred income tax benefit...............................     (27,300)            --
Changes in operating assets and liabilities:
  Increase in accounts receivable...........................     (13,708)      (545,849)
  (Increase) decrease in inventories........................    (336,048)       266,660
  Decrease in prepaid income taxes..........................      93,996          9,582
  Increase in prepaid expenses..............................      (2,516)       (32,800)
  Increase in notes receivable..............................     (19,794)       (25,451)
  Increase in other noncurrent assets.......................      (8,808)       (14,736)
  Increase (decrease) in accounts payable...................      (7,491)       512,135
  Increase (decrease) in accrued expenses...................     696,925       (423,801)
                                                              ----------    -----------
     Net cash provided by (used in) operating activities....     260,316     (2,390,654)
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in Epsilon Medical.............................          --        (50,000)
  Purchase of property and equipment........................    (518,062)    (2,174,264)
  Capitalized patent costs..................................     (66,386)       (44,639)
                                                              ----------    -----------
     Net cash used in investing activities..................    (584,448)    (2,268,903)
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from common stock................................   5,489,387      3,718,081
  Proceeds from long-term debt..............................     521,092             --
  Repayments of long-term debt..............................          --       (218,121)
  Proceeds from revolving credit line.......................     155,000             --
  Repayments of revolving credit line.......................          --       (155,000)
                                                              ----------    -----------
     Cash provided by financing activities..................   6,165,479      3,344,960
  Net increase (decrease) in cash...........................   5,841,347     (1,314,597)
  Cash at beginning of year.................................     311,189      6,152,536
                                                              ----------    -----------
  Cash at end of year.......................................  $6,152,536    $ 4,837,939
                                                              ==========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.............................................  $   68,810    $    77,837
  Obligations under capital lease...........................      21,868         16,668

                       See notes to financial statements.

                          IMPLANT SCIENCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Implant Sciences Corporation (the Company) develops products for the medical device industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. The company has received Food and Drug Administration 510(k) clearance to market its I-Plant(TM)Iodine-125 radioactive seed for the treatment of prostate cancer. The Company also has under development interventional cardiology devices, radioactive coronary stents and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty). In addition, the Company modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     The Company considers any security with a maturity of 90 days or less at the time of investment to be cash equivalents.

  Short-Term Investments

     The Company classifies any security, including marketable securities, with a maturity of greater than 90 days as short-term investments.

  Inventories

     Inventory consists of gold and other precious metal raw material used in the manufacturing process which are carried at actual costs as well as the standard material, labor and overhead cost of medical product inventory. Inventories are valued at the lower of cost (first in, first out) or market.

  Property and Equipment and Capital Lease

     Property and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the respective assets as follows:

Leasehold improvements..................................  life of lease
Furniture and fixtures..................................  5-7 years
Machinery and equipment.................................  7 years

     Equipment under the capital lease is being amortized over the life of the lease. Depreciation and amortization expense related to depreciable assets was approximately $118,000 and $252,000 for fiscal 1999 and 2000, respectively.

  Warranty Costs

     The Company accrues warranty costs in the period the related revenue is recognized. Warranty costs are not material to operating results.

  Income Taxes

     The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and

                          IMPLANT SCIENCES CORPORATION
laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

  Patent Costs

     The costs to obtain patents are capitalized. The Company amortizes the costs of patents ratably over their legal lives commencing with the month in which the patents are issued. As of June 30, 2000 there were 20 patents issued. Accumulated amortization at June 30, 1999 and 2000 was approximately $23,000 and $35,000, respectively.

  Advertising Costs

     Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs" and are included in selling, general and administrative expenses. Advertising expenses approximated $3,000 and $34,000, at June 30, 1999 and 2000, respectively.

  Concentration of Credit Risk

     The Company grants credit to its customers, primarily large corporations in the medical device and semiconductor industries. The Company performs periodic credit evaluations of customer financial conditions and generally does not require collateral. Receivables are generally due within thirty days. Credit losses have historically been minimal, which is consistent with management's expectations. Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables.

     The Company has three major customers which accounted for the following annual revenue:

                                                         1999          2000
                                                      ----------    ----------
Company A...........................................  $1,471,652    $1,500,678
Company B...........................................     221,940       260,333
Company C...........................................          --       365,000

     The accounts receivable at June 30, 1999 and 2000 for Company A was approximately $169,000 and $196,000 respectively.

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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principals generally accepted in the United States principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                          IMPLANT SCIENCES CORPORATION

  Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 presentation, including reclassification for notes receivable from employees.

  Revenue Recognition

     Revenues are recognized at the time product is shipped. During fiscal 1999, the Company accepted a purchase order to build a piece of customized manufacturing equipment. The Company completed and shipped the equipment during fiscal 2000. Accordingly, the Company recognized revenue and related cost of goods sold during fiscal 2000.

     Contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred. The Company's obligation with respect to these agreements is to perform the research on a best-efforts basis.

  Research and Development Costs

     All costs of research and development activities are expensed as incurred. The Company performs research and development for itself and under contracts with others, primarily the U.S. government. Company funded research and development includes the excess of expenses over revenues on its commercial research contracts and, therefore, is included in cost of product and contract research revenues in the accompanying statement of operations.

     The Company funded and customer funded research and development costs for 1999 and 2000 were as follows:

                                                              JUNE 30,
                                                       ----------------------
                                                         1999         2000
                                                       --------    ----------
Company funded.......................................  $600,084    $1,511,810
Customer funded......................................   291,812       788,471
                                                       --------    ----------
Total research and development.......................  $891,896    $2,300,281
                                                       ========    ==========

                          IMPLANT SCIENCES CORPORATION

  Earnings per Share

     Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by using the weighted average number of common shares outstanding during the period, plus the dilutive effects of shares issuable through the exercise of stock options (common stock equivalents) unless their inclusion would be antidilutive. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period. The following table sets forth the computation of basic and diluted earnings per share:

                                                             JUNE 30,
                                                     -------------------------
                                                        1999          2000
                                                     ----------    -----------
Basic:
  Net loss.........................................  $ (270,469)   $(2,488,511)
  Weighted shares outstanding......................   3,991,499      5,368,557
  Earnings per share:
     Net loss per share -- basic...................  $    (0.07)   $     (0.46)
Diluted:
  Net loss.........................................  $ (270,469)   $(2,488,511)
  Weighted shares outstanding......................   3,991,499      5,368,557
  Earnings per share:
     Net loss per share -- diluted.................  $    (0.07)   $     (0.46)

  New Accounting Standards

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 interprets the application of generally accepted accounting principals to revenue recognition in financial statements. The Company will adopt SAB 101 in fiscal 2001 and does not expect SAB 101 to have a material effect on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" (collectively SFAS 133), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

                          IMPLANT SCIENCES CORPORATION

3. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              JUNE 30,
                                                       ----------------------
                                                          1999         2000
                                                       ----------    --------
Accrued compensation and benefits....................  $  204,932    $311,902
Deferred revenue.....................................     270,970     290,550
Accrued legal, accounting and printing...............     641,350      54,573
Warranty.............................................      11,541      35,587
Accrued consulting fees..............................       4,127          --
Other................................................     131,440     147,947
                                                       ----------    --------
                                                       $1,264,360    $840,559
                                                       ==========    ========

4. INVESTMENT IN AFFILIATE

     On October 6, 1999, the Company acquired 38% of the outstanding shares of Epsilon Medical, Inc. for $50,000. The Company accounts for their investment in Epsilon Medical, Inc. under the equity method and the carrying amount of their investment is adjusted to reflect the Company's share of all gains and losses. For the year ended June 30, 2000, the Company recognized its share of equity losses in Epsilon Medical, Inc. of approximately $6,000. Summarized financial information is not presented as it is not material to the Company.

5. RESEARCH AND DEVELOPMENT ARRANGEMENTS

     The Company is the recipient of several grants under the U.S. Government's Small Business Innovative Research (SBIR) Program. These grants are firm-fixed priced contracts and generally range in length from six to twenty four months. Revenues under such arrangements were approximately $351,000 and $1,023,000 for the year ended June 30, 1999 and 2000, respectively. Unbilled accounts receivable relating to such arrangements was approximately $91,000 and $250,000 for the year ended June 30, 1999 and 2000, respectively.

     The Company also conducts research and development under cost-sharing arrangements with its commercial customers. Revenues under such arrangements were approximately $351,000 and $30,000 for the year ended June 30, 1999 and 2000, respectively.

6. BANK BORROWINGS

     Maturities of long-term debt are as follows:

Year ending June 30:
  2001....................................................  $176,471
  2002....................................................   176,471
  2003....................................................   176,471
  2004....................................................    58,823
                                                            --------
                                                             588,236
  Less current portion....................................   176,471
                                                            --------
                                                            $411,765
                                                            ========

     The Company finances its operations utilizing a Revolving Credit Facility ("Credit Facility") and an Equipment Term Loan ("Term Loan") under a Loan Agreement with its bank. The Revolving Credit Facility

                          IMPLANT SCIENCES CORPORATION
is unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted and has a first lien on substantially all of the Company's assets.

     The Credit Facility bears interest at prime, which was 9.5% at June 30, 2000. At June 30, 2000 the Company had the entire $750,000 balance available under the Credit Facility. The Credit Facility expires on September 30, 2000.

     The Company has a term loan facilities of $1,500,000 at June 30, 2000, of which it has utilized $750,000. Interest is payable monthly at 1% above the banks base rate commencing February 1998.

     The Company's Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2000, the Company's net loss covenant was greater than the required amount. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2000.

7. RELATED PARTY TRANSACTIONS

     Accounts receivable from related parties as of June 30, 2000 consisted of a loan of $137,500 to a principle shareholder and loans to ten employees, totaling $137,500 all of which bear interest at 6%. These transactions were reported as a reduction of stockholders' equity.

     In January 2000, the Company received notice of the award of a joint research grant. Funding is provided through a $100,000 Phase I grant by the U.S. Department of Health and Human Services, National Heart, Lung & Blood Institute to CardioTech International and sub-grants to the Company and Stanford University. Michael Szycher, President and CEO of CardioTech International is a director of the Company.

     In March 2000, the Company entered into a $250,000 joint research agreement with CardioTech International to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. The President and CEO of CardioTech International is a director of the Company.

8. LEASE OBLIGATION

     The Company has a twenty-two month operating lease for 21,992 square feet of its manufacturing, research and office space which expires on May 31, 2002 and a three and one half year sublease for 17,300 square feet which expires on March 31, 2003. The Company has an option to extend the operating lease for two additional years. Under the terms of the leases, the Company is responsible for their proportionate share of real estate taxes and operating expenses relating to this facility. Total rental expense for the years ended June 30, 1999 and 2000 was $209,000 and $280,800, respectively.

     Included in property and equipment at June 30, 2000 is equipment recorded under a capital lease with a net book value of $16,200.

                          IMPLANT SCIENCES CORPORATION

     Future minimum rental payments required under capital leases and operating leases with noncancelable terms in excess of one year at June 30, 2000, together with the present value of net minimum lease payments:

                                                      CAPITAL    OPERATING
                                                       LEASE       LEASE       TOTAL
                                                      -------    ---------    --------
Year ending June 30:
2001................................................  $ 7,176    $328,759     $335,935
2002................................................    7,176     316,590      323,766
2003................................................    6,356     103,800      110,156
                                                      -------    --------     --------
Net minimum lease payments..........................  $20,708    $749,149     $769,857
                                                      =======    ========     ========
Less finance charges................................    4,040
                                                      -------
Present value of net minimum lease payments.........  $16,668
                                                      =======

9. INCOME TAXES

     The components of the income tax benefit are as follows:

                                                         YEAR ENDED JUNE 30,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
Current:
  Federal..............................................  $(14,000)   $     --
  State................................................     4,600          --
                                                         --------    --------
                                                           (9,400)         --
Deferred...............................................   (27,300)         --
                                                         --------    --------
                                                         $(36,700)   $     --
                                                         ========    ========

     The Company's effective income tax rate as of June 30, differed from the U.S. federal statutory income tax rate as set forth below:

                                                         1999         2000
                                                       ---------    ---------
Expected tax benefit at 34%..........................  $(104,500)   $(846,100)
State income taxes, net of federal benefit...........     (4,100)    (193,000)
Stock compensation expense...........................     10,300       20,600
Effect of valuation allowance........................     57,500      957,800
Nondeductible expenses and other.....................      4,100       60,700
                                                       ---------    ---------
Income tax provision.................................  $ (36,700)   $       0
                                                       =========    =========

                          IMPLANT SCIENCES CORPORATION

     Significant components of the Company's deferred tax assets as of June 30 are as follows:

                                                        1999         2000
                                                      --------    -----------
Deferred tax assets:
  Net operating loss and tax credit carryforwards...  $ 46,100    $   961,500
  Accrued expenses..................................    11,600         57,800
  Deferred revenue..................................    60,600         50,300
  Other.............................................     1,200          7,700
                                                      --------    -----------
Total deferred tax assets...........................   119,500      1,077,300
  Valuation allowance...............................   (57,500)    (1,015,300)
                                                      --------    -----------
Net deferred tax assets.............................    62,000         62,000
Deferred tax liabilities:
  Tax over book depreciation........................   (29,000)       (29,000)
                                                      --------    -----------
Total deferred tax liabilities......................   (29,000)       (29,000)
                                                      --------    -----------
Net deferred tax asset..............................  $ 33,000    $    33,000
                                                      ========    ===========

     At June 30, 2000 the Company has unused net operating loss carryforwards of $2,140,000 and tax credit carryforwards of $81,100 both of which expire through 2020. A valuation allowance has been established for a portion of the Company's tax assets as their use is dependent on the generation of sufficient future taxable income

10. STOCKHOLDERS' EQUITY

     In September 1998, Company adopted the 1998 Stock Option Plan (the 1998
Plan). The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equals 100% of the fair market value on the date of the grant. Options expire ten years from the date of the option grant and vest ratably over a three-year period commencing with the second year. A total of 240,000 options were reserved for issuance under the 1998 Plan. Upon adoption of the 1998 Plan, the 1992 Stock Option Plan was terminated. No new stock options will be granted under the 1992 Stock Option Plan, which has been superseded by the 1998 Plan.

     The following table presents the activity of the 1992 and 1998 Stock Option Plans for the years ended June 30, 1999, and 2000:

                                                             1999                   2000
                                                     --------------------    -------------------
                                                                 WEIGHTED               WEIGHTED
                                                                 AVERAGE                AVERAGE
                                                                 EXERCISE               EXERCISE
                                                     OPTIONS      PRICE      OPTIONS     PRICE
                                                     --------    --------    -------    --------
Outstanding at beginning of period.................   718,200      1.14      320,190      1.85
Granted............................................    28,632      4.36      115,500      6.16
Exercised..........................................  (321,642)     0.43           --
Canceled...........................................  (105,000)     1.38           --
                                                     --------     -----      -------     -----
Outstanding at end of period.......................   320,190      1.85      435,690      2.99
                                                     ========     =====      =======     =====
Options exercisable at end of period...............   264,755      1.46      326,699      2.12
                                                     ========     =====      =======     =====
Weighted average fair value per share of options
  granted during the period........................               $2.28                  $3.95
                                                                  =====                  =====

                          IMPLANT SCIENCES CORPORATION

     The following table presents weighted average price and life information about significant option groups outstanding at June 30, 2000:

                                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                  ----------------------------------      -------------------
                                              WEIGHTED
                                               AVERAGE      WEIGHTED                 WEIGHTED
RANGE OF                                      REMAINING     AVERAGE                  AVERAGE
EXERCISE                                     CONTRACTUAL    EXERCISE                 EXERCISE
 PRICES                           NUMBER     LIFE (YRS)      PRICE        NUMBER      PRICE
--------                          -------    -----------    --------      -------    --------
 $1.37   .......................  266,358                   $   1.37      266,358     $1.38
  4.00   .......................   50,400                       4.00       25,197      4.00
  5.00   .......................   60,500                       5.00        2,000      5.00
  6.50   .......................   30,000                       6.50       30,000      6.50
  6.63   .......................    4,000                       6.63           --        --
  6.75   .......................    2,000                       6.75        2,000      6.75
  7.00   .......................    3,432                       7.00        1,144      7.00
  9.00   .......................    6,000                       9.00           --        --
  9.12   .......................    8,000                       9.12           --        --
  9.50   .......................    5,000                       9.50           --        --
                                  -------                                 -------
                                  435,690                                 326,699
                                  =======                                 =======

     The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation(FAS 123). If the compensation cost for the option plans had been determined based on the fair value at the grant date for grants in 1999 and 2000, consistent with the provisions of FAS 123, the pro forma net income per share-diluted for 1999 and 2000, would have decreased by $70,000 and $239,000 respectively, and $0.08 per share and $0.48 per share, respectively.

     The 1998 Employee Stock Purchase Plan ("purchase plan") provides for the issuance of 141,000 shares of common stock thereunder. Under the purchase plan, eligible employees may purchase common shares at a price per share equal to 85% of the lower of the fair market value of the common stock on the first or last day of two six month offering periods. Participation in the offering period is limited to $25,000 in any calendar year.

     The fair value of options and warrants issued at the date of grant were estimated using the Black-Schols model with the following weighted average assumptions:

                                                       OPTIONS GRANTED
                                                  --------------------------
                                                     1999           2000
                                                  -----------    -----------
Volatility......................................      54%            72%
Expected life (years)...........................       5              5
Risk free interest rate.........................  4.73%-5.49%    6.10%-6.49%
Dividend yield..................................      0%             0%

     The Company has never declared nor paid dividends and does not expect to do so in the foreseeable future.

     The effects on 1999 and 2000 pro forma net income of expensing the estimated fair value of stock options are not necessarily representative of the effects on the results of operations for future years as the periods presented include only one and two years, respectively, of option grants under the Company's plans.

                          IMPLANT SCIENCES CORPORATION

     In June 1999 the Company issued 1,000,000 Units, consisting of one share of common stock, and one redeemable common stock purchase warrant in connection with its initial public offering. Each Unit carries the right to purchase one share of common stock at $9.00, and is redeemable by the Company at $0.20 per warrant if the closing bid price of the common stock averages in excess of $10.50 for a period of 20 consecutive trading days. These warrants expire in June 2002. The Company also issued to the Representative of the Underwriters, for nominal consideration the Representative's Warrants to purchase 100,000 shares of common stock and 100,000 redeemable warrants at an exercise price of $12.00. The Representative's Warrants expire in June 2004. All of the Company's warrants remain outstanding at June 30, 2000.

11. ROYALTY AGREEMENT

     Under the terms of the sale of a former product line, the Company is entitled to minimum annual royalties which aggregate $175,000 over four years. During 1999 and 2000, the Company recognized approximately $25,000 of royalties under this arrangement.

12. 401k PLAN

     The Company has a defined contribution retirement plan which contains a 401(k) program. All employees who are 21 years of age and who have completed one year of service during which they worked at least 1,000 hours are eligible for participation in the plan. The Company makes discretionary contributions to the plan. The Company made cash contributions to the plan of $9,872 and $61,204 in 1999 and 2000, respectively.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 9 is hereby incorporated by reference to the text appearing under Part 1, Item 1 -- Business under the caption "Executive Officers and Significant Employees" of the Registrant in this Report, and by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year (October 28, 2000).

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item 10 is hereby incorporated by reference to the information under the heading "Executive Compensation" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year (October 28, 2000).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Securities Beneficially Owned by Directors, Officers and Principal Stockholders" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year (October 28, 2000).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Certain Transactions", if any, in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year (October 28, 2000).

                                    PART IV

ITEM 13.  EXHIBIT INDEX

     (A) The following are filed as part of this report.

        (1) FINANCIAL STATEMENTS

Report of Independent Auditors..............................   22
Balance Sheets for the Fiscal Years Ended June 30, 1999 and
  2000......................................................   23
Statements of Operations for the Fiscal Years Ended June 30,
  1999 and 2000.............................................   24
Statements of Changes in Stockholders' Equity for the Fiscal
  Years Ended June 30, 1999 and 2000........................   25
Statements of Cash Flows for the Fiscal Years Ended June 30,
  1999 and 2000.............................................   26
Notes to Financial Statements...............................   27

        (2) FINANCIAL STATEMENT SCHEDULES

     Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

        (3) EXHIBITS

     The following exhibits are filed as part of this report:

EXHIBIT                               DESCRIPTION
NO.----                               -----------
       *3.2   By-Laws of the Company
       *3.3   Articles of Amendment to the Articles of Organization of the
              Company, dated June 9, 1999
       *3.4   Restated Articles of Organization of the Company, dated June
              9, 1999
      **4.1   Specimen certificate for the Common Stock of the Company
      **4.2   Specimen certificate for the Redeemable Warrants of the
              Company
     ***4.3   Specimen certificate for the Units of the Company
     **10.1   Employment Agreement with Anthony J. Armini, dated September
              26, 1998
     **10.2   Employment Agreement with Stephen N. Bunker, dated September
              26, 1998
      *10.3   Employment Offer Letter to Darlene Deptula-Hicks, dated June
              15, 1998
      *10.4   Employment Offer Letter to Alan Lucas, dated March 20, 1998
      *10.5   Amendment to Employment Offer Letter to Alan Lucas, dated
              September 24, 1998
      *10.6   Form of Employee Agreement on Ideas, Inventions, and
              Confidential Information used between 1993 and 1995
      *10.7   Form of Employee Agreement on Ideas, Inventions, and
              Confidential Information used in 1993
      *10.8   Form of Employee Agreement on Ideas, Inventions, and
              Confidential Information used between 1997 and 1998
      *10.9   Loan Agreement between the Company and US Trust, dated May
              1, 1996
      *10.10  $100,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
      *10.11  $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
      *10.12  Guaranty of Loan Agreement between the Company and US Trust, by Anthony J. Armini, dated May 1, 1996
      *10.13  Security Agreement between the Company and US Trust, dated
              May 1, 1996
      *10.14  Lessor's Subordination and Consent between the Company and
              Teacher's Insurance and Annuity Association of America,
              dated May 1, 1996
      *10.15  First Amendment to Loan Agreement between the Company and US
              Trust, dated July 24, 1997
      *10.16  $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated July 24, 1997
      *10.17  $94,444.40 Commercial Promissory Note signed by the Company in favor of US Trust, dated August 12, 1997
      *10.18  Second Amendment to Loan Agreement between the Company and
              US Trust, dated January 16, 1998
      *10.19  $750,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated January 16, 1998
      *10.20  Promissory Note signed by Anthony J. Armini in favor of the
              Company, dated September 26, 1998

EXHIBIT                               DESCRIPTION
NO.----                               -----------
      *10.21  Shareholders Agreement between NAR Holding Corporation and
              Anthony J. Armini, dated July 15, 1987
      *10.22  Lease between the Company and Teachers Insurance and Annuity
              Association of America, dated September 29, 1995
      *10.23  First Amendment to Lease and Expansion Agreement between the
              Company and Teachers Insurance and Annuity Association of
              America, dated July 29, 1998
      *10.24  Standard Cooperative Research and Development Agreement
              between the Company and the Naval Research Laboratory, dated
              January 21, 1997+
      *10.25  Cooperative Agreement between the Company and the United
              States of America U.S. Army Tank-Automotive and Armaments
              Command Armamanet Research, Development and Engineering
              Center, dated September 30, 1997+
      *10.26  Vendor Agreement Memorandum between the Company and
              Osteonics, dated February 2, 1998+
      *10.27  Sample Purchase Order between the Company and MicroSpring
              Company, Inc., dated October 24, 1996+
      *10.28  Asset Purchase Agreement between the Company and Falex
              Corporation, dated November 17, 1995+
      *10.29  Settlement between the Company and Erik Akhund, dated July
              1, 1998
      *10.30  1992 Stock Option Plan
      *10.31  Form of Stock Option Agreement under the 1992 Stock Option
              Plan
      *10.32  1998 Incentive and Nonqualified Stock Option Plan
     **10.33  Form of Incentive Stock Option under the 1998 Incentive and
              Nonqualified Stock Option Plan
     **10.34  Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
     **10.35  Form of Nonqualified Stock Option for Non-Employee Directors
              under the 1998 Incentive and Nonqualified Stock Option Plan
      *10.36  Form of Lock-Up Agreement
     **10.37  Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer & Trust, Inc.,
              dated October 19, 1998
     **10.38  Certification of Corporate Secretary dated October 19, 1998 concerning Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer &Trust,
              Inc.
     **10.39  Research and Development Agreement between the Company and
              Guidant Corporation, dated May 20, 1998+
     **10.40  Letter Agreement between the Company and Guidant
              Corporation, dated September 29, 1998+
    ***10.41  Form of Medical Advisory Board Agreement
    ***10.42  Form of Loan Agreement, dated January 7, 1999, between the
              Company and the following employees in the following
              amounts: Donald J. Dench ($12,500), Diane J. Ryan ($12,500),
              Mark and Kathleen Gadarowski ($12,500), Gregory Huntington,
              Sr. ($12,500), Leonard DeMild ($25,000), Michael Nelson
              ($12,500), Richard Sahagian ($12,500), Darryl Huntington
              ($12,500), Dennis Gadarowski ($12,500) and David Santos
              ($12,500)
    ***10.43  Terms and Conditions from Sample Purchase Order between the
              Company and Biomet, Incorporated

EXHIBIT                               DESCRIPTION
NO.----                               -----------
   ****10.44  Unit and Warrant Agreement between the Company and American
              Securities Transfer & Trust, Inc., dated April 9, 1999
      *10.45  Agreement between the Company and U.S. Army Space and
              Missile Defense Command, dated May 27, 1999
  *****10.46  Second Amendment to Lease and Extension Agreement
  *****10.47  Sublease Agreement
  *****10.48  Consent to Sublease Agreement
******+10.52  Distributorship agreement, dated January 26, 2000, by and between Implant Sciences Corporation and Medtec Iowa, Inc.
              Portions of this exhibit have been omitted pursuant to a
              request for confidential treatment
 ******10.53  Stock Purchase Agreement, dated March 2, 2000, by and between Implant Sciences Corporation and Medtec Iowa, Inc.
 ******10.54  Research and Development Agreement, dated March 13, 2000, by and between Implant Sciences Corporation and Cardiotech
              International
      *21.1   Subsidiaries of the Company
       23.1   Consent of Independent Auditors
      *23.2   Consent of Foley, Hoag & Eliot LLP
      *24.1   Power of Attorney
       27.1   Financial Data Schedule

---------------
      * Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998.

     ** Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998.

   *** Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999.

  **** Previously filed in Amendment No. 3 to the Registration Statement, filed on April 30, 1999.

 ***** Previously filed in Form 10QSB for quarter ending December 31, 1999, filed on February 14, 2000.

****** Previously filed in Form 10QSB for the quarter ending March 31, 2000 filed on May 15, 2000.

      + Filed under application for confidential treatment.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Implant Sciences Corporation
Date: September 19, 2000                      /s/ ANTHONY J. ARMINI
                                              --------------------------------------------------------
                                              Anthony J. Armini
                                              President, Chief Executive Officer, Chairman of the
                                              Board of Directors (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 19, 2000                      /s/ ANTHONY J. ARMINI
                                              --------------------------------------------------------
                                              Anthony J. Armini
                                              President, Chief Executive Officer, Chairman of the
                                              Board of Directors (Principal Executive Officer)

Date: September 19, 2000                      /s/ DARLENE M. DEPTULA-HICKS
                                              --------------------------------------------------------
                                              Darlene M. Deptula-Hicks
                                              Vice President and Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

Date: September 19, 2000                      /s/ STEPHEN N. BUNKER
                                              --------------------------------------------------------
                                              Stephen N. Bunker
                                              Vice President and Chief Scientist, Director

Date: September 19, 2000                      /s/ ROBERT E. HOISINGTON
                                              --------------------------------------------------------
                                              Robert E. Hoisington, Director

Date: September 19, 2000                      /s/ SHUNKICHI SHIMIZU
                                              --------------------------------------------------------
                                              Shunkichi Shimizu, Director

Date: September 19, 2000                      /s/ MICHAEL SZYCHER
                                              --------------------------------------------------------
                                              Michael Szycher, Director

                                  EXHIBIT INDEX

      The following exhibits are filed as part of this report.

Exhibit
   No.                              Description
   ---                              -----------
       *3.2    By-Laws of the Company
       *3.3    Articles of Amendment to the Articles of Organization of the
               Company, dated June 9, 1999
       *3.4    Restated Articles of Organization of the Company, dated June
               9, 1999
      **4.1    Specimen certificate for the Common Stock of the Company
      **4.2    Specimen certificate for the Redeemable Warrants of the
               Company
     ***4.3    Specimen certificate for the Units of the Company
     **10.1    Employment Agreement with Anthony J. Armini, dated September
               26, 1998
     **10.2    Employment Agreement with Stephen N. Bunker, dated September
               26, 1998
      *10.3    Employment Offer Letter to Darlene Deptula-Hicks, dated June
               15, 1998
      *10.4    Employment Offer Letter to Alan Lucas, dated March 20, 1998
      *10.5    Amendment to Employment Offer Letter to Alan Lucas, dated
               September 24, 1998
      *10.6    Form of Employee Agreement on Ideas, Inventions, and
               Confidential Information used between 1993 and 1995
      *10.7    Form of Employee Agreement on Ideas, Inventions, and
               Confidential Information used in 1993
      *10.8    Form of Employee Agreement on Ideas, Inventions, and
               Confidential Information used between 1997 and 1998
      *10.9    Loan Agreement between the Company and US Trust, dated May
               1, 1996
      *10.10   $100,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
      *10.11   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
      *10.12   Guaranty of Loan Agreement between the Company and US Trust, by Anthony J. Armini, dated May 1, 1996
      *10.13   Security Agreement between the Company and US Trust, dated
               May 1, 1996
      *10.14   Lessor's Subordination and Consent between the Company and
               Teacher's Insurance and Annuity Association of America,
               dated May 1, 1996
      *10.15   First Amendment to Loan Agreement between the Company and US
               Trust, dated July 24, 1997
      *10.16   $300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated July 24, 1997
      *10.17   $94,444.40 Commercial Promissory Note signed by the Company in favor of US Trust, dated August 12, 1997
      *10.18   Second Amendment to Loan Agreement between the Company and
               US Trust, dated January 16, 1998
      *10.19   $750,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated January 16, 1998
      *10.20   Promissory Note signed by Anthony J. Armini in favor of the
               Company, dated September 26, 1998
      *10.21   Shareholders Agreement between NAR Holding Corporation and
               Anthony J. Armini, dated July 15, 1987
      *10.22   Lease between the Company and Teachers Insurance and Annuity
               Association of America, dated September 29, 1995
      *10.23   First Amendment to Lease and Expansion Agreement between the
               Company and Teachers Insurance and Annuity Association of
               America, dated July 29, 1998
      *10.24   Standard Cooperative Research and Development Agreement
               between the Company and the Naval Research Laboratory, dated
               January 21, 1997+
      *10.25   Cooperative Agreement between the Company and the United
               States of America U.S. Army Tank-Automotive and Armaments
               Command Armamanet Research, Development and Engineering
               Center, dated September 30, 1997+
      *10.26   Vendor Agreement Memorandum between the Company and
               Osteonics, dated February 2, 1998+
      *10.27   Sample Purchase Order between the Company and MicroSpring
               Company, Inc., dated October 24, 1996+
      *10.28   Asset Purchase Agreement between the Company and Falex
               Corporation, dated November 17, 1995+
      *10.29   Settlement between the Company and Erik Akhund, dated July
               1, 1998
      *10.30   1992 Stock Option Plan
      *10.31   Form of Stock Option Agreement under the 1992 Stock Option
               Plan
      *10.32   1998 Incentive and Nonqualified Stock Option Plan
     **10.33   Form of Incentive Stock Option under the 1998 Incentive and
               Nonqualified Stock Option Plan
     **10.34   Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
     **10.35   Form of Nonqualified Stock Option for Non-Employee Directors
               under the 1998 Incentive and Nonqualified Stock Option Plan
      *10.36   Form of Lock-Up Agreement
     **10.37   Agreement Appointing Transfer Agent and Registrar between
               the Company and American Securities Transfer & Trust, Inc.,
               dated October 19, 1998
     **10.38   Certification of Corporate Secretary dated October 19, 1998 concerning Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer &
               Trust, Inc.
     **10.39   Research and Development Agreement between the Company and
               Guidant Corporation, dated May 20, 1998+
     **10.40   Letter Agreement between the Company and Guidant
               Corporation, dated September 29, 1998+
    ***10.41   Form of Medical Advisory Board Agreement
    ***10.42   Form of Loan Agreement, dated January 7, 1999, between the
               Company and the following employees in the following
               amounts: Donald J. Dench ($12,500), Diane J. Ryan ($12,500),
               Mark and Kathleen Gadarowski ($12,500), Gregory Huntington,
               Sr. ($12,500), Leonard DeMild ($25,000), Michael Nelson
               ($12,500), Richard Sahagian ($12,500), Darryl Huntington
               ($12,500), Dennis Gadarowski ($12,500) and David Santos
               ($12,500)
    ***10.43   Terms and Conditions from Sample Purchase Order between the
               Company and Biomet, Incorporated
   ****10.44   Unit and Warrant Agreement between the Company and American
               Securities Transfer & Trust, Inc., dated April 9, 1999
      *10.45   Agreement between the Company and U.S. Army Space and
               Missile Defense Command, dated May 27, 1999
  *****10.46   Second Amendment to Lease and Extension Agreement
  *****10.47   Sublease Agreement
  *****10.48   Consent to Sublease Agreement
******+10.52   Distributorship agreement, dated January 26, 2000, by and between
               Implant Sciences Corporation and Medtec Iowa, Inc. Portions of this exhibit have been omitted pursuant to a request for confidential treatment
 ******10.53   Stock Purchase Agreement, dated March 2, 2000, by and between
               Implant Sciences Corporation and Medtec Iowa, Inc.
 ******10.54   Research and Development Agreement, dated March 13, 2000, by and between Implant Sciences Corporation and Cardiotech International
      *21.1    Subsidiaries of the Company
       23.1    Consent of Independent Auditors
      *23.2    Consent of Foley, Hoag & Eliot LLP
      *24.1    Power of Attorney
       27.1    Financial Data Schedule

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

    ** Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998.

   *** Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999.

  **** Previously filed in Amendment No. 3 to the Registration Statement, filed on April 30, 1999.

 ***** Previously filed in Form 10QSB for quarter ending December 31, 1999, filed on February 14, 2000.

****** Previously filed in Form 10QSB for the quarter ending March 31, 2000, filed on


     + Filed under application for confidential treatment.