Form 10-Q
period 2000-09-30
IMPLANT SCIENCES CORP
filed 2000-11-09
CIK 1068874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2000.


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                        Commission file number 000-25839


                          IMPLANT SCIENCES CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                              04-2837126
----------------------------------------   ------------------------------------
(State or other jurisdiction               (IRS Employer
of incorporation or organization)          Identification number)


107 Audubon Road, #5                       Wakefield, MA  01880
----------------------------------------   ------------------------------------
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
                              YES  X     NO
                                  ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                           Outstanding at September 30, 2000
Common Stock, $.10 par value                         5,806,272


           Transitional small business disclosure format (check one):
                                YES         NO  X
                                    ---        ---

                          IMPLANT SCIENCES CORPORATION

                                      INDEX

                                                                        PAGE NO.
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

            Condensed Balance Sheets as of September 30, 2000 and
            June 30, 2000 (unaudited)                                     3

            Condensed Statement of Operations for the three months
            ended September 30, 2000 and September 30, 1999 (unaudited)   4

            Condensed Statement of Cash Flows for the three months ended
            September 30, 2000 and September 30, 1999 (unaudited)         5

            Notes to Condensed Financial Statements (including data
            applicable to unaudited periods)                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               11

Item 2.  Changes in Securities                                           11

Item 3.  Defaults Upon Senior Securities                                 11

Item 4.  Submission of Matters to a Vote of Security-Holders             11

Item 5.  Other Information                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11

         Signatures                                                      15

                          IMPLANT SCIENCES CORPORATION
                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             CONDENSED BALANCE SHEET
                                   (unaudited)

                                                                            September 30,         June 30,
                                                                                 2000               2000
                                                                            -------------      ------------
                                     ASSETS
Current assets:
        Cash                                                                $  3,123,723       $  4,837,939
        Accounts receivable, less allowances of $14,602 at September
          30, 2000 and $11,602 at June 30, 2000                                  742,041            948,432
        Inventories                                                              200,378            100,726
        Deferred income taxes                                                     62,000             62,000
        Notes receivable from employees                                           36,159             39,464
        Prepaid expenses                                                         128,419             54,265
                                                                            ------------       ------------
             Total current assets                                              4,292,720          6,042,826

Property and equipment, at cost:
        Machinery and equipment                                                3,919,257          3,515,369
        Leasehold improvements                                                   222,236            218,551
        Computers and software                                                   283,437            272,709
        Furniture and fixtures                                                   149,268            149,268
        Motor Vehicles                                                            14,822             14,822
        Leased property under capital lease                                       28,360             28,360
                                                                            ------------       ------------
                                                                               4,617,380          4,199,079
             Less accumulated depreciation                                    (1,200,133)        (1,063,342)
                                                                            ------------       ------------
        Net property and equipment                                             3,417,247          3,135,737
Other assets:
        Patent costs, net of accumulated amortization of $37,629 at
             September 30, 2000 and $34,629 at June 30, 2000
                                                                                 190,626            194,235
        Equity investment in Epsilon Medical, Inc.                                42,819             44,030
        Notes receivable from employees                                            5,141              5,141
        Other noncurrent assets, net                                              42,344             46,788
                                                                            ------------       ------------
                                                                                 280,930            290,194
                                                                            ------------       ------------
Total assets                                                                   7,990,897       $  9,468,757
                                                                            ============       ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                    $    329,293       $    612,003
        Accrued expenses                                                         363,224            840,559
        Current portion of long-term debt                                        176,471            176,471
        Obligations under capital lease                                            5,672              5,672
                                                                            ------------       ------------
                                                                                 874,660          1,634,705
Long term liabilities:
        Long-term debt, net of current portion                                   367,647            411,765
        Obligations under capital lease                                            9,926             10,996
        Deferred income taxes                                                     29,000             29,000
                                                                            ------------       ------------
                                                                                 406,573            451,761
Stockholders' equity:
        Common stock, $0.10 par value; 20,00,000 authorized 5,806,272 outstanding at September 30, 2000 and 5,708,082 outstanding
          at June 30, 2000                                                       580,627            570,808
        Additional paid in capital                                            10,077,415          9,896,399
        Deferred compensation                                                    (45,432)           (60,576)
        Accumulated deficit                                                   (3,902,946)        (3,024,340)
                                                                            ------------       ------------
             Total stockholders' equity                                        6,709,664          7,382,291
                                                                            ------------       ------------
        Total liabilities and stockholders' equity                          $  7,990,897       $  9,468,757
                                                                            ============       ============


   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART 1 FINANCIAL INFORMATION (continued)
                    Item 1. Financial Statements (continued)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                         THREE MONTHS ENDED
                                                                   -------------------------------
                                                                   September 30,     September 30,
                                                                        2000             1999
                                                                   -------------     -------------
Revenues:
     Product and contract research revenues
         Medical                                                    $   739,337       $   737,016
         Semiconductor                                                  115,068           137,412
                                                                    -----------       -----------
              Total revenues                                            854,405           874,428

Costs and expenses:
     Cost of product and contract research revenues                     783,990           491,389
     Research and development                                           448,079           187,718
     Selling, general and administrative                                558,689           516,112
                                                                    -----------       -----------
              Total costs and expenses                                1,790,758         1,195,219

Operating loss                                                         (936,353)         (320,791)
Other income (expense)
     Interest income                                                     72,834            66,288
     Interest expense                                                   (13,108)          (20,439)
     Equity loss in Epsilon Medical, Inc.                                (1,211)             --
     Other                                                                 (770)              444
                                                                    -----------       -----------
Loss before provision (benefit) for income taxes                       (878,606)         (274,498)
Provision (benefit) for income taxes                                       --                --
                                                                    -----------       -----------
     Net loss                                                       $  (878,606)      $  (274,498)
                                                                    ===========       ===========

     Net loss per share - basic                                     $     (0.15)      $     (0.05)
                                                                    ===========       ===========

     Net loss  per share - diluted                                  $     (0.15)        $ ( 0.05)
                                                                    ===========       ===========

     Weighted average common shares outstanding used for basic
     earnings per share                                               5,773,575         5,184,676
                                                                    ===========       ===========

     Weighted average common shares outstanding used for
     diluted earnings per share                                       5,773,575         5,184,676
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

                          IMPLANT SCIENCES CORPORATION
                    PART 1. FINANCIAL INFORMATION (continued)
                    Item 1. Financial Statements (continued)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                -------------------------------
                                                                                September 30,     September 30,
                                                                                    2000              1999
                                                                                -------------     -------------
CASH FLOWS OPERATING ACTIVITIES:
        Net loss                                                                 $  (878,606)      $  (274,498)

Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                144,235            39,000
        Amortization of deferred compensation                                         15,144            15,145
        Equity loss in Epsilon Medical, Inc.                                           1,211              --
Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                   206,391          (373,681)
        (Increase) decrease in inventories                                           (99,652)          (31,576)
        (Increase) decrease in prepaid expenses                                      (74,154)              861
        (Increase) decrease in notes receivable                                        3,305              --
        (Increase) decrease in other noncurrent assets                                  --             (41,480)
        Increase (decrease) in accounts payable                                     (282,710)          141,142
        Increase (decrease) in accrued expenses                                     (477,335)         (445,773)
                                                                                 -----------       -----------
           Net cash used in operating activities                                  (1,442,171)         (970,860)

CASH FLOWS USED IN INVESTING ACTIVITIES:
        Purchase of property and equipment                                          (418,301)         (469,671)
        Capitalized patent costs                                                         609            (2,680)
                                                                                 -----------       -----------
              Net cash used in investing activities                                 (417,692)         (472,351)

CASH FLOW USED IN FINANCING ACTIVITIES:
        Proceeds from common stock                                                   190,835           742,326
        Repayments of long-term debt                                                 (45,188)          (36,259)
        Repayments of revolving credit line                                             --             (50,000)
                                                                                 -----------       -----------
              Cash provided by  financing activities                                 145,647           656,067

        Net decrease in cash                                                      (1,714,216)         (787,144)
        Cash at beginning of year                                                  4,837,939         6,152,536
                                                                                 -----------       -----------
        Cash at end of year                                                      $ 3,123,723       $ 5,365,392
                                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid                                                            $    13,108       $    18,994
        Income taxes paid                                                               --               2,500
        Obligations under capital lease                                               15,598            20,923


             See notes to unaudited condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

           (Information for the three months ended September 30, 2000 and 1999 is unaudited.)

1.   DESCRIPTION OF BUSINESS

     Implant Sciences Corporation (the Company) develops products for the medical device industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. The Company has received Food and Drug Administration 510(k) clearance to market its I-Plant(TM) Iodine-125 radioactive seed for the treatment of prostate cancer. The Company also has under development interventional cardiology devices, radioactive coronary stents and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty). In addition, the Company modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increase the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry.

2.   INTERIM FINANCIAL STATEMENTS

     The financial information for the three months ended September 30, 2000 and 1999 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the three months ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with the Company's audited financial statements, included it its Form 10-KSB as of and for the year ended June 30, 2000 filed with the Securities and Exchange Commission.

3.   NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements", SAB 101 interprets the application of generally accepted accounting principals to revenue recognition in financial statements. The Company will adopt SAB 101 in fiscal 2001 and does not expect SAB 101 to have a material effect on its financial position or results of operations.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS


4.   EARNINGS PER SHARE

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

5.   ACCOUNTS RECEIVABLE

     Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At September 30, 2000 unbilled accounts receivable represented approximately 39.8 % of total accounts receivable.

6.   INVESTMENT

     On October 6, 1999 the Company entered into an agreement to acquire 38% of the shares outstanding of Epsilon Medical, Inc. for $50,000. The Company has accounted for this investment under the equity method and included the investment in other assets. The carrying amount of the investment reflects the Company's share of all losses as of September 30, 2000.

7.   CREDIT ARRANGEMENTS

     The Company has an unsecured revolving line of credit of $750,000 at the prime interest rate. This line of credit is renewable annually. The Company also has a $750,000 equipment purchase facility of which $544,000 was outstanding at September 30, 2000. The Company's loan agreement requires compliance with two financial covenants, measured annually, consistent with the Company's year end. At June 30, 2000 the Company's net loss covenant exceeded the required amount. The Company's bank has waived its rights under the loan agreement with respect to compliance with this financial covenant for a period of one year from June 30, 2000.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-KSB for the year ended June 30, 2000. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Quarterly Reports and Annual Reports filed by the Company in fiscal 1999 and 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenues. Total revenues decreased to approximately $854,000 in the three months ended September 30, 2000 from $874,000 in the three months ended September 30, 1999. This 2.3% decrease was primarily attributable to a 36.9% decrease in government contract and grant revenue as several contracts reached completion, and a 16.3% decrease in semiconductor revenue as a production line was off line for several weeks due to the planned installation of a new cleanroom facility, offset by a 22.6% increase in medical revenues primarily from the Company's radioactive medical products. Currently less than 5% of all revenues are derived from foreign sources, however, the Company expects to begin international distribution of its I-Plant seeds in the latter half of the next calendar year.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated, combined, accounted for 45.7% of revenue for the three months ended September 30, 2000 and 50.3% in the three months ended September 30, 1999. The Company's government contract and grant revenue accounted for 19.4% and 30.1% of revenue for the three months ended September 30, 2000 and 1999, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenue increased to approximately $784,000 from approximately $491,000 for the three months ended September 30, 2000 and increased as a percent of revenues to 91.8% from 56.2% in the same periods. This increase in cost is primarily attributable to the completion and staffing of the manufacturing facility for seed production for the recent product launch.

     Research and Development. Research and development expenses increased to approximately $448,000 in the three months ended September 30, 2000 from approximately $188,000 in the three months ended September 30, 1999. This 138.3% increase is due to the Company's product development efforts. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its new product development plans, particularly in the areas of interventional cardiology devices, radiopaque coatings for interventional cardiology devices, nuclear imaging, semiconductor devices and vascular graphs and drug eluting stents.

     Selling, General and Administrative. Selling, general and administrative expenses increased to approximately $558,000 in the three months ending September 30, 2000 from approximately $516,000 in the three months ended September 30, 1999. The 8.2% increase in selling, general and administrative expenses is primarily attributable to increased depreciation and travel expenses. The Company anticipates that in future periods its selling, general and administrative expenses will increase in total dollars expended as a result of its plans to commercialize new products and begin international distribution plans for the I-Plant seed in the latter half of next calendar year.

     Other Income and Expense, Net. Other income and expense, net consists primarily of interest earned on the Company's short-term investments and interest expense on loans. Other income and expenses increased to approximately $58,000 in the three months ended September 30, 2000 from approximately $46,000 in the three months ended September 30, 1999. This increase primarily reflects an increase in interest income of approximately $7,000 on the Company's short term investments combined with a decrease in interest expense of approximately $7,000 on the Company's loans.

     Liquidity and Capital Resources. As of September 30, 2000 the Company had approximately $3,124,000 in cash in the form of cash and marketable securities. The Company also had a $750,000 revolving line of credit from a commercial bank at the prime interest rate of which the entire balance was available at September 30, 2000. This line of credit is renewable on September 30, 2000. The Company is currently in the process of renewing the line of credit. The
Company also has an equipment purchase facility with a commercial bank, under which approximately $544,000 was outstanding at September 30, 2000. Under the provisions of its Loan Agreement, the Company is required to maintain compliance at fiscal year end with two financial covenants, minimum levels of net worth and net loss limits. At June 30, 2000, the Company's net loss covenant exceeded the required amount. The Company's bank waived its rights under the Loan Agreement with respect to compliance with this financial covenant for a period of one year from June 30, 2000.

     During the three months ending September 30, 2000, operating activities used cash of approximately $1,442,000. Net cash used by operating activities primarily reflects the net loss for the fiscal quarter, a decrease in accounts payable and accrued expenses offset by a decrease in accounts receivable and an increase in depreciation and amortization.

     During the three months ending September 30, 2000, investing activities used cash of approximately $418,000. Net cash used by investing activities was primarily due to purchases of property and equipment. Although the Company does not have significant capital commitments, the Company intends to make significant investments over the next several years to support the development and commercialization of its new products and the expansion of its manufacturing equipment and capabilities.

     During the three months ended September 30, 2000, financing activities provided approximately $146,000 in cash. Net cash provided by financing activities primarily includes approximately $191,000 in proceeds from the exercise employee stock options and warrants. offset by payments on the Company's equipment loan. The Company plans to further increase its expenditures to complete development and commercialize its new products, to increase its manufacturing capacity, to ensure compliance international regulations and to broaden its sales and marketing capabilities. The Company believes it has and will be able to obtain sufficient resources to fund its operating activities.


                            PART II OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters of a Vote to Security-Holders

         Not Applicable

Item 5.  Other Information

       Research and Development Programs

     We have a number of research and development programs described below:

* Interventional cardiology devices - We are developing devices to reduce restenosis, the reclosure of the coronary artery, after balloon angioplasty using both permanent and temporary radiation treatments at the coronary artery obstruction site. There are approximately 1.3 million coronary balloon angioplasty procedures performed each year throughout the world with approximately 30% to 40% requiring repeat procedures as a result of restenosis. Radiation treatment after angioplasty has been shown, in numerous clinical trials in the U.S. and Europe, to reduce restenosis by 30% to 50%. We believe that our innovative technology using "soft" gamma radiation will be rapidly accepted by cardiologists as it will permit physicians and staff to remain at a patient's side during the treatment, which is currently not an option when using "hard" gamma ray emitters such as

     Iridium-192. We have received three research grants from the National Institutes of Health, which supplements Company funding in intravascular radiation therapy utilizing "soft" gamma rays. This technology is presently being evaluated in animal studies in collaboration with the Cleveland Clinic Foundation and Stanford University Medical Center.

* Radiopaque coatings for interventional cardiology devices - We have developed a proprietary process, Microfusion(TM), for applying radiopaque coatings onto a variety of medical devices manufactured by our customers to increase the visibility of such devices during interventional cardiology and other catheter-based procedures. We use our Microfusion(TM) process to coat stents, guidewires and catheters to improve the utility of these devices during their clinical applications. We currently have several development programs with coronary stent manufacturers to make their stents more radiopaque. One or more stents are typically used in over 70% of all balloon angioplasty procedures.

* Nuclear Imaging - Using our core technology of ion implantation, we are developing a system for producing very short half-life isotopes for imaging of diseased organs. Using our technology, fluorine-18 (1.8 hour half-life) and iodine-123 (13 hour half-life) can be produced within every medical center that possesses a medical cyclotron. We believe this market potential is substantial, but growth is being hampered by the unavailability of isotopes with such short half-lives. Fluorine-18 and iodine-123 are now being used for brain and heart imaging as well as cancer diagnosis.

* Semiconductor Devices - We are developing devices that utilize a compound semiconductor called gallium nitride. Using this material and our ion implantation technology, high power, high temperature diodes and transistors are being developed. We have filed several patent applications for this proprietary processing technology. Utilizing ion implantation methods, we have also developed a toxic gas sensor-on-a-chip. This technology was developed with government funding under an SBIR grant.

* Vascular Grafts and Drug Eluting Stents - We are developing a covered stent using a porous polyurethane polymer. This biocompatible polymer allows cell ingrowth and can be used to hold anti-inflammatory drugs and/or radioactivity to reduce restenosis after angioplasty. This program is a collaborative effort with Cardiotech International Inc. of Woburn, Mass.

Item 6.  List of Exhibits

      (a) The following exhibits, required by item 601 of Regulation S-B, are filed as part of this report on Form 10-QSB. Exhibit numbers, where applicable, in the left column, correspond to those of Item 601 of Regulation S-B.

      (b) The registrant has filed no reports on Form 8-K during the quarter ended September 30, 2000.

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


                                  Implant Sciences Corporation


Date: November 9, 2000          /s/ Anthony J. Armini
                                  ----------------------------------------------
                                  Anthony J. Armini
                                  President and CEO


Date: November 9, 2000           /s/ Darlene M. Deptula-Hicks
                                  ----------------------------------------------
                                  Darlene M. Deptula-Hicks
                                  Vice President and Chief Financial
                                  Officer (Principal Financial and
                                  Accounting Officer)


Date: November 9, 2000          /s/ Stephen N. Bunker
                                  ----------------------------------------------
                                  Stephen N. Bunker
                                  Vice President and Chief Scientist,
                                  Director


Date: November 9, 2000          /s/ Robert E. Hoisington
                                  ----------------------------------------------
                                  Robert E. Hoisington
                                  Director


Date: November 9, 2000          /s/ Shunkuchi Shimizu
                                  ----------------------------------------------
                                  Shunkuchi Shimizu
                                  Director


Date: November 9, 2000          /s/ Michael Szycher
                                  ----------------------------------------------
                                  Michael Szycher
                                  Director