Form 10QSB
period 2000-12-31
IMPLANT SCIENCES CORP
filed 2001-02-14
CIK 1068874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDING DECEMBER 31, 2000.

                                       Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                        Commission file number 000-25839


                          IMPLANT SCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                         04-2837126
--------------------------------                        ----------------------
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                       Identification number)


        107 Audubon Road, #5                              Wakefield, MA  01880
----------------------------------------                  --------------------
(Address of principal executive offices)


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

                                YES  X    NO
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                 Outstanding at December 31, 2000
Common Stock, $.10 par value                                 5,806,439

           Transitional small business disclosure format (check one):


                                YES       NO   X
                                    ---       ---

                          IMPLANT SCIENCES CORPORATION

                                      INDEX

                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Condensed Balance Sheets as of December 31, 2000 and
            June 30, 2000 (unaudited)                                       3


            Condensed Statements of Operations for the Three and Six
            Months Ended December 31, 2000 and December 31, 1999
            (unaudited)                                                     4

            Condensed Statements of Cash Flows for the Six Months Ended
            December  31, 2000 and December 31, 1999 (unaudited)            5

            Notes to Condensed Financial Statements (including data
            applicable  to unaudited periods)(unaudited)                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                                12

Item 2.   Changes in Securities and Use of Proceeds                        12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security-Holders              12

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 14

          Signatures                                                       18

                          IMPLANT SCIENCES CORPORATION
                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                     December 31,    June 30,
                ASSETS                                  2000           2000
                                                     ------------    --------
Current assets:
  Cash and cash equivalents                          $ 2,060,519    $ 4,837,939
  Accounts receivable, less allowances of $17,602
    at December 31, 2000 and $11,602 at
    June 30, 2000, respectively                          790,308        948,432
  Inventories                                            269,480        100,726
  Deferred income taxes                                   62,000         62,000
  Notes receivable from employees                         37,170         39,464
  Prepaid expenses                                       114,789         54,265
                                                     -----------    -----------
    Total current assets                               3,334,266      6,042,826

Property and equipment, at cost:
  Machinery and equipment                              4,285,512      3,515,369
  Leasehold improvements                                 222,236        218,551
  Computers and software                                 284,137        272,709
  Furniture and fixtures                                 149,268        149,268
  Motor Vehicles                                          14,822         14,822
  Leased property under capital lease                     28,360         28,360
                                                     -----------    -----------
                                                       4,984,335      4,199,079
    Less accumulated depreciation                     (1,361,715)    (1,063,342)
                                                     -----------    -----------
  Net property and equipment                           3,622,620      3,135,737
Other assets:
  Patent costs, net of accumulated amortization of
    $40,629 at December 31, 2000 and $34,629 at
    June 30, 2000                                        226,554        194,235
  Equity investment in Epsilon Medical                    42,800         44,030
  Notes receivable from employees                          5,141          5,141
  Other noncurrent assets                                 94,548         46,788
                                                     -----------    -----------
                                                         369,043        290,194
                                                     -----------    -----------
Total Assets                                         $ 7,325,929    $ 9,468,757
                                                     ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   432,522    $   612,003
  Accrued expenses                                       463,407        840,559
  Current portion of long-term debt                      176,471        176,471
  Obligations under capital lease                          5,672          5,672
                                                     -----------    -----------
                                                       1,078,072      1,634,705
Long term liabilities:
  Long-term debt, net of current portion                 323,529        411,765
  Obligations under capital lease                          8,508         10,996
  Deferred income taxes                                   29,000         29,000
                                                     -----------    -----------
                                                         361,037        451,761
Stockholders' equity:
  Common stock, $0.10 par value; 20,000,000
    authorized 5,806,439 and 5,708,082 outstanding
    at December 31, 2000 and June 30, 2000,
    respectively                                         580,644        570,808
  Additional paid in capital                          10,078,234      9,896,399
  Deferred compensation                                  (30,287)       (60,576)
  Accumulated deficit                                 (4,741,771)    (3,024,340)
                                                     -----------    -----------
    Total Stockholders' Equity                         5,886,820      7,382,291
                                                     -----------    -----------
Total Liabilities and Stockholders' Equity           $ 7,325,929    $ 9,468,757
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART I. FINANCIAL INFORMATION (continued)
                    Item 1. Financial Statements (continued)

                        CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          THREE  MONTHS ENDED              SIX MONTHS ENDED
                                                     ----------------------------    ----------------------------
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         2000           1999             2000           1999
                                                     ------------    ------------    ------------    ------------

Revenues:
  Product and contract research revenues
    Medical                                          $  849,871      $  824,718       $ 1,589,208     $ 1,561,734
    Semiconductor                                       151,652         136,245           266,720         273,657
  Equipment                                                   0         365,000                 0         365,000
                                                     ----------      ----------       -----------     -----------
      Total revenues                                  1,001,523       1,325,963         1,855,928       2,200,391

Costs and expenses:
  Cost of product and contract research revenues        940,689         720,920         1,722,577       1,212,309
  Cost of equipment                                           0         396,445                 0         396,445
  Research and development                              366,052         290,374           816,233         478,092
  Selling, general and administrative                   567,365         597,868         1,126,054       1,113,980
                                                     ----------      ----------       -----------     -----------
      Total costs and expenses                        1,874,106       2,005,607         3,664,864       3,200,826

Operating loss                                         (872,583)       (679,644)       (1,808,936)     (1,000,435)
Other income (expense)
  Interest income                                        47,034          69,732           119,098         136,464
  Interest expense                                      (13,256)        (21,832)          (26,364)        (42,271)
  Other                                                     (19)         (4,078)           (1,229)         (4,078)
                                                     ----------      ----------       -----------     -----------
Loss before provision (benefit) for income
  Taxes                                                (838,824)       (635,822)       (1,717,431)       (910,320)
Provision (benefit) for income taxes                         --              --                --              --
                                                     ----------      ----------       -----------     -----------
  Net loss                                           $ (838,824)     $ (635,822)      $(1,717,431)    $  (910,320)
                                                     ==========      ==========       ===========     ===========

  Net loss per share - basic                         $    (0.15)     $    (0.12)      $     (0.30)    $     (0.17)
                                                     ==========      ==========       ===========     ===========

  Net loss per share - diluted                       $    (0.15)     $    (0.12)      $     (0.30)    $     (0.17)
                                                     ==========      ==========       ===========     ===========

  Weighted average common shares outstanding used
   for basic earnings per share                       5,806,328        5,207,320        5,789,935       5,195,964
                                                     ==========      ===========      ===========     ===========

  Weighted average common shares outstanding used
   for diluted earnings per share                     5,806,328        5,207,320        5,789,935       5,195,964
                                                     ==========      ===========      ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART 1. FINANCIAL INFORMATION (continued)
                    Item 1. Financial Statements (continued)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         SIX MONTHS ENDED
                                                  ------------------------------
                                                  DECEMBER 31,      DECEMBER 31,
                                                     2000              1999
                                                  ------------      ------------

CASH FLOWS OPERATING ACTIVITIES:
        Net loss                                  $(1,717,431)       $ (910,320)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                       306,481           104,242
  Amortization of deferred compensation                30,289            30,289
  Equity in Loss of Epsilon Medical                     1,230             4,078
  Write off of loan financing fees                      3,392                --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable          158,124          (655,708)
  (Increase) decrease in Inventories                 (168,754)          314,397
  (Increase) decrease in prepaid expenses             (60,524)          (20,146)
  (Increase) decrease in notes receivable               2,294                --
  (Increase) decrease in other noncurrent assets      (53,260)          (38,339)
  Increase (decrease) in accounts payable            (179,481)          211,413
  Increase (decrease) in accrued expenses            (377,152)         (410,676)
                                                  -----------        ----------
    Net cash used in operating activities          (2,054,792)       (1,370,770)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                 (785,256)         (975,136)
  Investment in Epsilon Medical                            --           (50,000)
  Capitalized patent costs                            (38,319)           (9,071)
                                                  -----------        ----------
    Net cash used in investing activities            (823,575)       (1,034,207)

CASH FLOW USED IN FINANCING ACTIVITIES:
  Proceeds from common stock                          191,671           735,068
  Proceeds from long-term debt                             --                --
  Repayments of long-term debt                        (90,724)          (87,698)
  Repayments of revolving credit line                      --           (50,000)
                                                  -----------        ----------
    Cash provided by financing activities             100,947           597,370

  Net decrease in cash                             (2,777,420)       (1,807,607)
  Cash at beginning of year                         4,837,939         6,152,536
                                                  -----------        ----------
  Cash at end of year                             $ 2,060,519        $4,344,929
                                                  ===========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                   $    26,364        $   46,073
  Obligations under capital lease                 $    14,180        $   19,505


             See notes to unaudited condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
                    Item 1: Financial Statements (continued)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

     (Information for the six months ended December 31, 2000 is unaudited.)


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

2.   INTERIM FINANCIAL STATEMENTS

     The financial information for the six months ending December 31, 2000 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the six months ended December 31, 2000 are not necessarily indicative of results that may be expected for the entire year. The information contained in the Form 10-QSB should be read in conjunction with the Company's audited financial statements, included it its Form 10-KSB as of and for the year ending June 30, 2000 filed with the Securities and Exchange Commission.

3.   NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 interprets the application of generally accepted accounting principals to revenue recognition in financial statements. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 and does not expect SAB 101 to have a material effect on its financial position or results of operations.

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

5.   ACCOUNTS RECEIVABLE

     Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contact. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At December 31, 2000 unbilled accounts receivable represented approximately 28.5% of total accounts receivable.

6.   INVESTMENT

     On October 6, 1999 the Company entered into an agreement to acquire 38% of the shares outstanding of Epsilon Medical, Inc. for $50,000. The Company has accounted for this investment under the equity method and included the investment in other assets. The carrying amount of the investment reflects the Company's share of all losses as of December 31, 2000.

7.   CREDIT ARRANGEMENTS

        The Company has an unsecured revolving line of credit of $750,000 at prime interest rate and the entire balance was available at December 31, 2000. This line of credit was renewed in January 2001 and is renewable annually. The Company also has a $750,000 equipment purchase facility of which $500,000 was outstanding at December 31, 2000. The Company's loan agreement requires compliance with two financial covenants, measured annually, consistent with the Company's year end. At June 30, 2000 the Company's net loss covenant exceeded the required amount. The Company's bank has waived its rights under the loan agreement with respect to compliance with this financial covenant for a period of one year from June 30, 2000.

                          IMPLANT SCIENCES CORPORATION
                    PART 1: FINANCIAL INFORMATION (continued)
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-KSB for the year ended June 30, 2000. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Quarterly Reports and Annual Report filed by the Company in fiscal 1999 and 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Revenues. Total revenues decreased to approximately $1,002,000 in the three months ended December 31, 2000 from $1,326,000 in the three months ended December 31, 1999. This $324,000 or 24.4% decrease was primarily attributable to a $365,000 decrease in equipment revenue as the Company has discontinued manufacturing and selling low margin customized manufacturing equipment and a 31.7% decrease in government contract and grant revenue as several contracts reach completion. This decrease was offset by a 27.9% increase in medical revenues primarily from sales of the Company's radioactive medical products and radiopaque coating of medical devices. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated, accounted for 32.6% of revenue for the three months ended December 31, 2000 and 26.7% in the three months ended December 31, 1999. The Company's government contract and grant revenue accounted for 22.4% and 24.8% of revenue for the three months ended December 31, 2000 and 1999, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenue increased to approximately $941,000 from approximately $721,000 for the three months ended December 31, 2000 and increased as a percent of revenues to 93.9% from 75.0% in the same periods. This increase in cost is primarily attributable to the completion and staffing of the manufacturing facility for brachytherapy seed production in support of the recent product launch.

     Research and Development. Research and development expenses increased to approximately $366,000 from approximately $290,000 in the three months ended December 31, 2000, a 26.2% increase, due to increased staff, direct materials and depreciation expense in support of product development. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its new product development plans.

     Selling, General and Administrative. Selling, general and administrative expenses decreased to approximately $567,000 from approximately $598,000 in the three months ended December 31, 2000. The 5.2% decrease in selling, general and administrative expenses is primarily attributable to a reduction in recruiting costs, office supplies and stationary and printing expenses. The Company anticipates that in future periods its selling, general and administrative expenses will increase in total dollars expended as a result of its plans to commercialize new products.

     Other Income and Expense, Net. Other income and expense, net consists primarily of interest earned on the Company's short-term investments and interest expense on loans. Other income and expenses decreased to approximately $34,000 in the three months ended December 31, 2000 from approximately $44,000 in the three months ended December 31, 1999. This decrease primarily reflects a reduction in interest income of approximately $23,000 on the Company's short term investments offset by a reduction in interest expense of $9,000 on the Company's loans and $4,000 of expenses associated with the investment in Epsilon Medical, Inc.

SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

Revenues. Total revenues decreased to approximately $1,856,000 in the six months ended December 31, 2000 from $2,200,000 in the six months ended December 31, 1999. This $344,000 or 15.7% decrease was primarily attributable to a $365,000 decrease in equipment revenue as the Company made a one time sale last fiscal year of a low margin customized piece of manufacturing equipment and a 34.0% decrease in government contract and grant revenue as several contracts reach completion. This decrease was offset by a 25.3% increase in medical revenues primarily from sales of the Company's radioactive medical products and radiopaque coating of medical devices. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated, accounted for 38.6% of revenue for the six months ended December 31, 2000 and 39.5% in the six months ended December 31, 1999. The Company's government contract and grant revenue accounted for 21.1% and 26.9% of revenue for the six months ended December 31, 2000 and 1999, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenue increased to approximately $1,723,000 from approximately $1,212,000 for the six months ended December 31, 2000 and increased as a percent of revenues to 92.8% from 66.1% in the same periods. This increase in cost is primarily attributable to the completion and staffing of the manufacturing facility for brachytherapy seed production in support of the recent product launch.

     Research and Development. Research and development expenses increased to approximately $816,000 from approximately $478,000 in the six months ended December 31, 2000, a 70.7% increase, due to increased staff, direct materials and depreciation expense in support of product development. The Company anticipates in future periods its research and development expenses will continue to increase in total dollars expended as a result of its product development plans.

     Selling, General and Administrative. Selling, general and administrative expenses were essentially flat at approximately $1,126,000 for the six months ended December 31, 2000 from approximately $1,114,000 in the six months ended December 31, 1999. The Company anticipates that in future periods its selling, general and administrative expenses may increase in total dollars expended as a result of its plans to commercialize new products.

     Other Income and Expense, Net. Other income and expense, net consists primarily of interest earned on the Company's short-term investments and interest expense on loans. Other income and expenses increased to approximately $92,000 in the six months ended December 31, 2000 from approximately $90,000 in the six months ended December 31, 1999. This increase primarily reflects a decrease in interest income of approximately $17,000 on the Company's short-term investments offset by a decrease in interest expense $16,000 on the Company's loans and $3,000 of expenses associated with the investment in Epsilon Medical, Inc.

     Liquidity and Capital Resources. As of December 31, 2000 the Company had approximately $2,061,000 in cash in the form of checking and short-term investments. The Company also had a $750,000 revolving line of credit from a commercial bank at the prime interest rate of which the entire balance was available at December 31, 2000. This credit line was renewed on January 22, 2001. The Company also has an equipment purchase facility with a commercial bank, under which approximately $500,000 outstanding at December 31, 2000. The Company also has available a new $750,000 equipment purchase facility of which zero was outstanding at December 31, 2000. Under the provisions of its Loan Agreement, the Company is required to maintain compliance with two financial covenants, minimum levels of net worth and net loss limits. At June 30, 2000 the Company's net loss covenant exceeded the required amount. The Company's bank waived its rights under the Loan Agreement with respect to compliance with this financial covenant for a period of one year from June 30, 2000. The Company expects to raise additional capital in the near future. No assurances can be given that we will be successful. During the six months ending December 31, 2000, operating activities used cash of approximately $2,055,000. Net cash used by operating activities primarily reflects the net loss, a decrease in accounts payable and accrued expenses offset by an increase in depreciation and amortization, inventory and other noncurrent assets and a decrease in accounts receivable.

     During the six months ending December 31, 2000, investing activities used cash of approximately $824,000. Net cash used by investing activities included approximately $785,000 in purchases of property and equipment and $38,000 of patent fees. Although the Company does not have significant capital commitments, the Company intends to make significant investments over the next several years to support the development and commercialization of new products and the expansion of manufacturing equipment and facilities.

     During the six months ended December 31, 2000, financing activities provided approximately $101,000 in cash. Net cash provided by financing activities primarily includes approximately $192,000 in proceeds from the exercise of employee stock options and warrants offset by payments on the Company's equipment loan. The Company plans to further increase expenditures to complete development and commercialize new products, to increase its manufacturing capacity, to ensure compliance with international regulations and to broaden its sales and marketing capabilities. The Company believes it has and will be able to obtain sufficient resources to fund its operating activities.

                            PART II OTHER INFORMATION


Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters of a Vote to Security-Holders

     On December 7, 2000 and in conjunction with the Company's 2000 Annual Meeting of Stockholders, stockholders were asked to vote on two proposals.

     Proposal One - To elect five directors of the Company to serve until the 2001 Annual Meeting and until their respective successors are duly elected and qualified. The Board of Directors nominated Anthony J. Armini, Stephen N. Bunker, Robert E. Hoisington, Shunkichi Shimizu and Michael Szycher. The following votes were cast in favor of the five nominees:

                                                                   NUMBER OF
                                   NUMBER OF                   SHARES FOR WHICH
                                SHARES VOTED FOR              AUTHORITY WITHHELD
                                ----------------              ------------------

Anthony J. Armini                  5,715,836                         5,000
Stephen N. Bunker                  5,715,836                         5,000
Robert E. Hoisington               5,715,936                         4,900
Shunkichi Shimizu                  5,715,936                         4,900
Michael Szycher                    5,715,836                         5,000

     Proposal Two - To adopt the addition of the 2000 Incentive and Nonqualified Stock Option Plan and the reservation of 300,000 shares thereunder.

                             NUMBER OF         NUMBER OF           NUMBER OF
                           SHARES VOTED       SHARES VOTED          SHARES
                               FOR              AGAINST            ABSTAINED
                           ------------       ------------         ---------
                             4,626,753           20,879              7,340

Item 5. Other Information

     Not Applicable

Item 6. List of Exhibits

(a) The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-B.

(b) The registrant has filed no reports on Form 8-K during the quarter ended December 31, 2000.

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
   ****10.44  Unit and Warrant Agreement between the Company and American
              Securities Transfer & Trust, Inc., dated April 9, 1999
      *10.45  Agreement between the Company and U.S. Army Space and
              Missile Defense Command, dated May 27, 1999
  *****10.46  Second Amendment to Lease and Extension Agreement
  *****10.47  Sublease Agreement
  *****10.48  Consent to Sublease Agreement
******+10.52  Distributorship agreement, dated January 26, 2000, by and between Implant Sciences Corporation and Medtec Iowa, Inc.
              Portions of this exhibit have been omitted pursuant to a
              request for confidential treatment
 ******10.53  Stock Purchase Agreement, dated March 2, 2000, by and between Implant Sciences Corporation and Medtec Iowa, Inc.
 ******10.54  Research and Development Agreement, dated March 13, 2000, by and between Implant Sciences Corporation and Cardiotech
              International
      *21.1   Subsidiaries of the Company
*******23.1   Consent of Independent Auditors
      *23.2   Consent of Foley, Hoag & Eliot LLP
      *24.1   Power of Attorney

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

     ** Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998.

    *** Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999.

   **** Previously filed in Amendment No. 3 to the Registration Statement, filed on April 30, 1999.

  ***** Previously filed in Form 10QSB for quarter ending December 31, 1999, filed on February 14, 2000.

 ****** Previously filed in Form 10QSB for the quarter ending March 31, 2000, filed on May 15, 2000.

******* Previously filed in Form 10KSB for the fiscal year ending June 30, 2000, filed on September 19, 2000.

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

                                           Implant Sciences Corporation

Date: February 13, 2001                    /s/ Anthony J. Armini
                                           ---------------------------
                                           Anthony J. Armini
                                           President and CEO

Date: February 13, 2001                    /s/ Darlene M. Deptula-Hicks
                                           -----------------------------
                                           Darlene M. Deptula-Hicks
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

Date: February 13, 2001                    /s/ Stephen N. Bunker
                                           ---------------------------
                                           Stephen N. Bunker
                                           Vice President and Chief Scientist,
                                           Director

Date: February 13, 2001                    /s/ Robert E. Hoisington
                                           ------------------------------
                                           Robert E. Hoisington
                                           Director


Date: February 13, 2001                    /s/ Shunkuchi Shimizu
                                           -------------------------
                                           Shunkuchi Shimizu
                                           Director


Date: February 13, 2001                    /s/ Michael Szycher
                                           --------------------------
                                           Michael Szycher
                                           Director