Form 10QSB
period 2001-03-31
IMPLANT SCIENCES CORP
filed 2001-05-11
CIK 1068874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2001.

     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                        Commission file number 000-25839

                          IMPLANT SCIENCES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                         04-2837126
---------------------------------                         ----------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification number)

      107 Audubon Road, #5                                 Wakefield, MA  01880
---------------------------------                         ----------------------


                                  781-246-0700
                           (Issuers telephone number)

                                 NOT APPLICABLE
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES _X_     NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                    Outstanding at March 31, 2001
Common Stock, $.10 par value                                  5,807,140

           Transitional small business disclosure format (check one):

                             YES ___     NO _X_

                      This document consists of ___ pages.

                          IMPLANT SCIENCES CORPORATION

                                      INDEX

                                                                                                  Page No.
                                         PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

               Condensed Balance Sheets as of March 31, 2001 and June 30, 2000
               (unaudited)                                                                            3

               Condensed Statement of Operations for the Three and Nine Months Ended
               March 31, 2001 and March 31, 2000 (unaudited)                                          4

               Condensed  Statement  of Cash Flows for the Nine Months Ended March 31,
               2001 and March 31, 2000 (unaudited)                                                    5

               Notes to Condensed Financial Statements (including data applicable to
               unaudited periods)                                                                     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                   8

                                          PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                                                          11

Item 2.   Changes in Securities and Use of Proceeds                                                  11

Item 3.   Defaults Upon Senior Securities                                                            11

Item 4.   Submission of Matters to a Vote of Security-Holders                                        11

Item 5.   Other Information                                                                          11

Item 6.   Exhibits and Reports on Form 8-K                                                           11

          Signatures                                                                                 12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          IMPLANT SCIENCES CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                              MARCH 31,              JUNE 30,
                                                                2001                   2000

ASSETS
Current Assets:
   Cash and cash equivalents                                $  1,381,000           $  4,838,000
   Accounts receivable, net                                      855,000                949,000
   Inventories                                                   287,000                101,000
   Prepaid and other current assets                              205,000                155,000
                                                            ------------           ------------
      Total Current Assets                                     2,728,000              6,043,000

Property and equipment, net                                    3,516,000              3,136,000
Other non-current assets                                         347,000                290,000
                                                            ------------           ------------
      Total Assets                                          $  6,591,000           $  9,469,000
                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                         $    334,000           $    612,000
   Accrued expenses                                              571,000                841,000
   Current portion of long-term debt                             176,000                176,000
   Obligations under capital leases                                6,000                  6,000
                                                            ------------           ------------
      Total Current Liabilities                                1,087,000              1,635,000
                                                            ------------           ------------

Long-term Liabilities:
   Long-term debt, net of current portion                        280,000                412,000
   Obligations under capital lease                                 7,000                 11,000
   Deferred income taxes                                          29,000                 29,000
                                                            ------------           ------------
                                                                 316,000                452,000
                                                            ------------           ------------
                                                               1,403,000              2,087,000
                                                            ------------           ------------

Stockholders' equity:
   Common stock, $.01 par value; 20,000,000 shares
     authorized; 5,807,140 and 5,708,082 shares
     issued and outstanding at March 31, 2001 and
     June 30, 2000, respectively                                 581,000                571,000
   Additional paid-in capital                                 10,082,000              9,896,000
   Deferred compensation                                         (15,000)               (61,000)
   Accumulated deficit                                        (5,460,000)            (3,024,000)
                                                            ------------           ------------
      Total Stockholders' Equity                               5,188,000              7,382,000
                                                            ------------           ------------

Total Liabilities and Stockholders' Equity                  $  6,591,000           $  9,469,000
                                                            ============           ============


    The accompanying notes are an integral part of these condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                         --------------------------------          --------------------------------
                                                                     MARCH 31,                                 MARCH 31,
                                                         --------------------------------          --------------------------------
                                                             2001                 2000                 2001                 2000
                                                         -----------          -----------          -----------          -----------
Revenues:
   Product and contract research:
      Medical                                            $ 1,053,000          $   769,000          $ 2,642,000          $ 2,330,000
      Semiconductor                                          239,000              129,000              506,000              403,000
   Equipment                                                      --                   --                   --              365,000
                                                         -----------          -----------          -----------          -----------
         Total revenues                                    1,292,000              898,000            3,148,000            3,098,000
                                                         -----------          -----------          -----------          -----------

Costs and expenses:
   Cost of product and contract research revenues          1,280,000              697,000            3,002,000            1,908,000
   Cost of equipment revenue                                      --                   --                   --              396,000
   Research and development                                  143,000              428,000              960,000              907,000
   Selling, general and administrative                       599,000              537,000            1,725,000            1,651,000
                                                         -----------          -----------          -----------          -----------
      Total costs and expenses                             2,022,000            1,662,000            5,687,000            4,862,000
                                                         -----------          -----------          -----------          -----------

Loss from operations                                        (730,000)            (764,000)          (2,539,000)          (1,764,000)
                                                         -----------          -----------          -----------          -----------

Other income (expense)
   Interest income                                            29,000               66,000              148,000              202,000
   Interest expense                                          (11,000)             (18,000)             (37,000)             (60,000)
   Other expense                                              (1,000)              (2,000)              (2,000)              (6,000)
                                                         -----------          -----------          -----------          -----------
                                                              17,000               46,000              109,000              136,000
                                                         -----------          -----------          -----------          -----------

Loss before provision for income taxes                      (713,000)            (718,000)          (2,430,000)          (1,628,000)
Provision for income taxes                                     6,000                   --                6,000                   --
                                                         -----------          -----------          -----------          -----------

Net loss                                                 $  (719,000)         $  (718,000)         $(2,436,000)         $(1,628,000)
                                                         ===========          ===========          ===========          ===========

Net loss per share - basic                               $     (0.12)         $     (0.13)         $     (0.42)         $     (0.31)
                                                         ===========          ===========          ===========          ===========

Net loss per share - diluted                             $     (0.12)         $     (0.13)         $     (0.42)         $     (0.31)
                                                         ===========          ===========          ===========          ===========

Weighted average common shares outstanding
   used for basic earnings per share                       5,807,140            5,374,582            5,795,681            5,255,676
                                                         ===========          ===========          ===========          ===========

Weighted average common shares outstanding
   used for diluted earnings per share                     5,807,140            5,374,582            5,795,681            5,255,676
                                                         ===========          ===========          ===========          ===========


    The accompanying notes are an integral part of these condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                               ---------------------------------
                                                                            MARCH 31,
                                                                   2001                  2000
                                                               -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(2,436,000)          $(1,628,000)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                                499,000               183,000
      Amortization of deferred compensation                         46,000                45,000
      Equity in loss in Epsilon Medical                              2,000                 6,000
      Loan financing fees                                            3,000                    --
      Changes in assets and liabilities:
         Accounts receivable                                        94,000              (476,000)
         Inventories                                              (186,000)              321,000
         Prepaid and other current assets                          (50,000)              (15,000)
         Accounts payable                                         (278,000)              324,000
         Accrued expenses                                         (270,000)             (530,000)
                                                               -----------           -----------

            Net cash used by operating activities               (2,576,000)           (1,770,000)
                                                               -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in Epsilon Medical                                        --               (50,000)
   Purchase of property and equipment                             (867,000)           (1,443,000)
   Other non-current assets                                        (74,000)              (45,000)
                                                               -----------           -----------

            Net cash used by investing activities                 (941,000)           (1,538,000)
                                                               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock                                      196,000             3,723,000
   Repayments of long-term debt                                   (136,000)             (173,000)
   Repayments of revolving credit line                                  --              (155,000)
                                                               -----------           -----------

            Net cash provided by financing activities               60,000             3,395,000
                                                               -----------           -----------

            Net decrease in cash and cash equivalents           (3,457,000)               87,000
            Cash and cash equivalents, beginning                 4,838,000             6,153,000
                                                               -----------           -----------
            Cash and cash equivalents, ending                  $ 1,381,000           $ 6,240,000
                                                               ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                               $    38,000           $    19,000
   Obligations under capital lease                                  13,000                18,000


    The accompanying notes are an integral part of these condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


1.   DESCRIPTION OF BUSINESS

     Implant Sciences Corporation (the Company) develops products for the medical device industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. The company has received Food and Drug Administration 510(k) clearance to market its I-Plant(TM) Iodine-125 radioactive seed for the treatment of prostate cancer. The Company also has under development interventional cardiology devices, temporary coronary brachytherapy systems and radioactive coronary stents for the prevention of restenosis (reclosure of the artery after balloon angioplasty). In addition, the Company modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry.

2.   INTERIM FINANCIAL STATEMENTS

     The financial information for the nine months ending March 31, 2001 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the nine months ended March 31, 2001 are not necessarily indicative of results that may be expected for the entire year. The information contained in the Form 10-QSB should be read in conjunction with the Company's audited financial statements, included it its Form 10-KSB as of and for the year ending June 30, 2000 filed with the Securities and Exchange Commission.

3.   NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides the SEC's views in applying US GAAP to selected revenue recognition issues. The Company is required to adopt the provisions of this SAB no later than the fourth quarter of fiscal 2001. The SEC issued additional guidance on this SAB in October 2000. The Company is in the process of evaluating this SAB along with the additional guidance and has not yet determined the future impact on its financial statements.

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

5.   ACCOUNTS RECEIVABLE

     Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contact. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At March 31, 2001 unbilled accounts receivable represented approximately 25.6% of total accounts receivable.

6.   INVESTMENT

     On October 6, 1999 the Company entered into an agreement to acquire 38% of the shares outstanding of Epsilon Medical, Inc. for $50,000. The Company has accounted for this investment under the equity method and included the investment in other assets. The carrying amount of the investment reflects the Company's share of all losses as of March 31, 2001.

7.   CREDIT ARRANGEMENT

     The Company also has a $750,000 equipment purchase facility of which $456,000 was outstanding at March 31, 2001. The Company's loan agreement requires compliance with two financial covenants, measured annually, consistent with the Company's year-end. At June 30, 2000 the Company's net loss covenant exceeded the required amount. The Company's bank has waived its rights under the loan agreement with respect to compliance with this financial covenant for a period of one year from June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison for the three months ended March 31, 2001 and 2000

     Revenues. Total revenues for the three months ended March 31, 2001 were $1,292,000 as compared to $898,000 for the comparable prior year period, an increase of $394,000 or 44%. The increase is attributable primarily to revenue recognized from the new I-Plant seed which the company began shipping in the second quarter of fiscal 2001. I-Plant prostate seed sales for the three months ended March 31, 2001 were approximately $217,000 and represented a 79% increase over the preceding quarter. Over the six month period ended March 31, 2001, the I-Plant prostate seed sales have grown at a compounded average rate of 32% per month. In addition to the marked increase and growth in I-Plant seed sales since commercial introduction, the Company has also recognized an approximate 17% increase in medical coating revenues, realized primarily from two new customers, and an 85% increase in our semiconductors business over the comparable prior year period. These gains were offset a 10% decrease in government contract and grant revenue. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, accounted for 30% and 1%, respectively, of revenue for the three months ended March 31, 2001 and 44% and 9%, respectively, of revenue in the three months ended March 31, 2000. MED-TEC Inc., the Company's exclusive distributor of prostate seeds accounted for 17% of revenues for the three months ended March 31, 2001. The Company's government contract and grant revenue accounted for 16% and 26% of revenue for the three months ended March 31, 2001 and 2000, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the three months ended March 31, 2001 were $1,280,000 as compared to $697,000 for the comparable prior year period, an increase of $583,000 or 84%. As a percentage of revenues, the cost of product and contract research revenues increased to 99% for the three months ended March 31, 2001 as compared to 78% for the comparable prior year period. This increase in cost is primarily attributable to the increase in government contract and grant spending, additional personnel and expenses for commercial sale of the I-Plant radioactive prostate seed, and increased depreciation expense due to the addition of new manufacturing equipment.

     Research and Development. Research and development expense for the three months ended March 31, 2001 was $143,000 as compared to $428,000 for the comparable prior year period, a decrease of $285,000 or 67%. This decrease is primarily a result of the completion of development costs associated with the I-Plant seed in connection with the commercial product introduction. The Company anticipates increases in future expenditures resulting from new product development plans.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2001 were $599,000 as compared to $537,000 for the comparable prior year period, an increase of $62,000 or 12%. The increase in selling, general and administrative expenses is primarily a result of the write-off of approximately $78,000 of deferred financing costs. Selling, general and administrative expenses were otherwise consistent with the prior year's expenditures.

     Other Income, Net. Other income, net for the three months ended March 31, 2001 was $17,000 as compared to $46,000 for the comparable prior year period, a decrease of $29,000 or 63%. The decrease is primarily a result of a $37,000 decrease in interest income on available cash balances.

     Net Loss. Net loss for the three month period ended March 31, 2001 was $719,000 as compared to $718,000 for the comparable prior year period, an increase of $1,000 or less than 1%. Net of the effect of the write-off of deferred financing costs the net loss was reduced by $77,000 or 11%. This reduction is attributable, in part, by the marked increase in total revenues and the reduction in research and development expenses. The basic and diluted net loss per share for the three months ended March 31, 2001 was $.12 per share as compared to $.13 per share for the comparable prior year period, a decrease of $.01 or 8%.

Comparison for the nine months ended March 31, 2001 and 2000

     Revenues. Total revenues for the nine months ended March 31, 2001 were $3,148,000 as compared to $3,098,000 for the comparable prior year period, an increase of $50,000 or 2%. The Company realized $365,000 in revenues in the prior year period that was not experienced within the nine month period ended March 31, 2001. Net of the effect of this prior year equipment sale, the Company's core product and contract research sales increased to $3,148,000 for the nine months ended March 31, 2001 from $2,733,000 for the comparable prior year period, an increase of $415,000 or 15%. The increase is attributable primarily to revenue recognized from the new I-Plant seed which the company began shipping in the second quarter of fiscal 2001. I-Plant prostate seed sales for the nine months ended March 31, 2001 were approximately $350,000. Over the six (6) month period ended March 31, 2001, the I-Plant prostate seed sales have grown at a compounded average rate of 32% per month. In addition to the marked increase and growth in I-Plant seed sales since commercial introduction, the Company has also recognized an approximate 5% increase in medical coating revenues, realized primarily from two new customers, and a 26% increase in our semiconductors business. These gains were offset by a 27% decrease in government contact and grant revenue. Less than 15% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker, Corporation and Biomet, Incorporated, accounted for 33% and 2%, respectively, of revenue in the nine months ended March 31, 2001 and 36.7% and 8.4%, respectively, of revenue in the nine months ended March 31, 2000. MED-TEC Inc., the Company's exclusive distributor of prostate seeds accounted for 11% of revenues for the nine months ended March 31, 2001. The Company's government contract and grant revenue accounted for 19.2% and 26.7% of revenue for the nine months ended March 31, 2001 and 2000, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the nine months ended March 31, 2001 was $3,002,000 as compared to $1,908,000 for the comparable prior year period, an increase of $1,094,000 or 57%. As a percentage of revenues, the cost of product and contract research revenues increased to 95% for the nine months ended March 31, 2001 as compared to 70% for the comparable prior year period. This increase in cost is primarily attributable to the increase in government contract and grant spending, additional personnel and expenses for commercial sale of the I-Plant radioactive prostate seed, and increased depreciation expense due to the addition of new manufacturing equipment.

     Research and Development. Research and development expense for the nine months ended March 31, 2001 was $960,000 as compared to $907,000 for the comparable prior year period, an increase of $53,000 or 6%. This increase is primarily a result of the significant costs incurred in the first half of fiscal 2001 in connection with the I-Plant seed development.

     Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended March 31, 2001 were $1,725,000 as compared to $1,651,000 for the comparable prior year period, an increase of $74,000 or 4%. The increase in selling, general and administrative expenses is primarily a result of the write-off of approximately $78,000 of deferred financing costs. Selling, general and administrative expenses were otherwise consistent with the prior year's expenditures.

     Other Income, Net. Other income, net for the nine months ended March 31, 2001 was $109,000 as compared to $136,000 for the comparable prior year period, a decrease of $27,000 or 20%. The decrease is primarily a result of a $54,000 decrease in interest income on available cash balances offset by a $23,000 decrease in interest payments on outstanding debt.

     Net Loss. Net loss for the nine month period ended March 31, 2001 was $2,436,000 as compared to $1,628,000 for the comparable prior year period, an increase of $808,000 or 50%. This increase is attributable, in part, to the costs associated with the production start-up associated with the commercialization of the I-Plant seed, write-off of deferred financing costs, and research associated with the development of the I-Plant seed. The basic and diluted net loss per share for the nine months ended March 31, 2001 was $.42 per share as compared to $.31 per share for the comparable prior year period, an increase of $.11 or 35%.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001 the Company had approximately $1,381,000 in cash in the form of cash and short-term investments. The Company has an equipment purchase facility with a commercial bank, under which approximately $456,000 was outstanding at March 31, 2001. Under the provisions of its Loan Agreement, the Company is required to maintain compliance with two financial covenants, minimum levels of net worth and net loss limits. At June 30, 2000 the Company's net loss covenant exceeded the required amount. The Company's bank waived its rights under the Loan Agreement with respect to compliance with this financial covenant for a period of one year from June 30, 2000. Covenants are measured annually consistent with the Company's fiscal year end.

     During the nine months ending March 31, 2001, operating activities used cash of approximately $2,576,000. Net cash used by operating activities primarily reflects the $2,436,000 net loss, a $278,000 decrease in accounts payable, a $269,000 decrease in accrued expenses, an $186,000 increase in inventory, offset by depreciation and amortization of $499,000.

     During the nine months ending March 31, 2001, investing activities used cash of approximately $941,000. Net cash used by investing activities included $867,000 in purchases of property and equipment and $81,000 of patent fees.

     During the nine months ended March 31, 2001, financing activities provided approximately $60,000 in cash. Net cash provided by financing activities primarily includes proceeds from the exercise of stock options offset by payments on the Company's equipment term loan.

     The Company will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, continued expansion of commercial-scale manufacturing capabilities, and the marketing of its products. The Company's capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in the Company's development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

     As of March 31, 2001, the Company was conducting its operations with approximately $1,381,000 in cash and cash equivalents. The Company estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

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

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  List of Exhibits and Reports on Form 8-K

         (a) The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, in the left hand column correspond to those of Item 601 of Regulation S-B.

         (b) The registrant has filed no reports on Form 8-K during the quarter ended March 31, 2001.

               EXHIBIT NO.                          DESCRIPTION
               -----------                          -----------
                 + 10.55       Amendment to Distributorship Agreement between
                               Med-Tec Iowa, Inc., and Implant Sciences Corporation
                               dated 26 January 2000

               + Filed under application for special treatment.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Implant Sciences Corporation


Date: May 11, 2001                           /s/ Anthony J. Armini
                                             -----------------------------------
                                             Anthony J. Armini
                                             President and CEO


Date: May 11, 2001                           /s/ David C. Volpe
                                             -----------------------------------
                                             David C. Volpe
                                             Acting Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)


Date: May 11, 2001                           /s/ Stephen N. Bunker
                                             -----------------------------------
                                             Stephen N. Bunker
                                             Vice President and Chief Scientist,
                                             Director


Date: May 11, 2001                           /s/ Robert E. Hoisington
                                             -----------------------------------
                                             Robert E. Hoisington
                                             Director


Date: May 11, 2001                           /s/ Shunkuchi Shimizu
                                             -----------------------------------
                                             Shunkuchi Shimizu
                                             Director


Date: May 11, 2001                           /s/ Michael Szycher
                                             -----------------------------------
                                             Michael Szycher
                                             Director