Form 10KSB
period 2001-06-30
IMPLANT SCIENCES CORP
filed 2001-10-15
CIK 1068874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE FISCAL YEAR ENDING JUNE 30, 2001. Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                        Commission file number 000-25839


                          IMPLANT SCIENCES CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                           04-2837126
----------------------------------------                -----------------------
(State  or  other  jurisdiction                         (IRS  Employer
of incorporation or organization)                       Identification  number)

107  Audubon  Road,  #5  Wakefield,  MA                 01880
----------------------------------------                -----------------------
(Address of Principal Executive Offices)                (Zip  Code)


                                  781-246-0700
                                  ------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State  issuer's  revenues  for  its  most  recent  fiscal  year: $4,368,000

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,800,000 as of August 15, 2001 (based on the closing price for such stock as of August 15, 2001).

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:


               Class                       Outstanding at June 30, 2001
    Common Stock, $.10 par value                    5,889,770

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or before October 28, 2001, are incorporated by reference into Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB.

                                     PART 1


ITEM  1.     OUR  BUSINESS

     In addition to historical information, this Annual Report on Form 10-KSB contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate,"
"project," "estimate," "forecast," and similar expressions, among others, identify forward looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business", "Risk Factors", and "Managements Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date thereof. The Company undertakes no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in the Annual Report and in other documents that the Company files from time to time with the Securities and Exchange Commission.

     Implant Sciences Corporation (the "Company"), incorporated in August 1984 has, over the past seventeen years, developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical radiation theraputic devices. We are applying this technology to manufacture radioactive prostate seeds using a dry fabrication process which we believe will be more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry. Our I-Plant seeds will be made radioactive in a nuclear reactor prior to shipment to customers. We believe that the opportunities for radioactive prostate seeds will continue to grow as an attractive alternative to other methods of treatment. The Company has received Food and Drug Administration 510(k) clearance to market its I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer. On February 2, 2000 the Company signed a distribution agreement with MED-TEC Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. In the interventional cardiology field, we are developing internally, as well as with the support of Phase I and Phase II government grants, coronary brachytherapy devices for the prevention of restenosis (reclosure of the artery) after balloon angioplasty. We believe these implants, radioactive seeds used for the treatment of prostate cancer and coronary brachytherapy devices used for the prevention of restenosis (reclosure of the artery) after balloon angioplasty, will have a significant competitive advantage over currently existing devices.

     We are currently developing our proprietary thin film coating technology in order to apply it to radiopaque (visible by x-ray) coatings on stents, guidewires, catheters and other devices used in interventional cardiology procedures. In addition, we are applying our ion implantation technologies to modify surfaces to reduce polyethylene wear generation in orthopedic joint implants, manufactured by the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated. We also supply ion implantation services to numerous semiconductor manufacturers, research laboratories and universities. We currently have seventeen issued United States patents and seven United States patents pending covering our technologies and processes. We also have four international patent applications pending.

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

     Ion implantation can be used to embed single isotopes of radioactive or non-radioactive elements into components. We are using our proprietary equipment to manufacture radioactive seed implants for the treatment of prostate cancer and other carcinomas which can be manufactured without expensive cyclotrons or linear accelerators and without hazardous radioactive wet chemistry, the methods currently employed by existing suppliers. We have seventeen patents issued and seven patents pending on our processes. We also believe we can cost-effectively implant ions of therapeutic radioisotopes including phosphorous-32, palladium-103 or ytterbium-90 into a device such as a coronary stent used to reduce restenosis following balloon angioplasty.

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

CURRENT  AND  FUTURE  PRODUCTS

Prostate  Cancer  Seeds

     General. The alternatives generally presented to patients diagnosed with early stage prostate cancer are surgical removal of the prostate (radical prostatectomy) or external beam radiation. Both techniques frequently have significant side effects including impotence and incontinence. Brachytherapy has been an increasingly popular treatment technique whereby radioactive seeds (each of which is approximately half the size of a grain of rice) are permanently implanted into the prostate. This technique allows the delivery of highly concentrated yet confined doses of radiation directly to the prostate.

Surrounding healthy tissues and organs are spared significant radiation exposure. Advances in transrectal ultrasound and catscan imaging equipment provide detailed and precise measurements of prostate size and shape, for seed distribution and placement.

     Prostate Seeds. We have developed, and been granted two United States patents covering radioactive seeds, implants and methods of manufacturing radioactive seed implants by a proprietary process. The Company has received Food and Drug Administration 510(k) clearance to market its I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer. These seeds are used primarily in the treatment of prostate cancer. A twelve-year study conducted by the Northwest Hospital, Seattle, Washington (the "Northwest Hospital Study") shows that this treatment has a twelve-year disease-free survival rate equal to surgical removal of the prostate and may be superior to other early stage treatments, with a substantial reduction in the negative side effects, impotence and incontinence, frequently associated with surgery and external beam radiation treatment. The National Cancer Institute and American Cancer Society have reported that sexual potency after implantation of radioactive seeds has been 86% to 92%, which compares with rates of 10% to 40% for radical prostectomies and 40% to 60% for external beam radiation therapy. Our production method, involving a proprietary dry fabrication process, does not use radioactive wet chemistry. On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission ("NRC") requirement administered by the Commonwealth of Massachusetts as a NRC Agreement State. On February 2, 2000 we signed a distribution agreement with MED-TEC, Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed.

     Manufacturing. Management believes that the Company's manufacturing process results in lower capital equipment and manufacturing assembly costs and is less hazardous than the manufacturing processes used by our competitors. Other radioactive prostate seed manufacturers use radioactive wet chemistry during seed assembly for iodine-125 products. The Company's dry process, for which it has patents issued and pending, uses a dry fabrication process, and we believe it requires fewer personnel and yields faster throughput. Following seed core assembly we send our seed cores to a nuclear reactor for activation. Using this dry fabrication process, seed cores can be fabricated and inventoried in large quantities and activated only when ordered. Due to the short half-life of iodine-125 (60 days), the competition must assemble and ship seeds on a tight schedule so they can be implanted into the patient at the appropriate radioactive strength.

     Sales. On February 2, 2000 we signed a distribution agreement with MED-TEC, Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. The
Company's two major customers, the Howmedica/Osteonics Division of Stryker, Corporation and Biomet, Incorporated, accounted for 34% of revenues in the year ended June 30, 2001 and 44%, for the comparable prior year period. MED-TEC Inc., the Company's exclusive distributor of prostate seeds accounted for 17% of revenues for the year ended June 30, 2001.

Interventional  Cardiology  Devices

     General. In cooperation with certain device manufacturers and with the support of government research contracts and grants, we are in the process of developing a number of devices to be used in interventional cardiology procedures. Among these devices are temporary coronary brachytherapy systems and coronary stents that are used to reduce restenosis following balloon angioplasty and stents, guidewires and catheters containing radiopaque markers. Coronary stents are made of metals which are not radiopaque and in many cases must be coated with dense precious metals for increased visibility that is critical to their guiding, positioning, manipulation and placement.

Temporary  Coronary  Brachytherapy  Systems

     With the support of a government research grant, we have begun an initiative on a catheter-based brachytherapy system device for the prevention of restenosis, reclosure of the artery, following balloon angioplasty. The catheter is being designed to deliver localized radiation to the patient's artery, using iodine-125, a soft gamma ray emitter mounted on the tip of a delivery catheter. Using our patented core technology for the I-Plant seed we are developing a proprietary process to produce radioactive sources of sufficient strength to be used in the vascular system. We expect that the use of this soft gamma ray isotope within the catheterization laboratory will allow the physician and staff to remain at the patients side during the treatment, which is currently not an option with other gamma ray emitters. We anticipate that this soft gamma ray should also make the procedure more acceptable to the interventional cardiologist, compared to other systems currently in clinical development.

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

     Manufacturing. We believe we now operate one of the highest beam-current ion implanters used in the medical field. This equipment has higher through-put and lower cost than equipment with a lower beam-current. For the Company's new second generation orthopedic coating, this equipment can provide a ceramic coating with superior characteristics due to its patented "blended interface" process.

     Sales. We currently implant CoCr components of total joint replacements made by our customers with nitrogen ions and are developing ceramic ion implantation techniques for total joint replacements. We receive untreated CoCr total joint replacements from our customers and implant them at our facility. We then invoice and ship the implanted total joint replacements to our customers.

     Markets. Osteoarthritis is a natural result of the aging process and is the predominant cause of the need for joint replacement. We believe that longer life expectancy as well as the growth in the number of people over age 50 will cause the demand for total joint replacement to increase. According to the American Academy of Orthopedic Surgeons, the hip and knee total joint replacement market was estimated to be 1,100,000 units in 2000 in the United States. The Company treats approximately 50,000 units each year using its ion implantation process for the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated. Our research has shown that our ceramic coatings can decrease wear debris generation by two-thirds, which we believe will reduce osteolysis and thereby reduce the need for revision surgery.

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

MARKETING  AND  SALES

     Our marketing and sales methods vary according to the characteristics of each of our main business areas. Foreign sales have comprised less than five percent of our total revenues. Sales and marketing to the medical device and semiconductor markets are directed by the Company's Vice President of Marketing and Sales who is assisted by product managers or sales representatives in each area. U.S. sales of the I-Plant iodine-125 radioactive seed is done through our distribution partner MED-TEC Inc. and sales in the other medical device and semiconductor areas are handled by three full time salespeople, product managers or customer service. The solicitation and proposal process for research and development contracts and grants are conducted by the Company's President, its Chief Scientist, and its scientific staff.

Medical  Sales  and  Marketing

     We have partnered with MED-TEC, Inc. to market and sell our radioactive prostate seeds within the United States. We plan to partner with another organization for sales and marketing in Europe. We plan to market our coronary devices directly to cardiovascular manufacturers who will in turn sell the products to hospitals.

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

     To promote sales of our radiopaque coatings, we attend trade shows, use press releases, and our website at www.implantsciences.com. Once a customer's
                                      -----------------------
interest is established, the sales process proceeds with an initial demonstration project funded by the customer. A set of developmental runs are then performed to determine project feasibility and to roughly optimize a parameter set for deposition. After testing of samples generated and considering cost estimates for production quantities, the customer may authorize us to proceed to pilot production.

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

Semiconductor  Sales  and  Marketing

     Since semiconductor ion implantation is a standard process in all integrated circuit fabrication, customers usually know what they want and little education is necessary. Our services are promoted and sold through trade shows, advertising in trade magazines, direct mailings, press releases, and our website at www.implantscisences.com. Most sales are between $600 and $2,500 per order,
    ------------------------
take less than one day to complete, and the entire sales effort is often conducted by telephone. Most of our sales in this area are for outsourced customer-specified ion implantation services which the customer's own ion implantation department is unable or unwilling to perform.

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

RESEARCH  AND  DEVELOPMENT

     Our technical staff of consists of eleven scientists and engineers, including six with Ph.D. degrees, and five with Bachelor Degrees or with expertise in physical sciences and engineering. All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories. Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research ("SBIR") program. We have obtained over $6 million in U.S. government grants and contracts over the past 10 years.

     We spent approximately $2,975,000 and $2,300,000 on research and development in the fiscal years ended June 30, 2001 and 2000, respectively. Approximately $747,000 and $788,000 of research and development activities were borne directly by customers in 2001 and 2000, respectively.

PATENTS  AND  PROPRIETARY  TECHNOLOGY

     It is our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications. We currently have seventeen issued United States patents and seven United States patent applications pending. We also have four international patent applications pending.

     We have exclusive rights inter-alia under patents covering the following technologies: (i) methods of rendering coronary stents radioactive, (ii) a radioactive, radiopaque stent device, (iii) methods of growing ceramic coatings on orthopedic implants, (iv) methods of generating ion beams and (v) an iodine-125 radioactive prostate seed. In addition, we also have patents pending on (i) a palladium-103 radioactive prostate seed, (ii) vascular brachytherapy devices, and iii) drug eluting stents.

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

GOVERNMENT  REGULATION  AND  ENVIRONMENTAL  MATTERS

     Medical devices incorporating our technologies, such as radioactive prostate seeds and interventional cardiology devices, are subject to FDA regulation. The burden of securing FDA clearance or approval for these core business medical devices rests with the Company's medical device manufacturers or licensees. The Company has received Food and Drug Administration 510(k) clearance to market its I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer.

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

COMPETITION

     In radioactive products, such as prostate seed implants, radioactive brachytherapy devices and coronary stents, we expect to compete with Nycomed Amersham plc, Theragenics Corp., North American Scientific, Inc., Imagyn Medical Technologies, Syncor International Corp., Uromed Corporation, UroCor, Inc, Novoste Corporation and Radiance Medical Systems, Inc. Of these, Nycomed Amersham plc, Theragenics Corp., North American Scientific, Inc, and Imagyn Medical Technologies serve substantially the entire radioactive prostate seed market. In addition, our proposed radioactive brachytherapy devices will compete with alternative technologies such as Novoste Corporation's Beta-Cath system, Johnson and Johnson and Radiance Medical Systems, Inc.'s radioactive tipped guidewires and radioactive filled balloons. The number and types of procedures being performed on the prostate are increasingly drawing new entrants into the market. We believe that competition, and, in turn, pricing pressures, may increase. Many of our competitors have substantially greater financial, technical and marketing resources than we do.

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

     Our primary competition in the semiconductor industry consists of three companies: Ion Implant Services, The Implant Center, and Core Systems. These companies are all located in Silicon Valley, California and primarily serve the silicon wafer production needs of semiconductor factories in their local area, although Ion Implant Corporation does research and development implants nationwide. We primarily serve east coast factories with silicon production and research and development laboratories worldwide.

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

EMPLOYEES

     As of June 30, 2001, we had 55 full time employees. We believe we maintain good relations with our employees. None of our employees is represented by a union or covered by a collective bargaining agreement.

ITEM  2.     PROPERTIES

     We operate out of a 39,300 square foot leased facility in Wakefield, Massachusetts. The facility is located approximately 15 miles north of Boston. The leases expire in March 2002 and March 2003 and one has an option to extend. This facility houses all of our research and development, manufacturing and administrative offices.

ITEM  3.     LEGAL  PROCEEDINGS

     From time to time, the Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties. On the basis of information presently available, the Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material effect on the Company's financial position or results of operations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  TO  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2001.

                                     PART II


ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

MARKET  PRICE

     As of June 30, 2001 the Company's Common Stock, $.10 par value, was traded on the American Stock Exchange under the symbol IMX and on the Boston Stock Exchange under the symbol IMX. On September 10, 1999 the Company was accepted for listing and began trading on the American Stock Exchange. At that time the listing on the Nasdaq SmallCap Market was dropped. The following sets forth the range of high and low closing sales prices on the American Stock Exchange or Nasdaq SmallCap Market during the fiscal year.

                                         HIGH     LOW
                                        -------  ------
      FISCAL YEAR ENDED JUNE 30, 2000:

      Quarter ended September 30        $ 7.875  $3.625
      Quarter ended December 31           7.375   4.250
      Quarter ended March 31             11.875   6.500
      Quarter ended June 30              10.375   8.375

      FISCAL YEAR ENDED JUNE 30, 2001:

      Quarter ended September 30        $ 9.875  $7.563
      Quarter ended December 31           8.250   6.375
      Quarter ended March 31              8.800   6.800
      Quarter ended June 30              10.200   7.750

NUMBER  OF  STOCKHOLDERS

     As of August 31, 2001, there were approximately 757 shareholders of record of the Company's Common Stock, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single street name of each respective depository, bank or broker.

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

SALES  OF  UNREGISTERED  SECURITIES

     None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Year  Ended  June  30,  2001  vs.  June  30,  2000

     Revenues. Total revenues for the year ended June 30, 2001 were $4,368,000 as compared to $3,973,000 for the comparable prior year period, an increase of $395,000 or 10%. The Company realized $365,000 in revenues in the prior year period on a product that was discontinued before the commencement of the fiscal year ended June 30, 2001. Net of the effect of this prior year equipment sale, the Company's core product and contract research sales increased to $4,368,000 for the year ended June 30, 2001 from $3,608,000 for the comparable prior year period, an increase of $760,000 or 21%. The increase is attributable primarily to revenue recognized from the new I-Plant seed which the company began shipping in the second quarter of fiscal 2001. I-Plant prostate seed sales for the year ended June 30, 2001 were approximately $714,000. Over the nine (9) month period ended June 30, 2001, the I-Plant prostate seed sales have grown at a compounded average rate of 29% per month. In addition to the marked increase and growth in I-Plant seed sales since commercial introduction, the Company has also recognized an approximate 7% increase in medical coating revenues, realized primarily from two new customers, and a 47% increase in our semiconductors business. These gains were offset by a 31% decrease in government contract and grant revenue.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker, Corporation and Biomet, Incorporated, accounted for 34% of revenue in the year ended June 30, 2001 and 44%, for the comparable prior year period. MED-TEC Inc., the Company's exclusive distributor of prostate seeds accounted for 17% of revenues for the year ended June 30, 2001. The Company's government contract and grant revenue accounted for 17% and 27% of revenue for the years ended June 30, 2001 and 2000, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the year ended June 30, 2001 was $4,247,000 as compared to $2,749,000 for the comparable prior year period, an increase of $1,498,000 or 54%. As a percentage of revenues, the cost of product and contract research revenues increased to 97% for the year ended June 30, 2001 as compared to 69% for the comparable prior year period. This increase in cost is primarily attributable to the increase in government contract and grant spending, additional personnel and expenses for commercial sale of the I-Plant radioactive prostate seed, and increased depreciation expense due to the addition of new manufacturing equipment.

     Research and Development. Research and development expense for the year ended June 30, 2001 was $1,500,000 as compared to $1,345,000 for the comparable prior year period, an increase of $155,000 or 12%. This increase is primarily a result of the significant costs incurred in the first half of fiscal 2001 in connection with the I-Plant seed development. The costs associated with the development of the I-Plant seed have ceased as a result of the commercialization of the I-Plant seed.

     Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2001 were $2,319,000 as compared to $2,188,000 for the comparable prior year period, an increase of $131,000 or 6%. Included in selling, general and administrative costs, was approximately $259,000 related to stock based compensation. These costs reflect non-cash charges that were not included in the prior year's costs. Accordingly, selling, general and administrative costs, net of the charges for stock based compensation, decreased to $2,029,000 for the year ended June 30, 2001, a decrease of $159,000 or 7% as compared to the comparable prior year period. This decrease reflects the Company's cost containment measures implemented during the second half of fiscal 2001.

     Other Income and Expenses, Net. Other income, net for the year ended June 30, 2001 was $118,000 as compared to $217,000 for the comparable prior year period, a decrease of $99,000 or 46%. The decrease is primarily a result of a $133,000 decrease in interest income on available cash balances offset by a $31,000 decrease in interest payments on outstanding debt.

     Net Loss. Net loss for the year ended June 30, 2001 was $3,580,000 as compared to $2,488,000 for the comparable prior year period, an increase of $1,092,000 or 44%. This increase is attributable, in part, to the costs associated with the production start-up associated with the commercialization of the I-Plant seed, noncash charges for stock based compensation, and research associated with the development of the I-Plant seed. The basic and diluted net loss per share for the year ended June 30, 2001 was $.62 per share as compared to $.46 per share for the comparable prior year period, an increase of $.16 or 35%.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The accompanying financial statements have been presented on the assumption that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000 and 2001, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is reaching a critical stage in its growth as it transforms from a research and development company to a commercial company with complete sales, marketing and production capabilities. The Company received Food and Drug Administration 510(k) clearance to market its I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer. On February 2, 2000, the Company signed a distribution agreement with MED-TEC Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. During this time the Company increased its overall operating expenses and overhead to be positioned to further increase its sales and production capabilities.

     During the second half of 2001, the Company implemented a number of programs to reduce its consumption of cash, including operating expense reductions. Management of the Company has outlined a plan of appropriate action steps to attempt to ensure that the Company has adequate sources of cash to meet its working capital needs and research and development activities for at least the next twelve months. In May 2001, management of the Company received approval from the Board of directors to implement this action plan. The key elements of the plan are as follows:

          - Further operating expense reductions to eliminate certain expenditures that are not essential to achieving critical business objectives at this time (e.g., discretionary spending, further development efforts);

          - Pursuit of strategic financing alternatives including additional financing through the form of a $500,000 working capital line of credit with a related party;

          - Replaced certain members of senior management with consultants experienced in a manufacturing environment focused on operational efficiencies. These consultants also come at a much reduced cost that will save the Company approximately $150,000 in salary and benefits

          -    Introduced  its  new  radioactive  prostate  seed  product;

          - Executed a key contract with a hospital in the Southeast US that could have the affect of increasing the Company's planned prostate seed sales for Fiscal 2002; and

          - Discontinued nonessential research and development efforts, other than grants and contracts, that will reduce significantly the costs incurred during fiscal 2001.

     As a result of implementing the above actions, management believes that its existing cash resources and cash from operations will meet working capital and research and development requirements over the next twelve months and improve operating results. However, unanticipated decreases in operating revenues, delays in government funding of grants, increases in expenses or further delays in product development may adversely impact the Company's cash position and require further cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis.

     As of June 30, 2001 the Company had approximately $1,232,000 (including $167,000 of restricted cash) in cash in the form of cash and short-term investments. The Company has an equipment purchase facility with a commercial bank, under which approximately $412,000 was outstanding at June 30, 2001.

     During the year ended June 30, 2001, operating activities used cash of approximately $2,801,000. Net cash used by operating activities primarily reflects the $3,580,000 net loss, a $248,000 increase in inventories, a $290,000 decrease in accounts payable, and a $86,000 decrease in accrued expenses. These uses of cash were offset by $280,000 provided by an increase in accounts receivable and depreciation and amortization of $653,000.

     During the year ended June 30, 2001, investing activities used cash of approximately $1,023,000. Net cash used by investing activities included $977,000 in purchases of property and equipment.

     During the year ended June 30, 2001, financing activities provided approximately $218,000 in cash. Net cash provided by financing activities primarily includes proceeds from the exercise of stock options offset by payments on the Company's equipment term loan. Additionally, in May 2001, the Company repurchased 23,000 shares of the Company's common stock from a former officer at a cost of $207,000, the fair market value of the common stock on the date of the transaction.

     The Company financed its operations utilizing a Revolving Credit Facility ("Credit Facility") and an Equipment Term Loan ("Term Loan") under a Loan Agreement with its bank. The Revolving Credit Facility are unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

     On September 30, 2000, the Company's Credit Facility expired. The Company chose not to renew the Credit Facility and is currently seeking a new credit facility on terms more favorable to the Company. There were no borrowings on the Credit Facility during the year ended June 30, 2001 and no balances outstanding as of June 30, 2001.

     The Company has a term loan facilities of $1,500,000 at June 30, 2000, of which it had utilized $750,000. Interest is payable monthly at 1% above the banks base rate commencing February 1998 (8.8% weighted average interest rate for fiscal 2001). As of June 30, 2001, the balance outstanding was $412,000.

     The Company's Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2001, the Company's net loss covenant was greater than the required amount. On September 28, 2001, the Company and a director and officer of the Company fully collateralized the Term Loan with $167,000 and $200,000 of cash, respectively, and executed pledge agreements with respect to the collateral. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.

     On October 10, 2001, the Company entered into a $500,000 Line of Credit Facility ("Line of Credit") with CardioTech International, Inc. ("CardioTech"), a related party (See Note 10). The Line of Credit provides for funding at the discretion of the Company and is subject to a security agreement providing a second lien on substantially all of the Company's assets. The Line of Credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires October 12, 2002. All amounts due under the Line of Credit are due on October 12, 2002.

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

     As of June 30, 2001, the Company was conducting its operations with approximately $1,232,000 in cash and cash equivalents (including $167,000 of restricted cash). The Company estimates such amounts combined with its cash flow from operations and borrowing arrangements will be sufficient to fund its working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

ITEM  7.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


     The Company's Financial Statements and Related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:

     The Company's Financial Statements and Related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:


                                                                            Page
                                                                            ----
     Report of Independent Auditors                                           19
     Balance Sheet as of June 30, 2001                                        20
     Statements of Operations for the Years Ended June 30, 2000 and 2001 21 Statements of Changes in Stockholders' Equity for the Years
       Ended  June  30,  2000  and  2001                                      22
     Statements of Cash Flows for the Years Ended June 30, 2000 and 2001      23
     Notes to Financial Statements                                       24 - 34

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended June 30, 2001.


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The information required by this item will be set forth in the sections entitled "Management" and "Section 16(a) Beneficial Ownership, Reporting, and Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about December 14, 2001 and to be filed with the Securities and Exchange Commission not later than October 28, 2001, and is incorporated herein by this reference.

ITEM  10.     EXECUTIVE  COMPENSATION

     The information required by this item will be set forth under the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about December 14, 2001 and to be filed with the Securities and Exchange Commission not later than October 28, 2001, and is incorporated herein by this reference.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be set forth in the sections entitled "Share Ownership" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about December 14, 2001 and to be filed with the Securities and Exchange Commission not later than October 28, 2001, and is incorporated herein by this reference.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this item will be set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about December 14, 2001 and to be filed with the Securities and Exchange Commission not later than October 28, 2001, and is incorporated herein by this reference.

                                     PART IV

ITEM  13.     EXHIBIT  INDEX

The  following  are  filed  as  part  of  this  report.

     (a)  The  following  are  filed  as  part  of  this  Form  10-KSB:

          (1) Financial Statements: For a list of financial statements which are filed as part of this Form 10-KSB, See Page 11
          (2)       Exhibits

          Exhibit  Number:

          *3.2      By-Laws  of  the  Company

          *3.3      Articles of Amendment to the Articles of Organization of the
                    Company,  dated  June  9,  1999
          *3.4      Restated Articles of Organization of the Company, dated June
                    9.  1999
          **4.1     Specimen  certificate  for the Common Stock of the Company
          **4.2     Specimen  certificate  for  the Redeemable Warrants of the
                    Company
          ***4.3    Specimen  certificate  for  the  Units  of  the  Company
          **10.1    Employment  Agreement  with  Anthony  J.  Armini,  dated
                    September  26,  1998
          **10.2    Employment  Agreement  with  Stephen  N.  Bunker,  dated
                    September  26,  1998
          *10.3     Employment  Offer  Letter  to Darlene Deptula-Hicks, dated
                    June  15,  1998
          *10.4     Employment Offer Letter to Alan Lucas, dated March 20, 1998
          *10.5     Amendment  to Employment Offer Letter to Alan Lucas, dated
                    September  24,  1998
          *10.6     Form  of  Employee  Agreement  on  Ideas,  Inventions, and
                    Confidential  Information  used  between  1993  and  1995
          *10.7     Form  of  Employee  Agreement  on  Ideas,  Inventions, and
                    Confidential  Information  used  in  1993
          *10.8     Form  of  Employee  Agreement  on  Ideas,  Inventions, and
                    Confidential  Information  used  between  1997  and  1998
          *10.9     Loan Agreement between the Company and US Trust, dated May
                    1,  1996
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

          *10.20    Promissory  Note  signed by Anthony J. Armini in favor of
                    the  Company,  dated  September  26,  1998
          *10.21    Shareholders Agreement between NAR Holding Corporation and
                    Anthony  J.  Armini,  dated  July  15,  1987
          *10.22    Lease  between  the  Company  and  Teachers Insurance and
                    Annuity  Association  of  America,  dated September 29, 1995
          *10.23    First  Amendment to Lease and Expansion Agreement between
                    the Company and Teachers Insuranc and Annuity Association of
                    America,  dated  July  29,  1998
          *10.24    Standard  Cooperative  Research and Development Agreement
                    between the Company and the Naval Research Laboratory, dated
                    January  21,  1997
          *10.25    Cooperative  Agreement between the Company and the United
                    States  of  America  US  Army  Tank-Automotive and Armaments
                    Command  Armament  Research,  Development  and  Engineering
                    Center,  dated  September  30,  19971
          *10.26    Vendor  Agreement  Memorandum  between  the  Company  and
                    Osteonics,  dated  February  2,  19981
          *10.27    Sample Purchase Order between the Company and MicroSpring
                    Company,  Inc.,  dated  October  24,  19961
          *10.28    Asset  Purchase  Agreement  between the Company and Falex
                    Corporation,  dated  November  17,  19951
          *10.29    Settlement between the Company and Erik Akhund, dated July
                    1,  1998
          *10.30    1992  Stock  Option  Plan
          *10.31    Form of Stock Option Agreement under the 1992 Stock Option
                    Plan
          *10.32    1998  Incentive  and  Nonqualified  Stock  Option  Plan
          **10.33   Form  of Incentive Stock Option under the 1998 Incentive
                    and  Nonqualified  Stock  Option  Plan
          **10.34   Form  of  Nonqualified  Stock  Option  under  the  1998
                    Incentive  and  Nonqualified  Stock  Option  Plan
          **10.35   Form  of  Nonqualified  Stock  Option  for  Non-Employee
                    Directors  under  the  1998 Incentive and Nonqualified Stock
                    Option  Plan
          *10.36    Form  of  Lock-Up  Agreement
          **10.37   Agreement Appointing Transfer Agent and Registrar between
                    the  Company  and  American Securities and Transfer & Trust,
                    Inc.,  dated  October  19,  1998
          **10.38   Certification  of  Corporate Secretary dated October 19,
                    1998  concerning  Agreement  Appointing  Transfer  Agent and
                    Registrar  between  the  Company  and  American  Securities
                    Transfer  &  Trust,  Inc.
          **10.39   Research  and  Development Agreement between the Company
                    and  Guidant  Corporation,  dated  May  20,  1998
          **10.40   Letter  Agreement  between  the  Company  and  Guidant
                    Corporation,  dated  September  29,  19981
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

          10.46     Second  Amendment  to  Lease  and  Extension  Agreement,
                    previously  filed  in Form 10QSB for quarter ending December
                    31,  1999,  filed  on February 14, 2000, and is incorporated herein  by  reference.
          10.47     Sublease  Agreement,  previously  filed  in Form 10QSB for quarter  ending  December  31,  1999,  filed on February 14,
                    2000,  and  is  incorporated  herein  by  reference.
          10.48     Consent  to  Sublease  Agreement, previously filed in Form
                    10QSB  for  quarter  ending  December  31,  1999,  filed  on
                    February  14, 2000, and is incorporated herein by reference.
          10.52     Distribution  Agreement,  dated  January  26, 2000, by and between  Implant Sciences Corporation and Medtec Iowa, Inc., previously  filed in Form 10QSB for quarter ending March 31,
                    2000,  filed  on May 15, 2000, and is incorporated herein by reference.(1)
          10.53     Stock  Purchase  Agreement,  dated  March  2, 2000, by and between  Implant Sciences Corporation and Medtec Iowa, Inc., previously  filed in Form 10QSB for quarter ending March 31,
                    2000,  filed  on May 15, 2000, and is incorporated herein by reference.
          10.54     Research  and Development Agreement, dated March 13, 2000, by  and  between Implant Sciences Corporation and Cardiotech
                    International,  previously  filed  in Form 10QSB for quarter ending  March  31,  2000,  filed  on  May  15,  2000, and is incorporated  herein  by  reference.
          10.55     Amendment  to  Distributorship  Agreement  between Med-Tec
                    Iowa,  Inc.,  and  Implant  Sciences  Corporation  dated  26
                    January  2000,  previously  filed  in Form 10QSB for quarter ending  March  31,  2001,  filed  on  May  9,  2001,  and is incorporated  herein  by  reference.
          10.56     Line of Credit Letter Agreement, dated October 10, 2001, by and  between  Implant  Sciences  Corporation  and Cardiotech
                    International  Inc.
          10.57     $500,000  Line of Credit Term Grid Note, dated October 10,
                    2001,  by  and  between  Implant  Sciences  Corporation  and
                    Cardiotech  International  Inc.
          10.58     Security Agreement, dated October 10, 2001, by and between
                    Implant  Sciences  Corporation  and Cardiotech International
                    Inc.
          10.59     Guaranty  of  Line  of  Credit  between  Implant  Sciences
                    Corporation  and Cardiotech International Inc. by Anthony J.
                    Armini,  dated  October  10,  2001.
          10.60     Subordination  and  Intercreditor Agreement by and between
                    Cardiotech  International  Inc. and Anthony J. Armini,, Mark
                    Gadarowski,  Dennis  Gadarowski, Richard Sahagian, and Daryl
                    Huntington,  dated  October  10,  2001.
          10.61     Consent of Citizens Bank to Line of Credit Agreement by and
                    between  Implant  Sciences  Corporation  and  Cardiotech
                    International,  Inc.,  dated  October  10,  2001
          10.62     Modification  Agreement  by  and  between Implant Sciences
                    Corporation  and  Citizens  Bank  of  Massachusetts,  dated
                    October  11,  2001.
          10.63     Deposit  Pledge  Agreement by and between Implant Sciences
                    Corporation  and  Citizens  Bank  of  Massachusetts,  dated
                    October  11,  2001.
          10.64     Deposit Pledge Agreement by and between Stephen Bunker and
                    Citizens  Bank  of  Massachusetts,  dated  October 11, 2001.
          10.65     Limited  Guaranty  of  Commercial  Promissory Note between
                    Implant  Sciences  Corporation  and  Citizens  Bank  of
                    Massachusetts  by  Stephen  Bunker,  dated October 11, 2001.
          10.66     Deposit  Account  Control Agreement by and between Implant
                    Sciences  Corporation  and  Citizens  Bank of Massachusetts,
                    dated  October  11,  2001.
          10.67     Deposit  Account  Control Agreement by and between Stephen
                    Bunker and Citizens Bank of Massachusetts, dated October 11,
                    2001.
          *21.1     Subsidiaries  of  the  Company
          23.1      Consent  of  Independent  Auditors
          *23.2     Consent  of  Foley,  Hoag  &  Eliot  LLP

          *24.1     Power  of  Attorney

                  * Previously  filed in the Registration Statement on Form SB-2
                    (Registration No. 333-64499) filed on September 29, 1998, and is incorporated herein by reference.
                 ** Previously  filed  in  Amendment  No.  1 to the Registration
                    Statement, filed on December 21, 1998, and is incorporated herein by reference.
                *** Previously  filed  in  Amendment  No.  2 to the Registration
                    Statement, filed on February 11, 1999, and is incorporated herein by reference.
               **** Previously  filed  in  Amendment  No.  3 to the Registration
                    Statement, filed on April 30, 1999, and is incorporated herein by reference.
                  1 Filed  under  application  for  confidential  treatment.

(b)     Reports  on  Form  8-K:

                    Current Report on form 8-K, dated May 15, 2001 as filed on May 18, 2001, reporting the resignation of Mr. Robert Hoisington as a director of the Company.

                         REPORT OF INDEPENDENT AUDITORS

The  Board  of  Directors  and  Stockholders
Implant  Sciences  Corporation


We have audited the accompanying balance sheet of Implant Sciences Corporation as of June 30, 2001 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Implant Sciences Corporation at June 30, 2001, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.


                                   /s/  ERNST  &  YOUNG  LLP


Boston,  Massachusetts
September  7,  2001,  except
for the fifth paragraph of Note 8,
as  which  the  date  is
October  12,  2001

                                IMPLANT SCIENCES CORPORATION
                                        BALANCE SHEET


                                                                                  JUNE 30,
                                                                                    2001
                                                                                ------------
ASSETS

Current assets:
  Cash and cash equivalents (includes $167,000 of restricted cash)              $ 1,232,000
  Accounts receivable, less allowance of $40,000                                    706,000
  Inventories                                                                       349,000
  Deferred income taxes                                                              62,000
  Prepaid expenses                                                                   36,000
                                                                                ------------
    Total current assets                                                          2,385,000

Property and equipment, net                                                       3,514,000
Investment in Epsilon Medical, Inc.                                                  42,000
Other assets, net                                                                   141,000
                                                                                ------------

  Total assets                                                                  $ 6,082,000
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $   322,000
  Accrued expenses                                                                  786,000
  Current portion of long-term debt                                                 176,000
  Current portion of obligations under capital lease                                  6,000
                                                                                ------------
    Total current liabilities                                                     1,290,000
                                                                                ------------

Long-term liabilities:
  Long-term debt, net of current portion                                            236,000
  Non current obligations under capital lease                                         5,000
  Deferred income taxes                                                              29,000
                                                                                ------------
                                                                                    270,000
                                                                                ------------
    Total liabilities                                                             1,560,000
                                                                                ------------

Stockholders' equity:
  Common stock, $0.10 par value; 20,000,000 shares authorized; 5,912,770
    shares issued; 5,889,770 shares outstanding                                     591,000
  Additional paid-in capital                                                     10,930,000
  Accumulated deficit                                                            (6,604,000)
  Notes receivable from employees                                                  (188,000)
                                                                                ------------
                                                                                  4,729,000
Less: treasury stock, 23,000 shares at cost                                        (207,000)
                                                                                ------------
    Total stockholders' equity                                                    4,522,000
                                                                                ------------

    Total liabilities and stockholders' equity                                  $ 6,082,000
                                                                                ============

   The accompanying notes are an integral part of these financial statements.

                            IMPLANT SCIENCES CORPORATION
                              STATEMENTS OF OPERATIONS

                                                            YEARS ENDED JUNE 30,
                                                         --------------------------
                                                             2000          2001
                                                         ------------  ------------
Revenues:
  Product and contract research revenues:
    Medical                                              $ 3,082,000   $ 3,596,000
    Semiconductor                                            526,000       772,000
  Equipment                                                  365,000             -
                                                         ------------  ------------
    Total revenues                                         3,973,000     4,368,000
                                                         ------------  ------------

Costs and expenses:
  Cost of product and contract research revenues           2,749,000     4,247,000
  Cost of equipment revenue                                  396,000             -
  Research and development                                 1,345,000     1,500,000
  Selling, general and administrative, including
    $320,000 of stock-based compensation                   2,188,000     2,319,000
                                                         ------------  ------------
      Total costs and expenses                             6,678,000     8,066,000
                                                         ------------  ------------

Loss from operations                                      (2,705,000)   (3,698,000)
                                                         ------------  ------------

Other income (expense):
  Interest income                                            300,000       167,000
  Interest expense                                           (78,000)      (47,000)
  Other                                                        1,000             -
  Equity in loss of Epsilon Medical, Inc.                     (6,000)       (2,000)
                                                         ------------  ------------
    Other income                                             217,000       118,000
                                                         ------------  ------------

Net loss                                                 $(2,488,000)  $(3,580,000)
                                                         ============  ============

Net loss per common share - basic and diluted            $     (0.46)  $     (0.62)
                                                         ============  ============

Shares used in computing net loss per common share -
  basic and diluted                                        5,368,557     5,817,212
                                                         ============  ============

   The accompanying notes are an integral part of these financial statements.

                                                IMPLANT SCIENCES CORPORATION
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                          Common  Stock                                                   Notes     Treasury
                                       -------------------   Additional                                 Receivable   Stock
                                       Number of              Paid-In      Deferred       Accumulated      from     --------
                                        Shares     Amount     Capital     Compensation      Deficit      Employees   Shares
                                       ---------  --------  -----------  --------------  -------------  -----------  ------

Balance at June 30, 1999               5,069,320  $507,000  $ 6,517,000  $    (121,000)  $   (536,000)  $ (275,000)       -

Issuance of common stock pursuant to
  exercise of stock options              138,000    14,000      721,000
Issuance of common stock pursuant to
  private placement                      500,000    50,000    2,929,000
Issuance of common stock pursuant to
  employee stock purchase plan               762         -        4,000
Amortization of deferred compensation                                           60,000
Net loss                                                                                   (2,488,000)
                                       ---------  --------  -----------  --------------  -------------  -----------  ------

Balance at June 30, 2000               5,708,082   571,000   10,171,000        (61,000)    (3,024,000)    (275,000)       -

Issuance of common stock pursuant to
  exercise of stock options              195,797    20,000      491,000
Issuance of common stock pursuant to
   exercise of warrants                    7,288         -            -
Issuance of common stock pursuant to
   employee stock purchase plan            1,603         -        9,000
Stock-based compensation                                        259,000
Amortization of deferred compensation                                           61,000
Repayment of notes receivable
  from employees                                                                                            87,000
Repurchase of common stock                                                                                           23,000
Net loss                                                                                   (3,580,000)
                                       ---------  --------  -----------  --------------  -------------  -----------  ------

Balance at June 30, 2001               5,912,770  $591,000  $10,930,000  $           -   $ (6,604,000)  $ (188,000)  23,000
                                       =========  ========  ===========  ==============  =============  ===========  ======


                                        Treasury
                                          Stock        Total
                                       ----------  Stockholders'
                                         Amount       Equity
                                       ----------  ------------

Balance at June 30, 1999               $       -   $ 6,092,000

Issuance of common stock pursuant to
  exercise of stock options                            735,000
Issuance of common stock pursuant to
  private placement                                  2,979,000
Issuance of common stock pursuant to
  employee stock purchase plan                           4,000
Amortization of deferred compensation                   60,000
Net loss                                            (2,488,000)
                                       ----------  ------------

Balance at June 30, 2000                       -     7,382,000

Issuance of common stock pursuant to
  exercise of stock options                            511,000
Issuance of common stock pursuant to
   exercise of warrants                                      -
Issuance of common stock pursuant to
   employee stock purchase plan                          9,000
Stock-based compensation                               259,000
Amortization of deferred compensation                   61,000
Repayment of notes receivable
  from employees                                        87,000
Repurchase of common stock              (207,000)     (207,000)
Net loss                                            (3,580,000)
                                       ----------  ------------

Balance at June 30, 2001               $(207,000)  $ 4,522,000
                                       ==========  ============

   The accompanying notes are an integral part of these financial statements.

                             IMPLANT SCIENCES CORPORATION
                               STATEMENT OF CASH FLOWS

                                 YEARS ENDED JUNE 30,
                                 --------------------

                                                               2000          2001
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(2,488,000)  $(3,580,000)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                              270,000       653,000
    Amortization of deferred compensation                       61,000        61,000
    Non-cash stock compensation expense                              -       259,000
    Equity in loss of Epsilon Medical, Inc.                      6,000         2,000
    Impairment of patents                                            -        80,000
    Write-off of patent costs                                   15,000             -
    Write-off loan financing fees                                    -        11,000
    Changes in operating assets and liabilities:
      Accounts receivable                                     (546,000)      280,000
      Inventories                                              267,000      (248,000)
      Prepaid income taxes                                       9,000             -
      Prepaid expenses                                         (33,000)       18,000
      Notes receivable                                         (25,000)        3,000
      Other noncurrent assets                                  (15,000)        5,000
      Accounts payable                                         512,000      (290,000)
      Accrued expenses                                        (424,000)      (86,000)
                                                           ------------  ------------
        Net cash used in operating activities               (2,391,000)   (2,832,000)
                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Epsilon Medical, Inc.                          (50,000)            -
  Purchase of property and equipment                        (2,174,000)     (977,000)
  Capitalized patent costs                                     (45,000)      (46,000)
                                                           ------------  ------------
    Net cash used in investing activities                   (2,269,000)   (1,023,000)
                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                        3,718,000       607,000
  Repurchase of common stock                                         -      (207,000)
  Repayments of long-term debt                                (218,000)     (182,000)
  Repayments of revolving credit line                         (155,000)            -
                                                           ------------  ------------
    Net cash provided by  financing activities               3,345,000       218,000
                                                           ------------  ------------

  Net decrease in cash and cas equivalents                  (1,315,000)   (3,606,000)
  Cash and cash equivalents, beginning                       6,153,000     4,838,000
                                                           ------------  ------------
  Cash and cash equivalents, ending                        $ 4,838,000   $ 1,232,000
                                                           ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                            $    78,000   $    47,000
  Obligations under capital lease                               17,000        11,000

   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION  OF  BUSINESS

          Implant Sciences Corporation (the Company) develops products for the medical device industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. The Company has received Food and Drug Administration 510(k) clearance to market its I-Plant Iodine-125 radioactive seed for the treatment of prostate cancer. The Company also has under development interventional cardiology devices and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty). In addition, the Company modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry.

          The accompanying financial statements have been presented on the assumption that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000 and 2001, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is reaching a critical stage in its growth as it transforms from a research and development company to a commercial company with complete sales, marketing and production capabilities. The
     Company received Food and Drug Administration 510(k) clearance to market its I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer. On February 2, 2000, the Company signed a distribution agreement with MED-TEC Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. During this time the Company increased its overall operating expenses and overhead to be positioned to further increase its sales and production capabilities.

          During the second half of 2001, the Company implemented a number of programs to reduce its consumption of cash, including operating expense reductions. Management of the Company has outlined a plan of appropriate action steps to attempt to ensure that the Company has adequate sources of cash to meet its working capital needs for at least the next twelve months. In May 2001, management of the Company received approval from the Board of directors to implement this action plan. The key elements of the plan are as follows:

          - Further operating expense reductions to eliminate certain expenditures that are not essential to achieving critical business objectives at this time (e.g., discretionary spending, further development efforts);

          - Pursuit of strategic financing alternatives including additional financing through the form of a $500,000 working capital line of credit with a related party;

          - Replaced certain members of senior management with consultants experienced in a manufacturing environment focused on operational efficiencies. These consultants also come at a much reduced cost that will save the Company approximately $150,000 in salary and benefits

          -    Introduced  its  new  radioactive  prostate  seed  product;

          - Executed a key contract with a hospital in the Southeast US that could have the affect of increasing the Company's planned prostate seed sales for Fiscal 2002; and

          - Discontinued nonessential research and development efforts, other than grants and contracts, that will reduce significantly the costs incurred during fiscal 2001.

          As a result of implementing the above actions, management believes that its existing cash resources and cash from operations will meet working capital and research and development requirements over the next twelve months and improve operating results. However, unanticipated decreases in operating revenues, delays in government funding of grants, increases in expenses or further delays in product development may adversely impact the Company's cash position and require further cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Cash  and  Cash  Equivalents

          The Company considers any security with a maturity of 90 days or less at the time of investment to be cash equivalents. Pursuant to a pledge agreement with the Company's bank, the Company has restricted $167,000 of cash to collateralize a loan with the bank (See Note 8).

     Short-term  Investments

          The Company classifies any security, including marketable securities, with a maturity of greater than 90 days as short-term investments.

     Inventories

          Inventory consists of raw materials, work-in process and finished goods and are stated at the lower of cost (first in, first out) or market.

     Property  and  Equipment  and  Capital  Lease

          Equipment and leasehold improvements are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years. Capitalized leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense. Expenditures for repairs and maintenance are charged to expense as incurred.

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

     Patent  Costs

          The costs to obtain patents are capitalized. The Company amortizes the costs of patents ratably over the shorter of their useful or leagal life. As of June 30, 2001 there were 17 patents issued. Accumulated amortization at June 30, 2001 was approximately $52,000.

     Advertising  Costs

          Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs" and are included in selling, general and administrative expenses. Advertising expenses approximated $34,000 and $12,000, for fiscal 2000 and 2001, respectively.

     Impairment  of  Long-Lived  Assets

          In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", if facts and circumstances suggest that an impairment may have occurred, the unamortized balances of these assets are reviewed. Facts and circumstances indicative of an impairment may include factors such as significant decrease in demand for a product related to an asset, a history of operating cash flow losses, or a projection or forecast that demonstrates continuing losses associated with a revenue producing asset. In the year ended June 30, 2001, certain of these assets were determined to be impaired, and the carrying amounts were reduced, as appropriate. Accordingly, assets with a net carrying value of approximately $80,000 were impaired and written-off by the Company. The aggregate charge is included in the accompanying statements of operations as research and development

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     Concentration  of  Credit  Risk

          The Company grants credit to its customers, primarily large corporations in the medical device, semiconductor industries and the U.S. government. The Company performs periodic credit evaluations of customer financial conditions and generally does not require collateral. Receivables are generally due within thirty days. Credit losses have historically been minimal, which is consistent with management's expectations. Reserves are provided for estimated amounts of accounts receivable which may not be collected. Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables.

          The Company has five (5) major customers that accounted for the following annual revenue:


                          YEAR ENDED JUNE 30,
                        ----------------------
                           2000        2001
                        ----------  ----------
             Company A  $1,501,000  $1,418,000
             Company B   1,023,000     747,000
             Company C           -     726,000
             Company D     260,000      64,000
             Company E     365,000           -

          The accounts receivable at June 30, 2000 and 2001 for Company A was approximately $196,000 and $185,000, respectively. Accounts receivable for Company B at June 30, 2000 and 2001 was $408,000 and $107,000,
     respectively. The accounts receivable at June 30, 2001 for Company C was approximately $156,000.

     Stock  Based  Compensation

          The Company accounts for its stock based compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", rather than the alternative fair value accounting method provided for under FAS No. 123, "Accounting for Stock-Based Compensation. Under APB 25", when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.

     Use  of  Estimates

          The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation, sub-contractor expenses and warranty reserves. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters. Consequently, actual results could differ from such estimates.

     Revenue  Recognition

          The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed and determinable price and terms, delivery of the product has occurred or the service performed in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. The Company provides for estimated returns at the time of shipment based on historical data.

          Contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred. The Company's obligation with respect to these agreements is to perform the research on a best-efforts basis.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     Shipping  and  Handling  Costs

          Shipping and handling costs, such as freight to customers' destinations, are included in cost of sales in the statements of operations. Total shipping and handling costs was $39,000 as of June 30, 2001. These costs, when included in the sales price charged for products, are recognized in net sales.

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

                                                     JUNE 30,
                                              ----------------------
                                                 2000        2001
                                              ----------  ----------
            Company funded                    $1,512,000  $2,228,000
            Customer funded                      788,000     747,000
                                              ----------  ----------

              Total research and development  $2,300,000  $2,975,000
                                              ==========  ==========

          The Company funded and customer funded research and development costs were as follows:

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


                                                       JUNE 30,
                                                 2000          2001

            Basic:
              Net loss                      $(2,488,000)  $(3,580,000)
              Weighted shares outstanding     5,368,557     5,817,212
              Net loss per share - basic    $     (0.46)  $     (0.62)

            Diluted:
              Net loss                      $(2,488,000)  $(3,549,000)
              Weighted shares outstanding     5,368,557     5,817,212
              Net loss per share - diluted  $     (0.46)  $     (0.61)

     New  Accounting  Standards

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 interprets the application of generally accepted accounting principals to revenue recognition in financial statements. The Company adopted SAB 101 in fiscal 2001 and such adoption of SAB 101 does not have a material effect on its financial position or results of operations.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

3.   INVENTORY

          Inventory at June 30, 2001 consists of the following:

          Raw materials          $    209,000
          Work-in-process              75,000
          Finished goods               65,000
                                  -----------

                                  $   349,000
                                  ===========


4.   PROPERTY  AND  EQUIPMENT

          Property and equipment at June 30, 2001 consists of the following:

          Machinery and equipment                              $     4,471,000
          Computers and software                                       291,000
          Furniture and fixtures                                       149,000
          Motor vehicles                                                15,000
          Leased property under capital leases                          28,000
          Leasehold improvements                                       222,000
                                                                ---------------
                                                                     5,176,000
          Less: accumualted depreciation and amortization           (1,662,000)
                                                                ---------------

                                                                 $    3,514,000
                                                                 ==============

5.   ACCRUED  EXPENSES

          Accrued  expenses  at  June  30,  2001  consists  of  the  following:

          Accrued compensation and benefits            $       314,000
          Subcontractor costs                                  328,000
          Deferred revenue                                      18,000
          Accrued legal, accounting and printing               109,000
          Other                                                 15,000
          Warranty                                               2,000
                                                       ---------------

                                                       $       786,000
                                                       ===============

          Included in accrued compensation and benefits as of June 30, 2001 is severance of $45,000 for a former officer.

6.   INVESTMENT  IN  AFFILIATE

          On October 6, 1999, the Company acquired 38% of the outstanding shares of Epsilon Medical, Inc. for $50,000. The Company accounts for their investment in Epsilon Medical, Inc. under the equity method and the carrying amount of their investment is adjusted to reflect the Company's share of all gains and losses. For the years ended June 30, 2000 and 2001, the Company recognized its share of equity losses in Epsilon Medical, Inc. of approximately $6,000 and $2,000, respectively. Summarized financial information is not presented as it is not material to the Company.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

7.   RESEARCH  AND  DEVELOPMENT  ARRANGEMENTS

          The Company is the recipient of several grants under the U.S. Government's Small Business Innovative Research (SBIR) Program. These grants are firm-fixed priced contracts and generally range in length from six to twenty four months. Revenues under such arrangements were approximately $1,023,000 and $746,000 for the years ended June 30, 2000 and 2001, respectively. Unbilled accounts receivable relating to such arrangements was approximately $250,000 and $111,000 for the fiscal years ended June 30, 2000 and 2001, respectively.

          The Company also conducts research and development under cost-sharing arrangements with its commercial customers. Revenues under such arrangements were approximately $30,000 for the fiscal year ended June 30, 2000. There were no revenues under such arrangements for the fiscal year ended June 30, 2001.

8.   BANK  BORROWINGS

          The Company financed its operations utilizing a Revolving Credit Facility ("Credit Facility") and an Equipment Term Loan ("Term Loan") under a Loan Agreement with its bank. The Revolving Credit Facility are unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

          On September 30, 2000, the Company's Credit Facility expired. The Company chose not to renew the Credit Facility and is currently seeking a new credit facility on terms more favorable to the Company. There were no borrowings on the Credit Facility during the year ended June 30, 2001 and no balances outstanding as of June 30, 2001.

          The Company has a term loan facilities of $1,500,000 at June 30, 2000, of which it had utilized $750,000. Interest is payable monthly at 1% above the banks base rate commencing February 1998 (8.8% weighted average interest rate for fiscal 2001). As of June 30, 2001, the balance outstanding was $412,000.

          The Company's Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At
     June 30, 2001, the Company's net loss covenant was greater than the required amount. On September 28, 2001, the Company and a director and officer of the Company fully collateralized the Term Loan with $167,000 and $200,000 of cash, respectively, and executed pledge agreements with respect to the collateral. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.

          On  October  10,  2001,  the  Company  entered into a $500,000 Line of
     Credit Facility ("Line of Credit") with CardioTech International, Inc. ("CardioTech"), a related party (See Note 10). The Line of Credit provides for funding at the discretion of the Company and is subject to a security agreement providing a second lien on substantially all of the Company's assets. The Line of Credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires October 12, 2002. All amounts borrowed under the Line of Credit are due on October 12, 2002.

9.   RELATED  PARTY  TRANSACTION

          Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. CardioTech International Inc. ("CardioTech"), a public company, is a related party with the Company by virtue of its significant business relationships. During fiscal 2001, CardioTech's corporate staff provided certain financial and accounting services to the Company. Amounts of $21,000 are due and payable at June 30, 2001 related to such services.

          In March 2000, the Company entered into a $250,000 joint research agreement with CardioTech International to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. During fiscal 2001, the Company paid $50,000 pursuant to the aforementioned agreement.

          Certain directors of the Company hold positions as directors of CardioTech. The CEO and Chairman of the Board of Directors of the Company is also a director of CardioTech. The CEO and Chairman of the Board of

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     Directors of CardioTech is also a director of the Company. The acting Chief Financial Officer of the Company is also the acting Chief Financial Officer of CardioTech.

          On October 10, 2001, CardioTech provided the Company a $500,000 Line of Credit Facility (See Note 8).

          Accounts receivable from related parties as of June 30, 2001 consisted of a loan of $138,000 to a principle shareholder and loans to five employees, totaling $55,000 all of which bear interest at 6%. These transactions were reported as a reduction of stockholders' equity.

          In January 2000, the Company received notice of the award of a joint research grant. Funding is provided through a $100,000 Phase I grant by the U.S. Department of Health and Human Services, National Heart, Lung & Blood Institute to CardioTech International and sub-grants to the Company and Stanford University.

10.  LEASE  OBLIGATION

          The Company has a twenty-two month operating lease for 21,992 square feet of its manufacturing, research and office space which expires on May 31, 2002 and a three and one half year sublease for 17,300 square feet which expires on March 31, 2003. The Company has an option to extend the operating lease for two additional years. Under the terms of the leases, the Company is responsible for their proportionate share of real estate taxes and operating expenses relating to this facility. Total rental expense for the fiscal years ended June 30, 2000 and 2001 was $281,000 and $531,000, respectively.

          Included in property and equipment at June 30, 2001 is equipment recorded under a capital lease with a net book value of $11,000. Amortization of assets under capital lease obligations is included in depreciation expense.

          Future minimum rental payments required under capital leases and operating leases with noncancelable terms in excess of one year at June 30, 2001, together with the present value of net minimum lease payments are as follows:

                                                        CAPITAL   OPERATING
                                                         LEASE      LEASE
                                                        --------  ----------
           Year ending June 30:
           2002                                         $  7,000  $  317,000
           2003                                            6,000     104,000
                                                        --------  ----------
           Net minimum lease payments                     13,000  $  421,000
                                                                  ==========

           Less: finance charges                           2,000
                                                        --------

           Present value of net minimum lease payments  $ 11,000
                                                        ========

11.  INCOME  TAXES

          The Company's effective income tax rate as of June 30, differed from the U.S. federal statutory income tax rate as set forth below:

                                                        YEARS ENDED JUNE 30,
                                                      ------------------------
                                                         2000         2001
                                                      ----------  ------------
          Expected federal tax rate                   $(846,000)  $(1,205,000)
          State income taxes, net of federal benefit   (193,000)     (214,000)
          Stock compensation expense                     21,000        21,000
          Tax credits                                         -       (55,000)
          Effect of valuation allowance                 958,000     1,381,000
          Non-deductible expenses and other              61,000        72,000
                                                      ----------  ------------

          Effective tax rate                          $   1,000   $         -
                                                      ==========  ============

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Significant components of the Company's deferred tax assets are as follows:

          Deferred tax assets:
            Net operating loss and tax credit carryforwards  $ 2,351,000
            Accrued expenses                                      37,000
            Other                                                 67,000
                                                             ------------
          Total deferred tax assets                            2,455,000
            Valuation allowance                               (2,386,000)
                                                             ------------
          Net deferred tax assets                                 69,000
                                                             ------------

          Deferred tax liabilities:
            Tax over book depreciation                           (36,000)
                                                             ------------
          Total deferred tax liabilities                         (36,000)
                                                             ------------

          Net deferred tax asset                             $    33,000
                                                             ============

          At June 30, 2001 the Company has unused net operating loss carryfowards of approximately $5,655,000, available to reduce federal and state taxable income, and tax credit carryfowards of $75,000, available to offset federal and state taxable income, both of which expire through 2021. A valuation allowance has been established for a portion of the Company's tax assets as their use is dependent on the generation of sufficient future taxable income.

12.  STOCKHOLDERS'  EQUITY

          In September 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equals 100% of the fair market value on the date of the grant. Options expire ten years from the date of the option grant and vest ratably over a three-year period commencing with the second year. A total of 240,000 options were reserved for issuance under the 1998 Plan. Upon adoption of the 1998 Plan, the 1992 Stock Option Plan was terminated. No new stock options will be granted under the 1992 Stock Option Plan, which has been superseded by the 1998 Plan. In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equals 100% of the fair market value on the date of the grant. Options expire ten years from the date of the option grant and vest ratably over a three-year period commencing with the second year. A total of 300,000 options were reserved for issuance under the 2000 Plan.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          The following table presents the activity of the 1992, 1998 and 2000 Stock Option Plans for the years ended June 30, 2000, and 2001:

                                                2001                 2000
                                        ---------------------  -------------------
                                                   WEIGHTED-            WEIGHTED-
                                                    AVERAGE              AVERAGE
                                                    EXERCISE             EXERCISE
                                         SHARES      PRICE     SHARES     PRICE
                                        ---------  ----------  -------  ----------
Outstanding at beginning of period       435,690   $     2.99  320,190  $     1.85

Granted                                  183,000         7.97  115,500        6.16
Exercised                               (195,797)        2.61        -
Canceled                                  (8,000)        8.41        -
                                        ---------  ----------  -------  ----------

Outstanding at end of period             414,893         5.26  435,690        2.99
                                        =========  ==========  =======  ==========

Options exercisable at end of period     361,581         5.05  326,699        2.12
                                        =========  ==========  =======  ==========

Weighted-average fair value of options
   granted during the year                               3.71                 3.95
                                                   ==========           ==========

          In May 2001, the Company entered into a separation agreement with a former officer, that provided for the acceleration of vesting of options for 21,736 shares of the Company's common stock and the repurchase of an additional 23,000 shares of the Company's common stock. As of June 30, 2001, the former officer exercised and sold 32,464 shares and had 14,736 shares vested and exercisable. The Company recognized $259,000 of expense related to this agreement.

          The following table presents weighted average price and life information about significant option groups outstanding at June 30, 2001:

                       OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                ----------------------------------  --------------------
                             WEIGHTED
                             AVERAGE     WEIGHTED              WEIGHTED
     RANGE OF               REMAINING     AVERAGE               AVERAGE
     EXERCISE    NUMBER    CONTRACTUAL   EXERCISE    NUMBER    EXERCISE
      PRICES    OF SHARES   LIFE (YRS)     PRICE    OF SHARES    PRICE
     ---------  ---------  ------------  ---------  ---------  ---------
     $    1.37    126,358          4.69  $    1.37    126,358  $    1.37
          4.00     26,602          6.68       4.00     26,602       4.00
          5.00     53,501          8.33       5.00     28,000       5.00
          6.50     30,000          8.51       6.50     30,000       6.50
          6.63      2,000          8.42       6.63        666       6.63
          6.75      2,000          8.44       6.75      2,000       6.75
          7.00      3,432          7.45       7.00      2,288       7.00
          7.56     75,000          9.07       7.56     65,000       7.56
          7.81      3,000          9.56       7.81          -       7.81
          8.00      5,000          9.40       8.00      4,000       8.00
          8.50     25,000          9.92       8.50     25,000       8.50
          8.53     50,000          9.54       8.53     50,000       8.53
          9.12      8,000          8.97       9.12          -       9.12
          9.50      5,000          8.73       9.50      1,667       9.50
                ---------                           ---------
                  414,893                             361,581
                =========                           =========

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (FAS 123). If the compensation cost for the option plans had been determined based on the fair value at the grant date for grants in 2000 and 2001, consistent with the provisions of FAS 123, the pro forma net loss per share-diluted for 2000 and 2001, would have decreased by $239,000 and $740,000 respectively, and $0.49 per share and $0.70 per share, respectively.

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

          The fair value of options and warrants issued at the date of grant were estimated using the Black-Schols model with the following weighted average assumptions:

                                                 OPTIONS GRANTED
                                        ----------------------------
                                            2000           2001
                                        -------------  -------------
              Volatility                          72%            47%
              Expected life (years)                5              5
              Risk free interest rate   6.10% - 6.49%  4.91% - 6.21%
              Dividend yield                       0%             0%

          The Company has never declared nor paid dividends and does not expect to do so in the foreseeable future.

          The effects on 2000 and 2001 pro forma net income of expensing the estimated fair value of stock options are not necessarily representative of the effects on the results of operations for future years as the periods presented include only one and two years, respectively, of option grants under the Company's plans.

          In June 1999, the Company issued 1,000,000 Units, consisting of one share of common stock, and one redeemable common stock purchase warrant in connection with its initial public offering. Each Unit carries the right to purchase one share of common stock at $9.00, and is redeemable by the Company at $0.20 per warrant if the closing bid price of the common stock averages in excess of $10.50 for a period of 20 consecutive trading days. These warrants expire in June 2002. The Company also issued to the Representative of the Underwriters, for nominal consideration, the Representative's Warrants to purchase 100,000 shares of common stock and 100,000 redeemable warrants at an exercise price of $12.00. The Representative's Warrants expire in June 2004. All of the Company's warrants remain outstanding at June 30, 2001.

13.  ROYALTY  AGREEMENT

          Under the terms of the sale of a former product line, the Company is entitled to minimum annual royalties which aggregate $175,000 over four years. During 2000, the Company recognized approximately $25,000 of royalties under this arrangement. No royalties were recognized under this arrangement in 2001.

14.  401K  PLAN

          The Company has a defined contribution retirement plan which contains a 401(k) program. All employees who are 21 years of age and who have completed one year of service during which they worked at least 1,000 hours are eligible for participation in the plan. The Company makes discretionary contributions to the plan. The Company made cash contributions to the plan of $61,000 and $73,000 in 2000 and 2001, respectively.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

15.  LEGAL  PROCEEDINGS

          From time to time, the Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties. On the basis of information presently available, the Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material effect on the Company's financial position or results of operations.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Implant  Sciences  Corporation

Date:  October  12,  2001          /s/  Anthony  J.  Armini
                                   ---------------------------------------
                                   Anthony  J.  Armini
                                   President,  Chief  Executive  Officer,
                                   Chairman  of  the  Board  of  Directors
                                   (Principal  Executive  Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  October  12,  2001          /s/  Anthony  J.  Armini
                                   ---------------------------------------
                                   Anthony  J.  Armini
                                   President,  Chief  Executive  Officer,
                                   Chairman  of  the  Board  of  Directors
                                   (Principal  Executive  Officer)


Date:  October  12,  2001          /s/  David  C.  Volpe
                                   ---------------------------------------
                                   David  C.  Volpe
                                   Acting  Chief  Financial  Officer
                                   (Principal  Financial and Accounting Officer)


 Date:  October  12,  2001         /s/  Stephen N. Bunker
                                   ---------------------------------------
                                   Stephen  N.  Bunker
                                   Vice  President  and  Chief  Scientist,
                                   Director


Date:  October  12,  2001          /s/  Shunkichi  Shimizu
                                   ---------------------------------------
                                   Shunkichi  Shimizu,  Director


Date:  October  12,  2001          /s/  Michael  Szycher
                                   ---------------------------------------
                                   Michael  Szycher,  Director