Form 10QSB
period 2001-09-30
IMPLANT SCIENCES CORP
filed 2001-11-14
CIK 1068874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2001.

          or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                        Commission file number 000-25839

                          IMPLANT SCIENCES CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                 04-2837126
--------------------------------              --------------------------------
(State or other jurisdiction                   (IRS Employer
of incorporation or organization)              Identification number)


107 Audubon Road, #5                          Wakefield, MA 01880
--------------------------------              --------------------------------

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
                            YES X               NO
                               ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practiable date:

            Class                          Outstanding at September 30, 2001
  Common Stock, $.10 par value                        5,929,269

           Transitional small business disclosure format (check one):
                            YES                 NO X
                               ---                ---

                      This document consists of 13 pages.

                           IMPLANT SCIENCES CORPORATION

                                       INDEX

                                                                              Page No.
                           PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements:

           Condensed Balance Sheets as of September 30, 2001 and June 30, 2001     3
           (unaudited)

           Condensed Statement of Operations for the Three Months Ended
            September 30, 2001 and 2000 (unaudited)                                 4

           Condensed Statement of Cash Flows for the Three Months Ended
            September 30, 2001 and 2000 (unaudited)                                 5

           Notes to Condensed Financial Statements (including data applicable to
            unaudited periods)                                                      6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               9


                             PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                         13

Item 2.  Changes in Securities and Use of Proceeds                                 13

Item 3.  Defaults Upon Senior Securities                                           13

Item 4.  Submission of Matters to a Vote of Security-Holders                       13

Item 5.  Other Information                                                         13

Item 6.  Exhibits and Reports on Form 8-K                                          13

         Signatures                                                                14

PART  I:  FINANCIAL  INFORMATION
ITEM  1:  FINANCIAL  STATEMENTS

                                  IMPLANT SCIENCES CORPORATION
                                    CONDENSED BALANCE SHEETS
                                           (UNAUDITED)

                                                                    SEPTEMBER 30,     JUNE 30,
                                                                        2001            2001
                                                                   ---------------  ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                       $      830,000   $ 1,232,000
   Accounts receivable, net                                               754,000       706,000
   Inventories                                                            263,000       349,000
   Prepaid and other current assets                                        97,000        98,000
                                                                   ---------------  ------------
      Total Current Assets                                              1,944,000     2,385,000

Property and equipment, net                                             3,540,000     3,514,000
Other non-current assets                                                  163,000       183,000
                                                                   ---------------  ------------

      Total Assets                                                 $    5,647,000   $ 6,082,000
                                                                   ===============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                $      363,000   $   322,000
   Accrued expenses                                                       759,000       786,000
   Current portion of long-term debt                                      180,000       176,000
   Obligations under capital leases                                         6,000         6,000
                                                                   ---------------  ------------
      Total Current Liabilities                                         1,308,000     1,290,000
                                                                   ---------------  ------------

Long-term Liabilities:
   Long-term debt, net of current portion                                 208,000       236,000
   Obligations under capital lease                                          4,000         5,000
   Deferred income taxes                                                   29,000        29,000
                                                                   ---------------  ------------
                                                                          241,000       270,000
                                                                   ---------------  ------------
                                                                        1,549,000     1,560,000
                                                                   ---------------  ------------

Stockholders' equity:
   Common stock, $.01 par value; 20,000,000 shares authorized;            593,000       591,000
      5,988,951 and 5,912,770 issued; and 5,965,951 and 5,889,770 outstanding as of September 30, 2001 and June 30, 2001,
      respectively
   Additional paid-in capital                                          11,013,000    10,930,000
   Accumulated deficit                                                 (7,113,000)   (6,604,000)
   Notes receivable from employees                                       (188,000)     (188,000)
                                                                   ---------------  ------------
                                                                        4,305,000     4,729,000
Less: treasury stock of 23,000 shares at cost                            (207,000)     (207,000)
                                                                   ---------------  ------------
      Total stockholders' equity                                        4,098,000     4,522,000
                                                                   ---------------  ------------

Total Liabilities and Stockholders' Equity                         $    5,647,000   $ 6,082,000
                                                                   ===============  ============

     The accompanying notes are an integral part of these condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                    ------------------------
                                                          SEPTEMBER 30,
                                                    ------------------------
                                                       2001         2000
                                                    -----------  -----------
Revenues:
   Product and contract research:
      Medical                                       $1,118,000   $  739,000
      Semiconductor                                    235,000      115,000
                                                    -----------  -----------
         Total revenues                              1,353,000      854,000
                                                    -----------  -----------

Costs and expenses:
   Cost of product and contract research revenues    1,163,000      784,000
   Research and development                            291,000      448,000
   Selling, general and administrative                 413,000      558,000
                                                    -----------  -----------
      Total costs and expenses                       1,867,000    1,790,000
                                                    -----------  -----------

Loss from operations                                  (514,000)    (936,000)
                                                    -----------  -----------

Other income (expense)
   Interest income                                       8,000       73,000
   Interest expense                                     (8,000)     (13,000)
   Other income (expense)                                5,000       (2,000)
                                                    -----------  -----------
                                                         5,000       58,000
                                                    -----------  -----------

Net loss                                            $ (509,000)  $ (878,000)
                                                    ===========  ===========

Net loss per share - basic                          $    (0.09)  $    (0.15)
                                                    ===========  ===========

Net loss per share - diluted                        $    (0.09)  $    (0.15)
                                                    ===========  ===========

Weighted average common shares outstanding
   used for basic earnings per share                 5,968,951    5,773,575
                                                    ===========  ===========

Weighted average common shares outstanding
   used for diluted earnings per share               5,968,951    5,773,575
                                                    ===========  ===========

     The accompanying notes are an integral part of these condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                   -------------------------
                                                         SEPTEMBER 30,
                                                      2001          2000
                                                   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $ (509,000)  $  (878,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                       173,000       144,000
  Amortization of deferred compensation                     -        15,000
  Equity in loss in Epsilon Medical                     1,000         1,000
  Changes in assets and liabilities:
    Accounts receivable                               (48,000)      206,000
    Inventories                                        86,000       (99,000)
    Prepaid and other current assets                        -       (74,000)
    Notes receivable                                        -         3,000
    Accounts payable                                   41,000      (283,000)
    Accrued expenses                                  (27,000)     (477,000)
                                                   -----------  ------------

      Net cash used by operating activities          (283,000)   (1,442,000)
                                                   -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                   (186,000)     (418,000)
Other non-current assets                                7,000             -
                                                   -----------  ------------

      Net cash used by investing activities          (179,000)     (418,000)
                                                   -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock                             85,000       191,000
Repayments of long-term debt                          (25,000)      (45,000)
                                                   -----------  ------------

      Net cash provided by financing activities        60,000       146,000
                                                   -----------  ------------

Net decrease in cash and cash equivalents            (402,000)   (1,714,000)
Cash and cash equivalents, beginning                1,232,000     4,838,000
                                                   -----------  ------------
Cash and cash equivalents, ending                  $  830,000   $ 3,124,000
                                                   ===========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                      $    8,000   $    13,000
Obligations under capital lease                        10,000        16,000

     The accompanying notes are an integral part of these condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

2.   INTERIM  FINANCIAL  STATEMENTS

     The financial information for the three months ending September 30, 2001 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the three months ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire year. The information contained in the Form 10-QSB should be read in conjunction with the Company's audited financial statements, included it its Form 10-KSB as of and for the year ending June 30, 2001 filed with the Securities and Exchange Commission.

3.   NEW  ACCOUNTING  STANDARDS

     In July 2001, the FASB issue SFAS No. 141, Business Combinations. SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations are accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

     In  July  2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible
Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for its first quarter of its 2003 fiscal year. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.

4.   EARNINGS  PER  SHARE

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

5.   ACCOUNTS  RECEIVABLE

     Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contact. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At September 30, 2001 unbilled accounts receivable represented approximately 19.7% of total accounts receivable.

6.   CREDIT  ARRANGEMENT

     The Company financed its operations utilizing a Revolving Credit Facility ("Credit Facility") and an Equipment Term Loan ("Term Loan") under a Loan Agreement with its bank. The Revolving Credit Facility is unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

     On September 30, 2000, the Company's Credit Facility expired. The Company chose not to renew the Credit Facility and is currently seeking a new credit facility on terms more favorable to the Company

     The Company has a term loan facilities of $1,500,000 at September 30, 2001, of which it had utilized $750,000. Interest is payable monthly at 1% above the bank's base rate commencing February 1998. As of September 30, 2001, the balance outstanding was approximately $388,000.

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

     On October 10, 2001, the Company entered into a $500,000 Line of Credit Facility ("Line of Credit") with CardioTech International, Inc. ("CardioTech"), a related party (See Note 7). The Line of Credit provides for funding at the discretion of the Company and is subject to a security agreement providing a second lien on substantially all of the Company's assets. The Line of Credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires October 12, 2002. All amounts borrowed under the Line of Credit are due on October 12, 2002.

7.   RELATED  PARTY  TRANSACTIONS

     Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. CardioTech International Inc. ("CardioTech"), a public company, is a related party with the Company by virtue of its significant business relationships. During the three month period ended September 30, 2001, CardioTech's corporate staff provided certain financial and accounting services to the Company. Amounts of $35,000 are due and payable at September 30, 2001 related to such services.

     In March 2000, the Company entered into a $250,000 joint research agreement with CardioTech International to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. During the three months ended September 30 2001, the Company made no payments pursuant to the aforementioned agreement.

     Certain directors of the Company hold positions as directors of CardioTech. The CEO and Chairman of the Board of Directors of the Company is also a director of CardioTech. The CEO and Chairman of the Board of Directors of CardioTech is also a director of the Company. The acting Chief Financial Officer of the Company is also the acting Chief Financial Officer of CardioTech.

     On  October  10,  2001,  CardioTech provided the Company a $500,000 Line of
Credit  Facility  (See  Note  6).

     Accounts receivable from related parties as of September 30, 2001 consisted of a loan of $138,000 to a principle shareholder and loans to four employees, totaling $50,000 all of which bear interest at 6%. These transactions were reported as a reduction of stockholders' equity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison for the three months ended September 30, 2001 and 2000

     Revenues. Total revenues for the three months ended September 30, 2001 were $1,353,000 as compared to $854,000 for the comparable prior year period, an increase of $499,000 or 58%. The increase is attributable primarily to revenue recognized from the new I-Plant seed which the Company began shipping in the first quarter of fiscal 2001. I-Plant prostate seed sales for the three months ended September 30, 2001 were approximately $524,000. Over the nine month period ended September 30, 2001, the I-Plant prostate seed sales have grown at a compounded average rate of 28% per month. In addition to the marked increase and growth in I-Plant seed sales since commercial introduction, the Company has also recognized an approximate 12% increase in medical coating revenues, and a 105% increase in our semiconductors business over the comparable prior year period. These gains were offset by a 40% decrease in government contract and grant revenue. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, combined, accounted for 28% of revenue for the three months ended September 30, 2001 and 46% of revenue in the three months ended September 30, 2000. MED-TEC Inc., the Company's exclusive distributor of prostate seeds, accounted for 39% of revenues for the three months ended September 30, 2001. The Company's government contract and grant revenue accounted for 7% and 19% of revenue for the three months ended September 30, 2001 and 2000, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the three months ended September 30, 2001 were $1,163,000 as compared to $784,000 for the comparable prior year period, an increase of $379,000 or 48%. As a percentage of revenues, the cost of product and contract research revenues decreased to 86% for the three months ended September 30, 2001 as compared to 92% for the comparable prior year period. This decrease in cost is primarily attributable to the increased volume of sales of the I-Plant radioactive prostate seed. The cost of I-Plant radioactive prostate seed has a high fixed cost component and as the volume of sales of the prostate seed increases management anticipates continued improvements in gross margins as a percentage of revenues.

     Research and Development. Research and development expense for the three months ended September 30, 2001 was $291,000 as compared to $448,000 for the comparable prior year period, a decrease of $157,000 or 35%. This decrease is primarily a result of the completion of development costs associated with the I-Plant seed in connection with the commercial product introduction in fiscal 2001. The Company anticipates increases in future expenditures resulting from new product development plans.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2001 were $413,000 as compared to $558,000 for the comparable prior year period, a decrease of $145,000 or 26%. The decrease in selling, general and administrative expenses is primarily a result of the Company's cost containment measures that were undertaken in the fourth quarter of fiscal 2001. This included a minor reduction in nonessential personnel and reduction of costs associated with outside services.

     Other Income, Net. Other income, net for the three months ended September 30, 2001 was $5,000 as compared to $58,000 for the comparable prior year period, a decrease of $53,000 or 91%. The decrease is primarily a result of a $65,000 decrease in interest income on available cash balances.

     Net Loss. Net loss for the three month period ended September 30, 2001 was $509,000 as compared to $878,000 for the comparable prior year period, a decrease of $369,000 or 42%. This reduction is attributable, in part, by the marked increase in total revenues, especially the growth in the sale of the I-Plant prostate seed, and the reduction in operating expenses. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three months ended September 30, 2001 were $341,000 as compared to $792,000 for the comparable prior year period, a decrease of $451,000 or 57%. This decrease in EBITDA primarily reflects the positive impact of the increasing sales volume of the I-Plant prostate seed compared to the Company's manufacturing fixed cost structure. The basic and diluted net loss per share for the three months ended September 30, 2001 was $.09 per share as compared to $.15 per share for the comparable prior year period, a decrease of $.06 or 40%.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2001 the Company had approximately $830,000 in cash in the form of cash and short-term investments. During the three months ended September 30, 2001, operating activities used cash of approximately $283,000. Net cash used by operating activities primarily reflects the $509,000 net loss, a $48,000 increase in accounts receivable and a $27,000 decrease in accrued expenses; offset by an $86,000 decrease in inventory, a $41,000 increase in accounts payable, and depreciation and amortization of $173,000. During the three months ended September 30, 2001, investing activities used cash of approximately $179,000. Net cash used by investing activities was primarily attributable to $186,000 used in the purchases of property and equipment. During the three months ended September 30, 2001, financing activities provided approximately $60,000 in cash. Net cash provided by financing activities primarily includes proceeds from the exercise of stock options offset by payments on the Company's equipment term loan.

     Through September 30, 2001, the Company had available a Revolving Credit Facility ("Credit Facility") and an Equipment Term Loan ("Term Loan") under a Loan Agreement with its bank. The Revolving Credit Facility is unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

     On September 30, 2000, the Company's Credit Facility expired. The Company chose not to renew the Credit Facility and is currently seeking a new credit facility on terms more favorable to the Company. There were no borrowings on the Credit Facility during the three months ended September 30, 2001 and no balances outstanding as of September 30, 2001.

     The Company has a term loan facility of $1,500,000, of which it had utilized $750,000. Interest is payable monthly at 1% above the bank's base rate commencing February 1998. As of September 30, 2001, the balance outstanding was $388,000.

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

     On October 10, 2001, the Company entered into a $500,000 Line of Credit Facility ("Line of Credit") with CardioTech International, Inc. ("CardioTech"), a related party. The Line of Credit provides for funding at the discretion of the Company and is subject to a security agreement providing a second lien on substantially all of the Company's assets. The Line of Credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires October 12, 2002. All amounts due under the Line of Credit are due on October 12, 2002.

     The accompanying financial statements have been presented on the assumption that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000 and 2001, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is reaching a critical stage in its growth as it has transitioned from a research and development company to a commercial company with complete sales, marketing and production capabilities. The Company received Food and Drug Administration 510(k) clearance to market its I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer. On February 2, 2000, the Company signed a distribution agreement with MED-TEC Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. During this time the Company increased its overall operating expenses and overhead to be positioned to further increase its sales and production capabilities.

     During the second half of fiscal 2001 and first quarter of fiscal 2002, the Company implemented a number of programs to reduce its consumption of cash, including operating expense reductions, increase sales of I-Plant prostate seeds, and provide additional working capital financing. Management of the Company has outlined a plan of appropriate action steps to attempt to ensure that the Company has adequate sources of cash to meet its working capital needs and research and development activities for at least the next twelve months. In May 2001, management of the Company received approval from the Board of directors to implement this action plan. The key elements of the plan were as follows:

          - Further operating expense reductions to eliminate certain expenditures that are not essential to achieving critical business objectives at this time (e.g., discretionary spending, further development efforts);

          - Pursuit of strategic financing alternatives including additional financing through the form of a $500,000 working capital line of credit with a related party, which was executed on October 10, 2001;

          - Replaced certain members of senior management with consultants experienced in a manufacturing environment focused on operational efficiencies. These consultants also come at a much reduced cost that will save the Company approximately $150,000 in salary and benefits

          - Introduction of its new radioactive prostate seed product, which occurred in August 2000;

          - Execution in August 2001 of a key contract with a hospital in the Southeast US that has had the affect of increasing the Company's planned prostate seed sales for fiscal 2002; and

          - Discontinued nonessential research and development efforts, other than grants and contracts, that will reduce significantly the costs incurred during fiscal 2002.

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

     As of September 30, 2001, the Company was conducting its operations with approximately $830,000 in cash and cash equivalents (including $167,000 of restricted cash). The Company estimates such amounts combined with its cash flow from operations and borrowing arrangements will be sufficient to fund its working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

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

                  None.

          (b) The registrant has filed no reports on Form 8-K during the quarter ended September 30, 2001.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Implant  Sciences  Corporation


Date:  November 13, 2001               /s/  Anthony  J.  Armini
                                       --------------------------------------
                                       Anthony  J.  Armini
                                       President  and  CEO

Date:  Novemebr 13, 2001               /s/  David  C.  Volpe
                                       --------------------------------------
                                       David  C.  Volpe
                                       Acting Chief Financial Officer
                                       (Principal  Financial  and
                                       Accounting  Officer)

Date:  November  13, 2001              /s/  Stephen  N.  Bunker
                                       -------------------------------------
                                       Stephen  N.  Bunker
                                       Vice President and Chief Scientist,
                                       Director

Date:  November 13, 2001               /s/  Shunkuchi  Shimizu
                                       --------------------------------------
                                       Shunkuchi  Shimizu
                                       Director

Date:  Novemeber 13, 2001              /s/  Michael  Szycher
                                       --------------------------------------
                                       Michael  Szycher
                                       Director