Form 10KSB/A
period 2001-06-30
IMPLANT SCIENCES CORP
filed 2002-02-08
CIK 1068874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB/A


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

     Implant Sciences Corporation (the "Company"), incorporated in August 1984 has, over the past seventeen years, developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical radiation therapeutic devices. This technology has been applied to the manufacture of radioactive prostate seeds using a dry fabrication process which we believe will be more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry. Our I-Plant seeds are made radioactive in a nuclear reactor prior to shipment to customers. We believe that the opportunities for radioactive prostate seeds will continue to grow as an attractive alternative to other methods of treatment. Research and development on the radioactive prostate seed commenced in approximately June 1988. We received Food and Drug Administration 510(k) clearance to market its I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer in May 1999. On February 2, 2000 we signed a distribution agreement with MED-TEC Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. From approximately May 1999 through August 2000, we expended resources in the building of a production facility to manufacture and sell the radioactive prostate seeds. We recognized our first sales of radioactive prostate seeds in August 2000. The transition from research and development on the radioactive prostate seeds to FDA approval and commercialization of this product represents a critical stage in our growth from a provider of ion implantation services for semiconductor and orthopedic applications to a manufacturer and seller of product in the form of radioactive prostate seeds.

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

     Although there are a wide range of commercial applications for our proprietary technologies, we have chosen to focus initially on the medical device industry. Within the medical device industry, we are concentrating on the prostate cancer, interventional cardiology and orthopedic segments. We are also performing research and development on technology that can be used in the explosives detection industry and have developed a working prototype. Management believes that such technology, if successfully developed and commercialized, could provide us with additional business opportunities for growth.

     Although there are a wide range of commercial applications for our proprietary technologies, we have chosen to focus initially on the medical device industry. Within the medical device industry, we are concentrating on the prostate cancer, interventional cardiology and orthopedic segments. We are also performing research and development on technology that can be used in the explosives detection industry and have developed a working prototype. Management believes that such technology, if successfully developed and commercialized, could provide us with additional business opportunities for growth.


TECHNOLOGIES

     General. We use two core technologies, ion implantation and thin film coatings, to provide enhanced surfaces to various medical implants and semiconductor products. With respect to each core technology, we have developed proprietary processes and equipment for the purpose of improving or altering the surfaces of medical implants and semiconductor wafers.

     Ion implantation and thin film coatings are techniques first developed in the 1970's to improve the functional surface properties of metals, ceramics and polymers, such as friction, wear, wetability and hardness. Ion implantation was initially developed as a means to dope semiconductors in the fabrication of integrated circuits. The accuracy, cleanliness and controllability of this process has made it the standard for semiconductor manufacturing. Ion implantation is generally preferred over other surface modification methods because it does not delaminate, does not require high temperatures and does not deform or alter the dimensions of the treated surface.

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

     Prostate Seeds. We have developed, and been granted two United States patents covering radioactive seeds, implants and methods of manufacturing radioactive seed implants by a proprietary process. We have received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer. These seeds are used primarily in the treatment of prostate cancer. Our 510k clearance permits treatment of any localized tumors treatable by temporary or permanent brachytherapy. Accordingly, we believe there is no liability for off-label use. A twelve-year study conducted by the Northwest Hospital, Seattle, Washington (the "Northwest Hospital Study") shows that this treatment has a twelve-year disease-free survival rate equal to surgical removal of the prostate and may be superior to other early stage treatments, with a substantial reduction in the negative side effects, impotence and incontinence, frequently associated with surgery and external beam radiation treatment. The National Cancer Institute and American Cancer Society have reported that sexual potency after implantation of radioactive seeds has been 86% to 92%, which compares with rates of 10% to 40% for radical prostectomies and 40% to 60% for external beam radiation therapy. Our production method, involving a proprietary dry fabrication process, does not use radioactive wet chemistry. On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission ("NRC") requirement administered by the Commonwealth of Massachusetts as a NRC Agreement State. On February 2, 2000 we signed a distribution agreement with MED-TEC, Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed.

     Manufacturing. Management believes that the Company's manufacturing process results in lower capital equipment and manufacturing assembly costs and is less hazardous than the manufacturing processes used by our competitors. Other radioactive prostate seed manufacturers use radioactive wet chemistry during seed assembly for Iodine-125 products. Our dry process, for which we have patents issued and pending, uses a dry fabrication process, and we believe it requires fewer personnel and yields faster throughput. Following seed core assembly we send our seed cores to a nuclear reactor for activation. Using this dry fabrication process, seed cores can be fabricated and inventoried in large quantities and activated only when ordered. Due to the short half-life of Iodine-125 (60 days), the competition must assemble and ship seeds on a tight schedule so they can be implanted into the patient at the appropriate radioactive strength. We maintain multiple source vendors for our raw materials supplies in the construction of our radioactive prostate seeds including Trace Sciences International, Isoflex USA, Inc., Specialty Glass Products, United Silica Products, Uniform Tube Corporation, and Fraen Machining Corporation. In addition, we maintain multiple nuclear reactor sources capable of activating the radioactive prostate seeds, including Studsvik Nuclear Corporation and NRG Petten.

     Sales. On February 2, 2000 we signed a distribution agreement with MED-TEC Iowa, Inc. ("MED-TEC") Under this agreement, MED-TEC has agreed to act as our exclusive distributor for our Iodine-125 radioactive seed for the treatment of prostate cancer in the United States, the District of Columbia, and Puerto Rico. This agreement has a three year term and may be extended for a further two years by MED-TEC by giving us 120 days written notice. Under this agreement, MED-TEC is obligated to purchase a minimum number of seeds per week from us. The price paid by MED-TEC for our seeds will vary depending upon market conditions. Either party may terminate this agreement on 120 days written notice upon a material breach by the other party. The agreement may also be terminated by either party if it is deprived of the benefits of the agreement as a result of force majeure for a period of more than 120 days. MED-TEC's sales of prostate seeds accounted for 17% of revenues for the year ended June 30, 2001.

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

Temporary Coronary Brachytherapy Systems

     With the support of a government research grant, we have begun an initiative on a catheter-based brachytherapy system device for the prevention of restenosis, reclosure of the artery, following balloon angioplasty. The catheter is being designed to deliver localized radiation to the patient's artery, using Iodine-125, a soft gamma ray emitter mounted on the tip of a delivery catheter. Using our patented core technology for the I-PlantTM seed we are developing a proprietary process to produce radioactive sources of sufficient strength to be used in the vascular system. We expect that the use of this soft gamma ray isotope within the catheterization laboratory will allow the physician and staff to remain at the patients side during the treatment, which is currently not an option with other gamma ray emitters. We anticipate that this soft gamma ray should also make the procedure more acceptable to the interventional cardiologist, compared to other systems currently in clinical development.

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

     Manufacturing. We believe we now operate one of the highest beam-current ion implanters used in the medical field. This equipment has higher through-put and lower cost than equipment with a lower beam-current. For our new second generation orthopedic coating, this equipment can provide a ceramic coating with superior characteristics due to its patented "blended interface" process. We maintain multiple source vendors for our gas supplies, the primary raw material used in the ion implantation process in providing this service, including Trace Sciences International and Isoflex USA, Inc.

     Sales. We currently implant CoCr components of total joint replacements made by our customers with nitrogen ions and are developing ceramic ion implantation techniques for total joint replacements. We receive untreated CoCr total joint replacements from our customers and implant them at our facility. We then invoice and ship the implanted total joint replacements to our customers. We maintain two major customers, the Howmedica/Osteonics Division of Stryker, Corporation and Biomet, Incorporated, accounted for 34% of revenues in the year ended June 30, 2001 and 44%, for the comparable prior year period.

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

     To serve this market, we offer the ion implantation of over 60 of the 92 natural elements for our customers' research programs. We offer all of the necessary dopants for silicon as well as for new materials such as gallium arsenide, silicon carbide, indium phosphide and other advanced compound semiconductors. We also perform high dose ion-implantation of silicon and germanium to improve the crystallinity and to modify the semiconductor properties of these materials. We maintain multiple source vendors for our gas supplies, the primary raw material used in the ion implantation process in providing this service, including Trace Sciences International and Isoflex USA, Inc.

MARKETING AND SALES

     Our marketing and sales methods vary according to the characteristics of each of our main business areas. Foreign sales have comprised less than five percent of our total revenues. Sales and marketing to the medical device and semiconductor markets are directed by the Company's Vice President of Marketing and Sales who is assisted by product managers or sales representatives in each area. U.S. sales of the I-PlantTM Iodine-125 radioactive seed is done through our distribution partner MED-TEC Inc. and sales in the other medical device and semiconductor areas are handled by three full time salespeople, product managers or customer service. The solicitation and proposal process for research and development contracts and grants are conducted by the Company's President, its Chief Scientist, and its scientific staff.


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

RESEARCH AND DEVELOPMENT

     Our technical staff consists of eleven scientists and engineers, including six with Ph.D. degrees, and five with Bachelor Degrees or with expertise in physical sciences and engineering. All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories. Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research ("SBIR") program of the U.S. Government. Under the SBIR program, we retain the right to patent anything developed pursuant to the program, however, the US Government retains a royalty free license to use the technology. We have obtained over $6 million in U.S. government grants and contracts over the past 10 years.

     We spent approximately $2,975,000 and $2,300,000 on research and development in the fiscal years ended June 30, 2001 and 2000, respectively. Approximately $747,000 and $788,000 of research and development activities were borne directly by customers in 2001 and 2000, respectively.

PATENTS AND PROPRIETARY TECHNOLOGY

     It is our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications. We currently have seventeen issued United States patents and seven United States patent applications pending. We also have four international patent applications pending. Of the seventeen patents issued, four (4) are of material importance to us and are in the field of brachytherapy. These four (4) material patents expire in the years 2017 through 2019.

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

     In the 510(k) clearance procedure, a company must show that its new product is "substantially equivalent" to a medical device that is currently approved for use. This process requires an application to the FDA for 510(k) clearance. If the FDA determines that a product is in fact substantially equivalent to a product that has already been approved for use, the FDA grants 510(k) clearance for the sale of the new product. This process is quicker and less expensive than obtaining approval for an entirely new product. We obtained 510(k) clearance for our I-PlantTM prostate seed product in April 1999.

     Supplemental or full pre-market approval ("PMA") reviews require a significantly longer period. A PMA will be required for our interventional cardiology devices. The PMA process begins with an animal test that leads to the preparation of an Investigational Device Exemption ("IDE") granted by the FDA. The IDE allows the company to do a small clinical trial. If successful, a larger, multi-institutional clinical trial is performed. The results of both clinical trials are then summarized in an application to the FDA for approval to market the product.

     We currently have only one device under development that will require the PMA process. This proposed device is a polymer covered drug-eluting stent. This device is now being tested within the animal trial stage of the process. An application for an IDE will not be processed and submitted until completion of the animal trial and the evaluation of the success and viability of moving this proposed device to the IDE stage.

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

     Our medical device manufacturing facility operates under the FDA Quality Control Regulations. Our facility, located in Wakefield, Massachusetts, was registered with the FDA in July 2000 prior to the introduction and commercial sales of our radioactive prostate seed product. Our facility is subject to the FDA's inspection at any time. To date, the FDA has not inspected the facility. During an FDA inspection, however, the FDA has the authority to demand corrective actions for any deficiencies in adherence to Quality Control Regulations, order product recalls, and the cessation of operations and can require that a factory cease operations until it is brought into compliance with these regulations. We employ a senior quality control specialist to ensure adherence to FDA Quality Control Regulations.

     In addition to FDA regulation, certain of our activities are regulated by, and require approvals from, other federal and state agencies. For example, aspects of our operations require the approval of the Massachusetts Department of Public Health and registration with the Department of Labor and Industries.

     In order to ship our radioactive prostate seed product from our facility, we are required to obtain a radioactive sealed source registration from the Massachusetts Department of Health, Labor and Industries ("Mass DOH"). We obtained this certificate prior to the commencement of the commercial sales of our radioactive prostate seed product in August 2000. This certificate requires no maintenance or renewal as long as the design of the radioactive prostate seed is not changed. The Mass DOH can, however, terminate this certification in the event of an accident that would require a redesign of the product. On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission ("NRC") requirement, administered by the Commonwealth of Massachusetts as a NRC Agreement State.

     The State Radiation Control Program ("SRCP") issued to us a license to manufacture and distribute our radioactive prostate seed product. The SRCP performs annual inspections of our facility. Since the commencement of commercial sales of our radioactive prostate seed product in August 2000, the SRCP has performed two (2) inspections of the facility and identified no violations or deficiencies.

     Furthermore, our use, management, transportation, and disposal of certain chemicals and wastes are subject to regulation by several federal and state agencies depending on the nature of the chemical or waste material. Certain toxic chemicals and products containing toxic chemicals require special reporting to the United States Environmental Protection Agency and/or its state counterparts. We are not aware of any specific environmental liabilities that we could incur. Our future operations may require additional approvals from federal and/or state environmental agencies.

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

     None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended June 30, 2001 vs. June 30, 2000

     Revenues. Total revenues for the year ended June 30, 2001 were $4,368,000 as compared to $3,973,000 for the comparable prior year period, an increase of $395,000 or 10%. We realized $365,000 in revenues in the prior year period on a product that was discontinued before the commencement of the fiscal year ended June 30, 2001. Net of the effect of this prior year equipment sale, our core product and contract research sales increased to $4,368,000 for the year ended June 30, 2001 from $3,608,000 for the comparable prior year period, an increase of $760,000 or 21%. The increase is attributable primarily to revenue recognized from the new I-Plant seed which the company began shipping in the second quarter of fiscal 2001. I-Plant prostate seed sales for the year ended June 30, 2001 were approximately $714,000. Over the nine (9) month period ended June 30, 2001, the I-PlantTM prostate seed sales have grown at a compounded average rate of 29% per month. Although management believes the prostate seed business will maintain a trend of strong growth, it is unlikely that a 29% monthly growth rate will be achieved as the product matures. In addition to the marked increase and growth in I-Plant seed sales since commercial introduction, we have also recognized an approximate 7% increase in medical coating revenues, realized primarily from two new customers, and a 47% increase in our semiconductors business. The 47% increase in the semiconductor business is a result of the addition of new customers who require outsourced ion implantation services for research and development activities. These gains were offset by a 31% decrease in government contract and grant revenue.

     Our two major customers, the Howmedica/Osteonics Division of Stryker, Corporation and Biomet, Incorporated, accounted for 34% of revenue in the year ended June 30, 2001 and 44%, for the comparable prior year period. Our sales to these customers decreased solely due to reduced purchase orders. MED-TEC Inc., our exclusive distributor of prostate seeds accounted for 17% of revenues for the year ended June 30, 2001. Our government contract and grant revenue accounted for 17% and 27% of revenue for the years ended June 30, 2001 and 2000, respectively. Our grant revenues, principally Small Business Innovative Research programs, fluctuate due to: (a) our desire to obtain external funding for our research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application.
We have been successful in obtaining Small Business Innovative Research grants in 2001 and 2000. We expect to continue to seek continuation or replacement of its existing Small Business Innovative Research grants in fiscal 2002.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the year ended June 30, 2001 was $4,247,000 as compared to $2,749,000 for the comparable prior year period, an increase of $1,498,000 or 54%. As a percentage of revenues, the cost of product and contract research revenues increased to 97% for the year ended June 30, 2001 as compared to 69% for the comparable prior year period. This increase in cost is primarily attributable to the increase in cost of product sales due to: (a) overall increase in sales volume; (b) additional costs related to the introduction of the radioactive prostate seed, principally personnel costs and depreciation expense related to new equipment; and (c) costs incurred by us in connection with its research grants. During fiscal 2001 and 2000, we utilized Small Business Innovative Research grants as a significant source of funding for our research and development efforts. Our obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, we may continue our research and development efforts related to these projects at our own expense. During fiscal 2001 and 2000, we incurred approximately $728,000 and $170,000, respectively, in excess of amounts received under the terms of the SBIR grants. We have classified such costs as cost of product and contract research revenues to permit comparability between periods. This cost is considered company-funded research and development.

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

     Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2001 were $2,319,000 as compared to $2,188,000 for the comparable prior year period, an increase of $131,000 or 6%. Included in selling, general and administrative costs, was approximately $259,000 related to stock based compensation. These costs reflect non-cash charges that were not included in the prior year's costs. Accordingly, selling, general and administrative costs, net of the charges for stock based compensation, decreased to $2,029,000 for the year ended June 30, 2001, a decrease of $159,000 or 7% as compared to the comparable prior year period.
This decrease reflects our cost containment measures implemented during the second half of fiscal 2001. Cost containment measures included, but were not limited to, the elimination of discretionary spending not essential to achieving critical business objectives, replacement of certain members of senior staff and management with consultants experienced in a manufacturing environment focused on operational efficiencies, reduction of legal expenses associated with patent application preparation, cancellation of the Company's public relations firm's contract, and a reduction of purchases of spare parts inventory.

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

LIQUIDITY AND CAPITAL RESOURCES

     The accompanying financial statements have been presented on the assumption that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000 and 2001, we incurred significant operating losses and utilized significant amounts of cash to fund operations. Research and development on the radioactive prostate seed commenced in approximately June 1988. We received Food and Drug Administration 510(k) clearance to market its I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer in May 1999. On February 2, 2000 we signed a distribution agreement with MED-TEC Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. From approximately May 1999 through August 2000, we expended resources in the building of a production facility to manufacture and sell the radioactive prostate seeds. We recognized its first sales of radioactive prostate seeds in August 2000. Our transition from research and development on the radioactive prostate seeds to FDA approval and commercialization of this product represents a critical stage in our growth whereby we are transforming from a provider of ion implantation services for semiconductor and orthopedic applications to a manufacturer and seller of product in the form of radioactive prostate seeds.

     The completion of our research and development on the radioactive prostate seeds resulted in the discontinuance of research and development expenditures for the current radioactive prostate seed product being marketed and sold. The building and commissioning of the operating facility to manufacture the radioactive prostate seeds will result in ongoing operating expenditures to operate and maintain the facility to meet current production needs. However, management believes that expenditures for capital equipment purchases associated with the manufacture of the radioactive prostate seeds will not be required to meet the demand for product in the foreseeable future. Management believes that the cost structure of our radioactive prostate seed is driven by significant fixed costs, of which capital resources have already been expended prior to initial production, therefore our gross margins as they relate to the sale of radioactive prostate seeds should improve with the increasing volume of radioactive prostate seeds.

     During the second half of 2001, we implemented a number of programs to reduce its consumption of cash, including operating expense reductions. Our management has outlined a plan of appropriate action steps to attempt to ensure that we have adequate sources of cash to meet its working capital needs and research and development activities for at least the next twelve months. In May 2001, our management received approval from the board of directors to implement this action plan. The key elements of the plan are as follows:

          - Further operating expense reductions to eliminate certain expenditures that are not essential to achieving critical business objectives at this time (e.g., discretionary spending, further development efforts);

          - Pursuit of strategic financing alternatives including additional financing through the form of a $500,000 working capital line of credit with a related party;

          - Replaced certain members of senior management with consultants experienced in a manufacturing environment focused on operational efficiencies. These consultants also come at a much reduced cost that will save us approximately $150,000 in salary and benefits;

          -    Introduced its new radioactive prostate seed product;

          - Execution of a key contract by MED-TEC with a hospital in the Southeast US, requiring the use of us as its sole provider of Iodine-125 prostate seeds, that could have the affect of increasing our planned prostate seed sales for Fiscal 2002; and

          - Discontinued nonessential research and development efforts, other than grants and contracts, that will reduce significantly the costs incurred during fiscal 2001.

     As a result of implementing the above actions, management believes that its existing cash resources and cash from operations will meet working capital and research and development requirements over the next twelve months and improve operating results. However, unanticipated decreases in operating revenues, delays in government funding of grants, increases in expenses or further delays in product development may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis.

     As of June 30, 2001 we had approximately $1,232,000 (including $167,000 of restricted cash) in cash in the form of cash and short-term investments. We have an equipment purchase facility with a commercial bank, under which approximately $412,000 was outstanding at June 30, 2001.

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

     During the year ended June 30, 2001, financing activities provided approximately $218,000 in cash. Net cash provided by financing activities primarily includes proceeds from the exercise of stock options offset by payments on our equipment term loan. Additionally, in May 2001, we repurchased 23,000 shares of our common stock from a former officer at a cost of $207,000, the fair market value of the common stock on the date of the transaction.

     We financed our operations utilizing a revolving credit facility and an equipment term loan under a loan agreement with our bank. The revolving credit facility are unsecured and the equipment term loan is cross-collateralized and cross-defaulted. The loan agreement has a first lien on substantially all of our assets.

     On September 30, 2000, our credit facility expired. We chose not to renew the credit facility and are currently seeking a new credit facility on terms more favorable to us. There were no borrowings on the credit facility during the year ended June 30, 2001 and no balances outstanding as of June 30, 2001.

     We have a term loan facility of $1,500,000 at June 30, 2000, of which we had utilized $750,000. Interest is payable monthly at 1% above the banks base rate commencing February 1998 (8.8% weighted average interest rate for fiscal
2001).  As of June 30, 2001, the balance outstanding was $412,000.

     Our loan agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2001, our net loss covenant was greater than the required amount. On September 28, 2001, we and one of our directors and officers fully collateralized the term loan with $167,000 and $200,000 of cash, respectively, and executed pledge agreements with respect to the collateral. Our bank has waived its rights under the loan agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.

     On October 10, 2001, we entered into a $500,000 line of credit facility with CardioTech International, Inc., a related party (See Note 10). The line of credit provides for funding at our discretion and is subject to a security agreement providing a second lien on substantially all of our assets. The line of credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires October 12, 2002. All amounts due under the Line of Credit are due on October 12, 2002.

     We will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, continued expansion of commercial-scale manufacturing capabilities, and the marketing of our products. Our capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

     As of June 30, 2001, we were conducting our operations with approximately $1,232,000 in cash and cash equivalents (including $167,000 of restricted cash). We estimate such amounts combined with our cash flow from operations and borrowing arrangements will be sufficient to fund our working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.


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

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth the aggregate cash compensation paid by us with respect to the three fiscal years ended June 30, 1999, 2000 and 2001 to our chief executive officer and each of the three other most highly compensated executive officers in fiscal 2001. We have no other executive officers.

                                      SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                               Compensation
                                       Annual Compensation                           Awards
                                       -------------------                           ------
                                                                                     Shares
                                                                   Other Annual  Underlying
                                                                  Compensation($)   Options
Name and Principal Position          Year  Salary($)   Bonus ($)        (1)       Granted(#)
-----------------------------------  ----  ----------  ----------  ------------- -----------
Antohy J. Armini*                    2001  $  129,133  $   25,000  $       6,255      90,000
 President, Chief Executive Officer  2000  $  129,837  $   25,000  $      19,386           -
 and Chairman of the Board           1999  $  124,334  $   35,000  $       9,188           -

Stephen N. Bunker*                   2001  $  101,545           -  $       4,872           -
Vice President,                      2000  $  118,213           -  $       6,514           -
Chief Scientist and Director         1999  $   96,135           -  $       2,963           -

Alan D. Lucas                        2001  $  135,434  $   15,000  $       6,370      50,000
Vice President of Sales, Marketing   2000  $  123,478  $   45,000  $        6465      50,000
and Business Development             1999  $  105,694  $   35,000  $         456           -

Darlene M. Deptula-Hicks**           2001  $  132,762  $   15,000  $       6,370      25,000
Former Vice President, Chief         2000  $  121,477  $   40,000  $       6,401      20,000
Financial Officer and Treasurer      1999  $   94,344  $   40,000  $         569      25,200

-------------------
     *     Executive  Officer
     **    Former vice president, chief financial officer and treasurer resigning her position pursuant to a separation agreement effective May 1, 2001. The separation agreement provided for six (6) months of severance payment in the aggregate amount of $68,019 (which amount is included in the $132,762 salary amount set forth in the table above) and the acceleration of vesting of options for 21,736 shares of our common stock and the repurchase of an additional 23,000 shares of our common stock for cash. As of June 30, 2001, the former officer exercised and sold 32,464 shares and had 14,736 shares vested and exercisable. We recognized $259,000 of non-cash, stock-based compensation related to this agreement.

     (1) Other annual compensation consists of life and disability insurance premiums and 401(k) plan benefits paid by us on behalf of these executive officers.

     EMPLOYMENT AGREEMENTS

     Anthony J. Armini. On September 26, 1998, we entered into an employment agreement, with an initial term of five years. Under this employment agreement, Dr. Armini serves as our president and chief executive officer at a base salary of $125,000. In addition, Dr. Armini may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. We and Dr. Armini and are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days' written notice. In the event we terminate Dr. Armini without cause, we will pay him 12 months salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Armini is subject to a non-competition provision.

     Stephen N. Bunker. On September 26, 1998, we entered into an employment agreement with Dr. Bunker in substantially the same form as that described for Dr. Armini. Dr. Bunker serves as our vice president and chief scientist at a base annual salary of $100,000.

     Alan D. Lucas. We entered into a letter agreement with Mr. Lucas, with an effective date of July 1, 2001, which has an initial term of one year. Under this employment agreement, Mr. Lucas serves as our vice president of sales, marketing and business development at a base annual salary of $165,000. In addition, Mr. Lucas may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. Mr. Lucas is eligible to receive a $16,000 bonus at the discretion of the board of directors if he exceeds certain performance goals. He was also granted options to purchase an additional 25,000 shares of common stock, which vested immediately. In the event that we terminate Mr. Lucas without cause, we will pay him four months salary and the vesting of his options will accelerate. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of 12 months after termination of employment with us, Mr. Lucas is subject to a non-competition provision.

     DIRECTOR  COMPENSATION

     Our directors who are our employees do not receive any compensation for service on the board of directors. Directors who are not our employees, other than Mr. Shimizu, are paid a yearly stipend of $2,500 and are reimbursed for reasonable travel expenses incurred in connection with attendance at board and committee meetings.

     Under the 1998 incentive and nonqualified stock option plan, each director who is not our employee, other than Mr. Shimizu, automatically receives an annual grant of options to purchase 2,000 shares of our common stock at an exercise price equal to the closing price of the common stock on that date for each year of service. Each such option will have a term of five years and will vest in full on the date of the grant.

     The following table sets forth certain information regarding stock options held as of June 30, 2001 by the executive officers.

                                       OPTIONS GRANTS IN FISCAL 2001

                                       Number of
                                       Securities     % of Total Granted
                                       Underlying       to Employees in      Exercise
Name and Principal Position          Options Granted      Fiscal Year      Price ($/Sh)   Expiration  Date
-----------------------------------  ---------------  -------------------  -------------  ----------------
Antohy J. Armini                              40,000                21.9%  $        7.56              2005
 President, Chief Executive Officer           50,000                27.3%  $        8.53              2006
 and Chairman of the Board

Alan D. Lucas                                 25,000                13.7%  $        7.56              2010
Vice President of Sales, Marketing            25,000                13.7%  $        8.50              2011
and Business Development

Darlene M. Deptula-Hicks                      25,000                13.7%  $        7.56              2010
Former Vice President, Chief
Financial Officer and Treasurer

                     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                                FISCAL YEAR END OPTION VALUES

                                       Number of Securities        Value of Unexercised
                                      Underlying Unexercised       In-the-Money Options
                                     Options at June 30, 2001      at June 30, 2001 (1)
                                    --------------------------  ---------------------------
Name and Principal Position         Exercisable  Unexercisable  Exercisable   Unexercisable
----------------------------------  -----------  -------------  ------------  --------------
Alan D. Lucas                           111,866         13,334  $    304,131  $       56,670
Vice President of Sales, Marketing
and Business Development

Darlene M. Deptula-Hicks                 14,736              -  $     64,030  $            -
Former Vice President, Chief
Financial Officer and Treasurer

(1)  As of June 30, 2001, the market value of a share of common stock was $9.25.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of November 9, 2001, with respect to the beneficial ownership of our common stock of each director and nominee for director, each named executive officer in the executive compensation table above, all of our directors and current officers as a group, and each person known by us to be a beneficial owner of five percent or more of our common stock. This information is based upon information received from or on behalf of the individuals named therein.

                                                      Number of Shares     Percent of
Name of Beneficial Owner                           Beneficially Owned (1)   Class (2)
-------------------------------------------------  ----------------------  -----------
Patricia A. Armini                                                781,122        13.2%
5 Skytop Drive
Manchester, MA 01944

Casparin Corporation (3)                                          776,418        13.1%
Gorsiraweg 14
P.O. Box 3889
Willemstad, Curacao
Netherland Antilles

MedTec Iowa, Inc.                                                 500,000         8.4%
1401 8th Street
Orange City, Iowa 51041

Anthony J. Armini                                               1,215,122        20.5%

Stephen N. Bunker                                                 636,348        10.7%

Shunkichi Shimizu (4)                                                ____       _____

Michael Szycher                                                     4,000           *

Pasquale Ruggieri                                                   7,348           *

Alan D. Lucas (5)                                                 118,532         2.0%

All Directors and Officers as a group (6 persons)               1,978,350        33.4%

-------------------
* Less than 1%.

     (1) Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed.

     (2) The calculation of percent of class is based on the number of shares of common stock outstanding as of November 9, 2001, excluding shares held by or for us.

     (3) Casparin Corporation is a wholly-owned subsidiary of TREC (Holland) Amsterdam B.V., a sister company of NAR Holding Corporation. Casparin Corporation is a wholly-owned subsidiary of Trec (Holland) Amsterdam B.V. The Company believes that the principal beneficial owner of Trec (Holland) Amsterdam B.V. is Takata Corporation and that its principal beneficial owner is Juchiro Takada.

     (4) Mr. Shimizu is an employee of Casparin Corporation and is not permitted by Casparin Corporation to personally hold any stock or receive any stipend.

     (5)  Includes those options exercisable within 60 days of the date hereof.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CardioTech International Inc., a public company, is a related party with us by virtue of its significant business relationships. During fiscal 2001, Mr. Volpe, the chief financial officer of CardioTech, provided certain financial and accounting services to us on a consulting basis. He was owed $21,000 for all such services rendered through June 30, 2001.

     In March 2000, we entered into a $250,000 joint research agreement with CardioTech International to develop a proprietary porous polymer biocompatible coating technology as a platform for our proprietary radioactive brachytherapy technology. During fiscal 2001, we paid $50,000 pursuant to the aforementioned agreement. The joint research and development agreement provides for CardioTech to develop the polyurethane coating instrumental in the development of a polyurethane coated drug-eluting stent and for CarioTech to grant us a perpetual worldwide exclusive license to use, sublicense and otherwise deal in any technology developed by CardioTech in connection with the development of the stents. In consideration of the research, development and technology transfer, we will pay Cardiotech $150,000 in cash pursuant to a milestone schedule. In addition, CardioTech will sell to us 100,000 shares of CardioTech's common stock at a price of $1.00 per share pursuant to the achievement of certain milestones related to the research and development. The owner of the technology used in connection with the stent will be CardioTech, however such technology will be transferred to us pursuant to a technology license as described above. The developed technology represents a "platform" in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent. The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to us. The material deadline is therefore the delivery of an operative prototype. We are obligated to pay the entire $250,000 if all milestone conditions are met. Through September 20, 2001 we have made cash payments of $115,000 to CardioTech.

     Certain of our directors hold positions as directors of CardioTech. Our chief executive officer and chairman of the board of directors is also a director of CardioTech. The chief executive officer and chairman of the board of directors of CardioTech is also a one of our directors. Our acting chief financial officer is also the acting chief financial officer of CardioTech.

     On October 10, 2001, CardioTech provided us a $500,000 line of credit facility. The line of credit provides for funding at our discretion is subject to a security agreement providing a second lien on substantially all of our assets, and provides for a $15,000 commitment fee payable on the earlier of the date we first draw down on the line of credit or April 15, 2001. The line of credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires October 12, 2002. All amounts borrowed under the line of credit are due on October 12, 2002. As of June 30, 2001 and October 10, 2001, there were no amounts drawn on the line of credit and no borrowings outstanding.

     Accounts receivable from related parties as of June 30, 2001 consisted of a loan of $138,000 to Dr. Armini. This loan was used to exercise options for 50,000 shares of our common stock on December 9, 1997. The loan is due and payable upon the disposal of the 50,000 shares and the loan bears interest at 6% per annum. Additionally, loans totaling $55,000 were also made to five employees to exercise stock options. These loans are due and payable on January 7, 2002 and bear interest at 6%. These transactions were reported as a reduction of stockholders' equity.

     Our loan agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2001, our net loss covenant was greater than the required amount. On September 28, 2001, we and one of our directors and officers fully collateralized the Term Loan with $167,000 and $200,000 of cash, respectively, and executed pledge agreements with respect to the collateral. We deposited the collateral with our bank. The collateral must remain with our bank in an amount that is sufficient to collateralize only the balance outstanding on the term loan at any point in time until such term loan is paid in full. The pledge agreements allows our bank to use the collateral to fulfill the obligations of the term loan in the event of a default by us in payment of the principal or interest of the term loan. Our bank has waived its rights under the loan agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.

     In January 2000, we received notice of the award of a joint research grant. Funding is provided through a $100,000 Phase I grant by the U.S. Department of Health and Human Services, National Heart, Lung & Blood Institute to CardioTech International and sub-grants to us and Stanford University. The material terms of the sub contract required us to provide ion implantation services to CardioTech. The services required ion implantation of radioactivity into polyurethane grafts. The sub contract work began in February 2000 and was completed in June 2000. We received $25,000 as payment in full for the sub contract work in September 2000.

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
             of  US  Trust,  dated  August  12,  1997
*10.18       Second  Amendment to Loan Agreement between the Company and US Trust, dated January 16, 1998
*10.19       $750,000 Commercial Promissory Note signed by the Company in favor of
             US  Trust, dated January 16, 1998
*10.20       Promissory  Note signed by Anthony J. Armini in favor of the Company, dated September 26, 1998
*10.21       Shareholders Agreement between NAR Holding Corporation and Anthony J.
             Armini, dated July 15, 1987
*10.22       Lease  between  the  Company  and  Teachers  Insurance  and  Annuity
             Association of America, dated September 29, 1995
*10.23       First  Amendment to Lease and Expansion Agreement between the Company and Teachers Insurance and Annuity Association of America,
             dated July 29, 1998
*10.24       Standard  Cooperative  Research and Development Agreement between the
             Company and the Naval Research Laboratory, dated January 21, 1997
*10.25       Cooperative  Agreement  between  the Company and the United States of
             America US Army Tank-Automotive and Armaments Command Armament
             Research, Development and Engineering Center, dated
             September 30, 1997(1)
*10.26       Vendor  Agreement Memorandum between the Company and Osteonics, dated
             February 2, 1998(1)
*10.27       Sample Purchase  Order  between the Company and MicroSpring Company,
             Inc., dated October 24, 19961
*10.28       Asset  Purchase  Agreement between the Company and Falex Corporation, dated November 17, 1995(1)
*10.29       Settlement  between  the  Company and Erik Akhund, dated July 1, 1998
*10.30       1992  Stock  Option  Plan
*10.31       Form  of  Stock  Option  Agreement  under  the 1992 Stock Option Plan
*10.32       1998  Incentive  and  Nonqualified  Stock  Option  Plan
**10.33      Form  of  Incentive  Stock  Option  under  the  1998  Incentive  and
             Nonqualified  Stock Option  Plan
**10.34      Form  of  Nonqualified  Stock  Option  under  the 1998 Incentive and
             Nonqualified Stock Option Plan
**10.35      Form  of  Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option  Plan
*10.36       Form  of  Lock-Up  Agreement
**10.37      Agreement  Appointing  Transfer  Agent  and  Registrar  between  the
             Company and American Securities and Transfer & Trust, Inc., dated
             October 19, 1998


**10.38      Certification  of  Corporate  Secretary  dated  October  19,  1998 concerning  Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer & Trust, Inc.
**10.39      Research  and  Development Agreement between the Company and Guidant
             Corporation, dated May 20, 1998
**10.40      Letter  Agreement between the Company and Guidant Corporation, dated
             September 29, 1998(1)
***10.41     Form  of  Medical  Advisory  Board  Agreement
***10.42     Form of Loan Agreement, dated January 7, 1999, between the Company and the following employees in  the following amounts: Donald J.
             Dench ($12,500), Diane  J. Ryan ($12,500), Mark and Kathleen Gadarowski
             ($12,500), Gregory Huntington, Sr.($12,500),  Leonard DeMild
             ($25,000),  Michael Nelson ($12,500), Richard Sahagian ($12,500),
             Darryl Huntington ($12,500), Dennis Gadarowski ($12,500) and David
             Santos  ($12,500)
***10.43     Terms and Conditions from Sample Purchase Order between the Company and Biomet, Incorporated
****10.44    Unit and Warrant Agreement between the Company and American
             Securities Transfer & Trust, Inc., dated April 9, 1999
*10.45       Agreement between the Company and U.S. Army Space and Missile Defense
             Command, dated May 27, 1999
*****10.46   Second  Amendment  to  Lease  and  Extension  Agreement
*****10.47   Sublease  Agreement
*****10.48   Consent  to  Sublease  Agreement
******10.52  Distribution  Agreement,  dated January 26, 2000, by and between
             Implant  Sciences Corporation  and  MedTec  Iowa,  Inc.1
******10.53  Stock  Purchase  Agreement,  dated March 2, 2000, by and between
             Implant  Sciences Corporation  and  MedTec  Iowa,  Inc.
******10.54  Research and Development Agreement, dated March 13, 2000, by and between Implant  Sciences  Corporation  and  Cardiotech  International
******10.55  Amendment  to  Distributorship  Agreement  between Med-Tec Iowa,
             Inc.,  and  Implant Sciences  Corporation  dated  26  January  2000
*******10.56 Line of Credit Letter Agreement, dated October 10, 2001, by and between  Implant Sciences Corporation and Cardiotech International Inc.
*******10.57 $500,000 Line of Credit Term Grid Note, dated October 10, 2001, by and between Implant Sciences Corporation and Cardiotech
             International Inc.
*******10.58 Security  Agreement,  dated  October  10,  2001, by and between
             Implant Sciences Corporation and Cardiotech International Inc.
*******10.59 Guaranty of Line of Credit between Implant Sciences Corporation and Cardiotech International Inc. by Anthony J. Armini, dated
             October 10, 2001.
*******10.60 Subordination and Intercreditor Agreement by and between
             Cardiotech International Inc. and Anthony J. Armini,, Mark Gadarowski,
             Dennis Gadarowski, Richard Sahagian, and Daryl Huntington, dated
             October 10, 2001.
*******10.61 Consent of Citizens Bank to Line of Credit Agreement by and between Implant
             Sciences Corporation and Cardiotech International, Inc., dated October 10,
             2001
*******10.62 Modification Agreement by and between Implant Sciences Corporation and
             Citizens Bank of Massachusetts, dated October 11, 2001.
*******10.63 Deposit Pledge Agreement by and between Implant Sciences Corporation and
             Citizens Bank of Massachusetts, dated October 11, 2001.
*******10.64 Deposit Pledge Agreement by and between Stephen Bunker and Citizens Bank of Massachusetts, dated October 11, 2001.
*******10.65 Limited  Guaranty of Commercial Promissory Note between Implant
             Sciences Corporation and Citizens Bank of Massachusetts by Stephen Bunker,
             Dated October 11, 2001.
*******10.66 Deposit  Account  Control  Agreement  by  and  between  Implant Sciences
             Corporation and Citizens Bank of Massachusetts, dated October 11, 2001.


*******10.67 Deposit Account Control Agreement by and between Stephen Bunker and Citizens Bank of Massachusetts, dated October 11, 2001.
10.68        Letter Agreement between Implant Sciences Corporation and Darlene
             Deptula-Hicks dated May 1, 2001
*21.1        Subsidiaries of the Company
23.1         Consent  of  Independent  Auditors
*23.2        Consent  of  Foley,  Hoag  &  Eliot  LLP
*24.1        Power  of  Attorney

-------------------

        * Previously filed in the Registration Statement on Form SB-2 (Registration No. 333- 64499) filed on September 29, 1998, and is incorporated herein by reference.
       ** Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998, and is incorporated herein by reference. *** Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999, and is incorporated herein by reference. **** Previously filed in Amendment No. 3 to the Registration Statement, filed on April 30 , 1999, and is incorporated herein by reference. ***** Previously filed in Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, filed on February 14, 2000, and is incorporated herein by reference.
   ****** Previously filed in Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed on May 11, 2000, and is incorporated herein by reference.
  ******* Previously filed in Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, filed on October 15, 2001, and is incorporated herein by reference.

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

          - Replaced certain members of senior management with consultants experienced in a manufacturing environment focused on operational efficiencies. These consultants also come at a much reduced cost that will save the Company approximately $150,000 in salary and benefits;

          -    Introduced  its  new  radioactive  prostate  seed  product;

          - Execution of a key contract by MED-TEC with a hospital in the Southeast US, requiring the use of the Company as its sole provider of Iodine-125 prostate seeds, that could have the affect of increasing the Company's planned prostate seed sales for Fiscal 2002; and

          - Discontinued nonessential research and development efforts, other than grants and contracts, that will reduce significantly the costs incurred during fiscal 2001.

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

     Income  Taxes

          The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities as well as net operating loss and tax credit carry forwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

     Patent  Costs

          The costs to obtain patents are capitalized. The Company amortizes the costs of patents ratably over the shorter of their useful or legal life. As of June 30, 2001 there were 17 patents issued. Accumulated amortization at June 30, 2001 was approximately $52,000.

     Advertising  Costs

          Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs" and are included in selling, general and administrative expenses. Advertising expenses approximated $34,000 and $12,000, for fiscal 2000 and 2001, respectively.

     Impairment  of  Long-Lived  Assets

          In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", if facts and circumstances suggest that an impairment may have occurred, the unamortized balances of these assets are reviewed. Facts and circumstances indicative of an impairment may include factors such as significant decrease in demand for a product related to an asset, a history of operating cash flow losses, or a projection or forecast that demonstrates continuing losses associated with a revenue producing asset. In the year ended June 30, 2001, certain of these assets were determined to be impaired, and the carrying amounts were reduced, as appropriate. Accordingly, assets with a net carrying value of approximately $80,000 were impaired and written-off by the Company. The aggregate charge is included in the accompanying statements of operations as research and development.

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

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

3.   INVENTORY

          Inventory at June 30, 2001 consists of the following:

          Raw materials          $    209,000
          Work-in-process              75,000
          Finished goods               65,000
                                  -----------

                                  $   349,000
                                  ===========


4.   PROPERTY  AND  EQUIPMENT

          Property and equipment at June 30, 2001 consists of the following:

          Machinery and equipment                                $   4,471,000
          Computers and software                                       291,000
          Furniture and fixtures                                       149,000
          Motor vehicles                                                15,000
          Leased property under capital leases                          28,000
          Leasehold improvements                                       222,000
                                                                 --------------
                                                                     5,176,000
          Less: accumualted depreciation and amortization           (1,662,000)
                                                                 --------------

                                                                 $    3,514,000
                                                                 ==============

5.   ACCRUED  EXPENSES

          Accrued expenses at June 30, 2001 consists of the following:

          Accrued compensation and benefits            $       314,000
          Subcontractor costs                                  328,000
          Deferred revenue                                      18,000
          Accrued legal, accounting and printing               109,000
          Other                                                 15,000
          Warranty                                               2,000
                                                       ---------------

                                                       $       786,000
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

          On  October  10,  2001,  the  Company  entered into a $500,000 Line of
     Credit Facility ("Line of Credit") with CardioTech International, Inc. ("CardioTech"), a related party (See Note 10). The Line of Credit provides for funding at the discretion of the Company, is subject to a security agreement providing a second lien on substantially all of the Company's assets. The Line of Credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires October 12, 2002. All amounts borrowed under the Line of Credit are due on October 12, 2002.

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

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          On October 10, 2001, CardioTech provided the Company a $500,000 Line of Credit Facility (See Note 8).

          Accounts receivable from related parties as of June 30, 2001 consisted of a loan of $138,000 to a principal shareholder and loans to five employees, totaling $55,000 all of which bear interest at 6%. These transactions were reported as a reduction of stockholders' equity.

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

                                   Implant  Sciences  Corporation

Date:  February 8, 2002            /s/  Anthony  J.  Armini
                                   ---------------------------------------
                                   Anthony  J.  Armini
                                   President,  Chief  Executive  Officer,
                                   Chairman  of  the  Board  of  Directors
                                   (Principal  Executive  Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  February 8, 2002            /s/  Anthony  J.  Armini
                                   ---------------------------------------
                                   Anthony  J.  Armini
                                   President,  Chief  Executive  Officer,
                                   Chairman  of  the  Board  of  Directors
                                   (Principal  Executive  Officer)


Date:  February 8, 2002            /s/  David  C.  Volpe
                                   ---------------------------------------
                                   David  C.  Volpe
                                   Acting  Chief  Financial  Officer
                                   (Principal  Financial and Accounting Officer)


Date:  February 8, 2002            /s/  Stephen N. Bunker
                                   ---------------------------------------
                                   Stephen  N.  Bunker
                                   Vice  President  and  Chief  Scientist,
                                   Director

Date:  February 8, 2002            /s/  Pasquale Ruggieri
                                   ---------------------------------------
                                   Pasquale Ruggieri,
                                   Director

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number      Description
----------  -----------

*3.2         By-Laws  of  the  Company
*3.3         Articles  of  Amendment to the Articles of Organization of the Company,
             dated  June  9,
             1999
*3.4         Restated  Articles  of  Organization of the Company, dated June 9. 1999
**4.1        Specimen  certificate  for  the  Common  Stock  of  the  Company
**4.2        Specimen  certificate  for  the  Redeemable  Warrants  of  the Company
***4.3       Specimen  certificate  for  the  Units  of  the  Company
**10.1       Employment Agreement with Anthony J. Armini, dated September 26, 1998
**10.2       Employment Agreement with Stephen N. Bunker, dated September 26, 1998
*10.3        Employment  Offer Letter to Darlene Deptula-Hicks, dated June 15, 1998
*10.4        Employment  Offer  Letter  to  Alan  Lucas,  dated  March  20,  1998
*10.5        Amendment  to  Employment  Offer Letter to Alan Lucas, dated September
             24,  1998
*10.6        Form  of  Employee  Agreement  on  Ideas, Inventions, and Confidential
             Information used between 1993 and 1995
*10.7        Form  of  Employee  Agreement  on  Ideas, Inventions, and Confidential
             Information used  in  1993
*10.8        Form  of  Employee  Agreement  on  Ideas, Inventions, and Confidential
             Information used between 1997 and 1998
*10.9        Loan  Agreement  between  the  Company and US Trust, dated May 1, 1996
*10.10       $100,000 Commercial Promissory Note signed by the Company in favor of
             US  Trust, dated May 1, 1996
*10.11       $300,000 Commercial Promissory Note signed by the Company in favor of
             US  Trust, dated May 1, 1996
*10.12       Guaranty  of  Loan  Agreement  between  the  Company and US Trust, by
             Anthony  J. Armini, dated May  1,  1996
*10.13       Security  Agreement  between  the  Company and US Trust, dated May 1,
             1996
*10.14       Lessor's  Subordination and Consent between the Company and Teacher's
             Insurance
             and  Annuity  Association  of  America,  dated  May  1,  1996
*10.15       First  Amendment  to Loan Agreement between the Company and US Trust, dated  July 24, 1997
*10.16       $300,000 Commercial Promissory Note signed by the Company in favor of
             US  Trust, dated July 24, 1997
*10.17       $94,444.40  Commercial Promissory Note signed by the Company in favor of  US  Trust,  dated  August  12,  1997
*10.18       Second  Amendment to Loan Agreement between the Company and US Trust, dated January 16, 1998
*10.19       $750,000 Commercial Promissory Note signed by the Company in favor of
             US  Trust, dated January 16, 1998
*10.20       Promissory  Note signed by Anthony J. Armini in favor of the Company, dated September 26, 1998
*10.21       Shareholders Agreement between NAR Holding Corporation and Anthony J.
             Armini, dated July 15, 1987
*10.22       Lease  between  the  Company  and  Teachers  Insurance  and  Annuity
             Association of America, dated September 29, 1995
*10.23       First  Amendment to Lease and Expansion Agreement between the Company and Teachers Insurance and Annuity Association of America,
             dated July 29, 1998
*10.24       Standard  Cooperative  Research and Development Agreement between the
             Company and the Naval Research Laboratory, dated January 21, 1997
*10.25       Cooperative  Agreement  between  the Company and the United States of
             America US Army Tank-Automotive and Armaments Command Armament
             Research, Development and Engineering Center, dated
             September 30, 1997(1)
*10.26       Vendor  Agreement Memorandum between the Company and Osteonics, dated
             February 2, 1998(1)


*10.27       Sample Purchase  Order  between the Company and MicroSpring Company,
             Inc., dated October 24, 19961
*10.28       Asset  Purchase  Agreement between the Company and Falex Corporation, dated November 17, 1995(1)
*10.29       Settlement  between  the  Company and Erik Akhund, dated July 1, 1998
*10.30       1992  Stock  Option  Plan
*10.31       Form  of  Stock  Option  Agreement  under  the 1992 Stock Option Plan
*10.32       1998  Incentive  and  Nonqualified  Stock  Option  Plan
**10.33      Form  of  Incentive  Stock  Option  under  the  1998  Incentive  and
             Nonqualified  Stock Option  Plan
**10.34      Form  of  Nonqualified  Stock  Option  under  the 1998 Incentive and
             Nonqualified Stock Option Plan
**10.35      Form  of  Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option  Plan
*10.36       Form  of  Lock-Up  Agreement
**10.37      Agreement  Appointing  Transfer  Agent  and  Registrar  between  the
             Company and American Securities and Transfer & Trust, Inc., dated
             October 19, 1998
**10.38      Certification  of  Corporate  Secretary  dated  October  19,  1998 concerning  Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer & Trust, Inc.
**10.39      Research  and  Development Agreement between the Company and Guidant
             Corporation, dated May 20, 1998
**10.40      Letter  Agreement between the Company and Guidant Corporation, dated
             September 29, 1998(1)
***10.41     Form  of  Medical  Advisory  Board  Agreement
***10.42     Form of Loan Agreement, dated January 7, 1999, between the Company and the following employees in  the following amounts: Donald J.
             Dench ($12,500), Diane  J. Ryan ($12,500), Mark and Kathleen Gadarowski
             ($12,500), Gregory Huntington, Sr.($12,500),  Leonard DeMild
             ($25,000),  Michael Nelson ($12,500), Richard Sahagian ($12,500),
             Darryl Huntington ($12,500), Dennis Gadarowski ($12,500) and David
             Santos  ($12,500)
***10.43     Terms and Conditions from Sample Purchase Order between the Company and Biomet, Incorporated
****10.44    Unit and Warrant Agreement between the Company and American
             Securities Transfer & Trust, Inc., dated April 9, 1999
*10.45       Agreement between the Company and U.S. Army Space and Missile Defense
             Command, dated May 27, 1999
*****10.46   Second  Amendment  to  Lease  and  Extension  Agreement
*****10.47   Sublease  Agreement
*****10.48   Consent  to  Sublease  Agreement
******10.52  Distribution  Agreement,  dated January 26, 2000, by and between
             Implant  Sciences Corporation  and  MedTec  Iowa,  Inc.1
******10.53  Stock  Purchase  Agreement,  dated March 2, 2000, by and between
             Implant  Sciences Corporation  and  MedTec  Iowa,  Inc.
******10.54  Research and Development Agreement, dated March 13, 2000, by and between Implant  Sciences  Corporation  and  Cardiotech  International
******10.55  Amendment  to  Distributorship  Agreement  between Med-Tec Iowa,
             Inc.,  and  Implant Sciences  Corporation  dated  26  January  2000
*******10.56 Line of Credit Letter Agreement, dated October 10, 2001, by and between  Implant Sciences Corporation and Cardiotech International Inc.
*******10.57 $500,000 Line of Credit Term Grid Note, dated October 10, 2001, by and between Implant Sciences Corporation and Cardiotech
             International Inc.
*******10.58 Security  Agreement,  dated  October  10,  2001, by and between
             Implant Sciences Corporation and Cardiotech International Inc.
*******10.59 Guaranty of Line of Credit between Implant Sciences Corporation and Cardiotech International Inc. by Anthony J. Armini, dated
             October 10, 2001.


*******10.60 Subordination and Intercreditor Agreement by and between
             Cardiotech International Inc. and Anthony J. Armini,, Mark Gadarowski,
             Dennis Gadarowski, Richard Sahagian, and Daryl Huntington, dated
             October 10, 2001.
*******10.61 Consent of Citizens Bank to Line of Credit Agreement by and between Implant
             Sciences Corporation and Cardiotech International, Inc., dated October 10,
             2001
*******10.62 Modification Agreement by and between Implant Sciences Corporation and
             Citizens Bank of Massachusetts, dated October 11, 2001.
*******10.63 Deposit Pledge Agreement by and between Implant Sciences Corporation and
             Citizens Bank of Massachusetts, dated October 11, 2001.
*******10.64 Deposit Pledge Agreement by and between Stephen Bunker and Citizens Bank of Massachusetts, dated October 11, 2001.
*******10.65 Limited  Guaranty of Commercial Promissory Note between Implant
             Sciences Corporation and Citizens Bank of Massachusetts by Stephen Bunker,
             Dated October 11, 2001.
*******10.66 Deposit  Account  Control  Agreement  by  and  between  Implant Sciences
             Corporation and Citizens Bank of Massachusetts, dated October 11, 2001.
*******10.67 Deposit Account Control Agreement by and between Stephen Bunker and Citizens Bank of Massachusetts, dated October 11, 2001.
10.68        Letter Agreement between Implant Sciences Corporation and Darlene
             Deptula-Hicks dated May 1, 2001
*21.1        Subsidiaries of the Company
23.1         Consent  of  Independent  Auditors
*23.2        Consent  of  Foley,  Hoag  &  Eliot  LLP
*24.1        Power  of  Attorney

-------------------

        * Previously filed in the Registration Statement on Form SB-2 (Registration No. 333- 64499) filed on September 29, 1998, and is incorporated herein by reference.
       ** Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998, and is incorporated herein by reference. *** Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999, and is incorporated herein by reference. **** Previously filed in Amendment No. 3 to the Registration Statement, filed on April 30 , 1999, and is incorporated herein by reference. ***** Previously filed in Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, filed on February 14, 2000, and is incorporated herein by reference.
   ****** Previously filed in Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed on May 11, 2000, and is incorporated herein by reference.
  ******* Previously filed in Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, filed on October 15, 2001, and is incorporated herein by reference.
        1 Filed  under  application  for  confidential  treatment.