Form 10QSB/A
period 2001-09-30
IMPLANT SCIENCES CORP
filed 2002-02-08
CIK 1068874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB/A

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2001.

          or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                        Commission file number 000-25839

                          IMPLANT SCIENCES CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                  04-2837126
--------------------------------               -------------------------------
(State or other jurisdiction                   (IRS Employer
of incorporation or organization)              Identification number)

107 Audubon Road, #5                           Wakefield, MA 01880
--------------------------------               -------------------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Comparison for the three months ended September 30, 2001 and 2000

     Revenues. Total revenues for the three months ended September 30, 2001 were $1,353,000 as compared to $854,000 for the comparable prior year period, an increase of $499,000 or 58%. The increase is attributable primarily to revenue recognized from the new I-Plant seed which the Company began shipping in the first quarter of fiscal 2001. I-Plant prostate seed sales for the three months ended September 30, 2001 were approximately $524,000. Over the nine month period ended September 30, 2001, the I-Plant prostate seed sales have grown at a compounded average rate of 28% per month. Although management believes the prostate seed business will maintain a trend of strong growth, it is unlikely that a 28% monthly growth rate will be achieved as the product matures. In addition to the marked increase and growth in I-Plant seed sales since commercial introduction, the Company has also recognized an approximate 12% increase in medical coating revenues, and a 105% increase in our semiconductors business over the comparable prior year period. The 105% increase in the semiconductor business is a result of the addition o f new customers who require outsourced ion implantation services for research and development activities. These gains were offset by a 40% decrease in government contract and grant revenue. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, combined, accounted for 28% of revenue for the three months ended September 30, 2001 and 46% of revenue in the three months ended September 30, 2000. The Company's sales to these customers decreased solely due to reduced purchase orders. MED-TEC Inc., the Company's exclusive distributor of prostate seeds, accounted for 39% of revenues for the three months ended September 30, 2001. The Company's government contract and grant revenue accounted for 7% and 19% of revenue for the three months ended
September 30, 2001 and 2000, respectively. The Company's grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) the desire of the Company to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. The Company has been successful in obtaining SBIR grants in 2002 and 2001. The Company expects to continue to seek continuation or replacement of its existing SBIR grants during fiscal 2002 and beyond.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the three months ended September 30, 2001 were $1,163,000 as compared to $784,000 for the comparable prior year period, an increase of $379,000 or 48%. This increase in cost is primarily attributable to the increase in cost of product sales due to: (a) overall increase in sales volume; (b) additional costs related to the introduction of the radioactive prostate seed, principally personnel costs and depreciation expense related to new equipment; and (c) costs incurred by the Company in connection with its research grants. As a percentage of revenues, the cost of product and contract research revenues decreased to 86% for the three months ended September 30, 2001 as compared to 92% for the comparable prior year period. This decrease in cost as a percentage of revenues is primarily attributable to the increased volume of sales of the I-Plant radioactive prostate seed. The cost of I-PlantTM radioactive prostate seed has a high fixed cost component and as the volume of sales of the prostate seed increases management anticipates continued improvements in gross margins as a percentage of revenues. During fiscal 2001 and 2000, the Company utilized SBIR grants as a significant source of funding for its research and development efforts. The Company's obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, the Company may continue its research and development efforts related to these projects at its own expense. The Company has classified such costs as cost of product and contract research revenues to permit comparability between periods. This cost is considered company-funded research and development.

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

     Net Loss. Net loss for the three month period ended September 30, 2001 was $509,000 as compared to $878,000 for the comparable prior year period, a decrease of $369,000 or 42%. This reduction is attributable, in part, by the marked increase in total revenues, especially the growth in the sale of the I-Plant prostate seed, and the reduction in operating expenses. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three months ended September 30, 2001 were $341,000 as compared to $792,000 for the comparable prior year period, a decrease of $451,000 or 57%. The Company calculated EBITDA by adding depreciation and amortization of $173,000 and $144,000 to the loss from operations of $514,000 and $936,000 for the three month period ended September 30, 2001 and 2000, respectively. EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, EBITDA as determined by the Company may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles. This improvement in EBITDA primarily reflects the positive impact of the increasing sales volume of the I-Plant prostate seed compared to the Company's manufacturing fixed cost structure. The basic and diluted net loss per share for the three months ended September 30, 2001 was $.09 per share as compared to $.15 per share for the comparable prior year period, a decrease of $.06 or 40%.


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


     The accompanying financial statements have been presented on the assumption that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000 and 2001, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. Research and development on the radioactive prostate seed commenced in approximately June 1988. The Company received Food and Drug Administration 510(k) clearance to market its I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer in May 1999. On February 2, 2000 the Company signed a distribution agreement with MED-TEC Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. From approximately May 1999 through August 2000, the Company expended resources in the building of a production facility to manufacture and sell the radioactive prostate seeds. The Company recognized its first sales of radioactive prostate seeds in August 2000. The Company's transition from research and development on the radioactive prostate seeds to FDA approval and commercialization of this product represents a critical stage in the growth of the Company whereby the Company is transforming from a provider of ion implantation services for semiconductor and orthopedic applications to a manufacturer and seller of product in the form of radioactive prostate seeds.

     The completion of the Company's research and development on the radioactive prostate seeds resulted in the discontinuance of research and development expenditures for the current radioactive prostate seed product being marketed and sold. The building and commissioning of the operating facility to manufacture the radioactive prostate seeds will result in ongoing operating expenditures to operate and maintain the facility to meet current production needs. However, management believes that expenditures for capital equipment purchases associated with the manufacture of the radioactive prostate seeds will not be required to meet the demand for product in the foreseeable future. Management believes that the cost structure of the Company's radioactive prostate seed is driven by significant fixed costs, of which capital resources have already been expended prior to initial production, therefore the Company's gross margins as they relate to the sale of radioactive prostate seeds should improve with the increasing volume of radioactive prostate seeds.

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

          - Execution in August 2001 of a key contract by MED-TEC with a hospital in the Southeast US, requiring the use of the Company as its sole provider of Iodine-125 prostate seeds, that could have the affect of increasing the Company's planned prostate seed sales for Fiscal 2002; and

          - Discontinued nonessential research and development efforts, other than grants and contracts, that will reduce significantly the costs incurred during fiscal 2002.

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


                                       Implant  Sciences  Corporation


Date:  February 8, 2001                /s/  Anthony  J.  Armini
                                       --------------------------------------
                                       Anthony  J.  Armini
                                       President  and  CEO

                                       /s/  David  C.  Volpe
                                       --------------------------------------
                                       David  C.  Volpe
                                       Acting Chief Financial Officer
                                       (Principal  Financial  and
                                       Accounting  Officer)