Form 10QSB
period 2001-12-31
IMPLANT SCIENCES CORP
filed 2002-02-14
CIK 1068874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDING DECEMBER 31, 2001.

        or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                          Commission file number  000-25839


                          IMPLANT SCIENCES CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                    04-2837126
-------------------------------------            ---------------------------
(State  or  other  jurisdiction                  (IRS  Employer
of  incorporation  or  organization)             Identification  number)

107  Audubon  Road,  #5                          Wakefield,  MA  01880
-------------------------------------            ---------------------------


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
                            YES   X          NO
                                 ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                       Outstanding at January 31, 2002
     Common Stock, $.10 par value                       6,177,876

           Transitional small business disclosure format (check one):
                              YES          NO  X
                                  ---         ---

                                     IMPLANT SCIENCES CORPORATION

                                                INDEX


                                                                                          Page No.
                                     PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements:
            Condensed Balance Sheets as of December 31, 2001 and June 30, 2001               3
            (unaudited)

            Condensed Statement of Operations for the Three and Six Months Ended
            December 31, 2001 and 2000 (unaudited)                                           4

            Condensed Statement of Cash Flows for the Six Months Ended December 31,
            2001 and 2000 (unaudited)                                                        5

            Notes to Condensed Financial Statements (including data applicable to
            unaudited periods)                                                               6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                       10

                                     PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings                                                               16

Item 2.     Changes in Securities and Use of Proceeds                                       16

Item 3.     Defaults Upon Senior Securities                                                 16

Item 4.     Submission of Matters to a Vote of Security-Holders                             16

Item 5.     Other Information                                                               16

Item 6.     Exhibits and Reports on Form 8-K                                                16

            Signatures                                                                      17

PART  I.  FINANCIAL  INFORMATION
Item  1.  Financial  Statements

                                IMPLANT SCIENCES CORPORATION
                                  CONDENSED BALANCE SHEETS
                                         (UNAUDITED)


                                                                 DECEMBER 31,     JUNE 30,
                                                                     2001           2001
                                                                --------------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents, including $167,000 of              $   2,369,000   $ 1,232,000
    restricted cash
  Accounts receivable, net                                            741,000       706,000
  Inventories                                                         722,000       349,000
  Prepaid and other current assets                                    168,000        98,000
                                                                --------------  ------------
    Total Current Assets                                            4,000,000     2,385,000

Property and equipment, net                                         3,687,000     3,514,000
Other non-current assets                                              150,000       183,000
                                                                --------------  ------------

Total Assets                                                    $   7,837,000   $ 6,082,000
                                                                ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              $     564,000   $   322,000
  Accrued expenses                                                    822,000       786,000
  Due to shareholders                                                 338,000             -
  Current portion of long-term debt                                   176,000       176,000
  Obligations under capital leases                                     11,000         6,000
                                                                --------------  ------------
    Total Current Liabilities                                       1,911,000     1,290,000
                                                                --------------  ------------

Long-term Liabilities:
Long-term debt, net of current portion                                147,000       236,000
Obligations under capital lease                                        21,000         5,000
Deferred income taxes                                                  29,000        29,000
                                                                --------------  ------------
                                                                      197,000       270,000
                                                                --------------  ------------
                                                                    2,108,000     1,560,000
                                                                --------------  ------------

Stockholders' equity:
Common stock, $0.10 par value; 20,000,000 shares authorized;          611,000       591,000
  6,159,076 and 5,912,770 shares issued; and 6,159,076 and
  5,889,770 shares outstanding as of December 31, 2001
  and June 30, 2001, respectively
Additional paid-in capital                                         12,473,000    10,930,000
Accumulated deficit                                                (7,193,000)   (6,604,000)
Notes receivable from employees                                      (162,000)     (188,000)
                                                                --------------  ------------
                                                                    5,729,000     4,729,000
Less: treasury stock of 23,000 shares at cost at June 30, 2001              -      (207,000)
                                                                --------------  ------------
Total Stockholders' Equity                                          5,729,000     4,522,000
                                                                --------------  ------------

Total Liabilities and Stockholders' Equity                      $   7,837,000   $ 6,082,000
                                                                ==============  ============

    The accompanying notes are an integral part of these condensed financial statements.

                                      IMPLANT SCIENCES CORPORATION
                                   CONDENSED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    ------------------------  -------------------------
                                                           DECEMBER 31,             DECEMBER 31,
                                                    ------------------------  -------------------------
                                                       2001         2000         2001          2000
                                                    -----------  -----------  -----------  ------------
Revenues:
  Product and contract research:
    Medical                                         $1,346,000   $  850,000   $2,464,000   $ 1,589,000
    Semiconductor                                      238,000      151,000      473,000       267,000
                                                    -----------  -----------  -----------  ------------
      Total revenues                                 1,584,000    1,001,000    2,937,000     1,856,000
                                                    -----------  -----------  -----------  ------------

Costs and expenses:
  Cost of product and contract research revenues       811,000      941,000    1,974,000     1,723,000
  Research and development                             258,000      366,000      549,000       816,000
  Selling, general and administrative                  590,000      567,000    1,003,000     1,126,000
                                                    -----------  -----------  -----------  ------------
    Total costs and expenses                         1,659,000    1,874,000    3,526,000     3,665,000
                                                    -----------  -----------  -----------  ------------

Loss from operations                                   (75,000)    (873,000)    (589,000)   (1,809,000)
                                                    -----------  -----------  -----------  ------------

Other income (expense)
  Interest income                                        5,000       47,000       14,000       119,000
  Interest expense                                     (10,000)     (13,000)     (19,000)      (26,000)
  Other expense                                              -            -        5,000        (1,000)
                                                    -----------  -----------  -----------  ------------
                                                        (5,000)      34,000            -        92,000
                                                    -----------  -----------  -----------  ------------

Net loss                                            $  (80,000)  $ (839,000)  $ (589,000)  $(1,717,000)
                                                    ===========  ===========  ===========  ============

Net loss per share - basic                          $    (0.01)  $    (0.14)  $    (0.10)  $     (0.30)
                                                    ===========  ===========  ===========  ============

Net loss per share - diluted                        $    (0.01)  $    (0.14)  $    (0.10)  $     (0.30)
                                                    ===========  ===========  ===========  ============

Weighted average common shares outstanding
  used for basic earnings per share                  6,015,871    5,806,328    5,971,948     5,789,935
                                                    ===========  ===========  ===========  ============

Weighted average common shares outstanding
  used for diluted earnings per share                6,015,871    5,806,328    5,971,948     5,789,935
                                                    ===========  ===========  ===========  ============

    The accompanying notes are an integral part of these condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                       -------------------------
                                                             DECEMBER 31,
                                                       -------------------------
                                                          2001          2000
                                                       -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (589,000)  $(1,717,000)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                         382,000       306,000
    Amortization of deferred compensation                       -        30,000
    Equity in loss in Epsilon Medical                       1,000         1,000
    Write-off of loan financing fees                            -         3,000
    Changes in assets and liabilities:
      Accounts receivable                                 (35,000)      158,000
      Inventories                                        (373,000)     (169,000)
      Prepaid and other current assets                    (70,000)      (61,000)
      Notes receivable                                     26,000         3,000
      Accounts payable                                    242,000      (179,000)
      Accrued expenses                                     36,000      (377,000)
                                                       -----------  ------------

        Net cash used by operating activities            (380,000)   (2,002,000)
                                                       -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (528,000)     (785,000)
  Other non-current assets                                  5,000       (92,000)
                                                       -----------  ------------

        Net cash used by investing activities            (523,000)     (877,000)
                                                       -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from common stock, net of discount           2,108,000       192,000
    of $300,000
  Repayments of long-term debt                            (68,000)      (90,000)
                                                       -----------  ------------

        Net cash provided by financing activities       2,040,000       102,000
                                                       -----------  ------------

Net increase (decrease) in cash and cash equivalents    1,137,000    (2,777,000)
Cash and cash equivalents, beginning                    1,065,000     4,838,000
                                                       -----------  ------------
Cash and cash equivalents, ending                      $2,202,000   $ 2,061,000
                                                       ===========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $   19,000   $    26,000
  Obligations under capital lease                          31,000        14,000

    The accompanying notes are an integral part of these condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


1.   DESCRIPTION  OF  BUSINESS

     Implant Sciences Corporation (the Company) develops products for the medical device and explosives detection industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. The Company has received Food and Drug Administration 510(k) clearance to market its I-Plant Iodine-125 radioactive seed for the treatment of prostate cancer. The Company also has under development interventional cardiology devices and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty). In addition, the Company modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry. Additionally, the Company is developing an explosives detection device to be used in the detection of trace residues of explosives.

2.   INTERIM  FINANCIAL  STATEMENTS

     The financial information for the three and six months ending December 31, 2001 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the three and six months ended December 31, 2001 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with the Company's audited financial statements, included it its Form 10-KSB/A as of and for the year ending June 30, 2001 filed with the Securities and Exchange Commission.

3.   NEW  ACCOUNTING  STANDARDS

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations are accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

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

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material impact on its financial statements.

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

5.   COMPREHENSIVE  INCOME

     The Company does not have any items of other comprehensive income and accordingly, net loss and comprehensive loss are the same for all periods presented.

6.   ACCOUNTS  RECEIVABLE

     Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At December 31, 2001 unbilled accounts receivable represented approximately 9% of total accounts receivable. Generally, there are no prerequisites necessary to bill.

7.   CREDIT  ARRANGEMENT

     The Company financed its operations utilizing a Revolving Credit Facility ("Credit Facility") and an Equipment Term Loan ("Term Loan") under a Loan Agreement with its bank. The Revolving Credit Facility is unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

     On September 30, 2000, the Company's Credit Facility expired. The Company chose not to renew the Credit Facility and is currently seeking a new credit facility on terms more favorable to the Company

     The Company has a term loan facility of $1,500,000 at December 31, 2001, of which it had utilized $750,000. Interest is payable monthly at 1% above the bank's base rate commencing February 1998. As of December 31, 2001, the balance outstanding was approximately $323,000.

     The Company's Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2001, the Company's net loss covenant was greater than the required amount. On September 28, 2001, the Company and a director and officer of the Company

(collectively, the "Pledgors") fully collateralized the Term Loan with $167,000 and $200,000 of cash (the "Collateral"), respectively, and executed pledge agreements with respect to the collateral. As of December 31, 2001, the Collateral was $367,000. The Pledgors deposited the Collateral with the Company's bank. The Collateral must remain with the Company's bank in an amount that is sufficient to collateralize only the balance outstanding on the Term
Loan at any point in time until such Term Loan is paid in full. The pledge agreements allows the Company's bank to use the Collateral to fulfill the obligations of the Term Loan in the event of a default by the Company in payment of the principal or interest of the Term Loan. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.

     On October 10, 2001, the Company entered into a $500,000 Line of Credit Facility ("Line of Credit") with CardioTech International, Inc. ("CardioTech"), a related party (See Note 10). The Line of Credit provides for funding at the discretion of the Company, is subject to a security agreement providing a second lien on substantially all of the Company's assets, and provides for a $15,000 commitment fee payable on the earlier of the date the Company first draws down on the Line of Credit or April 15, 2002. The Line of Credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires October 12, 2002. All amounts borrowed under the Line of Credit are due on October 12, 2002. For the period from October 10, 2001 through December 31, 2001 there were no amounts drawn on this Line of Credit. As of December 31, 2001, there were no borrowings outstanding.

8.   PRIVATE  PLACEMENT

     The Company received $1,500,000 in a private placement with an investor and issued 145,349 Units, each consisting of one share of its common stock and one redeemable common stock purchase warrant. Two warrants are redeemable for one share of its common stock at an exercise price of $12.90 per share. Total consideration received was $1,500,000, which reflected a discount of 20% from the market price. This discount reflects the best terms available to the Company in the private placement market during its second fiscal quarter of 2001.

     In connection with the transaction, the Company issued additional warrants to the investor's general counsel to purchase 10,000 shares at an exercise price of $12.90 per share and a document preparation fee of $5,000. The Company also engaged a placement agent who received warrants to purchase 12,000 shares of the Company's common stock at an exercise price of $12.90 per share and a placement fee of $105,000. All warrants pursuant to this transaction are exercisable at any time prior to December 12, 2006. Mr. Pasquale Ruggieri, a member of the Company's Board of Directors, also serves as an investment banker for the placement agent in connection with this transaction.

     The Company has recorded the proceeds from the private placement, net of the discount of $300,000 and offering costs of $130,000 paid in cash and warrants having a fair value of $55,000, as a capital contribution.

9.   WARRANT  EXERCISE

     Between December 18, 2001 and January 3, 2002, warrants to purchase 70,900 shares of the Company's common stock were exercised at an exercise price of $9.00 per share. Although warrant exercises such as this were registered in connection with the Company's initial public offering, the Company's prospectus had not been updated to include developments in the Company's business since the initial public offering. To the extent that purchasers of these shares were damaged, the Company could be exposed to liability, including, possibly, liability for rescission of their purchases.

     As of December 31, 2001, warrants representing 52,100 shares of the Company's common stock were exercised at $9.00 per share. As of December 31, 2001, the Company received gross proceeds of approximately $338,000 and was owed $131,000 of cash pursuant to the exercise of these warrants from its transfer agent. Until the prospectus is declared effective, the Company has recognized a liability of $338,000 as amounts due to shareholders and segregated the related proceeds to reflect the potential amount necessary to rescind the exercise of the warrants. During the period in which the warrants were exercised, the Company's stock price ranged from $11.00 to $14.07 per share; however, at this date the Company is unable to determine whether or at what price each of the purchasers may have disposed of the shares they acquired by exercising the warrants and if any of the purchasers were damaged.

     In addition, the Securities and Exchange Commission may have the authority to impose a variety of remedies, including, possibly, fines. The Company is in the process of evaluating the impact of the aforementioned exercise, but does not believe that its liability, if any, to such purchasers would be material to its financial condition or results of operations.

10.  RELATED  PARTY  TRANSACTIONS

     Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. CardioTech International Inc. ("CardioTech"), a public company, is a related party with the Company by virtue of its significant business relationships.

     In March 2000, the Company entered into a $250,000 joint research agreement with CardioTech International to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. Through December 31, 2001, the Company paid CardioTech $115,000 pursuant to the aforementioned agreement.

     Certain directors of the Company hold positions as directors of CardioTech. The CEO and Chairman of the Board of Directors of the Company is also a director of CardioTech. The CEO and Chairman of the Board of Directors of CardioTech is also a director of the Company. The acting Chief Financial Officer of the Company is also the acting Chief Financial Officer of CardioTech. As of December 31, 2001, approximately $35,000 was due and payable to the Company's acting Chief Financial Officer.

     On  October  10,  2001,  CardioTech provided the Company a $500,000 Line of
Credit  Facility  (See  Note  7).

     Accounts receivable from related parties as of December 31, 2001 consisted of a loan of $138,000 to the Company's chief executive officer, which was used to exercise options for 50,000 shares of the Company's common stock on December 9, 1997. The loan is due and payable upon the disposal of the 50,000 shares and the loan bears interest at 6% per annum. Additionally, loans totaling $55,000 were also made to five employees to exercise stock options. As of December 31, 2001, approximately $25,000 of loans to two (2) employees were outstanding. These loans are due and payable on January 7, 2002 and bear interest at 6%. These transactions were reported as a reduction of stockholders' equity.

     In January 2000, the Company received notice of the award of a joint research grant. Funding is provided through a $100,000 Phase I grant by the U.S. Department of Health and Human Services, National Heart, Lung & Blood Institute to CardioTech International and sub-grants to the Company and Stanford University. The Company acted as a subcontractor to CardioTech International and received a total of $25,000 in payments through September 2000. There are no further amounts to be received by the Company pursuant to this grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-KSB/A for the year ended June 30, 2001. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Quarterly Reports and Annual Reports filed by the Company in fiscal 2001 and 2002.

RESULTS  OF  OPERATIONS

Comparison  for  the  three  months  ended  December  31,  2001  and  2000

     Revenues. Total revenues for the three months ended December 31, 2001 were $1,584,000 as compared to $1,001,000 for the comparable prior year period, an increase of $583,000 or 58%. The increase is attributable primarily to revenue recognized from the new I-Plant(TM) seed which the Company began shipping in the first quarter of fiscal 2001. I-Plant prostate seed sales for the three months ended December 31, 2001 were approximately $665,000 as compared to $121,000 for the comparable prior year period. Over the six month period ended December 31, 2001, the I-Plant(TM) prostate seed sales have grown at a compounded average rate of 17% per month. Although management believes the prostate seed business will maintain a trend of strong growth, management believes that a 17% monthly growth rate will decline as the product matures. In addition to the marked increase and growth in I-Plant seed sales since commercial introduction, the Company has also recognized an approximate 11% increase in medical coating revenues, and a 36% increase in our semiconductor business over the comparable prior year period. The 36% increase in the semiconductor business is a result of the addition of new customers who require outsourced ion implantation services for research and development activities. These gains were offset by a 6% decrease in government contract and grant revenue. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, combined, accounted for 26% and 32% of revenue for the three months ended December 31, 2001 and 2000, respectively. The Company's sales to these customers as a percentage of total sales decreased as a result of the increasing sales volume of I-Plant(TM) prostate seeds. MED-TEC Inc., the Company's exclusive distributor of prostate seeds, accounted for 42% and 12% of revenues for the three months ended December 31, 2001 and 2000, respectively. The Company's government contract and grant revenue accounted for 13% and 22% of revenue for the three months ended December 31, 2001 and 2000, respectively. The Company's grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) the desire of the Company to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. The Company has been successful in obtaining SBIR grants in fiscal 2002 and 2001. The Company expects to continue to seek continuation or replacement of its existing SBIR grants during fiscal 2002 and beyond.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the three months ended December 31, 2001 were $811,000 as compared to $941,000 for the comparable prior year period, a decrease of $130,000 or 14%. The decrease in cost of product and contract research revenues is primarily a result of costs incurred in 2001 associated with the start-up of prostate seed production and reduced costs associated with research grants. This decrease in cost is offset by increases in cost of product sales due to: (a) overall increase in sales volume; and (b) additional costs related to the introduction of the radioactive prostate seed, principally personnel costs and depreciation expense related to new equipment. As a percentage of revenues, the cost of product and contract research revenues decreased to 51% for the three months ended December 31, 2001 as compared to 94% for the comparable prior year period. This decrease in cost as a percentage of revenues is primarily attributable to the increased volume of sales of the I-Plant radioactive prostate seed. The cost of I-PlantTM radioactive prostate seed has a high fixed cost component and as the volume of sales of the prostate seed increases management anticipates continued improvements in gross margins as a percentage of revenues. During fiscal 2001 and 2000, the Company utilized SBIR grants as a significant source of funding for its research and development efforts. The Company will continue to use SBIR grants as a source of funding for its research and development efforts in fiscal 2002. The Company's obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, the Company may continue its research and development efforts related to these projects at its own expense. The Company has classified such costs as cost of product and contract research revenues to permit comparability between periods. This cost is considered company-funded research and development.

     Research and Development. Research and development expense for the three months ended December 31, 2001 was $258,000 as compared to $366,000 for the comparable prior year period, a decrease of $108,000 or 30%. This decrease is primarily a result of the completion of development costs associated with the I-Plant seed in connection with the commercial product introduction in fiscal 2001. The Company anticipates increases in future expenditures resulting from new product development plans.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 31, 2001 were $590,000 as compared to $567,000 for the comparable prior year period, an increase of $23,000 or 4%. The increase is primarily attributable to normal increases in expenses in connection with the increased sales activity. However, the increase is only a slight increase and reflects managements continued enforcement of cost containment efforts. Theses cost containment efforts were initially undertaken in the fourth quarter of fiscal 2001. Cost containment measures included, but were not limited to, the elimination of discretionary spending not essential to achieving critical business objectives, replacement of certain members of senior staff and management with consultants experienced in a manufacturing environment focused on operational efficiencies, reduction of legal expenses associated with patent application preparation, cancellation of the Company's previous public relations firm's contract, and a reduction of purchases of spare parts inventory.

     Other Income, Net. For the three month period ended December 31, 2001, the Company recorded other expense, net of $5,000 as compared to other income, net of $34,000. The decrease is primarily a result of a lower available cash balance upon which to generate interest income.

     Net Loss. Net loss for the three month period ended December 31, 2001 was $80,000 as compared to $839,000 for the comparable prior year period, a decrease in net loss of $759,000 or 90%. This reduction is attributable, in part, by the marked increase in total revenues, especially the growth in the sale of the I-Plant(TM) prostate seed, and the maintenance of stable operating expenses pursuant to the Company's cost containment measures. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three months ended December 31, 2001 were a positive EBITDA of $134,000 as compared to a negative EBITDA of $711,000 for the comparable prior year period, an improvement in EBITDA of $845,000 or 119%. The Company calculated EBITDA by adding depreciation and amortization of $209,000 and $162,000 to the loss from operations of $75,000 and $873,000 for the three month period ended December 31, 2001 and 2000, respectively. EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, EBITDA as determined by the Company may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles.
This improvement in EBITDA primarily reflects the positive impact of the increasing sales volume of the I-Plant prostate seed compared to the Company's manufacturing fixed cost structure. The basic and diluted net loss per share for the three months ended December 31, 2001 was $0.01 per share as compared to $0.14 per share for the comparable prior year period, a decrease in net loss of $0.13 or 93%.

Comparison for the six months ended December 31, 2001 and 2000

     Revenues. Total revenues for the six months ended December 31, 2001 were $2,937,000 as compared to $1,856,000 for the comparable prior year period, an increase of $1,081,000 or 58%. The increase is attributable primarily to revenue recognized from the new I-Plant(TM) seed which the Company began shipping in the first quarter of fiscal 2001. I-Plant(TM) prostate seed sales for the six months ended December 31, 2001 were approximately $1,189,000 as compared to $133,000 for the comparable prior year period. Over the six month period ended December 31, 2001, the I-Plant(TM) prostate seed sales have grown at a compounded average rate of 17% per month. Although management believes the prostate seed business will maintain a trend of strong growth, management believes that a 17% monthly growth rate will decline as the product matures. In addition to the marked increase and growth in I-Plant(TM) seed sales since commercial introduction, the Company has also recognized an approximate 12% increase in medical coating revenues, and a 66% increase in our semiconductor business over the comparable prior year period. The 66% increase in the semiconductor business is a result of the addition of new customers who require outsourced ion implantation services for research and development activities. These gains were offset by a 21% decrease in government contract and grant revenue. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, combined, accounted for 27% and 39% of revenue for the six months ended December 31, 2001 and 2000, respectively. The Company's sales to these customers as a percentage of total sales decreased as a result of the increasing sales volume of I-Plant(TM) prostate seedsMED-TEC Inc., the Company's exclusive distributor of prostate seeds, accounted for 40% and 7% of revenues for the six months ended December 31, 2001 and 2000, respectively. The Company's government contract and grant revenue accounted for 11% and 21% of revenue for the six months ended December 31, 2001 and 2000, respectively. The Company's grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) the desire of the Company to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. The Company has been successful in obtaining SBIR grants in 2002 and 2001. The Company expects to continue to seek continuation or replacement of its existing SBIR grants during fiscal 2002 and beyond.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the six months ended December 31, 2001 were $1,974,000 as compared to $1,723,000 for the comparable prior year period, an increase of $251,000 or 15%. The increases in cost of product sales are due to:
(a) overall increase in sales volume; and (b) additional costs related to the introduction of the radioactive prostate seed, principally personnel costs and depreciation expense related to new equipment. As a percentage of revenues, the cost of product and contract research revenues decreased to 67% for the six months ended December 31, 2001 as compared to 93% for the comparable prior year period. This decrease in cost as a percentage of revenues is primarily attributable to the increased volume of sales of the I-Plant radioactive prostate seed. The cost of I-Plant(TM) radioactive prostate seed has a high fixed cost component and as the volume of sales of the prostate seed increases management anticipates continued improvements in gross margins as a percentage of revenues. During fiscal 2001 and 2000, the Company utilized SBIR grants as a significant source of funding for its research and development efforts. The

Company will continue to use SBIR grants as a source of funding for its research and development efforts in fiscal 2002. The Company's obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, the Company may continue its research and development efforts related to these projects at its own expense. The Company has classified such costs as cost of product and contract research revenues to permit comparability between periods. This cost is considered company-funded research and development.

     Research and Development. Research and development expense for the six months ended December 31, 2001 was $549,000 as compared to $816,000 for the comparable prior year period, a decrease of $267,000 or 33%. This decrease is primarily a result of the completion of development costs associated with the I-Plant seed in connection with the commercial product introduction in fiscal 2001. The Company anticipates increases in future expenditures resulting from new product development plans.

     Selling, General and Administrative. Selling, general and administrative expenses for the six months ended December 31, 2001 were $1,003,000 as compared to $1,126,000 for the comparable prior year period, a decrease of $123,000 or 11%. The decrease is primarily a result of the Company's continued cost containment efforts that were undertaken in the fourth quarter of fiscal 2001. Cost containment measures included, but were not limited to, the elimination of discretionary spending not essential to achieving critical business objectives, replacement of certain members of senior staff and management with consultants experienced in a manufacturing environment focused on operational efficiencies, reduction of legal expenses associated with patent application preparation, cancellation of the Company's public relations firm's contract, and a reduction of purchases of spare parts inventory.

     Other Income, Net. For the six month period ended December 31, 2001 the Company recorded no other income, net as compared to other income, net of $92,000. The decrease is primarily a result of a lower available cash balance upon which to generate interest income.

     Net Loss. Net loss for the six month period ended December 31, 2001 was $589,000 as compared to $1,717,000 for the comparable prior year period, a decrease in net loss of $1,128,000 or 66%. This reduction is attributable, in part, by the marked increase in total revenues, especially the growth in the sale of the I-Plant(TM) prostate seed, and the maintenance of stable operating expenses pursuant to the Company's cost containment measures. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the six months ended December 31, 2001 were a negative $207,000 as compared to a negative $1,503,000 for the comparable prior year period, an improvement in EBITDA of $1,296,000 or 86%. The Company calculated EBITDA by adding depreciation and amortization of $382,000 and $306,000 to the loss from operations of $589,000 and $1,809,000 for the six month period ended December 31, 2001 and 2000, respectively. EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, EBITDA as determined by the Company may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles.
This improvement in EBITDA primarily reflects the positive impact of the increasing sales volume of the I-Plant prostate seed compared to the Company's manufacturing fixed cost structure. The basic and diluted net loss per share for the six months ended December 31, 2001 was $0.10 per share as compared to $0.30 per share for the comparable prior year period, a decrease of $0.20 or 67%.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2001, the Company had approximately $2,369,000 in cash in the form of cash and short-term investments. Included in cash is $167,000 of restricted cash required to partially collateralize the Company's Equipment Term Loan, as discussed below. During the six months ended December 31, 2001, operating activities used cash of approximately $380,000. Net cash used by operating activities primarily reflects the $589,000 net loss, a $35,000 increase in accounts receivable and a $373,000 increase in inventory; offset by a $242,000 increase in accounts payable and depreciation and amortization of $382,000. During the six months ended December 31, 2001, investing activities used cash of approximately $523,000, which was attributable to $528,000 use for the purchases of property and equipment. During the six months ended December 31, 2001, financing activities provided approximately $2,040,000 in cash. Net cash provided by financing activities primarily includes proceeds from the exercise of stock options in the approximate amount of $129,000; the exercise of warrants in the approximate amount of $469,000, net of cash receivable on the exercise of warrants of $131,000; the sale of treasury stock in the amount of $253,000; and the issuance of $1,500,000 of common stock through a private placement, net of $130,000 of transaction costs. The proceeds from the issuance of equity were offset by payments on the Company's equipment term loan.

     Through September 30, 2001, the Company had available a Revolving Credit Facility ("Credit Facility") and an Equipment Term Loan ("Term Loan") under a Loan Agreement with its bank. The Revolving Credit Facility is unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

     On September 30, 2000, the Company's Credit Facility expired. The Company chose not to renew the Credit Facility and is currently seeking a new credit facility on terms more favorable to the Company. There were no borrowings on the Credit Facility during the three months ended December 31, 2001 and no balances outstanding as of December 31, 2001.

     The Company has a term loan facility of $1,500,000, of which it had utilized $750,000. Interest is payable monthly at 1% above the bank's base rate commencing February 1998. As of December 31, 2001, the balance outstanding was $323,000.

     The Company's Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2001, the Company's net loss covenant was greater than the required amount. On September 28, 2001, the Company and a director and officer of the Company (collectively, the "Pledgors") fully collateralized the Term Loan with $167,000 and $200,000 of cash (the "Collateral"), respectively, and executed pledge agreements with respect to the collateral. The Pledgors deposited the Collateral with the Company's bank. The Collateral must remain with the Company's bank in an amount that is sufficient to collateralize only the balance outstanding on the Term Loan at any point in time until such Term Loan is paid in full. The pledge agreement allows the Company's bank to use the Collateral to fulfill the obligations of the Term Loan in the event of a default by the Company in payment of the principal or interest of the Term Loan. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.

     On October 10, 2001, the Company entered into a $500,000 Line of Credit Facility ("Line of Credit") with CardioTech International, Inc. ("CardioTech"), a related party. The Line of Credit provides for funding at the discretion of the Company, is subject to a security agreement providing a second lien on substantially all of the Company's assets, and provides for a $15,000 commitment fee payable on the earlier of the date the Company first draws down on the Line of Credit or April 15, 2002. The Line of Credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires October 12, 2002. All amounts borrowed under the Line of Credit are due on October 12, 2002. For the period from October 10, 2001 through December 31, 2001 there were no amounts drawn on this Line of Credit. As of December 31, 2001, there were no borrowings outstanding.

     The Company received $1,500,000 in a private placement with an investor and issued 145,349 Units, each consisting of one share of its common stock and one redeemable common stock purchase warrant. Two warrants are redeemable for one share of its common stock at an exercise price of $12.90 per share. Total consideration received was $1,500,000, which reflected a discount of 20% from the market price. This discount reflects the best terms available to the Company in the private placement market during its second fiscal quarter of 2001.

     In connection with the transaction, the Company issued additional warrants to the investor's general counsel to purchase 10,000 shares at an exercise price of $12.90 per share and a document preparation fee of $5,000. The Company also engaged a placement agent who received warrants to purchase 12,000 shares of the Company's common stock at an exercise price of $12.90 per share and a placement fee of $105,000. All warrants pursuant to this transaction are exercisable at any time prior to December 12, 2006. Mr. Pasquale Ruggieri, a member of the Company's Board of Directors, also serves as an investment banker for the placement agent in connection with this transaction.

     The Company has recorded the proceeds from the private placement, net of the discount of $300,000 and offering costs of $130,000 paid in cash and warrants having a fair value of $55,000, as a capital contribution.

     Between December 18, 2001 and January 3, 2002, warrants to purchase 70,900 shares of the Company's common stock were exercised at an exercise price of $9.00 per share. Although warrant exercises such as this were registered in connection with the Company's initial public offering, the Company's prospectus had not been updated to include developments in the Company's business since the initial public offering. To the extent that purchasers of these shares were damaged, the Company could be exposed to liability, including, possibly, liability for rescission of their purchases.

     As of December 31, 2001, warrants representing 52,100 shares of the Company's common stock were exercised at $9.00 per share. As of December 31, 2001, the Company received gross proceeds of approximately $338,000 and was owed $131,000 of cash pursuant to the exercise of these warrants from its transfer agent. Until the prospectus is declared effective, the Company has recognized a liability of $338,000 as amounts due to shareholders and segregated the related proceeds to reflect the potential amount necessary to rescind the exercise of the warrants. During the period in which the warrants were exercised, the Company's stock price ranged from $11.00 to $14.07 per share; however, at this date the Company is unable to determine whether or at what price each of the purchasers may have disposed of the shares they acquired by exercising the warrants and if any of the purchasers were damaged.

     In addition, the Securities and Exchange Commission may have the authority to impose a variety of remedies, including, possibly, fines. The Company is in the process of evaluating the impact of the aforementioned exercise, but does not believe that its liability, if any, to such purchasers would be material to its financial condition or results of operations.

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

     As of December 31, 2001, the Company was conducting its operations with approximately $2,369,000 in cash and cash equivalents (including $167,000 of restricted cash). The Company estimates such amounts combined with its cash flow from operations and borrowing arrangements will be sufficient to fund its working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

PART  II:  OTHER  INFORMATION

Item  1.  Legal  Proceedings

          Not  Applicable

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

          Not  Applicable

Item  3.  Defaults  Upon  Senior  Securities

          Not  Applicable

Item  4.  Submission  of  Matters  of  a  Vote  to  Security-Holders

     The Company held its annual shareholders meeting on December 14, 2001. Anthony Armini, Stephen Bunker, Shunkuchi Shimizu, Michael Szycher and Pasquale Ruggieri were elected as directors of the Company to hold office until the 2002 annual meeting of the shareholders. The results for this proposal was as follows:

                    NAME                   FOR          WITHHELD
               Anthony Armini           5,058,941        3,250
               Stephen Bunker           5,058,941        3,250
               Shunkuchi Shimizu        5,059,991        2,200
               Michael Szycher          5,059,991        2,200
               Pasquale Ruggieri        5,059,991        2,200


Item  5.  Other  Information

          Not  Applicable

Item  6.  List  of  Exhibits  and  Reports  on  Form  8-K

          (a) There are no exhibits, required by Item 601 of Regulation S-B, to be filed as part of this Quarterly Report on Form 10-QSB.

          (b) The registrant filed no reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Implant  Sciences  Corporation

Date:  February 14, 2002                  /s/  Anthony  J.  Armini
                                          ------------------------------
                                          Anthony  J.  Armini
                                          President  and  CEO

Date:  February 14, 2002                  /s/  David  C.  Volpe
                                          ------------------------------
                                          David  C.  Volpe
                                          Acting Chief Financial Officer
                                          (Principal  Financial  and
                                          Accounting  Officer)