Form 10KSB/A
period 2001-06-30
IMPLANT SCIENCES CORP
filed 2002-03-15
CIK 1068874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              FORM 10-KSB/A NO. 2


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

                                     PART 1

ITEM 1.     OUR BUSINESS

     In addition to historical information, this Annual Report on Form 10-KSB/A No. 2 contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," "estimate," "forecast," and similar expressions, among others, identify forward looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business", "Risk Factors", and "Managements Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date thereof. The Company undertakes no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in the Annual Report and in other documents that the Company files from time to time with the Securities and Exchange Commission.

     Implant Sciences Corporation (the "Company"), incorporated in August 1984 has, over the past seventeen years, developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical radiation therapeutic devices. This technology has been applied to the manufacture of radioactive prostate seeds using a dry fabrication process which we believe will be more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry. Our I-Plant seeds are made radioactive in a nuclear reactor prior to shipment to customers. We believe that the opportunities for radioactive prostate seeds will continue to grow as an attractive alternative to other methods of treatment. Research and development on the radioactive prostate seed commenced in approximately June 1988. We received Food and Drug Administration 510(k) clearance to market our I-Plant(TM) Iodine-125 radioactive seed for the treatment of prostate cancer in May 1999. On February 2, 2000 we signed a distribution agreement with MED-TEC Iowa, Inc. ("MED-TEC") for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. From approximately May 1999 through August 2000, we expended resources in the building of a production facility to manufacture and sell the radioactive prostate seeds. We recognized our first sales of radioactive prostate seeds in the first half of fiscal 2001. The transition from research and development on the radioactive prostate seeds to FDA approval and commercialization of this product represents a critical stage in our growth from a provider of ion implantation services for semiconductor and orthopedic applications to a manufacturer and seller of product in the form of radioactive prostate seeds.

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

     We are currently developing our proprietary thin film coating technology in order to apply it to radiopaque (visible by x-ray) coatings on stents, guidewires, catheters and other devices used in interventional cardiology procedures. In addition, we are applying our ion implantation technologies to modify surfaces to reduce polyethylene wear generation in orthopedic joint implants, manufactured by the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated. We also supply ion implantation services to numerous semiconductor manufacturers, research laboratories and universities. We currently have seventeen issued United States patents and seven United States patents pending covering our technologies and processes. We also have two international patent applications pending.

     Since May 1999, we have been performing research to develop a trace explosives detector, which could be used to detect hidden bombs in airports and other public places. This technology is yet another application of our ion source technology. In November 2001, a portable prototype was developed and demonstrated to the Federal Aviation Administration's Technical Center in Atlantic City, New Jersey. Following this demonstration, the Federal Aviation Administration scientists encouraged us to pursue the technology and to apply for a cooperative research and development agreement. A cooperative research and development agreement would allow the Federal Aviation Administration to divulge to us certain classified aspects of explosives detection and to convey the specifications of equipment that the Federal Aviation Administration would consider for purchase if available. We submitted a memorandum of understanding to the Federal Aviation Administration Technical Center on January 24, 2002, which allows us to move forward with the proposal for a joint research and development arrangement.

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

     Ion implantation can be used to embed single isotopes of radioactive or non-radioactive elements into components. We are using our proprietary equipment to manufacture radioactive seed implants for the treatment of prostate cancer and other carcinomas which can be manufactured without expensive cyclotrons or linear accelerators and without hazardous radioactive wet chemistry, the methods currently employed by existing suppliers. We have seventeen United States patents and seven United States patents pending on our processes. We also believe we can cost-effectively implant ions of therapeutic radioisotopes including phosphorous-32, palladium-103 or ytterbium-90 into a device such as a coronary stent used to reduce restenosis following balloon angioplasty.

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

          Trace Explosives Detection. We have developed a prototype instrument which can detect the vapor from trace amounts of explosive compounds including plastic explosives such as RDX, the compound commonly found in C4 explosives. The system works by ionizing explosive molecules in air using a laser beam and then detecting the ionized molecules of the explosive using ion mobility spectrometry. The prototype instrument has successfully detected molecules of five different types of explosives at the parts per trillion concentrations in the air. We believe this technology will provide commercial systems with improved sensitivity and capabilities than equipment presently available.

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

     Prostate Seeds. We have developed, and been granted two United States patents covering radioactive seeds, implants and methods of manufacturing radioactive seed implants by a proprietary process. We have received Food and Drug Administration 510(k) clearance to market our I-Plant(TM) Iodine-125 radioactive seed for the treatment of prostate cancer. These seeds are used primarily in the treatment of prostate cancer. Our 510k clearance permits treatment of any localized tumors treatable by temporary or permanent brachytherapy. Accordingly, we believe there is no liability for off-label use. A twelve-year study conducted by the Northwest Hospital, Seattle, Washington shows that this treatment has a twelve-year disease-free survival rate equal to surgical removal of the prostate and may be superior to other early stage treatments, with a substantial reduction in the negative side effects, impotence and incontinence, frequently associated with surgery and external beam radiation treatment. The National Cancer Institute and American Cancer Society have reported that sexual potency after implantation of radioactive seeds has been 86% to 92%, which compares with rates of 10% to 40% for radical prostectomies and 40% to 60% for external beam radiation therapy. Our production method, involving a proprietary dry fabrication process, does not use radioactive wet chemistry. On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission requirement administered by the Commonwealth of Massachusetts as a Nuclear Regulatory Commission Agreement State. On February 2, 2000 we signed a distribution agreement with MED-TEC for the exclusive U.S. distribution of our I-Plant Iodine-125 seed.

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

     Sales. On February 2, 2000 we signed a distribution agreement with MED-TEC. Under this agreement, MED-TEC has agreed to act as our exclusive distributor for our Iodine-125 radioactive seed for the treatment of prostate cancer in the United States, the District of Columbia, and Puerto Rico. This agreement has a three year term and may be extended for a further two years by MED-TEC by giving us 120 days written notice. Under this agreement, MED-TEC is obligated to purchase a minimum number of seeds per week from us. The price paid by MED-TEC for our seeds will vary depending upon market conditions. Either party may terminate this agreement on 120 days written notice upon a material breach by the other party. The agreement may also be terminated by either party if it is deprived of the benefits of the agreement as a result of force majeure for a period of more than 120 days. MED-TEC's sales of prostate seeds accounted for 17% of revenues for the year ended June 30, 2001.

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

Temporary Coronary Brachytherapy Systems

     With the support of a government research grant, we have begun an initiative on a catheter-based brachytherapy system device for the prevention of restenosis, reclosure of the artery, following balloon angioplasty. The catheter is being designed to deliver localized radiation to the patient's artery, using Iodine-125, a soft gamma ray emitter mounted on the tip of a delivery catheter. Using our patented core technology for the I-Plant(TM) seed we are developing a proprietary process to produce radioactive sources of sufficient strength to be used in the vascular system. We expect that the use of this soft gamma ray isotope within the catheterization laboratory will allow the physician and staff to remain at the patients side during the treatment, which is currently not an option with other gamma ray emitters. We anticipate that this soft gamma ray should also make the procedure more acceptable to the interventional cardiologist, compared to other systems currently in clinical development.

     Radioactive Stents. In fiscal 1998, we were awarded a grant from the National Institutes of Health for the first phase of a possible two-phase program to further develop radioactive stents on a commercial basis. In September 1999 we were notified by the National Institutes of Health that we were awarded a $750,000 Phase two grant, based on our successful phase I grant, to further develop our radioactive stents.

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

Orthopedic Total Joint Replacements

      General. We provide surface engineering technology to manufacturers of orthopedic hip and knee total joint replacements. The majority of existing hip and knee joint replacements are made of a cobalt chromium femoral component that articulates against a polyethylene component. While offering excellent biocompatibility and superior wear resistance over prior alloys and designs and potentially longer average life than prior alloys, cobalt chromium devices still suffer from particle generation where the metal and polyethylene components articulate against each other. This particle generation has been identified as a primary cause of implant loosening due to osteolysis requiring repeat surgery.

      Orthopedics. We implant cobalt chromium components of total joint replacements manufactured by our customers with nitrogen ions. Nitrogen ion implantation of these components reduces polyethylene wear by modifying the native oxide present in cobalt chromium alloys. Laboratory tests and clinical studies have shown that nitrogen ion-implanted cobalt chromium components offer superior performance over untreated components, significantly reducing wear and slowing the incidence of osteolysis which ultimately leads to revision surgery.

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

      Sales. We currently implant cobalt chromium components of total joint replacements made by our customers with nitrogen ions and are developing ceramic ion implantation techniques for total joint replacements. We receive untreated cobalt chromium total joint replacements from our customers and implant them at our facility. We then invoice and ship the implanted total joint replacements to our customers. We maintain two major customers, the Howmedica/Osteonics Division of Stryker, Corporation and Biomet, Incorporated, accounted for 34% of revenues in the year ended June 30, 2001 and 44%, for the comparable prior year period.

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

Trace Explosives Detection Equipment.

     We are developing several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities. The systems use our proprietary technology, which includes the use of laser beams in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air.

     We are developing several versions of the systems to serve these markets. We are developing a table-top unit, which can be used to screen passengers and carry-on baggage in airports. We are also developing a portable system, which can be used to replace bomb-sniffing dogs to clear buildings, aircrafts, or ships where hidden bombs are believed to exist.

     We plan to first market these systems to U.S. government agencies for use in airports and government buildings.

MARKETING AND SALES

     Our marketing and sales methods vary according to the characteristics of each of our main business areas. Foreign sales have comprised less than five percent of our total revenues. Sales and marketing to the medical device and semiconductor markets are directed by the Company's Vice President of Marketing and Sales who is assisted by product managers or sales representatives in each area. U.S. sales of the I-Plant(TM) Iodine-125 radioactive seed is done through our distribution partner MED-TEC and sales in the other medical device and semiconductor areas are handled by three full time salespeople, product managers or customer service. The solicitation and proposal process for research and development contracts and grants are conducted by the Company's President, its Chief Scientist, and its scientific staff.

Medical Sales and Marketing

     We have partnered with MED-TEC to market and sell our radioactive prostate seeds within the United States. We plan to partner with another organization for sales and marketing in Europe. We plan to market our coronary devices directly to cardiovascular manufacturers who will in turn sell the products to hospitals.

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

     We are aware of a U.S. patent of a third party having broad claims covering radioactive stents and methods of using radioactive stents for the treatment of restenosis. We have not sought a formal opinion of counsel regarding the validity of this patent or whether our process may infringe this patent. At this time we have no plans to implant radioactivity onto coronary stents manufactured by the patent holder, its licensees or others.

Semiconductor Sales and Marketing

     Since semiconductor ion implantation is a standard process in all integrated circuit fabrication, customers usually know what they want and little education is necessary. Our services are promoted and sold through trade shows, advertising in trade magazines, direct mailings, press releases, and our website at www.implantsciences.com. Most sales are between $600 and $2,500 per order,
   ------------------------
take less than one day to complete, and the entire sales effort is often conducted by telephone. Most of our sales in this area are for outsourced customer-specified ion implantation services which the customer's own ion implantation department is unable or unwilling to perform.

Government Contracts

     Research and development contracts from the U.S. government must be won through a competitive proposal process which undergoes peer review. We are in frequent contact with the National Institutes of Health, the Department of Defense, the Department of Energy and other agencies at technical conferences to stay informed of the government's needs. We believe our management and senior scientific staff have earned a strong reputation with these and other agencies. To date we have been awarded research and development contracts by the National Institute of Health, the Department of Defense, the National Science Foundation, and the National Aeronautics and Space Administration.

RESEARCH AND DEVELOPMENT

     Our technical staff consists of eleven scientists and engineers, including six with Ph.D. degrees, and five with Bachelor Degrees or with expertise in physical sciences and engineering. All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories. Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research program of the U.S. Government. Under the Small Business Innovative Research program, we retain the right to patent anything developed pursuant to the program, however, the US Government retains a royalty free license to use the technology. We have obtained over $6 million in U.S. government grants and contracts over the past 10 years. Each research and development agreement with our corporate partners defines the rights to these agreements. Since September 2000, no corporate partner has funded research and development programs.

     We spent approximately $2,975,000 and $2,300,000 on research and development in the fiscal years ended June 30, 2001 and 2000, respectively. Approximately $747,000 and $788,000 of research and development activities were borne directly by customers in 2001 and 2000, respectively.

     One of our research and development programs that we completely funded is the development of our trace explosives detection systems. Since May 1999, we have spent approximately $150,000 on this program.

PATENTS AND PROPRIETARY TECHNOLOGY

     It is our policy to protect our proprietary position by, among other methods, filing United States and foreign patent applications. We currently have seventeen issued United States patents and seven United States patents applications pending. We also have two international patent applications pending. Of the seventeen patents issued, four (4) are of material importance to us and are in the field of brachytherapy. These four (4) material patents expire in the years 2017 through 2019.

     We have exclusive rights inter-alia under patents covering the following technologies: (i) methods of rendering coronary stents radioactive, (ii) a radioactive, radiopaque stent device, (iii) methods of growing ceramic coatings on orthopedic implants, (iv) methods of generating ion beams and (v) an iodine-125 radioactive prostate seed. In addition, we also have patents pending on (i) a palladium-103 radioactive prostate seed, (ii) vascular brachytherapy devices, and (iii) drug eluting stents.

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

     We also rely on unpatented proprietary technology, trade secrets and know-how and we do not know if others will independently develop substantially equivalent proprietary information, techniques or processes, that such technology or know-how will not be disclosed or that we can meaningfully protect our rights to such unpatented proprietary technology, trade secrets or know-how. Although we have entered into non-disclosure agreements with our employees and consultants, we cannot be sure such non-disclosure agreements will provide adequate protection for our trade secrets or other proprietary know-how.

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

     In the 510(k) clearance procedure, a company must show that its new product is "substantially equivalent" to a medical device that is currently approved for use. This process requires an application to the FDA for 510(k) clearance. If the FDA determines that a product is in fact substantially equivalent to a product that has already been approved for use, the FDA grants 510(k) clearance for the sale of the new product. This process is quicker and less expensive than obtaining approval for an entirely new product. We obtained 510(k) clearance for our I-Plant(TM) prostate seed product in May 1999.

      Supplemental or full pre-market approval reviews require a significantly longer period. A pre-market approval will be required for our interventional cardiology devices. The pre-market approval process begins with an animal test that leads to the preparation of an Investigational Device Exemption granted by the FDA. The Investigational Device Exemption allows the company to do a small clinical trial. If successful, a larger, multi-institutional clinical trial is performed. The results of both clinical trials are then summarized in an application to the FDA for approval to market the product.

      We currently have only one device under development that will require the pre-market approval process. This proposed device is a polymer covered drug-eluting stent. This device is now being tested within the animal trial stage of the process. An application for an Investigational Device Exemption will not be processed and submitted until completion of the animal trial and the evaluation of the success and viability of moving this proposed device to the Investigational Device Exemption stage.

      Significantly more time will be required to commercialize applications subjected to pre-market approval calendar review. We believe our interventional cardiology devices will not be available for commercial sale before 2003. Furthermore, sales of medical devices outside the U.S. are subject to international regulatory requirements that vary from country to country. The time required to obtain clearance or approval for sale internationally may be longer or shorter than that required for FDA approval.

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

     In order to ship our radioactive prostate seed product from our facility, we are required to obtain a radioactive sealed source registration from the Massachusetts Department of Health, Labor and Industries ("Mass DOH"). We obtained this certificate prior to the commencement of the commercial sales of our radioactive prostate seed product in the first half of fiscal 2001. This certificate requires no maintenance or renewal as long as the design of the radioactive prostate seed is not changed. The Mass DOH can, however, terminate this certification in the event of an accident that would require a redesign of the product. On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission requirement, administered by the Commonwealth of Massachusetts as a Nuclear Regulatory Commission Agreement State.

     The State Radiation Control Program issued to us a license to manufacture and distribute our radioactive prostate seed product. The State Radiation Control Program performs annual inspections of our facility. Since the commencement of commercial sales of our radioactive prostate seed product in the first half of fiscal 2001, the State Radiation Control Program has performed two
(2) inspections of the facility and identified no violations or deficiencies.

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

     In the trace explosives detection industry, Ion Track Instruments Corp. and Barriger Division of Smiths Plc. are our two primary competitors. These two companies also use ion mobility spectrometry, however, they use a radioactive Nickel-63 source to ionize the explosive molecules. This technology differs from our technology because we use an ultraviolet laser to ionize the vapor. We believe our technology provides our device with greater capabilities.

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

     None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended June 30, 2001 vs. June 30, 2000

     Revenues. Total revenues for the year ended June 30, 2001 were $4,368,000 as compared to $3,973,000 for the comparable prior year period, an increase of $395,000 or 10%. We realized $365,000 in revenues in the prior year period on the sale of a customized piece of equipment, which we manufactured for a customer. This customized piece of equipment does not represent one of our core products and we do not actively seek to manufacture for sale such customized equipment. Net of the effect of this prior year equipment sale, our core product and contract research sales increased to $4,368,000 for the year ended June 30, 2001 from $3,608,000 for the comparable prior year period, an increase of $760,000 or 21%. The increase is attributable primarily to revenue recognized from the new I-Plant seed which the company began shipping in the first half of fiscal 2001. I-Plant prostate seed sales for the year ended June 30, 2001 were approximately $714,000. Over the nine (9) month period ended June 30, 2001, the I-Plant(TM) prostate seed sales have grown at a compounded average rate of 29% per month. Although management believes the prostate seed business will maintain a trend of strong growth, it is unlikely that a 29% monthly growth rate will be achieved as the product matures. In addition to the marked increase and growth in I-Plant seed sales since commercial introduction, we have also recognized an approximate 7% increase in medical coating revenues, realized primarily from two new customers, and a 47% increase in our semiconductors business. The 47% increase in the semiconductor business is a result of the addition of new customers who require outsourced ion implantation services for research and development activities. These gains were offset by a 31% decrease in government contract and grant revenue. The number of government grants decreased because we completed certain grants in fiscal 2000 or in the beginning of fiscal 2001. Additionally, either we did not receive new grants to replace the completed ones or we are still awaiting for approval on our grant proposals.

     Our two major customers, the Howmedica/Osteonics Division of Stryker, Corporation and Biomet, Incorporated, accounted for 34% of revenue in the year ended June 30, 2001 and 44%, for the comparable prior year period. Our sales to these customers decreased solely due to reduced purchase orders. MED-TEC, our exclusive distributor of prostate seeds accounted for 16% of revenues for the year ended June 30, 2001. Our government contract and grant revenue accounted for 17% and 27% of revenue for the years ended June 30, 2001 and 2000, respectively. Our grant revenues, principally Small Business Innovative Research programs, fluctuate due to: (a) our desire to obtain external funding for our research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. We have been successful in obtaining Small Business Innovative Research grants in fiscal 2001 and 2000. We expect to continue to seek continuation or replacement of its existing Small Business Innovative Research grants in fiscal 2002.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the year ended June 30, 2001 was $4,247,000 as compared to $2,749,000 for the comparable prior year period, an increase of $1,498,000 or 54%. As a percentage of revenues, the cost of product and contract research revenues increased to 97% for the year ended June 30, 2001 as compared to 69% for the comparable prior year period. This increase in cost is primarily attributable to the increase in cost of product sales due to: (a) overall increase in sales volume; (b) additional costs related to the introduction of the radioactive prostate seed, principally personnel costs and depreciation expense related to new equipment; and (c) costs incurred by us in connection with its research grants. During fiscal 2001 and 2000, we utilized Small Business Innovative Research grants as a significant source of funding for our research and development efforts. Our obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, we may continue our research and development efforts related to these projects at our own expense. During fiscal 2001 and 2000, we incurred approximately $728,000 and $170,000, respectively, in excess of amounts received under the terms of the Small Business Innovative Research grants. We have classified such costs as cost of product and contract research revenues to permit comparability between periods. This cost is considered company-funded research and development.

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

     Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2001 were $2,319,000 as compared to $2,188,000 for the comparable prior year period, an increase of $131,000 or 6%. Included in selling, general and administrative costs, was approximately $320,000 related to stock based compensation. Of the $320,000, $259,000 of these costs reflect non-cash charges that were not included in the prior year's costs and relate to a separation agreement with a former officer (See Note 12). Accordingly, selling, general and administrative costs, net of the charges for stock based compensation, decreased to $1,999,000 for the year ended June 30, 2001, a decrease of $189,000 or 9% as compared to the comparable prior year period. This decrease reflects our cost containment measures implemented during the second half of fiscal 2001. Cost containment measures included, but were not limited to, the elimination of discretionary spending not essential to achieving critical business objectives, replacement of certain members of senior staff and management with consultants experienced in a manufacturing environment focused on operational efficiencies, reduction of legal expenses associated with patent application preparation, cancellation of the Company's public relations firm's contract, and a reduction of purchases of spare parts inventory.

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

LIQUIDITY AND CAPITAL RESOURCES

     The accompanying financial statements have been presented on the assumption that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000 and 2001, we incurred significant operating losses and utilized significant amounts of cash to fund operations. Research and development on the radioactive prostate seed commenced in approximately June 1988. We received Food and Drug Administration 510(k) clearance to market its I-Plant(TM) Iodine-125 radioactive seed for the treatment of prostate cancer in May 1999. On February 2, 2000 we signed a distribution agreement with MED-TEC Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. From approximately May 1999 through August 2000, we expended resources in the building of a production facility to manufacture and sell the radioactive prostate seeds. We recognized its first sales of radioactive prostate seeds in the first half of fiscal 2001. Our transition from research and development on the radioactive prostate seeds to FDA approval and commercialization of this product represents a critical stage in our growth whereby we are transforming from a provider of ion implantation services for semiconductor and orthopedic applications to a manufacturer and seller of product in the form of radioactive prostate seeds.

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

     During the second half of fiscal 2001, we implemented a number of programs to reduce its consumption of cash, including operating expense reductions. Our management has outlined a plan of appropriate action steps to attempt to ensure that we have adequate sources of cash to meet its working capital needs and research and development activities for at least the next twelve months. In May 2001, our management received approval from the board of directors to implement this action plan. The key elements of the plan are as follows:

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

     In addition to the key elements of our plan, MED-TEC executed a contract in August 2001 with a hospital in the Southeast US, which requires our use as its sole provider of Iodine-125 prostate seeds. This could increase our planned prostate seed sales for fiscal 2002. The agreement terminates on August 14, 2003 and may be extended at the option of the hospital for one or more additional terms of two years.

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

     During the year ended June 30, 2001, operating activities used cash of approximately $2,801,000. Net cash used by operating activities primarily reflects the $3,580,000 net loss, a $248,000 increase in inventories, a $290,000 decrease in accounts payable, and a $55,000 decrease in accrued expenses. These uses of cash were offset by $280,000 provided by an increase in accounts receivable and depreciation and amortization of $653,000.

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

     Our loan agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2001, our net loss covenant was greater than the required amount. On September 28, 2001, we and Stephen N. Bunker, one of our directors and officers, fully collateralized the term loan with $167,000 and $200,000 of cash, respectively, and executed pledge agreements with respect to the collateral. Our bank has waived its rights under the loan agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.

     On October 10, 2001, we entered into a $500,000 line of credit facility with CardioTech International, Inc. ("CardioTech"), a related party (See Note
10). The line of credit provides for funding at our discretion and is subject to a security agreement providing a second lien on substantially all of our assets. The line of credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires October 12, 2002. All amounts due under the Line of Credit are due on October 12, 2002.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are charged by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to us during the past fiscal year, and, if applicable, written representations that Form 5 was not required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled in a timely manner.

Name                Age                 Position                 Director Since
------------------  ---  --------------------------------------  --------------
Anthony J. Armini*   63  President, Chief Executive Officer and            1984
                         Chairman of the Board

Stephen N. Bunker*   58  Vice President and Chief Scientist,               1988
                         Director

Alan D. Lucas        45  Vice President of Marketing, Sales and           _____
                         Business Development

David C. Volpe       46  Acting Chief Financial Officer                   _____

Shunkichi Shimizu    56  Director                                          1998

Michael Szycher      63  Director                                          1999

Pasquale Ruggieri    68  Director                                          2001

     *  Executive  Officer

     Dr. Anthony J. Armini has been the President, Chief Executive Officer, and Chairman of the Board of Directors since the Company's incorporation. Form 1972 to 1984, prior to founding the Company, Dr. Armini was Executive Vice President at Spire Corporation. From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation. Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967. Dr. Armini is the author of eighteen patents and five patents pending in the field of implant technology and fourteen publications in this field. Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and fifteen years experience with ion implantation in the medical and semiconductor fields. Dr. Armini has been on the Board of Directors of CardioTech International, Inc., a publicly traded company of which Dr. Szycher is President and Chief Executive Officer, since October 2000.

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

     Alan D. Lucas joined the Company in March 1998 as Vice President of Marketing, Sales and Business Development. Prior to joining the Company, Mr. Lucas accumulated over 20 years experience in various marketing and business development positions for medical device companies. Most recently, from 1996 to 1998, Mr. Lucas was the Director of Corporate Development at ABIOMED, Inc. From 1994 to 1996, Mr. Lucas was a strategic marketing and sales consultant focused on medical technology. From 1991 to 1994, Mr. Lucas was the Director of Marketing at Vision Sciences, Inc. a developmental stage medical device company.

     David C. Volpe has served as the Company's Acting Chief Financial Officer since May 2001. Mr. Volpe has also been serving as the Acting Chief Financial Officer of CardioTech International, Inc. since June 1999. Since May 1996, Mr. Volpe has been the Managing Director of VC Advisors, Inc., providing financial management, business development and financing expertise to a variety of companies in the Internet, medical, telecommunications, software and high technology fields. From 1991 through 2000, Mr. Volpe was a senior financial executive with several private venture-backed and publicly held, technology based companies, including Chief Financial Officer of Cynosure Inc. and FaxNet Corporation. Prior to that, Mr. Volpe was a Manager at Price Waterhouse focusing his efforts on emerging growth, technology-based companies. Mr. Volpe holds a B.S. degree from California State University and is a member of the AICPA.

     Shunkichi Shimizu joined the Company's Board of Directors in March 1998. He has been the Executive Vice President of TK Holdings, Inc. of Delaware, a subsidiary of Takata Corporation since 1997. Takata Corporation is a manufacturer of seat belts and airbags. Prior to joining Takata Corporation, he served as Head of International Financial Institutions Division at the Bank of Tokyo-Mitsubishi, Ltd., Headquarters.

     Michael Szycher joined the Company's Board of Directors in December 1999. He has been President and Chief Executive Officer and Director of CardioTech International, Inc., a publicly traded manufacturer of medical devices and biocompatible polymers since 1996. From 1988 to 1996, Dr. Szycher was Chairman and Chief Technology Officer of Polymedica Industries. Dr. Szycher is a recognized authority on polyurethanes and blood compatible polymers. He is the editor of six books on various subjects in blood compatible materials and devices and the author of eighty original research articles. Dr. Szycher is also Editor-in-Chief of the quarterly publication Journal of Biomaterial Applications.

     Pasquale Ruggieri has been on the Company's Board of Directors since December 2001. He has served as the Vice President of Investment Banking for Schneider Securities, Inc., a full service broker dealer, since 1991. Prior to that Mr. Ruggieri was Executive Vice President and Director of Investment Banking for Jonathan Alan, Inc., a full service broker dealer. He holds a B.S. in Business Administration from Bryant College.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth the aggregate cash compensation paid by us with respect to the three fiscal years ended June 30, 1999, 2000 and 2001 to our chief executive officer and each of the three other most highly compensated executive officers in fiscal 2001. We have no other executive officers.

                                      SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                               Compensation
                                       Annual Compensation                           Awards
                                       -------------------                           ------
                                                                                     Shares
                                                                   Other Annual  Underlying
                                                                  Compensation($)   Options
Name and Principal Position          Year  Salary($)   Bonus ($)        (1)       Granted(#)
-----------------------------------  ----  ----------  ----------  ------------- -----------
Antohy J. Armini*                    2001  $  129,133  $   25,000  $       6,255      90,000
 President, Chief Executive Officer  2000  $  129,837  $   25,000  $      19,386           -
 and Chairman of the Board           1999  $  124,334  $   35,000  $       9,188           -

Stephen N. Bunker*                   2001  $  101,545           -  $       4,872           -
Vice President,                      2000  $  118,213           -  $       6,514           -
Chief Scientist and Director         1999  $   96,135           -  $       2,963           -

Alan D. Lucas                        2001  $  135,434  $   15,000  $       6,370      50,000
Vice President of Sales, Marketing   2000  $  123,478  $   45,000  $       6,465      50,000
and Business Development             1999  $  105,694  $   35,000  $         456           -


Darlene M. Deptula-Hicks**           2001  $  132,762  $   15,000  $  39,490 (2)      25,000
Former Vice President, Chief         2000  $  121,477  $   40,000  $       6,401      20,000
Financial Officer and Treasurer      1999  $   94,344  $   40,000  $         569      25,200

-------------------
     *     Executive  Officer
     **    The former vice president, chief financial officer and treasurer (the
"Former Officer") resigned her position pursuant to a separation agreement effective May 1, 2001. The separation agreement provided for a six month severance payment in the aggregate amount of $68,019 (which amount is included in the $132,762 salary amount set forth in the table above), the acceleration of vesting of options for 21,736 shares of our common stock and the repurchase by us from the Former Officer of an additional 23,000 shares of our common stock acquired by the Former Officer through the exercise of stock options resulting in net cash proceeds of $33,120 to the Former Officer. As of June 30, 2001, the former officer exercised and sold 32,464 shares and had 14,736 shares vested and exercisable. We recognized $259,000 of non-cash, stock-based compensation related to this agreement.

     (1) Other annual compensation consists of life and disability insurance premiums and 401(k) plan benefits paid by us on behalf of these executive officers.

     (2) Other annual compensation consists of life and disability insurance premiums, 401(k) plan benefits paid by us on behalf of these executive officers, and $33,120 paid in cash as a net payment to repurchase 23,000 shares of our common stock acquired through the exercise of stock options.

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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CardioTech, a public company, is a related party with us by virtue of its significant business relationships. During fiscal 2001, Mr. Volpe, the acting chief financial officer of CardioTech, provided certain financial and accounting services to us on a consulting basis. He was owed $21,000 for all such services rendered through June 30, 2001 and received no payments for services during fiscal 2001.

     In March 2000, we entered into a $250,000 joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for our proprietary radioactive brachytherapy technology. During fiscal 2001, we paid $50,000 pursuant to the aforementioned agreement. The joint research and development agreement provides for CardioTech to develop the polyurethane coating instrumental in the development of a polyurethane coated drug-eluting stent and for CarioTech to grant us a perpetual worldwide exclusive license to use, sublicense and otherwise deal in any technology developed by CardioTech in connection with the development of the stents. In consideration of the research, development and technology transfer, we will pay Cardiotech $150,000 in cash pursuant to a milestone schedule. In addition, CardioTech will sell to us 100,000 shares of CardioTech's common stock at a price of $1.00 per share pursuant to the achievement of certain milestones related to the research and development. The owner of the technology used in connection with the stent will be CardioTech, however such technology will be transferred to us pursuant to a technology license as described above. The developed technology represents a "platform" in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent. The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to us. The material deadline is therefore the delivery of an operative prototype. We are obligated to pay the entire $250,000 if all milestone conditions are met. Through September 20, 2001 we have made cash payments of $115,000 to CardioTech.

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

     Our loan agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2001, our net loss covenant was greater than the required amount. On September 28, 2001, we and Stephen N. Bunker, one of our directors and officers, fully collateralized the Term Loan with $167,000 and $200,000 of cash, respectively, and executed pledge agreements with respect to the collateral. Mr. Bunker provided the $200,000 from personal funds. We are not obligated to provide any additional consideration to Mr. Bunker as a result of his collateralization of the Term Loan. We deposited the collateral with our bank in an interest bearing account. The collateral must remain with our bank in an amount that is sufficient to collateralize only the balance outstanding on the term loan at any point in time until such term loan is paid in full. The pledge agreements allows our bank to use the collateral to fulfill the obligations of the term loan in the event of a default by us in payment of the principal or interest of the term loan. Our bank has waived its rights under the loan agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.

     In January 2000, we received notice of the award of a joint research grant. Funding is provided through a $100,000 Phase I grant by the U.S. Department of Health and Human Services, National Heart, Lung & Blood Institute to CardioTech and sub-grants to us and Stanford University. The material terms of the sub contract required us to provide ion implantation services to CardioTech. The services required ion implantation of radioactivity into polyurethane grafts. The sub contract work began in February 2000 and was completed in June 2000. We received $25,000 as payment in full for the sub contract work in September 2000.

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
                                       ==========  ============

   The accompanying notes are an integral part of these financial statements

                             IMPLANT SCIENCES CORPORATION
                               STATEMENT OF CASH FLOWS

                                 YEARS ENDED JUNE 30,
                                 --------------------

                                                               2000          2001
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(2,488,000)  $(3,580,000)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                              270,000       653,000
    Amortization of deferred compensation                       61,000        61,000
    Non-cash stock compensation expense                              -       259,000
    Equity in loss of Epsilon Medical, Inc.                      6,000         2,000
    Impairment of patents                                            -        80,000
    Write-off of patent costs                                   15,000             -
    Write-off loan financing fees                                    -        11,000
    Changes in operating assets and liabilities:
      Accounts receivable                                     (546,000)      280,000
      Inventories                                              267,000      (248,000)
      Prepaid income taxes                                       9,000             -
      Prepaid expenses                                         (33,000)       18,000
      Notes receivable                                         (25,000)        3,000
      Other noncurrent assets                                  (15,000)        5,000
      Accounts payable                                         512,000      (290,000)
      Accrued expenses                                        (424,000)      (55,000)
                                                           ------------  ------------
        Net cash used in operating activities               (2,391,000)   (2,801,000)
                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Epsilon Medical, Inc.                          (50,000)            -
  Purchase of property and equipment                        (2,174,000)     (977,000)
  Capitalized patent costs                                     (45,000)      (46,000)
                                                           ------------  ------------
    Net cash used in investing activities                   (2,269,000)   (1,023,000)
                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                        3,718,000       607,000
  Repurchase of common stock                                         -      (207,000)
  Repayments of long-term debt                                (218,000)     (182,000)
  Repayments of revolving credit line                         (155,000)            -
                                                           ------------  ------------
    Net cash provided by  financing activities               3,345,000       218,000
                                                           ------------  ------------

  Net decrease in cash and cas equivalents                  (1,315,000)   (3,606,000)
  Cash and cash equivalents, beginning                       6,153,000     4,838,000
                                                           ------------  ------------
  Cash and cash equivalents, ending                        $ 4,838,000   $ 1,232,000
                                                           ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                            $    78,000   $    47,000
  Obligations under capital lease                               17,000        11,000

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

          The accompanying financial statements have been presented on the assumption that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000 and 2001, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is reaching a critical stage in its growth as it transforms from a research and development company to a commercial company with complete sales, marketing and production capabilities. The Company received Food and Drug Administration 510(k) clearance to market its I-Plant(TM) Iodine-125 radioactive seed for the treatment of prostate cancer. On February 2, 2000, the Company signed a distribution agreement with MED-TEC Inc. for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. During this time the Company increased its overall operating expenses and overhead to be positioned to further increase its sales and production capabilities.

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

          - Execution of a key contract by MED-TEC Inc. with a hospital in the Southeast US, requiring the use of the Company as its sole provider of Iodine-125 prostate seeds, that could have the affect of increasing the Company's planned prostate seed sales for Fiscal 2002; and

          - Discontinued nonessential research and development efforts, other than grants and contracts, that will reduce significantly the costs incurred during fiscal 2001.

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


                                                       JUNE 30,
                                            --------------------------
                                                 2000          2001
                                            ------------  ------------
            Basic:
              Net loss                      $(2,488,000)  $(3,580,000)
              Weighted shares outstanding     5,368,557     5,817,212
              Net loss per share - basic    $     (0.46)  $     (0.62)

            Diluted:
              Net loss                      $(2,488,000)  $(3,549,000)
              Weighted shares outstanding     5,368,557     5,817,212
              Net loss per share - diluted  $     (0.46)  $     (0.61)

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

                                   Implant  Sciences  Corporation

Date:  March 15, 2002              /s/  Anthony  J.  Armini
                                   ---------------------------------------
                                   Anthony  J.  Armini
                                   President,  Chief  Executive  Officer,
                                   Chairman  of  the  Board  of  Directors
                                   (Principal  Executive  Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 15, 2002              /s/  Anthony  J.  Armini
                                   ---------------------------------------
                                   Anthony  J.  Armini
                                   President,  Chief  Executive  Officer,
                                   Chairman  of  the  Board  of  Directors
                                   (Principal  Executive  Officer)


Date:  March 15, 2002              /s/  David  C.  Volpe
                                   ---------------------------------------
                                   David  C.  Volpe
                                   Acting  Chief  Financial  Officer
                                   (Principal  Financial and Accounting Officer)


Date:  March 15, 2002              /s/  Stephen N. Bunker
                                   ---------------------------------------
                                   Stephen  N.  Bunker
                                   Vice  President  and  Chief  Scientist,
                                   Director

Date:  March 15, 2002              /s/  Michael Szycher
                                   ---------------------------------------
                                   Michael Szycher
                                   Director

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