Form 10QSB/A
period 2001-12-31
IMPLANT SCIENCES CORP
filed 2002-03-15
CIK 1068874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                               FORM 10-QSB/A NO. 1


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

                                     IMPLANT SCIENCES CORPORATION

                                                INDEX


                                                                                         Page No.
                                     PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements:
            Condensed Balance Sheets as of December 31, 2001 and June 30, 2001               2
            (unaudited)

            Condensed Statement of Operations for the Three and Six Months Ended
            December 31, 2001 and 2000 (unaudited)                                           3

            Condensed Statement of Cash Flows for the Six Months Ended December 31,
            2001 and 2000 (unaudited)                                                        4

            Notes to Condensed Financial Statements (including data applicable to
            unaudited periods)                                                               5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                        9

                                     PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings                                                               15

Item 2.     Changes in Securities and Use of Proceeds                                       15

Item 3.     Defaults Upon Senior Securities                                                 15

Item 4.     Submission of Matters to a Vote of Security-Holders                             15

Item 5.     Other Information                                                               15

Item 6.     Exhibits and Reports on Form 8-K                                                15

            Signatures                                                                      16

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

2.   INTERIM  FINANCIAL  STATEMENTS

     The financial information for the three and six months ending December 31, 2001 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the three and six months ended December 31, 2001 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB/A No. 1 should be read in conjunction with the Company's audited financial statements, included in its Form 10-KSB/A No.2 as of and for the year ending June 30, 2001 filed with the Securities and Exchange Commission.

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

7.   CREDIT  ARRANGEMENT

     The Company had a Revolving Credit Facility ("Credit Facility") and has an Equipment Term Loan ("Term Loan") pursuant to a Loan Agreement with its bank. The Revolving Credit Facility is unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

     On September 30, 2000, the Company's Credit Facility expired. The Company chose not to renew the Credit Facility and the Company has no further borrowing rights or availability. Additionally, the Company has no borrowings outstanding with respect to the expired Credit Facility as of December 31, 2001.

     The Company's Term Loan provided a facility of $1,500,000, of which it had utilized $750,000. Interest is payable monthly at 1% above the bank's base rate commencing February 1998. As of December 31, 2001, the balance outstanding was approximately $323,000 and no further borrowings are permitted on the Term Loan.

     The Company's Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2001, the Company's net loss covenant was greater than the required amount. On September 28, 2001, the Company and Stephen N. Bunker, a director and officer of the Company, (collectively, the "Pledgors") fully collateralized the Term Loan with $167,000 and $200,000 of cash (the "Collateral"), respectively, and executed pledge agreements with respect to the collateral. As of December 31, 2001, the Collateral was $367,000. The Pledgors deposited the Collateral with the Company's bank. The Collateral must remain with the Company's bank in an amount that is sufficient to collateralize only the balance outstanding on the Term Loan at any point in time until such Term Loan is paid in full. The pledge agreements allows the Company's bank to use the Collateral to fulfill the obligations of the Term Loan in the event of a default by the Company in payment of the principal or interest of the Term Loan. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.


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

10.  RELATED  PARTY  TRANSACTIONS

     Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. CardioTech, a public company, is a related party with the Company by virtue of its significant business relationships.

     In March 2000, the Company entered into a $250,000 joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. Through December 31, 2001, the Company paid CardioTech $115,000 pursuant to the aforementioned agreement.

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

      In January 2000, the Company received notice of the award of a joint research grant. Funding is provided through a $100,000 Phase I grant by the U.S. Department of Health and Human Services, National Heart, Lung & Blood Institute to CardioTech and sub-grants to the Company and Stanford University. The Company acted as a subcontractor to CardioTech and received a total of $25,000 in payments through September 2000. There are no further amounts to be received by the Company pursuant to this grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-KSB/A No. 2 for the year ended June 30, 2001. In addition to historical information, this Form 10-QSB/A No. 1 contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Quarterly Reports and Annual Reports filed by the Company in fiscal 2001 and 2002.

RESULTS  OF  OPERATIONS

Comparison  for  the  three  months  ended  December  31,  2001  and  2000

     Revenues. Total revenues for the three months ended December 31, 2001 were $1,584,000 as compared to $1,001,000 for the comparable prior year period, an increase of $583,000 or 58%. The increase is attributable primarily to revenue recognized from the new I-PlantTM seed which the Company began shipping in the first half of fiscal 2001. I-Plant prostate seed sales for the three months ended December 31, 2001 were approximately $665,000 as compared to $121,000 for the comparable prior year period. Over the three month period ended December 31, 2001, the I-PlantTM prostate seed sales have grown at a compounded average rate of 17% per month. Although management believes the prostate seed business will maintain a trend of strong growth, management believes that a 17% monthly growth rate will decline as the product matures. The Company's revenues from the I-PlantTM prostate seeds increased primarily because of an increase in the number of customers and an increase in the volume of the I-PlantTM prostate seeds shipped. Revenues from medical coatings for the three months ended December 31, 2001 were $501,000 as compared to $451,000 for the comparable prior year period, an increase of $50,000 or 11%. The increase in revenues from medical coatings is primarily a result of the addition of two new customers. Revenues from semiconductors for the three months ended December 31, 2001 were $206,000 as compared to $151,000 for the comparable prior year period, an increase of $55,000 or 36%. The increase in the semiconductor business is a result of the addition of new customers who require outsourced ion implantation services for research and development activities. These gains were offset by a 6% decrease in government contract and grant revenue. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, combined, accounted for 26% and 32% of revenue for the three months ended December 31, 2001 and 2000, respectively. The Company's sales to these customers as a percentage of total sales decreased as a result of the increasing sales volume of I-Plant(TM) prostate seeds. MED-TEC Iowa, Inc. ("MED-TEC Inc."), the Company's exclusive distributor of prostate seeds, accounted for 42% and 12% of revenues for the three months ended December 31, 2001 and 2000, respectively. The Company's government contract and grant revenue accounted for 13% and 22% of revenue for the three months ended December 31, 2001 and 2000, respectively. The Company's grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) the desire of the Company to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. The Company has been successful in obtaining SBIR grants in fiscal 2002 and 2001. The Company expects to continue to seek continuation or replacement of its existing SBIR grants during fiscal 2002 and beyond.

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

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 31, 2001 were $590,000 as compared to $567,000 for the comparable prior year period, an increase of $23,000 or 4%. The increase is primarily attributable to normal increases in expenses in connection with the increased sales activity. However, the increase is only a slight increase and reflects managements continued enforcement of cost containment efforts. Theses cost containment efforts were initially undertaken in the second half of fiscal 2001. Cost containment measures included, but were not limited to, the elimination of discretionary spending not essential to achieving critical business objectives, replacement of certain members of senior staff and management with consultants experienced in a manufacturing environment focused on operational efficiencies, reduction of legal expenses associated with patent application preparation, cancellation of the Company's previous public relations firm's contract, and a reduction of purchases of spare parts inventory.

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

Comparison for the six months ended December 31, 2001 and 2000

     Revenues. Total revenues for the six months ended December 31, 2001 were $2,937,000 as compared to $1,856,000 for the comparable prior year period, an increase of $1,081,000 or 58%. The increase is attributable primarily to revenue recognized from the new I-PlantTM seed which the Company began shipping in the first half of fiscal 2001. I-PlantTM prostate seed sales for the six months ended December 31, 2001 were approximately $1,189,000 as compared to $133,000 for the comparable prior year period. Over the six month period ended December 31, 2001, the I-PlantTM prostate seed sales have grown at a compounded average rate of 17% per month. Although management believes the prostate seed business will maintain a trend of strong growth, management believes that a 17% monthly growth rate will decline as the product matures. The Company's revenues from the I-PlantTM prostate seeds increased primarily because of an increase in the number of customers and an increase in the volume of the I-PlantTM prostate seeds shipped. Revenues from medical coatings for the six months ended December 31, 2001 were $995,000 as compared to $888,000 for the comparable prior year period, an increase of $107,000 or 12%. The increase in revenues from medical coatings is primarily a result of the addition of two new customers. Revenues from semiconductors for the six months ended December 31, 2001 were $443,000 as compared to $267,000 for the comparable prior year period, an increase of $176,000 or 66%. The increase in the semiconductor business is a result of the addition of new customers who require outsourced ion implantation services for research and development activities. These gains were offset by a 21% decrease in government contract and grant revenue. Less than 5% of all revenues were derived from foreign sources.


     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, combined, accounted for 27% and 39% of revenue for the six months ended December 31, 2001 and 2000, respectively. The Company's sales to these customers as a percentage of total sales decreased as a result of the increasing sales volume of I-Plant(TM) prostate seeds. MED-TEC Inc., the Company's exclusive distributor of prostate seeds, accounted for 40% and 7% of revenues for the six months ended December 31, 2001 and 2000, respectively. The Company's government contract and grant revenue accounted for 11% and 21% of revenue for the six months ended December 31, 2001 and 2000, respectively. The Company's grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) the desire of the Company to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. The Company has been successful in obtaining SBIR grants in 2002 and 2001. The Company expects to continue to seek continuation or replacement of its existing SBIR grants during fiscal 2002 and beyond.

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

     Selling, General and Administrative. Selling, general and administrative expenses for the six months ended December 31, 2001 were $1,003,000 as compared to $1,126,000 for the comparable prior year period, a decrease of $123,000 or 11%. The decrease is primarily a result of the Company's continued cost containment efforts that were undertaken in the second half of fiscal 2001. Cost containment measures included, but were not limited to, the elimination of discretionary spending not essential to achieving critical business objectives, replacement of certain members of senior staff and management with consultants experienced in a manufacturing environment focused on operational efficiencies, reduction of legal expenses associated with patent application preparation, cancellation of the Company's public relations firm's contract, and a reduction of purchases of spare parts inventory.

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

     The Company had a Revolving Credit Facility ("Credit Facility") and has an Equipment Term Loan ("Term Loan") pursuant to a Loan Agreement with its bank. The Revolving Credit Facility is unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

     On September 30, 2000, the Company's Credit Facility expired. The Company chose not to renew the Credit Facility and the Company has no further borrowing rights or availability. Additionally, the Company has no borrowings outstanding with respect to the expired Credit Facility as of December 31, 2001.

     The Company's Term Loan provided a facility of $1,500,000, of which it had utilized $750,000. Interest is payable monthly at 1% above the bank's base rate commencing February 1998. As of December 31, 2001, the balance outstanding was $323,000 and no further borrowings are permitted on the Term Loan.

     The Company's Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2001, the Company's net loss covenant was greater than the required amount. On September 28, 2001, the Company and Stephen N. Bunker, a director and officer of the Company, (collectively, the "Pledgors") fully collateralized the Term Loan with $167,000 and $200,000 of cash (the "Collateral"), respectively, and executed pledge agreements with respect to the collateral. The Pledgors deposited the Collateral with the Company's bank. The Collateral must remain with the Company's bank in an amount that is sufficient to collateralize only the balance outstanding on the Term Loan at any point in time until such Term Loan is paid in full. The pledge agreement allows the Company's bank to use the Collateral to fulfill the obligations of the Term Loan in the event of a default by the Company in payment of the principal or interest of the Term Loan. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.

     On October 10, 2001, the Company entered into a $500,000 Line of Credit Facility ("Line of Credit") with CardioTech, a related party. The Line of Credit provides for funding at the discretion of the Company, is subject to a security agreement providing a second lien on substantially all of the Company's assets, and provides for a $15,000 commitment fee payable on the earlier of the date the Company first draws down on the Line of Credit or April 15, 2002. The Line of Credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires October 12, 2002. All amounts borrowed under the Line of Credit are due on October 12, 2002. For the period from October 10, 2001 through December 31, 2001 there were no amounts drawn on this Line of Credit. As of December 31, 2001, there were no borrowings outstanding.

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

     As of December 31, 2001, the Company was conducting its operations with approximately $2,369,000 in cash and cash equivalents (including $167,000 of restricted cash). The Company estimates such amounts combined with its cash flow from operations and borrowing arrangements, as provided by CardioTech in the form of the Line of Credit previously discussed, will be sufficient to fund its working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.and administrative expenses, based on the availability of cash.

PART  II:  OTHER  INFORMATION

Item  1.  Legal  Proceedings

          Not  Applicable

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     On December 11, 2001, the Company sold 145,349 units to an independent third-party investor. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Two warrants are redeemable for one share of common stock at an exercise price of $12.90 per share. The Company received gross proceeds of $1,500,000, which reflected a discount of 20% from the market price. This discount reflects the best terms available to the Company in the private placement market during its second fiscal quarter of 2001.

     In connection with the transaction, the Company issued warrants to the investor's general counsel to purchase 10,000 shares of common stock at an exercise price of $12.90 per share and paid them a document preparation fee of $5,000. The Company also engaged a placement agent who received warrants to purchase 12,000 shares of the Company's common stock at an exercise price of $12.90 per share and a placement fee of $105,000. All warrants pursuant to this transaction are exercisable at any time prior to December 12, 2006. Mr. Pasquale Ruggieri, a member of the Company's Board of Directors, also serves as an investment banker for the placement agent in connection with this transaction.

     This private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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


Item  5.  Other  Information

          Not  Applicable

Item  6.  List  of  Exhibits  and  Reports  on  Form  8-K

          (a) There are no exhibits, required by Item 601 of Regulation S-B, to be filed as part of this Quarterly Report on Form 10-QSB/A No. 1.

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

                                          Implant  Sciences  Corporation

Date:  March  15,  2002                  /s/  Anthony  J.  Armini
                                          ------------------------------
                                          Anthony  J.  Armini
                                          President  and  CEO

Date:  March  15,  2002                  /s/  David  C.  Volpe
                                          ------------------------------
                                          David  C.  Volpe
                                          Acting Chief Financial Officer
                                          (Principal  Financial  and
                                          Accounting  Officer)