Form 10KSB/A
period 2001-06-30
IMPLANT SCIENCES CORP
filed 2002-04-30
CIK 1068874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-KSB/A NO. 3


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

                                     PART 1

ITEM 1.     OUR BUSINESS

     In addition to historical information, this Annual Report on Form 10-KSB/A No. 3 contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," "estimate," "forecast," and similar expressions, among others, identify forward looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business", "Risk Factors", and "Managements Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date thereof. The Company undertakes no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in the Annual Report and in other documents that the Company files from time to time with the Securities and Exchange Commission.

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

     Since May 1999, we have been performing research to develop a trace explosives detector, which could be used to detect hidden bombs in airports and other public places. This technology is yet another application of our ion source technology. In November 2001, we developed a portable prototype and in December 2001 we demonstrated it to an independent third party. Following this demonstration, management decided to pursue the technology and to prepare for submission a research and development agreement by June 2002. See "Current and Future Products."

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

     This project has been ongoing since approximately May 1999. It involved a certain amount of one of our employee's time and certain outside contractors. Total costs of this project have been approximately $150,000 in the aggregate over the project period. This project was undertaken by our research personnel who are constantly researching new applications for this technology. The development of new applications is typically funded through government grants or internal funding. Originally, we funded a research and development program for the electronic detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines.

     The Department of Transportation has stated that the U.S. could spend between $1.9 billion and $2.5 billion on equipment for detection of bulk amounts and trace amounts of explosives. However, we do not know how much will be allocated to each of trace and bulk equipment or how much allocated to equipment for the detection of trace amounts of explosives will be allocated to devices like ours.

     In June 2000, we developed our first generation device, which demonstrated sensitivity to the explosive TNT. In June 2001, we developed a second generation prototype with increased sensitivity and selectivity. This device can detect and specify an increasing number of compounds within various explosive materials. The explosives that have been tested to date are TNT, RDX, PETN, EGDN, and DNT. RDX is the primary component of C3 and C4 explosives, such as Datasheet and Semtex, as well as certain types of black powder explosives. We believe these explosives represent the majority of the explosives presently used in terrorist activities. After the attack on the World Trade Center occurred on September 11, 2001, management made the decision to continue the internal funding of the project rather than await funding through government grants. In December 2001, we successfully demonstrated our working prototype of the electronic detection system to several third parties. Our electronic detection system has been subjected to controlled testing by third parties and successfully detected a sample of C4. As a result of the successful demonstration, we believed it was appropriate to further pursue the commercial development of our electronic detection system device. We are developing a pre-production electronic detection system that we believe will be completed prior to the end of our fiscal year ending June 30, 2002. This pre-production electronic detection system will form the basis of a commercial unit and we will submit it to third parties for testing and evaluation.

     The electronic detection system detects microscopic quantities of explosive molecules in the air. The device does not use X-rays and does not produce a danger to personnel operating the device or scanned by the device. The device is a sensor that receives signals that are already in the environment. Two companies market trace electronic detection systems (Ion Track Instruments, a U.S. privately held company, and Smiths Plc, a U.K. publicly held company). Both of these competitors use Ion Mobility Spectrometry in their respective devices for the detection and classification of explosive molecules. Additionally, both of these competitors use Nickel-63, a radioactive source, to ionize the explosive vapors. Our electronic detection system also uses Ion Mobility Spectrometry technology to detect and classify explosives molecules, however, our electronic detection system uses a laser beam to ionize the explosive molecules. The laser yields greater sensitivity than Nickel-63 and has the potential to detect explosives without physically rubbing or swiping the outside of a container or luggage. Currently, the trace electronic detection systems require the operator to physically rub or swipe articles to be tested. The swab or cloth is then placed into electronic detection system, heated to evaporate some of the explosive particles, and then directs these vapors into the Ion Mobility Spectrometry device. Our electronic detection system uses a sensor that does not require physical contact to screen the article to detect trace residues and detects the explosives from the vapor alone. Since our device does not use any X-ray source, management believes it is safer than trace explosives residue detection systems currently in use.

     We believe our explosives detection system is roughly 833 to 4,500 times more sensitive than an explosives-sniffing dog. This belief is based on the assumption that an explosives-sniffing dog is as sensitive to explosives as it is to narcotics.

     We have tested for false positives and false negatives by using numerous non-explosive organic vapors. The electronic detection system properly did not register the existence of non-explosives. The accepted testing methodology for false positives requires testing on a commercially available electronic detection system and is usually performed in the context of a specific application, such as baggage screening, personnel screening, locating bombs in buildings, and cargo or auto screening. The official false positive and false negative testing must be done by an independent third party agency, however, such independent testing has not yet been performed.

     Management believes the material competitive disadvantage of our electronic detection system is the cost. We believe that our device will be 30% to 40% more expensive than Ion Mobility Spectrometry based electronic detection systems, which are approximately $40,000 to $50,000 per unit. However, we believe that the efficiency of our electronic detection system and the resultant improvement in throughput of the quantity of carry-on articles and personnel that can be screened will provide a cost justification.

     Consistent with our policy to protect our proprietary technologies, we plan to submit at least two preliminary patent applications to the United States Patent and Trademark Office. These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

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

     The electronic detection system does not change our current operational and spending focus. Our operations and spending continue to focus on the sales of our semiconductor, medical coatings and prostate seed products. Additionally, we continue to fund research and development through government grants in accordance with the provisions of the respective grant awards. We will require additional funding in order to advance the commercial development of the electronic detection system. We will attempt to obtain such financing by: (i) a government grant, (ii) the exercise of the redeemable common stock purchase warrants, or (iii) private financing. However, there can be no assurance that we will be successful in our attempts to raise such additional financing.

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

     We have no regulatory approval for our explosives detection system as we have not submitted anything for approval. Furthermore, we cannot guarantee that we will submit our explosives detection system for regulatory approval.

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


                                        16

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


                                        17

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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 2001, we completed a private placement with Generation Capital Associates in which it purchased 145,349 units for $1,500,000. Each unit consists of one share of common stock and one common stock purchase warrant. Investors Capital Corp. acted as one of the placement agents in this transaction and received common stock purchase warrants to purchase 8,000 shares of our common stock at an exercise price of $12.90 per share. Mr. Pasquale Ruggieri is a member of our Board of Directors and also serves as an investment banker for Investors Capital Corp.

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

(a)  The following are filed as part of this Form 10-KSB/A:

(1)         Financial Statements

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

                                   Implant  Sciences  Corporation

Date:  April 30, 2002              /s/  Anthony  J.  Armini
             --                    ---------------------------------------
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