Form 10QSB/A
period 2001-12-31
IMPLANT SCIENCES CORP
filed 2002-04-30
CIK 1068874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                               FORM 10-QSB/A NO. 2


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

2.   INTERIM  FINANCIAL  STATEMENTS

     The financial information for the three and six months ending December 31, 2001 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the three and six months ended December 31, 2001 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB/A No. 2 should be read in conjunction with the Company's audited financial statements, included in its Form 10-KSB/A No.3 as of and for the year ending June 30, 2001 filed with the Securities and Exchange Commission.

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

8.   PRIVATE  PLACEMENT

     The Company received $1,500,000 in a private placement with an investor and issued 145,349 Units, each consisting of one share of its common stock and one common stock purchase warrant. Two warrants are exercisable for one share of its common stock at an exercise price of $12.90 per share. Total consideration received was $1,500,000, which reflected a discount of 20% from the market price. This discount reflects the best terms available to the Company in the private placement market during its second fiscal quarter of 2001.

     In connection with the transaction, the Company issued additional warrants to the investor's general counsel to purchase 10,000 shares at an exercise price of $12.90 per share and a document preparation fee of $5,000. The Company also engaged two placement agent's who received warrants to purchase an aggregate of 12,000 shares of the Company's common stock at an exercise price of $12.90 per share and an placement agent received a placement fee of $105,000. All warrants pursuant to this transaction are exercisable at any time prior to December 12, 2006. Mr. Pasquale Ruggieri, a member of the Company's Board of Directors, also serves as an investment banker for one of the placement agent in connection with this transaction.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-KSB/A No. 3 for the year ended June 30, 2001. In addition to historical information, this Form 10-QSB/A No. 2 contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Quarterly Reports and Annual Reports filed by the Company in fiscal 2001 and 2002.

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

     The Company received $1,500,000 in a private placement with an investor and issued 145,349 Units, each consisting of one share of its common stock and one common stock purchase warrant. Two warrants are exercisable for one share of its common stock at an exercise price of $12.90 per share. Total consideration received was $1,500,000, which reflected a discount of 20% from the market price. This discount reflects the best terms available to the Company in the private placement market during its second fiscal quarter of 2001.

     In connection with the transaction, the Company issued additional warrants to the investor's general counsel to purchase 10,000 shares at an exercise price of $12.90 per share and a document preparation fee of $5,000. The Company also engaged two placement agents who received warrants to purchase an aggregate of 12,000 shares of the Company's common stock at an exercise price of $12.90 per share and one placement agent received a placement fee of $105,000. All warrants pursuant to this transaction are exercisable at any time prior to December 12, 2006. Mr. Pasquale Ruggieri, a member of the Company's Board of Directors, also serves as an investment banker for one of the placement agents in connection with this transaction.

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

     The Company is developing several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities. The systems use our proprietary technology, which includes the use of laser beams in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air.

     This project has been ongoing at the Company since approximately May 1999. This project involved a certain amount of one Company employee's time and certain outside contractors. Total costs of this project have been approximately $150,000 in the aggregate over the project period. This project was undertaken by research personnel within the Company who are constantly researching new applications for this technology. The development of new applications is typically funded through government grants or internal funding. Originally, the Company funded a research and development program for the electronic detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines.

     The Department of Transportation has stated that the U.S. could spend between $1.9 billion and $2.5 billion on equipment for detection of bulk amounts and trace amounts of explosives. However, the Company does not know how much will be allocated to each of trace and bulk equipment or how much allocated to equipment for the detection of trace amounts of explosives will be allocated to devices like the Company's devices.

     In June 2000, the Company developed its first generation device which demonstrated sensitivity to the explosive TNT. In June 2001, the Company developed a second generation prototype with increased sensitivity and selectivity. This device can detect and specify an increasing number of compounds within various explosive materials. The explosives that have been tested to date are TNT, RDX, PETN, EGDN, and DNT. RDX is the primary component of C3 and C4 explosives, such as Datasheet and Semtex, as well as certain types of black powder explosives. The Company believes these explosives represent the majority of the explosives presently used in terrorist activities. After the attack on the World Trade Center occurred on September 11, 2001, management made the decision to continue the internal funding of the project rather than await funding through government grants. In December 2001, the Company successfully demonstrated its working prototype electronic detection system to several third parties. The Company's electronic detection system has been subjected to controlled testing by third parties and successfully detected a sample of C4. As a result of the successful demonstration, the Company believed it was appropriate to further pursue the commercial development of its electronic detection system. The Company is developing a pre-production electronic detection system that it believes will be completed prior to the end of the fiscal year ending June 30, 2002. This pre-production electronic detection system will form the basis of a commercial unit and will be submitted to third parties for testing and evaluation.

     The electronic detection system detects microscopic quantities of explosive molecules in the air. The device does not use X-rays and does not produce a danger to personnel operating the device or scanned by the device. The device is a sensor that receives signals that are already in the environment. Two companies market trace electronic detection systems (Ion Track Instruments, a U.S. privately held company, and Smiths Plc, a U.K. publicly held company). Both of these competitors use Ion Mobility Spectrometry in their respective devices for the detection and classification of explosive molecules. Additionally, both of these competitors use Nickel-63, a radioactive source, to ionize the explosive vapors. The Company's electronic detection system also uses Ion Mobility Spectrometry technology to detect and classify explosives molecules, however, the Company's electronic detection system uses a laser beam to ionize the explosive molecules. The laser yields greater sensitivity than Nickel-63 and has the potential to detect explosives without physically rubbing or swiping the outside of a container or luggage. Currently, the trace electronic detection systems require the operator to physically rub or swipe the articles to be tested. The swab or cloth is then placed into the electronic detection system, heated to evaporate some of the explosive particles, and then directs these vapors into the Ion Mobility Spectrometry device. The Company's electronic detection system uses a sensor that does not require physical contact to screen the article to detect trace residues and detects the explosives from the vapor alone. Since the Company's device does not use any X-ray source, management believes it is safer than trace explosives residue detection systems currently in use.

     The Company believes its explosive detection system is roughly 833 to 4,500 times more sensitive than an explosives-sniffing dog. This belief is based on the assumption that an explosives-sniffing dog is as sensitive to explosives as it is to narcotics.

     The Company has tested for false positives and false negatives by using numerous non-explosive organic vapors. The electronic detection system properly did not register the existence of non-explosives. The accepted testing methodology for false positives requires testing on a commercially available electronic detection system and is usually performed in the context of a specific application, such as baggage screening, personnel screening, locating bombs in buildings, and cargo or auto screening. The official false positive and false negative testing must be done by an independent third party agency, however, such independent testing has not yet been performed.

     Management believes the material competitive disadvantage of its electronic detection system is the cost. The Company believes that its device will be 30% to 40% more expensive than current Ion Mobility Spectrometry based electronic detection systems , which are approximately $40,000 to $50,000 per unit. However, the Company believes that the efficiency of its electronic detection system and the resultant improvement in throughput of the quantity of carry-on articles and personnel that can be screened will provide a cost justification.

     Consistent with the Company's policy to protect its proprietary technologies, the Company plans to submit at least two preliminary patent applications to the United States Patent and Trademark Office. These patent applications will cover specific design configurations that are responsible for the Company's improved vapor detection sensitivity.

     The Company is developing several versions of the systems to serve these markets. The Company is developing a table-top unit, which can be used to screen passengers and carry-on baggage in airports. The Company is also developing a portable system, which can be used to replace bomb-sniffing dogs to clear buildings, aircrafts, or ships where hidden bombs are believed to exist. The Company plans to first market these systems to U.S. government agencies for use in airports and government buildings.

     The electronic detection system does not change the Company's current operational and spending focus. The Company's operations and spending continue to focus on the sales of its current semiconductor, medical coatings and prostate seed products. Additionally, the Company continues to fund research and development through government grants in accordance with the provisions of the respective grant awards. The Company will require additional funding in order to advance the commercial development of the electronic detection system. The Company will attempt to obtain such financing by: (i) a government grant, (ii) the exercise of the IPO warrants, or (iii) private financing. However, there can be no assurance that the Company will be successful in its attempts to raise such additional financing.

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

PART  II:  OTHER  INFORMATION

Item  1.  Legal  Proceedings

          Not  Applicable

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

          On December 11, 2001, the Company sold 145,349 units to an independent third-party investor. Each unit consists of one share of common stock and one common stock purchase warrant. Two warrants are exercisable for one share of common stock at an exercise price of $12.90 per share. The Company received gross proceeds of $1,500,000, which reflected a discount of 20% from the market price. This discount reflects the best terms available to the Company in the private placement market during its second fiscal quarter of 2001.

          In connection with the transaction, the Company issued warrants to the investor's general counsel to purchase 10,000 shares of common stock at an exercise price of $12.90 per share and paid them a document preparation fee of $5,000. The Company also engaged two placement agents who received warrants to purchase an aggregate of 12,000 shares of the Company's common stock at an exercise price of $12.90 per share and one placement agent received a placement fee of $105,000. All warrants pursuant to this transaction are exercisable at any time prior to December 12, 2006. Mr. Pasquale Ruggieri, a member of the Company's Board of Directors, also serves as an investment banker for one of the placement agents in connection with this transaction.

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

                                          Implant  Sciences  Corporation

Date:  April  30,  2002                   /s/  Anthony  J.  Armini
                                          ------------------------------
                                          Anthony  J.  Armini
                                          President  and  CEO

Date:  April  30,  2002                   /s/  David  C.  Volpe
                                          ------------------------------
                                          David  C.  Volpe
                                          Acting Chief Financial Officer
                                          (Principal  Financial  and
                                          Accounting  Officer)