Form 10QSB
period 2002-03-31
IMPLANT SCIENCES CORP
filed 2002-05-16
CIK 1068874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2002.

     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                          Commission file number  000-25839


                          IMPLANT SCIENCES CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                     04-2837126
------------------------------------              -----------------------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification number)


107 Audubon Road, #5                              Wakefield, MA 01880
------------------------------------              -----------------------


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
                            YES  X      NO
                                ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                             Outstanding at April 30, 2002
 Common Stock, $.10 par value                         6,198,569

           Transitional small business disclosure format (check one):
                              YES       NO  X
                                  ---      ---

                                          IMPLANT SCIENCES CORPORATION

                                                     INDEX


                                                                                                      Page No.
                                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements:

            Condensed Balance Sheets as of March 31, 2002 and June 30, 2001 (unaudited)                   2

            Condensed Statement of Operations for the Three and Nine Months Ended March 31, 2002
            and 2001 (unaudited)                                                                          3

            Condensed Statement of Cash Flows for the Nine Months Ended March 31, 2002 and
            2001 (unaudited)                                                                              4


            Notes to Condensed Financial Statements (including data applicable to unaudited periods)      5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                     9

                                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                                               17

Item 2.  Changes in Securities and Use of Proceeds                                                       17

Item 3.  Defaults Upon Senior Securities                                                                 17

Item 4.  Submission of Matters to a Vote of Security-Holders                                             17

Item 5.  Other Information                                                                               17

Item 6.  Exhibits and Reports on Form 8-K                                                                17

         Signatures                                                                                      18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               IMPLANT SCIENCES CORPORATION
                                 CONDENSED BALANCE SHEETS
                                        (UNAUDITED)


                                                                  MARCH 31,     JUNE 30,
                                                                    2002          2001
                                                                ------------  ------------
ASSETS
Current Assets:
 Cash and cash equivalents, including $167,000 of
   restricted cash                                              $ 1,645,000   $ 1,232,000
 Accounts receivable, net                                           858,000       706,000
 Inventories                                                        534,000       349,000
 Investments - available for sale securities                         77,000             -
 Prepaid and other current assets                                   103,000        98,000
                                                                ------------  ------------
   Total Current Assets                                           3,217,000     2,385,000

Property and equipment, net                                       3,728,000     3,514,000
Other non-current assets                                            176,000       183,000
                                                                ------------  ------------
Total Assets                                                    $ 7,121,000   $ 6,082,000
                                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                             $   512,000   $   322,000
   Accrued expenses                                                 796,000       786,000
   Due to shareholders                                              638,000             -
   Current portion of long-term debt                                176,000       176,000
   Obligations under capital leases                                  11,000         6,000
                                                                ------------  ------------
      Total Current Liabilities                                   2,133,000     1,290,000
                                                                ------------  ------------
Long-term Liabilities:
   Long-term debt, net of current portion                           103,000       236,000
   Obligations under capital lease                                   18,000         5,000
   Deferred income taxes                                             29,000        29,000
                                                                ------------  ------------
                                                                    150,000       270,000
                                                                ------------  ------------
                                                                  2,283,000     1,560,000
                                                                ------------  ------------

Stockholders' equity:
 Common stock, $0.10 par value; 20,000,000 shares authorized;
   6,196,237 and 5,912,770 shares issued; and 6,196,237 and
   5,889,770 shares outstanding as of March 31, 2002
   and June 30, 2001, respectively                                  613,000       591,000
 Additional paid-in capital                                      13,069,000    10,930,000
 Accumulated deficit                                             (8,723,000)   (6,604,000)
 Accumulated other comprehensive income                              17,000             -
 Notes receivable from employees                                   (138,000)     (188,000)
                                                                ------------  ------------
                                                                  4,838,000     4,729,000
Less: treasury stock of 23,000 shares at cost at June 30, 2001            -      (207,000)
                                                                ------------  ------------
Total Stockholders' Equity                                        4,838,000     4,522,000
                                                                ------------  ------------
Total Liabilities and Stockholders' Equity                      $ 7,121,000   $ 6,082,000
                                                                ============  ============


    The accompanying notes are an integral part of these condensed financial statements.

                                       IMPLANT SCIENCES CORPORATION
                                    CONDENSED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    -------------------------  --------------------------
                                                             MARCH 31,                  MARCH 31,
                                                    -------------------------  --------------------------
                                                        2002         2001          2002          2001
                                                    ------------  -----------  ------------  ------------
Revenues:
   Product and contract research:
      Medical                                       $ 1,552,000   $1,053,000   $ 4,016,000   $ 2,642,000
      Semiconductor                                     243,000      239,000       716,000       506,000
                                                    ------------  -----------  ------------  ------------
         Total revenues                               1,795,000    1,292,000     4,732,000     3,148,000
                                                    ------------  -----------  ------------  ------------

Costs and expenses:
   Cost of product and contract research revenues     1,717,000    1,280,000     3,691,000     3,002,000
   Research and development                             329,000      143,000       878,000       960,000
   Selling, general and administrative (includes
      $196,000 noncash charge for stock based
      compensation for the three and nine month
      period ended March 31, 2002)                      739,000      599,000     1,742,000     1,725,000
                                                    ------------  -----------  ------------  ------------
      Total costs and expenses                        2,785,000    2,022,000     6,311,000     5,687,000
                                                    ------------  -----------  ------------  ------------

Loss from operations                                   (990,000)    (730,000)   (1,579,000)   (2,539,000)
                                                    ------------  -----------  ------------  ------------

Other income (expense)
   Interest income                                       10,000       29,000        23,000       148,000
   Interest expense                                     (18,000)     (11,000)      (36,000)      (37,000)
   Other expense                                         (2,000)      (1,000)        3,000        (2,000)
                                                    ------------  -----------  ------------  ------------
                                                        (10,000)      17,000       (10,000)      109,000
                                                    ------------  -----------  ------------  ------------

Loss before provision for income taxes               (1,000,000)    (713,000)   (1,589,000)   (2,430,000)
Provision for income taxes                                    -        6,000             -         6,000
                                                    ------------  -----------  ------------  ------------

Net loss                                            $(1,000,000)  $ (719,000)  $(1,589,000)  $(2,436,000)

Preferred distribution                                 (530,000)           -      (530,000)            -
                                                    ------------  -----------  ------------  ------------

Net loss applicable to common shares                $(1,530,000)  $ (719,000)  $(2,119,000)  $(2,436,000)
                                                    ============  ===========  ============  ============

Net loss per share:
  Per share - basic:
    Net loss                                        $     (0.16)  $    (0.12)  $     (0.26)  $     (0.42)
    Preferred distribution                                (0.09)           -         (0.09)            -
                                                    ------------  -----------  ------------  ------------
    Net loss per share applicable to common shares  $     (0.25)  $    (0.12)  $     (0.35)  $     (0.42)
                                                    ============  ===========  ============  ============

 Per share - diluted:
    Net loss                                        $     (0.16)  $    (0.12)  $     (0.26)  $     (0.42)
    Preferred distribution                                (0.09)           -         (0.09)            -
                                                    ------------  -----------  ------------  ------------
    Net loss per share applicable to common shares  $     (0.25)  $    (0.12)  $     (0.35)  $     (0.42)
                                                    ============  ===========  ============  ============

Weighted average common shares outstanding
   used for basic earnings per share                  6,190,237    5,807,140     6,044,711     5,795,681
                                                    ============  ===========  ============  ============

Weighted average common shares outstanding
   used for diluted earnings per share                6,190,237    5,807,140     6,044,711     5,795,681
                                                    ============  ===========  ============  ============


    The accompanying notes are an integral part of these condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                      --------------------------
                                                               MARCH 31,
                                                      --------------------------
                                                          2002          2001
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                             $(1,589,000)  $(2,436,000)
 Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                          579,000       499,000
   Stock based compensation                               196,000
   Amortization of deferred compensation                        -        46,000
   Equity in loss in Epsilon Medical                        2,000         2,000
   Write-off of loan financing fees                             -         3,000
   Changes in assets and liabilities:
     Accounts receivable                                 (152,000)       94,000
     Inventories                                         (185,000)     (186,000)
     Prepaid and other current assets                      (5,000)      (50,000)
     Notes receivable                                      50,000             -
     Accounts payable                                     190,000      (278,000)
     Accrued expenses                                      10,000      (270,000)
                                                      ------------  ------------
        Net cash used by operating activities            (904,000)   (2,576,000)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                      (753,000)     (867,000)
 Investment - available for sale securities               (60,000)            -
 Other non-current assets                                 (35,000)      (74,000)
                                                      ------------  ------------
       Net cash used by investing activities             (848,000)     (941,000)
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from common stock, net of discount
   of $300,000                                          2,280,000       196,000
 Repayments of long-term debt                            (115,000)     (136,000)
                                                      ------------  ------------
       Net cash provided by financing activities        2,165,000        60,000
                                                      ------------  ------------

Net increase (decrease) in cash and cash equivalents      413,000    (3,457,000)
Cash and cash equivalents, beginning                    1,065,000     4,838,000
                                                      ------------  ------------
Cash and cash equivalents, ending                     $ 1,478,000   $ 1,381,000
                                                      ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                      $    26,000   $    38,000
   Obligations under capital lease                         35,000        13,000


    The accompanying notes are an integral part of these condensed financial statements.

                          IMPLANT SCIENCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

2.   INTERIM  FINANCIAL  STATEMENTS

     The financial information for the three and nine months ending March 31, 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the three and nine months ended March 31, 2002 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with the Company's audited financial statements, included in its Form 10-KSB/A No. 3 as of and for the year ending June 30, 2001 filed with the Securities and Exchange Commission.

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

5.   COMPREHENSIVE  INCOME

     The Company has accumulated other comprehensive income resulting from the unrealized gain on an investment in marketable equity securities of CardioTech International Inc. (Note 10) which is recorded in the stockholders' equity section of the balance sheet. Comprehensive income is summarized below:

                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                    MARCH 31,                  MARCH 31,
                            ------------------------  --------------------------
                                2002         2001         2002          2001
                            ------------  ----------  ------------  ------------
Net loss                    $(1,000,000)  $(719,000)  $(1,589,000)  $(2,436,000)
Other comprehensive income       17,000           -        17,000             -
                            ------------  ----------  ------------  ------------

Comprehensive loss          $  (983,000)  $(719,000)  $(1,572,000)  $(2,436,000)
                            ============  ==========  ============  ============

6.   ACCOUNTS  RECEIVABLE

     Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At March 31, 2002 unbilled accounts receivable represented approximately 11% of total accounts receivable. Generally, there are no prerequisites necessary to bill.

7.   CREDIT  ARRANGEMENT

     The Company had a Revolving Credit Facility ("Credit Facility") and has an Equipment Term Loan ("Term Loan") pursuant to a Loan Agreement with its bank. The Revolving Credit Facility was unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

     On September 30, 2000, the Company's Credit Facility expired. The Company chose not to renew the Credit Facility and the Company has no further borrowing rights or availability. Additionally, the Company has no borrowings outstanding with respect to the expired Credit Facility as of March 31, 2002.

     The Company's Term Loan provided a facility of $1,500,000, of which it had utilized $750,000. Interest is payable monthly at 1% above the bank's base rate commencing February 1998. As of March 31, 2002, the balance outstanding was approximately $280,000 and no further borrowings are permitted on the Term Loan.


     The Company's Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2001, the Company's net loss covenant was greater than the required amount. On September 28, 2001, the Company and Stephen N. Bunker, a director and officer of the Company, (collectively, the "Pledgors") fully collateralized the Term Loan with $167,000 and $200,000 of cash (the "Collateral"), respectively, and executed pledge agreements with respect to the collateral. As of March 31, 2002, the Collateral was $367,000. The Pledgors deposited the Collateral with the Company's bank. The Collateral must remain with the Company's bank in an amount that is sufficient to collateralize only the balance outstanding on the Term
Loan at any point in time until such Term Loan is paid in full. The pledge agreements allow the Company's bank to use the Collateral to fulfill the obligations of the Term Loan in the event of a default by the Company in payment of the principal or interest of the Term Loan. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.

     On October 10, 2001, the Company entered into a $500,000 Line of Credit Facility ("Line of Credit") with CardioTech International, Inc. ("CardioTech"), a related party (See Note 10). The Line of Credit provides for funding at the discretion of the Company, is subject to a security agreement providing a second lien on substantially all of the Company's assets, and provides for a $15,000 commitment fee which was paid during the three month period ended March 31, 2002. The Company and CardioTech mutually agreed to terminate the Line of Credit on March 29, 2002. There were no borrowings on this Line of Credit from inception through its termination on March 29, 2002. As of March 31, 2002, there were no borrowings outstanding or other obligations due CardioTech in respect of the Line of Credit.

8.   PRIVATE  PLACEMENT

     The Company received $1,500,000 in a private placement with an investor and issued 145,349 Units, each consisting of one share of its common stock and one common stock purchase warrant. Two warrants are exercisable for one share of its common stock at an exercise price of $12.90 per share. Total consideration received was $1,500,000, which reflected a discount of 20% from the market price. This discount reflects the best terms available to the Company in the private placement market during the second quarter of fiscal 2002.

     In connection with the transaction, the Company issued additional warrants to the investor's general counsel to purchase 10,000 shares at an exercise price of $12.90 per share and a document preparation fee of $5,000. The Company also engaged two placement agents who received warrants to purchase an aggregate of 12,000 shares of the Company's common stock at an exercise price of $12.90 per share and the placement agents collectively received a placement fee of $105,000. All warrants pursuant to this transaction are exercisable at any time prior to December 12, 2006. Mr. Pasquale Ruggieri, a member of the Company's Board of Directors, also serves as an investment banker for one of the placement agents in connection with this transaction.

     The Company has recorded the proceeds from the private placement, net of the discount of $300,000 and offering costs of $272,000 paid in cash and warrants having a fair value of $55,000, as a capital contribution.

9.   WARRANT  EXERCISE

     Between December 18, 2001 and January 3, 2002, warrants to purchase 70,900 shares of the Company's common stock were exercised at an exercise price of $9.00 per share and the Company received gross proceeds of approximately $638,000. Although warrant exercises such as this were registered in connection with the Company's initial public offering, the Company's prospectus had not been updated to include developments in the Company's business since the initial public offering. To the extent that purchasers of these shares were damaged, the Company could be exposed to liability, including, possibly, liability for rescission of their purchases. Until the prospectus is declared effective, the Company has recognized a liability of $638,000 as amounts due to shareholders and segregated the related proceeds to reflect the potential amount necessary to rescind the exercise of the warrants. During the period in which the warrants were exercised, the Company's stock price ranged from $11.00 to $14.07 per share; however, at this date the Company is unable to determine whether or at what price each of the purchasers may have disposed of the shares they acquired by exercising the warrants and if any of the purchasers were damaged.

     In addition, the Securities and Exchange Commission may have the authority to impose a variety of remedies, including, possibly, fines. The Company is in the process of evaluating the impact of the aforementioned exercise, but does not believe that its liability, if any, to such purchasers would be material to its financial condition or results of operations.

10.  EQUITY  TRANSACTION

     On March 28, 2002, the Company extended the expiration date from June 23, 2002 to June 30, 2003, of 1,000,000 warrants issued on June 23, 1999 in conjunction with the Company's initial public offering. The Company did not receive any consideration from the holders of the warrants. The Company has recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $530,000. The effect of this transaction had no overall effect on stockholders' equity or cash, but increased net loss per share applicable to common shareholders by $0.09 per share.

     During the third quarter of 2002, the Company granted 30,000 options to purchase common stock to consultants in exchange for services. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services." The Company recorded approximately $196,000 in expense associated with the issuance of options to consultants. The Company estimated the fair value of the common stock options using the Black-Scholes option-pricing model. The Company estimated the fair value of the options using the following input assumptions:


          Volatility                           48%
          Dividend yield                        0%
          Risk-free interest rate           4.57-5.04%
          Expected lives                     10 years

11.  RELATED  PARTY  TRANSACTIONS

     Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. CardioTech, a public company, is a related party with the Company by virtue of its significant business relationships.

     In March 2000, the Company entered into a $250,000 joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. Through March 31, 2002, the Company paid CardioTech $115,000 pursuant to the aforementioned agreement. Additionally, the Company acquired 60,000 shares of the common stock of CardiTech at a price of $1.00 per share. As of March 31, 2002, the fair market value of the CardioTech shares held as investment is $77,000. CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

     Certain directors of the Company hold positions as directors of CardioTech. The CEO and Chairman of the Board of Directors of the Company is also a director of CardioTech. The CEO and Chairman of the Board of Directors of CardioTech is also a director of the Company. The acting Chief Financial Officer of the Company is also the acting Chief Financial Officer of CardioTech. As of March 31, 2002, approximately $21,000 was due and payable to the Company's acting Chief Financial Officer.

     On October 10, 2001, CardioTech provided the Company a $500,000 Line of Credit Facility, which was subsequently terminated by mutual agreement on March 29, 2002 (See Note 7).

     Accounts receivable from related parties as of December 31, 2001 consisted of a loan of $138,000 to the Company's chief executive officer, which was used to exercise options for 50,000 shares of the Company's common stock on December 9, 1997. The loan is due and payable upon the disposal of the 50,000 shares and the loan bears interest at 6% per annum. This transaction was reported as a reduction of stockholders' equity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-KSB/A No. 3 for the year ended June 30, 2001. In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Quarterly Reports and Annual Reports filed by the Company in fiscal 2001 and 2002.

RESULTS OF OPERATIONS

Comparison for the three months ended March 31, 2002 and 2001

     Revenues. Total revenues for the three months ended March 31, 2002 were $1,795,000 as compared to $1,292,000 for the comparable prior year period, an increase of $503,000 or 39%. The increase is attributable primarily to revenue recognized from the I-PlantTM prostate seed, which the Company began shipping in the first half of fiscal 2001. I-Plant prostate seed sales for the three months ended March 31, 2002 were approximately $833,000 as compared to $217,000 for the comparable prior year period, an increase of $616,000 or 284%. Over the three month period ended March 31, 2002, the I-PlantTM prostate seed sales have grown at a compounded average rate of 13% per month. Although management believes the prostate seed business will maintain a trend of strong growth, management cannot be assured that a 13% monthly growth rate will be sustainable as the product matures. The Company's revenues from the I-PlantTM prostate seeds increased primarily because of an increase in the number of customers and an increase in the volume of the I-PlantTM prostate seeds shipped. Revenues from medical and industrial coatings for the three months ended March 31, 2002 were $567,000 as compared to $624,000 for the comparable prior year period, a decrease of $57,000 or 9%. The decrease in revenues from medical and industrial coatings is primarily a result of approximately $203,000 recognized in the prior year quarter to develop a coating process, including certain related equipment, for a customer. The Company believes that the development of this process could provide the Company with future revenues to perform industrial coating services, however, the Company has not yet received any orders to perform such services. This decrease in medical and industrial coatings revenues was offset by a $58,000 or 14% increase in the Company's orthopedic joint replacement coatings revenues in the three month period ended March 31, 2002 as compared to the comparable prior year period. Revenues from semiconductors for the three months ended March 31, 2002 were $205,000 as compared to $239,000 for the comparable prior year period, a decrease of $34,000 or 14%. The decrease in the semiconductor business is a result of reduced sales to one customer during the current quarter. The Company believes that slight fluctuations in sales in the Company's semiconductor business from quarter-to-quarter are normal occurrences, however management believes that moderate growth will continue to be achieved. Contract and grant revenue for the three months ended March 31, 2002 were $190,000 as compared to $213,000 for the comparable prior year period, a decrease of $23,000 or 11%. The Company's government contract and grant revenue accounted for 10% and 17% of revenue for the three months ended March 31, 2002 and 2001, respectively. The Company's grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) the desire of the Company to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. The Company has been successful in obtaining SBIR grants in fiscal 2002 and 2001. The Company expects to continue to seek continuation or replacement of its existing SBIR grants during fiscal 2002 and beyondLess than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, combined, accounted for 25% and 31% of revenue for the three months ended March 31, 2002 and 2001, respectively. The Company's sales to these customers as a percentage of total sales decreased as a result of the increasing sales volume of I-PlantTM prostate seeds. MED-TEC Iowa Inc. ("MED-TEC Inc."), the Company's exclusive distributor of prostate seeds, accounted for 46% and 17% of revenues for the three months ended March 31, 2002 and 2001, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the three months ended March 31, 2002 were $1,717,000 as compared to $1,280,000 for the comparable prior year period, an increase of $437,000 or 34%. The increase in cost of product and contract research revenues is primarily a result of increases in the cost of product sales due to: (a) overall increase in sales volume; and (b) additional costs related to the growth of the radioactive prostate seed business, principally personnel costs and depreciation expense related to new equipment. As a percentage of revenues, the cost of product and contract research revenues decreased to 96% for the three months ended March 31, 2002 as compared to 99% for the comparable prior year period. This decrease in cost as a percentage of revenues is primarily attributable to the increased volume of sales of the I-Plant radioactive prostate seed. The cost of I-PlantTM radioactive prostate seed has a high fixed cost component and as the volume of sales of the prostate seed increases management anticipates continued improvements in gross margins as a percentage of revenues. During fiscal 2002 and 2001, the Company utilized SBIR grants as a significant source of funding for its research and development efforts. The Company will continue to use SBIR grants as a source of funding for its research and development efforts in fiscal 2002. The Company's obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, the Company may continue its research and development efforts related to these projects at its own expense. The Company has classified such costs as cost of product and contract research revenues to permit comparability between periods. This cost is considered company-funded research and development.

     Research and Development. Research and development expense for the three months ended March 31, 2002 was $329,000 as compared to $143,000 for the comparable prior year period, an increase of $186,000 or 130%. This increase is primarily a result of management's decision to expend internal funds in the development of its trace explosives detection device and polyurethane covered drug eluting coronary stent. The Company did experience significant decreases in research and development costs during the three months ended March 31, 2001 as a result of the previous completion of development of its I-PlantTM prostate seed.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2002 were $739,000 as compared to $599,000 for the comparable prior year period, an increase of $140,000 or 23%. Included in selling, general and administrative costs was approximately $196,000 related to stock based compensation for warrants and stock options issued to certain consultants. Accordingly, selling, general and administrative costs, net of the charges for stock based compensation, decreased to $543,000 for the three months ended March 31, 2002, a decrease of $56,000 or 9% as compared to the comparable prior year period. The decrease reflects the positive impact of cost containment efforts employed by management. These cost containment efforts were initially undertaken in the second half of fiscal 2001. Cost containment measures included, but were not limited to, the elimination of discretionary spending not essential to achieving critical business objectives, replacement of certain members of senior staff and management with consultants experienced in a manufacturing environment focused on operational efficiencies, reduction of legal expenses associated with patent application preparation, and cancellation of the Company's previous public relations firm's contract.

     Other Income, Net. For the three month period ended March 31, 2002, the Company recorded other expense, net of $10,000 as compared to other income, net of $17,000. The decrease is primarily a result of a lower available cash balance upon which to generate interest income.

     Net Loss. Net loss for the three month period ended March 31, 2002 was $1,000,000 as compared to $719,000 for the comparable prior year period, an increase in net loss of $281,000 or 39%. Included in net loss for the three month period ended March 31, 2002 is an approximate charge of $196,000 related to stock based compensation. Accordingly, the net loss before giving effect to the charge for stock based compensation is $804,000 or an increase of $85,000 or 12% as compared to the comparable prior year period. The increase in net loss is primarily attributable to increased spending in research and development, specifically to further progress the development of the Company's trace explosives detection system and polyurethane coated drug-eluting coronary stent. The increase in net loss was offset by the marked increase in total revenues, especially the growth in the sale of the I-PlantTM prostate seed, and the maintenance of stable operating expenses pursuant to the Company's cost containment measures. The Company's earnings before interest, taxes, depreciation, amortization and stock based compensation ("Adjusted EBITDA") for the three months ended March 31, 2002 were a negative Adjusted EBITDA of $597,000 as compared to a negative Adjusted EBITDA of $537,000 for the comparable prior year period, an increase in negative Adjusted EBITDA of $60,000 or 11%. The Company calculated Adjusted EBITDA by adding depreciation, amortization and stock based compensation of $393,000 and $193,000 to the loss from operations of $990,000 and $730,000 for the three month period ended March 31, 2002 and 2001, respectively. Adjusted EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, Adjusted EBITDA as determined by the Company may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles. This reduction in Adjusted EBITDA primarily reflects the additional investment by the Company in its internal funding of research and development projects as well as adjustments to the valuation of its inventory. Adjusted EBITDA was positively affected, however, by the continued increasing in the sales volume of the I-Plant prostate seed. The basic and diluted net loss per share for the three months ended March 31, 2002 was $0.16 per share as compared to $0.12 per share for the comparable prior year period, an increase in net loss of $0.04 or 25%.

     On March 28, 2002, the Company extended the expiration date from June 30, 2002 to June 30, 2003, of 1,000,000 warrants issued on June 23, 1999 in conjunction with the Company's initial public offering. The Company did not receive any consideration from the holders of the warrants. The Company has recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $530,000. The effect of this transaction had no overall effect on stockholders' equity or cash, but increased net loss per share applicable to common shareholders by $0.09 per share. The basic and diluted net loss applicable to common shares per share for the three months ended March 31, 2002 was $0.25 per share as compared to $0.12 per share for the comparable prior year period, an increase in net loss applicable to common shares per share of $0.13 or 108%.

Comparison for the nine months ended March 31, 2002 and 2001

     Revenues. Total revenues for the nine months ended March 31, 2002 were $4,732,000 as compared to $3,148,000 for the comparable prior year period, an increase of $1,584,000 or 50%. The increase is attributable primarily to revenue recognized from the I-PlantTM seed which the Company began shipping in the first half of fiscal 2001. I-PlantTM prostate seed sales for the nine months ended March 31, 2002 were approximately $2,021,000 as compared to $350,000 for the comparable prior year period, an increase of $1,671,000 or 477%. Over the nine month period ended March 31, 2002, the I-PlantTM prostate seed sales have grown at a compounded average rate of 16% per month. Although management believes the prostate seed business will maintain a trend of strong growth, management cannot be assured that a 16% monthly growth rate will be sustainable as the product matures. The Company's revenues from the I-PlantTM prostate seeds increased primarily because of an increase in the number of customers and an increase in the volume of the I-PlantTM prostate seeds shipped. Revenues from medical and industrial coatings for the nine months ended March 31, 2002 were $1,553,000 as compared to $1,563,000 for the comparable prior year period, a decrease of $10,000 or 1%. The decrease in revenues from medical and industrial coatings is primarily a result of approximately $303,000 recognized in the prior year period to develop a coating process, including certain related equipment, for a customer. The Company believes the development of this process could provide the Company with future revenues to perform industrial coating services, however, the Company has not yet received any orders to perform such services. This decrease in medical and industrial coatings revenues was offset by a $118,000 or 10% increase in the Company's orthopedic joint replacement coatings revenues in the nine month period ended March 31, 2002 as compared to the comparable prior year period. Revenues from semiconductors for the nine months ended March 31, 2002 were $647,000 as compared to $506,000 for the comparable prior year period, an increase of $141,000 or 28%. The increase in the semiconductor business is a result of the addition of new customers who require outsourced ion implantation services for research and development activities. Contract and grant revenue for the nine months ended March 31, 2002 were $511,000 as compared to $729,000 for the comparable prior year period, a decrease of $218,000 or 30%. The Company's government contract and grant revenue accounted for 11% and 19% of revenue for the nine months ended March 31, 2002 and 2001, respectively. The Company's grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) the desire of the Company to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. The Company has been successful in obtaining SBIR grants in 2002 and 2001. The Company expects to continue to seek continuation or replacement of its existing SBIR grants during fiscal 2002 and beyond. Less than 5% of all revenues were derived from foreign sources.

     The Company's two major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, combined, accounted for 27% and 39% of revenue for the nine months ended March 31, 2002 and 2001, respectively. The Company's sales to these customers as a percentage of total sales decreased as a result of the increasing sales volume of I-PlantTM prostate seeds. MED-TEC Inc., the Company's exclusive distributor of prostate seeds, accounted for 42% and 11% of revenues for the nine months ended March 31, 2002 and 2001, respectively.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the nine months ended March 31, 2002 were $3,691,000 as compared to $3,002,000 for the comparable prior year period, an increase of $689,000 or 23%. The increases in cost of product sales are due to:
(a) overall increase in sales volume; and (b) additional costs related to the growth of the radioactive prostate seed business, principally personnel costs and depreciation expense related to new equipment. As a percentage of revenues, the cost of product and contract research revenues decreased to 78% for the nine months ended March 31, 2002 as compared to 95% for the comparable prior year period. This decrease in cost as a percentage of revenues is primarily attributable to the increased volume of sales of the I-PlantTM radioactive prostate seed. The cost of I-PlantTM radioactive prostate seed has a high fixed cost component and as the volume of sales of the prostate seed increases management anticipates continued improvements in gross margins as a percentage of revenues. During fiscal 2001 and 2000, the Company utilized SBIR grants as a significant source of funding for its research and development efforts. The Company will continue to use SBIR grants as a source of funding for its research and development efforts in fiscal 2002. The Company's obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, the Company may continue its research and development efforts related to these projects at its own expense. The Company has classified such costs as cost of product and contract research revenues to permit comparability between periods. This cost is considered company-funded research and development.

     Research and Development. Research and development expense for the nine months ended March 31, 2002 was $878,000 as compared to $960,000 for the comparable prior year period, a decrease of $82,000 or 9%. This decrease is primarily a result of the completion of development costs associated with the I-PlantTM seed in connection with the commercial product introduction in fiscal 2001. However, this decrease has been offset by the Company's decision to expend internal funds in the further development of its trace explosives detection device and polyurethane covered drug eluting coronary stent. The Company anticipates increases in future expenditures resulting for these new product development plans.

     Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended March 31, 2002 were $1,742,000 as compared to $1,725,000 for the comparable prior year period, an increase of $17,000 or 1%. Included in selling, general and administrative costs was approximately $196,000 related to stock based compensation for warrants and stock options issued to certain consultants. Accordingly, selling, general and administrative costs, net of charges for stock based compensation, decreased to $1,546,000 for the nine months ended March 31, 2002, a decrease of $179,000 or 10% as compared to the comparable prior year period. The decrease reflects the positive impact of cost containment efforts employed by management. Theses cost containment efforts were initially undertaken in the second half of fiscal 2001. Cost containment measures included, but were not limited to, the elimination of discretionary spending not essential to achieving critical business objectives, replacement of certain members of senior staff and management with consultants experienced in a manufacturing environment focused on operational efficiencies, reduction of legal expenses associated with patent application preparation, and cancellation of the Company's previous public relations firm's contract.

     Other Income, Net. For the nine month period ended March 31, 2002 the Company recorded other expense, net of $10,000 as compared to other income, net of $109,000. The decrease is primarily a result of a lower available cash balance upon which to generate interest income.

     Net Loss. Net loss for the nine month period ended March 31, 2002 was $1,589,000 as compared to $2,436,000 for the comparable prior year period, a decrease in net loss of $847,000 or 35%. Included in net loss for the nine month period ended March 31, 2002 is an approximate charge of $196,000 related to stock based compensation. Accordingly, the net loss before giving effect to the charge for stock based compensation is $1,393,000 or a decrease of $1,043,000 or 43% as compared to the comparable prior year period. This reduction in net loss is attributable, in part, by the marked increase in total revenues, especially the growth in the sale of the I-PlantTM prostate seed, and the maintenance of stable operating expenses pursuant to the Company's cost containment measures. Offsetting these factors that contributed to a decrease in net loss was increased spending in research and development, specifically to further progress the development of the Company's trace explosives detection system and polyurethane coated drug-eluting coronary stent. The Company's earnings before interest, taxes, depreciation, amortization and stock based compensation ("Adjusted EBITDA") for the nine months ended March 31, 2002 were a negative
Adjusted EBITDA of $804,000 as compared to a negative Adjusted EBITDA of $2,040,000 for the comparable prior year period, an improvement in Adjusted EBITDA of $1,236,000 or 61%. The Company calculated Adjusted EBITDA by adding depreciation, amortization and stock based compensation of $775,000 and $499,000 to the loss from operations of $1,579,000 and $2,539,000 for the nine month period ended March 31, 2002 and 2001, respectively. Adjusted EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, Adjusted EBITDA as determined by the Company may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles. This improvement in Adjusted EBITDA primarily reflects the positive impact of the increasing sales volume of the I-Plant prostate seed compared to the Company's manufacturing fixed cost structure. The basic and diluted net loss per share for the nine months ended March 31, 2002 was $0.26 per share as compared to $0.42 per share for the comparable prior year period, a decrease in net loss of $0.16 or 38%.

     On March 28, 2002, the Company extended the expiration date from June 30, 2002 to June 30, 2003, of 1,000,000 warrants issued on June 23, 1999 in conjunction with the Company's initial public offering. The Company did not receive any consideration from the holders of the warrants. The Company has recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $530,000. The effect of this transaction had no overall effect on stockholders' equity or cash, but increased net loss per share applicable to common shareholders by $0.09 per share. The basic and diluted net loss applicable to common shares per share for the nine months ended March 31, 2002 was $0.35 per share as compared to $0.42 per share for the comparable prior year period, a decrease in net loss applicable to common shares per share of $0.07 or 17%.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2002, the Company had approximately $1,645,000 in cash in the form of cash and short-term investments. Included in cash is $167,000 of restricted cash required to partially collateralize the Company's Equipment Term Loan, as discussed below. During the nine months ended March 31, 2002, operating activities used cash of approximately $904,000. Net cash used by operating activities primarily reflects the $1,589,000 net loss, a $152,000 increase in accounts receivable and a $185,000 increase in inventory; offset by a $190,000 increase in accounts payable, stock based compensation of $196,000, and depreciation and amortization of $579,000. During the nine months ended March 31, 2002, investing activities used cash of approximately $848,000, which was primarily attributable to $753,000 used in the purchases of property and equipment and $60,000 for the purchase of 60,000 shares of CardioTech International Inc. common stock. During the nine months ended March 31, 2002, financing activities provided approximately $2,165,000 in cash. Net cash provided by financing activities primarily includes proceeds from the exercise of stock options in the approximate amount of $153,000; the exercise of warrants in the approximate amount of $638,000, the sale of treasury stock in the amount of $253,000; and the issuance of $1,500,000 of common stock through a private placement, net of $272,000 of transaction costs. The proceeds from the issuance of equity were offset by payments on the Company's equipment term loan of $115,000.

     The Company had a Revolving Credit Facility ("Credit Facility") and has an Equipment Term Loan ("Term Loan") pursuant to a Loan Agreement with its bank. The Revolving Credit Facility was unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

     On September 30, 2000, the Company's Credit Facility expired. The Company chose not to renew the Credit Facility and the Company has no further borrowing rights or availability. Additionally, the Company has no borrowings outstanding with respect to the expired Credit Facility as of March 31, 2002.

     The Company's Term Loan provided a facility of $1,500,000, of which it had utilized $750,000. Interest is payable monthly at 1% above the bank's base rate commencing February 1998. As of March 31, 2002, the balance outstanding was $280,000 and no further borrowings are permitted on the Term Loan.

     The Company's Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2001, the Company's net loss covenant was greater than the required amount. On September 28, 2001, the Company and Stephen N. Bunker, a director and officer of the Company, (collectively, the "Pledgors") fully collateralized the Term Loan with $167,000 and $200,000 of cash (the "Collateral"), respectively, and executed pledge agreements with respect to the collateral. As of March 31, 2002, the Collateral was $367,000. The Pledgors deposited the Collateral with the Company's bank. The Collateral must remain with the Company's bank in an amount that is sufficient to collateralize only the balance outstanding on the Term
Loan at any point in time until such Term Loan is paid in full. The pledge agreement allows the Company's bank to use the Collateral to fulfill the obligations of the Term Loan in the event of a default by the Company in payment of the principal or interest of the Term Loan. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2001 through and including June 30, 2002.

     On October 10, 2001, the Company entered into a $500,000 Line of Credit Facility ("Line of Credit") with CardioTech, a related party. The Line of Credit provides for funding at the discretion of the Company, is subject to a security agreement providing a second lien on substantially all of the Company's assets, and provides for a $15,000 commitment fee which was paid during the three month period ended March 31, 2002. The Company and Cardiotech mutually agreed to terminate the Line of Credit on March 29, 2002. There were no borrowings on this Line of Credit from inception through its termination on March 29, 2002. As of March 31, 2002, there were no borrowings outstanding or other obligations due CardioTech in respect of the Line of Credit.

     The Company received $1,500,000 in a private placement with an investor and issued 145,349 Units, each consisting of one share of its common stock and one redeemable common stock purchase warrant. Two warrants are redeemable for one share of its common stock at an exercise price of $12.90 per share. Total consideration received was $1,500,000, which reflected a discount of 20% from the market price. This discount reflects the best terms available to the Company in the private placement market during its second fiscal quarter of 2002.

     In connection with the transaction, the Company issued additional warrants to the investor's general counsel to purchase 10,000 shares at an exercise price of $12.90 per share and a document preparation fee of $5,000. The Company also engaged two placement agents who received warrants to purchase an aggregate of 12,000 shares of the Company's common stock at an exercise price of $12.90 per share and the placement agents collectively received a placement fee of $105,000. All warrants pursuant to this transaction are exercisable at any time prior to December 12, 2006. Mr. Pasquale Ruggieri, a member of the Company's Board of Directors, also serves as an investment banker for one of the placement agents in connection with this transaction.

     The Company has recorded the proceeds from the private placement, net of the discount of $300,000 and offering costs of $272,000 paid in cash and warrants having a fair value of $55,000, as a capital contribution.

     Between December 18, 2001 and January 3, 2002, warrants to purchase 70,900 shares of the Company's common stock were exercised at an exercise price of $9.00 per share and the Company received gross proceeds of approximately $638,000. Although warrant exercises such as this were registered in connection with the Company's initial public offering, the Company's prospectus had not been updated to include developments in the Company's business since the initial public offering. To the extent that purchasers of these shares were damaged, the Company could be exposed to liability, including, possibly, liability for rescission of their purchases. Until the prospectus is declared effective, the Company has recognized a liability of $638,000 as amounts due to shareholders and segregated the related proceeds to reflect the potential amount necessary to rescind the exercise of the warrants. During the period in which the warrants were exercised, the Company's stock price ranged from $11.00 to $14.07 per share; however, at this date the Company is unable to determine whether or at what price each of the purchasers may have disposed of the shares they acquired by exercising the warrants and if any of the purchasers were damaged.

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

     The Company believes its explosives detection system is roughly 833 to 4,500 times more sensitive than an explosives-sniffing dog. This belief is based on the assumption that an explosives-sniffing dog is as sensitive to explosives as it is to narcotics.

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

     As of March 31, 2002, the Company was conducting its operations with approximately $1,645,000 in cash and cash equivalents (including $167,000 of restricted cash). The Company estimates such amounts combined with its anticipated cash flow from operations will be sufficient to fund its working capital activities in the next twelve months. Future expenditures for research and product development, especially relating to outside testing and clinical trials and commercialization of its trace explosive detection system, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable

Item 2.   Changes  in  Securities  and  Use  of  Proceeds

          None

Item 3.   Defaults  Upon  Senior  Securities

          Not Applicable

Item 4.   Submission  of  Matters  of  a  Vote  to  Security-Holders

          None

Item 5.   Other  Information

          Not Applicable

Item 6.   List  of  Exhibits  and  Reports  on  Form  8-K

          (a) There are no exhibits, required by Item 601 of Regulation S-B, to be filed as part of this Quarterly Report on Form 10-QSB.

          (b) The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2002:

               January 23, 2002: Regulation FD Disclosure regarding presentation to select brokers who either hold securities of the Company or may be interested in acquiring securities of the Company.

               April 12, 2002: Press release dated April 2, 2002 regarding, "Implant Sciences Corporation Extends Warrant Expiration Date."

               April 30, 2002: Report of the Audit Committee and the Audit Committee Charter relating to the November 9, 2001 Definitive Proxy Statement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Implant Sciences Corporation

Date:  May 16, 2002                     /s/  Anthony J. Armini
                                        ------------------------------
                                        Anthony  J.  Armini
                                        President and CEO

Date:  May 16, 2002                     /s/  David C. Volpe
                                        ------------------------------
                                        David C. Volpe
                                        Acting Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)