Form 10KSB
period 2002-06-30
IMPLANT SCIENCES CORP
filed 2002-10-15
CIK 1068874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE FISCAL YEAR ENDING JUNE 30, 2002. Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                        Commission file number 000-25839

                          IMPLANT SCIENCES CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                 04-2837126
----------------------------------------      ----------------------------------
(State or other jurisdiction                  (IRS Employer
of  incorporation  or  organization)          Identification number)

107 Audubon  Road,  #5  Wakefield,  MA        01880
----------------------------------------      ----------------------------------
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

     State issuer's revenues for its most recent fiscal year: $6,621,000

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,289,000 as of August 30, 2002 (based on the closing price for such stock as of August 30, 2002).

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                   Class                    Outstanding at August 31, 2002
        Common Stock, $.10 par value                 6,216,080

                                     PART 1

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-KSB contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate,"
"project," "estimate," "forecast," and similar expressions, among others, identify forward looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business", "Risk Factors", and "Managements Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in the Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

ITEM  1.     OUR  BUSINESS

     Implant Sciences Corporation (the "Company"), incorporated in August 1984 has, over the past seventeen years, developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical radiation therapeutic devices. This technology has been applied to the manufacture of radioactive prostate seeds using a dry fabrication process which we believe is more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry. Our I-Plant seeds are made radioactive in a nuclear reactor prior to shipment to customers. We believe that the opportunities for radioactive prostate seeds will continue to grow as an attractive alternative to other methods of treatment. Research and development on the radioactive prostate seed commenced in approximately June 1998. We received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer in May 1999. On February 2, 2000 we signed a distribution agreement with MED-TEC Iowa, Inc. ("MED-TEC Inc.") for the exclusive U.S. distribution of our I-Plant Iodine-125 seed. From approximately May 1999 through August 2000, we expended resources in the building of a production facility to manufacture and sell the radioactive prostate seeds. We recognized our first sales of radioactive prostate seeds in the first half of fiscal 2001. The transition from research and development on the radioactive prostate seeds to FDA approval and commercialization of this product represents a critical stage in our growth from a provider of ion implantation services for semiconductor and orthopedic applications to a manufacturer and seller of product in the form of radioactive prostate seeds.

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

     We are currently developing our proprietary thin film coating technology in order to apply it to radiopaque (visible by x-ray) coatings on stents, guidewires, catheters and other devices used in interventional cardiology procedures. In addition, we are applying our ion implantation technologies to modify surfaces to reduce polyethylene wear generation in orthopedic joint implants, manufactured by the Howmedica/Osteonics Division of Stryker Corporation and Biomet Incorporated. We also supply ion implantation services to numerous semiconductor manufacturers, research laboratories and universities. We currently have twenty issued United States patents and seven United States patents pending covering our technologies and processes. We also have two international patent applications pending.

     Since May 1999, we have been performing research to develop a trace explosives detector, which could be used to detect hidden bombs in airports and other public places. This technology is yet another application of our ion source technology. In November 2001, we developed a portable prototype and in December 2001 we demonstrated it to an independent third party. Following this demonstration, management decided to pursue the technology and to prepare for submission a research and development agreement by June 2002. At present, we are developing both portable and bench-top systems for use in airports and Department of Defense facilities. Prototype units have been transported to the Department of Defense and Department of Transportation facilities for demonstration and evaluation. See "Current and Future Products."

TECHNOLOGIES

     General. We use two core technologies, ion implantation and thin film coatings, to provide enhanced surfaces to various medical implants and semiconductor products. With respect to each core technology, we have developed proprietary processes and equipment for the purpose of improving or altering the surfaces of medical implants and semiconductor wafers.

     Ion implantation and thin film coatings are techniques first developed in the 1970's to improve the functional surface properties of metals, ceramics and polymers, such as friction, wear, wetability and hardness. Ion implantation was initially developed as a means to dope semiconductors in the fabrication of integrated circuits. The accuracy, cleanliness and controllability of this process have made it the standard for semiconductor manufacturing. Ion implantation is generally preferred over other surface modification methods because it does not delaminate, does not require high temperatures and does not deform or alter the dimensions of the treated surface.

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

     Trace Explosives Detection. We have developed a prototype instrument, which can detect the vapor from trace amounts of explosive compounds including plastic explosives such as RDX, the compound commonly found in C4 explosives. The system works by ionizing explosive molecules in air using a laser beam and then detecting the ionized molecules of the explosive using ion mobility spectrometry. The prototype instrument has successfully detected molecules of five different types of explosives at the parts per trillion concentrations in the air. We believe this technology will provide commercial systems with improved sensitivity and capabilities than equipment presently available.

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

     Manufacturing. Management believes that the Company's manufacturing process results in lower capital equipment and manufacturing assembly costs and is less hazardous than the manufacturing processes used by our competitors. Other radioactive prostate seed manufacturers use radioactive wet chemistry during seed assembly for Iodine-125 products. Our dry process, for which we have patents issued and pending, uses a dry fabrication process, and we believe it requires fewer personnel and yields faster throughput. Following seed core assembly we send our seed cores to a nuclear reactor for activation. Using this dry fabrication process, seed cores can be fabricated and inventoried in large quantities and activated only when ordered. Due to the short half-life of Iodine-125 (approximately 60 days), the competition must assemble and ship seeds on a tight schedule so they can be implanted into the patient at the appropriate radioactive strength. We maintain multiple source vendors for our raw materials supplies in the construction of our radioactive prostate seeds including Trace Sciences International, Isoflex USA, Inc., Specialty Glass Products, United Silica Products, Uniform Tube Corporation, and Fraen Machining Corporation. In addition, we maintain multiple nuclear reactor sources capable of activating the radioactive prostate seeds, including Studsvik Nuclear Corporation and NRG Petten.

     Sales. On February 2, 2000 we signed a distribution agreement with MED-TEC. Under this agreement, MED-TEC has agreed to act as our exclusive distributor for our Iodine-125 radioactive seed for the treatment of prostate cancer in the United States, the District of Columbia, and Puerto Rico. This agreement has a three-year term and may be extended for a further two years by MED-TEC by giving us 120 days written notice. The price paid by MED-TEC for our seeds will vary depending upon market conditions. Either party may terminate this agreement on 120 days written notice upon a material breach by the other party. The agreement may also be terminated by either party if it is deprived of the benefits of the agreement as a result of force majeure for a period of more than 120 days. MED-TEC's sales of prostate seeds accounted for 43% and 17% of revenues for the year ended June 30, 2002 and 2001, respectively.

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

Temporary  Coronary  Brachytherapy  Systems

     With the support of a government research grant, we have begun an initiative on a catheter-based brachytherapy system device for the prevention of restenosis, reclosure of the artery, following balloon angioplasty. The catheter is being designed to deliver localized radiation to the patient's artery, using Iodine-125, a soft gamma ray emitter mounted on the tip of a delivery catheter. Using our patented core technology for the I-PlantTM seed we are developing a proprietary process to produce radioactive sources of sufficient strength to be used in the vascular system. We expect that the use of this soft gamma ray isotope within the catheterization laboratory will allow the physician and staff to remain at the patient's side during the treatment, which is currently not an option with other gamma ray emitters. We anticipate that this soft gamma ray should also make the procedure more acceptable to the interventional cardiologist, compared to other systems currently in clinical development.

     Radioactive Stents. In fiscal 1998, we were awarded a grant from the National Institutes of Health for the first phase of a possible two-phase program to further develop radioactive stents on a commercial basis. In September 1999 we were notified by the National Institutes of Health that we were awarded a $750,000 Phase II grant, based on our successful Phase I grant, to further develop our radioactive stents.

     Radiopaque Coatings. We have developed proprietary methods for applying radiopaque coatings onto a variety of medical devices manufactured by our customers in order to increase the visibility of such devices during interventional cardiology and other catheter-based procedures. These biocompatible coatings are deposited using a proprietary unbalanced magnetron sputtered coating process. The resulting coating is extremely dense and free of voids yielding good contrast and sharp edges under x-ray or fluoroscopic examination. We use this process to coat stents, guidewires and catheters. For a fractional increase in the manufacturing cost of a stent, we believe our coatings can provide significant added value and enhanced performance. Our thin film coatings are being evaluated by certain customers for stents, guidewires and catheters.

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

     Manufacturing. We believe we now operate one of the highest beam-current ion implanters used in the medical field. This equipment has higher throughput and lower cost than equipment with a lower beam-current. For our new second-generation orthopedic coating, this equipment can provide a ceramic coating with superior characteristics due to its patented "blended interface" process. We maintain multiple source vendors for our gas supplies, the primary raw material used in the ion implantation process in providing this service, including Praxair and Wesco.

     Sales. We currently implant cobalt chromium components of total joint replacements made by our customers with nitrogen ions and are developing ceramic ion implantation techniques for total joint replacements. We receive untreated cobalt chromium total joint replacements from our customers and implant them at our facility. We then invoice and ship the implanted total joint replacements to our customers. We maintain two major customers, the Howmedica/Osteonics Division of Stryker, Corporation and Biomet, Incorporated, which when combined, accounted for 26% and 34% of revenues in the year ended June 30, 2002 and 2001, respectively.

     Markets. Osteoarthritis is a natural result of the aging process and is the predominant cause of the need for joint replacement. We believe that longer life expectancy as well as the growth in the number of people over age 50 will cause the demand for total joint replacement to increase. According to the American Academy of Orthopedic Surgeons, the hip and knee total joint replacement market was estimated to be 622,00 units in 2001 in the United States. We treat approximately 50,000 units each year using our ion implantation process for the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated. Our research has shown that our ceramic coatings can decrease wear debris generation by two-thirds, which we believe will reduce osteolysis and thereby reduce the need for revision surgery.

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

     To serve this market, we offer the ion implantation of over 60 of the 92 natural elements for our customers' research programs. We offer all of the necessary dopants for silicon as well as for new materials such as gallium arsenide, silicon carbide, indium phosphide and other advanced compound semiconductors. We also perform high dose ion-implantation of silicon and germanium to improve the crystallinity and to modify the semiconductor properties of these materials. We maintain multiple source vendors for our gas supplies, the primary raw material used in the ion implantation process in providing this service, including Praxair and Matheson Tri-Gas.

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

     This project has been ongoing since approximately May 1999. It involved a certain amount of one of our employee's time and certain outside contractors. Total costs of this project have been approximately $271,000 in the aggregate over the project period. This project was undertaken in response to the interest in ion beam phenomena by our research personnel who are constantly researching new applications for this technology. The development of new applications is typically funded through government grants or internal funding. Originally, we funded a research and development program for the electronic detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines.

     The Department of Transportation has stated that the U.S. could spend between $1.9 billion and $2.5 billion on equipment for the detection of bulk amounts and trace amounts of explosives. However, we do not know how much will be allocated to each of trace and bulk equipment or how much allocated to equipment for the detection of trace amounts of explosives will be allocated to devices like ours.

     In June 2000, we developed our first generation device, which demonstrated sensitivity to the explosive TNT. In June 2001, we developed a second-generation prototype with increased sensitivity and selectivity. This device can detect and specify an increasing number of compounds within various explosive materials. The explosives that have been tested to date are TNT, RDX, PETN, EGDN, and DNT. RDX is the primary component of C3 and C4 explosives, such as Datasheet and Semtex, as well as certain types of black powder explosives. We believe these explosives represent the majority of the explosives presently used in terrorist activities. After the attack on the World Trade Center occurred on September 11, 2001, management made the decision to continue the internal funding of the project rather than await funding through government grants. In December 2001, we successfully demonstrated our working prototype of the electronic detection system to several third parties. Our electronic detection system has been subjected to controlled testing by third parties and successfully detected a sample of C4. As a result of the successful demonstration, we believed it was appropriate to further pursue the commercial development of our electronic detection system device. We are developing a pre-production electronic detection system that we believe will be completed prior to the end of calendar year 2002. This pre-production electronic detection system will form the basis of a commercial unit and we will submit it to the Transportation Security Administration for evaluation.

     The electronic detection system detects microscopic quantities of explosive molecules in the air. The device does not use X-rays and does not produce a danger to personnel operating the device or scanned by the device. The device is a sensor that receives signals that are already in the environment. Two companies market trace electronic detection systems (Ion Track Instruments, a subsidiary of General Electric, and Smiths Plc, a U.K. publicly held company). Both of these competitors use Ion Mobility Spectrometry in their respective devices for the detection and classification of explosive molecules. Additionally, both of these competitors use Nickel-63, a radioactive source, to ionize the explosive vapors. Our electronic detection system also uses Ion Mobility Spectrometry technology to detect and classify explosives molecules, however, our electronic detection system uses a laser beam to ionize the explosive molecules. The laser yields greater sensitivity than Nickel-63 and has the potential to detect explosives without physically rubbing or swiping the outside of a container or luggage. Currently, the trace electronic detection systems require the operator to physically rub or swipe the articles to be tested. The swab or cloth is then placed into the electronic detection system, heated to evaporate some of the explosive particles, and then directs these vapors into the Ion Mobility Spectrometry device. Our electronic detection system uses a sensor that does not require physical contact to screen the article to detect trace residues and detects the explosives from the vapor alone. Since our device does not use a radioactive source, management believes it is safer than trace explosives residue detection systems currently in use.

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

     Consistent with our policy to protect our proprietary technologies, we have submitted three preliminary patent applications to the United States Patent and Trademark Office. These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

     We are developing several versions of the systems to serve these markets. We are developing a table-top unit, which can be used to screen passengers and carry-on baggage in airports. We are also developing a portable system, which can be used to replace bomb-sniffing dogs to clear buildings, aircrafts, or ships where hidden bombs are believed to exist. We plan to first market these systems to U.S. government agencies for use in airports and government buildings. We have signed a Cooperative Research and Development Agreement with an agency of the Department of Transportation which will permit the Company and the government to exchange critical test data and for the Company to deliver a certain number of units to the Department of Transportation for independent evaluation and field testing.

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

MARKETING  AND  SALES

     Our marketing and sales methods vary according to the characteristics of each of our main business areas. Foreign sales have comprised less than five percent of our total revenues. Sales and marketing to the medical device and semiconductor markets are directed by our Vice President of Marketing and Sales who is assisted by product managers or sales representatives in each area. U.S. sales of the I-PlantTM Iodine-125 radioactive seed is done through our distribution partner MED-TEC Inc. and sales in the other medical device and semiconductor areas are handled by three full time salespeople, product managers or customer service. The solicitation and proposal process for research and development contracts and grants are conducted by our President, our Chief Scientist, and our scientific staff.

Medical  Sales  and  Marketing

     We have partnered with MED-TEC to market and sell our radioactive prostate seeds within the United States. We have partnered with another organization for sales and marketing in the U.K. We plan to market our coronary devices directly to cardiovascular manufacturers who will in turn sell the products to hospitals.

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

Semiconductor  Sales  and  Marketing

     Since semiconductor ion implantation is a standard process in all integrated circuit fabrication, customers usually know what they want and little education is necessary. Our services are promoted and sold through trade shows, advertising in trade magazines, direct mailings, press releases, and our website at www.implantscisences.com. Most sales are between $600 and $2,500 per order, take less than one day to complete, and the entire sales effort is often conducted by telephone. Most of our sales in this area are for outsourced customer-specified ion implantation services, which the customer's own ion implantation department is unable or unwilling to perform.

Government  Contracts

     Research and development contracts from the U.S. government must be won through a competitive proposal process which undergoes peer review. We are in frequent contact with the National Institutes of Health, the Department of Defense, the Department of Energy and other agencies at technical conferences to stay informed of the government's needs. We believe our management and senior scientific staff have earned a strong reputation with these and other agencies. To date we have been awarded research and development contracts by the National Institute of Health, the Department of Defense, the National Science Foundation, the National Aeronautics and Space Administration, and the Environmental Protection Agency.

RESEARCH  AND  DEVELOPMENT

     Our technical staff consists of thirteen scientists and engineers, including seven with Ph.D. degrees, and five with Bachelor Degrees or with expertise in physical sciences and engineering. All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories. Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research program of the U.S. Government. Under the Small Business
Innovative Research program, we retain the right to patent anything developed pursuant to the program, however, the US Government retains a royalty free license to use the technology. We have obtained over $6 million in U.S. government grants and contracts over the past 10 years. Each research and development agreement with our corporate partners defines the rights to these agreements. Since September 2000, no corporate partner has funded research and development programs.

     We spent approximately $2,311,000 and $2,975,000 on research and development in the fiscal years ended June 30, 2002 and 2001, respectively. Approximately $770,000 and $747,000 of research and development activities were borne directly by customers in 2002 and 2001, respectively.

     One of our research and development programs that we completely funded is the development of our trace explosives detection systems. Since May 1999, we have spent approximately $271,000 on this program.

PATENTS  AND  PROPRIETARY  TECHNOLOGY

     It is our policy to protect our proprietary position by, among other methods, filing United States and foreign patent applications. We currently have twenty (20) issued United States patents and ten (10) United States patent applications pending. We also have two international patent applications pending. Of the twenty (20) patents issued, four (4) are of material importance to us and are in the field of brachytherapy. These four (4) material patents expire in the years 2017 through 2019.

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

GOVERNMENT  REGULATION  AND  ENVIRONMENTAL  MATTERS

     Medical devices incorporating our technologies, such as radioactive prostate seeds and interventional cardiology devices, are subject to FDA regulation. The burden of securing FDA clearance or approval for these core business medical devices rests with our medical device manufacturers or licensees. We have received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer.

     In the 510(k) clearance procedure, a company must show that its new product is "substantially equivalent" to a medical device that is currently approved for use. This process requires an application to the FDA for 510(k) clearance. If the FDA determines that a product is in fact substantially equivalent to a product that has already been approved for use, the FDA grants 510(k) clearance for the sale of the new product. This process is quicker and less expensive than obtaining approval for an entirely new product. We obtained 510(k) clearance for our I-PlantTM prostate seed product in May 1999.

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

     In order to ship our radioactive prostate seed product from our facility, we are required to obtain a radioactive sealed source registration from the Massachusetts Department of Health, Labor and Industries. We obtained this certificate prior to the commencement of the commercial sales of our radioactive prostate seed product in the first half of fiscal 2001. This certificate requires no maintenance or renewal as long as the design of the radioactive prostate seed is not changed. The Massachusetts Department of Health, Labor and Industries can, however, terminate this certification in the event of an accident that would require a redesign of the product. On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission requirement, administered by the Commonwealth of Massachusetts as a Nuclear Regulatory Commission Agreement State.

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

     With respect to ion implantation of orthopedic implants, we primarily compete with Spire Corporation. Competition within the orthopedic implant industry is primarily conducted on the basis of service and product design. Price competition has abated somewhat in the case of first time and more youthful patients where higher-cost and more durable reconstructive devices are preferred. We attempt to differentiate ourselves from our competition by providing what we believes are high value-added solutions to surface modification. We believe that the primary factors customers consider in choosing a particular surface modification technology are performance, ease of manufacturing, ability to produce multiple properties from a single process, compliance with manufacturing regulations, customer service pricing, turnaround time, and the ability to work with a variety of materials. We believe that our process competes favorably with respect to these factors. We believe that the cost and time required to acquire equipment and technical engineering talent, as well as to obtain the necessary regulatory approvals, significantly reduces the likelihood of a manufacturer changing the coating process it uses after a device has been approved for marketing.

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

     In the trace explosives detection industry, Ion Track Instruments Corp. and the Barringer Division of Smiths Plc. are our two primary competitors. These two companies also use ion mobility spectrometry, however, they use a radioactive Nickel-63 source to ionize the explosive molecules. This technology differs from our technology because we use an ultraviolet laser to ionize the vapor. We believe our technology provides our device with greater capabilities.

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

EMPLOYEES

     As of June 30, 2002, we had 80 full time employees. We believe we maintain good relations with our employees. None of our employees is represented by a union or covered by a collective bargaining agreement.

ITEM  2.     PROPERTIES

     We operate out of a 42,722 square foot leased facility in Wakefield, Massachusetts. The facility is located approximately 15 miles north of Boston. We have a lease for 25,422 square feet of the aggregate space which expires in May 2007 and a sublease for 17,300 square feet which expires in March 2003, with an option to extend. This facility houses all of our research and development, manufacturing and administrative offices.

ITEM  3.     LEGAL  PROCEEDINGS

     From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties. On the basis of information presently available, we are not currently aware of any legal proceedings or claims that we believe are likely to have a material effect on our financial position or results of operations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  TO  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2002.

                                     PART II



ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

MARKET  PRICE

     As of June 30, 2002 the our common stock, $.10 par value, was traded on the American Stock Exchange under the symbol IMX and on the Boston Stock Exchange under the symbol IMX. On September 10, 1999 we were accepted for listing and began trading on the American Stock Exchange. At that time the listing on the Nasdaq SmallCap Market was dropped. The following sets forth the range of high and low closing sales prices on the American Stock Exchange or Nasdaq SmallCap Market during the fiscal year.


                                        HIGH      LOW
                                       -------  -------
     FISCAL YEAR ENDED JUNE 30, 2001:

     Quarter ended September 30        $ 9.875  $ 7.563
     Quarter ended December 31           8.250    6.375
     Quarter ended March 31              8.800    6.800
     Quarter ended June 30              10.200    7.750

     FISCAL YEAR ENDED JUNE 30, 2002:

     Quarter ended September 30        $ 9.600  $ 7.200
     Quarter ended December 31          14.900    7.550
     Quarter ended March 31             13.520    9.690
     Quarter ended June 30              13.700   10.710

NUMBER  OF  STOCKHOLDERS

     As of August 31, 2002, there were approximately 757 shareholders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single street name of each respective depository, bank or broker.

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

SALES  OF  UNREGISTERED  SECURITIES

     On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management fee and placement agent fee of approximately $300,000, and related transaction costs estimated to be an additional $100,000. The terms of the Series A 7% Cumulative Convertible Preferred Stock provide for repayment in cash or with shares of common stock beginning three months subsequent to the execution of the Securities Purchase Agreement. If the market price, determined as the lowest closing price for the eleven-day period prior to a conversion date, is less than $5.70, then for repayment purposes, the common stock will be valued at the greater of 83% of the average market price of the three lowest closing prices during the 30 trading days immediately preceding the conversion date or $2.02. Otherwise, the fixed conversion price is $5.19. We also issued to Laurus Master Fund, Ltd., a warrant to purchase 55,000 shares of our common stock at $6.23 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of our assets.

     This private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Year Ended June 30, 2002 vs. June 30, 2001

     Revenues. Total revenues for the year ended June 30, 2002 were $6,621,000 as compared to $4,368,000 for the comparable prior year period, an increase of $2,253,000 or 52%. The increase is attributable primarily to revenue recognized from the new I-Plant seed which we began shipping in the first half of fiscal 2001. I-Plant prostate seed sales for the year ended June 30, 2002 were $2,850,000 as compared to $714,000 for the comparable prior year period, an increase of $2,136,000 or 299%. In addition to the marked increase and growth in I-Plant seed sales since commercial introduction, we have also recognized an approximate 14% increase in medical coating revenues, realized primarily from increased growth in revenues generated from our principal customer in orthopedic implants, and a 15% increase in our semiconductors business. The 15% increase in the semiconductor business is a result of the addition of new customers who require outsourced ion implantation services for research and development activities. We also realized a nominal increase of 3% in government contract and grant revenue.

     Two of our major customers, the Howmedica/Osteonics Division of Stryker, Corporation and Biomet, Incorporated, accounted for 26% of revenue in the year ended June 30, 2002 and 34%, for the comparable prior year period. Our sales to these customers decreased as a percentage of total revenues as a result of the affect of the overall increase in total revenues resulting from growth in our prostate seed sales. MED-TEC, our exclusive distributor of prostate seeds accounted for 43% of revenues for the year ended June 30, 2002 and 16% for the comparable prior year period. Our government contract and grant revenue accounted for 12% and 17% of revenue for the years ended June 30, 2002 and 2001, respectively. Our grant revenues, principally Small Business Innovative Research programs, fluctuate due to: (a) our desire to obtain external funding for our research and development efforts; (b) the availability of government funding;
and (c) the time required to obtain approval of a grant application. We have been successful in obtaining Small Business Innovative Research grants in fiscal 2002 and 2001. We expect to continue to seek continuation or replacement of its existing Small Business Innovative Research grants in fiscal 2003.

     Cost of Product and Contract Research Revenues. Cost of product and contract research revenues for the year ended June 30, 2002 was $5,185,000 as compared to $4,247,000 for the comparable prior year period, an increase of $938,000 or 22%. This increase in cost is primarily attributable to the increase in cost of product sales due to: (a) overall increase in sales volume; and (b) additional costs related to the growth in radioactive prostate seed sales, principally personnel costs and depreciation expense related to new equipmentAs a percentage of revenues, the cost of product and contract research revenues decreased to 78% for the year ended June 30, 2002 as compared to 97% for the comparable prior year period. The decrease in cost as a percentage of revenues is primarily attributable to the overall increase in sales volume, principally the growth in volume of prostate seed sales which have the affect of absorbing the fixed costs associated with the production of prostate seeds. During fiscal 2002 and 2001, we utilized Small Business Innovative Research grants as a source of funding for our research and development efforts. Our obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, we may continue our research and development efforts related to these projects at our own expense. During fiscal 2002 and 2001, we incurred approximately $239,000 and $728,000, respectively, in excess of amounts received under the terms of the Small Business Innovative Research grants. We have classified such costs as cost of product and contract research revenues to permit comparability between periods. This cost is considered company-funded research and development.

     Research and Development. Research and development expense for the year ended June 30, 2002 was $1,302,000 as compared to $1,500,000 for the comparable prior year period, a decrease of $198,000 or 13%. This decrease is primarily a result of the cessation of the costs incurred in the development of the I-Plant seed during fiscal 2001 as a result of the commercialization of the I-Plant seed.

     Selling, General and Administrative. Selling, general and administrative expenses for the year ended June 30, 2002 were $2,314,000 as compared to $2,319,000 for the comparable prior year period, a decrease of $5,000 or less than 1%. Included in selling, general and administrative costs for the year ended June 30, 2002 was approximately $208,000 related to stock based compensation as compared to $320,000 for the comparable prior year period. Of the $320,000 of stock based compensation in fiscal 2001, $259,000 of these costs reflect non-cash charges that were related to a separation agreement with a former officer (See Note 13). Accordingly, selling, general and administrative costs for the year ended June 30, 2002, net of the charges for stock based compensation, were $2,106,000 as compared to $1,999,000 for the comparable prior year period, an increase of $107,000 or 5%. This nominal increase reflects our addition of certain administrative personnel needed to support our continued growth, however, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

     Other Income and Expenses, Net. For the year ended June 30, 2002, we recorded other expense, net of $14,000 as compared to other income, net of $118,000 in the comparable prior year period. The decrease is primarily a result of a lower available cash balance upon which to generate interest income.

     Net Loss. Net loss for the year ended June 30, 2002 was $2,194,000 as compared to $3,580,000 for the comparable prior year period, a decrease in net loss of $1,386,000 or 39%. Included in net loss for the year ended June 30, 2002 is an approximate charge of $208,000 related to stock based compensation as compared to $320,000 in the comparable prior year period. Accordingly, the net loss for the year ended June 30, 2002, before giving effect to the charge for stock based compensation is $1,986,000 as compared to $3,260,000 for the comparable prior year period. This reduction in net loss is attributable, in part, by the marked increase in total revenues, especially the growth in the sale of the I-PlantTM prostate seed, and the maintenance of stable operating expenses pursuant to our cost containment measures. Our earnings before interest, taxes, depreciation, amortization and stock based compensation ("Adjusted EBITDA") for the year ended June 30, 2002 were a negative Adjusted EBITDA of $1,218,000 as compared to a negative Adjusted EBITDA of $2,725,000 for the comparable prior year period, an improvement in Adjusted EBITDA of $1,510,000 or 55%. We calculated Adjusted EBITDA by adding depreciation, amortization and stock based compensation of $962,000 and $973,000 to the loss from operations of $2,180,000 and $3,698,000 for the year ended June 30, 2002 and 2001, respectively. Adjusted EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, Adjusted EBITDA as determined by us may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles. This improvement in Adjusted EBITDA primarily reflects the positive impact of the increasing sales volume of the I-Plant prostate seed compared to our manufacturing fixed cost structure. The basic and diluted net loss per share for the year ended June 30, 2002 was $0.36 per share as compared to $0.62 per share for the comparable prior year period, a decrease in net loss of $0.26 or 42%.

     On March 28, 2002, we extended the expiration date from June 23, 2002 to June 30, 2003, of 1,000,000 warrants issued on June 23, 1999 in conjunction with our initial public offering. We did not receive any consideration from the holders of the warrants. We have recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $530,000. The effect of this transaction had no overall effect on stockholders' equity or cash, but increased net loss per share applicable to common shareholders by $0.09 per share. The basic and diluted net loss applicable to common shares per share for the year ended June 30, 2002 was $0.45 per share as compared to $0.62 per share for the comparable prior year period, a decrease in net loss applicable to common shares per share of $0.17 or 27%.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As  of  June  30,  2002  we had approximately $1,014,000 in cash, including
$35,000  of  restricted  cash,  in  the form of cash and short-term investments.
During the year ended June 30, 2002, operating activities used cash of approximately $1,290,000. Net cash used by operating activities primarily reflects the $2,194,000 net loss, a $210,000 increase in accounts receivable and a $103,000 increase in inventory; offset by a $251,000 increase in accounts payable, stock based compensation of $208,000, and depreciation and amortization of $754,000. During the year ended June 30, 2002, investing activities used cash of approximately $951,000, which was primarily attributable to $891,000 used in the purchases of property and equipment and $60,000 for the purchase of 60,000 shares of CardioTech International Inc. common stock. During the year ended June 30, 2002, financing activities provided approximately $2,003,000 in cash. Net cash provided by financing activities primarily includes proceeds from the exercise of stock options in the approximate amount of $207,000; the exercise of warrants in the approximate amount of $638,000, the sale of treasury stock in the amount of $253,000; and the issuance of $1,500,000 of common stock through a private placement, net of $409,000 of transaction costs and warrants having a fair value of $55,000. Net cash provided by financing was also offset by payments on our equipment term loan of $177,000.

     We had a Revolving Credit Facility ("Credit Facility") and have an Equipment Term Loan ("Term Loan") pursuant to a Loan Agreement with its bank. The Revolving Credit Facility was unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

     On September 30, 2000, our Credit Facility expired. We chose not to renew the Credit Facility and we have no further borrowing rights or availability. Additionally, there were no borrowings on the Credit Facility during the year ended June 30, 2002 and we have no balances outstanding with respect to the expired Credit Facility as of June 30, 2002.

     Our Term Loan provided a facility of $1,500,000, of which we utilized $750,000. Interest is payable monthly at 1% above the bank's base rate commencing February 1998 (5.4% is the weighted average interest rate for the year ended June 30, 2002). As of June 30, 2002, the balance outstanding was $235,000 and no further borrowings are permitted on the Term Loan.

     Our Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2002, our net loss covenant was greater than the required amount. On September 28, 2001, we and Stephen Bunker, one of our directors and officers, fully collateralized the Term Loan and executed pledge agreements with respect to the collateral. As of June 30, 2002, one of our directors and we collateralized the Term Loan with $35,000 and $200,000 of cash, respectively. Our bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2002 through and including June 30, 2003.

     On October 7, 2002, we paid the remaining balance of principal and interest of approximately $192,000 in connection with the Series A 7% Cumulative Convertible Preferred Stock financing and terminated the Term Loan.

     On October 10, 2001, we entered into a $500,000 Line of Credit Facility ("Line of Credit") with CardioTech International, Inc. ("CardioTech"), a related party (See Note 10). The Line of Credit provides for funding at our, is subject to a security agreement providing a second lien on substantially all of our assets, and provides for a $15,000 commitment fee which was paid during the three month period ended March 31, 2002. CardioTech and we mutually agreed to terminate the Line of Credit on March 29, 2002. There were no borrowings on this Line of Credit from inception through its termination on March 29, 2002. As of June 30, 2002, there were no borrowings outstanding or other obligations due CardioTech in respect of the Line of Credit.

     The Company received $1,500,000 in a private placement with an investor and issued 145,349 Units, each consisting of one share of its common stock and one common stock purchase warrant. Two warrants are exercisable for one share of its common stock at an exercise price of $12.00 per share. Originally, the exercise price of the warrants was $12.90 per share. Per the financing agreement, if the registration statement is not effective within 90 days following the closing date of the financing the exercise price of the warrants is reduced 5% for the first month and 2% for each additional month that the registration statement is not effective for up to 24 months following the closing date. Total consideration received was $1,500,000, which reflected a discount of 20% from the market price. This discount reflects the best terms available to the Company in the private placement market during its second fiscal quarter of 2001.

     In connection with the transaction, the Company issued additional warrants to the investor's general counsel to purchase 10,000 shares at an exercise price of $12.00 per share and a document preparation fee of $5,000. The Company also engaged two placement agents who received warrants to purchase an aggregate of 12,000 shares of the Company's common stock at an exercise price of $12.00 per share and a placement fee of $105,000. Originally, the exercise price of the warrants was $12.90 per share. Per the financing terms agreement, if the registration statement is not effective within 90 days following the closing date of the financing the exercise price of the warrants is reduced 5% for the first month and 2% for each additional month that the registration statement is not effective for up to 24 months following the closing date. All warrants pursuant to this transaction are exercisable at any time prior to December 12, 2006. Mr. Pasquale Ruggieri, a member of the Company's Board of Directors, also serves as an investment banker for one of the placement agents in connection with this transaction.

     The Company has recorded the proceeds from the private placement, net of the discount of $300,000 and offering costs of $409,000 paid in cash and warrants having a fair value of $55,000, as a capital contribution.

     Between December 18, 2001 and January 3, 2002, warrants to purchase 70,900 shares of our common stock were exercised at an exercise price of $9.00 per share and we received gross proceeds of approximately $638,000.

     We are developing several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities. The systems use our proprietary technology, which includes the use of laser beams in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air. This project has been ongoing since approximately May 1999. In November 2001, we developed a portable prototype and in December 2001 we demonstrated it to an independent third party. Following this demonstration, management decided to pursue the technology and to prepare for submission a research and development agreement by June 2002. At present, we are developing both portable and bench-top systems for use in airports and Department of Defense facilities. Prototype units have been transported to the Department of Defense and Department of Transportation facilities for demonstration and evaluation.

     This project involved a certain amount of one our employee's time and certain outside contractors. This project was undertaken by our research personnel who are constantly researching new applications for this technology. The development of new applications is typically funded through government grants or internal funding. Originally, the Company funded a research and development program for the electronic detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines.

     The Department of Transportation has stated that the U.S. could spend between $1.9 billion and $2.5 billion on equipment for the detection of bulk amounts and trace amounts of explosives. However, we do not know how much will be allocated to each of trace and bulk equipment or how much allocated to equipment for the detection of trace amounts of explosives will be allocated to devices like ours.

     In June 2000, we developed our first generation device, which demonstrated sensitivity to the explosive TNT. In June 2001, we developed a second generation prototype with increased sensitivity and selectivity. This device can detect and specify an increasing number of compounds within various explosive materials. The explosives that have been tested to date are TNT, RDX, PETN, EGDN, and DNT. RDX is the primary component of C3 and C4 explosives, such as Datasheet and Semtex, as well as certain types of black powder explosives. We believe these explosives represent the majority of the explosives presently used in terrorist activities. After the attack on the World Trade Center occurred on September 11, 2001, management made the decision to continue the internal funding of the project rather than await funding through government grants. In December 2001, we successfully demonstrated our working prototype of the electronic detection system to several third parties. Our electronic detection system has been subjected to controlled testing by third parties and successfully detected a sample of C4. As a result of the successful demonstration, we believed it was appropriate to further pursue the commercial development of our electronic detection system device. We are developing a pre-production electronic detection system that we believe will be completed prior to the end of calendar year 2002. This pre-production electronic detection system will form the basis of a commercial unit and we will submit it to the Transportation Security Administration for evaluation.

     The electronic detection system detects microscopic quantities of explosive molecules in the air. The device does not use X-rays and does not produce a danger to personnel operating the device or scanned by the device. The device is a sensor that receives signals that are already in the environment. Two companies market trace electronic detection systems (Ion Track Instruments, a subsidiary of General Electric, and Smiths Plc, a U.K. publicly held company). Both of these competitors use Ion Mobility Spectrometry in their respective devices for the detection and classification of explosive molecules. Additionally, both of these competitors use Nickel-63, a radioactive source, to ionize the explosive vapors. Our electronic detection system also uses Ion Mobility Spectrometry technology to detect and classify explosives molecules, however, our electronic detection system uses a laser beam to ionize the explosive molecules. The laser yields greater sensitivity than Nickel-63 and has the potential to detect explosives without physically rubbing or swiping the outside of a container or luggage. Currently, the trace electronic detection systems require the operator to physically rub or swipe the articles to be tested. The swab or cloth is then placed into electronic detection system, heated to evaporate some of the explosive particles, and then directs these vapors into the Ion Mobility Spectrometry device. Our electronic detection system uses a sensor that does not require physical contact to screen the article to detect trace residues and detects the explosives from the vapor alone. Since our device does not use any radioactive source, management believes it is safer than trace explosives residue detection systems currently in use.

     We believe its explosives detection system is roughly 833 to 4,500 times more sensitive than an explosives-sniffing dog. This belief is based on the assumption that an explosives-sniffing dog is as sensitive to explosives as it is to narcotics.

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

     Consistent with our policy to protect our proprietary technologies, we have submitted three preliminary patent applications to the United States Patent and Trademark Office. These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

     We are developing several versions of the systems to serve these markets. We are developing a table-top unit, which can be used to screen passengers and carry-on baggage in airports. We are also developing a portable system, which can be used to replace bomb-sniffing dogs to clear buildings, aircrafts, or ships where hidden bombs are believed to exist. We plan to first market these systems to U.S. government agencies for use in airports and government buildings. We have signed a Cooperative Research and Development Agreement with an agency of the Department of Transportation which will permit the Company and the government to exchange critical test data and for the Company to deliver a certain number of units to the Department of Transportation for independent evaluation and field testing.

     The electronic detection system does not change our current operational and spending focus. Our operations and spending continue to focus on the sales of our semiconductor, medical coatings and prostate seed products. Additionally, we continue to fund research and development through government grants in accordance with the provisions of the respective grant awards. We may require additional funding in order to advance the commercial development of the electronic detection system. If such additional funding is required, we will attempt to obtain such financing by: (i) a government grant, (ii) the exercise of the redeemable common stock purchase warrants, or (iii) private financing. However, there can be no assurance that we will be successful in our attempts to raise such additional financing.

     On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management fee and placement agent fee of approximately $300,000, and related transaction costs estimated to be an additional $100,000. The terms of the Series A 7% Cumulative Convertible Preferred Stock provide for repayment in cash or with shares of common stock beginning three months subsequent to the execution of the Securities Purchase Agreement. If the market price, determined as the lowest closing price for the eleven-day period prior to a conversion date, is less than $5.70, then for repayment purposes, the common stock will be valued at the greater of 83% of the average market price of the three lowest closing prices during the 30 trading days immediately preceding the conversion date or $2.02. Otherwise, the fixed conversion price is $5.19. We also issued to Laurus Master Fund, Ltd., a warrant to purchase 55,000 shares of our common stock at $6.23 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of our assets. We utilized approximately $192,000 to repay the remaining outstanding Term Loan to a bank on October 7, 2002. Additionally, the Securities Purchase Agreement contains default covenants, including certain financial covenants. We will utilize the proceeds of this financing to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes.

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

     As of June 30, 2002, we were conducting our operations with approximately $1,014,000 in cash and cash equivalents. We estimate such amounts combined with our cash flow from operations and borrowing arrangements will be sufficient to fund our working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

Critical  Accounting  Policies  and  Estimates

The Company's significant accounting policies are described in Note 1 to the financial statements included in Item 7 of this Form 10-KSB. The Company's discussion and analysis of its financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from the Company's estimates. However, results may differ from these estimates under different assumptions or conditions.

The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its financial statements:

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

Accounts  Receivable  and  Allowance  for  Doubtful  Accounts

The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments. Judgments are used in determining the allowance for doubtful accounts and are based on a combination of factors. Such factors include the historical collection experience, credit policy and specific customer collection issues. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We perform ongoing credit evaluations of our customers and continuously monitor collections and payments from our customers. While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same bad debt rates that we have in the past. A significant change in the liquidity or financial position of any of our customers could result in the uncollectibility of the related accounts receivable and could adversely impact our operating cash flows in that period.

Sales  Returns  and  Allowances

The Company records reductions to revenue for estimated customer returns and allowances. We record estimated allowances against revenues in the same period the revenue is recorded. These estimates are based upon historical analysis of our credit memo data and other known factors for pricing and disputes that arise in the normal course of business. To date, allowances have not been significant. Actual returns may differ significantly from our estimates if factors such as economic conditions or competitive conditions differ from our expectations.

Inventories

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. In assessing the ultimate realization of inventories, management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is excess, or because the amount on hand is more than can be used to meet future need. We provide for the total value of inventories that we determine to be obsolete or excess based on criteria such as customer demand and changing technologies. At June 30, 2002, our inventory reserves were approximately $77,000 or 15% of our gross inventories.

Warranties

We provide for the estimated cost of product warranties at the time revenue is recognized. We record an estimate for warranty related costs at the time of sale based on our actual historical return rates and repair costs. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in warranty return rates or costs to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

Valuation  of  Certain  Marketable  Equity  Securities

The Company currently classifies its investment securities as available-for-sale securities. Pursuant to SFAS No. 115 such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income until the securities are sold or otherwise disposed of. However, in accordance with SFAS No. 115 a decline in fair market value below cost that is other than temporary is accounted for as a realized loss.

Property,  Plant  and  Equipment  and  Other  Assets

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense.

Long-lived assets, including fixed assets and intangibles other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. In the year ended June 30, 2001, certain assets were determined to be impaired, and the carrying amounts were reduced, as appropriate. Accordingly, assets with a net carrying value of approximately $80,000 were impaired and written-off by the Company in the year ended June 30, 2001. There were no impairment write-offs in the year ended June 30, 2002. The aggregate charge is included in the accompanying statements of operations as research and development.

Commitments  and  Contingencies

From time to time, the Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties. The need for a reserve for contingencies is reviewed on a quarterly basis to assure that the Company is properly reserved and if needed, the reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. On the basis of information presently available, the Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material effect on the Company's financial position or results of operations. However, changes in the future could impact these determinations.

Income  Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a full valuation allowance against our deferred tax assets.

Stock  Compensation  Expense

The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations and complies with the disclosure provisions provided under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, unearned compensation is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the exercise price. The Company accounts for grants to non-employees in accordance with FAS 123, Accounting for Stock Based Compensation, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Accordingly, during the period ended June 30, 2002, the Company recorded approximately $208,000 related to such measured compensation expense.


ITEM  7.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


     Our Financial Statements and Related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:


                                                                          Page
                                                                         -------

    Report of Independent Auditors                                          32
    Balance Sheet as of June 30, 2002                                       33
    Statements of Operations for the Years Ended June 30, 2001 and 2002     34
    Statements of Changes in Stockholders' Equity for the Years
       Ended June 30, 2001 and 2002                                         35
    Statements of Cash Flows for the Years Ended June 30, 2001 and 2002     36
    Notes to Financial Statements                                        37 - 48

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting principles or practices or financial statement disclosure between us and our accountants during the fiscal year ended June 30, 2002.

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

Name                 Age  Position                                Director Since
----                 ---  --------                                --------------

Anthony J. Armini*... 64  President, Chief Executive Officer and            1984
                          Chairman of the Board
Stephen N. Bunker*... 59  Vice President and Chief Scientist,               1988
                          Director
Alan D. Lucas........ 46  Vice President of Marketing, Sales and           _____
                          Business Development
David C. Volpe....... 47  Acting Chief Financial Officer                   _____
Shunkichi Shimizu**.. 57  Director                                          1998
Michael Szycher...... 64  Director                                          1999
Pasquale Ruggieri.... 69  Director                                          2001

     *    Executive Officer

     ** Mr. Shimizu resigned from our Board on July 31, 2002 to pursue other interests.

     Dr. Anthony J. Armini has been our President, Chief Executive Officer, and Chairman of the Board of Directors since our incorporation. From 1972 to 1984, prior to our founding, Dr. Armini was Executive Vice President at Spire Corporation. From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation. Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967. Dr. Armini is the author of eighteen patents and five patents pending in the field of implant technology and fourteen publications in this field. Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and fifteen years experience with ion implantation in the medical and semiconductor fields. Dr. Armini has been on the Board of Directors of CardioTech International, Inc., a publicly traded company of which Dr. Szycher is President and Chief Executive Officer, since October 2000.

     Dr. Stephen N. Bunker has served as our Vice President and Chief Scientist since 1987 and a Director since 1988. Prior to joining us, from 1972 to 1987, Dr. Bunker was a Chief Scientist at Spire Corporation. From 1971 to 1972, Dr. Bunker was an Engineer at McDonnell Douglas Corporation. Dr. Bunker received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1969. Dr. Bunker is the author of ten patents in the field of implant technology.

     Alan D. Lucas has served as our Vice President of Marketing, Sales and Business Development since March 1998. Prior to joining us, Mr. Lucas accumulated over 20 years experience in various marketing and business development positions for medical device companies. Most recently, from 1996 to 1998, Mr. Lucas was the Director of Corporate Development at ABIOMED, Inc. From 1994 to 1996, Mr. Lucas was a strategic marketing and sales consultant focused on medical technology. From 1991 to 1994, Mr. Lucas was the Director of Marketing at Vision Sciences, Inc. a developmental stage medical device company.

     David C. Volpe has served as our Acting Chief Financial Officer since May 2001. Mr. Volpe has also been serving as the Acting Chief Financial Officer of CardioTech International, Inc. since June 1999. Since May 1996, Mr. Volpe has been the Managing Director of VC Advisors, Inc., providing financial management, business development and financing expertise to a variety of companies in the Internet, medical, telecommunications, software and high technology fields. From 1991 through 2000, Mr. Volpe was a senior financial executive with several private venture-backed and publicly held, technology based companies, including Chief Financial Officer of Cynosure Inc. and FaxNet Corporation. Prior to that, Mr. Volpe was a Manager at Price Waterhouse focusing his efforts on emerging growth, technology-based companies. Mr. Volpe holds a B.S. degree from California State University and is a member of the AICPA.

     Shunkichi Shimizu joined our Board of Directors in March 1998. In July 2002, Mr. Shimizu resigned from our Board of Directors to pursue other interests. He has been the Executive Vice President of TK Holdings, Inc. of Delaware, a subsidiary of Takata Corporation since 1997. Takata Corporation is a manufacturer of seat belts and airbags. Prior to joining Takata Corporation, he served as Head of International Financial Institutions Division at the Bank of Tokyo-Mitsubishi, Ltd., Headquarters.

     Michael Szycher joined our Board of Directors in December 1999. He has been President and Chief Executive Officer and Director of CardioTech International, Inc., a publicly traded manufacturer of medical devices and biocompatible polymers since 1996. From 1988 to 1996, Dr. Szycher was Chairman and Chief Technology Officer of Polymedica Industries. Dr. Szycher is a recognized authority on polyurethanes and blood compatible polymers. He is the editor of six books on various subjects in blood compatible materials and devices and the author of eighty original research articles. Dr. Szycher is also Editor-in-Chief of the quarterly publication Journal of Biomaterial Applications.

     Pasquale Ruggieri joined our Board of Directors in December 2001. He has served as the Vice President of Investment Banking for Schneider Securities, Inc., a full service broker dealer, since 1991. Prior to that Mr. Ruggieri was Executive Vice President and Director of Investment Banking for Jonathan Alan, Inc., a full service broker dealer. He holds a B.S. in Business Administration from Bryant College.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth the aggregate cash compensation paid by us with respect to the three fiscal years ended June 30, 2000, 2001 and 2002 to our chief executive officer and each of the three other most highly compensated executive officers in fiscal 2002. We have no other executive officers.

                                    SUMMARY COMPENSATION TABLE
                                                                                        Long-Term
                                                                                      Compensation
                                             Annual  Compensation                         Awards
                                           -----------------------                     -----------
                                                                                         Shares
                                                                      Other Annual       Options
                                                                    Compensation ($)   Underlying
Name and Principal Position          Year   Salary($)   Bonus ($)          (1)         Granted(#)
-----------------------------------  ----  -----------  ----------  -----------------  -----------

Anthony J. Armini*                   2002  $  182,533   $   75,000  $         10,993             -
 President, Chief Executive Officer  2001  $  129,133   $   25,000  $          6,255        90,000
 and Chairman of the Board           2000  $  129,837   $   25,000  $         19,386             -

Stephen N. Bunker*                   2002  $  126,539            -  $          5,759             -
Vice President,                      2001  $  101,545            -  $          4,872             -
Chief Scientist and Director         2000  $  118,213            -  $          6,514             -

David C. Volpe                       2002  $ 73,000(3)           -                 -        15,000
Acting Chief Financial Officer       2001           -            -                 -             -
Alan D. Lucas                        2002  $  161,538            -  $         11,179             -
Vice President of Sales, Marketing   2001  $  135,434   $   15,000  $          6,370        50,000
and Business Development             2000  $  123,478   $   45,000  $          6,465        50,000

Darlene M. Deptula-Hicks**           2002           -            -                 -             -
Former Vice President, Chief         2001  $  132,762   $   15,000  $       39,490(2)       25,000
Financial Officer and Treasurer      2000  $  121,477   $   40,000  $          6,401        20,000

-------------------------------
     *    Executive  Officer

     ** The former vice president, chief financial officer and treasurer (the "Former Officer") resigned her position pursuant to a separation agreement effective May 1, 2001. The separation agreement provided for a six month severance payment in the aggregate amount of $68,019 (which amount is included in the $132,762 salary amount set forth in the table above), the acceleration of vesting of options for 21,736 shares of our common stock and the repurchase by us from the Former Officer of an additional 23,000 shares of our common stock acquired by the Former Officer through the exercise of stock options resulting in net cash proceeds of $33,120 to the Former Officer. As of June 30, 2002 and 2001, the former officer exercised and sold 14,736 and 32,464 shares, respectively. We recognized $259,000 of non-cash, stock-based compensation related to this agreement.

     (1) Other annual compensation consists of medical, life and disability insurance premiums and 401(k) plan benefits paid by us on behalf of these executive officers.

     (2) Other annual compensation consists of life and disability insurance premiums, 401(k) plan benefits paid by us on behalf of these executive officers, and $33,120 paid in cash as a net payment to repurchase
          23,000 shares of our common stock acquired through the exercise of stock options.

     (3)  Represents consulting fees paid to our Acting Chief Financial Officer.

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

     Alan D. Lucas. We entered into an employment agreement with Mr. Lucas, with an effective date of June 1, 2002 and terminates June 30, 2003. Under this employment agreement, Mr. Lucas serves as our vice president of sales, marketing and business development at a base annual salary of $160,000. In addition, Mr. Lucas may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. Mr. Lucas is eligible to receive a bonus up to 10% of his annual base salary, subject to certain performance goals and the approval of the Compensation Committee of the Board of Directors. In the event that we terminate Mr. Lucas without cause, we will pay him seven months salary and the vesting of his options will accelerate. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of 12 months after termination of employment with us, Mr. Lucas is subject to a non-competition provision.

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

                          OPTIONS GRANTS IN FISCAL 2002

     The following table sets forth certain information regarding stock options held as of June 30, 2002 by the executive officers.

                                  Number of
                                  Securities     % of Total Granted
                                  Underlying       to Employees in      Exercise     Expiration
Name and Principal Position     Options Granted      Fiscal Year      Price ($/Sh)      Date
------------------------------  ---------------  -------------------  -------------  ----------
David C. Volpe                           15,000                  14%  $        7.55    10/22/11
Acting Chief Financial Officer

-----------------------------------------------------------------------------------------------

                     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                                FISCAL YEAR END OPTION VALUES

                                       Number of Securities        Value of Unexercised
                                      Underlying Unexercised       In-the-Money Options
                                     Options at June 30, 2002      at June 30, 2002 (1)
                                    --------------------------  ----------------------------
Name and Principal Position         Exercisable  Unexercisable  Exercisable   Unexercisable
----------------------------------  -----------  -------------  ------------  --------------

Anthony J. Armini
President, Chief Executive Officer
and Chairman of the Board                90,000              -  $    402,000  $            -
David C. Volpe
Acting Chief Financial Officer           15,000              -  $     80,000  $            -

Alan D. Lucas
Vice President of Sales, Marketing
and Business Development                118,400          6,800  $    764,000  $       54,000

     (1)  As of June 30, 2002, the  market  value  of  a  share  of common stock was $12.90.

EQUITY  COMPENSATION  PLAN  DISCLOSURE

     The following table sets forth certain information as of June 30, 2002 regarding securities authorized for issuance under our equity compensation plans.

                                                                        NUMBER OF SECURITIES
                       NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                       BE ISSUED UPON EXERCISE   EXERCISE  PRICE OF     FUTURE ISSUANCE UNDER
                       OF OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,     EQUITY COMPENSATION
    PLAN CATEGORY        WARRANTS AND RIGHTS     WARRANTS AND RIGHTS            PLANS
---------------------  -----------------------  ---------------------  -----------------------

Equity Compensation
Plans Approved by
Security Holders                       449,700  $                6.94                  182,503

Equity Compensation
Plans Not Approved by
Security Holders                             -                      -                        -
                       -----------------------  ---------------------  -----------------------
   Total                               449,700  $                6.94                  182,503
                       =======================  =====================  =======================

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of August 31, 2002, with respect to the beneficial ownership of our common stock of each director and nominee for director, each named executive officer in the executive compensation table above, all of our directors and current officers as a group, and each person known by us to be a beneficial owner of five percent or more of our common stock. This information is based upon information received from or on behalf of the individuals named therein.

                                                      Number of Shares     Percent of
Name of Beneficial Owner                           Beneficially Owned (1)   Class (2)
-------------------------------------------------  ----------------------  -----------
Patricia A. Armini                                                781,122        12.6%
5 Skytop Drive
Manchester, MA 01944

Casparin Corporation (3)                                          776,418        12.5%
Gorsiraweg 14
P.O. Box 3889
Willemstad, Curacao
Netherlands Antilles

MedTec Iowa, Inc.                                                 500,000         8.0%
1401 8th Street
Orange City, Iowa 51041

Anthony J. Armini (5)                                           1,305,122        21.0%

Stephen N. Bunker                                                 637,848        10.3%

Shunkichi Shimizu (4)                                                ____       _____

Michael Szycher (5)                                                 6,000           *


Pasquale Ruggieri (5)                                               9,348           *

Alan D. Lucas (5)                                                 118,532         1.9%

All Directors and Officers as a group (6 persons)               1,986,850        32.0%

--------------------------------
*    Less than 1%.

(1) Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed.

(2) The calculation of percent of class is based on 6,216,080 shares of common stock issued and outstanding as of August 31, 2002, excluding shares held by or for us.

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

(5)  Includes 216,400 options exercisable within 60 days of the date hereof.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Certain of our directors hold positions as directors of CardioTech. Our CEO and Chairman of the Board of Directors is also a director of CardioTech.
The CEO and Chairman of the Board of Directors of CardioTech is also our director. Our Acting Chief Financial Officer is also the Acting Chief Financial Officer of CardioTech. As of June 30, 2002, approximately $24,000 was due and payable to our Acting Chief Financial Officer. Our Acting Chief Financial Officer also received payments from the Company in the approximate amount of $73,000 for services during fiscal 2002.

     Accounts receivable from related parties as of June 30, 2002 consisted of a loan of $138,000 to our chief executive officer, which was used to exercise options for 50,000 shares of our common stock on December 9, 1997. The loan is due and payable upon the disposal of the 50,000 shares and the loan bears interest at 6% per annum. This transaction was reported as a reduction of stockholders' equity.

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

     On  October  10,  2001,  CardioTech  provided  us a $500,000 Line of Credit
Facility, which was subsequently terminated by mutual agreement on March 29, 2002.

     In March 2000, we entered into a $250,000 joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for our proprietary radioactive brachytherapy technology. During fiscal 2001, we paid $50,000 pursuant to the aforementioned agreement. The joint research and development agreement provides for CardioTech to develop the polyurethane coating instrumental in the development of a polyurethane coated drug-eluting stent and for CardioTech to grant us a perpetual worldwide exclusive license to use, sublicense and otherwise deal in any technology developed by CardioTech in connection with the development of the stents. In consideration of the research, development and technology transfer, we will pay Cardiotech $150,000 in cash pursuant to a milestone schedule. In addition, CardioTech will sell to us 100,000 shares of CardioTech's common stock at a price of $1.00 per share pursuant to the achievement of certain milestones related to the research and development. The owner of the technology used in connection with the stent will be CardioTech, however such technology will be transferred to us pursuant to a technology license as described above. The developed technology represents a "platform" in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent. The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to us. The material deadline is therefore the delivery of an operative prototype. We are obligated to pay the entire $250,000 if all milestone conditions are met. Through June 30, 2002, we paid CardioTech $115,000 pursuant to the aforementioned agreement. Additionally, we acquired 60,000 shares of the common stock of CardioTech at a price of $1.00 per share. As of June 30, 2002, the fair market value of the CardioTech shares held as investment is $105,000. CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

     In January 2000, we received notice of the award of a joint research grant. Funding is provided through a $100,000 Phase I grant by the U.S. Department of Health and Human Services, National Heart, Lung & Blood Institute to CardioTech and sub-grants to the Company and Stanford University. We acted as a subcontractor to CardioTech and received a total of $25,000 in payments through September 2000. There are no further amounts to be received by us pursuant to this grant.

ITEM  13.     EXHIBIT  INDEX

The following are filed as part of this report.

  (a) The following are filed as part of this Form 10-KSB/A:

     (1)               Financial Statements

     (2)               Exhibits

     Exhibit Number:

     *3.2              By-Laws of the Company

     *3.3              Articles of Amendment to the Articles of Organization of the Company, dated June 9,
                       1999
     *3.4              Restated Articles of Organization of the Company, dated June 9. 1999
     3.5               Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible
                       Preferred Stock, dated October 7, 2002
     **4.1             Specimen certificate for the Common Stock of the Company
     **4.2             Specimen certificate for the Redeemable Warrants of the Company
     ***4.3            Specimen certificate for the Units of the Company
     4.4               Specimen Certificate of the Series A 7% Cumulative Convertible Preferred Stock
     **10.1            Employment Agreement with Anthony J. Armini, dated September 26, 1998
     **10.2            Employment Agreement with Stephen N. Bunker, dated September 26, 1998
     *10.3             Employment Offer Letter to Darlene Deptula-Hicks, dated June 15, 1998
     *10.4             Employment Offer Letter to Alan Lucas, dated March 20, 1998
     *10.5             Amendment to Employment Offer Letter to Alan Lucas, dated September 24, 1998
     *10.6             Form of Employee Agreement on Ideas, Inventions, and Confidential Information
                       used between 1993 and 1995
     *10.7             Form of Employee Agreement on Ideas, Inventions, and Confidential Information
                       used in 1993
     *10.8             Form of Employee Agreement on Ideas, Inventions, and Confidential Information
                       used between 1997 and 1998
     *10.9             Loan Agreement between the Company and US Trust, dated May 1, 1996
     *10.10            100,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
     *10.11            300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
     *10.12            Guaranty of Loan Agreement between the Company and US Trust, by Anthony J.
                       Armini, dated May 1, 1996
     *10.13            Security Agreement between the Company and US Trust, dated May 1, 1996
     *10.14            Lessor's Subordination and Consent between the Company and Teacher's Insurance and Annuity Association of America, dated May 1, 1996
     *10.15            First Amendment to Loan Agreement between the Company and US Trust, dated July
                       24, 1997
     *10.16            300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated July 24, 1997
     *10.17            94,444.40 Commercial Promissory Note signed by the Company in favor of US
                       Trust, dated August 12, 1997
     *10.18            Second Amendment to Loan Agreement between the Company and US Trust, dated
                       January 16, 1998
     *10.19            750,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated January 16, 1998


     *10.20            Promissory Note signed by Anthony J. Armini in favor of the Company, dated
                       September 26, 1998
     *10.21            Shareholders Agreement between NAR Holding Corporation and Anthony J. Armini, dated July 15, 1987
     *10.22            Lease between the Company and Teachers Insurance and Annuity Association of
                       America, dated September 29, 1995
     *10.23            First Amendment to Lease and Expansion Agreement between the Company and
                       Teachers Insurance and Annuity Association of America, dated July 29, 1998
     *10.24            Standard Cooperative Research and Development Agreement between the Company and the Naval Research Laboratory, dated January 21, 1997
     *10.25            Cooperative Agreement between the Company and the United States of America US
                       Army Tank-Automotive and Armaments Command Armament Research,
                       Development and Engineering Center, dated September 30, 1997(1)
     *10.26            Vendor Agreement Memorandum between the Company and Osteonics, dated
                       February 2, 1998(1)
     *10.27            Sample Purchase Order between the Company and MicroSpring Company, Inc., dated October 24, 1996(1)
     *10.28            Asset Purchase Agreement between the Company and Falex Corporation, dated
                       November 17, 1995(1)
     *10.29            Settlement between the Company and Erik Akhund, dated July 1, 1998
     *10.30            1992 Stock Option Plan
     *10.31            Form of Stock Option Agreement under the 1992 Stock Option Plan
     *10.32            1998 Incentive and Nonqualified Stock Option Plan
     **10.33           Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock
                       Option Plan
     **10.34           Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock
                       Option Plan
     **10.35           Form of Nonqualified Stock Option for Non-Employee Directors under the 1998
                       Incentive and Nonqualified Stock Option Plan
     *10.36            Form of Lock-Up Agreement
     **10.37           Agreement Appointing Transfer Agent and Registrar between the Company and
                       American Securities and Transfer & Trust, Inc., dated October 19, 1998
     **10.38           Certification of Corporate Secretary dated October 19, 1998 concerning Agreement
                       Appointing Transfer Agent and Registrar between the Company and American
                       Securities Transfer & Trust, Inc.
     **10.39           Research and Development Agreement between the Company and Guidant
                       Corporation, dated May 20, 1998
     **10.40           Letter Agreement between the Company and Guidant Corporation, dated September
                       29, 1998(1)
     ***10.41          Form of Medical Advisory Board Agreement
     ***10.42          Form of Loan Agreement, dated January 7, 1999, between the Company and the following employees in the following amounts: Donald J. Dench ($12,500), Diane J.
                       Ryan ($12,500), Mark and Kathleen Gadarowski ($12,500), Gregory Huntington, Sr.
                       ($12,500), Leonard DeMild ($25,000), Michael Nelson ($12,500), Richard Sahagian
                       ($12,500), Darryl Huntington ($12,500), Dennis Gadarowski ($12,500) and David
                       Santos ($12,500)
     ***10.43          Terms and Conditions from Sample Purchase Order between the Company and
                       Biomet, Incorporated
     ****10.44         Unit and Warrant Agreement between the Company and American Securities
                       Transfer & Trust, Inc., dated April 9, 1999
     *10.45            Agreement between the Company and U.S. Army Space and Missile Defense
                       Command, dated May 27, 1999
     *****10.46        Second Amendment to Lease and Extension Agreement
     *****10.47        Sublease Agreement


     *****10.48        Consent to Sublease Agreement
     ******10.52       Distribution Agreement, dated January 26, 2000, by and between Implant Sciences
                       Corporation and MedTec Iowa, Inc.(1)
     ******10.53       Stock Purchase Agreement, dated March 2, 2000, by and between Implant Sciences
                       Corporation and MedTec Iowa, Inc.
     ******10.54       Research and Development Agreement, dated March 13, 2000, by and between
                       Implant Sciences Corporation and Cardiotech International
     ******10.55       Amendment to Distributorship Agreement between Med-Tec Iowa, Inc., and Implant
                       Sciences Corporation dated 26 January 2000
     *******10.56      Line of Credit Letter Agreement, dated October 10, 2001, by and between Implant
                       Sciences Corporation and Cardiotech International Inc.
     *******10.57      500,000 Line of Credit Term Grid Note, dated October 10, 2001, by and between
                       Implant Sciences Corporation and Cardiotech International Inc.
     *******10.58      Security Agreement, dated October 10, 2001, by and between Implant Sciences
                       Corporation and Cardiotech International Inc.
     *******10.59      Guaranty of Line of Credit between Implant Sciences Corporation and Cardiotech
                       International Inc. by Anthony J. Armini, dated October 10, 2001.
     *******10.60      Subordination and Intercreditor Agreement by and between Cardiotech International
                       Inc. and Anthony J. Armini,, Mark Gadarowski, Dennis Gadarowski, Richard
                       Sahagian, and Daryl Huntington, dated October 10, 2001.
     *******10.61      Consent of Citizens Bank to Line of Credit Agreement by and between Implant
                       Sciences Corporation and Cardiotech International, Inc., dated October 10, 2001
     *******10.62      Modification Agreement by and between Implant Sciences Corporation and Citizens
                       Bank of Massachusetts, dated October 11, 2001.
     *******10.63      Deposit Pledge Agreement by and between Implant Sciences Corporation and
                       Citizens Bank of Massachusetts, dated October 11, 2001.
     *******10.64      Deposit Pledge Agreement by and between Stephen Bunker and Citizens Bank of
                       Massachusetts, dated October 11, 2001.
     *******10.65      Limited Guaranty of Commercial Promissory Note between Implant Sciences
                       Corporation and Citizens Bank of Massachusetts by Stephen Bunker, dated October
                       11, 2001.
     *******10.66      Deposit Account Control Agreement by and between Implant Sciences Corporation and Citizens Bank of Massachusetts, dated October 11, 2001.
     *******10.67      Deposit Account Control Agreement by and between Stephen Bunker and Citizens
                       Bank of Massachusetts, dated October 11, 2001.
     ********10.68     Letter Agreement between Implant Sciences Corporation and Darlene Deptula-Hicks
                       dated May 1, 2001
     10.69             Securities Purchase Agreement between Implant Sciences Corporation and Laurus
                       Master Fund, Ltd. Dated October 7, 2002.
     10.70             Security Agreement between Implant Sciences Corporation and Laurus Master Fund,
                       Ltd. Dated October 7, 2002.
     10.71             Common Stock Purchase Warrant for 55,000 shares issued to Laurus Master Fund,
                       Ltd. Dated October 7, 2002.
     *21.1             Subsidiaries of the Company
     23.1              Consent of Independent Auditors
     *24.1             Power of Attorney
---------------

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


                 ***** Previously filed in Quarterly Report on Form 10-QSB for the quarter ended
                       December 31, 1999, filed on February 14, 2000, and is incorporated herein by reference.
                ****** Previously filed in Quarterly Report on Form 10-QSB for the quarter ended March
                       31, 2001, filed on May 11, 2000, and is incorporated herein by reference.
               ******* Previously filed in Annual Report on Form 10-KSB for the fiscal year ended June 30,
                       2001, filed on October 15, 2001, and is incorporated herein by reference.
              ******** Previously filed in Amendment No. 1 to the Annual Report on Form 10-KSB for the
                       fiscal year ended June 30, 2001, filed on February 8, 2002, and is incorporated herein by reference.
                     1 Filed under application for confidential treatment.

(b)  Reports on Form 8-K:

                       Current Report on Form 8-K, dated April 12, 2002 reporting the press release dated
                       April 2, 2002 regarding, "Implant Sciences Corporation Extends Warrant Expiration
                       Date."

                       Current Report on Form 8-K, dated April 30, 2002 reporting the Report of the Audit
                       Committee Charter relating to the November 9, 2001 Definative Proxy Statement.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Implant Sciences Corporation


We have audited the accompanying balance sheet of Implant Sciences Corporation as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Implant Sciences Corporation at June 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.


                                                 /s/  ERNST & YOUNG LLP


Boston, Massachusetts
August 23, 2002, except for Note 16
as to which the date is October 7, 2002

                          IMPLANT SCIENCES CORPORATION
                                  BALANCE SHEET


                                                                     JUNE 30,
                                                                       2002
                                                                   ------------
ASSETS

Current assets:
  Cash and cash equivalents (includes $35,000 of restricted cash)  $ 1,014,000
  Accounts receivable, less allowance of $67,000                       916,000
  Inventories                                                          452,000
  Investments - available for sale securities                          105,000
  Deferred income taxes                                                 62,000
  Prepaid expenses                                                      39,000
                                                                   ------------
    Total current assets                                             2,588,000

Property and equipment, net                                          3,708,000
Investment in Epsilon Medical, Inc.                                     37,000
Other assets, net                                                      128,000
                                                                   ------------

    Total assets                                                   $ 6,461,000
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $   573,000
  Accrued expenses                                                     778,000
  Current portion of long-term debt                                    176,000
  Current portion of obligations under capital lease                    10,000
                                                                   ------------
    Total current liabilities                                        1,537,000
                                                                   ------------

Long-term liabilities:
  Long-term debt, net of current portion                                59,000
  Non current obligations under capital lease                           16,000
  Deferred income taxes                                                 29,000
                                                                   ------------
                                                                       104,000
                                                                   ------------
    Total liabilities                                                1,641,000
                                                                   ------------

Stockholders' equity:
  Common stock, $0.10 par value; 20,000,000 shares authorized;
  6,200,901 shares issued and outstanding                              620,000
  Additional paid-in capital                                        13,630,000
  Accumulated deficit                                               (9,328,000)
  Deferred compensation                                                 (9,000)
  Accumulated other comprehensive income                                45,000
  Notes receivable from employees                                     (138,000)
                                                                   ------------

    Total stockholders' equity                                       4,820,000
                                                                   ------------

    Total liabilities and stockholders' equity                     $ 6,461,000
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                               IMPLANT SCIENCES CORPORATION
                                 STATEMENTS OF OPERATIONS


                                                                    YEARS ENDED JUNE 30,
                                                                --------------------------
                                                                    2001          2002
                                                                ------------  ------------
Revenues:
  Product and contract research revenues:
    Medical                                                     $ 3,596,000   $ 5,552,000
    Semiconductor                                                   772,000     1,069,000
                                                                ------------  ------------
      Total revenues                                              4,368,000     6,621,000
                                                                ------------  ------------

Costs and expenses:
  Cost of product and contract research revenues                  4,247,000     5,185,000
  Research and development                                        1,500,000     1,302,000
  Selling, general and administrative (including $320,000 and
   $208,000 of stock-based compensation, respectively)            2,319,000     2,314,000
                                                                ------------  ------------
    Total costs and expenses                                      8,066,000     8,801,000
                                                                ------------  ------------

Loss from operations                                             (3,698,000)   (2,180,000)
                                                                ------------  ------------

Other income (expense):
  Interest income                                                   167,000        31,000
  Interest expense                                                  (47,000)      (42,000)
  Other                                                                   -         2,000
  Equity in loss of Epsilon Medical, Inc.                            (2,000)       (5,000)
                                                                ------------  ------------
    Other income (expense)                                          118,000       (14,000)
                                                                ------------  ------------

Net loss                                                         (3,580,000)   (2,194,000)

Preferred distribution                                                    -      (530,000)
                                                                ------------  ------------

Net loss applicable to common shares                            $(3,580,000)  $(2,724,000)
                                                                ============  ============

Net loss per share:
  Per share - basic:
    Net loss                                                    $     (0.62)  $     (0.36)
    Preferred distribution                                                -         (0.09)
                                                                ------------  ------------
    Net loss per share applicable to common shares              $     (0.62)  $     (0.45)
                                                                ============  ============

  Per share - diluted:
    Net loss                                                    $     (0.62)  $     (0.36)
    Preferred distribution                                                -         (0.09)
                                                                ------------  ------------
    Net loss per share applicable to common shares              $     (0.62)  $     (0.45)
                                                                ============  ============

Weighted average common shares outstanding
     used for basic earnings per share                            5,817,212     6,083,370
                                                                ============  ============

Weighted average common shares outstanding
     used for diluted earnings per share                          5,817,212     6,083,370
                                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                     IMPLANT SCIENCES CORPORATION
                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  Common Stock
                               -------------------
                                                    Additional
                                Number                Paid-in       Deferred      Accumulated
                               of shares   Amount     Capital     Compensation      Deficit
                               ---------  --------  -----------  --------------  -------------
Balance at June 30, 2000       5,708,082  $571,000  $10,171,000  $     (61,000)  $ (3,024,000)

Issuance of common stock         195,797    20,000      491,000
pursuant to exercise of stock
options
Issuance of common stock           7,288         -            -
pursuant to exercise of
warrants
Issuance of common stock           1,603         -        9,000
pursuant to employee stock
purchase plan
Stock-based compensation                                259,000
Amortization of deferred                                                61,000
compensation
Repayment of notes receivable
from employees
Repurchase of common stock
Net loss                                                                           (3,580,000)
                               ---------  --------  -----------  --------------  -------------
Balance at June 30, 2001       5,912,770   591,000   10,930,000              -     (6,604,000)

Issuance of common stock          68,758     7,000      178,000
pursuant to exercise of stock
options
Issuance of common stock          70,900     7,000      631,000
pursuant to exercise of
warrants
Issuance of common stock           3,124         -       22,000
pursuant to employee stock
purchase plan
Issuance of common stock         145,349    15,000    1,076,000
pursuant to private financing
agreement, net of issuance
costs
Stock-based compensation                                217,000         (9,000)
Unrealized gain on available
for sale securities
Repayment of notes receivable
from employees
Sale of treasury stock                                   46,000
Preferred distribution                                  530,000                      (530,000)
Net loss                                                                           (2,194,000)
                               ---------  --------  -----------  --------------  -------------
Balance at June 30, 2002       6,200,901  $620,000  $13,630,000  $      (9,000)  $ (9,328,000)
                               =========  ========  ===========  ==============  =============


                                  Notes                           Accumulated
                               Receivable      Treasury Stock        Other           Total
                                  from      --------------------  Comprehensive    Stockholders' Comprehensive
                                Employees    Shares    Amount        Income          Equity         Income
                               -----------  --------  ----------  --------------  --------------  ------------
Balance at June 30, 2000       $ (275,000)        -   $       -   $            -  $   7,382,000

Issuance of common stock                                                                511,000
pursuant to exercise of stock
options
Issuance of common stock                                                                      -
pursuant to exercise of
warrants
Issuance of common stock                                                                  9,000
pursuant to employee stock
purchase plan
Stock-based compensation                                                                259,000
Amortization of deferred                                                                 61,000
compensation
Repayment of notes receivable      87,000                                                87,000
from employees
Repurchase of common stock                   23,000    (207,000)                       (207,000)
Net loss                                                                             (3,580,000)  $(3,580,000)
                               -----------  --------  ----------  --------------  --------------  ------------
Balance at June 30, 2001         (188,000)   23,000    (207,000)               -      4,522,000   $(3,580,000)
                                                                                                  ============

Issuance of common stock                                                                185,000
pursuant to exercise of stock
options
Issuance of common stock                                                                638,000
pursuant to exercise of
warrants
Issuance of common stock                                                                 22,000
pursuant to employee stock
purchase plan
Issuance of common stock                                                              1,091,000
pursuant to private financing
agreement, net of issuance
costs
Stock-based compensation                                                                208,000
Unrealized gain on available                                              45,000         45,000   $    45,000
for sale securities
Repayment of notes receivable      50,000                                                50,000
from employees
Sale of treasury stock                      (23,000)    207,000                         253,000
Preferred distribution                            -           -                               -
Net loss                                                                             (2,194,000)   (2,194,000)
                               -----------  --------  ----------  --------------  --------------  ------------
Balance at June 30, 2002       $ (138,000)        -   $       -   $       45,000  $   4,820,000   $(2,149,000)
                               ===========  ========  ==========  ==============  ==============  ============

   The accompanying notes are an integral part of these financial statements.

                               IMPLANT SCIENCES CORPORATION
                                 STATEMENT OF CASH FLOWS

                                                                  YEARS ENDED JUNE 30,
                                                               --------------------------
                                                                   2001          2002
                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(3,580,000)  $(2,194,000)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                  653,000       754,000
    Amortization of deferred compensation                           61,000             -
    Non-cash stock compensation expense                            259,000       208,000
    Equity in loss of Epsilon Medical, Inc.                          2,000         5,000
    Impairment of patents                                           80,000             -
    Write-off loan financing fees                                   11,000             -
    Changes in operating assets and liabilities:
      Accounts receivable                                          280,000      (210,000)
      Inventories                                                 (248,000)     (103,000)
      Prepaid expenses                                              18,000        (3,000)
      Notes receivable                                               3,000        50,000
      Other noncurrent assets                                        5,000       (40,000)
      Accounts payable                                            (290,000)      251,000
      Accrued expenses                                             (55,000)       (8,000)
                                                               ------------  ------------
        Net cash used in operating activities                   (2,801,000)   (1,290,000)
                                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment - available for resale securities                           -       (60,000)
  Purchase of property and equipment                              (977,000)     (871,000)
  Capitalized patent costs                                         (46,000)            -
                                                               ------------  ------------
        Net cash used in investing activities                   (1,023,000)     (931,000)
                                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance, net of discount             607,000     2,189,000
    of $300,000
  Repurchase of common stock                                      (207,000)            -
  Repayments of long-term debt                                    (182,000)     (186,000)
                                                               ------------  ------------
        Net cash provided by  financing activities                 218,000     2,003,000
                                                               ------------  ------------

  Net decrease in cash and cas equivalents                      (3,606,000)     (218,000)
  Cash and cash equivalents, beginning                           4,838,000     1,197,000
                                                               ------------  ------------
  Cash and cash equivalents, ending                            $ 1,232,000   $   979,000
                                                               ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                $    47,000   $    42,000
  Fixed assets acquired through capital leases                      11,000        24,000

   The accompanying notes are an integral part of these financial statements.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

          Implant Sciences Corporation (the "Company") develops products for the medical device and explosives detection industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. The Company has received Food and Drug Administration 510(k) clearance to market its I-Plant Iodine-125 radioactive seed for the treatment of prostate cancer. The Company also has under development interventional cardiology devices and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty). In addition, the Company modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry. Additionally, the Company is developing an explosives detection device to be used in the detection of trace residues of explosives.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Cash and Cash Equivalents

          The Company considers any security with a maturity of 90 days or less at the time of investment to be cash equivalents. Pursuant to a pledge agreement with the Company's bank, the Company has restricted $35,000 of cash to collateralize a loan with the bank (See Note 9).

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

     Patent Costs

          The costs to obtain patents are capitalized. The Company amortizes the costs of patents ratably over the shorter of their useful or legal life. As of June 30, 2002 there were 20 patents issued. Accumulated amortization at June 30, 2002 was approximately $105,000.

     Advertising Costs

          Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs" and are included in selling, general and administrative expenses. Advertising expenses approximated $12,000 and $3,000, for fiscal 2001 and 2002, respectively.

     Impairment of Long-Lived Assets

          In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", if facts and circumstances

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     suggest that an impairment may have occurred, the unamortized balances of these assets are reviewed. Facts and circumstances indicative of an impairment may include factors such as significant decrease in demand for a product related to an asset, a history of operating cash flow losses, or a projection or forecast that demonstrates continuing losses associated with a revenue producing asset. In the year ended June 30, 2001, certain of these assets were determined to be impaired, and the carrying amounts were reduced, as appropriate. Accordingly, assets with a net carrying value of approximately $80,000 were impaired and written-off by the Company in the year ended June 30, 2001. There were no impairment write-offs in the year ended June 30, 2002. The aggregate charge is included in the accompanying statements of operations as research and development.

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

          The Company has four (4) major customers that accounted for the following annual revenue:

                                     YEAR ENDED JUNE 30,
                                   ----------------------
                                      2001        2002
                                   ----------  ----------
            Company A              $  726,000  $2,850,000
            Company B               1,418,000   1,650,000
            Company C                 747,000     770,000
            Company D                  64,000      52,000

          The accounts receivable at June 30, 2001 and 2002 for Company A was approximately $156,000 and $433,000, respectively. Accounts receivable for Company B at June 30, 2001 and 2002 was $185,000 and $185,000,
     respectively. The accounts receivable at June 30, 2001 and 2002 for Company C was approximately $107,000 and $103,000, respectively.

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

     Use of Estimates

          The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation, subcontractor expenses and warranty reserves. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters. Consequently, actual results could differ from such estimates.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

          The Company utilizes a distributor for the sale of its prostate seeds. Under the terms of the distributor arrangement, the distributor has the right to return product previously purchased, subject to certain conditions, and is entitled to certain price protection. Due to the limited time frame under which these rights may be exercised by the distributor, the Company is able to estimate the actual financial impact of each of these provisions. The Company records a provision for its estimate of the actual sales returns and price discounts each period.

          The  Company  revenues  by  major  product  categories  is as follows:


                                                JUNE 30,
                                         ----------------------
                                            2001        2002
                                         ----------  ----------
            Prostate Seeds               $  714,000  $2,850,000
            Medical Coatings              2,013,000   2,089,000
            Radioactive products            125,000      20,000
            Semiconductor                   770,000     886,000
            Government grants               746,000     776,000
                                         ----------  ----------

                                         $4,368,000  $6,621,000
                                         ==========  ==========

     Shipping and Handling Costs

          Shipping and handling costs, such as freight to customers' destinations, are included in cost of sales in the statements of operations. Total shipping and handling costs for the year ended June 30, 2001 and 2002 was $39,000 and $97,000, respectively. These costs, when included in the sales price charged for products, are recognized in net sales.

     Research and Development Costs

          All costs of research and development activities are expensed as incurred. The Company performs research and development for itself and under contracts with others, primarily the U.S. government. Company funded research and development includes the excess of expenses over revenues on its research contracts and, therefore, is included in cost of product and contract research revenues in the accompanying statement of operations.

          The Company funded and customer funded research and development costs were as follows:

                                                   JUNE 30,
                                            ----------------------
                                               2001        2002
                                            ----------  ----------
            Company funded                  $2,228,000  $1,541,000
            Customer funded                    747,000     770,000
                                            ----------  ----------

            Total research and development  $2,975,000  $2,311,000
                                            ==========  ==========

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

                                                   JUNE 30,
                                          --------------------------
                                              2001          2002
                                          ------------  ------------
          Basic:
            Net loss                      $(3,580,000)  $(2,194,000)
            Weighted shares outstanding     5,817,212     6,083,370
            Net loss per share - basic    $     (0.62)  $     (0.36)

          Diluted:
            Net loss                      $(3,549,000)  $(2,194,000)
            Weighted shares outstanding     5,817,212     6,083,370
            Net loss per share - diluted  $     (0.61)  $     (0.36)

     New Accounting Standards

          In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations are accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles, determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for its first quarter of its 2003 fiscal year. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material impact on its financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.
     SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of but retains APB Opinion No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the accounting for costs associated with restructuring and other disposal activities. This statement supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement will be effective for disposal activities initiated after December 31, 2002, and the Company will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

3.   INVENTORY

          Inventory  at  June 30, 2002  consists  of  the  following:

               Raw materials                   $206,000
               Work-in-process                  216,000
               Finished goods                    30,000
                                               --------

                                               $452,000
                                               ========

4.   PROPERTY AND EQUIPMENT

          Property  and  equipment  at  June 30, 2002 consists of the following:

               Machinery and equipment                          $ 5,270,000
               Computers and software                               311,000
               Furniture and fixtures                               155,000
               Motor vehicles                                        33,000
               Leased property under capital leases                  32,000
               Leasehold improvements                               258,000
                                                                ------------
                                                                  6,059,000
               Less: accumualted depreciation and amortization   (2,351,000)
                                                                ------------

                                                                $ 3,708,000
                                                                ============

5.   ACCRUED EXPENSES

          Accrued  expenses  at  June 30, 2002  consists  of  the  following:

               Accrued compensation and benefits       $343,000
               Subcontractor costs                      206,000
               Accrued legal, accounting and printing   117,000
               Accrued trade payables                    29,000
               Accrued sales tax                         26,000
               Deferred revenue                          25,000
               Accrued utilities                         18,000
               Accrued insurance                          7,000
               Other                                      5,000
               Warranty                                   2,000
                                                       --------

                                                       $778,000
                                                       ========

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

6.   INVESTMENT IN AFFILIATE

          On October 6, 1999, the Company acquired 38% of the outstanding shares of Epsilon Medical, Inc. for $50,000. The Company accounts for their investment in Epsilon Medical, Inc. under the equity method and the carrying amount of their investment is adjusted to reflect the Company's share of all gains and losses. For the years ended June 30, 2001 and 2002, the Company recognized its share of equity losses in Epsilon Medical, Inc. of approximately $2,000 and $5,000, respectively. Summarized financial information is not presented as it is not material to the Company.

7.   RESEARCH  AND  DEVELOPMENT  ARRANGEMENTS

          The Company is the recipient of several grants under the U.S. Government's Small Business Innovative Research (SBIR) Program. These grants from the National Institute of Health are firm-fixed priced contracts and generally range in length from six to twenty four months. Contracts received from the Department of Defense are both firm-fixed price and cost plus type programs and also range from six to twenty-four months. Revenues under such arrangements were approximately $746,000 and $770,000 for the years ended June 30, 2001 and 2002, respectively. Unbilled accounts receivable relating to such arrangements was approximately $111,000 and $16,000 for the fiscal years ended June 30, 2001 and 2002, respectively.

          The Company also conducts research and development under cost-sharing arrangements with its commercial customers. There were no revenues under such arrangements for the fiscal years ended June 30, 2001 and 2002.

8.   COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT

          In August 2002, the Company executed a Cooperative Research and Development Agreement with an agency of the Department of Defense ("DOD") for its trace explosives detection prototypes. Under the agreement, the Company will submit these prototypes for testing and evaluation. In addition, the DOD's agency will supply the Company with test protocols and current and anticipated performance criteria needed for commercial approval. The Company's explosives trace detection systems ("ETD") utilizes its proprietary Laser Ion Mobility Spectrometer technology, a novel technology based on its expertise with ions, or charged particles.

9.   BANK BORROWINGS

          The Company financed its operations utilizing a Revolving Credit Facility ("Credit Facility") and an Equipment Term Loan ("Term Loan") under a Loan Agreement with its bank. The Revolving Credit Facility is unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of the Company's assets.

          On September 30, 2000, the Company's Credit Facility expired and the Company chose not to renew the Credit Facility. There were no balances outstanding as of June 30, 2002.

          The Company has a term loan facility of $1,500,000, of which it had utilized $750,000 at June 30, 2002. Interest is payable monthly at 1% above the banks base rate commencing February 1998 (8.8% weighted average interest rate for fiscal 2001). As of June 30, 2002, the balance outstanding was $235,000.

          The Company's Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At
     June 30, 2002, the Company's net loss covenant was greater than the required amount. On September 28, 2001, the Company and a director and officer of the Company had fully collateralized the Term Loan and executed pledge agreements with respect to the collateral. As of June 30, 2002, the Company and the director collateralized the Term Loan with $35,000 and $200,000 of cash, respectively. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2002 through and including June 30, 2003.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          On October 7, 2002, the Company paid the remaining balance of principal and interest of approximately $192,000 in connection with the 7% Convertible Preferred Stock financing and terminated the Term Loan. (See
     Note  16)

          On  October  10,  2001,  the  Company  entered into a $500,000 Line of
     Credit Facility ("Line of Credit") with CardioTech International, Inc. ("CardioTech"), a related party (See Note 10). The Line of Credit provides for funding at the discretion of the Company, is subject to a security agreement providing a second lien on substantially all of the Company's assets, and provides for a $15,000 commitment fee which was paid during the three month period ended March 31, 2002. The Company and CardioTech mutually agreed to terminate the Line of Credit on March 29, 2002. There were no borrowings on this Line of Credit from inception through its termination on March 29, 2002. As of June 30, 2002, there were no borrowings outstanding or other obligations due CardioTech in respect of the Line of Credit.

10.  RELATED PARTY TRANSACTION

          Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. CardioTech, a public company, is a related party with the Company by virtue of its significant business relationships.

          Certain directors of the Company hold positions as directors of CardioTech. The CEO and Chairman of the Board of Directors of the Company is also a director of CardioTech. The CEO and Chairman of the Board of Directors of CardioTech is also a director of the Company. The acting Chief Financial Officer of the Company is also the acting Chief Financial Officer of CardioTech. As of June 30, 2002, approximately $24,000 was due and payable to the Company's acting Chief Financial Officer.

          Accounts receivable from related parties as of June 30, 2002 consisted of a loan of $138,000 to the Company's chief executive officer, which was used to exercise options for 50,000 shares of the Company's common stock on December 9, 1997. The loan is due and payable upon the disposal of the 50,000 shares and the loan bears interest at 6% per annum. This transaction was reported as a reduction of stockholders' equity.

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

          On October 10, 2001, CardioTech provided the Company a $500,000 Line of Credit Facility, which was subsequently terminated by mutual agreement on March 29, 2002 (See Note 9).

          In March 2000, the Company entered into a $250,000 joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. Through June 30, 2002, the Company paid CardioTech $115,000 pursuant to the aforementioned agreement. Additionally, the Company acquired 60,000 shares of the common stock of CardiTech at a price of $1.00 per share. As of June 30, 2002, the fair market value of the CardioTech shares held as investment is $105,000. CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

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

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

11.  LEASE OBLIGATION

          The Company has a five year operating lease for 25,422 square feet of its manufacturing, research and office space which expires on May 31, 2007 and a three and one half year sublease for 17,300 square feet which expires on March 31, 2003. The Company has an option to extend the sublease for two additional years. Under the terms of the leases, the Company is responsible for their proportionate share of real estate taxes and operating expenses relating to this facility. Total rental expense for the fiscal years ended June 30, 2001 and 2002 was $531,000 and $580,000, respectively.

          Included in property and equipment at June 30, 2001 is equipment recorded under a capital lease with a net book value of $33,000. Amortization of assets under capital lease obligations is included in depreciation expense.

          Future minimum rental payments required under capital leases and operating leases with noncancelable terms in excess of one year at June 30, 2002, together with the present value of net minimum lease payments are as follows:

                                                            CAPITAL   OPERATING
                                                             LEASE      LEASE
                                                            --------  ----------
               Year ending June 30:
               2003                                         $ 10,000  $  358,000
               2004                                            5,000     261,000
               2005                                            5,000     286,000
               2006                                            5,000     305,000
               2007                                            6,000     229,000
               Thereafter                                          -           -
                                                            --------  ----------
               Net minimum lease payments                     31,000  $1,439,000
                                                                      ==========

               Less: finance charges                           5,000
                                                            --------

               Present value of net minimum lease payments  $ 26,000
                                                            ========


12.  INCOME  TAXES

          The Company's actual income tax provision (benefit) as of June 30, differed from the U.S. federal statutory income tax provision (benefit) as set forth below:

                                                         YEARS ENDED JUNE 30,
                                                       ------------------------
                                                           2001         2002
                                                       ------------  ----------

          Expected federal tax provision (benefit)     $(1,205,000)  $(742,000)
          State income taxes, net of federal benefit      (214,000)   (127,000)
          Stock compensation expense                        21,000      74,000
          Tax credits                                      (55,000)    (15,000)
          Effect of valuation allowance                  1,381,000     802,000
          Non-deductible expenses and other                 72,000       8,000
                                                       ------------  ----------

          Effective tax rate                           $         -   $       -
                                                       ============  ==========

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Significant components of the Company's deferred tax assets are as follows:

              Deferred tax assets:
                Net operating loss and tax credit carryforwards  $ 3,332,000
                Accrued expenses                                      50,000
                Book over tax patent amortization                     68,000
                Other                                                 28,000
                                                                 ------------
              Total deferred tax assets                            3,478,000
                Valuation allowance                               (3,300,000)
                                                                 ------------
              Net deferred tax assets                                178,000
                                                                 ------------

              Deferred tax liabilities:
                Tax over book depreciation                          (145,000)
                                                                 ------------
              Total deferred tax liabilities                        (145,000)
                                                                 ------------

              Net deferred tax asset                             $    33,000
                                                                 ============


          At June 30, 2002 the Company has unused net operating loss carryforwards of approximately $7,913,000, available to reduce federal and state taxable income, and tax credit carryforwards of $176,000, available to offset federal and state taxable income, both of which expire through 2022. A valuation allowance has been established for a portion of the Company's tax assets as their use is dependent on the generation of sufficient future taxable income.

13.  STOCKHOLDERS'  EQUITY

          In September 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equals 100% of the fair market value on the date of the grant. Options expire ten years from the date of the option grant and vest ratably over a three-year period commencing with the second year. A total of 280,000 options were reserved for issuance under the 1998 Plan. Upon adoption of the 1998 Plan, the 1992 Stock Option Plan was terminated. No new stock options will be granted under the 1992 Stock Option Plan, which has been superseded by the 1998 Plan. In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equals 100% of the fair market value on the date of the grant. Options expire ten years from the date of the option grant and vest ratably over a three-year period commencing with the second year. A total of 300,000 options were reserved for issuance under the 2000 Plan. As of June 30, 2002, a total of 182,503 stock options are available for issuance under the 1998 and 2000 stock option plans.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          The following table presents the activity of the 1992, 1998 and 2000 Stock Option Plans for the years ended June 30, 2002, and 2001:

                                               2002                   2001
                                        --------------------  ---------------------
                                                  WEIGHTED-              WEIGHTED-
                                                   AVERAGE                AVERAGE
                                                   EXERCISE               EXERCISE
                                         SHARES     PRICE      SHARES      PRICE
                                        --------  ----------  ---------  ----------
Outstanding at beginning of period      414,893   $     5.26   435,690   $     2.99

Granted                                 111,000         9.27   183,000         7.97
Exercised                               (68,190)        2.66  (195,797)        2.61
Canceled                                 (8,003)        6.84    (8,000)        8.41
                                        --------  ----------  ---------  ----------

Outstanding at end of period            449,700         6.94   414,893         5.26
                                        ========  ==========  =========  ==========

Options exercisable at end of period    348,190         6.23   361,581         5.05
                                        ========  ==========  =========  ==========

Weighted-average fair value of options
  granted during the year:                              5.21                   3.71
                                                  ==========             ==========

          In May 2001, the Company entered into a separation agreement with a former officer, that provided for the acceleration of vesting of options for 21,736 shares of the Company's common stock and the repurchase of an additional 23,000 shares of the Company's common stock. As of June 30, 2001, the former officer exercised and sold 32,464 shares and had 14,736 shares vested and exercisable. As of June 30, 2002, the former officer exercised the remaining 14,736 shares. The Company recognized $259,000 of expense related to this agreement in fiscal 2001.

          The following table presents weighted average price and life information about significant option groups outstanding at June 30, 2002:

                       OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                ----------------------------------  --------------------
                             WEIGHTED
                             AVERAGE     WEIGHTED              WEIGHTED
   RANGE OF                 REMAINING     AVERAGE               AVERAGE
   EXERCISE      NUMBER    CONTRACTUAL   EXERCISE    NUMBER    EXERCISE
    PRICES      OF SHARES   LIFE (YRS)     PRICE    OF SHARES    PRICE
--------------  ---------  ------------  ---------  ---------  ---------
$    1.00           1,000          9.89  $    1.00      1,000  $    1.00
     1.37          79,000          3.76       1.37     79,000       1.37
     4.00          25,200          5.73       4.00     25,200       4.00
     5.00          37,500          7.33       5.00     24,750       5.00
6.50 - 6.75        32,000          7.19       6.52     32,000       6.52
7.55 - 7.56        60,000          8.59       7.56     43,300       7.56
8.00 - 8.85       177,000          4.53       8.57    117,000       8.44
9.12 - 9.50        13,000          7.88       9.27      5,940       9.33
    10.90           5,000          9.76      10.90          -      10.90
12.45 - 12.75      16,000          9.57      12.47     16,000      12.47
    14.00           4,000          4.46      14.00      4,000      14.00
                ---------                           ---------
                  449,700                             348,190
                =========                           =========

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (FAS 123). If the compensation cost for the option plans had been determined based on the fair value at the grant date for grants in 2001 and 2002, consistent with the provisions of FAS 123, the pro forma net loss per share-diluted for 2001 and 2002, would have increased by $740,000 and $343,000 respectively, and $0.13 per share and $0.06 per share, respectively.

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

          The fair value of options and warrants issued at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                       OPTIONS GRANTED
                                ----------------------------
                                    2001           2002
                                -------------  -------------
      Volatility                     47%            63%
      Expected life (years)           5              5
      Risk free interest rate   4.91% - 6.21%  3.68% - 4.55%
      Dividend yield                  0%             0%

          The Company has never declared nor paid dividends and does not expect to do so in the foreseeable future.

          The effects on 2001 and 2002 pro forma net income of expensing the estimated fair value of stock options are not necessarily representative of the effects on the results of operations for future years as the periods presented include only one and two years, respectively, of option grants under the Company's plans.

          In June 1999, the Company issued 1,000,000 Units, consisting of one share of common stock, and one redeemable common stock purchase warrant (the "IPO Warrants") in connection with its initial public offering. Each Unit carries the right to purchase one share of common stock at $9.00, and is redeemable by the Company at $0.20 per warrant if the closing bid price of the common stock averages in excess of $10.50 for a period of 20 consecutive trading days. On March 28, 2002, the Company extended the expiration date of the IPO Warrants from June 23, 2002 to June 30, 2003. The Company did not receive any consideration from the holders of the warrants, accordingly the Company recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $530,000. The Company also issued to the Representative of the Underwriters, for nominal consideration, the Representative's Warrants to purchase 100,000 shares of common stock and 100,000 redeemable warrants at an exercise price of $12.00. The Representative's Warrants expire in June 2004. As of June 30, 2002, IPO Warrants in the amount of 929,100 warrants remain outstanding, and all of the Representative's Warrants remain outstanding.

          The Company received $1,500,000 in a private placement with an investor and issued 145,349 Units, each consisting of one share of its common stock and one common stock purchase warrant. Two warrants are exercisable for one share of its common stock at an exercise price of $12.00 per share. Originally, the exercise price of the warrants was $12.90 per share. Per the financing terms agreement, if the registration statement is not effective within 90 days following the closing date of the financing the exercise price of the warrants is reduced 5% for the first month and 2% for each additional month that the registration statement is not effective for up to 24 months following the closing date. Total consideration received was $1,500,000, which reflected a discount of 20% from the market price. This discount reflects the best terms available to the Company in the private placement market during its second fiscal quarter of 2001.

                          IMPLANT SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          In connection with the transaction, the Company issued additional warrants to the investor's general counsel to purchase 10,000 shares at an exercise price of $12.00 per share and a document preparation fee of $5,000. The Company also engaged two placement agents who received warrants to purchase an aggregate of 12,000 shares of the Company's common stock at an exercise price of $12.00 per share and a placement fee of $105,000. Originally, the exercise price of the warrants was $12.90 per share. Per the financing terms agreement, if the registration statement is not effective within 90 days following the closing date of the financing the exercise price of the warrants is reduced 5% for the first month and 2% for each additional month that the registration statement is not effective for up to 24 months following the closing date. All warrants pursuant to this transaction are exercisable at any time prior to December 12, 2006. Mr. Pasquale Ruggieri, a member of the Company's Board of Directors, also serves as an investment banker for one of the placement agents in connection with this transaction.

          The Company has recorded the proceeds from the private placement, net of the discount of $300,000 and offering costs of $272,000 paid in cash and warrants having a fair value of $55,000, as a capital contribution.

14.  ROYALTY AGREEMENT

          Under the terms of the sale of a former product line, the Company is entitled to minimum annual royalties which aggregate $175,000 over four years. No royalties were recognized under this arrangement in fiscal 2001 and 2002.

15.  401K PLAN

          The Company has a defined contribution retirement plan which contains a 401(k) program. All employees who are 21 years of age and who have completed one year of service during which they worked at least 1,000 hours are eligible for participation in the plan. The Company makes discretionary contributions to the plan. The Company made cash contributions to the plan of $73,000 and $60,000 in 2001 and 2002, respectively.

16.  SUBSEQUENT  EVENT

          On October 7, 2002, the Company issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock having a stated value of $10 per share, pursuant to a Securties Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management fee and placement agent fee of approximately $300,000, and related transaction costs estimated to be an additional
     $100,000. The terms of the Series A 7% Cumulative Convertible Preferred Stock provide for repayment in cash or with shares of our common stock beginning three months subsequent to the execution of the Securities Purchase Agreement. If the market price, determined as the lowest closing price for the eleven-day period prior to a conversion date, is less than $5.70, then for repayment purposes, the common stock will be valued at the greater of 83% of the average market price of the three lowest closing prices during the 30 trading days immediately preceding the conversion date or $2.02. Otherwise, the fixed conversion price is $5.19. We also issued to Laurus Master Fund, Ltd. A warrant to purchase 55,000 shares of our common stock at $6.23 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of our assets. We utilized approximately $192,000 to repay the remaining outstanding Term Loan to a bank on October 7, 2002. Additionally, the Securities Purchase Agreement contains default covenants, including certain financial covenants.

          We will utilize the proceeds of this financing to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes.

17.  LEGAL  PROCEEDINGS

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

                                            Implant  Sciences  Corporation

Date:  October 14, 2002                     /s/  Anthony J. Armini
                                            ----------------------
                                            Anthony  J.  Armini
                                            President, Chief Executive Officer,
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, and each of the undersigned officers and directors of Implant Sciences Corporation hereby severally constitutes and appoints Anthony
J. Armini his true and lawful attorney-in-fact and agent, with full power to him, to sign for him, in his name in the capacity indicated below, all amendments to such report on Form 10-KSB, hereby ratifying and confirming his signature as it may be signed by his attorney to such report and any and all amendments thereto.

Date:  October 14, 2002             /s/  Anthony  J.  Armini
                                    ------------------------
                                    Anthony  J.  Armini
                                    President, Chief Executive Officer,
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)


Date:  October 14, 2002             /s/  David  C.  Volpe
                                    ---------------------
                                    David  C.  Volpe
                                    Acting  Chief  Financial  Officer
                                    (Principal Financial and Accounting Officer)


 Date:  October 14, 2002            /s/  Stephen N. Bunker
                                    ----------------------
                                    Stephen  N.  Bunker
                                    Vice  President  and  Chief  Scientist,
                                    Director


Date:  October 14, 2002             /s/  Michael  Szycher
                                    ---------------------
                                    Michael  Szycher,  Director


Date:  October 14, 2002             /s/  Pasquale  Ruggieri
                                    -----------------------
                                    Pasquale  Ruggieri,  Director

                                 CERTIFICATIONS


     I, Anthony J. Armini, President and Chief Executive Officer of Implant Sciences Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Implant Sciences Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           Date:  October 14, 2002

                                           /s/  Anthony  J.  Armini
                                           -------------------------------------
                                           Anthony  J.  Armini
                                           President and Chief Executive Officer

     I, David C. Volpe, Acting Chief Financial Officer of Implant Sciences Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Implant Sciences Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Date:  October 14, 2002

                                          /s/  David  C.  Volpe
                                          ------------------------------
                                          David  C.  Volpe
                                          Acting Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

     Exhibit Number:   Description
     ---------------   -----------
     *3.2              By-Laws of the Company

     *3.3              Articles of Amendment to the Articles of Organization of the Company, dated June
                       9,  1999
     *3.4              Restated Articles of Organization of the Company, dated June 9. 1999
     3.5               Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible
                       Preferred Stock, dated October 7, 2002
     **4.1             Specimen certificate for the Common Stock of the Company
     **4.2             Specimen certificate for the Redeemable Warrants of the Company
     ***4.3            Specimen certificate for the Units of the Company
     4.4               Specimen Certificate of the Series A 7% Cumulative Convertible Preferred Stock
     **10.1            Employment Agreement with Anthony J. Armini, dated September 26, 1998
     **10.2            Employment Agreement with Stephen N. Bunker, dated September 26, 1998
     *10.3             Employment Offer Letter to Darlene Deptula-Hicks, dated June 15, 1998
     *10.4             Employment Offer Letter to Alan Lucas, dated March 20, 1998
     *10.5             Amendment to Employment Offer Letter to Alan Lucas, dated September 24, 1998
     *10.6             Form of Employee Agreement on Ideas, Inventions, and Confidential Information
                       used between 1993 and 1995
     *10.7             Form of Employee Agreement on Ideas, Inventions, and Confidential Information
                       used in 1993
     *10.8             Form of Employee Agreement on Ideas, Inventions, and Confidential Information
                       used between 1997 and 1998
     *10.9             Loan Agreement between the Company and US Trust, dated May 1, 1996
     *10.10            100,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
     *10.11            300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
     *10.12            Guaranty of Loan Agreement between the Company and US Trust, by Anthony J.
                       Armini, dated May 1, 1996
     *10.13            Security Agreement between the Company and US Trust, dated May 1, 1996
     *10.14            Lessor's Subordination and Consent between the Company and Teacher's Insurance and Annuity Association of America, dated May 1, 1996
     *10.15            First Amendment to Loan Agreement between the Company and US Trust, dated July
                       24, 1997
     *10.16            300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated July 24, 1997
     *10.17            94,444.40 Commercial Promissory Note signed by the Company in favor of US
                       Trust, dated August 12, 1997
     *10.18            Second Amendment to Loan Agreement between the Company and US Trust, dated
                       January 16, 1998
     *10.19            750,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated January 16, 1998
     *10.20            Promissory Note signed by Anthony J. Armini in favor of the Company, dated
                       September 26, 1998
     *10.21            Shareholders Agreement between NAR Holding Corporation and Anthony J. Armini, dated July 15, 1987
     *10.22            Lease between the Company and Teachers Insurance and Annuity Association of
                       America, dated September 29, 1995
     *10.23            First Amendment to Lease and Expansion Agreement between the Company and
                       Teachers Insurance and Annuity Association of America, dated July 29, 1998
     *10.24            Standard Cooperative Research and Development Agreement between the Company and the Naval Research Laboratory, dated January 21, 1997
     *10.25            Cooperative Agreement between the Company and the United States of America US
                       Army Tank-Automotive and Armaments Command Armament Research,
                       Development and Engineering Center, dated September 30, 1997(1)


     *10.26            Vendor Agreement Memorandum between the Company and Osteonics, dated
                       February 2, 1998(1)
     *10.27            Sample Purchase Order between the Company and MicroSpring Company, Inc., dated October 24, 1996(1)
     *10.28            Asset Purchase Agreement between the Company and Falex Corporation, dated
                       November 17, 1995(1)
     *10.29            Settlement between the Company and Erik Akhund, dated July 1, 1998
     *10.30            1992 Stock Option Plan
     *10.31            Form of Stock Option Agreement under the 1992 Stock Option Plan
     *10.32            1998 Incentive and Nonqualified Stock Option Plan
     **10.33           Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock
                       Option Plan
     **10.34           Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock
                       Option Plan
     **10.35           Form of Nonqualified Stock Option for Non-Employee Directors under the 1998
                       Incentive and Nonqualified Stock Option Plan
     *10.36            Form of Lock-Up Agreement
     **10.37           Agreement Appointing Transfer Agent and Registrar between the Company and
                       American Securities and Transfer & Trust, Inc., dated October 19, 1998
     **10.38           Certification of Corporate Secretary dated October 19, 1998 concerning Agreement
                       Appointing Transfer Agent and Registrar between the Company and American
                       Securities Transfer & Trust, Inc.
     **10.39           Research and Development Agreement between the Company and Guidant
                       Corporation, dated May 20, 1998
     **10.40           Letter Agreement between the Company and Guidant Corporation, dated September
                       29, 1998(1)
     ***10.41          Form of Medical Advisory Board Agreement
     ***10.42          Form of Loan Agreement, dated January 7, 1999, between the Company and the following employees in the following amounts: Donald J. Dench ($12,500), Diane J.
                       Ryan ($12,500), Mark and Kathleen Gadarowski ($12,500), Gregory Huntington, Sr.
                       ($12,500), Leonard DeMild ($25,000), Michael Nelson ($12,500), Richard Sahagian
                       ($12,500), Darryl Huntington ($12,500), Dennis Gadarowski ($12,500) and David
                       Santos ($12,500)
     ***10.43          Terms and Conditions from Sample Purchase Order between the Company and
                       Biomet, Incorporated
     ****10.44         Unit and Warrant Agreement between the Company and American Securities
                       Transfer & Trust, Inc., dated April 9, 1999
     *10.45            Agreement between the Company and U.S. Army Space and Missile Defense
                       Command, dated May 27, 1999
     *****10.46        Second Amendment to Lease and Extension Agreement
     *****10.47        Sublease Agreement
     *****10.48        Consent to Sublease Agreement
     ******10.52       Distribution Agreement, dated January 26, 2000, by and between Implant Sciences
                       Corporation and MedTec Iowa, Inc.(1)
     ******10.53       Stock Purchase Agreement, dated March 2, 2000, by and between Implant Sciences
                       Corporation and MedTec Iowa, Inc.
     ******10.54       Research and Development Agreement, dated March 13, 2000, by and between
                       Implant Sciences Corporation and Cardiotech International
     ******10.55       Amendment to Distributorship Agreement between Med-Tec Iowa, Inc., and Implant
                       Sciences Corporation dated 26 January 2000
     *******10.56      Line of Credit Letter Agreement, dated October 10, 2001, by and between Implant
                       Sciences Corporation and Cardiotech International Inc.
     *******10.57      500,000 Line of Credit Term Grid Note, dated October 10, 2001, by and between
                       Implant Sciences Corporation and Cardiotech International Inc.


     *******10.58      Security Agreement, dated October 10, 2001, by and between Implant Sciences
                       Corporation and Cardiotech International Inc.
     *******10.59      Guaranty of Line of Credit between Implant Sciences Corporation and Cardiotech
                       International Inc. by Anthony J. Armini, dated October 10, 2001.
     *******10.60      Subordination and Intercreditor Agreement by and between Cardiotech International
                       Inc. and Anthony J. Armini,, Mark Gadarowski, Dennis Gadarowski, Richard
                       Sahagian, and Daryl Huntington, dated October 10, 2001.
     *******10.61      Consent of Citizens Bank to Line of Credit Agreement by and between Implant
                       Sciences Corporation and Cardiotech International, Inc., dated October 10, 2001
     *******10.62      Modification Agreement by and between Implant Sciences Corporation and Citizens
                       Bank of Massachusetts, dated October 11, 2001.
     *******10.63      Deposit Pledge Agreement by and between Implant Sciences Corporation and
                       Citizens Bank of Massachusetts, dated October 11, 2001.
     *******10.64      Deposit Pledge Agreement by and between Stephen Bunker and Citizens Bank of
                       Massachusetts, dated October 11, 2001.
     *******10.65      Limited Guaranty of Commercial Promissory Note between Implant Sciences
                       Corporation and Citizens Bank of Massachusetts by Stephen Bunker, dated October
                       11, 2001.
     *******10.66      Deposit Account Control Agreement by and between Implant Sciences Corporation and Citizens Bank of Massachusetts, dated October 11, 2001.
     *******10.67      Deposit Account Control Agreement by and between Stephen Bunker and Citizens
                       Bank of Massachusetts, dated October 11, 2001.
     ********10.68     Letter Agreement between Implant Sciences Corporation and Darlene Deptula-Hicks
                       dated May 1, 2001
     10.69             Securities Purchase Agreement between Implant Sciences Corporation and Laurus
                       Master Fund, Ltd. Dated October 7, 2002.
     10.70             Security Agreement between Implant Sciences Corporation and Laurus Master Fund,
                       Ltd. Dated October 7, 2002.
     10.71             Common Stock Purchase Warrant for 55,000 shares issued to Laurus Master Fund,
                       Ltd. Dated October 7, 2002.
     *21.1             Subsidiaries of the Company
     23.1              Consent of Independent Auditors
     *24.1             Power of Attorney
---------------

                     * Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-
                       64499) filed on September 29, 1998, and is incorporated herein by reference.
                    ** Previously filed in Amendment No. 1 to the Registration Statement, filed on
                       December 21, 1998, and is incorporated herein by reference.
                   *** Previously filed in Amendment No. 2 to the Registration Statement, filed on February
                       11, 1999, and is incorporated herein by reference.
                  **** Previously filed in Amendment No. 3 to the Registration Statement, filed on April 30,
                       1999, and is incorporated herein by reference.
                 ***** Previously filed in Quarterly Report on Form 10-QSB for the quarter ended
                       December 31, 1999, filed on February 14, 2000, and is incorporated herein by reference.
                ****** Previously filed in Quarterly Report on Form 10-QSB for the quarter ended March
                       31, 2001, filed on May 11, 2000, and is incorporated herein by reference.
               ******* Previously filed in Annual Report on Form 10-KSB for the fiscal year ended June 30,
                       2001, filed on October 15, 2001, and is incorporated herein by reference.
              ******** Previously filed in Amendment No. 1 to the Annual Report on Form 10-KSB for the
                       fiscal year ended June 30, 2001, filed on February 8, 2002, and is incorporated herein by reference.
                     1 Filed under application for confidential treatment.