Form 10QSB
period 2002-09-30
IMPLANT SCIENCES CORP
filed 2002-11-14
CIK 1068874

Use these links to rapidly review the document
IMPLANT SCIENCES CORPORATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ending September 30, 2002
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (IRS Employer Identification number)
107 Audubon Road, #5 Wakefield, MA 01880
781-246-0700 (Issuers telephone number)
Not Applicable (Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at October 31, 2002
Common Stock, $.10 par value	6,216,080

Transitional small business disclosure format (check one):
YES ☐    NO ☒

This document consists of 19 pages.

IMPLANT SCIENCES CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

IMPLANT SCIENCES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2002	June 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents (including $35,000 of restricted cash)	$588,000	$1,014,000
Accounts receivable, net	829,000	916,000
Inventories	577,000	452,000
Investments—available for sale securities	84,000	105,000
Prepaid and other current assets, net	134,000	101,000

Total Current Assets	2,212,000	2,588,000
Property and equipment, net	3,669,000	3,708,000
Other non-current assets, net	167,000	165,000

Total Assets	$6,048,000	$6,461,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$840,000	$573,000
Accrued expenses	707,000	778,000
Current portion of long-term debt	176,000	176,000
Non-current obligations under capital leases	9,000	10,000

Total Current Liabilities	1,732,000	1,537,000

Long-term Liabilities:
Long-term debt, net of current portion	15,000	59,000
Obligations under capital lease	14,000	16,000
Deferred income taxes	29,000	29,000

	58,000	104,000

	1,790,000	1,641,000

Stockholders' equity:
Common stock, $.01 par value; 20,000,000 shares authorized; 6,216,080 and 6,200,901 issued and outstanding as of September 30, 2002 and June 30, 2002, respectively	622,000	620,000
Additional paid-in capital	13,678,000	13,630,000
Accumulated deficit	(9,919,000)	(9,328,000)
Deferred compensation	(9,000)	(9,000)
Accumulated other comprehensive income	24,000	45,000
Notes receivable from employees	(138,000)	(138,000)

Total stockholders' equity	4,258,000	4,820,000

Total Liabilities and Stockholders' Equity	$6,048,000	$6,461,000

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2002	2001
Revenues:
Medical	$1,194,000	$1,018,000
Semiconductor	209,000	235,000
Government contracts	172,000	100,000

Total revenues	1,575,000	1,353,000

Cost of sales:
Cost of medical and semiconductor	1,055,000	1,024,000
Cost of government contracts	172,000	139,000

Total cost of sales	1,227,000	1,163,000

Gross margin	348,000	190,000
Operating expenses:
Research and development	416,000	291,000
Selling, general and administrative	522,000	413,000

Total costs and expenses	938,000	704,000

Loss from operations	(590,000)	(514,000)

Other income (expense)
Interest income	4,000	8,000
Interest expense	(5,000)	(8,000)
Other income (expense)	—	5,000

	(1,000)	5,000

Net loss	$(591,000)	$(509,000)

Net loss per share—basic	$(0.10)	$(0.09)

Net loss per share—diluted	$(0.10)	$(0.09)

Weighted average common shares outstanding used for basic earnings per share	6,216,080	5,968,951

Weighted average common shares outstanding used for diluted earnings per share	6,216,080	5,968,951

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net loss	$(591,000)	$(509,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,000	173,000
Equity in loss in Epsilon Medical	—	1,000
Changes in assets and liabilities:
Accounts receivable	87,000	(48,000)
Inventories	(125,000)	86,000
Prepaid and other current assets	(33,000)	—
Accounts payable	267,000	41,000
Accrued expenses	(71,000)	(27,000)

Net cash used by operating activities	(255,000)	(283,000)

Cash flows from investing activities
Purchase of property and equipment	(157,000)	(186,000)
Other non-current assets	(17,000)	7,000

Net cash used by investing activities	(174,000)	(179,000)

Cash flows from financing activities
Proceeds from common stock	50,000	85,000
Repayments of long-term debt	(47,000)	(25,000)

Net cash provided by financing activities	3,000	60,000

Net decrease in cash and cash equivalents	(426,000)	(402,000)
Cash and cash equivalents, beginning	979,000	1,232,000

Cash and cash equivalents, ending	$553,000	$830,000

Supplemental disclosure of cash flow information:
Interest paid	$3,000	$8,000
Fixed assets acquired through capital lease	—	10,000

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

1.    Description of Business

        Implant Sciences Corporation develops products for the medical device and explosives detection industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. We have received Food and Drug Administration 510(k) clearance to market our I-Plant™ Iodine-125 radioactive seed for the treatment of prostate cancer. We also have under development, interventional cardiology devices and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty). In addition, we modify the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry. Additionally, we are developing an explosives detection device to be used in the detection of trace residues of explosives.

2.    Interim Financial Statements

        The financial information for the three months ended September 30, 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the three months ended September 30, 2002 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with our audited financial statements, included in our Form 10-KSB as of and for the year ending June 30, 2002 filed with the Securities and Exchange Commission.

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

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles, determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. We adopted SFAS No. 142 effective July 1, 2002. Adoption of this pronouncement did not have an effect on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this pronouncement did not have an effect on our financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB Opinion No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. We adopted SFAS No. 144 effective July 1, 2002. Adoption of this pronouncement did not have an effect on our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the accounting for costs associated with restructuring and other disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement will be effective for disposal activities initiated after December 31, 2002, and the Company will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

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

5.    Comprehensive Income

        The Company has accumulated other comprehensive income resulting from the unrealized gain on an investment in marketable equity securities of CardioTech International Inc. (Note 9) which is recorded in the stockholders' equity section of the balance sheet. Comprehensive income is summarized below:

	Three Months Ended September 30,
	2002	2001
Net loss	$(591,000)	$(509,000)
Other comprehensive income	24,000	—

Comprehensive loss	$(567,000)	$(509,000)

6.    Accounts Receivable

        Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At September 30, 2002 unbilled accounts receivable represented approximately 5.0% of total accounts receivable. Generally, there are no prerequisites necessary to bill.

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

        On September 30, 2000, the Company's Credit Facility expired and the Company chose not to renew the Credit Facility. There were no balances outstanding as of September 30, 2002.

        The Company has a term loan facility of $1,500,000, of which it had utilized $750,000 at September 30, 2002. Interest is payable monthly at 1% above the bank's base rate commencing February 1998. As of September 30, 2002, the balance outstanding was approximately $191,000.

        The Company's Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2002, the Company's net loss covenant was greater than the required amount. On September 28, 2001, the Company and a director and officer of the Company had fully collateralized the Term Loan and executed pledge agreements with respect to the collateral. As of September 30, 2002, the Company and the director collateralized the Term Loan with $35,000 and $200,000 of cash, respectively. The Company's bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2002 through and including June 30, 2003.

        On October 7, 2002, the Company paid the remaining balance of principal and interest of approximately $192,000 in connection with the Series A 7% Cumulative Convertible Preferred Stock financing and terminated the Term Loan. (See Note 8)

8.    Private Placement

        On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management fee and placement agent fee of approximately $300,000, and related transaction costs of approximately $100,000. The terms of the Series A 7% Cumulative Convertible Preferred Stock provide for repayment in cash or with shares of our common stock beginning February 1, 2003. If we elect to convert into shares of our common stock, the common stock will be valued at $5.19 per share. However, if the closing price of our common stock for any of the 11 trading days prior to a repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02. The Securities Purchase Agreement contains default covenants, including certain financial covenants.

        We also issued to Laurus Master Fund, Ltd. a common stock purchase warrant to purchase 55,000 shares of our common stock at $6.23 per share and granted them a security interest in substantially all of our assets.

        We utilized approximately $192,000 of the proceeds to repay the outstanding Term Loan to Citizens Bank on October 7, 2002 and we will utilize the remaining proceeds to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes.

9.    Related Party Transactions

        Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. CardioTech, a public company, is a related party with the Company by virtue of its significant business relationships.

        Certain directors of the Company hold positions as directors of CardioTech. The CEO and Chairman of the Board of Directors of the Company is also a director of CardioTech. The CEO and Chairman of the Board of Directors of CardioTech is also a director of the Company. The acting Chief Financial Officer of the Company is also the acting Chief Financial Officer of CardioTech. As of September 30, 2002, approximately $18,000 was due and payable to the Company's acting Chief Financial Officer.

        Accounts receivable from related parties as of September 30, 2002 consisted of a loan of $138,000 to the Company's chief executive officer, which was used to exercise options for 50,000 shares of the Company's common stock on December 9, 1997. The loan is due and payable upon the disposal of the 50,000 shares and the loan bears interest at 6% per annum. This transaction was reported as a reduction of stockholders' equity.

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

        In March 2000, the Company entered into a $250,000 joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. Through September 30, 2002, the Company paid CardioTech $115,000 pursuant to the aforementioned agreement. Additionally, the Company acquired 60,000 shares of the common stock of CardioTech at a price of $1.00 per share. As of September 30, 2002, the fair market value of the CardioTech shares held as investment is $84,000. CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Form 10-KSB for the year ended June 30, 2002. In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports and Annual Reports filed by the Company in fiscal 2002 and 2003.

Results of Operations

Comparison for the three months ended September 30, 2002 and 2001

        Revenues.    Total revenues for the three months ended September 30, 2002 were $1,575,000 as compared to $1,353,000 for the comparable prior year period, an increase of $222,000 or 16%. The increase is attributable primarily to revenue recognized from the I-Plant™ prostate seed, which we began shipping in the first quarter of fiscal 2001. I-Plant™ prostate seed sales for the three months ended September 30, 2002 were approximately $698,000 as compared to $524,000 for the comparable prior year period, an increase of $174,000 or 33%. Revenues from medical and industrial coatings for the three months ended September 30, 2002 were $494,000 as compared to $490,000 for the comparable prior year period, an increase of of $4,000 or 1%. While medical coatings revenues for the three months ended September 30, 2002 increased by $37,000 or 10% as compared with the comparable prior year period, the industrial coating sales were down by $33,000 or 29%. This decrease in industrial coatings related to certain customers pursuing different product processes not requiring radiopacity at this time. Revenues from semiconductors for the three months ended September 30, 2002 were $209,000 as compared to $236,000 for the comparable prior year period, a decrease of $27,000 or 11%. The decrease in the semiconductor business is a result of reduced sales to one customer during the current quarter. We believe that slight fluctuations in sales in our semiconductor business from quarter-to-quarter are normal occurrences, however we believe that moderate growth will continue to be achieved. Contract and grant revenues for the three months ended September 30, 2002 were $172,000 as compared to $100,000 for the comparable prior year period, an increase of $72,000 or 72%. This increase is attributable to the receipt of two new awards from the US Army and the US Air Force. Our government contract and grant revenues accounted for 11% and 7% of revenue for the three months ended September 30, 2002 and 2001, respectively. Our grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. We have been successful in obtaining SBIR grants in fiscal 2003 and 2002. We expect to continue to seek continuation or replacement of our existing SBIR grants during fiscal 2003 and beyond. Less than 5% of all revenues were derived from foreign sources.

        Two of our major customers, the Howmedica/Osteonics Division of Stryker Corporation and Biomet, Incorporated, combined, accounted for 26% of revenue for the three months ended September 30, 2002 and 28% for the comparable prior year period. Our sales to these customers decreased as a percentage of total revenues as a result of the affect of the overall increase in total revenues resulting from growth in our prostate seed sales. MED-TEC Inc., our exclusive distributor of prostate seeds, accounted for 44% of revenues for the three months ended September 30, 2002 and 39% for the comparable prior year period.

        Cost of Sales.    Cost of sales for the three months ended September 30, 2002 was $1,227,000 as compared to $1,163,000 for the comparable prior year period, an increase of $64,000 or 6%. This increase in cost is primarily attributable to the increase in cost of product sales due to: (a) overall increase in sales volume; and (b) additional costs related to the growth in radioactive prostate seed sales, principally personnel costs and depreciation expense related to new equipment. As a percentage of revenues, the cost of medical and semiconductor product revenues decreased to 75% for the three months ended September 30, 2002 as compared to 82% for the comparable prior year period. The decrease in cost as a percentage of revenues is primarily attributable to the overall increase in sales volume, principally the growth in volume of prostate seed sales which have the affect of absorbing the fixed costs associated with the production of prostate seeds. Cost of government contracts for the three month period ended September 30, 2002 was $172,000 as compared to $139,000 for the comparable prior year period, an increase of $33,000 or 24%. During the fiscal quarters ended September 30, 2002 and 2001, we utilized Small Business Innovative Research grants as a source of funding for our research and development efforts. Our obligation with respect to these grants is to perform the research on a best-efforts basis.

        Research and Development.    Research and development expense for the three months ended September 30, 2002 was $416,000 as compared to $291,000 for the comparable prior year period, an increase of $125,000 or 43%. This increase is primarily a result of the development costs associated with the explosives detection device, and to a lesser extent, internal funding of the development of the polyurethane coated drug-eluting coronary stent. We anticipate increases in future expenditures resulting from new product development plans, especially the development and commercialization of our explosives detection device.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended September 30, 2002 were $522,000 as compared to $413,000 for the comparable prior year period, an increase of $109,000 or 26%. This increase reflects our addition of certain administrative personnel needed to support our continued growth and investor relations costs, however, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

        Other Income and Expenses, Net.    For the three month period ended September 30, 2002, we recorded other expense, net of $1,000 as compared to other income, net of $5,000 in the comparable prior year period. The decrease is primarily a result of a lower available cash balance upon which to generate interest income.

        Net Loss.    Net loss for the three months ended September 30, 2002 was $591,000 as compared to $509,000 for the comparable prior year period, an increase of $82,000 or 16%. The increase in net loss is primarily attributable to the increased spending on research and development expenses, especially those costs expended in connection with the explosives detection device development and commercialization efforts. These costs were, however, offset by increased revenues and improved gross margins from the sale of our I-Plant™ prostate seeds. Our earnings before interest, taxes, depreciation, amortization and other non-cash items ("Adjusted EBITDA") for the three months ended September 30, 2002 was a negative Adjusted EBITDA of $379,000 as compared to a negative Adjusted EBITDA of $341,000 for the comparable prior year period, an increase in negative Adjusted EBITDA of $38,000 or 11%. We calculated Adjusted EBITDA by adding depreciation and amortization of $211,000 and $173,000 to the loss from operations of $590,000 and $514,000 for the three months ended September 30, 2002 and 2001, respectively. Adjusted EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, Adjusted EBITDA as determined by us may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles. This increase in negative Adjusted EBITDA primarily reflects the impact of the expenditures for ongoing research and development efforts tnecessary to bring new products to market. The basic and diluted net loss per share for the three months ended September 30, 2002 was $0.10 per share as compared to $0.09 per share for the comparable prior year period, an increase in net loss of $0.01 or 11%.

Liquidity and Capital Resources

        As of September 30, 2002 we had approximately $588,000 in cash, including $35,000 in restricted cash, in the form of cash and short-term investments. During the three months ended September 30, 2002, operating activities used cash of approximately $255,000. Net cash used by operating activities primarily reflects the $591,000 net loss, a $125,000 increase in inventory, a $33,000 increase in prepaid and other current assets, and a $71,000 decrease in accrued expenses; offset by an $87,000 decrease in accounts receivable, a $267,000 increase in accounts payable, and depreciation and amortization of $211,000. During the three months ended September 30, 2002, investing activities used cash of approximately $174,000, primarily attributable to the purchase of approximately $157,000 of property and equipment. During the three months ended September 30, 2002, financing activities provided approximately $3,000 in cash. Net cash provided by financing activities primarily includes proceeds from the exercise of stock options offset by payments on our equipment term loan.

        We had a Revolving Credit Facility ("Credit Facility") and have an Equipment Term Loan ("Term Loan") pursuant to a Loan Agreement with our bank. The Revolving Credit Facility was unsecured and the Equipment Term Loan is cross-collateralized and cross-defaulted. The Loan Agreement has a first lien on substantially all of our assets.

        On September 30, 2000, our Credit Facility expired. We chose not to renew the Credit Facility and we have no further borrowing rights or availability. Additionally, there were no borrowings on the Credit Facility during the three month period ended September 30, 2002 and we have no balances outstanding with respect to the expired Credit Facility as of September 30, 2002.

        Our Term Loan provided a facility of $1,500,000, of which we utilized $750,000. Interest is payable monthly at 1% above the bank's base rate commencing February 1998. As of September 30, 2002, the balance outstanding was $191,000 and no further borrowings are permitted on the Term Loan.

        Our Loan Agreement requires compliance with two financial covenants including minimum levels of net worth and net loss limits. At June 30, 2002, our net loss covenant was greater than the required amount. On September 28, 2001, we and Stephen Bunker, one of our directors and officers, fully collateralized the Term Loan and executed pledge agreements with respect to the collateral. As of September 30, 2002, we and one of our directors collateralized the Term Loan with $35,000 and $200,000 of cash, respectively. Our bank has waived its rights under the Loan Agreement with respect to this financial covenant at June 30, 2002 through and including June 30, 2003.

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

        We are developing several versions of the systems to serve these markets. We are developing a table-top unit, which can be used to screen passengers and carry-on baggage in airports. We are also developing a portable system, which can be used to replace bomb-sniffing dogs to clear buildings, aircrafts, or ships where hidden bombs are believed to exist. We plan to first market these systems to U.S. government agencies for use in airports and government buildings. We have signed a Cooperative Research and Development Agreement with an agency of the Department of Transportation which will permit us and the government to exchange critical test data and for us to deliver a certain number of units to the Department of Transportation for independent evaluation and field testing.

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

        On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management fee and placement agent fee of approximately $300,000, and related transaction costs of approximately $100,000. The terms of the Series A 7% Cumulative Convertible Preferred Stock provide for repayment in cash or with shares of our common stock beginning February 1, 2003. If we elect to convert into shares of our common stock, the common stock will be valued at $5.19 per share. However, if the closing price of our common stock for any of the 11 trading days prior to a repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02. The Securities Purchase Agreement contains default covenants, including certain financial covenants. We also issued to Laurus Master Fund, Ltd. a common stock purchase warrant to purchase 55,000 shares of our common stock at $6.23 per share and granted them a security interest in substantially all of our assets. We utilized approximately $192,000 of the proceeds to repay the outstanding Term Loan to Citizens Bank on October 7, 2002 and we will utilize the remaining proceeds to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes.

        We will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, continued expansion of commercial-scale manufacturing capabilities, and the marketing of our products. Our capital requirements depend on numerous factors, including but not limited to, the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

        As of September 30, 2002, we were conducting our operations with approximately $588,000 in cash and cash equivalents (including $35,000 of restricted cash). We estimate such amounts combined with our cash flow from operations and financing arrangements concluded on October 7, 2002 will be sufficient to fund our working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the financial statements included in Item 7 of our Form 10-KSB as of June 30, 2002. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. There has been no change to our critical accounting policies through the quarter ending September 30, 2002.

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

            None.

  (b)
  The registrant has filed no reports on Form 8-K during the quarter ended September 30, 2002.

            None.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPLANT SCIENCES CORPORATION
Date: November 14, 2002	/s/ ANTHONY J. ARMINI Anthony J. Armini President and CEO
/s/ DAVID C. VOLPE David C. Volpe Acting Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Anthony J. Armini, President and Chief Executive Officer of Implant Sciences Corporation, certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB of Implant Sciences Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ ANTHONY J. ARMINI Anthony J. Armini President and Chief Executive Officer

I, David C. Volpe, Acting Chief Financial Officer of Implant Sciences Corporation, certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB of Implant Sciences Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quareterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ DAVID C. VOLPE David C. Volpe Acting Chief Financial Officer