Form 10QSB/A
period 2002-09-30
IMPLANT SCIENCES CORP
filed 2002-11-19
CIK 1068874

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
YES ☐    NO ☒

This document consists of 19 pages.

IMPLANT SCIENCES CORPORATION

We hereby amend and restate our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002. In particular, Item 4 of Part I has been added and Item 5 of Part II has been revised. These corrections are marked in this amendment to our Quarterly Report on Form 10-QSB/A.

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

IMPLANT SCIENCES CORPORATION

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2002	June 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents (including $35,000 of restricted cash)	$588,000	$1,014,000
Accounts receivable, net	829,000	916,000
Inventories	577,000	452,000
Investments—available for sale securities	84,000	105,000
Prepaid and other current assets	134,000	101,000

Total Current Assets	2,212,000	2,588,000
Property and equipment, net	3,669,000	3,708,000
Other non-current assets, net	167,000	165,000

Total Assets	$6,048,000	$6,461,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$840,000	$573,000
Accrued expenses	707,000	778,000
Current portion of long-term debt	176,000	176,000
Obligations under capital leases	9,000	10,000

Total Current Liabilities	1,732,000	1,537,000

Long-term Liabilities:
Long-term debt, net of current portion	15,000	59,000
Noncurrent obligations under capital lease	14,000	16,000
Deferred income taxes	29,000	29,000

	58,000	104,000

	1,790,000	1,641,000

Stockholders' equity:
Common stock, $.01 par value; 20,000,000 shares authorized; 6,216,080 and 6,200,901 issued and outstanding as of September 30, 2002 and June 30, 2002, respectively	622,000	620,000
Additional paid-in capital	13,678,000	13,630,000
Accumulated deficit	(9,919,000)	(9,328,000)
Deferred compensation	(9,000)	(9,000)
Accumulated other comprehensive income	24,000	45,000
Notes receivable from employees	(138,000)	(138,000)

Total stockholders' equity	4,258,000	4,820,000

Total Liabilities and Stockholders' Equity	$6,048,000	$6,461,000

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

2.    Interim Financial Statements

        The financial information for the three months ended September 30, 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the three months ended September 30, 2002 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB/A should be read in conjunction with our audited financial statements, included in our Form 10-KSB as of and for the year ending June 30, 2002 filed with the Securities and Exchange Commission.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Form 10-KSB for the year ended June 30, 2002. In addition to historical information, this Form 10-QSB/A contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports and Annual Reports filed by the Company in fiscal 2002 and 2003.

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

        Net Loss.    Net loss for the three months ended September 30, 2002 was $591,000 as compared to $509,000 for the comparable prior year period, an increase of $82,000 or 16%. The increase in net loss is primarily attributable to the increased spending on research and development expenses, especially those costs expended in connection with the explosives detection device development and commercialization efforts. These costs were, however, offset by increased revenues and improved gross margins from the sale of our I-Plant™ prostate seeds. Our earnings before interest, taxes, depreciation, amortization and other non-cash items ("Adjusted EBITDA") for the three months ended September 30, 2002 was a negative Adjusted EBITDA of $379,000 as compared to a negative Adjusted EBITDA of $341,000 for the comparable prior year period, an increase in negative Adjusted EBITDA of $38,000 or 11%. We calculated Adjusted EBITDA by adding depreciation and amortization of $211,000 and $173,000 to the loss from operations of $590,000 and $514,000 for the three months ended September 30, 2002 and 2001, respectively. Adjusted EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, Adjusted EBITDA as determined by us may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles. This increase in negative Adjusted EBITDA primarily reflects the impact of the expenditures for ongoing research and development efforts necessary to bring new products to market. The basic and diluted net loss per share for the three months ended September 30, 2002 was $0.10 per share as compared to $0.09 per share for the comparable prior year period, an increase in net loss of $0.01 or 11%.

Liquidity and Capital Resources

        As of September 30, 2002 we had approximately $588,000 in cash in the form of cash, including $35,000 of restricted cash, and short-term investments. During the three months ended September 30, 2002, operating activities used cash of approximately $255,000. Net cash used by operating activities primarily reflects the $591,000 net loss, a $125,000 increase in inventory, a $33,000 increase in prepaid and other current assets, and a $71,000 decrease in accrued expenses; offset by an $87,000 decrease in accounts receivable, a $267,000 increase in accounts payable, and depreciation and amortization of $211,000. During the three months ended September 30, 2002, investing activities used cash of approximately $174,000, primarily attributable to the purchase of approximately $157,000 of property and equipment. During the three months ended September 30, 2002, financing activities provided approximately $3,000 in cash. Net cash provided by financing activities primarily includes proceeds from the exercise of stock options offset by payments on our equipment term loan.

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

Item 4.    Controls and Procedures

        "Disclosure controls and procedures" are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        As required under the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Acting Chief Financial Officer conducted a review of our disclosure controls and procedures as of a date within 90 days of the date of this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective. We have made no significant changes since the evaluation date to our internal controls relating to accounting and financial reporting.

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

        Not Applicable

Item 2.    Changes in Securities and Use of Proceeds

        Not Applicable

Item 3.    Defaults Upon Senior Securities

        Not Applicable

Item 4.    Submission of Matters of a Vote to Security-Holders

        Not Applicable

Item 5.    Other Information

        Our Chief Executive Officer and Acting Chief Financial Officer have furnished to the Securities and Exchange Commission the certification with respect to this amendment to our Quarterly Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.    List of Exhibits and Reports on Form 8-K

  (a)
  The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QSB/A. Exhibit numbers, where applicable, in the left hand column correspond to those of Item 601 of Regulation S-B.

            None.

  (b)
  The registrant has filed no reports on Form 8-K during the quarter ended September 30, 2002.

            None.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPLANT SCIENCES CORPORATION
Date: November 19, 2002	/s/ ANTHONY J. ARMINI Anthony J. Armini President and CEO
/s/ DAVID C. VOLPE David C. Volpe Acting Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Anthony J. Armini, President and Chief Executive Officer of Implant Sciences Corporation, certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB/A of Implant Sciences Corporation;

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

Date: November 19, 2002
/s/ ANTHONY J. ARMINI Anthony J. Armini President and Chief Executive Officer

I, David C. Volpe, Acting Chief Financial Officer of Implant Sciences Corporation, certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB/A of Implant Sciences Corporation;

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

Date: November 19, 2002
/s/ DAVID C. VOLPE David C. Volpe Acting Chief Financial Officer