Form 10KSB/A
period 2002-06-30
IMPLANT SCIENCES CORP
filed 2002-12-09
CIK 1068874

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ending June 30, 2002.
Or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File Number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (IRS Employer Identification No.)
107 Audubon Road, #5, Wakefield, MA (Address of Principal Executive Offices)	01880 (Zip Code)
781-246-0700 (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value Warrants	American Stock Exchange, Boston Stock Exchange American Stock Exchange, Boston Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $6,621,000

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,289,000 as of August 30, 2002 (based on the closing price for such stock as of August 30, 2002).

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class	Outstanding at September 30, 2002
Common Stock, $.10 par value	6,216,080

PART III

ITEMS 9–11 OF THE REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB ARE HEREBY AMENDED BY DELETING THE TEXT THEREOF IN THEIR ENTIRETY AND SUBSTITUTING THEREFOR THE FOLLOWING:

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

        Since our initial public offering, Anthony Armini, our President and Chief Executive Officer and Chairman of our board of directors, failed to file three reports to report four transactions. Patricia Armini, a ten percent stockholder, failed to file one report to report one transaction. Stephen Bunker, our Chief Scientist, Vice President and Director, failed to file two reports to report three transactions. Alan Lucas, our Vice President of Sales, Marketing and Business Development, failed to file three forms to report four transactions. John J. Munro, III, our Vice-President of Brachytherapy Products, failed to file three forms to report three transactions. Pasquale Ruggieri, a non-employee director, failed to file one report to report one transaction. Michael Szycher, a non-employee director, failed to file three forms to report three transactions. David Volpe, our acting Chief Financial Officer, failed to file one report to report one transaction.

        Our directors, officers and senior management are as follows:

Name	Age	Position	Position Since
Anthony J. Armini	64	President, Chief Executive Officer and Chairman of the Board	1984
Stephen N. Bunker	59	Vice President and Chief Scientist, Director	1988
Shunkichi Shimizu (1) (2) (3)	57	Director	1998
Michael Szycher (2) (4) (5)	64	Director	1999
Pasquale Ruggieri (6) (2) (3)	69	Director	2001
Shaun K. Cave (7) (4) (5)	56	Director	2002
David B. Eisenhaure (7) (4)	57	Director	2002
Alan D. Lucas	46	Vice President of Marketing, Sales and Business Development	1998
David C. Volpe	47	Acting Chief Financial Officer	2001
John J. Munro, III	54	Vice President, Brachytherapy Products	2001

(1)
Mr. Shimizu resigned from our Board of Directors on July 31, 2002.

(2)
Member of the Audit Committee for the fiscal year ended June 30, 2002.

(3)
Member of the Compensation Committee for the fiscal year ended June 30, 2002.

(4)
Member of the current Audit Committee.

(5)
Member of the current Compensation Committee.

(6)
Mr. Ruggieri resigned from our Board of Directors on November 12, 2002.

(7)
Messrs. Cave and Eisenhaure were appointed to serve on our Board of Directors on November 12, 2002.

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

        Pasquale Ruggieri joined our Board of Directors in December 2001. In November 2002, Mr. Ruggieri resigned from our Board of Directors. He has served as the Vice President of Investment Banking for Schneider Securities, Inc., a full service broker dealer, since 1991. Prior to that Mr. Ruggieri was Executive Vice President and Director of Investment Banking for Jonathan Alan, Inc., a full service broker dealer. He holds a B.S. in Business Administration from Bryant College.

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

        Shaun K. Cave has served on our board of directors since November 2002. Mr. Cave co-founded Cynosure Laser Corporation in 1992 and has been responsible for Marketing and Sales since August 2000. From January 1988 until September 1990, Mr. Cave served as Vice President of Sales of Candela Laser Corporation.

        David B. Eisenhaure has served on our board of directors since November 2002. He has been the President, Chief Executive Officer and Chairman of the Board of SatCon Technology Corporation since 1985. From 1974 until 1985, Mr. Eisenhaure was associated with the Charles Stark Draper Laboratory, Incorporated and with its predecessor, the Massachusetts Institute of Technology's Instrumentation Laboratory, from 1967 to 1974. Mr. Eisenhaure also holds an academic position at M.I.T., as a lecturer in the Department of Mechanical Engineering. Mr. Eisenhaure serves on the board of directors of

Mechanical Technology Incorporated and Beacon Power. He holds a S.B., S.M. and an Engineer's Degree in Mechanical Engineering from M.I.T.

        Alan D. Lucas has served as our Vice President of Marketing, Sales and Business Development since March 1998. Prior to joining us, Mr. Lucas accumulated over 20 years experience in various marketing and business development positions for medical device companies. Most recently, from 1996 to 1998, Mr. Lucas was the Director of Corporate Development at ABIOMED, Inc. From 1994 to 1996, Mr. Lucas was a strategic marketing and sales consultant focused on medical technology. From 1991 to 1994, Mr. Lucas was the Director of Marketing at Vision Sciences, Inc., a developmental stage medical device company.

        David C. Volpe has served as our Acting Chief Financial Officer since May 2001. Mr. Volpe has also been serving as the Acting Chief Financial Officer of CardioTech International, Inc. since June 1999. Since May 1996, Mr. Volpe has been the Managing Director of VC Advisors, Inc., providing financial management, business development and financing expertise to a variety of companies in the Internet, medical, telecommunications, software and high technology fields. From 1991 through 2000, Mr. Volpe was a senior financial executive with several private venture-backed and publicly held, technology based companies, including Chief Financial Officer of Cynosure Inc. and FaxNet Corporation. Prior to that, Mr. Volpe was a Manager at Price Waterhouse focusing on emerging growth, technology-based companies. Mr. Volpe holds a B.S. degree from California State University and is a member of the AICPA.

        John J. Munro, III has been our Vice President of Brachytherapy Products since 2001. From March 2000 until December 2000, he served as our Director of Brachytherapy Products and from November 1999 until March 2000 as our Project Manager of Temporary Brachytherapy. From August 1998 until October 1999, he served as Chief Executive Officer of GammaMed, USA, Inc and from July 1997 until August 1998 Mr. Munro was the Director of Source Operations at CIS-US, Inc.

ITEM 10. Executive Compensation

        The following table sets forth the aggregate cash compensation paid by us with respect to the three fiscal years ended June 30, 2000, 2001 and 2002 to our chief executive officer and each of the four other most highly compensated executive officers in fiscal 2002 (the "named executive officers"). We have no other executive officers.

Summary Compensation Table

	Annual Compensation								Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)			Bonus($)		Other Annual Compensation ($)(1)		Shares Underlying Options Granted(#)
Anthony J. Armini President, Chief Executive Officer and Chairman of the Board	2002 2001 2000	$ $ $	182,533 129,133 129,837		$ $ $	75,000 25,000 25,000	$ $ $	10,993 6,255 19,386	— 90,000 —
Stephen N. Bunker Vice President, Chief Scientist and Director	2002 2001 2000	$ $ $	126,539 101,545 118,213			— — —	$ $ $	5,759 4,872 6,514	— — —
David C. Volpe Acting Chief Financial Officer	2002 2001		$73,000 —	(2)		— —		— —	15,000 —
Alan D. Lucas Vice President of Sales, Marketing and Business Development	2002 2001 2000	$ $ $	161,538 135,434 123,478		$ $	— 15,000 45,000	$ $ $	11,179 6,370 6,465	— 50,000 50,000
John J. Munro, III Vice President, Brachytherapy Products	2002 2001 2000	$ $ $	125,976 109,817 17,503		$ $	500 1,000 —	$ $ $	4,696 1,361 1,627	30,000 0 5,000

(1)
Other annual compensation consists of medical, life and disability insurance premiums and 401(k) plan benefits paid by us on behalf of these executive officers.

(2)
Represents consulting fees paid to our Acting Chief Financial Officer.

Employment Agreements

        Anthony J. Armini.    On September 26, 1998, we entered into an employment agreement, with an initial term of five years. Under this employment agreement, Dr. Armini serves as our President and Chief Executive Officer at a base salary of $125,000. In addition, Dr. Armini may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. We and Dr. Armini are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days' written notice. In the event we terminate Dr. Armini's employment without cause, we will pay him 12 month's salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Armini is subject to a non-competition provision.

        Stephen N. Bunker.    On September 26, 1998, we entered into an employment agreement with Dr. Bunker in substantially the same form as that described for Dr. Armini. Dr. Bunker serves as our Vice President and Chief Scientist at a base annual salary of $100,000.

        Alan D. Lucas.    We entered into a one year employment agreement with Mr. Lucas, with an effective date of June 1, 2002. Under this employment agreement, Mr. Lucas serves as our Vice President of Sales, Marketing and Business Development at a base annual salary of $160,000. In addition, Mr. Lucas may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. Mr. Lucas is eligible to receive a bonus up to

10% of his annual base salary, subject to certain performance goals and the approval of the compensation committee of the board of directors. In the event that we terminate Mr. Lucas' employment without cause, we will pay him four month's salary and the vesting of his options will accelerate. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Mr. Lucas is subject to a non-competition provision.

Director Compensation

        Our directors who are our employees do not receive any compensation for service on the board of directors. Directors who are not our employees are paid a yearly stipend of $2,500 and are reimbursed for reasonable travel expenses incurred in connection with attendance at board and committee meetings.

        Under the 2000 Incentive and Nonqualified Stock Option Plan, each director who is not our employee, other than Mr. Shimizu, automatically receives an annual grant of options to purchase 2,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the date of grant for each year of service. Each such option has a term of five years and vests in full on the date of the grant.

Option Grants in Fiscal 2002

        The following table sets forth certain information regarding stock options held as of June 30, 2002, by the named executive officers.

Option Grants in Fiscal 2002

Name and Principal Position	Number of Securities Underlying Options Granted	% of Total Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
David C. Volpe Acting Chief Financial Officer	15,000	14%	$7.55	10/22/11
John J. Munro, III Vice President, Brachytherapy Products	30,000	27%	$8.85	08/09/06

Fiscal Year-End Option Values

        No named executive officer exercised any options in fiscal 2002. The following table sets forth information regarding exercisable and unexercisable options held as of June 30, 2002, be each of the executive officers.

Fiscal-Year Option Values

	Number of Securities Underlying Unexercised Options at June 30, 2002		Value of Unexercised In-the-Money Options at June 30, 2002 (1)
Name and Principal Position
	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony J. Armini President, Chief Executive Officer and Chairman of the Board	90,000	—	$402,000	$—
David C. Volpe Acting Chief Financial Officer	15,000	—	$80,000	$—
Alan D. Lucas Vice President of Sales, Marketing and Business Development	118,400	6,800	$764,000	$54,000
John J. Munro Vice President, Brachytherapy Products	3,300	31,700	$11,000	$127,000

(1)
As of June 30, 2002, the closing price of a share of common stock on the American Stock Exchange was $12.90.

Equity Compensation Plan Disclosure

        The following table sets forth certain information as of June 30, 2002, regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements. Our equity compensation plans include the 1992 Stock Option Plan, 1998 Incentive and Nonqualified Stock Option Plan, 2000 Incentive and Nonqualified Stock Option Plan and the 1998 Employee Stock Purchase Plan. All of these equity compensation plans have been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Security Holders	449,700	$6.94	318,014(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	449,700	$6.94	318,014(1)

(1)
Our 2000 Incentive and Nonqualified Stock Option Plan authorizes the issuance of incentive options and nonqualified stock options. Our 1998 Incentive and Nonqualified Stock Option Plan authorizes the issuance of incentive and nonqualified stock options. Our 1992 Stock Option Plan authorizes the issuance of incentive stock options, nonqualified stock options, and restricted stock awards. There are zero shares of our common stock available for future grants under the 2000 Incentive and Nonqualified Stock Option Plan, the 1998 Incentive and Nonqualified Stock Option Plan and the 1992 Stock Option Plan. If the shareholders approve the amendment to the 2000 Incentive and Nonqualified Stock Option Plan, there will be 300,000 shares of our common stock reserved for issuance. The above number includes 135,511 shares of our common stock reserved for issuance under our 1998 Employee Stock Purchase Plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information with respect to beneficial ownership of our common stock as of September 30, 2002, by (i) each person known by us to own beneficially more than five percent of our common stock as of such date, (i) each current director, (iii) each of the persons named in the executive compensation table above, and (iv) all of our current directors and officers as a group.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of our common stock issuable by us pursuant to options which may be exercised within 60 days after September 30, 2002, are deemed to beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by the applicable person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person or entity.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Patricia A. Armini 12 Harvard Drive Bedford, MA 01730	781,122	12.6%
Casparin Corporation (3) Gorsiraweg 14 P.O. Box 3889 Willemstad, Curacao Netherlands Antilles	770,618	12.4%
MedTec Iowa, Inc. 1401 8th Street Orange City, Iowa 51041	500,000	8.0%
Anthony J. Armini (4)	1,305,222	20.7%
Stephen N. Bunker	637,848	10.3%
Shaun K. Cave	0	*
David B. Eisenhaure	0	*
Alan D. Lucas (5)	118,400	1.9%
John J. Munro, III (6)	4,791	*
Michael Szycher (7)	6,000	*
David Volpe (8)	15,000	*
All Directors and Officers as a group (8 persons)	2,087,261	32.3%

*
Less than 1%.

(1)
Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed.

(2)
The calculation of percent of class is based on 6,216,080 shares of common stock issued and outstanding as of September 30, 2002, excluding shares held by or for us.

(3)
Casparin Corporation is a wholly-owned subsidiary of TREC (Holland) Amsterdam B.V., a sister company of NAR Holding Corporation. Casparin Corporation is a wholly-owned subsidiary of Trec (Holland) Amsterdam B.V. The Company believes that the principal beneficial owner of Trec (Holland) Amsterdam B.V. is Takata Corporation and that its principal beneficial owner is Juchiro Takada.

(4)
Includes 90,000 options exercisable within 60 days of September 30, 2002.

(5)
Includes 118,400 options exercisable within 60 days of September 30, 2002.

(6)
Includes 3,300 options exercisable within 60 days of September 30, 2002.

(7)
Includes 6,000 options exercisable within 60 days of September 30, 2002.

(8)
Includes 15,000 options exercisable within 60 days of September 30, 2002.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPLANT SCIENCES CORPORATION
Date: December 9, 2002	By:	/s/ ANTHONY J. ARMINI Anthony J. Armini President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

CERTIFICATIONS

I, Anthony J. Armini, President and Chief Executive Officer of Implant Sciences Corporation, certify that:

  1.
  I have reviewed this annual report on Form 10-KSB/A of Implant Sciences Corporation;

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

Date: December 9, 2002 /s/ ANTHONY J. ARMINI Anthony J. Armini President and Chief Executive Officer

I, David C. Volpe, Acting Chief Financial Officer of Implant Sciences Corporation, certify that:

  1.
  I have reviewed this annual report on Form 10-KSB/A of Implant Sciences Corporation;

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

Date: December 9, 2002 /s/ DAVID C. VOLPE David C. Volpe Acting Chief Financial Officer

QuickLinks

PART III
Summary Compensation Table
Option Grants in Fiscal 2002
Fiscal-Year Option Values
SIGNATURES
CERTIFICATIONS