Form 10QSB
period 2002-12-31
IMPLANT SCIENCES CORP
filed 2003-02-14
CIK 1068874

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ending December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at January 31, 2003
Common Stock, $.10 par value	6,236,080

Transitional small business disclosure format (check one):
YES ☐    NO ☒

IMPLANT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMPLANT SCIENCES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2002	June 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$1,796,000	$1,014,000
Accounts receivable, net	928,000	916,000
Inventories	760,000	452,000
Investments—available for sale securities	81,000	105,000
Prepaid and other current assets	128,000	101,000

Total Current Assets	3,693,000	2,588,000
Property and equipment, net	3,528,000	3,708,000
Other non-current assets	145,000	165,000

Total Assets	$7,366,000	$6,461,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$890,000	$573,000
Accrued expenses	670,000	778,000
Current portion of long-term debt	—	176,000
Obligations under capital leases	8,000	10,000

Total Current Liabilities	1,568,000	1,537,000

Long-term Liabilities:
Long-term debt, net of current portion	—	59,000
Obligations under capital lease	13,000	16,000
Deferred income taxes	29,000	29,000

	42,000	104,000

	1,610,000	1,641,000

7% Series A Convertible Preferred Stock; $10 stated value;
5,000,000 shares authorized; 250,000 and no shares issued and outstanding as of December 31, 2002 and June 30, 2002, respectively	1,697,000	—
Stockholders' equity:
Common stock, $0.10 par value; 20,000,000 shares authorized; 6,236,080 and 6,200,901 shares issued and outstanding as of December 31, 2002 and June 30, 2002, respectively	624,000	620,000
Additional paid-in capital	14,448,000	13,630,000
Accumulated deficit	(10,772,000)	(9,328,000)
Deferred compensation	(40,000)	(9,000)
Accumulated other comprehensive income	21,000	45,000
Notes receivable from employees	(222,000)	(138,000)

Total Stockholders' Equity	4,059,000	4,820,000

Total Liabilities and Stockholders' Equity	$7,366,000	$6,461,000

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues:
Product and contract research:
Medical	$1,138,000	$1,167,000	$2,332,000	$2,185,000
Semiconductor	188,000	207,000	397,000	442,000
Government contracts	400,000	210,000	572,000	310,000

Total revenues	1,726,000	1,584,000	3,301,000	2,937,000

Cost of sales:
Cost of medical and semiconductor	942,000	671,000	1,997,000	1,695,000
Cost of government contracts	357,000	140,000	529,000	279,000

Total cost of sales	1,299,000	811,000	2,526,000	1,974,000

Gross margin	427,000	773,000	775,000	963,000

Operating expenses:
Research and development	452,000	258,000	868,000	549,000
Selling, general and administrative	632,000	590,000	1,154,000	1,003,000

Total costs and expenses	1,084,000	848,000	2,022,000	1,552,000

Loss from operations	(657,000)	(75,000)	(1,247,000)	(589,000)

Other income (expense)
Interest income	11,000	5,000	15,000	14,000
Interest expense	(207,000)	(10,000)	(212,000)	(19,000)
Other expense	—	—	—	5,000

	(196,000)	(5,000)	(197,000)	—

Net loss	$(853,000)	$(80,000)	$(1,444,000)	$(589,000)

Net loss per share—basic:	$(0.14)	$(0.01)	$(0.23)	$(0.10)

Net loss per share—diluted:	$(0.14)	$(0.01)	$(0.23)	$(0.10)

Weighted average common shares outstanding used for basic earnings per share	6,229,413	6,015,871	6,222,747	5,971,948

Weighted average common shares outstanding used for diluted earnings per share	6,229,413	6,015,871	6,222,747	5,971,948

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities
Net loss	$(1,444,000)	$(589,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	409,000	382,000
Amortization of discount on preferred stock	160,000	—
Fair value of stock based compensation	55,000	—
Equity in loss in Epsilon Medical	—	1,000
Changes in assets and liabilities:
Accounts receivable	(12,000)	(35,000)
Inventories	(308,000)	(373,000)
Prepaid and other current assets	(27,000)	(70,000)
Accounts payable	317,000	242,000
Accrued expenses	(108,000)	36,000

Net cash used by operating activities	(958,000)	(406,000)

Cash flows from investing activities
Purchase of property and equipment	(201,000)	(528,000)
Other non-current assets	(8,000)	5,000

Net cash used by investing activities	(209,000)	(523,000)

Cash flows from financing activities
Proceeds from common stock, net of discount of $300,000 in 2001	90,000	2,108,000
Proceeds from issuance of convertible preferred stock	2,099,000	—
Repayments of long-term debt	(240,000)	(68,000)

Net cash provided by financing activities	1,949,000	2,040,000

Net increase (decrease) in cash and cash equivalents	782,000	1,111,000
Cash and cash equivalents, beginning	1,014,000	1,065,000

Cash and cash equivalents, ending	$1,796,000	$2,176,000

Supplemental disclosure of cash flow information:
Interest paid	$64,000	$19,000
Obligations under capital lease	—	31,000
Supplemental disclosure of non-cash activities:
Noncash issuance of Series A warrants	$25,000	$—
Noncash beneficial conversion on preferred stock	537,000	—
Stock options exercised through note receivable from shareholder	84,000	—

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

1. Description of Business

        Implant Sciences Corporation develops products for the medical device and explosives detection industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. We have received Food and Drug Administration 510(k) clearance to market our I-Plant™ Iodine-125 radioactive seed for the treatment of prostate cancer. We also have under development, interventional cardiology devices and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty). In addition, we modify the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provide ion implantation of electronic dopants for the semiconductor industry. Additionally, we are developing an explosives detection device to be used in the detection of trace residues of explosives.

2. Interim Financial Statements

        The financial information for the three and six months ending December 31, 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the three and six months ended December 31, 2002 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with our audited financial statements, included in our Form 10-KSB/A No. 1 as of and for the year ending June 30, 2002 filed with the Securities and Exchange Commission.

3. New Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations are accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the accounting for costs associated with restructuring and other disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement will be effective for disposal activities initiated after December 31, 2002, and we will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition Disclosure, An Amendment of FAB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but will adopt the disclosure requirements of SFAS 148 beginning with the financial statements for its third quarter ending March 31, 2003.

4. Earnings Per Share

        Basic earnings per share are computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by using the weighted average number of common shares outstanding during the period, plus the dilutive effects of shares issuable through the exercise of stock options (common stock equivalents) unless their inclusion would be antidilutive.

5. Comprehensive Income

        We have accumulated other comprehensive income resulting from the unrealized gain on an investment in marketable equity securities of CardioTech International Inc. which is recorded in the stockholders' equity section of the balance sheet (Note 9). Comprehensive income is summarized below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(853,000)	$(80,000)	$(1,444,000)	$(589,000)
Other comprehensive income	(3,000)	—	(24,000)	—

Comprehensive loss	$(856,000)	$(80,000)	$(1,468,000)	$(589,000)

6. Accounts Receivable

        Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At December 31, 2002 unbilled accounts receivable represented approximately 18% of total accounts receivable. Generally, there are no prerequisites necessary to bill.

7. Credit Arrangement

        We had a term loan facility of $1,500,000, of which $750,000 was utilized at September 30, 2002. On October 7, 2002, we paid the remaining balance of principal and interest of approximately $192,000 in connection with the Series A 7% Cumulative Convertible Preferred Stock financing and terminated the Term Loan (See Note 8).

8. Equity Transactions

        On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock ("Convertible Preferred Stock") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000. The terms of the Series A 7% Cumulative Convertible Preferred Stock provide for repayment in cash or with shares of our common stock beginning February 1, 2003. If we elect to convert into shares of our common stock, the common stock will be valued at $5.19 per share. However, if the closing price of our common stock for any of the 11 trading days prior to a repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02. The Securities Purchase Agreement contains default covenants, including certain financial covenants. We also granted the investor a security interest in substantially all of our assets.

        In connection with the issuance of the Series A convertible preferred stock, the investor received a warrant to purchase 55,000 shares of our common stock. The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $6.23 per share. The warrant was recorded as a discount from the preferred stock at its estimated fair value of $25,000.

        In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", which became effective in November 2000, the allocated value of the Series A convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series A convertible preferred stock and the fair market value of the common stock at the date of issuance. The discount arising from the beneficial conversion feature aggregated $537,000 for the six-month period ending December 31, 2002. The discount is being charged to interest expense during the period from the issuance of the preferred stock to the mandatory redemption date of April 7, 2004. We recognized $42,000 of dividends as interest expense for the three and six months ended December 31, 2002.

        We valued the Series A Preferred Stock at issuance to be $1,537,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the discount on the beneficial conversion. The amounts recorded in our financial statements at December 31, 2002, represents the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $25,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000. We are accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at April 7, 2004, using the effective interest method.

        We utilized approximately $192,000 of the proceeds to repay the outstanding Term Loan to Citizens Bank on October 7, 2002 and we will utilize the remaining proceeds to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes.

        During the second quarter of 2003, the Company granted 50,000 options to purchase common stock to consultants in exchange for services. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services." The Company recorded approximately $39,000 in expense associated with the issuance of options to consultants. The Company estimated the fair value of the Common Stock options using the

Black-Scholes option-pricing model. The Company estimated the fair value of the options using the following input assumptions:

Volatility	57%
Dividend yield	0%
Risk-free interest rate	4.05%
Expected lives	10 years

9. Related Party Transactions

        SFAS No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. CardioTech, a public company, is a related party with us by virtue of its significant business relationships.

        Certain of our directors hold positions as directors of CardioTech. Our CEO and Chairman of the Board of Directors is also a director of CardioTech. The CEO and Chairman of the Board of Directors of CardioTech is also our director. Our acting Chief Financial Officer is also the acting Chief Financial Officer of CardioTech. As of December 31, 2002, approximately $25,000 was due and payable to our acting Chief Financial Officer.

        Accounts receivable from related parties as of December 31, 2002 consisted of a loan of $138,000 to our chief executive officer and a loan of $84,000 to an employee. The loan to our chief executive officer was used to exercise options for 50,000 shares of our common stock on December 9, 1997. The loan is due and payable upon the earlier of the disposal of the 50,000 shares or December 9, 2003 and bears interest at the rate of 6% per annum. The loan to an employee was used to exercise options for 20,000 shares of our common stock on November 15, 2002. The loan is due and payable on November 15, 2005 and bears interest at the rate of 3% per annum. These transactions were reported as a reduction of stockholders' equity.

        In March 2000, we entered into a $250,000 joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for our proprietary radioactive brachytherapy technology. Through December 31, 2002 we paid CardioTech $115,000 pursuant to the aforementioned agreement. Additionally, we acquired 60,000 shares of the common stock of CardioTech at a price of $1.00 per share. We have also accrued $35,000 as of December 31, 2002 for the final payment due in connection with this agreement and are obligated to purchase an additional 40,000 shares of CardioTech's common stock at $1.00 per share. As of December 31, 2002, the fair market value of the CardioTech shares held as investment is $81,000. CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Form 10-KSB/A No. 1 for the year ended June 30, 2002. In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports and Annual Reports filed by us in fiscal 2002 and 2003.

Results of Operations

Comparison for the three months ended December 31, 2002 and 2001

        Revenues.    Total revenues for the three months ended December 31, 2002 were $1,726,000 as compared to $1,584,000 for the comparable prior year period, an increase of $142,000 or 9%. The increase is primarily attributable to revenue recognized from new government contracts to develop new applications and products using our Laser Ion Mobility Spectrometry ("IMS") technology. Our Laser IMS technology is the platform technology used in our explosives detection devices. Government contracts revenues increased by $190,000 or 90% as compared with the same period last year. Sales of the I-Plant™ prostate seed remained constant. I-Plant prostate seed sales for the three months ended December 31, 2002 were approximately $663,000 as compared to $665,000 for the comparable prior year period, a decrease of $2,000. Although sales revenue decreased slightly, the volume of seeds sold increased by 13%. The decrease in prostate seed revenues was due to expected downward pricing pressure, which has been experienced throughout the industry, leading to a reduction in our price per seed. Management believes this trend may continue. Revenues from medical and industrial coatings for the three months ended December 31, 2002 were $475,000 as compared to $502,000 for the comparable prior year period, a decrease of $27,000 or 5%. The decrease in revenues from medical coatings is due primarily to a $41,000 decrease in industrial coating sales resulting from certain customers pursuing different product processes not requiring radiopacity. This decrease was offset by a $19,000 increase in sales to our major medical coating customer. Revenues from semiconductors for the three months ended December 31, 2002 were $188,000 as compared to $207,000 for the comparable prior year period, a decrease of $19,000 or 9%. The decrease was primarily attributable to a reduction of $45,000 in sales for one particular customer's production needs. This decline in sales was offset by $30,000 of new semiconductor production jobs and the addition of new customers who require outsourced ion implantation services for research and development activities. We believe that fluctuations in sales in our semiconductor business from quarter-to-quarter are normal occurrences, however we do believe that moderate growth will continue to be achieved. Less than 5% of all revenues were derived from foreign sources.

        Combined sales to our two major customers, the Howmedica/Osteonics Division of Stryker Corporation and MED-TEC Iowa, our exclusive distributor of prostate seeds, accounted for 62% and 67% of revenue for the three months ended December 31, 2002 and 2001, respectively. Our government contract and grant revenue accounted for 23% and 13% of revenue for the three months ended December 31, 2002 and 2001, respectively. Government contract and grant revenue as a percentage of total revenues increased as a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology. Grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. We have been successful in obtaining SBIR grants in fiscal 2003 and

2002 and expect to continue to seek continuation or replacement of our existing SBIR grants during the remainder of fiscal 2003 and beyond.

        Cost of Sales.    Cost of sales for the three months ended December 31, 2002 were $1,299,000 as compared to $811,000 for the comparable prior year period, an increase of $488,000 or 60%. The increases are, in general, attributable to increases in production volume of prostate seeds and increases in government contract activities. As a percentage of revenues, the cost of medical and semiconductor revenues increased to 71% for the three months ended December 31, 2002 as compared to 49% for the comparable prior year period. The increase in costs in medical and semiconductor revenues as a percentage of revenues is attributable to (a) lower sales volume in the semiconductor business, which has a high fixed cost for the ion implantation process, and (b) increased costs related to the production of a higher volume of prostate seeds. Although the volume of seeds sold increased by 13%, the revenue per seed declined as a result of the industry-wide competitive downward pricing pressures. Management is evaluating and implementing strategies to improve the cost of materials to produce prostate seeds, developing new products related to the delivery of seeds in prostate procedures, and assessing additional channels of distribution that could increase seed sales volume. During fiscal 2002 and 2001, we utilized SBIR grants as a significant source of funding for our research and development efforts. We will continue to use SBIR grants as a source of funding for our research and development efforts in fiscal 2003. Our obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, we may continue our research and development efforts related to these projects at our own expense. This cost is considered company-funded research and development.

        Research and Development.    Research and development expense for the three months ended December 31, 2002 was $452,000 as compared to $258,000 for the comparable prior year period, an increase of $194,000 or 75%. This increase is a result of continued development work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments. Costs incurred in connection with our explosives and toxic substance detection device was approximately $105,000 fot the three months ended December 31, 2002 as compared to $12,000 for the comparable prior year period. We anticipate increases in future expenditures resulting from these and new product development plans.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended December 31, 2002 were $632,000 as compared to $590,000 for the comparable prior year period, an increase of $42,000 or 7%. The increase is primarily attributable to a $55,000 charge for noncash stock based compensation in connection with the issuance of stock options to a consultant and a loan to an employee for the exercise of stock options. Net of the noncash stock based compensation, selling, general and administrative expenses decreased by $13,000 or 2%. This decrease reflects management's continued exercise of strict cost containment measures to ensure control over our administrative spending.

        Other Income, Net.    For the three month period ended December 31, 2002, we recorded other expense, net, of $196,000 as compared to other expense, net, of $5,000 for the comparable prior year period, an increase of $191,000. The increase in other expense, net, is primarily attributable to the accretion of discounts being charged to interest expense on the preferred stock financing (Note 8).

        Net Loss.    Net loss for the three month period ended December 31, 2002 was $853,000 as compared to $80,000 for the comparable prior year period, an increase of $773,000. This increase in net loss is primarily a result of the decrease in revenues from the sale of I-Plant™ prostate seeds and semiconductor services and the effect of the accretion of discounts and interest expense on the preferred stock financing. The loss was further compounded by increasing cost of producing higher volumes of I-Plant™ prostate seeds. Additionally, we incurred more costs in connection with our efforts to commercialize our new explosives detection device and develop new applications using our Laser IMS technology. Our earnings before interest, taxes, depreciation amortization and other noncash items

("Adjusted EBITDA") for the three months ended December 31, 2002 were a negative Adjusted EBITDA of $404,000 as compared to a positive Adjusted EBITDA of $134,000 for the comparable prior year period, a decrease in Adjusted EBITDA of $538,000 or 401%. We calculated Adjusted EBITDA by adding depreciation, amortization and noncash stock based compensation of $253,000 and $209,000 to the loss from operations of $657,000 and $75,000 for the three month period ended December 31, 2002 and 2001, respectively. Adjusted EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, Adjusted EBITDA as determined by us may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles. The basic and diluted net loss per share for the three months ended December 31, 2002 was $0.14 per share as compared to $0.01 per share for the comparable prior year period, an increase in net loss of $0.13.

Comparison for the six months ended December 31, 2002 and 2001

        Revenues.    Total revenues for the six months ended December 31, 2002 were $3,301,000 as compared to $2,937,000 for the comparable prior year period, an increase of $364,000 or 12%. The increase is primarily attributable to revenue recognized from new government contracts to develop new applications and products using our Laser IMS technology. Our Laser IMS technology is the platform technology used in our explosives detection devices. Government contracts revenues increased by $262,000 or 84% as compared with the same period last year. Sales of the I-Plant™ prostate seed increased by $172,000 or 14% as compared with the comparable prior year period. While the volume of seeds sold increased by 28%, the revenue per seed declined as a result of the industry-wide competitive downward pricing pressures. Management believes the volume of prostate seed sales will maintain a trend of strong growth, but the severe pricing pressure throughout the industry may have a negative effect on seed revenue. Revenues from medical and industrial coatings for the six months ended December 31, 2002 were $971,000 as compared to $995,000 for the comparable prior year period, a decrease of $24,000 or 2%. The decrease in revenues from coatings is due to a $74,000 decrease in industrial coating sales resulting from certain customers pursuing different product processes not requiring radiopacity. This decrease was offset by a $55,000, or 8%, increase in sales to our major medical coating customer. Revenues from semiconductors for the six months ended December 31, 2002 were $397,000 as compared to $443,000 for the comparable prior year period, a decrease of $46,000 or 10%. The decrease was attributable to a reduction in sales for one customer. This decrease in semiconductor sales was offset by a $48,000 increase in new semiconductor production jobs and the addition of new customers who require outsourced ion implantation services for research and development activities We believe that fluctuations in sales in our semiconductor business from quarter-to-quarter are normal occurrences, however, we do believe that moderate growth will continue to be achieved. Less than 5% of all revenues were derived from foreign sources.

        Combined sales to our two major customers, the Howmedica/Osteonics Division of Stryker Corporation and MED-TEC Iowa, our exclusive distributor of prostate seeds, accounted for 66% and 67% of revenue for the six months ended December 31, 2002 and 2001. Our government contract and grant revenue accounted for 17% and 11% of revenue for the six months ended December 31, 2002 and 2001, respectively. Government contract and grant revenue as a percentage of total revenues increased as a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology, Grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. We have been successful in obtaining SBIR grants in fiscal 2003 and 2002 and expect to continue to seek continuation or replacement of its existing SBIR grants during the remainder of fiscal 2003 and beyond.

        Cost of Sales.    Cost of sales for the six months ended December 31, 2002 were $2,526,000 as compared to $1,974,000 for the comparable prior year period, an increase of $552,000 or 28%. The increases are, in general, attributable to increases in production of prostate seeds and increases in government contract activities. As a percentage of revenues, the cost of medical and semiconductor revenues increased to 73% for the six months ended December 31, 2002 as compared to 65% for the comparable prior year period. This increase in costs in medical and semiconductor revenues as a percentage of revenues is attributable to i) lower sales volume in the semiconductor business, which has a high fixed cost for the ion implantation process, and ii) increased costs related to the production of a higher volume of prostate seeds. Although the volume of seeds sold increased by 28%, the revenue per seed declined as a result of the industry-wide competitive downward pricing pressures. Management is evaluating and implementing strategies to improve the cost of materials to produce prostate sees, developing new products related to the delivery of seeds in prostate procedures, and assessing additional channels of distribution that could increase seed sales volume. During fiscal 2002 and 2001, we utilized SBIR grants as a significant source of funding for our research and development efforts. We will continue to use SBIR grants as a source of funding for our research and development efforts in fiscal 2003. Our obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, we may continue our research and development efforts related to these projects at its own expense. This cost is considered company-funded research and development.

        Research and Development.    Research and development expense for the six months ended December 31, 2002 was $868,000 as compared to $549,000 for the comparable prior year period, an increase of $319,000 or 58%. This increase is a result of continued development work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments. Costs incurred in connection with our explosives and toxic substance detection device was approximately $256,000 fot the six months ended December 31, 2002 as compared to $25,000 for the comparable prior year period. We anticipate increases in future expenditures resulting from these and new product development plans.

        Selling, General and Administrative.    Selling, general and administrative expenses for the six months ended December 31, 2002 were $1,154,000 as compared to $1,003,000 for the comparable prior year period, an increase of $151,000 or 15%. The increase is primarily attributable to a $55,000 charge for noncash stock based compensation in connection with the issuance of stock options to a consultant and a loan to an employee for the exercise of stock options. Net of the noncash stock based compensation, selling, general and administrative expenses increased by $96,000 or 10%. This increase reflects our addition of certain administrative personnel necessary to support our continued growth and investor relations costs. However, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

        Other Income, Net.    For the six month period ended December 31, 2002, we recorded other expense, net, of $155,000, as compared to no other income for the comparable prior year period, an increase of $155,000. The increase in other expense, net, is attributable to the accretion of discounts being charged to interest expense on the preferred stock financing (Note 8).

        Net Loss.    Net loss for the six month period ended December 31, 2002 was $1,444,000 as compared to $589,000 for the comparable prior year period, an increase of $855,000 or 145%. This increase in net loss is primarily a result of the decrease in revenues from the sale of I-Plant™ prostate seeds and semiconductor services that we experienced in the second quarter of fiscal 2003; and the effect of the accretion of discounts and interest expense on the preferred stock financing. The loss was further compounded by the increasing cost of producing higher volumes of I-Plant™ prostate seeds. Additionally, we incurred more costs in connection with our efforts to commercialize our new explosives detection device and develop new applications using our Laser IMS technology. Our earnings before interest, taxes, depreciation amortization and other noncash items ("Adjusted EBITDA") for the six months ended December 31, 2002 were a negative Adjusted EBITDA of $783,000 as compared to a negative Adjusted EBITDA of $207,000 for the comparable prior year period, an increase in negative Adjusted EBITDA of $576,000 or 278%. We calculated Adjusted EBITDA by adding depreciation, amortization and noncash stock based compensation of $464,000 and $382,000 to the loss from operations of $1,247,000 and $589,000 for the six month period ended December 31, 2002 and 2001, respectively. Adjusted EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, Adjusted EBITDA as determined by us may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles. The basic and diluted net loss per share for the six months ended December 31, 2002 was $0.23 per share as compared to $0.10 per share for the comparable prior year period, an increase in net loss of $0.13 or 130%.

Liquidity and Capital Resources

        As of December 31, 2002, we had approximately $1,796,000 in cash in the form of cash and short-term investments. During the six months ended December 31, 2002, operating activities used cash of approximately $958,000. Net cash used by operating activities primarily reflects the $1,444,000 net loss, a $12,000 increase in accounts receivable, a $308,000 increase in inventory, and a $108,000 decrease in accrued expenses; offset by a $317,000 increase in accounts payable, $160,000 of amortization of discount on preferred stock, $55,000 of fair value of stock based compenation, and $409,00 of depreciation and amortization. During the six months ended December 31, 2002, investing activities used cash of approximately $209,000, which was primarily attributable to $209,000 used in the purchase of property and equipment. During the six months ended December 31, 2002, financing activities provided approximately $1,949,000 in cash. Net cash provided by financing activities is primarily attributable to the private placement of the Series A 7% Cumulative Convertible Preferred Stock, which provided $2,099,000, net of management and transaction fees of $401,000; and the exercise of $90,000 of common stock options. This was offset by the repayment of $240,000 in long-term debt and capital lease obligations.

        On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000. The terms of the Series A 7% Cumulative Convertible Preferred Stock provide for repayment in cash or with shares of our common stock beginning February 1, 2003. If we elect to convert into shares of our common stock, the common stock will be valued at $5.19 per share. However, if the closing price of our common stock for any of the 11 trading days prior to a repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02. The Securities Purchase Agreement contains default covenants, including certain financial covenants. We also issued to Laurus Master Fund, Ltd. a common stock purchase warrant to purchase 55,000 shares of our common stock at $6.23 per share and granted them a security interest in substantially all of our assets. We utilized approximately $192,000 of the proceeds to repay the outstanding Term Loan to Citizens Bank on October 7, 2002 and we will utilize the remaining proceeds to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes.

        In connection with the issuance of the Series A convertible preferred stock, the investor received a warrant to purchase 55,000 shares of our common stock. The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $6.23 per share. In connection with the above, we granted the investor a security interest in substantially all of our assets. The warrant was recorded as a discount from the preferred stock at its estimated fair value of $25,000.

        In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", which became effective in November 2000, the allocated value of the Series A convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series A convertible preferred stock and the fair market value of the common stock at the date of issuance. The discount arising from the beneficial conversion feature aggregated $537,000 for the six-month period ending December 31, 2002. The discount is being charged to interest expense during the period from the issuance of the preferred stock to the mandatory redemption date of April 7, 2004.

        We valued the Series A Preferred Stock at issuance to be $1,537,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the discount on the beneficial conversion. The amounts recorded in our financial statements at December 31, 2002, represents the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $25,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000. We are accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at April 7, 2004, using the effective interest method.

        We had a term loan facility of $1,500,000 of which $750,000 was utilized at September 30, 2002. On October 7, 2002, we paid the remaining balance of principal and interest of approximately $192,000 in connection with the Series A 7% Cumulative convertible Preferred Stock financing and terminated the Term Loan.

        We are developing several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities. The systems use our proprietary Laser IMS technology, which includes the use of laser beams in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air. This project has been ongoing since approximately May 1999. In November 2001, we developed a portable prototype and in December 2001 we demonstrated it to an independent third party. Following this demonstration, we decided to pursue the technology. At present, we are developing both portable and bench-top systems for use in airports and Department of Defense facilities. Prototype units have been transported to the Department of Defense and Department of Transportation facilities for demonstration and evaluation.

        This project is currently being undertaken by both our internal scientists and certain outside contractors. The development of new applications is typically funded through government grants or internal funding. Originally, we funded a research and development program for the electronic detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines. Since March 2000, we have received six contracts in the approximate amount of $1,538,000 from agencies such as the Departments of the Army, Air Force and Navy; as well as the National Institute of Health. On August 12, 2002, we signed a Cooperative Research and Development Agreement with an agency of the Department of Transportation which will permit us and the government to exchange critical test data and for us to deliver a certain number of units to the Department of Transportation for independent evaluation and field testing.

        In June 2000, we developed our first generation device, which demonstrated sensitivity to the explosive TNT. In June 2001, we developed a second generation prototype with increased sensitivity and selectivity. This device can detect and specify an increasing number of compounds within various explosive materials. The explosives that have been tested to date are TNT, RDX, PETN, EGDN, and DNT. RDX is the primary component of C3 and C4 explosives, such as Datasheet and Semtex, as well as certain types of black powder explosives. We believe these explosives represent the majority of the explosives presently used in terrorist activities. After the attack on the World Trade Center occurred on September 11, 2001, management made the decision to continue the internal funding of the project rather than await funding through government grants. In December 2001, we successfully demonstrated our working prototype of the electronic detection system to several third parties. Our electronic detection system has been subjected to controlled testing by third parties and successfully detected C4. As a result of the successful demonstration, we believed it was appropriate to further pursue the commercial development of our electronic detection system device.

        Consistent with our policy to protect our proprietary technologies, we have submitted three patent applications to the United States Patent and Trademark Office. These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

        We are developing several versions of our explosives detection systems, including: i) a table-top unit, which can be used to screen passengers and carry-on baggage in airports; and ii) a portable system, which can be used to replace bomb-sniffing dogs to clear buildings, aircrafts, or ships where hidden bombs are believed to exist. We plan to first market these systems to U.S. government agencies for use in airports, government buildings and facilities.

        Although our operations and spending continue to focus on the sales of our semiconductor, medical coatings and prostate seed products, we are currently expending significant resources in the development of our explosives detection devices. We continue to fund as much research and development as possible through government grants in accordance with the provisions of the respective grant awards. We will require additional funding in order to advance the commercial development of the explosives detection system. We will attempt to obtain such financing by: (i) government grants, (ii) the exercise of the redeemable common stock purchase warrants, (iii) private financing, or (iv) strategic partnerships. However, there can be no assurance that we will be successful in our attempts to raise such additional financing.

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

        As of December 31, 2002 we were conducting our operations with approximately $1,796,000 in cash. We estimate such amounts combined with our cash flow from operations will be sufficient to fund our working capital in the next twelve months. Future expenditures for research and product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the financial statements included in Item 7 of our Form 10-KSB/A No. 1 as of June 30, 2002. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. There has been no change to our critical accounting policies through the quarter ending December 31, 2002.

Item 3. Controls and Procedures

        "Disclosure controls and procedures" are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our President and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As required under the Sarbanes-Oxley Act of 2002, our President and Acting Chief Financial Officer conducted a review of our disclosure controls and procedures as of a date within 90 days of the date of this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective. We have made no significant changes since the evaluation date to our internal controls relating to accounting and financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities and Use of Proceeds

        On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock ("Convertible Preferred Stock") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000. The terms of the Series A 7% Cumulative Convertible Preferred Stock provide for repayment in cash or with shares of our common stock beginning February 1, 2003. If we elect to convert into shares of our common stock, the common stock will be valued at $5.19 per share. However, if the closing price of our common stock for any of the 11 trading days prior to a repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02. The Securities Purchase Agreement contains default covenants, including certain financial covenants. We also issued to Laurus Master Fund, Ltd. a five year common stock purchase warrant to purchase 55,000 shares of our common stock at $6.23 per share and granted them a security interest in substantially all of our assets. We utilized approximately $192,000 of the proceeds to repay the outstanding Term Loan to Citizens Bank on October 7, 2002 and we will utilize the remaining proceeds to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes.

        This private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters of a Vote to Security-Holders

        We held our annual shareholders meeting on January 7, 2003. Anthony Armini, Stephen Bunker, Shaun Cave, David Eisenhaure and Michael Szycher were elected as directors of the Company to hold office until the 2003 annual meeting of the shareholders. The results for this proposal were as follows:

NAME	FOR	WITHHELD
Anthony Armini	5,099,152	117,500
Stephen Bunker	5,188,952	27,700
Shaun Cave	5,188,952	27,700
David Eisenhaure	5,188,952	27,700
Michael Szycher	5,188,952	27,700

        Proposal No. 2 was an amendment to the Company's 2002 Incentive and Nonqualified Stock Option Plan. The results for this proposal were as follows:

FOR	AGAINST	ABSTAIN
4,952,735	253,917	10,000

Item 5. Other Information

  Certification Under Sarbanes-Oxley Act

        Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. List of Exhibits and Reports on Form 8-K

  (a)
  The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, in the left hand column correspond to those of Item 601 of Regulation S-B.

Exhibit No.	Description
3.1*	Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible Preferred Stock, dated October 7, 2002.
4.1*	Specimen Certificate of the Series A 7% Cumulative Convertible Preferred Stock.
10.1*	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd., dated October 7, 2002.
10.2*	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd., dated October 7, 2002.
10.3*	Common Stock Purchase Warrant for 55,000 Shares Issued to Laurus Master Fund, Ltd., dated October 7, 2002.

*
Previously filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 filed with the SEC on October 15, 2002, and is incorporated herein by reference.

(b)
The registrant filed no reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPLANT SCIENCES CORPORATION
Date: February 14, 2003	By:	/s/ ANTHONY J. ARMINI Anthony J. Armini President and CEO
	By:	/s/ DAVID C. VOLPE David C. Volpe Acting Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: February 14, 2003
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

Date: February 14, 2003
/s/ DAVID C. VOLPE David C. Volpe Acting Chief Financial Officer

 Exhibit Index

Exhibit No.	Description
3.1*	Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible Preferred Stock, dated October 7, 2002.
4.1*	Specimen Certificate of the Series A 7% Cumulative Convertible Preferred Stock.
10.1*	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd., dated October 7, 2002.
10.2*	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd., dated October 7, 2002.
10.3*	Common Stock Purchase Warrant for 55,000 Shares Issued to Laurus Master Fund, Ltd., dated October 7, 2002.

*
Previously filed as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 filed with the SEC on October 15, 2002, and is incorporated herein by reference.