Form 10QSB
period 2003-03-31
IMPLANT SCIENCES CORP
filed 2003-05-20
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ending March 31, 2003.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

107 Audubon Road, #5	Wakefield, MA 01880

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

YES     ☒                NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at April 30, 2003
Common Stock, $0.10 par value	6,391,556

Transitional small business disclosure format (check one):

YES     ☐                NO ☒

IMPLANT SCIENCES CORPORATION

Item 1.  Financial Statements

IMPLANT SCIENCES CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,174,000	$1,014,000
Accounts receivable, net	765,000	916,000
Inventories	676,000	452,000
Investments - available for sale securities	62,000	105,000
Prepaid and other current assets	113,000	101,000
Total Current Assets	2,790,000	2,588,000

Property and equipment, net	3,406,000	3,708,000
Other non-current assets	175,000	165,000

Total Assets	$6,371,000	$6,461,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$692,000	$573,000
Accrued expenses	578,000	778,000
Current maturities of long-term debt	—	176,000
Current maturities of obligations under capital leases	6,000	10,000
Total Current Liabilities	1,276,000	1,537,000

Long-term Liabilities:
Long-term debt, net of current maturities	—	59,000
Obligations under capital lease, net of current maturities	12,000	16,000
Deferred income taxes	29,000	29,000
Total Long-term Liabilities	41,000	104,000
Total Liabilities	1,317,000	1,641,000

7% Series A Cumulative Convertible Preferred Stock; $10 stated value; 5,000,000 shares authorized; 189,000 shares and no shares issued and outstanding as of March 31, 2003 and June 30, 2002, respectively	1,620,000	—

Stockholders’ equity:
Common stock, $0.10 par value; 20,000,000 shares authorized; 6,311,556 and 6,236,080 shares issued and outstanding as of March 31, 2003 and June 30, 2002, respectively	632,000	620,000
Additional paid-in capital	14,847,000	13,630,000
Accumulated deficit	(11,797,000)	(9,328,000)
Deferred compensation	(28,000)	(9,000)
Accumulated other comprehensive income	2,000	45,000
Notes receivable from employees	(222,000)	(138,000)
Total Stockholders’ Equity	3,434,000	4,820,000

Total Liabilities and Stockholders’ Equity	$6,371,000	$6,461,000

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues:
Product and contract research:
Medical	$1,067,000	$1,399,000	$3,399,000	$3,584,000
Semiconductor	234,000	209,000	631,000	651,000
Government Contracts	392,000	187,000	964,000	497,000
Total revenues	1,693,000	1,795,000	4,994,000	4,732,000

Cost of Sales:
Cost of medical and semiconductor	999,000	1,419,000	2,996,000	3,114,000
Cost of government contracts	459,000	298,000	988,000	577,000
Total cost of sales	1,458,000	1,717,000	3,984,000	3,691,000

Gross Margin	235,000	78,000	1,010,000	1,041,000

Operating Expenses:
Research and development	389,000	329,000	1,257,000	878,000
Selling, general and administrative (includes $98,000 and $153,000 noncash charge for stock based compensation for the three and nine month period ended March 31, 2003 and 2002,respectively)	608,000	739,000	1,762,000	1,742,000

Total operating expenses	997,000	1,068,000	3,019,000	2,620,000

Loss from operations	(762,000)	(990,000)	(2,009,000)	(1,579,000)

Other income (expense):
Interest income	6,000	10,000	21,000	23,000
Interest expense	(267,000)	(18,000)	(479,000)	(36,000)
Other expense	(2,000)	(2,000)	(2,000)	3,000
	(263,000)	(10,000)	(460,000)	(10,000)

Loss before provision for income taxes	(1,025,000)	(1,000,000)	(2,469,000)	(1,589,000)
Provision for income taxes	—	—	—	—

Net loss	$(1,025,000)	$(1,000,000)	$(2,469,000)	$(1,589,000)

Preferred distribution	—	(530,000)	—	(530,000)

Net loss applicable to common shareholders	$(1,025,000)	$(1,530,000)	$(2,469,000)	$(2,119,000)

Net loss per share:
Per share - basic and diluted:
Net loss	$(0.16)	$(0.16)	$(0.40)	$(0.26)
Preferred distribution	—	(0.09)	—	(0.09)
Net loss per share applicable to common shareholders	$(0.16)	$(0.25)	$(0.40)	$(0.35)

Weighted average common shares outstanding used for basic and diluted earnings per share	6,284,556	6,190,237	6,243,350	6,044,711

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2003	2002

Cash flows from operating activities
Net loss	$(2,469,000)	$(1,589,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	598,000	579,000
Amortization of discount on preferred stock	354,000
Interest expense - conversion to preferred stock	71,000
Stock-based compensation	149,000	196,000
Amortization of deferred compensation	4,000	—
Equity in loss in Epsilon Medical	—	2,000
Changes in assets and liabilities:
Accounts receivable	151,000	(102,000)
Inventories	(224,000)	(185,000)
Prepaid and other current assets	(12,000)	(5,000)
Accounts payable	119,000	190,000
Accrued expenses	(236,000)	10,000

Net cash used in operating activities	(1,495,000)	(904,000)

Cash flows from investing activities
Purchase of property and equipment	(255,000)	(753,000)
Investment - available for sale securities	—	(60,000)
Other non-current assets	(51,000)	(35,000)

Net cash used in investing activities	(306,000)	(848,000)

Cash flows from financing activities
Proceeds from issuance of common stock	105,000	2,280,000
Proceeds from issuance of convertible preferred stock	2,099,000	—
Repayments of long-term debt	(243,000)	(115,000)

Net cash provided by financing activities	1,961,000	2,165,000

Net increase in cash and cash equivalents	160,000	413,000
Cash and cash equivalents, beginning	1,014,000	1,065,000
Cash and cash equivalents, ending	$1,174,000	$1,478,000

Supplemental disclosure of cash flow information:
Interest paid	$52,000	$26,000
Obligations under capital lease	—	35,000

Supplemental disclosure of noncash financing activities:
Issuance of Series A warrants	128,000	—
Noncash beneficial conversion feature	537,000	—
Stock options exercised through note receivable from shareholder	84,000	—

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

1.              Description of Business

Implant Sciences Corporation develops products for the medical device and explosives detection industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. We have been selling our I-Plant™ Iodine-125 radioactive seed for the treatment of prostate cancer since August 2001 through a distributor. We also have under development, interventional cardiology devices and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty). In addition, we provide services to modify the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provide ion implantation of electronic dopants for the semiconductor industry. Additionally, we are developing an explosives detection device to be used in the detection of trace residues of explosives.

2.              Interim Financial Statements

The financial information for the three and nine months ending March 31, 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The results of operations and cash flows for the three and nine months ended March 31, 2003 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with our audited financial statements, included in our Form 10-KSB/A No. 1 as of and for the year ending June 30, 2002 filed with the Securities and Exchange Commission.

3.              New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The provisions of FIN 45 did not have an effect on the Company’s financial position or results of operations

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation in the event companies adopt SFAS No. 123 and account for stock options under the fair value method. SFAS No. 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 23 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure requirements of SFAS No. 148 during the quarter ended March 31, 2003. The Company will continue to use the intrinsic value method of accounting for stock-based employee compensation. The additional disclosures required by SFAS No. 148 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net loss applicable to common stock holders, as reported	$(1,025,000)	$(1,530,000)	$(2,469,000)	$(2,119,000)

Add: Stock-based employee compensation expense included in reported net loss applicable to common stockholders, net of tax	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(250,000)	(33,000)	(480,000)	(105,000)

Pro forma net loss applicable to common stockholders	(1,275,000)	(1,563,000)	(2,949,000)	(2,224,000)

Net loss applicable to common stockholders per basic and dilutive shares:

As reported	(0.16)	(0.25)	(0.40)	(0.35)
Pro forma	(0.20)	(0.25)	(0.47)	(0.37)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46’s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company believes the adoption of FIN 46 will not have an effect on its financial position or future results of operations.

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

5.              Comprehensive Income (Loss)

We have accumulated other comprehensive income (loss) resulting from the unrealized gain (loss) on an investment in marketable equity securities of CardioTech International, Inc. which is recorded in the stockholders’ equity section of the balance sheet (Note 9). Comprehensive income (loss) is summarized below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net loss	$(1,025,000)	$(1,000,000)	$(2,464,000)	$(1,589,000)
Other comprehensive (loss) income	(19,000)	17,000	(43,000)	17,000

Comprehensive loss	$(1,044,000)	$(983,000)	$(2,512,000)	$(1,572,000)

6.                                      Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At March 31, 2003, unbilled accounts receivable represented approximately 6% of total accounts receivable. Generally, there are no prerequisites necessary to bill.

7.              Credit Arrangement

We had a term loan facility of $1,500,000, of which $750,000 was utilized at September 30, 2002. On October 7, 2002, we paid the remaining balance of principal and interest of approximately $192,000 in connection with the Series A 7% Cumulative Convertible Preferred Stock financing and terminated the Term Loan (Note 8). The company currently does not maintain a credit facility.

8.              Equity Transactions

On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock (“Convertible Preferred Stock”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000. The terms of the Convertible Preferred Stock provide for repayment of outstanding principal and accrued interest in either cash or with shares of our common stock, at our option over a 14 month period beginning February 1, 2003. If we elect to convert into shares of our common stock, the common stock will be valued at $5.19 per share. However, if the closing price of our common stock for any of the 11 trading days prior to a repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02 and Laurus Master Fund Ltd. will be permitted to convert such part of the monthly payment, up to the amount we elected to repay in shares of common stock. Any part of the monthly amount not converted into common stock shall be paid in cash on the following monthly repayment date. The Securities Purchase Agreement contains default covenants, including certain financial covenants. At March 31, 2003, we were not in compliance with the cash burn covenant, however, the agreement allows us to be out of compliance with this financial covenant three times. We also granted the investor a security interest in substantially all of our assets. During the third quarter of 2003, we converted $168,113 of outstanding principal and $20,200 of accrued interest into 71,000 shares of common stock in accordance with the terms of the agreement.  The conversion of interest into common stock resulted in additional interest expense of $14,000 during the quarter, in excess of the 7% stated interest rate.

In connection with the issuance of the Convertible Preferred Stock, the investor received a warrant to purchase 55,000 shares of our common stock. The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $6.23 per share. The warrant was recorded as a discount from the preferred stock at its estimated fair value of $128,000.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Convertible Preferred Stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Preferred Stock and the fair market value of the common stock at the date of issuance. The discount arising from the beneficial conversion feature aggregated $537,000. The discount is being charged to interest expense during the period from the issuance of the Convertible Preferred Stock to the mandatory redemption date of April 7, 2004. We recognized $42,000 and $83,000 of dividends as interest expense for the three and nine months ended March 31, 2003, respectively.

We valued the Convertible Preferred Stock at issuance to be $1,434,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the discount on the beneficial conversion. The amounts recorded in the accompanying condensed financial statements at March 31, 2003, represent the amounts attributed to the sale of the Convertible Preferred Stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $128,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000. We are accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at April 7, 2004.

Additionally, we were required to make payments either in cash or stock, on a monthly basis.  We did not make the monthly cash payments.  However, on May 19, 2003, we received a waiver for default amounts totaling $189,000 at March 31, 2003.  During the three months ended March 31, 2003, Laurus redeemed approximately 17,000 shares of Convertible Preferred Stock into 61,000 of the Company’s stock at conversion prices ranging from $2.02 to $3.30 per share..  As of March 31, 2003, the principal balance outstanding of the Convertible Preferred Stock is approximately $2,300,000.

We utilized approximately $192,000 of the proceeds to repay the outstanding Term Loan to Citizens Bank on October 7, 2002 and we will utilize the remaining proceeds to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes.

During the three and nine months ended March 31, 2003, the Company granted 4,300 and 54,300 nonqualified stock options, respectively, to purchase common stock to a consultant in exchange for services. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company recorded approximately $8,100 and $66,300 in expenses associated with the issuance of options to consultants for the three and nine months ended March 31, 2003. The Company estimated the fair value of the nonqualified stock options using the Black-Scholes option-pricing model. The Company estimated the fair value of the nonqualified stock options granted to non-employees, during the three and nine month period ended March 31, 2003, using the following input assumptions:

Volatility	57.5% - 63.6%
Dividend yield	0%
Risk-free interest rate	3.65% - 4.05%
Expected lives	10 years

In addition, the Company granted 100,000 warrants to purchase common stock to other consultants in exchange for services, during the three and nine months ended March 31, 2003. The Company recorded approximately $90,000 in expense associated with the issuance of options to consultants for the three and nine months ended March 31, 2003. The Company estimated the fair value of the common stock warrants using the Black-Scholes option-pricing model. The Company estimated the fair value of the warrants using the following input assumptions:

Volatility	63.6%
Dividend yield	0%
Risk-free interest rate	3.60%
Expected lives	5 years

On April 15, 2003, the Company extended the expiration date of certain warrants to purchase 1,279,100 shares of common stock issued in connection with the Company's IPO (IPO Warrants). The expiration date was extended from June 30, 2003 to June 30, 2005. The Company did not receive any consideration from the holders of the warrants, and will recognize this transaction as a preferred distribution during the forth quarter ending June 30, 2003, based upon the estimated fair value of the extension of approximately $269,000.

9.              Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” specifies the nature of information that should be disclosed in financial statements regarding related party transactions. CardioTech International, Inc. (CardioTech) a public company, is a related party with us by virtue of its significant business relationships. CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

Certain of our directors hold positions as directors of CardioTech. Our Chief Executive Officer (CEO) and Chairman of the Board of Directors is also a director of CardioTech. The CEO and Chairman of the Board of Directors of CardioTech is also a director in our company and chairman of the Audit Committee.

In March 2000, we entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for our proprietary radioactive brachytherapy technology. Through March 31, 2003 we paid CardioTech $115,000 pursuant to the aforementioned agreement. Additionally, we acquired 60,000 shares of the common stock of CardioTech at a price of $1.00 per share. We have also accrued $35,000 as of March 31, 2003 for the final payment due in connection with this agreement and we are currently obligated to purchase an additional 40,000 shares of CardioTech’s common stock at $1.00 per share. As of March 31, 2003, the fair market value of the CardioTech shares held as investment in available for sale securities is approximately $62,000.

Accounts receivable from related parties as of March 31, 2003 consisted of a loan of $138,000 to our CEO and a loan of $84,000 to an employee. The loan to our CEO was used to exercise options for 50,000 shares of our common stock on December 9, 1997. The loan is due and payable upon the earlier of the disposal of the 50,000 shares or December 9, 2003 at an interest rate of 6% per annum. The loan to an employee was used to exercise options for 20,000 shares of our common stock on November 15, 2002. The loan is due and payable on November 15, 2005 and bears interest at the rate of 3% per annum. These transactions were reported as a reduction of stockholders’ equity.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company’s Form 10-KSB/A No. 1 for the year ended June 30, 2002. In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that the Company files from time to time with the Securities and Exchange Commission, including the Company’s Quarterly Reports and Annual Reports filed by the Company in fiscal 2002 and 2003.

Results of Operations

Comparison for the three months ended March 31 2003 and 2002

Revenues. Total revenues for the three months ended March 31, 2003 were $1,693,000 as compared to $1,795,000 for the comparable prior year period, a decrease of $102,000 or 6%. The decrease is primarily attributable to decreases in revenues from prostate seed sales and medical and industrial coatings sales. This decrease is offset in part by the revenue recognized from new government contracts to develop new applications and products using our Laser Ion Mobility Spectrometry (“IMS”) technology. Our Laser IMS technology is the platform technology used in our explosives detection devices. Government contracts revenues increased by $205,000 or 110% for the quarter ended March 31, 2003 as compared with the same period last year. I-Plant prostate seed sales for the three months ended March 31, 2003 were approximately $623,000 as compared to $833,000 for the comparable prior year period, a decrease of $210,000 or 25%. The decrease in prostate seed revenues was due to expected downward pricing pressure, which has been experienced throughout the industry, leading to a reduction in our price per seed. Management believes this trend of downward pricing pressures may continue. We also experienced a 12% decrease in the volume of seeds sold as a result of competitive market forces, price wars, ongoing consolidation and changes in seed reimbursement by insurance companies. In the fourth quarter of fiscal 2003, management hired a new director of national sales in order to open new channels of distribution for sales of our prostate seeds and to assist our current distributors in growing the volume of seeds sold. Revenues from medical and industrial coatings for the three months ended March 31, 2003 were $438,000 as compared to $567,000 for the comparable prior year period, a decrease of $129,000 or 23%. The decrease in revenues from medical coatings is due primarily to an $86,000 decrease in industrial coating sales resulting from certain customers pursuing different product processes not requiring radiopacity and the completion of a sizeable development program for a customer. In addition, we experienced a 10% decrease in sales to our major medical coating customer as a result of the relocation of the same customer’s manufacturing division, which was completed by the end of March 2003. Revenues from semiconductors for the three months ended March 31, 2003 were $234,000 as compared to $209,000 for the comparable prior year period, an increase of $25,000 or 12%. The increase was primarily attributable to an increase in semiconductor production jobs and the addition of new customers who require outsourced ion implantation services for research and development activities. We believe that fluctuations in sales in our semiconductor business from quarter-to-quarter are normal occurrences, however we do believe that moderate growth will continue to be achieved. Less than 5% of all revenues were derived from foreign sources.

Combined sales to our two major customers, the Howmedica/Osteonics Division of Stryker Corporation and MED-TEC Iowa, our distributor of prostate seeds, accounted for 61% and 71% of revenue for the three months ended March 31, 2003 and 2002, respectively. Our government contract and grant revenue accounted for 23% and 10% of revenue for the three months ended March 31, 2003 and 2002, respectively. Government contract and grant revenue as a percentage of total revenues increased as a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology. Grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. We have been successful in obtaining SBIR grants in fiscal 2003 and 2002 and expect to continue to seek continuation or replacement of our existing SBIR grants during the remainder of fiscal 2003 and beyond.

Cost of Sales. Cost of sales for the three months ended March 31, 2003 were $1,458,000 as compared to $1,717,000 for the comparable prior year period resulting in a decrease of $259,000 or 15%. This decrease is, in general, attributable to decreased labor and benefit expenses resulting from a reduction of the workforce and reduction of costs relating to prostate seed manufacturing. As a percentage of revenues, the cost of medical and semiconductor revenues decreased to 77% for the three months ended March 31, 2003 as compared to 88% for the comparable prior year period. The decrease in costs in medical and semiconductor revenues as a percentage of revenues is attributable to (a) higher sales volume in the semiconductor business, which has a high fixed cost for the ion implantation process, and (b) a reduction of labor in the manufacturing area. Management is evaluating and implementing strategies to improve the cost of materials to produce prostate seeds, developing new products related to the delivery of seeds in prostate procedures, and assessing additional channels of distribution that could increase seed sales volume. During fiscal 2003 and 2002, we utilized SBIR grants as a significant source of funding for our research and development efforts. We will continue to use SBIR grants as a source of funding for our research and development efforts in fiscal 2003. Our obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, we may continue our research and development efforts related to these projects at our own expense. This cost is considered company-funded research and development.

Research and Development. Research and development expense for the three months ended March 31, 2003 was $389,000 as compared to $329,000 for the comparable prior year period, resulting in an increase of $60,000 or 18%. This increase is a result of continued development work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments. Costs incurred in connection with our explosives and toxic substance detection device was approximately $72,000 for the three months ended March 31, 2003 as compared to $21,000 for the comparable prior year period. We anticipate increases in future expenditures resulting from these and new product development plans.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2003 were $608,000 as compared to $739,000 for the comparable prior year period, resulting in a decrease of $131,000 or 18%. Selling, general and administrative expenses included $98,000 and $196,000 of noncash stock based compensation recorded in connection with the issuance of stock options to a consultant and warrants to outside agents in the three months ended March 31, 2003 and 2002, respectively. Net of the noncash stock based compensation, selling, general and administrative expenses decreased by $34,000 or 7%. This decrease reflects management’s continued exercise of strict cost containment measures to ensure control over our administrative spending.

Other Expense, Net. For the three month period ended March 31, 2003, we recorded other expense, net, of $263,000 as compared to other expense, net, of $10,000 for the comparable prior year period, an increase of $253,000. The increase in other expense, net, is primarily attributable to the accretion of discounts being charged to interest expense on the preferred stock financing (See Note 8 to the condensed financial statements) in the amount of $256,000.

Net Loss. Net loss for the three month period ended March 31, 2003 was $1,025,000 as compared to $1,000,000 for the comparable prior year period, an increase in net loss of $25,000. This increase in net loss is primarily a result of the accretion of discounts being charged to interest expense on the preferred stock financing, combined with our continued research in connection with our efforts to commercialize our new explosives detection device and develop new applications using our Laser IMS technology.

The Company’s earnings before interest, taxes, depreciation, amortization and stock based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2003 were a negative Adjusted EBITDA of $476,000 as compared to a negative Adjusted EBITDA of $597,000 for the comparable prior year period, an improvement in Adjusted EBITDA of $121,000 or 20%. The Company calculated Adjusted EBITDA by adding depreciation, amortization and stock based compensation of $286,000 and $393,000 to the loss from operations of $762,000 and $990,000 for the three month period ended March 31, 2003 and 2002, respectively. Adjusted EBITDA is not comparable to earnings determined in accordance with accounting principals generally accepted in the United States of America. Accordingly, Adjusted EBITDA as determined by the Company may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles. This improvement in Adjusted EBITDA primarily reflects cost containment measures implemented by the Company.

The basic and diluted net loss per share for the three months ended March 31, 2003 was $0.16 per share and equal to that of the comparable prior year period.

Comparison for the nine months ended March 3, 2003 and 2002

Revenues. Total revenues for the nine months ended March 31, 2003 were $4,994,000 as compared to $4,732,000 for the comparable prior year period, an increase of $262,000 or 6%. The increase is primarily attributable to revenue recognized from new government contracts to develop new applications and products using our Laser IMS technology. Our Laser IMS technology is the platform technology used in our explosives detection devices. Government contracts revenues increased by $467,000 or 94% as compared with the same period last year. Sales of the I-PlantTM prostate seed decreased by $38,000 or 2% as compared with the comparable prior year period. While the volume of seeds sold increased by 11%, the revenue per seed declined as a result of the industry-wide competitive downward pricing pressures. Management believes the volume of prostate seed sales will maintain a trend of strong growth, but the severe pricing pressure throughout the industry may have a negative effect on seed revenue. Revenues from medical and industrial coatings for the nine months ended March 31, 2003 were $1,406,000 as compared to $1,553,000 for the comparable prior year period, a decrease of $147,000 or 10%. The decrease in revenues from coatings is due to a $160,000 decrease in industrial coating sales resulting from certain customers pursuing different product processes not requiring radiopacity. This decrease was offset by a $12,000, or 1%, increase in sales to our major medical coating customer. Revenues from semiconductors for the nine months ended March 31, 2003 were $631,000 as compared to $647,000 for the comparable prior year period, a decrease of $15,000 or 2%. The decrease was attributable to a reduction in sales for one customer. This decrease in semiconductor sales was offset by a $100,000 increase in new semiconductor production jobs and the addition of new customers who require outsourced ion implantation services for research and development activities. We believe that fluctuations in sales in our semiconductor business from quarter-to-quarter are normal occurrences, however, we do believe that moderate growth will continue to be achieved. Less than 5% of all revenues were derived from foreign sources.

Combined sales to our two major customers, the Howmedica/Osteonics Division of Stryker Corporation and MED-TEC Iowa, our distributor of prostate seeds, accounted for 64% and 68% of revenue for the nine months ended March 31, 2003 and 2002. Our government contract and grant revenue accounted for 19% and 10% of revenue for the nine months ended March 31, 2003 and 2002, respectively. Government contract and grant revenue as a percentage of total revenues increased as a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology. Grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. We have been successful in obtaining SBIR grants in fiscal 2003 and 2002 and expect to continue to seek continuation or replacement of its existing SBIR grants during the remainder of fiscal 2003 and beyond.

Cost of Sales. Cost of sales for the nine months ended March 31, 2003 were $3,984,000 as compared to $3,691,000 for the comparable prior year period, an increase of $293,000 or 11%. The increase in cost of sales is attributable to the increased expenses related to the performance of government contracts. As a percentage of revenues, the cost of medical and semiconductor revenue remained at 74% for the nine months ended March 31, 2003 and the comparable prior year period. Management continues to evaluate and implement strategies to improve the cost of materials to produce prostate seeds, develop new products related to the delivery of seeds in prostate procedures, and assess additional channels of distribution that could increase seed sales volume. During fiscal 2003 and 2002, we utilized SBIR grants as a significant source of funding for our research and development efforts. We will continue to use SBIR grants as a source of funding for our research and development efforts in fiscal 2003. Our obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, we may continue our research and development efforts related to these projects at its own expense. This cost is considered company-funded research and development.

Research and Development. Research and development expense for the nine months ended March 31, 2003 was $1,257,000 as compared to $878,000 for the comparable prior year period, an increase of $379,000 or 43%. This increase is a result of continued development work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments. Costs incurred in connection with our explosives and toxic substance detection device was approximately $328,000 for the nine months ended March 31, 2003 as compared to $46,000 for the comparable prior year period. We anticipate increases in future expenditures resulting from these and new product development plans.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended March 31, 2003 were $1,762,000 as compared to $1,742,000 for the comparable prior year period, an increase of $20,000 or 1%. Selling, general and administrative expenses included $149,000 and $196,000 of noncash stock based compensation recorded in connection with the issuance of stock options to a consultant and warrants to outside agents, in the nine months ended March 31, 2003 and 2002 respectively. Net of the noncash stock based compensation, selling, general and administrative expenses increased by $63,000 or 4%. This increase reflects our addition of certain administrative personnel necessary to support our continued growth and investor relations costs. However, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

Other Expense, Net. For the nine month period ended March 31, 2003, we recorded other expense, net, of $460,000, as compared to other expense, net of $10,000 for the comparable prior year period, an increase of $450,000. The increase in other expense, net, is attributable to the accretion of discounts being charged to interest expense on the preferred stock financing (See Note 8 to condensed financial statements), in the amount of $457,000.

Net Loss. Net loss for the nine month period ended March 31, 2003 was $2,469,000 as compared to $1,589,000 for the comparable prior year period, an increase in net loss of $880,000 or 55%.

The Company’s earnings before interest, taxes, depreciation, amortization and stock based compensation (“Adjusted EBITDA”) for the nine months ended March 31, 2003 were a negative Adjusted EBITDA of $1,259,000 as compared to a negative Adjusted EBITDA of $804,000 for the comparable prior year period, an increase in negative Adjusted EBITDA of $455,000 or 57%. The Company calculated Adjusted EBITDA by adding depreciation, amortization and stock based compensation of $750,000 and $775,000 to the loss from operations of $2,009,000 and $1,579,000 for the nine month period ended March 31, 2003 and 2002, respectively. Adjusted EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, Adjusted EBITDA as determined by the Company may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles.

The basic and diluted net loss per share for the nine months ended March 31, 2003 was $0.40 per share as compared to $0.26 per share for the comparable prior year period, a decrease in net loss of $0.14 or 54%.

Liquidity and Capital Resources

As of March 31, 2003, we had approximately $1,174,000 in cash in the form of cash and short-term investments. During the nine months ended March 31, 2003, operating activities used cash of approximately $1,495,000. Net cash used by operating activities primarily reflects the $2,469,000 net loss, a $224,000 increase in inventory, and a $200,000 increase in accrued expenses; offset by a $151,000 decrease in accounts receivable, a $119,000 increase in accounts payable, $149,000 fair value of stock-based compensation, $338,000 of amortization of discount on preferred stock and $598,000 of depreciation and amortization. During the nine months ended March 31, 2003, investing activities used cash of approximately $306,000, which was primarily attributable to $255,000 used in the purchase of property and equipment. During the nine months ended March 31, 2003, financing activities provided approximately $1,961,000 in cash. Net cash provided by financing activities is primarily attributable to the private placement of the Series A 7% Cumulative Convertible Preferred Stock, which provided $2,099,000, net of management and transaction fees of $401,000; and the exercise of $105,000 of common stock options. This was offset by the repayment of $243,000 in long-term debt and capital lease obligations.

On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000. The terms of the Series A 7% Cumulative Convertible Preferred Stock provide for repayment in cash or with shares of our common stock beginning February 1, 2003. If we elect to convert into shares of our common stock, the common stock will be valued at $5.19 per share. However, if the closing price of our common stock for any of the 11 trading days prior to a monthly repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02 and Laurus Master Fund, Ltd. will be permitted to convert such part of the monthly payment, up to the amount we elected to repay in shares of common stock.  Any part of the monthly amount not converted into common stock shall be paid in cash on the following monthly repayment date. The Securities Purchase Agreement contains default covenants, including certain financial covenants. At March 31,2003 we were not in compliance with the cash burn covenant, however, the agreement allows us to be out of compliance with this financial covenant three times. We also issued to Laurus Master Fund, Ltd. a common stock purchase warrant to purchase 55,000 shares of our common stock at $6.23 per share and granted them a security interest in substantially all of our assets. During the third quarter of 2003, we converted $168,113 of outstanding principal and $20,200 of accrued interest into 71,000 shares of common stock in accordance with the terms of the agreement.  The conversion of interest into common stock resulted in additional interest expense of $14,000 during the quarter, in excess of the 7% stated interest rate. We utilized approximately $192,000 of the proceeds to repay the outstanding Term Loan to Citizens Bank on October 7, 2002 and we will utilize the remaining proceeds to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes.

In connection with the issuance of the Series A convertible preferred stock, the investor received a warrant to purchase 55,000 shares of our common stock. The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $6.23 per share. In connection with the above, we granted the investor a security interest in substantially all of our assets. The warrant was recorded as a discount from the preferred stock at its estimated fair value of $128,000.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series A convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series A convertible preferred stock and the fair market value of the common stock at the date of issuance. The discount arising from the beneficial conversion feature aggregated $537,000. The discount is being charged to interest expense during the period from the issuance of the preferred stock to the mandatory redemption date of April 7, 2004.

We valued the Series A Preferred Stock at issuance to be $1,434,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in our financial statements represents the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $25,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000. We are accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at April 7, 2004.

Additionally, we were required to make payments either in cash or stock, on a monthly basis.  We did not make the monthly cash payments.  However, on May 19, 2003, we received a waiver for default amounts totaling $189,000 at March 31, 2003.  During the three months ended March 31, 2003, Laurus redeemed approximately 17,000 shares of Convertible Preferred Stock into 61,000 of the Company’s stock at conversion prices ranging from $2.02 to $3.30 per share.  As of March 31, 2003, the principal balance outstanding of the Convertible Preferred Stock is approximately $2,300,000.

We had a term loan facility of $1,500,000 of which $750,000 was utilized at September 30, 2002. On October 7, 2002, we paid the remaining balance of principal and interest of approximately $192,000 in connection with the Series A 7% Cumulative convertible Preferred Stock financing and terminated the Term Loan. The term loan facility is no longer available.

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

This project is currently being undertaken by both our internal scientists and certain outside contractors. The development of new applications is typically funded through government grants or internal funding. Originally, we funded a research and development program for the electronic detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines. Since March 2000, we have received six contracts totaling $1,538,000 for detection of toxic chemicals or explosives from agencies such as the Departments of the Army, Air Force and Navy; as well as the National Institute of Health. On August 12, 2002, we signed a Cooperative Research and Development Agreement with an agency of the Department of Transportation which will permit us and the government to exchange critical test data and for us to deliver a certain number of units to the Department of Transportation for independent evaluation and field testing.

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

Consistent with our policy to protect our proprietary technologies, we have submitted seven patent applications to the United States Patent and Trademark Office. These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

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

As of March 31, 2003 we were conducting our operations with approximately $1,174,000 in cash. We estimate such amounts combined with our cash flow from operations will be sufficient to fund our working capital in the next twelve months. Future expenditures for research and product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the financial statements included in Item 7 of our Form 10-KSB/A No. 1 as of June 30, 2002. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. There has been no change to our critical accounting policies through the quarter ending March 31, 2003.

Item 3.    Controls and Procedures

“Disclosure controls and procedures” are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required under the Sarbanes-Oxley Act of 2002, our President and Chief Financial Officer conducted a review of our disclosure controls and procedures as of a date within 90 days of the date of this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective. We have made no significant changes since the evaluation date to our internal controls relating to accounting and financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock (“Convertible Preferred Stock”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000. The terms of the Series A 7% Cumulative Convertible Preferred Stock provide for repayment in cash or with shares of our common stock beginning February 1, 2003. If we elect to convert into shares of our common stock, the common stock will be valued at $5.19 per share. However, if the closing price of our common stock for any of the 11 trading days prior to a repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02. The Securities Purchase Agreement contains default covenants, including certain financial covenants. We also issued to Laurus Master Fund, Ltd. a five year common stock purchase warrant to purchase 55,000 shares of our common stock at $6.23 per share and granted them a security interest in substantially all of our assets. We utilized approximately $192,000 of the proceeds to repay the outstanding Term Loan to Citizens Bank on October 7, 2002 and we will utilize the remaining proceeds to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes.

This private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended March 31, 2003, Laurus redeemed approximately 17,000 shares of Convertible Preferred Stock into 61,000 of the Company’s stock at conversion prices ranging from $2.02 to $3.30 per share. As of March 31, 2003, the principal balance outstanding of the Convertible Preferred Stock is approximately $2,300,000.

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

Proposal No. 2 was an amendment to the Company’s 2002 Incentive and Nonqualified Stock Option Plan. The results for this proposal were as follows:

FOR	AGAINST	ABSTAIN
4,952,735	253,917	10,000

Item 5. Other Information

Certifications Under Sarbanes-Oxley Act

Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. List of Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Actof 2002.

(b)                                                         Current Report on Form 8K Dated April 24, 2003 regarding the Change of Auditors dismissing Ernst & Young LLP and appointing BDO Seidman, LLP

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: May 20, 2003	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: May 20, 2003	/s/ Diane J. Ryan
Diane J. Ryan
Chief Financial Officer

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

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Anthony J. Armini

Anthony J. Armini
President and Chief Executive Officer

I, Diane J. Ryan, Chief Financial Officer of Implant Sciences Corporation, certify that:

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.            The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.            The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Diane J. Ryan

Diane J. Ryan
Chief Financial Officer