Form 10QSB/A
period 2003-03-31
IMPLANT SCIENCES CORP
filed 2003-05-21
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A
Amendment No. 1

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

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

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues:
Product and contract research:
Medical	$1,067,000	$1,399,000	$3,399,000	$3,584,000
Semiconductor	234,000	209,000	631,000	651,000
Government Contracts	392,000	187,000	964,000	497,000
Total revenues	1,693,000	1,795,000	4,994,000	4,732,000

Cost of Sales:
Cost of medical and semiconductor	999,000	1,419,000	2,996,000	3,114,000
Cost of government contracts	459,000	298,000	988,000	577,000
Total cost of sales	1,458,000	1,717,000	3,984,000	3,691,000

Gross Margin	235,000	78,000	1,010,000	1,041,000

Operating Expenses:
Research and development	389,000	329,000	1,257,000	878,000
Selling, general and administrative (includes $98,000 and $153,000 noncash charge for stock based compensation for the three and nine month period ended March 31, 2003 and 2002, respectively)	608,000	739,000	1,762,000	1,742,000
Total operating expenses	997,000	1,068,000	3,019,000	2,620,000

Loss from operations	(762,000)	(990,000)	(2,009,000)	(1,579,000)

Other income (expense):
Interest income	6,000	10,000	21,000	23,000
Interest expense	(267,000)	(18,000)	(479,000)	(36,000)
Other expense	(2,000)	(2,000)	(2,000)	3,000
	(263,000)	(10,000)	(460,000)	(10,000)

Net loss	$(1,025,000)	$(1,000,000)	$(2,469,000)	$(1,589,000)

Preferred distribution	—	(530,000)	—	(530,000)

Net loss applicable to common shareholders	$(1,025,000)	$(1,530,000)	$(2,469,000)	$(2,119,000)

Net loss per share:
Per share - basic and diluted:
Net loss	$(0.16)	$(0.16)	$(0.40)	$(0.26)
Preferred distribution	—	(0.09)	—	(0.09)
Net loss per share applicable to common shareholders	$(0.16)	$(0.25)	$(0.40)	$(0.35)

Weighted average common shares outstanding used for basic and diluted earnings per share	6,284,556	6,190,237	6,243,350	6,044,711

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2003	2002

Cash flows from operating activities
Net loss	$(2,469,000)	$(1,589,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	598,000	579,000
Amortization of discount on preferred stock	354,000	—
Noncash interest expense	71,000	—
Stock-based compensation	149,000	196,000
Amortization of deferred compensation	4,000	—
Equity in loss in Epsilon Medical	—	2,000
Changes in assets and liabilities:
Accounts receivable	151,000	(102,000)
Inventories	(224,000)	(185,000)
Prepaid and other current assets	(12,000)	(5,000)
Accounts payable	119,000	190,000
Accrued expenses	(236,000)	10,000

Net cash used in operating activities	(1,495,000)	(904,000)

Cash flows from investing activities
Purchase of property and equipment	(255,000)	(753,000)
Investment - available for sale securities	—	(60,000)
Other non-current assets	(51,000)	(35,000)

Net cash used in investing activities	(306,000)	(848,000)

Cash flows from financing activities
Proceeds from issuance of common stock	105,000	2,280,000
Proceeds from issuance of convertible preferred stock	2,099,000	—
Repayments of long-term debt	(243,000)	(115,000)

Net cash provided by financing activities	1,961,000	2,165,000

Net increase in cash and cash equivalents	160,000	413,000
Cash and cash equivalents, beginning	1,014,000	1,065,000
Cash and cash equivalents, ending	$1,174,000	$1,478,000

Supplemental disclosure of cash flow information:
Interest paid	$52,000	$26,000
Obligations under capital lease	$—	$35,000

Supplemental disclosure of noncash financing activities:
Issuance of Series A warrants	$128,000	$—
Noncash beneficial conversion feature	$537,000	$—
Stock options exercised through note receivable from shareholder	$84,000	$—
Conversion of Series A Cumulative Convertible Preferred Stock into common stock	$168,000	$—

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net loss applicable to common stock holders, as reported	$(1,025,000)	$(1,530,000)	$(2,469,000)	$(2,119,000)

Add: Stock-based employee compensation expense included in reported net loss applicable to common stockholders, net of tax	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(250,000)	(33,000)	(480,000)	(105,000)

Pro forma net loss applicable to common stockholders	$(1,275,000)	$(1,563,000)	$(2,949,000)	$(2,224,000)

Net loss applicable to common stockholders per basic and dilutive shares:

As reported	$(0.16)	$(0.25)	$(0.40)	$(0.35)
Pro forma	$(0.20)	$(0.25)	$(0.47)	$(0.37)

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

5.              Comprehensive Income (Loss)

We have accumulated other comprehensive income (loss) resulting from the unrealized gain (loss) on an investment in marketable equity securities of CardioTech International, Inc. which is recorded in the stockholders’ equity section of the balance sheet (Note 9). Comprehensive income (loss) is summarized below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net loss	$(1,025,000)	$(1,000,000)	$(2,469,000)	$(1,589,000)
Other comprehensive (loss) income	(19,000)	17,000	(43,000)	17,000

Comprehensive loss	$(1,044,000)	$(983,000)	$(2,512,000)	$(1,572,000)

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

8.              Equity Transactions

On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock (“Convertible Preferred Stock”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000. The terms of the Convertible Preferred Stock provide for repayment of outstanding principal and accrued interest in either cash or with shares of our common stock, at our option over a 14 month period beginning February 1, 2003. If we elect to convert into shares of our common stock, the common stock will be valued at $5.19 per share. However, if the closing price of our common stock for any of the 11 trading days prior to a repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02 and Laurus Master Fund Ltd. will be permitted to convert such part of the monthly payment, up to the amount we elected to repay in shares of common stock. Any part of the monthly amount not converted into common stock shall be paid in cash on the following monthly repayment date. The Securities Purchase Agreement contains default covenants, including certain financial covenants. At March 31, 2003, we were not in compliance with the cash burn covenant, however, the agreement allows us to be out of compliance with this financial covenant three times. We also granted the investor a security interest in substantially all of our assets.  We are required to redeem this stock either in cash or stock, on a monthly basis.  During the period ended March 31, 2003, we did not make the required monthly cash payments.  However, on May 19, 2003, we received a waiver for default amounts totaling $165,000 at March 31, 2003, which is currently due.  During the three months ended March 31, 2003, Laurus redeemed approximately 17,000 shares of Convertible Preferred Stock into 61,000 of the Company’s common stock at conversion prices ranging from $2.02 to $3.30 per share.  As of March 31, 2003, the principal balance outstanding of the Convertible Preferred Stock is approximately $2,300,000.  During the third quarter of 2003, we converted $168,113 of outstanding principal and $20,200 of accrued interest into 71,000 shares of common stock in accordance with the terms of the agreement.  The conversion of interest into common stock resulted in additional interest expense of $14,000 during the quarter, in excess of the 7% stated interest rate.

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

We valued the Convertible Preferred Stock at issuance to be $1,434,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the discount on the beneficial conversion. The amounts recorded in the accompanying condensed financial statements at March 31, 2003, represent the amounts attributed to the sale of the Convertible Preferred Stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $128,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000. We are accreting these discounts to the carrying value of the preferred stock up to its redemption value of $2,500,000 at April 7, 2004.

We utilized approximately $192,000 of the proceeds to repay the outstanding Term Loan to Citizens Bank on October 7, 2002 and we will utilize the remaining proceeds to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes.

During the three and nine months ended March 31, 2003, the Company granted 4,300 and 54,300 nonqualified stock options, respectively, to purchase common stock to a consultant in exchange for services. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company recorded approximately $8,100 and $47,900 in expenses associated with the issuance of options to consultants for the three and nine months ended March 31, 2003. The Company estimated the fair value of the nonqualified stock options using the Black-Scholes option-pricing model. The Company estimated the fair value of the nonqualified stock options granted to non-employees, during the three and nine month period ended March 31, 2003, using the following input assumptions:

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

Results of Operations

Comparison for the three months ended March 31, 2003 and 2002

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

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2003 were $608,000 as compared to $739,000 for the comparable prior year period, resulting in a decrease of $131,000 or 18%. Selling, general and administrative expenses included $98,000 and $196,000 of noncash stock based compensation recorded in connection with the issuance of stock options to a consultant and warrants to outside agents in the three months ended March 31, 2003 and 2002, respectively. Net of the noncash stock based compensation, selling, general and administrative expenses decreased by $33,000 or 6%. This decrease reflects management’s continued exercise of strict cost containment measures to ensure control over our administrative spending.

Other Expense, Net. For the three month period ended March 31, 2003, we recorded other expense, net, of $263,000 as compared to other expense, net, of $10,000 for the comparable prior year period, an increase of $253,000. The increase in other expense, net, is primarily attributable to the accretion of discounts being charged to interest expense on the preferred stock financing (See Note 8 to the condensed financial statements) in the amount of $266,000.

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

Comparison for the nine months ended March 31, 2003 and 2002

Revenues. Total revenues for the nine months ended March 31, 2003 were $4,994,000 as compared to $4,732,000 for the comparable prior year period, an increase of $262,000 or 6%. The increase is primarily attributable to revenue recognized from new government contracts to develop new applications and products using our Laser IMS technology. Our Laser IMS technology is the platform technology used in our explosives detection devices. Government contracts revenues increased by $467,000 or 94% as compared with the same period last year. Sales of the I-PlantTM prostate seed decreased by $38,000 or 2% as compared with the comparable prior year period. While the volume of seeds sold increased by 11%, the revenue per seed declined as a result of the industry-wide competitive downward pricing pressures. Management believes the volume of prostate seed sales will maintain a trend of strong growth, but the severe pricing pressure throughout the industry may have a negative effect on seed revenue. Revenues from medical and industrial coatings for the nine months ended March 31, 2003 were $1,406,000 as compared to $1,553,000 for the comparable prior year period, a decrease of $147,000 or 9%. The decrease in revenues from coatings is due to a $160,000 decrease in industrial coating sales resulting from certain customers pursuing different product processes not requiring radiopacity. This decrease was offset by a $12,000, or 1%, increase in sales to our major medical coating customer. Revenues from semiconductors for the nine months ended March 31, 2003 were $631,000 as compared to $651,000 for the comparable prior year period, a decrease of $20,000 or 3%. The decrease was attributable to a reduction in sales for one customer. This decrease in semiconductor sales was offset by a $100,000 increase in new semiconductor production jobs and the addition of new customers who require outsourced ion implantation services for research and development activities. We believe that fluctuations in sales in our semiconductor business from quarter-to-quarter are normal occurrences, however, we do believe that moderate growth will continue to be achieved. Less than 5% of all revenues were derived from foreign sources.

Combined sales to our two major customers, the Howmedica/Osteonics Division of Stryker Corporation and MED-TEC Iowa, our distributor of prostate seeds, accounted for 64% and 68% of revenue for the nine months ended March 31, 2003 and 2002. Our government contract and grant revenue accounted for 19% and 11% of revenue for the nine months ended March 31, 2003 and 2002, respectively. Government contract and grant revenue as a percentage of total revenues increased as a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology. Grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. We have been successful in obtaining SBIR grants in fiscal 2003 and 2002 and expect to continue to seek continuation or replacement of its existing SBIR grants during the remainder of fiscal 2003 and beyond.

Cost of Sales. Cost of sales for the nine months ended March 31, 2003 were $3,984,000 as compared to $3,691,000 for the comparable prior year period, an increase of $293,000 or 8%. The increase in cost of sales is attributable to the increased expenses related to the performance of government contracts. As a percentage of revenues, the cost of medical and semiconductor revenue remained at 74% for the nine months ended March 31, 2003 and the comparable prior year period. Management continues to evaluate and implement strategies to improve the cost of materials to produce prostate seeds, develop new products related to the delivery of seeds in prostate procedures, and assess additional channels of distribution that could increase seed sales volume. During fiscal 2003 and 2002, we utilized SBIR grants as a significant source of funding for our research and development efforts. We will continue to use SBIR grants as a source of funding for our research and development efforts in fiscal 2003. Our obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, we may continue our research and development efforts related to these projects at its own expense. This cost is considered company-funded research and development.

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

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended March 31, 2003 were $1,762,000 as compared to $1,742,000 for the comparable prior year period, an increase of $20,000 or 1%. Selling, general and administrative expenses included $149,000 and $196,000 of noncash stock based compensation recorded in connection with the issuance of stock options to a consultant and warrants to outside agents, in the nine months ended March 31, 2003 and 2002 respectively. Net of the noncash stock based compensation, selling, general and administrative expenses increased by $67,000 or 4%. This increase reflects our addition of certain administrative personnel necessary to support our continued growth and investor relations costs. However, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

Other Expense, Net. For the nine month period ended March 31, 2003, we recorded other expense, net, of $460,000, as compared to other expense, net of $10,000 for the comparable prior year period, an increase of $450,000. The increase in other expense, net, is attributable to the accretion of discounts being charged to interest expense on the preferred stock financing (See Note 8 to condensed financial statements), in the amount of $467,000.

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

Liquidity and Capital Resources

As of March 31, 2003, we had approximately $1,174,000 in cash in the form of cash and short-term investments. During the nine months ended March 31, 2003, operating activities used cash of approximately $1,495,000. Net cash used by operating activities primarily reflects the $2,469,000 net loss, a $224,000 increase in inventory, and a $236,000 increase in accrued expenses; offset by a $151,000 decrease in accounts receivable, a $119,000 increase in accounts payable, $149,000 fair value of stock-based compensation, $354,000 of amortization of discount on preferred stock and $598,000 of depreciation and amortization. During the nine months ended March 31, 2003, investing activities used cash of approximately $306,000, which was primarily attributable to $255,000 used in the purchase of property and equipment. During the nine months ended March 31, 2003, financing activities provided approximately $1,961,000 in cash. Net cash provided by financing activities is primarily attributable to the private placement of the Series A 7% Cumulative Convertible Preferred Stock, which provided $2,099,000, net of management and transaction fees of $401,000; and the exercise of $105,000 of common stock options. This was offset by the repayment of $243,000 in long-term debt and capital lease obligations.

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

As noted above, we are required to redeem this stock either in cash or stock, on a monthly basis.  During the period ending March 31, 2003, we did not make the required monthly cash payments.  However, on May 19, 2003, we received a waiver of this default for amounts totaling $165,000 at March 31, 2003.  During the three months ended March 31, 2003, Laurus redeemed approximately 17,000 shares of Convertible Preferred Stock into 61,000 of the Company’s stock at conversion prices ranging from $2.02 to $3.30 per share.  As of March 31, 2003, the principal balance outstanding of the Convertible Preferred Stock is approximately $2,300,000.

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

Implant Sciences Corporation

Date: May 21, 2003	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: May 21, 2003	/s/ Diane J. Ryan
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

Date: May 21, 2003

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

Date: May 21, 2003

/s/ Diane J. Ryan

Diane J. Ryan
Chief Financial Officer