Form 10KSB
period 2003-06-30
IMPLANT SCIENCES CORP
filed 2003-09-29
CIK 1068874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ending June 30, 2003.
Or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to .

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (IRS Employer Identification number)
107 Audubon Road, #5 Wakefield, MA (Address of Principal Executive Offices)	01880 (Zip Code)
781-246-0700 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	American Stock Exchange
Warrants	American Stock Exchange

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

No Disclosure ☒

        State issuer's revenues for its most recent fiscal year: $6,696,000

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30,174,000 as of August 29, 2003 (based on the closing price for such stock as of August 29, 2003).

        Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class	Outstanding at August 29, 2003
Common Stock, $.10 par value	6,757,696

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

ITEM 1.    OUR BUSINESS

        Implant Sciences Corporation (the "Company"), incorporated in August 1984, has over the past nineteen years, developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical devices for radiation therapy. This technology has been applied to the manufacture of radioactive prostate seeds using a dry fabrication process which we believe is more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry. Our I-Plant seeds are made radioactive in a nuclear reactor prior to shipment to customers. We believe that the opportunities for radioactive prostate seeds will continue to grow as an attractive alternative to other methods of treatment. Research and development on the radioactive prostate seed commenced in approximately June 1998. We received Food and Drug Administration 510(k) clearance to market our I-Plant™ Iodine-125 radioactive seed for the treatment of prostate cancer in May 1999. From approximately May 1999 through August 2000, we expended resources in the building of a production facility to manufacture and sell the radioactive prostate seeds. We recognized our first sales of radioactive prostate seeds in the first half of fiscal 2001. The transition from research and development on the radioactive prostate seeds to FDA approval and commercialization of this product represents a critical stage in our growth from a provider of ion implantation services for semiconductor and orthopedic applications to a manufacturer and seller of product in the form of radioactive prostate seeds.

        We are now expanding our radiation therapy products to include a radiation delivery system to provide breast cancer treatment. This treatment called accelerated partial breast irradiation therapy following lumpectomy can be completed in five days rather than seven weeks of daily treatments using external beam radiation. We believe this system will become the treatment of choice for women following lumpectomy.

        The Company is also developing a new device for the treatment of ocular melanoma using brachytherapy. This new product, funded by the National Cancer Institute, we believe, will provide a better distribution of radiation within the tumor while providing less discomfort for the patient. The Company also has numerous other radiation therapy devices in various stages of development including devices for biliary duct cancer, brain cancer and intravascular radiation therapy.

        We are also applying our ion implantation technologies to modify surfaces to reduce polyethylene wear generation in orthopedic joint implants, manufactured by the Howmedica/Osteonics Division of Stryker Corporation. We also supply ion implantation services to numerous semiconductor manufacturers, research laboratories and universities. We currently have twenty-two issued United States patents and seventeen United States patents pending covering our technologies and processes.

        Since May 1999, we have been performing research to develop a trace explosives detector, which could be used to detect hidden bombs in airports and other public places. This technology is yet another application of our ion source technology. In November 2001, we developed a portable prototype and, in December 2001, we demonstrated it to an independent third party. Following this demonstration, management decided to pursue the technology and to prepare for submission, a cooperative research and development agreement (CRADA) to the TSA by June 2002. This CRADA was received by the company in August 2002. At present, we are developing both portable and bench-top systems for use in airports and Department of Defense facilities. Prototype units have been transported to the Department of Defense and Department of Transportation facilities for demonstration and evaluation. See "Current and Future Products."

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

        Ion implantation can be used to embed single isotopes of radioactive or non-radioactive elements into components. We are using our proprietary equipment to manufacture radioactive seed implants for the treatment of prostate cancer and other carcinomas which can be manufactured without expensive cyclotrons or linear accelerators and without hazardous radioactive wet chemistry, the methods currently employed by existing suppliers. We have twenty-two United States patents and seventeen United States patents pending on our processes. We also believe we can cost-effectively implant ions of therapeutic radioisotopes including phosphorous-32, palladium-103 or ytterbium-90 into a device such as a coronary stent used to reduce restenosis following balloon angioplasty.

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

        Trace Explosives Detection.    We have developed a prototype instrument, which can detect the vapor from trace amounts of explosive compounds including plastic explosives such as RDX, the compound commonly found in C4 explosives. The system works by ionizing explosive molecules in air using a laser beam and then detecting the ionized molecules of the explosive using ion mobility spectrometry. The prototype instrument has successfully detected molecules of five different types of explosives in the air at the parts per trillion concentrations. We believe this technology will provide commercial systems with improved sensitivity and capabilities than equipment presently available.

Medical Products

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

        Prostate Seeds.    We have developed, and been granted two United States patents covering radioactive seeds, implants and methods of manufacturing radioactive seed implants by a proprietary process. We have received Food and Drug Administration 510(k) clearance to market our I-Plant™ Iodine-125 radioactive seed for the treatment of prostate cancer. These seeds are used primarily in the treatment of prostate cancer. Our 510(k) clearance permits treatment of any localized tumors treatable by temporary or permanent brachytherapy. A twelve-year study conducted by the Northwest Hospital, Seattle, Washington shows that this treatment has a twelve-year disease-free survival rate equal to surgical removal of the prostate and may be superior to other early stage treatments, with a substantial reduction in the negative side effects, impotence and incontinence, frequently associated with surgery and external beam radiation treatment. The National Cancer Institute and American Cancer Society have reported that sexual potency after implantation of radioactive seeds has been 86% to 92%, which compares with rates of 10% to 40% for radical prostectomies and 40% to 60% for external beam radiation therapy. Our production method, involving a proprietary dry fabrication process, does not use radioactive wet chemistry. On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission requirement administered by the Commonwealth of Massachusetts as a Nuclear Regulatory Commission Agreement State. These seeds have been on sale in the U.S. for three years.

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

        Sales.    On February 2, 2000, we signed a distribution agreement with MED-TEC. Under this agreement, MED-TEC has agreed to act as our exclusive distributor for our Iodine-125 radioactive seed for the treatment of prostate cancer in the United States, the District of Columbia, and Puerto Rico. The agreement was terminated by mutual consent and was replaced by another agreement on July 31, 2003 defining an orderly transition, transfer of customers to the Company's direct sales force and a covenant by MED-TEC not to compete for 36 months. The company agreed to pay MED-TEC approximately $63,000 per month beginning September 2003 through December 2003 and approximately $36,000 per month for the remaining 24 months in connection with this agreement. Since August 2003, the Company has been building its own direct sales force to sell prostate seeds.

Breast Cancer Radiation Treatment

        General.    Early state breast cancer is commonly treated by lumpectomy followed by a course of 35 sessions of external beam radiation to the whole breast over a seven week term. Over the past several years, Accelerated Partial Breast Irradiation (APBI) has been increasing in popularity with patients because it can be completed in four to five days on an outpatient basis and has shown equal efficacy with good cosmetic outcomes. Approximately 600 to 1000 patients have already been treated using this new temporary brachytherapy technique. Currently this treatment is performed using a conventional HDR (High Dose Radiation) system using an iridium -192 radioactive source. An important drawback of the currently used iridium -192 source is that the treatments must be performed in a heavily concrete shielded room to prevent the very penetrating iridium -192 gamma rays irradiating people in hallways and adjacent rooms. Only 25% of the U.S. hospitals currently have such concrete shielded rooms for brachytherapy. The Company has invented a new lower energy source, ytterbium -169 which can deliver the same therapeutic dose to the lumpectomy cavity and does not require a concrete shielded treatment room. The procedure can be done in an ordinary treatment room with some partial shielding around the patient.

Breast Brachytherapy System.

        The Company has developed a specially constructed source wire tipped with a proprietary ytterbium -169 source of sufficient strength to compete with iridium -192 but does not present the same radiation damages to the hospital staff. The treatment will be done delivering this source into the breast cavity using a Company designed afterloader system which is presently under development. The breast cavity can be irradiated using the interstitial needle technique pioneered by Dr. Kuske or by the Mammosite™ applicator manufactured by Proxima Therapeutics. The Company believes that this afterloader system is a device that needs a 510(k) pre-market notification from the FDA and does not require clinical trials prior to commercial sales.

        Manufacturing. The Company will manufacture the ytterbium -169 source material in-house using several nuclear reactors as subcontractors. The Company also will design and manufacture the source afterloader equipment and will obtain a sealed-source registration from the Commonwealth of Massachusetts.

        Sales. The afterloader systems will be sold by our direct sales force. This new product will be purchased by the Radiation Oncology Department of hospitals which is the same customer our existing salesmen call on.

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

        Sales.    We currently implant cobalt chromium components of total joint replacements made by our customers with nitrogen ions and are developing ceramic ion implantation techniques for total joint replacements. We receive untreated cobalt chromium total joint replacements from our customers and implant them at our facility. We then invoice and ship the implanted total joint replacements to our customers. We maintain one major customer which accounted for 24% and 26% of total revenues in the year ended June 30, 2003 and 2002, respectively.

        Markets.    Osteoarthritis is a natural result of the aging process and is the predominant cause of the need for joint replacement. We believe that longer life expectancy as well as the growth in the number of people over age 50 will cause the demand for total joint replacement to increase. According to the American Academy of Orthopedic Surgeons, the hip and knee total joint replacement market was estimated to be 622,000 units in 2001 in the United States. We treat approximately 55,000 units each year using our ion implantation process for the Howmedica/Osteonics Division of Stryker Corporation. Our research has shown that our ceramic coatings can decrease wear debris generation by two-thirds, which we believe will reduce osteolysis and thereby reduce the need for revision surgery.

Interventional Devices

        General.    In cooperation with certain device manufacturers and with the support of government research contracts and grants, we are in the process of developing a number of devices to be used in intravascular radiation therapy. Among these devices are temporary brachytherapy systems stents, guidewires and catheters containing radiopaque markers. Coronary stents are made of metals which are not radiopaque and in many cases must be coated with dense precious metals for increased visibility that is critical to their guiding, positioning, manipulation and placement.

Temporary Coronary Brachytherapy Systems

        General.    With the support of a government research grant, we have begun an initiative on a catheter-based brachytherapy system device for the prevention of restenosis, reclosure of the artery, following balloon angioplasty. The catheter is being designed to deliver localized radiation to the patient's artery, using Iodine-125, a soft gamma ray emitter mounted on the tip of a delivery catheter. Using our patented core technology for the I-Plant™ seed we are developing a proprietary process to produce radioactive sources of sufficient strength to be used in the vascular system. We expect that the use of this soft gamma ray isotope within the catheterization laboratory will allow the physician and staff to remain at the patient's side during the treatment, which is currently not an option with other gamma ray emitters. We anticipate that this soft gamma ray should also make the procedure more acceptable to the physician, compared to other systems currently in clinical development.

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

Security Products

Trace Explosives Detection Equipment

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

        In June 2000, we developed our first generation device, which demonstrated sensitivity to the explosive TNT. In June 2001, we developed a second-generation prototype with increased sensitivity and selectivity. This device can detect and specify an increasing number of compounds within various explosive materials. The explosives that have been tested to date are TNT, RDX, PETN, EGDN, and DNT. RDX is the primary component of C3 and C4 explosives, such as Datasheet and Semtex, as well as certain types of black powder explosives. We believe these explosives represent the majority of the explosives presently used in terrorist activities. After the attack on the World Trade Center occurred on September 11, 2001, management made the decision to continue the internal funding of the project rather than await funding through government grants. In December 2001, we successfully demonstrated our working prototype of the electronic detection system to the FAA. Our electronic detection system has been subjected to controlled testing by third parties and successfully detected a sample of C4. As a result of the successful demonstration, we believed it was appropriate to further pursue the commercial development of our electronic detection system device. We are developing a pre-production electronic detection system which will form the basis of a commercial unit and we will submit it to the Transportation Security Administration for evaluation when ready.

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

Semiconductor Products

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

        In June 2003, we installed two Axcelis MC3 semiconductor ion implanters within a new 1000 square foot class-100 clean room These are state-of-the-art implantation machines, which are totally automated and can ion implant silicon wafers up to 30 cm (12 inches) in diameter.

        The Company believes that these two machines and the new clean room facilities will enable the Company to expand its semiconductor implantation services to include high volume production customers as well as the existing R & D and pilot production customers. These facilities were completed in September 2003 and are now ready to service new production customers.

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

        During the years ended June 30, 2003 and 2002, we utilized a distributor for the sale of our prostate seeds. Beginning July 31, 2003, we began to market this product ourselves as we entered into an agreement with our distributor to release each other from further obligations under the agreement.

        During the years ended June 30, 2003 and 2002, we recorded product revenues related to medical products of approximately $4,474,00 and $4,964,000 and product revenues related to semiconductor sales of approximately $876,000 and $886,000, respectively. During the years ended June 30, 2003 and 2002, two customers, MED-TEC and the Howmedica/Osteonics division of Stryker Corporation accounted for 95% and 90% of the total medical product revenues, respectively.

        We also recorded government contract revenues of $1,346,000 and $771,000 for the years ended June 30, 2003 and 2002, respectively. During the years ended June 30, 2003 and 2002, government contract funding received from the Department of Defense and the National Institutes of Health accounted for 100% of the total government contract revenues.

Medical Sales and Marketing

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

Research and Development

        Our technical staff consists of fifteen scientists and engineers, including four with Ph.D. degrees, and eleven with Bachelor Degrees or with expertise in physical sciences and engineering. All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories. Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research program of the U.S. government. Under the Small Business Innovative Research program, we retain the right to patent anything developed pursuant to the program, however, the U.S. government retains a royalty free license to use the technology. We have obtained over $7 million in U.S. government grants and contracts over the past 15 years. Each research and development agreement with our corporate partners defines the rights to these agreements. Since September 2000, no corporate partner has funded research and development programs.

        We spent approximately $2,027,000 and $2,311,000 on research and development in the fiscal years ended June 30, 2003 and 2002, respectively. Approximately $1,216,000 and $771,000 of these research and development activities represents research and development costs that were directly sponsored by customers in the form of government contracts and grants during 2003 and 2002, respectively.

Patents and Proprietary Technology

        It is our policy to protect our proprietary position by, among other methods, filing United States and foreign patent applications. We currently have twenty-two (22) issued United States patents and seventeen (17) United States patent applications pending. Of the twenty-two (22) patents issued, five (5) are of material importance to us and are in the field of brachytherapy. These five (5) material patents expire in the years 2017 through 2020.

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

        In the 510(k) clearance procedure, a company must show that its new product is "substantially equivalent" to a medical device that is currently approved for use. This process requires an application to the FDA for 510(k) clearance. If the FDA determines that a product is in fact substantially equivalent to a product that has already been approved for use, the FDA grants 510(k) clearance for the sale of the new product. This process is quicker and less expensive than obtaining approval for an entirely new product. We obtained 510(k) clearance for our I-Plant™ prostate seed product in May 1999.

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

        We currently have only one device under development that will require the pre-market approval process. This proposed device is an intra-vascular device. An application for an Investigational Device Exemption will not be processed and submitted until completion of animal trials and the evaluation of the success and viability of moving this proposed device to the Investigational Device Exemption stage.

        Significantly more time will be required to commercialize applications subjected to pre-market approval calendar review. We believe our intra-vascular devices will not be available for commercial sale before 2004. Furthermore, sales of medical devices outside the U.S. are subject to international regulatory requirements that vary from country to country. The time required to obtain clearance or approval for sale internationally may be longer or shorter than that required for FDA approval.

        Our medical device manufacturing facility operates under the FDA Quality Control Regulations. Our facility, located in Wakefield, Massachusetts, was registered with the FDA in July 2000 prior to the introduction and commercial sales of our radioactive prostate seed product. Our facility is subject to the FDA's inspection at any time. The FDA has inspected Implant Sciences' medical manufacturing facilities and found its Quality System to meet their requirements. The FDA regulates the medical device industry and has the authority to demand corrective action(s) for any deficiencies in adherence to Quality System Regulations, order product recalls, and can require that a factory cease operations until it is brought into compliance with these regulations. Implant Sciences' Quality Systems Manager ensures adherence to the FDA's Quality System Regulations as well as to the ISO 9001 standard.

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

        The State Radiation Control Program issued to us a license to manufacture and distribute our radioactive prostate seed product. The State Radiation Control Program performs periodic inspections of our facility. Since the commencement of commercial sales of our radioactive prostate seed product in the first half of fiscal 2001, the State Radiation Control Program has performed two (2) inspections of the facility and identified no violations or deficiencies.

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

        We have no regulatory approval for our explosives detection system because we have not submitted anything for approval. Furthermore, we cannot guarantee that we will submit our explosives detection system for regulatory approval.

Competition

        In radioactive products, such as prostate seed implants, radioactive brachytherapy devices and coronary stents, we expect to compete with Nycomed Amersham plc, Theragenics Corp., North American Scientific, Inc., Imagyn Medical Technologies, Syncor International Corp., Uromed Corporation, UroCor, Inc., Novoste Corporation and Radiance Medical Systems, Inc. Of these, Nycomed Amersham plc, Theragenics Corp., North American Scientific, Inc., and Imagyn Medical Technologies serve substantially the entire radioactive prostate seed market. In addition, our proposed radioactive brachytherapy devices will compete with alternative technologies such as Novoste Corporation's Beta-Cath system, Johnson and Johnson, and Radiance Medical Systems, Inc.'s radioactive tipped guidewires and radioactive filled balloons. The number and types of procedures being performed on the prostate are increasingly drawing new entrants into the market. We believe that competition, and, in turn, pricing pressures, may increase. Many of our competitors have substantially greater financial, technical and marketing resources than we do.

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

        In the trace explosives detection industry, Ion Track Division of General Electric and the Barringer Division of Smiths Plc. are our two primary competitors. These two companies also use ion mobility spectrometry, however, they use a radioactive Nickel-63 source to ionize the explosive molecules. This technology differs from our technology because we use an ultraviolet laser to ionize the vapor. We believe our technology provides our device with greater capabilities.

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

Employees

        As of June 30, 2003, we had 66 full time employees. We believe we maintain good relations with our employees. None of our employees is represented by a union or covered by a collective bargaining agreement.

ITEM 2.    PROPERTIES

        We operate out of a 42,722 square foot leased facility in Wakefield, Massachusetts. The facility is located approximately 15 miles north of Boston. Our current lease, which expires in December 2008, contains a provision to expand our space to 47,489 square feet in June 2004. This facility houses all of our research and development, manufacturing and administrative offices.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties. On the basis of information presently available, we are not currently aware of any legal proceedings or claims that we believe are likely to have a material effect on our financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

        As of June 30, 2003 our common stock, $0.10 par value, was traded on the American Stock Exchange under the symbol IMX. The following sets forth the range of high and low closing sales prices on the American Stock Exchange

	High	Low
Fiscal Year Ended June 30, 2002:
Quarter ended September 30	$9.600	$7.200
Quarter ended December 31	14.900	7.550
Quarter ended March 31	13.520	9.690
Quarter ended June 30	13.700	10.710
Fiscal Year Ended June 30, 2003:
Quarter ended September 30	$13.300	$5.000
Quarter ended December 31	6.000	3.930
Quarter ended March 31	4.150	2.100
Quarter ended June 30	5.680	3.160

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business, and do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities

        On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock ("Series A") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management fee and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000. The terms of the Series A provide for repayment of outstanding principal and accrued interest in either cash or with shares of our common stock, at our option over a 14 month period beginning February 1, 2003. If we elect to convert into shares of our common stock, the common stock will be valued at $5.19 per share. However, if the closing price of our common stock for any of the 11 trading days prior to a repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the conversion date or $2.02 and Laurus Master Fund Ltd will be permitted to convert such part of the monthly payment up to the amount we elected to repay in shares of common stock. Any part of the monthly amount not converted into common stock shall be paid in cash on the following monthly repayment date. The Securities Purchase Agreement contained default covenants, including certain financial covenants. However, on August 27, 2003, pursuant to the First Amendment to the Securities Purchase Agreement, all covenants were eliminated in their entirety. We also issued to Laurus Master Fund, Ltd., a warrant to purchase 55,000 shares of our common stock at $6.23 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of our assets. This private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        On August 28, 2003, we issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock ("Series B") having a stated value of $10 per share pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd. ("Laurus"). We received $2,000,000 in gross proceeds, less a management fee and placement agent fee of approximately $100,000 and related transaction costs estimated to be an additional $73,000. The terms of the Series B provide for repayment of outstanding principal and accrued interest in either cash or with shares of our common stock, at our option over a 16 month period beginning December 1, 2003, pursuant to an amortization schedule. However, if the closing price for any of the 11 trading days preceding a Repayment Date was less than $6.00, the Company would be required to pay such Monthly Amount in cash at 105% of the monthly obligation. If the payment of the Monthly Amount is made in common stock, the fixed conversion price is $5.50. We also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of our assets. The Securities Purchase Agreement also provides Laurus a right of first refusal on future financing arrangements during the Term. In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series B Preferred Stock to the subsequent financier. No financial covenants exist. We will utilize the proceeds of this financing to commercialize our explosives detection system and for general working capital purposes.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following is a discussion and analysis of the financial condition and results of operation of the Company for the years ended June 30, 2003 and 2002. It should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Year Ended June 30, 2003 vs. June 30, 2002

        Revenues.    Total revenues for the year ended June 30, 2003 were $6,696,000 as compared to $6,621,000 for the comparable prior year period, an increase of $75,000 or 1%. The increase is attributable primarily to revenue recognized from the performance of government research and development contracts offset by a decrease in medical products. The revenue recognized from government contract and grant revenue increased by $575,000 or 75%, from $771,000 to $1,346,000 in 2002 and 2003, respectively. This increase is a direct result of new government contracts to develop applications and products using our Laser Ion Mobility Spectrometry ("IMS") technology. Our Laser IMS technology is the platform technology used in our explosives detection devices. This increase in government revenue is offset by a $220,000, or 8% decrease in I-Plant prostate seed revenue. While the volume of seeds shipped increased by 5%, the decrease in prostate seed revenues was due to continued downward pricing pressure, which has been experienced throughout the industry, leading to a reduction in our price per seed. Management believes this trend of downward pricing pressures may continue. In the fourth quarter of fiscal 2003, management hired a new director of national sales in order to open new channels of distribution for sales of our prostate seeds and to assist our current distributors in growing the volume of seeds sold. In the first quarter of fiscal 2004, the Company entered into a new agreement with MED-TEC, our former exclusive distributor of I-Plant prostate seeds to replace the original Distributor Agreement, which had expired. This new agreement outlines an orderly transition of the direct sales responsibilities for the I-Plant prostate seed to the Company. Management believes this direct marketing and sales program will put the sales process in the complete control of the Company, result in an immediate increase in revenues and gross margin per brachytherapy seed, and expand the Company's distribution channel targeting the radiation oncology market. As a result,

MED-TEC will work cooperatively with the Company to transition its customers and marketing materials directly to Implant Sciences and MED-TEC also agreed not to compete with the Company for a period of three years. Implant Sciences will pay MED-TEC an average of approximately $39,000 per month over the next 28 months, beginning September 1, 2003.

        Revenues from medical and industrial coatings were $1,832,000 as compared to $2,094,000 for the prior year, a decline of $262,000 or 13%. The decrease in revenues from medical and industrial coatings is due primarily to a $218,000 decrease in industrial coating sales resulting from certain customers pursuing different product processes not requiring radiopacity and the completion of a sizeable development program for a customer in fiscal 2002. The sales of our semiconductor services decreased $10,000 to $876,000 for the year ended June 30, 2003. In the fourth quarter of fiscal 2003, Implant Sciences added two new ion implanters capable of processing up to 12-inch silicon wafers containing state-of-the-art semiconductor chips. This new equipment will enable us to compete in the chip production market, which previously had not been available to us.

        Combined sales to our two major customers, the Howmedica/Osteonics Division of Stryker Corporation and MED-TEC Iowa, our former distributor of prostate seeds, accounted for 64% and 68% of gross revenues in the years ended June 30, 2003 and 2002, respectively. Our sales to these customers decreased as a percentage of total revenues as a result of the growth in our government contract and grant revenue. Our government contract and grant revenue accounted for 20% and 12% of revenue for the years ended June 30, 2003 and 2002, respectively. This increase is a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology. Our grant revenues, principally Small Business Innovative Research programs, fluctuate due to: (a) our desire to obtain external funding for our research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. We have been successful in obtaining Small Business Innovative Research grants in fiscal 2003 and 2002. We expect to continue to seek continuation or replacement of our existing Small Business Innovative Research grants in fiscal 2004.

        Cost of Product and Contract Research Revenues.    Cost of sales for the year ended June 30, 2003 was $5,363,000 as compared to $5,185,000 for the comparable prior year period, an increase of $178,000 or 3%. This increase in cost is primarily attributable to the overall increase in sales volume; and increases in subcontract costs relating to the performance of government contracts. As a percentage of revenues, the cost of product and contract research revenues increased slightly to 80% for the ended June 30, 2003 as compared to 78% for the comparable prior year period. The increase in cost as a percentage of revenues is primarily attributable to the overall decrease in seed revenue combined with an increase in seed sales volume. During fiscal 2003 and 2002, we utilized Small Business Innovative Research grants as a source of funding for our research and development efforts. Our obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, we may continue our research and development efforts related to these projects at our own expense. This cost is considered company-funded research and development.

        Research and Development.    Research and development expense for the year ended June 30, 2003 was $1,776,000 as compared to $1,302,000 for the comparable prior year period, an increase of $474,000 or 36%. This increase is primarily the result of continued development work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments. Increased expenses were incurred in labor, direct materials and consulting costs, which includes an increase of $141,000 relating to stock based compensation.

        Selling, General and Administrative.    Selling, general and administrative expenses for the year ended June 30, 2003 were $2,326,000 as compared to $2,314,000 for the comparable prior year period, an increase of $12,000 or less than 1%. Included in selling, general and administrative costs for the year ended June 30, 2003 was approximately $167,000 related to stock-based compensation as compared to $195,000 for the comparable prior year period. Accordingly, selling, general and administrative costs for the year ended June 30, 2003, net of the charges for stock- based compensation, were $2,159,000 as compared to $2,119,000 for the comparable prior year period, an increase of $40,000 or 2%, relating primarily to increased legal expenses in the year ended June 30, 2003 as compared with the comparable prior year period.

        Other Income and Expenses, Net.    For the year ended June 30, 2003, we recorded other expense, net, of $0 as compared to other expense, net of $14,000 in the comparable prior year period. The decrease in other expense, net, is primarily attributable the reduction of interest expenses related to the payoff of the equipment term loan.

        Net Loss.    Net loss for the year ended June 30, 2003 was $2,769,000 as compared to $2,194,000 for the comparable prior year period, an increase in net loss of $575,000 or 26%. Net loss for June 30, 2003 includes an approximate charge of $308,000 related to stock based compensation as compared to $208,000 in the comparable prior year period. Accordingly, the net loss for the year ended June 30, 2003, before giving effect to the charge for stock-based compensation is $2,461,000 as compared to $1,986,000 for the comparable prior year period. This increase in net loss is attributable, in part, to the marked increase in research and development expenses relating to the continued development work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments.

        On April 15, 2003, we extended the expiration date from June 30, 2003 to June 30, 2005, of the remaining 927,100 warrants issued on June 23, 1999, which were part of the 1,000,000 warrants issued in conjunction with our initial public offering. We did not receive any consideration from the holders of the warrants. We have recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $195,000 as compared with $530,000 from the prior year's extension of the warrants to June 30, 2003. Additionally, during the year ended June 30, 2003, accretion of dividends, the beneficial conversion feature and amortization of warrants relating to the Series A in the amount of $696,000 was recognized as a preferred distribution. The effect of these transactions had no overall effect on stockholders' equity or cash, but increased net loss per share applicable to common shareholders by $0.14 per share. The basic and diluted net loss per share applicable to common shares for the year ended June 30, 2003 was ($0.58) per share as compared to ($0.45) per share for the comparable prior year period, an increase in net loss applicable to common shares per share of $0.13 or 29%.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2003, we had approximately $959,000 in the form of cash and cash equivalents. During the year ended June 30, 2003, operating activities used cash of approximately $1,437,000. Net cash used by operating activities primarily reflects the $2,769,000 net loss and a $21,000 increase in inventory; offset by a $176,000 increase in accounts payable, stock-based compensation of $308,000, and depreciation and amortization of $800,000. During the year ended June 30, 2003, investing activities used cash of approximately $504,000, which was primarily attributable to $478,000 used in the purchases of property and equipment. During the year ended June 30, 2003, financing activities provided approximately $1,886,000 in cash. Net cash provided by financing activities primarily includes proceeds from the exercise of stock options in the approximate amount of $105,000, proceeds from the issuance of Series A in the amount of $2,099,000, offset by payments of preferred stock dividends of $42,000. Net cash provided by financing was also offset by payments on our long term debt of $245,000.

        On October 7, 2002, we issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000. The terms of the Series A 7% Cumulative Convertible Preferred Stock provide for repayment in cash or with shares of our common stock beginning February 1, 2003. If we elect to convert into shares of our common stock, the common stock will be valued at $5.19 per share. However, if the closing price of our common stock for any of the 11 trading days prior to a monthly repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02 and Laurus Master Fund, Ltd. will be permitted to convert such part of the monthly payment, up to the amount we elected to repay in shares of common stock. Any part of the monthly amount not converted into common stock shall be paid in cash on the following monthly repayment date. The Securities Purchase Agreement contains default covenants, including certain financial covenants. On August 28, 2003, the Securities Purchase Agreement was amended and all financial covenant requirements were eliminated from the agreement.

        During the year ended June 30, 2003, we converted $1,000,000 of outstanding principal and $76,000 of accrued dividends into approximately 410,000 shares of common stock in accordance with the terms of the agreement. The conversion of accrued dividends into common stock resulted in additional dividends of approximately $46,000 during the year, in excess of the 7% stated interest rate. During the year ended June 30, 2003, we also made cash payments totally approximately $42,000 of accrued dividends on the Series A. We utilized approximately $192,000 of the proceeds from the private placement to repay the outstanding Term Loan to Citizens Bank on October 7, 2002 and are using the remaining proceeds to commercialize our explosives detection system, purchase certain equipment to expand our semiconductor business, and for general working capital purposes. In connection with the above, we granted the investor a security interest in substantially all of our assets.

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

        In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", which became effective in November 2000, the allocated value of the Series A convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series A convertible preferred stock and the fair market value of the common stock at the date of issuance. The discount arising from the beneficial conversion feature aggregated $537,000. The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of April 7, 2004.

        We valued the Series A at issuance at $1,434,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in our financial statements represents the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $128,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000. We are accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at April 7, 2004. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. During the year ended June 30, 2003, approximately $696,000 was amortized.

        Laurus redeemed approximately 100,000 shares of Series A Convertible Preferred Stock into 376,000 shares of the Company's stock at conversion prices ranging from $2.02 to $5.19 per share. As of June 30, 2003, the principal balance outstanding of the Convertible Preferred Stock is approximately $1,500,000.

        We had a term loan facility of $1,500,000 of which $750,000 was utilized at September 30, 2002. On October 7, 2002, we paid the remaining balance of principal and interest of approximately $192,000 in connection with the Series A 7% Cumulative convertible Preferred Stock financing and terminated the Term Loan. The term loan facility is no longer available.

        On August 28, 2003, we issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock ("Series B") having a stated value of $10 per share and a term of eighteen (18) months (the "Term"), pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd. ("Laurus"). We received $2,000,000 in gross proceeds, less a management fee and placement agent fee of approximately $100,000 and related transaction costs of approximately $73,000. The terms of the Series B provide for repayment with shares of our common stock or in cash, pursuant to an amortization schedule. Repayment of the Series B commences on December 1, 2003. The Company has the sole option to determine whether to satisfy payment of the Monthly Amount in full on each Repayment Date either in cash or in shares of Common Stock, or a combination of both. However, if the closing price for any of the 11 trading days preceding a Repayment Date is less than $6.00, the Company would be required to pay such Monthly Amount in cash at 105% of the monthly obligation. If the payment of the Monthly Amount is made in common stock, the fixed conversion price is $5.50. We also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of our assets and provides Laurus a right of first refusal on future financing arrangements during the Term. In the event Laurus declines to exercise its right of first refusal, it will agree to enter into such documentation as shall be reasonably requested by the Company in order to subordinate its rights under the Series B to the subsequent financier. We will utilize the proceeds of this financing to commercialize our explosives detection system and for general working capital purposes.

        We are developing several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities. The systems use our proprietary Laser IMS technology, which includes the use of laser beams in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air. This project has been ongoing since approximately May 1999. In November 2001, we developed a portable prototype and in December 2001 we demonstrated it to the U.S. Department of Transportation. Following this demonstration, we decided to pursue the technology. At present, we are developing both portable and bench-top systems for use in airports and Department of Defense facilities. Prototype units have been transported to the Department of Defense and Department of Transportation facilities for demonstration and evaluation.

        This project is currently being undertaken by both our internal scientists and certain outside contractors. The development of new applications is typically funded through government grants or internal funding. Originally, we funded a research and development program for the electronic detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines. Since March 2000, we have received seven contracts totaling $1,789,000 for detection of toxic chemicals or explosives from agencies such as the Departments of the Army, Air Force, Marine Corps and Navy; as well as the National Institutes of Health. On August 12, 2002, we signed a Cooperative Research and Development Agreement with an agency of the Department of Transportation which will permit us and the government to exchange critical test data and for us to deliver a certain number of units to the Department of Transportation for independent evaluation and field testing.

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

        Consistent with our policy to protect our proprietary technologies, we have submitted ten patent applications to the United States Patent and Trademark Office. These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

        We are developing several versions of our explosives detection systems, including: (i) a table-top unit, which can be used to screen passengers and carry-on baggage in airports; and (ii) a portable system, which can be used to replace bomb-sniffing dogs to clear buildings, aircrafts, or ships where hidden bombs are believed to exist. We received $600,000 from the U.S. Navy in November 2002 for further development of the portable device. This device was delivered to the U.S. Navy for testing in May 2003. Tests were successfully completed and the U. S. Navy is now requesting funds for further development of this equipment. We plan to first market these systems to U.S. government agencies for use in airports, government buildings and facilities.

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

        We will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, continued expansion of commercial- scale manufacturing capabilities, and the marketing of our products. Our capital requirements depend on numerous factors, including but not limited to, the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

        As of June 30, 2003, we were conducting our operations with approximately $959,000 in cash and cash equivalents. We estimate such amounts combined with our cash flow from operations and the proceeds from our Series B 5% Cumulative Convertible Preferred financing will be sufficient to fund our working capital in the next twelve months. Future expenditures for research and product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

        The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2003, are as follows:

	Capital Lease	Operating Lease	Axcelis Technologies, Inc.(1)	MED-TEC	Total
Year ending June 30:
2004	$6,000	$442,000	$1,269,000	$469,000	$2,186,000
2005	5,000	531,000		437,000	973,000
2006	5,000	568,000		219,000	792,000
2007	1,000	569,000			570,000
2008	—	570,000			570,000
Thereafter	—	285,000			285,000

Total	$17,000	$2,965,000	$1,269,000	$1,125,000	$5,376,000

(1)
Future obligations may increase or decrease depending on the Company's ability to obtain financing. The Company must make a lump sum payment of $1,100,000 by December 31, 2003. Title for the equipment shall remain with Axcelis until the system is paid in full. Should the Company fail to pay the balance in full, Axcelis has the right to recover the system from the Company

The Company is also obligated to purchase 40,000 shares of common stock of CardioTech at $1.00 per share pursuant to a research and development agreement (Note 10).

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. There has been no change to our critical accounting policies through the year ended June 30, 2003.

        The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its financial statements:

  •
  Revenue Recognition—Product and Contract Research Revenues

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

  •
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

  •
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

  •
  Inventories

    We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. In assessing the ultimate realization of inventories, management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is excess, or because the amount on hand is more than can be used to meet future need. We provide for the total value of inventories that we determine to be obsolete or excess based on criteria such as customer demand and changing technologies. At June 30, 2003, our inventory reserves were approximately $61,000 or 11% of our gross inventories.

  •
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

  •
  Valuation of Certain Marketable Equity Securities

    The Company currently classifies its investment securities as available-for-sale securities. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115 such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in accumulated other comprehensive income until the securities are sold or otherwise disposed of. However, in accordance with SFAS No. 115 a decline in fair market value below cost that is other than temporary is accounted for as a realized loss. To date we have not experienced any realized losses.

New Accounting Standards

        In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB SFAS Nos. 4, 44 and 64, and Amendment of FASB SFAS No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44 Accounting for intangible Assets of Motor Carriers. In addition, SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are to be applied to transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company's results of operations, financial position or cash flows.

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of the entity's commitment to an exit plan as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application permitted. The adoption of SFAS 146 did not have a significant effect on the Company's operations, financial position or cash flows.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of FIN 45 did not have a material effect on its financial position or results of operations.

        On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation in the event companies adopt SFAS No. 123 and account for stock options under the fair value method. SFAS No. 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). The Company has adopted the disclosure requirements of SFAS No. 148.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company does not believe that the adoption of FIN 46 will have any effect on its financial position or future results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. For publicly held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The adoption of SFAS 150 did not have a significant effect on the Company's operations, financial position or cash flows.

        In November 2002, the EITF reached consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. The adoption of EITF No. 00-21 did not have a significant effect on the Company's operations, financial position or cash flows.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Financial Statements and Related Report of Independent Auditors are presented in the following pages. The Financial Statements filed in this Item 7 are as follows:

Report of Independent Auditors

The Board of Directors and Stockholders
Implant Sciences Corporation

        We have audited the accompanying balance sheet of Implant Sciences Corporation as of June 30, 2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Implant Sciences Corporation at June 30, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ BDO Seidman. LLP

Boston, Massachusetts
August 19, 2003, (except with respect for the matter discussed in Note 1 and 17 as to which the date is August 28, 2003)

Report of Independent Auditors

The Board of Directors and Stockholders
Implant Sciences Corporation

        We have audited the statements of operations, Stockholders' equity, and cash flows of Implant Sciences Corporation (the Company) for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Implant Sciences Corporation for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
August 23, 2002, except for Note 16
as to which the date is October 7, 2002

IMPLANT SCIENCES CORPORATION

BALANCE SHEET

June 30, 2003
ASSETS (Note 13)
Current assets:
Cash and cash equivalents (Note 2)	$959,000
Accounts receivable, less allowance of $50,000 (Notes 2 and 7)	778,000
Inventories (Note 3)	473,000
Investments—available for sale securities (Note 10)	177,000
Prepaid expenses and other current assets	33,000

Total current assets	2,420,000
Property and equipment, net (Notes 4 and 11)	4,741,000
Investment in Epsilon Medical, Inc. (Note 6)	35,000
Other assets	101,000

Total assets	$7,297,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$749,000
Accrued expenses (Note 5)	669,000
Note payable (Note 11 (b))	1,269,000
Current portion of obligations under capital lease (Note 11)	5,000

Total current liabilities	2,692,000

Long-term liabilities:
Noncurrent obligations under capital lease (Note 11)	11,000

Total liabilities	2,703,000

Commitments and Contingencies (Notes 10, 11, 13, 15, 16 and 17)
7% Series A Cumulative Convertible Preferred Stock; $10 stated value; 5,000,000 Preferred shares authroized; 150,000 Series A shares issued and outstanding as of June 30, 2003 (Note 13)	966,000
Stockholders' equity (Note 14):
Common stock, $0.10 par value; 20,000,000 shares authorized; 6,650,156 shares issued and outstanding	665,000
Additional paid-in capital	16,064,000
Accumulated deficit	(12,988,000)
Deferred compensation	(7,000)
Accumulated other comprehensive income	117,000
Notes receivable from employees (Note 10)	(223,000)

Total stockholders' equity	3,628,000

Total liabilities and stockholders' equity	$7,297,000

The accompanying notes are an integral part of these financial statements

IMPLANT SCIENCES CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2002	2003
Revenues (Note 2):
Product revenues:
Medical	$4,964,000	$4,474,000
Semiconductor	886,000	$876,000
Government contracts (Note 7)	771,000	1,346,000

Total revenues	6,621,000	6,696,000

Costs and expenses:
Cost of product revenues	4,414,000	4,147,000
Cost of government contracts	771,000	1,216,000

Total costs and expenses	5,185,000	5,363,000

Gross Margin	1,436,000	1,333,000

Operating Expenses:
Research and development (includes $13,000 and $141,000 of stock-based compensation, respectively)	1,302,000	1,776,000
Selling, general and administrative (includes $195,000 and $167,000 of stock-based compensation, respectively)	2,314,000	2,326,000

Total operating expenses	3,616,000	4,102,000

Loss from operations	(2,180,000)	(2,769,000)
Other income (expense):
Interest income	31,000	27,000
Interest expense	(42,000)	(25,000)
Other	2,000	—
Equity in loss of Epsilon Medical, Inc. (Note 6)	(5,000)	(2,000)

Other expense	(14,000)	—

Net loss	(2,194,000)	(2,769,000)
Preferred distribution, dividends and accretion	(530,000)	(891,000)

Net loss applicable to common shareholders	$(2,724,000)	$(3,660,000)

Net loss per share:
Per share—basic and diluted
Net loss	$(0.36)	$(0.44)
Preferred distribution	(0.09)	(0.14)

Net loss per share applicable to common shareholders	$(0.45)	$(0.58)

Weighted average common shares outstanding used in computing basic and diluted earnings per share	6,083,370	6,310,748

The accompanying notes are an integral part of these financial statements

IMPLANT SCIENCES CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2002 AND 2003

	Common Stock
						Accumulated Other Comprehensive Income	Treasury Stock		Notes Receivable from Employees
	Number of shares		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation					Total Stockholders' Equity	Comprehensive Loss
		Amount					Shares	Amount
Balance at June 30, 2001	5,912,770	$591,000	10,930,000	$(6,604,000)	$—	$—	23,000	$(207,000)	$(188,000)	$4,522,000	$—

Issuance of common stock pursuant to exercise of stock options	68,758	7,000	178,000							185,000
Issuance of common stock pursuant to exercise of warrants	70,900	7,000	631,000							638,000
Issuance of common stock pursuant to employee stock purchase plan	3,124	—	22,000							22,000
Issuance of common stock pursuant to private financing agreement, net of issuance costs	145,349	15,000	1,076,000							1,091,000
Stock-based compensation			217,000		(9,000)					208,000
Unrealized gain on available for sale securities						45,000			—	45,000	45,000
Repayment of notes receivable from employees									50,000	50,000
Sale of treasury stock			46,000				(23,000)	207,000		253,000
Preferred distribution			530,000	(530,000)			—	—		—
Net loss				(2,194,000)						(2,194,000)	(2,194,000)

Balance at June 30, 2002	6,200,901	620,000	13,630,000	(9,328,000)	(9,000)	45,000	—	—	(138,000)	4,820,000	(2,149,000)

Issuance of common stock pursuant to exercise of stock options	23,000	3,000	97,000						(85,000)	15,000
Issuance of common stock pursuant to exercise of warrants	2,000	—	18,000							18,000
Issuance of common stock pursuant to employee stock purchase plan	5,934	1,000	30,000							31,000
Issuance of common stock pursuant to private financing agreement, net of issuance costs	8,721	—	41,000							41,000
Value of Beneficial Conversion Feature and common stock warrants issued in connection with the issuance of the 7% Series A Cumulative Convertible Preferred Stock			665,000							665,000
Accretion of the beneficial conversion feature and common stock warrants in connection with the Series A Preferred Stock				(696,000)						(696,000)
Conversion of 7% Series A Cumulative Convertible Preferred Stock and related accrued interest into common stock	409,600	41,000	1,035,000							1,076,000
Accretion and Dividends Paid on Series A Preferred Stock			47,000							47,000
Stock-based compensation associated with warrants and nonqualified stock options issued to nonemployees			306,000		2,000					308,000
Unrealized gain on available for sale securities						72,000				72,000	72,000
Value of IPO warrant extension			195,000	(195,000)						—
Net loss				(2,769,000)					—	(2,769,000)	(2,769,000)

Balance at June 30, 2003	$6,650,156	$665,000	$16,064,000	$(12,988,000)	$(7,000)	$117,000	$—	$—	$(223,000)	$3,628,000	$(2,697,000)

The accompanying notes are an integral part of these financial statements

IMPLANT SCIENCES CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(2,194,000)	$(2,769,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	754,000	800,000
Stock-based compensation expense	208,000	308,000
Equity in loss of Epsilon Medical, Inc.	5,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(210,000)	138,000
Inventories	(103,000)	(21,000)
Prepaid expenses and other current assets	(3,000)	39,000
Accounts payable	251,000	176,000
Accrued expenses	(8,000)	(110,000)

Net cash used in operating activities	(1,300,000)	(1,437,000)

Cash flows from investing activities:
Investment—available for sale securities	(60,000)	—
Purchase of property and equipment	(871,000)	(478,000)
Increase in other long-term assets	(40,000)	(26,000)
Decrease in notes receivable	50,000	—

Net cash used in investing activities	(921,000)	(504,000)

Cash flows from financing activities:
Proceeds from common stock issuance, net of discount	2,189,000	105,000
Proceeds from issuance of 7% Series A Cumulative Convertible Preferred Stock, net of issuance costs	—	2,099,000
Repayments of long-term debt and capital lease obligations	(186,000)	(245,000)
Repayments of note payable	—	(31,000)
Payments of preferred stock dividends	—	(42,000)

Net cash provided by financing activities	2,003,000	1,886,000

Net decrease in cash and cash equivalents	(218,000)	(55,000)
Cash and cash equivalents, beginning	1,197,000	1,014,000

Cash and cash equivalents, ending	$979,000	$959,000

Supplemental disclosures of cash flow information:
Interest paid	$42,000	$10,000

Noncash Investing and Financing Activity:
Fixed assets acquired through capital leases	$24,000	$—

Fixed asset acquired in exchange for equipment financing	$—	$1,300,000

Issuance of common stock in connection with Series A financing	$—	$128,000

Noncash beneficial conversion conversion feature	$—	$537,000

Stock options exercised through note receivable from shareholder	$—	$85,000

Conversion of 7% Series A Cumulative Convertible Preferred Stock and accrued dividends into common stock	$—	$1,000,000

Value of IPO warrants extension	$530,000	$195,000

Accretion of 7% Series A Cumulative Convertible Preferred Stock dividends, beneficial converison feature and warrants	$—	$696,000

The accompanying notes are an integral part of these financial statements

IMPLANT SCIENCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.     Description of Business

        Implant Sciences Corporation (the "Company") develops products for the medical device and explosives detection industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. The Company has received Food and Drug Administration 510(k) clearance to market its I-Plant™ Iodine-125 radioactive seed for the treatment of prostate cancer. The Company also has under development interventional cardiology devices and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty). In addition, the Company modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry. Additionally, the Company is developing an explosives detection device to be used in the detection of trace residues of explosives.

        Currently, the Company has viewed its operations and managed its business as principally one segment. However, upon the future development of the explosive detection products, the Company will reevaluate its view of operations and consider reporting such information as a separate operating segment.

        While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology based companies, including risks related to: its dependence on key individuals and collaborative research partners, competition from substitute products and larger companies, its ability to develop and market commercially usable produces and obtain regulatory approval for its products under development, and its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products. For the year ended June 30, 2003, the Company reported a loss from operations of $2,769,000 and used $1,437,000 in cash from operations. As of June 30, 2003, the Company had an accumulated deficit of approximately $12,988,000. Management has initiated plans to reduce its operating expenses and increase its cash flow from operations. In addition, the Company has obtained $1,800,000 of financing in 2004. Failure of the Company to achieve its projections may require the Company to seek additional financing. There can be no guarantee that financing, if required, will be available at commercially favorable terms.

2.     Summary of Significant Accounting Policies

  Cash, Cash Equivalents, and Available for Sale Securities

        The Company considers any security with a maturity of 90 days or less at the time of investment to be cash equivalents.

        The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. At June 30, 2003, these securities consisted of an investment in CardioTech, a related party (See Nnote 10), which was recorded at fair market value, with any unrealized gains and losses reported as a separate component of other accumulated comprehensive income (loss).

  Financial Instruments

        The estimated fair value of the Company's financial instruments, which include cash equivalents, investments in available for sale securities, accounts receivable, accounts payable, note payable, and 7% Series A Cumulative Convertible Preferred Stock, approximates their carrying value due to their short-term nature.

  Inventories

        Inventory consists of raw materials, work-in-process and finished goods and are stated at the lower of cost (first in, first out) or market.

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

  Warranty Costs

        The Company accrues warranty costs in the period the related revenue is recognized. Warranty costs and related accruals are not material to operating results.

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

  Patent Costs

        The costs to obtain patents are capitalized. The Company amortizes the costs of patents ratably over the shorter of their useful or legal life ranging from 3 to 17 years. As of June 30, 2003, there were 22 patents issued. Accumulated amortization was approximately $160,000 and all patents were fully amortized as of June 30, 2003. The Company recorded amortization expense of approximately $53,000 and $55,000 for fiscal 2002 and 2003, respectively.

  Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. The Company believes that the carrying value of its long-lived assets is fully realizable at June 30, 2003.

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

        The Company has three (3) major customers that accounted for the following annual revenue:

	Year Ended June 30,
	2002	2003
Company A	$2,850,000	$2,631,000
Company B	1,650,000	1,628,000
Company C	770,000	383,000

        At June 30, 2003, these customers accounted for the following amounts of accounts receivable:

Year Ended June 30, 2003
Company A	$301,000
Company B	207,000
Company C	38,000

  Employee Stock-Based Compensation

        The Company accounts for its employee stock based compensation arrangements under the provisions of Accounting Principal Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" under APB 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.

        The Company has elected to use the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated as follows:

	Year Ended June 30,
	2002	2003
Net loss applicable to common shareholders, asreported	$(2,724,000)	$(3,660,000)
Add: Stock-based employee compensation expense included in reported net income	—	16,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(343,000)	(559,000)

Pro forma net loss	$(3,067,000)	$(4,203,000)

Basic and Diluted Loss per share:
As reported	$(0.45)	$(0.58)

Pro forma	$(0.51)	$(0.67)

        The Company has computed the pro forma disclosures for stock options granted to employees using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used during each of the two years ended June 30, 2003 were as follows:

	June 30,
	2002	2003
Risk free interest rate	3.68% - 4.55%	2.27% - 4.65%
Expected dividend yield	0%	0%
Expected lives (years)	5 years	5 - 10 years
Expected volatility	63%	45% - 98%

  Use of Estimates

        The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation, and warranty reserves. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters. Consequently, actual results could differ from such estimates.

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

        The Company utilized a distributor for the sale of its prostate seeds. Under the terms of the distributor arrangement, the distributor had the right to return product previously purchased, subject to certain conditions, and was entitled to certain price protection. Due to the limited timeframe under which these rights may be exercised by the distributor, the Company was able to estimate the actual financial impact of each of these provisions. The Company records a provision for this estimate of the actual sales returns and price discounts each period.

        The Company accounts for shipping and handling fees passed on to its customers as revenues. The corresponding costs are recorded as costs of revenues.

        The Company's revenues by major product or service categories are as follows:

	Year Ended June 30,
	2002	2003
Prostate seeds	$2,850,000	$2,631,000
Medical coatings	2,094,000	1,831,000
Radioactive products	20,000	12,000
Semiconductor	886,000	876,000
Government grants	771,000	1,346,000

	$6,621,000	$6,696,000

        On July 31, 2003, the Company entered into an agreement with its former exclusive distributor (MED-TEC) for the sale of prostate seeds, to release each other from further obligations under the 2000 Agreement. The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer. In connection with this agreement, MED-TEC will work cooperatively with us to transition its customers and marketing materials directly to the Company. Additionally, MED-TEC has agreed not to compete with the Company for a period of three years. The Company will pay MED-TEC an average of approximately $39,000 per month over the next 28 months, beginning September 1, 2003.

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

        The Company funded and customer reimbursed research and development costs were as follows:

	2002	2003
Company funded	$1,540,000	$811,000
Customer reimbursed	771,000	1,216,000

Total research and development	$2,311,000	$2,027,000

  Earnings (Loss) per Share

        Basic earnings (loss) per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by using the weighted average number of common shares outstanding during the period, plus the dilutive effects of shares issuable through the exercise of stock options (common stock equivalents) unless their inclusion would be antidilutive. In calculating diluted earnings per share, the dilutive effect of stock options and warrants is computed using the average market price for the period. Basic and diluted net loss per share available for common shareholders is the same for all periods presented as outstanding common stock options and warrants have been excluded because they are antidilutive.

  New Accounting Standards

        In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB SFAS Nos. 4,44 and 64, and Amendment of FASB SFAS No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44 Accounting for intangible Assets of Motor Carriers. In addition, SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are to be applied to transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company's results of operations, financial position or cash flows.

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of the entity's commitment to an exit plan as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application permitted. The adoption of SFAS 146 did not have a significant effect on the Company's operations, financial position or cash flows.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

        On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation in the event companies adopt SFAS

No. 123 and account for stock options under the fair value method. SFAS No. 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). The Company has adopted the disclosure requirements of SFAS No. 148.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company does not believe that the adoption of FIN 46 will have any effect on its financial position or future results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. For publicly-held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The adoption of SFAS 150 did not have a significant effect on the Company's operations, financial position or cash flows.

        In November 2002, the EITF reached consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. The adoption of EITF No. 00-21 did not have a significant effect on the Company's operations, financial position or cash flows.

3.     Inventory

        Inventory at June 30, 2003 consists of the following:

Raw materials	$168,000
Work-in-process	183,000
Finished goods	122,000

$473,000

4.     Property and Equipment

        Property and equipment at June 30, 2003 consists of the following:

Machinery and equipment	$6,962,000
Computers and software	348,000
Leasehold improvements	306,000
Furniture and fixtures	155,000
Motor vehicles	33,000
Equipment under capital leases	32,000

7,836,000
Less: Accumualted depreciation and amortization	(3,095,000)

$4,741,000

        The Company recorded depreciation expense of approximately $701,000 and $745,000 for the year ended June 30, 2002 and 2003, respectively.

5.     Accrued Expenses

        Accrued expenses at June 30, 2003 consists of the following:

Accrued compensation and benefits	$324,000
Accrued trade payables	209,000
Accrued legal, accounting and printing	55,000
Subcontractor costs	38,000
Accrued utilities	17,000
Other	26,000

$669,000

6.     Investment in Affiliate

        On October 6, 1999, the Company acquired 38% of the outstanding shares of Epsilon Medical, Inc. in exchange for $50,000 in cash. The Company accounts for their investment in Epsilon Medical, Inc. under the equity method and the carrying amount of their investment is adjusted to reflect the Company's share of all gains and losses. For the years ended June 30, 2002 and 2003, the Company recognized its share of equity losses in Epsilon Medical, Inc. of approximately $5,000 and $2,000, respectively. Summarized financial information is not presented as it is not material to the Company.

7.     Research and Development Arrangements

        The Company is the recipient of several grants under the U.S. Government's Small Business Innovative Research (SBIR) Program. These grants from the National Institute of Health are firm-fixed priced contracts and generally range in length from six to twenty-four months. Contracts received from the Department of Defense are both firm-fixed price and cost-plus type programs and also range from six to twenty-four months. Revenues under such arrangements were approximately $771,000 and $1,346,000 for the years ended June 30, 2002 and 2003, respectively. Unbilled accounts receivable relating to such arrangements was approximately $74,000 at June 30, 2003 and is included in accounts receivable.

8.     Cooperative Research and Development Agreement

        In August 2002, the Company executed a Cooperative Research and Development Agreement with an agency of the Department of Homeland Security (TSA) for its trace explosives detection prototypes. Under the agreement, the Company will submit these prototypes for testing and evaluation. In addition, the TSA will supply the Company with test protocols and current and anticipated performance criteria needed for commercial approval and as a mechanism for future funding. The Company's explosives trace detection systems ("ETD") utilizes its proprietary Laser Ion Mobility Spectrometer (IMS) technology, a novel technology based on its expertise with ions, or charged particles.

9.     Bank Borrowings

        The Company financed its operations utilizing an Equipment Term Loan ("Term Loan") under a Loan Agreement with its bank. The Loan Agreement had a first lien on substantially all of the Company's assets. On October 7, 2002, the Company paid the remaining balance of principal and interest of approximately $192,000 in connection with the 7% Series A Cumulative Convertible Preferred Stock financing (Note 13) and terminated the Term Loan.

10.   Related Party Transactions

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

        Accounts receivable from related parties as of June 30, 2002 and 2003 consisted of a loan of $138,000 to the Company's chief executive officer, which was used to exercise options for 50,000 shares of the Company's common stock on December 9, 1997. The loan is due and payable December 9, 2003. This transaction is reported as a reduction of stockholders' equity.

        In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share. The final payment of $35,000 has been accrued at June 30, 2003. Through June 30, 2003, the Company acquired 60,000 shares of common stock of CardioTech at a price of $1.00 per share. As of June 30, 2003, the fair market value of the CardioTech shares held as investment is $177,000. At June 30, 2003, the Company is obligated to purchase 40,000 shares of common stock at $1.00 per share. CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

11.   Lease Obligations

  (a)
  Capital and Operating Leases

        The Company has a five year operating lease for its manufacturing, research and office space which expires on December 31, 2008 with a provision to expand in June 2004. The Company has an option to extend the lease for five additional years. Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility. Total rental expense, including maintenance and real estate tax expenses, for the fiscal years ended June 30, 2002 and 2003 was $543,000 and $583,000, respectively.

        Included in property and equipment at June 30, 2003 is equipment recorded under a capital lease with a net book value of $2,000. Amortization of assets under capital lease obligations is included in depreciation expense.

        Future minimum rental payments required under capital leases and operating leases with noncancelable terms in excess of one year at June 30, 2003, together with the present value of net minimum lease payments are as follows:

	Capital Lease	Operating Lease
Year ending June 30:
2004	$6,000	442,000
2005	5,000	531,000
2006	5,000	568,000
2007	1,000	569,000
2008	—	570,000
Thereafter	—	285,000

Net minimumlease payments	17,000	$2,965,000

Less: finance charges	1,000

Present value of net minimumlease payments	16,000
Less: current portion	5,000

Long termportion	$11,000

  (b)
  Axcelis Lease Financing

        In June, 2003, the Company purchased a MC3, mass-analyzed ion implanter and wafer handling end-station (the "system") from Axcelis Technologies, Inc. ("Axcelis") for a price of $1,300,000. The Company has financed the equipment with Axcelis via monthly installments of approximately $43,000 beginning July 2003 and continuing through December 31, 2003. Interest is being calculated at prime plus 6.25%. The Company must make a lump sum payment for the unpaid balance of the purchase price of approximately $1,109,000 not later than December 31, 2003. Title for the equipment shall remain with Axcelis until the system is paid in full. Should the Company fail to pay the balance in full, Axcelis has the right to recover the system from the Company. The value of the equipment is included in property and equipment. The Company is attempting to refinance this note payable prior to December 31, 2003. In the event that the Company is unable to refinance the equipment, it will be returned to Axcelis.

12.   Income Taxes

        A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended June 30, 2002 and 2003 is as follows:

	2002	2003
Income tax provision at federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from
State tax provision, net of federal benefit	(5.8)%	(6.3)%
Non-deductible expenses	3.7%	4.6%
Other, net	(0.5)%	(3.1)%
Change in valuation allowance	36.6%	38.8%

Effective income tax rate	—%	—%

        Significant components of the Company's deferred tax assets are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$4,700,000
Accrued expenses	57,000
Book over tax patent amortization	77,000
Other	34,000
Depreciation	(269,000)

Total deferred tax assets	4,599,000
Valuation allowance	(4,599,000)

Net deferred tax asset	$—

        A valuation allowance has been established for the Company's tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.

        At June 30, 2003, the Company has the following unused net operating loss and tax credit carryforwards available to offset federal and state taxable income, both of which expire at various times through 2023.

	Net Operating Loss	R & D Credits
Federal	$10,783,000	$240,000

State	$10,520,000	$230,000

        The Company's Federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

13.   Series A 7% Cumulative Convertible Preferred Stock

        On October 7, 2002, the Company issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock ("Series A") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000. The terms of the Series A provide for repayment of outstanding principal and accrued dividends in either cash or with shares of the Company's common stock, at the Company's option, over a 14 month period beginning February 1, 2003. If the Company elects to convert into shares of the Company's common stock, the common stock will be valued at $5.19 per share. However, if the closing price of the Company's common stock for any of the 11 trading days prior to a monthly repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02 and Laurus Master Fund, Ltd. will be permitted to convert such part of the monthly payment, up to the amount the Company elected to repay, into shares of common stock. Any part of the monthly amount not converted into common stock shall be paid in cash on the following monthly repayment date. The Company also granted the investor a security interest in substantially all of the Company's assets. In connection with the issuance of the Series A, the investor received a warrant to purchase 55,000 shares of the Company's common stock.

The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $6.23 per share.

        In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", which became effective in November 2000, the allocated value of the Series A contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series A and the fair market value of the common stock at the date of issuance. The discount arising from the beneficial conversion feature aggregated $537,000. The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of April 7, 2004.

        The Company valued the Series A at issuance at $1,434,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $128,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000. The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at April 7, 2004. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. During the year ended June 30, 2003, approximately $696,000 was amortized.

        As of June 30, 2003, 100,000 shares of Series A were converted into 375,975 shares of common stock at prices ranging from $2.02 to $5.19 per share. The outstanding principal at June 30, 2003, is $1,500,000. An additional 33,625 shares of common stock were issued at prices ranging from $2.02 to $2.66 per share to pay accumulated dividends of approximately $76,000, through June 30, 2003. The Company also paid $42,000 in accrued dividends in cash.

14.   Stockholders' Equity

  (a)
  IPO Units

        In June 1999, the Company issued 1,000,000 Units, consisting of one share of common stock, and one redeemable common stock purchase warrant (the "IPO Warrants") in connection with its initial public offering. Each Unit carries the right to purchase one share of common stock at $9.00, and is redeemable by the Company at $0.20 per warrant if the closing bid price of the common stock averages in excess of $10.50 for a period of 20 consecutive trading days. On March 28, 2002, the Company extended the expiration date of the IPO Warrants from June 23, 2002 to June 30, 2003. The Company did not receive any consideration from the holders of the warrants, accordingly the Company recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $530,000. On April 15, 2003, the Company again extended the expiration date of the IPO Warrants from June 30, 2003 to June 30, 2005. The Company did not receive any consideration from the holders of the warrants, accordingly, the Company recognized the value of this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $195,000. The Company also issued to the Representative of the Underwriters, for nominal consideration, the Representative's Warrants to purchase 100,000 shares of common stock and 100,000 redeemable warrants at an exercise price of $12.00. The Representative's Warrants expire in June 2004. As of June 30, 2003, 927,100 IPO Warrants remain outstanding, and all of the Representative's Warrants remain outstanding.

  (b)
  Option Activity

        In September 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equals 100% of the fair market value on the date of the grant. Options expire ten years from the date of the option grant and vest ratably over a three-year period commencing with the second year. A total of 280,000 options were reserved for issuance under the 1998 Plan. Upon adoption of the 1998 Plan, the 1992 Stock Option Plan was terminated. No new stock options will be granted under the 1992 Stock Option Plan, which has been superseded by the 1998 Plan. In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equals 100% of the fair market value on the date of the grant. Options expire between five and ten years from the date of the option grant and have variable vesting periods. A total of 1,000,000 options were reserved for issuance under the 2000 Plan, and are subject to stockholder approval. As of June 30, 2003, a total of 8,503 and 347,200 stock options are available for issuance under the 1998 and 2000 stock option Plans, respectively.

        In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "Plan"). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of Common Stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the Common Stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of June 30, 2003, a total of 129,577 shares are available for issuance under the Plan.

        The following table presents the activity of the 1992, 1998 and 2000 Stock Option Plans for the years ended June 30, 2002, and 2003:

	2002		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	414,893	$5.26	434,700	$6.23
Granted	96,000	9.27	545,800	3.60
Exercised	(68,190)	2.66	(23,000)	4.33
Canceled	(8,003)	6.84	(4,000)	9.12

Outstanding at end of period	434,700	6.94	953,500	4.87

Options exercisable at end of period	348,190	6.23	665,560	4.91

Weighted-average fair value of options granted during the year		5.21		3.60

        The following table presents weighted average price and life information about significant options groups outstanding at June 30, 2003:

	Options Outstanding
				Options Exercisable
		Wtd Avg Remaining Contractual Life
Range of Exercise Prices	Number of Shares		Wtd Avg Exercise Price	Number of Shares	Wtd Avg Exercise Price
$ 1.00 - $ 1.37	80,000	2.84	$1.37	80,000	$1.37
$ 2.10 - $ 2.31	135,900	9.68	$2.13	135,900	$2.13
$ 3.99 - $ 5.26	447,600	9	$4.14	215,100	$4.44
$ 6.50 - $ 9.50	282,000	5.86	$8.15	229,860	$8.05
$10.90 - $14.00	8,000	8.7	$11.91	4,700	$12.61

	953,500	7.65	$4.87	665,560	$4.91

  (c)
  Warrants

        In October 2002, in connection with the issuance of Series A, the Company issued to Laurus Master Fund, Ltd. a warrant to purchase 55,000 shares of common stock at an exercise price of $6.23 per share. This warrant was fully vested upon issuance and expires 5 years from the date of grant. The warrant was recorded as a discount from the preferred stock at its estimated fair value of $128,000. The Company has accreted approximately $64,000 of this discount as a preferred distribution for the year ended June 30, 2003.

        In March 2003, the Company issued a warrant to a public relations company to purchase 100,000 shares of common stock at an exercise price of $2.40, in exchange for services. This warrant was fully vested upon issuance and expires 5 years from the date of grant. The fair value of this warrant was approximately $90,000 and was recorded as compensation expense in the accompanying statement of operations for the year ended June 30, 2003.

        In June 2003, the Company issued warrants to a group of scientists in connection with a research and development agreement to purchase a total of 83,000 shares of common stock at an exercise price of $3.31. These warrants were fully vested upon issuance and expire 5 years from the date of grant. The fair value of these warrants was approximately $105,000 and was recorded as compensation expense in the accompanying statement of operations for the year ended June 30, 2003.

        During 2003, the Company issued other warrants to various advisors and individuals in exchange for services to purchase a total of 54,000 shares of common stock at exercise prices ranging from $3.16 to $12.45. The fair value of these warrants was approximately $48,000 and was recorded as compensation expense in the accompanying statement of operations for the year ended June 30, 2003.

        The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model. The Company estimated the fair value of the warrants using the following input assumptions:

Volatility	63.0% - 67.1%
Dividend yield	0%
Risk-free interest rate	2.78% - 4.50%
Expected lives	5 years

        The following table presents the weighted average exercise price of warrants outstanding at June 30, 2003:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrant Shares	Wtd Avg Exercise Price
$ 2.40 - $ 3.31	222,000	$2.89
$ 6.23 - $ 9.00	982,100	$8.84
$12.00 - $12.45	253,000	$12.03
	1,457,100	$8.49
  (d)
  Deferred Compensation

        In November 2002, the Company issued a nonqualified stock option to an advisor in exchange for services to purchase 50,000 shares of common stock at exercise price of $4.23 per share. This option vests over a period of 3 years with 50% of the options vesting immediately and the remaining unvested options to vest at a rate of 33% upon each subsequent year anniversary of the date of grant. The Company recorded initial compensation expense related to this grant based on the fair value, as calculated using the Black-Scholes option-pricing model, of approximately $37,000 and recorded deferred compensation of approximately $37,000 to be amortized as expense over the vesting period of the stock option.

        In June 2003, the employment status of this advisor to the Company changed to that of a part-time employee. Therefore, as of the start date of employment, all deferred compensation relating to the unvested options was reversed and the Company recorded compensation expense related to this grant based on the fair value immediately prior to the start date. For the year ended June 30, 2003, the Company recorded a total of approximately $45,000 as compensation expense relating to this option grant, which is included in the accompanying statement of operations.

        In March 2003, the Company issued a nonqualified stock option to the same advisor in exchange for services to purchase 4,300 shares of common stock at exercise price of $2.10 per share. This option vested immediately on the date of grant. The Company recorded compensation expense related to this grant based on the fair value, as calculated using the Black-Scholes option-pricing model, of approximately $4,000 for the year ended June 30, 2003. The Company has recorded approximately $7,000 of deferred compensation expense relating to non-cash compensation for a member of the Company's Medical Advisory Board.

        During 2003, the Company issued options to an employee below fair market value on the date of grant. The Company recorded approximately $16,000 as stock based compensation related to this transaction.

  (e)
  Notes Receivable

        Notes receivable from related parties as of June 30, 2003 consisted of a loan of approximately $138,000 to the Company's chief executive officer, which was used to exercise options for 50,000 shares of the Company's common stock on December 9, 1997. The loan is due and payable December 9, 2003. During the year ended June 30, 2003, the Company granted a loan to an employee for approximately $85,000 used to exercise options to purchase 20,000 shares of the company's common stock on November 15, 2003. The loan is due and payable on November 15, 2005. These transactions are reported as a reduction of stockholders' equity.

15.   401k Plan

        The Company has a defined contribution retirement plan which contains a 401(k) Plan. All employees who are 21 years of age and who have completed three months of service during which they worked at least 1,000 hours are eligible for participation in the plan. The Company makes discretionary contributions to the 401(k) plan. The Company made cash contributions to the plan of $60,000 and $0 during the years ended June 30, 2002 and 2003, respectively.

16.   Contingencies

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

17.   Subsequent Event

        On July 31, 2003, the Company entered into an agreement with its former exclusive distributor for the sale of prostate seeds, to release each other from further obligations under the 2000 Agreement. The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer. In connection with this, the Company's former exclusive distributor will work cooperatively to transition customers and marketing materials directly to the Company. The distributor also agreed not to compete with the Company for a period of three years. The Company will pay the distributor an average of approximately $39,000 per month over the next 28 months, beginning September 1, 2003.

        On August 28, 2003, the Company issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock ("Series B") having a stated value of $10 per share and a term of eighteen (18) months ("Term"), pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd. ("Laurus"). The Company received $2,000,000 in gross proceeds, less a management fee and placement agent fee of approximately $100,000 and related transaction costs estimated to be an additional $73,000. The terms of the Series B provide for repayment with shares of the Company's common stock or in cash, pursuant to an amortization schedule. Repayment of the Series B commences on December 1, 2003. The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both. However, if the closing price for any of the 11 trading days preceding a repayment date is less than $6.00, the Company would be required to pay such monthly amount in cash at 105% of the monthly obligation. If the payment of the monthly amount is made in common stock, the fixed conversion price is $5.50. The Company also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of the Company's assets and provides Laurus a right of first refusal on future financing arrangements during the Term. In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series B to the subsequent financier. The Company will utilize the proceeds of this financing to commercialize its explosives detection system and for general working capital purposes.

        On August 28, 2003, the Securities Purchase Agreement related to the Series A transaction was amended and all financial covenant requirements were eliminated.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 17, 2003, the Company's audit committee dismissed Ernst & Young LLP ("Ernst & Young") as the Company's independent auditors for the year ending June 30, 2003, and appointed BDO Seidman, LLP, as the Company's independent auditors. There were no disagreements with Ernst & Young on accounting or financial disclosure requirements.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified within the SEC's Rules and Forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures to meet the criteria referred to above. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

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

        Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to us during the past fiscal year, and, if applicable, written representations that Form 5 was not required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled.

Name	Age	Position	Position Since
Anthony J. Armini(1)	65	President, Chief Executive Officer and Chairman of the Board	1984
Stephen N. Bunker(1)	60	Vice President and Chief Scientist, Director	1988
Alan D. Lucas	47	Vice President of Sales and Marketing	1998
John J. Munro, III	54	Vice President, Brachytherapy Products	2001
Diane J. Ryan	43	Vice President Finance and Chief Financial Officer	2003
Michael Szycher(3)(4)	65	Director	1999
Shaun K. Cave(3)(4)(5)	57	Director	2002
David B. Eisenhaure(3)(5)	58	Director	2002

(1)
Executive Officer

(3)
Member of the Audit Committee for the fiscal year ended June 30, 2003

(4)
Member of the Compensation Committee for the fiscal year ended June 30, 2003.

(5)
Messrs. Cave and Eisenhaure were appointed to serve on our Board of Directors on November 12, 2002.

        Dr. Anthony J. Armini has been our President, Chief Executive Officer, and Chairman of the Board of Directors since our incorporation. From 1972 to 1984, prior to our founding, Dr. Armini was Executive Vice President at Spire Corporation. From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation. Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967. Dr. Armini is the author of twenty two patents and fourteen publications in this field. Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and over twenty years experience with ion implantation in the medical and semiconductor fields. Dr. Armini has been on the Board of Directors of CardioTech International, Inc., a publicly traded company of which Dr. Szycher is President and Chief Executive Officer, since October 2000.

        Dr. Stephen N. Bunker has served as our Vice President and Chief Scientist since 1987 and a Director since 1988. Prior to joining us, from 1972 to 1987, Dr. Bunker was a Chief Scientist at Spire Corporation. From 1971 to 1972, Dr. Bunker was an Engineer at McDonnell Douglas Corporation. Dr. Bunker received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1969. Dr. Bunker is the author of eleven patents in the field of implant technology.

        Alan D. Lucas has served as our Vice President of Sales and Marketing since March 1998. Prior to joining us, Mr. Lucas accumulated over 20 years experience in various marketing and business development positions for medical device companies. Most recently, from 1996 to 1998, Mr. Lucas was the Director of Corporate Development at ABIOMED, Inc. From 1994 to 1996, Mr. Lucas was a strategic marketing and sales consultant focused on medical technology. From 1991 to 1994, Mr. Lucas was the Director of Marketing at Vision Sciences, Inc. a developmental stage medical device company.

        John J. Munro, III has been our Vice President of Brachytherapy Products since 2001. From March 2000 until December 2000, he served as our Director of Brachytherapy Products and from

November 1999 until March 2000 as our Project Manager of Temporary Brachytherapy. From August 1998 until October 1999, he served as Chief Executive Officer of GammaMed, USA, Inc and from July 1997 until August 1998 Mr. Munro was the Director of Source Operations at CIS-US, Inc. Mr. Munro is the author of two patents.

        Diane J. Ryan has served as our Vice President of Finance and Chief Financial Officer since May 2003. Ms. Ryan has been employed with Implant Sciences Corporation since March 1989. From March 2003 to May 2003 she was the Corporate Controller of the Company. Ms. Ryan graduated from Salem State College with a B.S. in Business Administration and a minor in management.

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

        Shaun K. Cave has served on our board of directors since November 2002. Mr. Cave co-founded Cynosure Laser Corporation in 1992 and had been responsible for Marketing and Sales until August. From January 1988 until September 1990, Mr. Cave served as Vice President of Sales of Candela Laser Corporation.

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

ITEM 10.    Executive Compensation

        The following table sets forth the aggregate cash compensation paid by us with respect to the three fiscal years ended June 30, 2001, 2002 and 2003 to our executive officers

SUMMARY COMPENSATION TABLE

Long-Term Compensation Awards
Annual Compensation
Shares Underlying Options Granted(#)
Name and Principal Position	Year	Salary($)		Bonus ($)		Other Annual Compensation ($) (1)
Anthony J. Armini* President, Chief Executive Officer and Chairman of the Board	2003 2002 2001	$ $ $	176,202 182,533 129,133	$ $	— 75,000 25,000	$ $ $	14,965 10,993 6,255	62,200 — 90,000
Stephen N. Bunker* Vice President, Chief Scientist and Director	2003 2002 2001	$ $ $	82,932 126,539 101,545		— — —	$ $ $	1,316 5,759 4,972	57,300 — —
Diane J. Ryan*† Vice President Finance and Chief Financial Officer	2003 2002 2001		$75,421 — —		$2,750 — —		$783 — —	49,000 — —
Alan D. Lucas Vice President of Sales and Marketing	2003 2002 2001	$ $ $	161,846 161,538 135,434	$	— — 15,000	$ $ $	1,497 11,179 6,370	10,400 — 50,000
John J. Munro, III Vice President of Sales and Marketing	2003 2002 2001	$ $ $	123,841 125,976 109,817	$ $ $	2,500 500 1,000	$ $ $	942 1,361 1,627	22,700 30,000 —

*
Executive Officer

†
Promoted to Chief Financial Officer May 2003, formerly Controller.

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

  Director Compensation

        Our directors who are our employees do not receive any compensation for service on the board of directors. Directors who are not our employees, are paid a yearly stipend of $2,500 and are reimbursed for reasonable travel expenses incurred in connection with attendance at board and committee meetings.

        Under the 2000 incentive and nonqualified stock option plan, each director who is not our employee, automatically receives an annual grant of options to purchase shares of our common stock at an exercise price equal to the closing price of the common stock on that date for each year of service. Each such option will have a term of five years and will vest in full on the date of the grant.

  Stock Plan

        In September 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equals 100% of the fair market value on the date of the grant. Options expire ten years from the date of the option grant and vest ratably over a three-year period commencing with the second year. A total of 280,000 options were reserved for issuance under the 1998 Plan. Upon adoption of the 1998 Plan, the 1992 Stock Option Plan was terminated. No new stock options will be granted under the 1992 Stock Option Plan, which has been superseded by the 1998 Plan. In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equals 100% of the fair market value on the date of the grant. Options expire between five and ten years from the date of the option grant and have variable vesting periods. A total of 1,000,000 options were reserved for issuance under the 2000 Plan. As of June 30, 2003, a total of 8,503 and 347,200 stock options are available for issuance under the 1998 and 2000 stock option plans, respectively.

        The Board of Directors administers the Stock Plan. Subject to the provisions of the Stock Plan, the Board of Directors has the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the Common Stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock and upon exercise of options. Generally, an option is not transferable by the option holder except by will or by the laws of descent and distribution. Also, generally, no option may be exercised more than 60 days following termination of employment, 90 days in cases of retirement. However, in the event that termination is due to death or disability, the option is exercisable for a period of 180 days following such termination.

        In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "Plan"). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of Common Stock of the Company through payroll deductions, After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan. The purchase price of the Common Stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period and are issued twice a year. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of June 30, 2003, a total of 129,577 shares are available for issuance.

OPTION GRANTS IN FISCAL 2003

        The following table sets forth certain information regarding stock options held as of June 30, 2003 by the executive officers.

Name and Principal Position	Number of Securities Underlying Options Granted	% of Total Granted to Employees in Fiscal Year		Exercise Price ($/Sh)		Expiration Date
Anthony J. Armini President and Chief Executive Officer	50,000 12,200	11 3	% %	$ $	4.65 2.31	11/11/07 03/04/08
Stephen N. Bunker Vice President and Chief Scientist	50,000 7,300	11 2	% %	$ $	4.65 2.31	11/11/07 03/04/08
Alan Lucas Vice President of Sales and Marketing	10,400	2%			$5.26	6/26/13
John J. Munro, III Vice President of Brachytherapy Products	15,000 7,700	3 2	% %	$ $	4.23 2.10	11/11/12 03/04/13
Diane J. Ryan Vice President Finance and Chief Financial Officer	20,000 4,000 25,000	4 1 5	% % %	$ $ $	4.23 2.10 3.16	11/11/12 03/04/13 05/21/13

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

	Number of Securities Underlying Unexercised Options at June 30, 2003		Value of Unexercised In-the-Money Options at June 30, 2003(1)
Name and Principal Position
	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony J. Armini President, Chief Executive Officer and Chairman of the Board	127,200	25,000	$54,960	$17,750
Stephen N. Bunker Vice President and Chief Scientist	32,300	25,000	$40,015	$17,750
Alan D. Lucas Vice President of Sales and Marketing	135,600	—	$42,512	$0
John J. Munro, III Vice President of Brachytherapy Products	30,200	27,500	$33,577	$8,475
Diane J. Ryan Vice President Finance and Chief Financial Officer	15,667	38,333	$24,340	$66,300

(1)
As of June 30, 2003, the market value of a share of common stock was $5.36.

        No shares were exercised by Executive Officers in fiscal year ended June 30, 2003.

Equity Compensation Plan Disclosure

        The following table sets forth certain information as of June 30, 2003 regarding securities authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Security Holders	953,500	$4.87	355,703
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	953,500	$4.87	355,703

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of August 31, 2003, with respect to the beneficial ownership of our common stock of each director and nominee for director, each named executive officer in the executive compensation table above, all of our directors and current officers as a group, and each person known by us to be a beneficial owner of five percent or more of our common stock. This information is based upon information received from or on behalf of the individuals named therein.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class(2)
Anthony J. Armini(4)	1,345,322	19.9%
Patricia A. Armini 12 Harvard Drive Bedford, MA 01730	787,622	11.7%
Casparin Corporation(3) Gorsiraweg 14 P.O. Box 3889 Willemstad, Curacao Netherlands Antilles	634,015	9.4%
Stephen N. Bunker(5)	668,248	9.9%
Alan D. Lucas(6)	138,100	2.0%
Diane Ryan(8)	39,307	*
John Munro(7)	35,952	*
Michael Szycher(10)	16,000	*
Shaun Cave(11)	10,000	*
David Eisenhaure(9)	11,000	*
All Directors and Officers as a group(12)	2,263,929	33.5%

*
Less than 1%.

(1)
Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed.

(2)
The calculation of percent of class is based on 6,757,696 shares of common stock issued and outstanding as of August 31, 2003.

(3)
Casparin Corporation is a wholly-owned subsidiary of TREC (Holland) Amsterdam B.V., a sister company of NAR Holding Corporation. Casparin Corporation is a wholly-owned subsidiary of Trec (Holland) Amsterdam B.V. The Company believes that the principal beneficial owner of Trec (Holland) Amsterdam B.V. is Takata Corporation and that its principal beneficial owner is Juchiro Takada.

(4)
Includes 127,200 options exercisable within 60 days of the date hereof.

(5)
Includes 32,300 options exercisable within 60 days of the date hereof.

(6)
Includes 135,600 options exercisable within 60 days of the date hereof.

(7)
Includes 30,200 options exercisable within 60 days of the date hereof.

(8)
Includes 15,667 options exercisable within 60 days of the date hereof.

(9)
Includes 10,000 options exercisable within 60 days of the date hereof.

(10)
Includes 16,000 options exercisable within 60 days of the date hereof.

(11)
Includes 10,000 options exercisable within 60 days of the date hereof.

(12)
Includes 376,967 options exercisable within 60 days of the date hereof

ITEM 12.    Certain Relationships and Related Transactions

        Certain of our directors hold positions as directors of CardioTech. Our CEO and Chairman of the Board of Directors is also a director of CardioTech. The CEO and Chairman of the Board of Directors of CardioTech is also our director.

        Accounts receivable from related parties as of June 30, 2003 consisted of a loan of $138,000 to our chief executive officer, which was used to exercise options for 50,000 shares of our common stock on December 9, 1997. The loan is due and payable December 9, 2003 and the loan bears interest at 6% per annum. This transaction was reported as a reduction of stockholders' equity.

        In March 2000, we entered into a $250,000 joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for our proprietary radioactive brachytherapy technology. During fiscal 2001, we paid $50,000 pursuant to the aforementioned agreement. The joint research and development agreement provides for CardioTech to develop the polyurethane coating instrumental in the development of a polyurethane coated drug-eluting stent and for CardioTech to grant us a perpetual worldwide exclusive license to use, sublicense and otherwise deal in any technology developed by CardioTech in connection with the development of the stents. In consideration of the research, development and technology transfer, we will pay Cardiotech $150,000 in cash pursuant to a milestone schedule. In addition, CardioTech will sell to us 100,000 shares of CardioTech's common stock at a price of $1.00 per share pursuant to the achievement of certain milestones related to the research and development. The owner of the technology used in connection with the stent will be CardioTech, however such technology will be transferred to us pursuant to a technology license as described above. The developed technology represents a "platform" in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent. The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to us. The material deadline is therefore the delivery of an operative prototype. We are obligated to pay the entire $250,000 if all milestone conditions are met. Through June 30, 2003, we paid CardioTech $115,000 pursuant to the aforementioned agreement. Additionally, we acquired 60,000 shares of the common stock of CardioTech at a price of $1.00 per share. As of June 30, 2003, the fair market value of the CardioTech shares held as investment is $177,000. CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

ITEM 13.    EXHIBIT INDEX

        The following are filed as part of this report.

(a)
The following are filed as part of this Form 10-KSB

(1)
Financial Statements

(2)
Exhibits

Exhibit Number:
*3.2	By-Laws of the Company
*3.3	Articles of Amendment to the Articles of Organization of the Company, dated June 9, 1999
*3.4	Restated Articles of Organization of the Company, dated June 9. 1999
*********3.5	Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible Preferred Stock, dated October 7, 2002
3.6	Certificate of Vote of Directors establishing Series B 5% Cumulative Convertible Preferred Stock, dated August 26, 2002.
**4.1	Specimen certificate for the Common Stock of the Company
**4.2	Specimen certificate for the Redeemable Warrants of the Company
***4.3	Specimen certificate for the Units of the Company
*********4.4	Specimen Certificate of the Series A 7% Cumulative Convertible Preferred Stock
**10.1	Employment Agreement with Anthony J. Armini, dated September 26, 1998
**10.2	Employment Agreement with Stephen N. Bunker, dated September 26, 1998
*10.3	Employment Offer Letter to Darlene Deptula-Hicks, dated June 15, 1998
*10.4	Employment Offer Letter to Alan Lucas, dated March 20, 1998
*10.5	Amendment to Employment Offer Letter to Alan Lucas, dated September 24, 1998
*10.6	Form of Employee Agreement on Ideas, Inventions, and Confidential Information used between 1993 and 1995
*10.7	Form of Employee Agreement on Ideas, Inventions, and Confidential Information used in 1993
*10.8	Form of Employee Agreement on Ideas, Inventions, and Confidential Information used between 1997 and 1998
*10.9	Loan Agreement between the Company and US Trust, dated May 1, 1996

*10.10	$100,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
*10.11	$300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
*10.12	Guaranty of Loan Agreement between the Company and US Trust, by Anthony J. Armini, dated May 1, 1996
*10.13	Security Agreement between the Company and US Trust, dated May 1, 1996
*10.14	Lessor's Subordination and Consent between the Company and Teacher's Insurance and Annuity Association of America, dated May 1, 1996
*10.15	First Amendment to Loan Agreement between the Company and US Trust, dated July 24, 1997
*10.16	$300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated July 24, 1997
*10.17	$94,444.40 Commercial Promissory Note signed by the Company in favor of US Trust, dated August 12, 1997
*10.18	Second Amendment to Loan Agreement between the Company and US Trust, dated January 16, 1998
*10.19	$750,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated January 16, 1998
*10.20	Promissory Note signed by Anthony J. Armini in favor of the Company, dated September 26, 1998
*10.21	Shareholders Agreement between NAR Holding Corporation and Anthony J. Armini, dated July 15, 1987
*10.22	Lease between the Company and Teachers Insurance and Annuity Association of America, dated September 29, 1995
*10.23	First Amendment to Lease and Expansion Agreement between the Company and Teachers Insurance and Annuity Association of America, dated July 29, 1998
*10.24	Standard Cooperative Research and Development Agreement between the Company and the Naval Research Laboratory, dated January 21, 1997
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
*******10.61	Consent of Citizens Bank to Line of Credit Agreement by and between Implant Sciences Corporation and Cardiotech International, Inc., dated October 10, 2001
*******10.62	Modification Agreement by and between Implant Sciences Corporation and Citizens Bank of Massachusetts, dated October 11, 2001.
*******10.63	Deposit Pledge Agreement by and between Implant Sciences Corporation and Citizens Bank of Massachusetts, dated October 11, 2001.
*******10.64	Deposit Pledge Agreement by and between Stephen Bunker and Citizens Bank of Massachusetts, dated October 11, 2001.
*******10.65	Limited Guaranty of Commercial Promissory Note between Implant Sciences Corporation and Citizens Bank of Massachusetts by Stephen Bunker, dated October 11, 2001.
*******10.66	Deposit Account Control Agreement by and between Implant Sciences Corporation and Citizens Bank of Massachusetts, dated October 11, 2001.
*******10.67	Deposit Account Control Agreement by and between Stephen Bunker and Citizens Bank of Massachusetts, dated October 11, 2001.
********10.68	Letter Agreement between Implant Sciences Corporation and Darlene Deptula-Hicks dated May 1, 2001
*********10.69	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated October 7, 2002
10.69.1	Amendment #1 to Item 10.69
*********10.70	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated October 7, 2002.
*********10.71	Common Stock Purchase Warrant for 55,000 shares issued to Laurus Master Fund, Ltd. Dated October 7, 2002.
10.72	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, Dated August 28, 2003.

10.73	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated August 28, 2003.
10.74	Common Stock Purchase Warrant for 70,000 shares issued to Laurus Master Fund, Ltd. Dated August 28, 2003.
*21.1	Subsidiaries of the Company
23.1	Consent of Independent Certified Public Accountants
23.2	Consent of Independent Certified Public Accountants
*24.1	Power of Attorney
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998, and is incorporated herein by reference.
**	Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998, and is incorporated herein by reference.
***	Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999, and is incorporated herein by reference.
****	Previously filed in Amendment No. 3 to the Registration Statement, filed on April 30, 1999, and is incorporated herein by reference.
*****	Previously filed in Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, filed on February 14, 2000, and is incorporated herein by reference.
******	Previously filed in Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed on May 11, 2000, and is incorporated herein by reference.
*******	Previously filed in Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, filed on October 15, 2001, and is incorporated herein by reference.
********	Previously filed in Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, filed on February 8, 2002, and is incorporated herein by reference.
*********	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2002 filed on October 15, 2002 and is incorporated herein by reference
(1)	Filed under application for confidential treatment.
(b)
Reports on Form 8-K:

  Current Report on Form 8-K, dated April 17, 2003 dismissing Ernst & Young LLP as the Company's independent auditors for the year ending June 30, 2003, and appointing BDO Seidman, LLP, as the Company's independent auditors.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPLANT SCIENCES CORPORATION

Date: September 29, 2003	/s/ ANTHONY J. ARMINI Anthony J. Armini President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

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

Date: September 29, 2003	/s/ ANTHONY J. ARMINI Anthony J. Armini President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)
Date: September 29, 2003	/s/ DIANE J. RYAN Diane J. Ryan VP Finance and CFO (Principal Financial and Accounting Officer)
Date: September 29, 2003	/s/ STEPHEN N. BUNKER Stephen N. Bunker Vice President and Chief Scientist, Director
Date: September 29, 2003	/s/ MICHAEL SZYCHER Michael Szycher, Director
Date: September 29, 2003	/s/ SHAUN CAVE Shaun Cave, Director
Date: September 29, 2003	/s/ DAVID EISENHAURE David Eisenhaure, Director

QuickLinks

PART 1 SPECIAL NOTE ON FORWARD LOOKING STATEMENTS
  ITEM 1. OUR BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Auditors
Report of Independent Auditors
BALANCE SHEET
STATEMENTS OF OPERATIONS
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. CONTROLS AND PROCEDURES
PART III
  ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
  ITEM 10. Executive Compensation
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management
  ITEM 12. Certain Relationships and Related Transactions
  ITEM 13. EXHIBIT INDEX
SIGNATURES