Form 10KSB/A
period 2003-06-30
IMPLANT SCIENCES CORP
filed 2003-10-01
CIK 1068874

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

EXPLANATORY NOTE

        This Amendment No. 1 is being filed solely to correct an error which arose in the process of converting the Company's previously filed annual report on Form 10-KSB to electronic form suitable for filing on the Securities and Exchange Commission's EDGAR system. In the previous filing, a number was inadvertently misstated in financial statement footnote number 2 captioned "Concentration of Credit Risk." In accordance with the rules of the Commission, the financial statements and accompanying footnotes are being refiled in their entirety.

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
August 23, 2002, except for Note 13
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

The accompanying notes are an integral part of these financial statements

IMPLANT SCIENCES CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2002 AND 2003

	Common Stock
						Accumulated Other Comprehensive Income	Treasury Stock		Notes Receivable from Employees
	Number of shares		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation					Total Stockholders' Equity	Comprehensive Loss
		Amount					Shares	Amount
Balance at June 30, 2001	5,912,770	$591,000	$10,930,000	$(6,604,000)	$—	$—	23,000	$(207,000)	$(188,000)	$4,522,000	$—

Issuance of common stock pursuant to exercise of stock options	68,758	7,000	178,000							185,000
Issuance of common stock pursuant to exercise of warrants	70,900	7,000	631,000							638,000
Issuance of common stock pursuant to employee stock purchase plan	3,124	—	22,000							22,000
Issuance of common stock pursuant to private financing agreement, net of issuance costs	145,349	15,000	1,076,000							1,091,000
Stock-based compensation			217,000		(9,000)					208,000
Unrealized gain on available for sale securities						45,000			—	45,000	45,000
Repayment of notes receivable from employees									50,000	50,000
Sale of treasury stock			46,000				(23,000)	207,000		253,000
Preferred distribution			530,000	(530,000)			—	—		—
Net loss				(2,194,000)						(2,194,000)	(2,194,000)

Balance at June 30, 2002	6,200,901	620,000	13,630,000	(9,328,000)	(9,000)	45,000	—	—	(138,000)	4,820,000	(2,149,000)

Issuance of common stock pursuant to exercise of stock options	23,000	3,000	97,000						(85,000)	15,000
Issuance of common stock pursuant to exercise of warrants	2,000	—	18,000							18,000
Issuance of common stock pursuant to employee stock purchase plan	5,934	1,000	30,000							31,000
Issuance of common stock pursuant to private financing agreement, net of issuance costs	8,721	—	41,000							41,000
Value of Beneficial Conversion Feature and common stock warrants issued in connection with the issuance of the 7% Series A Cumulative Convertible Preferred Stock			665,000							665,000
Accretion of the beneficial conversion feature and common stock warrants in connection with the Series A Preferred Stock				(696,000)						(696,000)
Conversion of 7% Series A Cumulative Convertible Preferred Stock and related accrued dividends into common stock	409,600	41,000	1,035,000							1,076,000
Accretion and Dividends Paid on Series A Preferred Stock			47,000							47,000
Stock-based compensation associated with warrants and nonqualified stock options issued to nonemployees			306,000		2,000					308,000
Unrealized gain on available for sale securities						72,000				72,000	72,000
Value of IPO warrant extension			195,000	(195,000)						—
Net loss				(2,769,000)					—	(2,769,000)	(2,769,000)

Balance at June 30, 2003	6,650,156	$665,000	$16,064,000	$(12,988,000)	$(7,000)	$117,000	—	$—	$(223,000)	$3,628,000	$(2,697,000)

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

        The Company has three (3) major customers that accounted for the following annual revenue:

	Year Ended June 30,
	2002	2003
Company A	$2,850,000	$2,631,000
Company B	1,650,000	1,628,000
Company C	770,000	1,346,000

        At June 30, 2003, these customers accounted for the following amounts of accounts receivable:

Year Ended June 30, 2003
Company A	$301,000
Company B	207,000
Company C	58,000

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

	Year Ended June 30,
	2002	2003
Net loss applicable to common shareholders, asreported	$(2,724,000)	$(3,660,000)
Add: Stock-based employee compensation expense included in reported net loss	—	16,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(343,000)	(559,000)

Pro forma net loss	$(3,067,000)	$(4,203,000)

Basic and Diluted Loss per share:
As reported	$(0.45)	$(0.58)

Pro forma	$(0.51)	$(0.67)

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

(a)
The following are filed as part of this Form 10-KSB/A

(1)
Financial Statements

(2)
Exhibits

Exhibit Number:
*3.2	By-Laws of the Company
*3.3	Articles of Amendment to the Articles of Organization of the Company, dated June 9, 1999
*3.4	Restated Articles of Organization of the Company, dated June 9. 1999
*********3.5	Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible Preferred Stock, dated October 7, 2002
**********3.6	Certificate of Vote of Directors establishing Series B 5% Cumulative Convertible Preferred Stock, dated August 26, 2003.
**4.1	Specimen certificate for the Common Stock of the Company
**4.2	Specimen certificate for the Redeemable Warrants of the Company
***4.3	Specimen certificate for the Units of the Company
*********4.4	Specimen Certificate of the Series A 7% Cumulative Convertible Preferred Stock
**10.1	Employment Agreement with Anthony J. Armini, dated September 26, 1998
**10.2	Employment Agreement with Stephen N. Bunker, dated September 26, 1998
*10.3	Employment Offer Letter to Darlene Deptula-Hicks, dated June 15, 1998
*10.4	Employment Offer Letter to Alan Lucas, dated March 20, 1998
*10.5	Amendment to Employment Offer Letter to Alan Lucas, dated September 24, 1998
*10.6	Form of Employee Agreement on Ideas, Inventions, and Confidential Information used between 1993 and 1995
*10.7	Form of Employee Agreement on Ideas, Inventions, and Confidential Information used in 1993
*10.8	Form of Employee Agreement on Ideas, Inventions, and Confidential Information used between 1997 and 1998
*10.9	Loan Agreement between the Company and US Trust, dated May 1, 1996
*10.10	$100,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
*10.11	$300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated May 1, 1996
*10.12	Guaranty of Loan Agreement between the Company and US Trust, by Anthony J. Armini, dated May 1, 1996
*10.13	Security Agreement between the Company and US Trust, dated May 1, 1996
*10.14	Lessor's Subordination and Consent between the Company and Teacher's Insurance and Annuity Association of America, dated May 1, 1996
*10.15	First Amendment to Loan Agreement between the Company and US Trust, dated July 24, 1997
*10.16	$300,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated July 24, 1997
*10.17	$94,444.40 Commercial Promissory Note signed by the Company in favor of US Trust, dated August 12, 1997
*10.18	Second Amendment to Loan Agreement between the Company and US Trust, dated January 16, 1998

*10.19	$750,000 Commercial Promissory Note signed by the Company in favor of US Trust, dated January 16, 1998
*10.20	Promissory Note signed by Anthony J. Armini in favor of the Company, dated September 26, 1998
*10.21	Shareholders Agreement between NAR Holding Corporation and Anthony J. Armini, dated July 15, 1987
*10.22	Lease between the Company and Teachers Insurance and Annuity Association of America, dated September 29, 1995
*10.23	First Amendment to Lease and Expansion Agreement between the Company and Teachers Insurance and Annuity Association of America, dated July 29, 1998
*10.24	Standard Cooperative Research and Development Agreement between the Company and the Naval Research Laboratory, dated January 21, 1997
*10.25	Cooperative Agreement between the Company and the United States of America US Army Tank-Automotive and Armaments Command Armament Research, Development and Engineering Center, dated September 30, 1997(1)
*10.26	Vendor Agreement Memorandum between the Company and Osteonics, dated February 2, 1998(1)
*10.27	Sample Purchase Order between the Company and MicroSpring Company, Inc., dated October 24, 1996(1)
*10.28	Asset Purchase Agreement between the Company and Falex Corporation, dated November 17, 1995(1)
*10.29	Settlement between the Company and Erik Akhund, dated July 1, 1998
*10.30	1992 Stock Option Plan
*10.31	Form of Stock Option Agreement under the 1992 Stock Option Plan
*10.32	1998 Incentive and Nonqualified Stock Option Plan
**10.33	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
**10.34	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
**10.35	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan
*10.36	Form of Lock-Up Agreement
**10.37	Agreement Appointing Transfer Agent and Registrar between the Company and American Securities and Transfer & Trust, Inc., dated October 19, 1998
**10.38	Certification of Corporate Secretary dated October 19, 1998 concerning Agreement Appointing Transfer Agent and Registrar between the Company and American Securities Transfer & Trust, Inc.
**10.39	Research and Development Agreement between the Company and Guidant Corporation, dated May 20, 1998
**10.40	Letter Agreement between the Company and Guidant Corporation, dated September 29, 1998(1)
***10.41	Form of Medical Advisory Board Agreement
***10.42	Form of Loan Agreement, dated January 7, 1999, between the Company and the following employees in the following amounts: Donald J. Dench ($12,500), Diane J. Ryan ($12,500), Mark and Kathleen Gadarowski ($12,500), Gregory Huntington, Sr. ($12,500), Leonard DeMild ($25,000), Michael Nelson ($12,500), Richard Sahagian ($12,500), Darryl Huntington ($12,500), Dennis Gadarowski ($12,500) and David Santos ($12,500)
***10.43	Terms and Conditions from Sample Purchase Order between the Company and Biomet, Incorporated

****10.44	Unit and Warrant Agreement between the Company and American Securities Transfer & Trust, Inc., dated April 9, 1999
*10.45	Agreement between the Company and U.S. Army Space and Missile Defense Command, dated May 27, 1999
*****10.46	Second Amendment to Lease and Extension Agreement
*****10.47	Sublease Agreement
*****10.48	Consent to Sublease Agreement
******10.52	Distribution Agreement, dated January 26, 2000, by and between Implant Sciences Corporation and MedTec Iowa, Inc.(1)
******10.53	Stock Purchase Agreement, dated March 2, 2000, by and between Implant Sciences Corporation and MedTec Iowa, Inc.
******10.54	Research and Development Agreement, dated March 13, 2000, by and between Implant Sciences Corporation and Cardiotech International, Inc.
******10.55	Amendment to Distributorship Agreement between Med-Tec Iowa, Inc., and Implant Sciences Corporation dated 26 January 2000
*******10.56	Line of Credit Letter Agreement, dated October 10, 2001, by and between Implant Sciences Corporation and Cardiotech International Inc.
*******10.57	$500,000 Line of Credit Term Grid Note, dated October 10, 2001, by and between Implant Sciences Corporation and Cardiotech International Inc.
*******10.58	Security Agreement, dated October 10, 2001, by and between Implant Sciences Corporation and Cardiotech International Inc.
*******10.59	Guaranty of Line of Credit between Implant Sciences Corporation and Cardiotech International Inc. by Anthony J. Armini, dated October 10, 2001
*******10.60	Subordination and Intercreditor Agreement by and between Cardiotech International Inc. and Anthony J. Armini,, Mark Gadarowski, Dennis Gadarowski, Richard Sahagian, and Daryl Huntington, dated October 10, 2001
*******10.61	Consent of Citizens Bank to Line of Credit Agreement by and between Implant Sciences Corporation and Cardiotech International, Inc., dated October 10, 2001
*******10.62	Modification Agreement by and between Implant Sciences Corporation and Citizens Bank of Massachusetts, dated October 11, 2001
*******10.63	Deposit Pledge Agreement by and between Implant Sciences Corporation and Citizens Bank of Massachusetts, dated October 11, 2001
*******10.64	Deposit Pledge Agreement by and between Stephen Bunker and Citizens Bank of Massachusetts, dated October 11, 2001
*******10.65	Limited Guaranty of Commercial Promissory Note between Implant Sciences Corporation and Citizens Bank of Massachusetts by Stephen Bunker, dated October 11, 2001
*******10.66	Deposit Account Control Agreement by and between Implant Sciences Corporation and Citizens Bank of Massachusetts, dated October 11, 2001
*******10.67	Deposit Account Control Agreement by and between Stephen Bunker and Citizens Bank of Massachusetts, dated October 11, 2001
********10.68	Letter Agreement between Implant Sciences Corporation and Darlene Deptula-Hicks dated May 1, 2001
*********10.69	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. dated October 7, 2002
**********10.69.1	Amendment #1 to Item 10.69
*********10.70	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. dated October 7, 2002
*********10.71	Common Stock Purchase Warrant for 55,000 shares issued to Laurus Master Fund, Ltd. dated October 7, 2002

**********10.72	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, dated August 28, 2003
**********10.73	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. dated August 28, 2003
**********10.74	Common Stock Purchase Warrant for 70,000 shares issued to Laurus Master Fund, Ltd. dated August 28, 2003
*21.1	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP Independent Certified Public Accountants, filed herewith
23.2	Consent of Ernst & Young, LLP Independent Certified Public Accountants, filed herewith
**********24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998, and is incorporated herein by reference.
**	Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998, and is incorporated herein by reference.
***	Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999, and is incorporated herein by reference.
****	Previously filed in Amendment No. 3 to the Registration Statement, filed on April 30, 1999, and is incorporated herein by reference.
*****	Previously filed in Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, filed on February 14, 2000, and is incorporated herein by reference.
******	Previously filed in Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed on May 11, 2000, and is incorporated herein by reference.
*******	Previously filed in Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, filed on October 15, 2001, and is incorporated herein by reference.
********	Previously filed in Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, filed on February 8, 2002, and is incorporated herein by reference.
*********	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2002 filed on October 15, 2002 and is incorporated herein by reference
**********	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2003 filed on September 29, 2003 and is incorporated herein by reference
(1)	Filed under application for confidential treatment.
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

IMPLANT SCIENCES CORPORATION

Date: October 1, 2003	/s/ ANTHONY J. ARMINI Anthony J. Armini President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 1, 2003	/s/ ANTHONY J. ARMINI Anthony J. Armini President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)
Date: October 1, 2003	*/s/ DIANE J. RYAN Diane J. Ryan VP Finance and CFO (Principal Financial and Accounting Officer)
Date: October 1, 2003	*/s/ STEPHEN N. BUNKER Stephen N. Bunker Vice President and Chief Scientist, Director
Date: October 1, 2003	*/s/ MICHAEL SZYCHER Michael Szycher, Director
Date: October 1, 2003	*/s/ SHAUN CAVE Shaun Cave, Director
Date: October 1, 2003	*/s/ DAVID EISENHAURE David Eisenhaure, Director

* by Anthony J. Armini, Attorney In Fact

QuickLinks

EXPLANATORY NOTE
  ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Auditors
Report of Independent Auditors
BALANCE SHEET
STATEMENTS OF OPERATIONS
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
  ITEM 13. EXHIBIT INDEX
SIGNATURES