Form 10-Q
period 2003-09-30
IMPLANT SCIENCES CORP
filed 2003-11-13
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ending September 30, 2003

or

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

YES   ☒    NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 31, 2003
Common Stock, $.10 par value	6,948,746

Transitional small business disclosure format (check one):

YES   ☐    NO   ☒

This document consists of 22 pages.

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2003	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$1,604,000	$959,000
Accounts receivable, net	974,000	778,000
Inventories	518,000	473,000
Investments - available for sale securities	204,000	177,000
Prepaid and other current assets	40,000	33,000
Total current assets	3,340,000	2,420,000

Property and equipment, net	4,721,000	4,741,000
Amoritzable intangible assets, net (Note 10)	937,000	—
Other non-current assets, net	132,000	136,000

Total assets	$9,130,000	$7,297,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$634,000	$749,000
Accrued expenses	524,000	669,000
Current portion of long-term debt	1,614,000	1,269,000
Obligations under capital leases	5,000	5,000
Total current liabilities	2,777,000	2,692,000

Long-term liabilities:
Noncurrent obligations under capital lease	9,000	11,000
Long-term debt	513,000	—
Total liabilities	3,299,000	2,703,000

Convertible preferred stock: 5,000,000 shares authorized
7% Series A Cumulative Convertible Preferred Stock, $10 stated value; 250,000 shares designated; 45,125 and 150,000 Series A shares issued and outstanding at September 30, 2003 and June 30, 3003, respectively	258,000	966,000
5% Series B Cumulative Convertible Preferred Stock, $10 stated value; 200,000 shares designated; 200,000 and 0 Series B shares issued and outstanding at September 30, 2003 and June 30, 3003, respectively	1,001,000	—
Stockholders' equity:
Common stock, $.10 par value; 20,000,000 shares authorized; 6,918,246 and 6,650,156 issued and outstanding as of September 30, 2003 and June 30, 2003, respectively	692,000	665,000
Additional paid-in capital	18,283,000	16,064,000
Accumulated deficit	(14,186,000)	(12,988,000)
Deferred compensation	(139,000)	(7,000)
Accumulated other comprehensive income	144,000	117,000
Notes receivable from employees	(222,000)	(223,000)

Total stockholders' equity	4,572,000	3,628,000

Total liabilities and stockholders' equity	$9,130,000	$7,297,000

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Revenues:
Product revenues:
Medical	$1,014,000	$1,194,000
Semiconductor	259,000	209,000
Government contracts	363,000	172,000
Total revenues	1,636,000	1,575,000

Costs and expenses:
Cost of product revenues	970,000	1,055,000
Cost of government contracts	190,000	172,000
Total costs and expenses	1,160,000	1,227,000

Gross margin	476,000	348,000

Operating expenses:
Research and development	482,000	416,000
Selling, general and administrative	706,000	522,000
Total operating expenses	1,188,000	938,000

Loss from operations	(712,000)	(590,000)

Other income (expense):
Interest income	5,000	4,000
Interest expense	(43,000)	(5,000)
Equity loss in Epsilon Medical	(4,000)	—
Total other income (expense)	(42,000)	(1,000)

Net loss	(754,000)	(591,000)

Preferred distribution, dividends and accretion (Note 8)	(444,000)	—

Net loss applicable to common shareholders	$(1,198,000)	$(591,000)

Net loss per share
Per share - basic and diluted
Net loss	(0.11)	(0.10)
Preferred distribution	(0.07)	—
Net loss per share applicable to common shareholders	$(0.18)	$(0.10)

Weighted average common shares outstanding used in computing basic and diluted earnings per share	6,794,229	6,216,080

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2003	2002

Cash flows from operating activities
Net loss	$(754,000)	$(591,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255,000	211,000
Stock-based compensation expense	138,000	—
Equity in loss in Epsilon Medical	4,000	—
Changes in assets and liabilities:
Accounts receivable	(196,000)	87,000
Inventories	(45,000)	(125,000)
Prepaid and other current assets	(7,000)	(33,000)
Accounts payable	(115,000)	267,000
Accrued expenses	(164,000)	(71,000)

Net cash used in operating activities	(884,000)	(255,000)

Cash flows from investing activities
Purchase of property and equipment	(166,000)	(157,000)
Other non-current assets	—	(17,000)

Net cash used in investing activities	(166,000)	(174,000)

Cash flows from financing activities
Proceeds from common stock	25,000	50,000
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,822,000	—
Repayments of long-term debt	(54,000)	(44,000)
Repayments of capital lease obligations	(2,000)	(3,000)
Repayments of equipment financing	(96,000)	—

Net cash provided by financing activities	1,695,000	3,000

Net increase (decrease) in cash and cash equivalents	645,000	(426,000)
Cash and cash equivalents, beginning	959,000	979,000
Cash and cash equivalents, ending	$1,604,000	$553,000

Noncash Investing and Financing Activity:
Issuance of Series B warrants	$125,000	$—
Noncash beneficial conversion feature - Series B	$768,000	$—
Conversion of Series A Cumulative Convertible Preferred stock and accrued dividends into common stock	$1,049,000	$—
Value of amortizable intangible asset acquired in exchange for long term note payable	$1,007,000	$—
Accretion of 7% Series A Cumulative Convertible Preferresd Stock dividends, beneficial conversion feature and warrants	$363,000	$—
Accretion of 5% Series B Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$72,000	$—

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.     Description of Business

Implant Sciences Corporation (the “Company”) develops products for the medical device and explosives detection industry using ion implantation and thin film coatings of radioactive and non-radioactive materials.  The Company has received Food and Drug Administration 510(k) clearance to market its I-Plant™ Iodine-125 radioactive seed for the treatment of prostate cancer.  The Company also has under development interventional cardiology devices and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty).  In addition, the Company modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry.  Additionally, the Company is developing an explosives detection device to be used in the detection of trace residues of explosives.

2.     Interim Financial Statements

The financial information for the three months ended September 30, 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for this period.  The results of operations and cash flows for the three months ended September 30, 2003 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-QSB should be read in conjunction with our audited financial statements, included in our Form 10-KSB/A as of and for the year ended June 30, 2003 filed with the Securities and Exchange Commission on October 1, 2003.

3.              Stock-based Compensation

The Company accounts for its employee stock based compensation arrangements under the provisions of Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” under APB 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.

The Company has elected to use the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, the Company’s net loss would have increased to the pro forma amounts indicated as follows:

	Three Months Ended September 30,
	2003	2002

Net loss applicable to common shareholders, as reported	$(1,198,000)	$(591,000)

Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders, net of tax	133,000	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(82,000)	(35,000)

Pro forma net loss applicable to common shareholders	$(1,147,000)	$(626,000)

Net loss applicable to common shareholders per basic and dilutive shares:
As reported	$(0.18)	$(0.10)
Pro forma	$(0.17)	$(0.10)

In August 2003, the Company issued 45,550 shares of restricted common stock to employees in lieu of raises.  These shares of restricted stock were unregistered and subject to forfeiture if the employee’s employment with the Company ceased prior to January 2, 2004.  Additionally the shares may not be sold, transferred or assigned until August 2004.  The Company recorded deferred compensation of $265,000 related to this transaction.  This amount is being amortized over the four month vesting period.  During the quarter ended September 30, 2003, the Company recorded $133,000 in compensation expense.

The Company granted 2,000 warrants to purchase common stock to a consultant in exchange for services, during the three months ended September 30, 2003.  The Company recorded approximately $5,000 in expense associated with this issuance for the three months ended September 30, 2003.  The Company estimated the fair value of the common stock warrants using the Black-Scholes option-pricing model.  The Company estimated the fair value of the warrants using the following input assumptions:

Volatility	67.5%
Dividend yield	0%
Risk-free interest rate	2.87%
Expected lives	5 years

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

5.              Comprehensive Income

The Company has accumulated other comprehensive income resulting from the unrealized gain on an investment in marketable equity securities of CardioTech International Inc. (Note 9) which is recorded in the stockholders’ equity section of the balance sheet.  Comprehensive income is summarized below:

	Three Months Ended September 30,
	2003	2002

Net loss	$(754,000)	$(591,000)
Other comprehensive income	27,000	24,000

Comprehensive loss	$(727,000)	$(567,000)

6.              Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred.  Invoicing of research and development contracts occurs in accordance with the terms of the contract.  Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At September 30, 2003 and June 30, 2003, unbilled accounts receivable represented approximately 22% and 10% of total accounts receivable, respectively.  Generally, there are no prerequisites necessary to bill.

7.              Credit Arrangements

In June, 2003, the Company purchased a MC3, mass-analyzed ion implanter and wafer handling end-station (the “System”) from Axcelis Technologies, Inc. (“Axcelis”) for a price of $1,300,000.  The Company has financed the System with Axcelis via monthly installments of approximately $43,000 beginning July 2003 and continuing through December 31, 2003.  Interest is being calculated at prime plus 6.25%.  The Company must make a lump sum payment for the unpaid balance of the purchase price of approximately $1,109,000 not later than December 31, 2003.  Title for the equipment shall remain with Axcelis until the system is paid in full.  Should the Company fail to pay the balance in full, Axcelis has the right to recover the system from the Company.  The value of the equipment is included in property and equipment.  The Company is attempting to refinance this note payable prior to December 31, 2003.  In the event that the Company is unable to refinance the equipment, it will be returned to Axcelis.  As of September 30, 2003, the unpaid balance on this equipment is approximately $1,174,000, all of which is classified as current.

8.              Private Placement

On October 7, 2002, the Company issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock (“Series A”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd.  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000.  The terms of the Series A provide for repayment of outstanding principal and accrued dividends in either cash or with shares of the Company’s common stock, at the Company’s option, over a 14 month period beginning February 1, 2003.  If the Company elects to convert into shares of the Company’s common stock, the common stock will be valued at $5.19 per share.  However, if the closing price of the Company’s common stock for any of the 11 trading days prior to a monthly repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02 and Laurus Master Fund, Ltd. will be permitted to convert such part of the monthly payment, up to the amount the Company elected to repay, into shares of common stock.  Any part of the monthly amount not converted into common stock shall be paid in cash on the following monthly repayment date.  The Company also granted the investor a security interest in substantially all of the Company’s assets.  In connection with the issuance of the Series A, the investor received a warrant to purchase 55,000 shares of the Company’s common stock.  The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $6.23 per share.

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

The Company valued the Series A at issuance at $1,434,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $128,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at April 7, 2004.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the three month period ended September 30, 2003, approximately $362,000 was amortized.

During the three months ended September 30, 2003, Laurus redeemed 104,875 shares of Series A into 211,500 shares of the Company’s common stock, at conversion prices ranging from $4.21 to $5.19 per share, into $1,049,000 of outstanding principal and approximately $8,000 of accrued interest.  As of September 30, 2003, the principal balance outstanding of the Series A was approximately $451,000.  The conversion of accrued interest into common stock resulted in additional dividend expense of $4,000 during the quarter, in excess of 7% stated interest rate.

On August 28, 2003, the Company issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,000,000 in gross proceeds, less a management and placement agent fee of approximately $108,000, and related transaction costs of approximately $70,000.  The terms of the Series B provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series B commences on December 1, 2003.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  However, if the closing price for any of the 11 trading days preceding a repayment date is less than $6.00, the Company would be required to pay such monthly amount in cash at 105% of the monthly obligation.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $5.50.  The Company also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series B to the subsequent financier.  The Company will utilize the proceeds of this financing to commercialize its explosives detection system and for general working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series B contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series B and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $768,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of March 1, 2005, using the effective interest method.

The Company valued the Series B at issuance to be $929,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $1,822,000 ($178,000 of issuance costs incurred), amount allocated to warrants of $125,000, and the amount of the discount related to the value of beneficial conversion feature of $768,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,000,000 at March 1, 2005.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the period ended September 30, 2003, approximately $72,000 was amortized.  As of September 30, 2003, the outstanding principal of the Series B was $2,000,000.  For the three months ended September 30, 2003, the Company accrued approximately $9,000 of dividends.

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

Accounts receivable from related parties as of September 30, 2003 consisted of a loan of $138,000 to the Company’s chief executive officer, which was used to exercise options for 50,000 shares of the Company’s common stock on December 9, 1997.  The loan is due and payable December 9, 2003.  This transaction is reported as a reduction of stockholders’ equity.

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology.  In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share.  The final cash payment of $35,000 has been accrued at September 30, 2003.  Through September 30, 2003, the Company acquired 60,000 shares of common stock of CardioTech at a price of $1.00 per share.  As of September 30, 2003, the fair market value of the CardioTech shares held as investment is $204,000.  At September 30, 2003, the Company is obligated to purchase 40,000 shares of common stock at $1.00 per share.  CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.  To date, the Company has not purchased these shares.

10.       MED-TEC

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the 2000 Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor will work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The Company will pay the distributor an average of approximately $39,000 per month over the 28 months, beginning September 1, 2003.  As of September 30, 2003, the outstanding principal balance is approximately $953,000.  For the three months ended September, 20, 2003, the Company recorded approximately $9,000 of interest expense relating to this transaction.

The present value of this asset was recorded as approximately $1,007,000, using a rate of 10.24%, and will be amortized evenly over its estimated useful life of 29 months.  As of September 30, 2003, approximately $70,000 of amortization expense was recognized.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Form 10-KSB/A for the year ended June 30, 2003.  In addition to historical information, this Form 10-QSB contains forward-looking statements.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports and Annual Reports filed by the Company in fiscal 2003 and 2004.

Results of Operations

Comparison for the three months ended September 30, 2003 and 2002

Revenues.  Total revenues for the three months ended September 30, 2003 were $1,636,000 as compared to $1,575,000 for the comparable prior year period, an increase of $61,000 or 4%.  The increase is attributable primarily to the revenue recognized from new government contracts to develop new applications and products using our Laser Ion Mobility Spectrometry (“IMS”) technology.  Our Laser IMS technology is the platform technology used in our explosives detection devices.  Government contracts revenues increased by $191,000 or 111% for the quarter ended September 30, 2003 as compared with the same period last year.  Our grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application.  We have been successful in obtaining SBIR grants in fiscal 2003 and 2002.  We expect to continue to seek continuation or replacement of our existing SBIR grants during fiscal 2004 and beyond

Revenues from semiconductors for the three months ended September 30, 2003 were $259,000 as compared to $209,000 for the comparable prior year period, an increase of $50,000 or 24%.  The increase was primarily attributable to an increase in semiconductor production jobs and the addition of new customers who require outsourced ion implantation services for research and development activities.  We believe that fluctuations in sales in our semiconductor business from quarter-to-quarter are normal occurrences, however we do believe that moderate growth will continue to be achieved.

These increases in revenue were offset by reduced revenues of the I-PlantTM prostate seed.  Sales for the three months ended September 30, 2003 were approximately $631,000 as compared to $698,000 for the comparable prior year period, a decrease of $67,000 or 10%.  The decrease in prostate seed revenues was due to continued downward pricing pressure, which has been experienced throughout the industry, leading to a reduction in our price per seed.  We also experienced a 13% decrease in the volume of seeds sold as a result of competitive market forces, price wars, ongoing consolidation, and changes in seed reimbursement by insurance companies.  Management believes this trend of downward pricing pressures may continue.

In the fourth quarter of fiscal 2003, management hired a new director of national sales in order to open new channels of distribution for sales of our prostate seeds and to assist our current distributors in growing the volume of seeds sold.  In the first quarter of fiscal 2004, the Company entered into a new agreement with MED-TEC, our former exclusive distributor of I-Plant prostate seeds to replace the original Distributor Agreement, which had expired.  This new agreement outlines an orderly transition of the direct sales responsibilities for the I-Plant prostate seed to the Company.  Management believes this direct marketing and sales program will put the sales process in the complete control of the Company, result in an immediate increase in gross margin per brachytherapy seed, and expand the Company’s distribution channel targeting the radiation oncology market.  As a result, MED-TEC will work cooperatively with the Company to transition its customers and marketing materials directly to Implant Sciences and MED-TEC also agreed not to compete with the Company for a period of three years.  Implant Sciences is paying MED-TEC an average of approximately $39,000 per month over a period of 28 months, beginning September 1, 2003.  As of September 30, 2003, the outstanding principal balance is approximately $953,000.

Revenues from medical and industrial coatings for the three months ended September 30, 2003 were $383,000 as compared to $496,000 for the comparable prior year period, a decrease of $113,000 or 23%.  The decrease in revenues from medical and industrial coatings is due primarily to a $73,000 decrease in industrial coating sales resulting from certain customers pursuing different product processes not requiring radiopacity and the completion of a sizeable development program for a customer in fiscal 2002.  Medical coatings revenues for the three months ended September 30, 2003 decreased by $39,000 or 9% as compared with the comparable prior year period.  This decrease is due to the disruption related to relocation of our customer’s production facility to a new location.  Less than 5% of all revenues were derived from foreign sources.

Combined sales to our two major customers, the Howmedica/Osteonics Division of Stryker Corporation and MED-TEC Iowa, our former exclusive distributor of prostate seeds, accounted for 61% and 70% of revenue for the three months ended September 30, 2003 and 2002, respectively.  As a result of the non-compete agreement with MED-TEC, sales to this customer will end in October 2003, as we begin to directly bill our prostate seed customers.  Our government contract and grant revenue accounted for 22% and 11% of revenue for the three months ended September 30, 2003 and 2002, respectively.  Government contract and grant revenue as a percentage of total revenues increased as a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology

Cost of Sales.  Cost of sales for the three months ended September 30, 2003 was $1,160,000 as compared to $1,227,000 for the comparable prior year period, a decrease of $67,000 or 5%.  Included in these costs is approximately $46,000 of non-cash stock-based compensation.  This decrease in cost is primarily attributable to a decrease in labor and benefit expenses resulting from a reduction of the workforce and reduction of costs relating to prostate seed manufacturing.  As a percentage of product revenues, the cost of medical and semiconductor product revenues increased slightly to 76% for the three months ended September 30, 2003 as compared to 75% for the comparable prior year period.  Cost of government contracts for the three month period ended September 30, 2003 was $190,000 as compared to $172,000 for the comparable prior year period, an increase of $18,000 or 10%.  This increase is a result of the increased expenses related to the award of new contracts in the first quarter of fiscal 2004.  During the fiscal quarters ended September 30, 2003 and 2002, we utilized Small Business Innovative Research grants as a source of funding for our research and development efforts.  Our obligation with respect to these grants is to perform the research on a best-efforts basis.

Research and Development.  Research and development expense for the three months ended September 30, 2003 was $482,000 as compared to $416,000 for the comparable prior year period, an increase of $66,000 or 16%.  This increase is primarily the result of continued development work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments and $39,000 of non-cash stock-based compensation.

Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended September 30, 2003 were $706,000 as compared to $522,000 for the comparable prior year period, an increase of $184,000 or 35%.  Selling, general and administrative expenses included $48,000 and $0 of noncash stock-based compensation recorded in connection with the issuance of stock to employees and warrants to an outside agent, and depreciation and amortization expenses of $100,000 and $19,000, in the three months ended September 30, 2003 and 2002, respectively.  This increase in amortization expense is a result of the amortization of the MED-TEC non-compete agreement , which is being amortized over a 29 month period beginning July 31, 2003.  Net of the noncash stock-based compensation, and depreciation and amortization, general and administrative expenses increased by $55,000 or 11%.  This increase reflects our addition of certain administrative personnel needed to support our continued growth and increased travel and trade show costs relating to the marketing our products.  However, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

Other Income and Expenses, Net.  For the three month period ended September 30, 2003, we recorded other expense, net of $42,000 as compared to other expense, net of $1,000 in the comparable prior year period.  The increase is primarily a result of the interest payments relating to the equipment financing with Axcelis Technologies and the MED-TEC agreement.

Net Loss.  Net loss for the three months ended September 30, 2003 was $754,000 as compared to $591,000 for the comparable prior year period, an increase of $163,000 or 28%.  Net loss for September 30, 2003 includes an approximate charge of $138,000 related to stock based compensation as compared to $0 in the comparable prior year period.  Accordingly, the net loss for the period ended September 30, 2003, before giving effect to the charge for stock-based compensation is $616,000 as compared to $591,000 for the comparable prior year period.  This increase in net loss is attributable, in part, to the marked increase in research and development expenses relating to the continued development work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments.

Additionally, during the period ended September 30, 2003, accretion of dividends, the beneficial conversion feature and amortization of warrants relating to the Series A in the amount of $363,000, and $81,000 relating to the Series B, was recognized as a preferred distribution.  The effect of these transactions had no overall effect on stockholders’ equity or cash, but increased net loss per share applicable to common shareholders by $0.07 per share.  The basic and diluted net loss per share applicable to common shares for the period ended September 30, 2003 was ($0.18) per share as compared to ($0.10) per share for the comparable prior year period, an increase in net loss applicable to common shares per share of $0.08 or 80%.

Liquidity and Capital Resources

As of September 30, 2003 we had approximately $1,604,000 in cash in the form of cash and cash equivalents.  During the three months ended September 30, 2003, operating activities used cash of approximately $884,000.  Net cash used by operating activities primarily reflects the net loss of $754,000, a $45,000 increase in inventory, a $7,000 increase in prepaid and other current assets, a $115,000 decrease in accounts payable, a $164,000 decrease in accrued expenses and a $196,000 increase in accounts receivable; offset by depreciation and amortization of $255,000 and stock-based compensation expense of $138,000.  During the three months ended September 30, 2003, investing activities used cash of approximately $166,000, primarily attributable to the purchase of property and equipment.  During the three months ended September 30, 2003, financing activities provided approximately $1,695,000 in cash.  Net cash provided by financing activities primarily includes net proceeds from the Series B preferred stock and the exercise of stock options offset by payments on our capital lease, non-compete agreement and equipment financing.

On October 7, 2002, the Company issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock (“Series A”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd.  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000.  The terms of the Series A provide for repayment of outstanding principal and accrued dividends in either cash or with shares of the Company’s common stock, at the Company’s option, over a 14 month period beginning February 1, 2003.  If the Company elects to convert into shares of the Company’s common stock, the common stock will be valued at $5.19 per share.  However, if the closing price of the Company’s common stock for any of the 11 trading days prior to a monthly repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02 and Laurus Master Fund, Ltd. will be permitted to convert such part of the monthly payment, up to the amount the Company elected to repay, into shares of common stock.  Any part of the monthly amount not converted into common stock shall be paid in cash on the following monthly repayment date.  The Company also granted the investor a security interest in substantially all of the Company’s assets.  In connection with the issuance of the Series A, the investor received a warrant to purchase 55,000 shares of the Company’s common stock.  The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $6.23 per share.

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

The Company valued the Series A at issuance at $1,434,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $128,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at April 7, 2004.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the three month period ended September 30, 2003, approximately $362,000 was amortized.

During the three months ended September 30, 2003, Laurus redeemed 104,875 shares of Series A into 211,500 shares of the Company’s common stock, at conversion prices ranging from $4.21 to $5.19 per share, into $1,049,000 of outstanding principal and approximately $8,000 of accrued interest.  As of September 30, 2003, the principal balance outstanding of the Series A was approximately $451,000.  The conversion of accrued interest into common stock resulted in additional dividend expense of $4,000 during the quarter, in excess of 7% stated interest rate.

On August 28, 2003, the Company issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,000,000 in gross proceeds, less a management and placement agent fee of approximately $108,000, and related transaction costs of approximately $70,000.  The terms of the Series B provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series B commences on December 1, 2003.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  However, if the closing price for any of the 11 trading days preceding a repayment date is less than $6.00, the Company would be required to pay such monthly amount in cash at 105% of the monthly obligation.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $5.50.  The Company also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series B to the subsequent financier.  The Company will utilize the proceeds of this financing to commercialize its explosives detection system and for general working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series B contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series B and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $768,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of March 1, 2005.

The Company valued the Series B at issuance at $929,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $1,822,000 ($178,000 of issuance costs incurred), amount allocated to warrants of $125,000, and the amount of the discount related to the value of beneficial conversion feature of $768,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,000,000 at March 1, 2005.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the period ended September 30, 2003, approximately $72,000 was amortized.  As of September 30, 2003, the outstanding principal of the Series B was $2,000,000.  For the three months ended September 30, 2003, the Company accrued approximately $9,000 of dividends.

We are developing several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities.  The systems use our proprietary Laser IMS technology, which includes the use of laser beams in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air.  This project has been ongoing since approximately May 1999.  In November 2001, we developed a portable prototype and in December 2001 we demonstrated it to the U.S. Department of Transportation.  Following this demonstration, we decided to pursue the technology.  At present, we are developing both portable and bench-top systems for use in airports and Department of Defense facilities.  Prototype units have been transported to the Department of Defense and Department of Homeland Security (DHS) for demonstration and evaluation.

The U.S. Navy tested the unit in simulated outdoor conditions and their engineers were satisfied with the results of the tests.  The Transportation Security Administration of the DHS also tested the breadboard system at their technical center in Atlantic City and as a result of these tests, awarded the Company an initial grant of $600,000 to continue development of a pre-prototype to be used at the carry-on checkpoints at U.S, airports.  There can be no guarantee however, that the final production model will pass the government tests or that the government will purchase any equipment from the Company.

This project is currently being undertaken by both our internal scientists and certain outside contractors.  The development of new applications is typically funded through government grants or internal funding.  Originally, we funded a research and development program for the electronic detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines.  Since March 2000, we have received seven contracts totaling approximately $2,400,000 for detection of toxic chemicals or explosives from agencies such as the Departments of the Army, Air Force, Marine Corps and Navy; as well as the National Institutes of Health.  On August 12, 2002, we signed a Cooperative Research and Development Agreement with an agency of the Department of Transportation which will permit us and the government to exchange critical test data and for us to deliver a certain number of units to the Department of Transportation for independent evaluation and field testing.

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

As of September 30, 2003, we were conducting our operations with approximately $1,604,000 in cash and cash equivalents.  We estimate such amounts combined with our cash flow from operations will be sufficient to fund our working capital in the next twelve months.  This does not include the obligation to Axcelis Technologies of approximately $1,174,000.  The Company is working on obtaining financing for this obligation.  Future expenditures for research and product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of September 30, 2003, are as follows:

	Capital Lease	Operating Leases	Axcelis Technologies, Inc. (1)	MED-TEC	Total
Year ending June 30:
2004	$5,000	$331,500	$1,174,000	$347,000	$1,857,500
2005	5,000	531,000		394,000	930,000
2006	4,000	568,000		212,000	784,000
2007	—	569,000			569,000
2008	—	570,000			570,000
Thereafter	—	285,000			285,000
Total	$14,000	$2,854,500	$1,174,000	$953,000	$4,995,500

(1)  Future obligations may increase or decrease depending on the Company’s ability to refinance this obligation.  Title for the equipment shall remain with Axcelis until the system is paid in full.  Should the Company fail to pay the balance in full, Axcelis has the right to recover the system from the Company

The Company is also obligated to purchase 40,000 shares of common stock of CardioTech at $1.00 per share pursuant to a research and development agreement (Note 9).

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the financial statements included in Item 7 of our Form 10-KSB/A No. 1 as of June 30, 2003.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.  There has been no change to our critical accounting policies during the quarter ending September 30, 2003.

Item 3.    Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended September 30, 2003, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

There were not significant changes in our internal controls or in other factors that could significantly affect these controls and subsequent to the date of their most recent evaluation.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

On October 7, 2002, the Company issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock (“Series A”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd.  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000.  The terms of the Series A provide for repayment of outstanding principal and accrued dividends in either cash or with shares of the Company’s common stock, at the Company’s option, over a 14 month period beginning February 1, 2003.  If the Company elects to convert into shares of the Company’s common stock, the common stock will be valued at $5.19 per share.  However, if the closing price of the Company’s common stock for any of the 11 trading days prior to a monthly repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02 and Laurus Master Fund, Ltd. will be permitted to convert such part of the monthly payment, up to the amount the Company elected to repay, into shares of common stock.  Any part of the monthly amount not converted into common stock shall be paid in cash on the following monthly repayment date.  The Company also granted the investor a security interest in substantially all of the Company’s assets.  In connection with the issuance of the Series A, the investor received a warrant to purchase 55,000 shares of the Company’s common stock.  The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $6.23 per share.

During the three months ended September 30, 2003, Laurus redeemed approximately 105,000 shares of Convertible Preferred Stock into 210,000 of the Company’s common stock at conversion prices ranging from $4.21 to $5.19 per share.  As of September 30, 2003, the principal balance outstanding of the Convertible Preferred Stock is approximately $451,000.

On August 28, 2003, the Company issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,000,000 in gross proceeds, less a management and placement agent fee of approximately $108,000, and related transaction costs of approximately $70,000.  The terms of the Series B provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series B commences on December 1, 2003.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  However, if the closing price for any of the 11 trading days preceding a repayment date is less than $6.00, the Company would be required to pay such monthly amount in cash at 105% of the monthly obligation.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $5.50.  The Company also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series B to the subsequent financier.  The Company will utilize the proceeds of this financing to commercialize its explosives detection system and for general working capital purposes.

As of September 30, 2003, the outstanding principal of the Series B was $2,000,000.

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

None.

(b)           The registrant has filed no reports on Form 8-K during the quarter ended September 30, 2003.

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: November 13, 2003	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: November 13, 2003	/s/ Diane J. Ryan
Diane J. Ryan
Chief Financial Officer