Form 10QSB
period 2003-12-31
IMPLANT SCIENCES CORP
filed 2004-02-17
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ending December 31, 2003.

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

YES   ☒            NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at January 31, 2004
Common Stock, $.10 par value	7,330,824

Transitional small business disclosure format (check one):

YES ☐	NO ☒

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,879,000	$959,000
Accounts receivable, net	907,000	778,000
Inventories	527,000	473,000
Investments - available for sale securities	324,000	177,000
Prepaid expenses and other current assets	50,000	33,000
Total current assets	4,687,000	2,420,000

Property and equipment, net	4,507,000	4,741,000
Amoritzable intangible assets, net (Note 10)	833,000	—
Other non-current assets, net	179,000	136,000

Total assets	$10,206,000	$7,297,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$579,000	$749,000
Accrued expenses	661,000	669,000
Current portion of long-term debt	945,000	1,269,000
Obligations under capital leases	4,000	5,000
Total current liabilities	2,189,000	2,692,000

Long-term liabilities:
Noncurrent obligations under capital lease	8,000	11,000
Long-term debt	414,000	—
Total liabilities	2,611,000	2,703,000

Convertible preferred stock: 5,000,000 shares authorized:
7% Series A Cumulative Convertible Preferred Stock, $10 stated value; 250,000 shares designated; 150,000 shares issued and outstanding at June 30, 2003	—	966,000
5% Series B Cumulative Convertible Preferred Stock, $10 stated value; 200,000 shares designated; 145,000 issued and outstanding at December 31, 2003	670,000	—
5% Series C Cumulative Convertible Preferred Stock, $10 stated value; 250,000 shares designated; 250,000 shares issued and outstanding at December 31, 2003	1,544,000	—
Stockholders’ equity:
Common stock, $.10 par value; 20,000,000 shares authorized; 7,121,599 and 6,650,156 issued and outstanding as of December 31, 2003 and June 30, 2003, respectively	712,000	665,000
Additional paid-in capital	20,920,000	16,064,000
Accumulated deficit	(15,823,000)	(12,988,000)
Deferred compensation	(568,000)	(7,000)
Accumulated other comprehensive income	224,000	117,000
Notes receivable from employees	(84,000)	(223,000)

Total stockholders’ equity	5,381,000	3,628,000

Total liabilities and stockholders’ equity	$10,206,000	$7,297,000

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenues:
Product and contract research:
Medical	$1,030,000	$1,138,000	$2,044,000	$2,332,000
Semiconductor	208,000	188,000	467,000	397,000
Government contracts and other	651,000	400,000	1,015,000	572,000
Total revenues	1,889,000	1,726,000	3,526,000	3,301,000

Costs and expenses:
Cost of product and contract research revenues	1,009,000	942,000	1,979,000	1,997,000
Cost of government contracts	497,000	357,000	687,000	529,000
Total costs and expenses	1,506,000	1,299,000	2,666,000	2,526,000

Gross margin	383,000	427,000	860,000	775,000

Operating expenses:
Research and development	464,000	452,000	893,000	868,000
Selling, general and administrative	990,000	632,000	1,750,000	1,154,000
Total operating expenses	1,454,000	1,084,000	2,643,000	2,022,000

Loss from operations	(1,071,000)	(657,000)	(1,783,000)	(1,247,000)

Other income (expense)
Interest income	3,000	11,000	7,000	15,000
Interest expense	(36,000)	(6,000)	(78,000)	(11,000)
Equity loss in Epsilon Medical	(3,000)	—	(7,000)	—
Total other income (expense)	(36,000)	5,000	(78,000)	4,000

Net loss	(1,107,000)	(652,000)	(1,861,000)	(1,243,000)
Preferred distribution, dividends and accretion (Note 8)	(530,000)	(201,000)	(973,000)	(201,000)
Net loss applicable to common shareholders	$(1,637,000)	$(853,000)	$(2,834,000)	$(1,444,000)

Net loss per share
Per share - basic and diluted
Net loss	$(0.16)	$(0.10)	$(0.27)	$(0.20)
Preferred distribution	(0.08)	(0.03)	(0.14)	(0.03)
Net loss per share applicable to common shareholders	$(0.23)	$(0.14)	$(0.41)	$(0.23)

Weighted average common shares outstanding basic and diluted	7,029,911	6,229,413	6,912,070	6,222,747

The accompanying notes are an integral part of these condensed financial statements

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities
Net loss	$(1,861,000)	$(1,243,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	564,000	409,000
Stock-based compensation expense	520,000	55,000
Equity in loss in Epsilon Medical	7,000	—
Changes in assets and liabilities:
Accounts receivable	(129,000)	(12,000)
Inventories	(54,000)	(308,000)
Prepaid and other current assets	(17,000)	(27,000)
Accounts payable	(170,000)	317,000
Accrued expenses	(52,000)	(149,000)
Net cash used in operating activities	(1,192,000)	(958,000)

Cash flows from investing activities
Purchase of property and equipment	(155,000)	(201,000)
Investment in for sale securities	(40,000)	—
Other non-current assets	(52,000)	(8,000)
Net cash used in investing activities	(247,000)	(209,000)

Cash flows from financing activities
Proceeds from common stock	172,000	90,000
Proceeds from issuance of Series A preferred stock, net of issuance costs	—	2,099,000
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,818,000	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	2,289,000	—
Repayments of long-term debt	(218,000)	(240,000)
Repayments of capital lease obligations	(3,000)	—
Repayments of equipment financing	(699,000)	—
Net cash provided by financing activities	3,359,000	1,949,000

Net increase in cash and cash equivalents	1,920,000	782,000
Cash and cash equivalents, beginning	959,000	1,014,000
Cash and cash equivalents, ending	$2,879,000	$1,796,000

Noncash Investing and Financing Activity:
Issuance of Series A warrants	$—	$128,000
Noncash beneficial conversion feature - Series A	$—	$537,000
Issuance of Series B warrants	$125,000	$—
Noncash beneficial conversion feature - Series B	$767,000	$—
Issuance of Series C warrants	$210,000	$—
Noncash beneficial conversion feature - Series C	$605,000	$—
Conversion of Series A Cumulative Convertible Preferred stock and accrued dividends into common stock	$1,500,000	$—
Conversion of Series B Cumulative Convertible Preferred stock and accrued dividends into common stock	$550,000	$—
Value of amortizable intangible asset acquired in exchange for long term note payable	$1,007,000	$—
Accretion of 7% Series A Cumulative Convertible Preferresd Stock dividends, beneficial conversion feature and warrants	$556,000	$201,000
Accretion of 5% Series B Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$294,000	$—
Accretion of 5% Series C Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$69,000	$—

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2003

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

2.              Interim Financial Statements

The financial information for the three and six months ending December 31, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods.  The result of operations and cash flows for the three and six months ended December 31, 2003 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-QSB should be read in conjunction with our audited financial statements, included in our Form 10-KSB/A No. 1 as of and for the year ending June 30, 2003 filed with the Securities and Exchange Commission on October 1, 2003.

3.              Stock-based Compensation

The Company accounts for its employee stock based compensation arrangements under the provisions of Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net loss applicable to common shareholders, as reported	$(1,637,000)	$(853,000)	$(2,834,000)	$(1,444,000)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders, net of tax	371,000	55,000	520,000	55,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(302,000)	(195,000)	(452,000)	(230,010)

Pro forma net loss applicable to common shareholders	$(1,568,000)	$(993,000)	$(2,766,000)	$(1,619,010)

Net loss applicable to common shareholders per basic and dilutive shares:
As reported	$(0.23)	$(0.14)	$(0.41)	$(0.23)
Pro forma	$(0.22)	$(0.16)	$(0.40)	$(0.26)

Weighted average common shares outstanding basic and diluted	7,029,911	6,229,413	6,912,070	6,222,747

In August 2003, the Company issued 45,550 shares of restricted common stock to employees in lieu of cash raises.  These shares of restricted stock were subject to forfeiture if the employee’s employment with the Company ceased prior to January 2, 2004.  Additionally the shares may not be sold, transferred or assigned until August 2004.  The Company recorded deferred compensation of $265,000 related to this transaction.  This amount is being amortized over the four month vesting period.  During the three and six months ended December 31 2003, the Company recorded $130,000 and $263,000 in compensation expense reduced by  $2,000 of stock compensation related to forfeitures due to employment terminations.

The Company recorded additional deferred compensation of $739,000 relating to stock options issued below fair market value.  This amount is being amortized over the vesting period of the options which averages 10 years.  During the quarter ended December 31, 2003, the Company recorded $176,000 in compensation expense related to this transaction.

During the three months ended December 31, 2003, the Company granted certain officers a bonus in the form of common stock.  The Company issued 5,500 shares of common stock and recognized approximately $43,000 in compensation expense.

During the three months ended December 31, 2003, the Company issued 4,000 shares of restricted common stock to a consultant in exchange for services.  The company recognized approximately $29,000 in expense associated with the stock granted to this consultant.

The Company granted 1,000 options to purchase common stock to a consultant in exchange for services during the three months ended December 31, 2003.  The Company recorded approximately $3,000 in expense associated with this issuance.  The Company estimated the fair value of the common stock options using the Black-Scholes option-pricing model.  The Company estimated the fair value of the options using the following input assumptions:

Volatility	67.80%
Divident	0%
Risk-free interest rate	3.18%
Expected lives	5 years

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

5.              Comprehensive Income

The Company has accumulated other comprehensive income resulting from the unrealized gain on an investment in marketable equity securities of CardioTech International Inc. (Note 9) which is recorded in the stockholders’ equity section of the balance sheet.  Comprehensive income is summarized below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net Loss	$(1,107,000)	$(652,000)	$(1,861,000)	$(1,243,000)
Other Comprehensive Income	80,000	(3,000)	107,000	(24,000)

Comprehensive Loss	$(1,027,000)	$(655,000)	$(1,754,000)	$(1,267,000)

6.              Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred.  Invoicing of research and development contracts occurs in accordance with the terms of the contract.  Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At December 31, 2003 and June 30, 2003, unbilled accounts receivable represented approximately 24% and 10% of total accounts receivable, respectively.  Generally, there are no prerequisites necessary to bill.

7.              Credit Arrangements

In June, 2003, the Company purchased a MC3, mass-analyzed ion implanter and wafer handling end-station (the “System”) from Axcelis Technologies, Inc. (“Axcelis”) for a price of $1,300,000.  The Company had financed the System with Axcelis via monthly installments of approximately $43,000 beginning July 2003 and continuing through December 31, 2003.  Interest is being calculated at prime plus 6.25%.  In December 2003, the Company made a lump sum payment of approximately $571,000.  The remaining balance of $571,000 has been financed by Axcelis and is due via monthly installments of approximately $98,000 beginning January 2004 and continuing through June 30, 2004.  Title for the equipment shall remain with Axcelis until the system is paid in full.  Should the Company fail to pay the balance in full, Axcelis has the right to recover the system from the Company.  The value of the equipment is included in property and equipment.  As of December 31, 2003, the unpaid balance on this equipment is approximately $571,000, all of which is classified as current.

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

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series A contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series A and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $537,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of April 7, 2004 or the actual conversion date, whichever is earlier.

The Company valued the Series A at issuance at $1,434,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $128,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000.  The Company was accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at April 7, 2004, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the three months ended December 31, 2003, approximately $193,000 was amortized.  As of December 31, 2003, all amounts were fully amortized.

During the three months ended December 31, 2003, Laurus converted 45,125 shares of Series A into 89,643 shares of the Company’s common stock at conversion price of $5.19 per share.  As of December 31, 2003, the principal balance of the Series A has been paid in full.  The conversion of accrued interest into common stock resulted in additional dividends of $6,000 and $3,000 during the three and six months ended December 31, 2003, in excess of 7% stated interest rate.  As of December 31, 2003, all Series A shares had been converted into 672,458 shares of common stock

On August 28, 2003, the Company issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,000,000 in gross proceeds, less a management and placement agent fee of approximately $108,000, and related transaction costs of approximately $70,000.  The terms of the Series B provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series B commenced on December 1, 2003.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  However, if the closing price for any of the 11 trading days preceding a repayment date is less than $6.00, the Company would be required to pay such monthly amount in cash at 105% of the monthly obligation.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $5.50.  The Company also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series B to the subsequent financier.  The Company will utilize the proceeds of this financing to commercialize its explosives detection system and for general working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series B contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series B and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $768,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of March 1, 2005, or the actual conversion date, whichever is earlier.

The Company valued the Series B at issuance to be $929,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $1,822,000 ($178,000 of issuance costs incurred), amount allocated to warrants of $125,000, and the amount of the discount related to the value of beneficial conversion feature of $768,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,000,000 at March 1, 2005, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the period ended December 31, 2003 approximately $222,000 was amortized.

During the three months ended December 31, 2003, Laurus converted 55,000 shares of Series B into 100,000 shares of the Company’s common stock, at a conversion price of $5.50 per share.  As of December 31, 2003, the principal balance outstanding of the Series B was approximately $1,450,000.  For the three months ended December 31, 2003, the Company accrued approximately $24,000 of dividends.

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commences on March 31, 2004.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier.  The Company will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series C contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series C and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $605,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of June 1, 2005, or the actual conversion date, whichever is earlier using the effective interest method.

The Company valued the Series C at issuance to be $1,523,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $210,000, and the amount of the discount related to the value of beneficial conversion feature of $605,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at June 1, 2005, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the period ended December 31, 2003 approximately $69,000 was amortized.  As of December 31, 2003, the outstanding principal of the Series C was $2,500,000.  For the three months ended December 31, 2003, the Company accrued approximately $12,000 of dividends.

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

Accounts receivable from related parties as of September 30, 2003 consisted of a loan of $138,000 to the Company’s chief executive officer, which was used to exercise options for 50,000 shares of the Company’s common stock on December 9, 1997.  This loan has been paid in full as of December 31, 2003.

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology.  In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share.  The final cash payment of $35,000 was made in quarter ended December 31, 2003.  In the three month period ended December 31, 2003, the Company acquired an additional 40,000 shares of common stock of CardioTech at a price of $1.00 per share, for a total of 100,000 shares.  As of December 31, 2003, the fair market value of the CardioTech shares held as investment is $540,000.  CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

10.       MED-TEC

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the 2000 Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor will work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The Company will pay the distributor an average of approximately $39,000 per month over the 28 months, beginning September 1, 2003.  As of December 31, 2003, the outstanding principal balance is approximately $788,000.  For the three months ended December 31, 2003, the Company recorded approximately $23,000 of interest expense relating to this transaction.

The present value of this asset was recorded as approximately $1,007,000, using a rate of 10.24%, and is being amortized over its estimated useful life of 29 months.  As of December 31, 2003, approximately $174,000 of amortization expense was recognized.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Form 10-KSB/A No. 1 for the year ended June 30, 2003.  In addition to historical information, this Form 10-QSB contains forward-looking statements.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports and Annual Reports filed by us in fiscal 2003 and 2004.

Implant Sciences Corporation, incorporated in 1984, operates out of a 43,000 square foot leased facility in Wakefield, Massachusetts.  The Company has approximately 70 employees and runs three shifts.  The Company  generates revenues from the sale of ion implantation services which include, semiconductor wafer processing, and  medical and industrial coatings, combined with radioactive prostate seed manufacturing and the performance of government research and development contracts.  The Company continues to make a significant financial commitment to the development of its trace explosives detection device, currently being evaluated by various government agencies.

Results of Operations

Comparison for the three months ended December 31, 2003 and 2002

Revenues.  Total revenues for the three months ended December 31, 2003 were $1,889,000 as compared to $1,726,000 for the comparable prior year period, an increase of $163,000 or 9%.  The increase is primarily attributable to the revenue recognized from new government contracts to develop applications and products using our Laser Ion Mobility Spectrometry (“IMS”) technology.  Our Laser IMS technology is the platform technology used in our explosives detection devices.  Government contracts revenues increased by $213,000 or 53% for the quarter ended December 31, 2003, as compared with the same period last year.  Our grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application.  We have been successful in obtaining SBIR grants in fiscal 2004 and 2003. We expect to continue to seek continuation or replacement of our existing SBIR grants during fiscal 2004 and beyond

In the three months ended December 31, 2003, we recognized $38,000 representing a portion of the revenue relating to the issuance of an exclusive option to license our technology with InVision Technologies, Inc.  This agreement is to jointly evaluate the capabilities of the Company’s non-contact trace explosives detection technology for future incorporation in an automated explosives detection system for airport checkpoint screening of passengers and/or carry-on bags.  The agreement gives InVision an exclusive option during the limited evaluation period, to enter into a definitive agreement for exclusive distribution rights to the Company’s technology for aviation security.

Revenues from semiconductors for the three months ended December 31, 2003 were $208,000 as compared to $188,000 for the comparable prior year period, an increase of $20,000 or 11%.  The increase is primarily attributable to the revenue generated from the Company’s new MC3 mass analyzed ion implanters.  We believe that revenue from these implanters will continue to increase as our customer’s production needs grow and we identify new customers requiring the larger wafer implants that this equipment can accommodate.  We believe fluctuations in sales in our semiconductor business from quarter-to-quarter are normal occurrences, however we believe that growth will continue to be achieved.

These increases in revenue were offset by a decrease in medical revenues from the sales of medical and industrial coatings and I-PlantTM  prostate seeds.  For the three months ended December 31, 2003, revenue for medical and industrial coatings was $385,000 as compared to $475,000 for the comparable prior year period, a decrease of $90,000 or 19%.  The decrease in revenues is due primarily to a $41,000 decrease in industrial coating sales resulting from certain customers pursuing different product processes not requiring radiopacity.  This decrease was further influenced by a $54,000 decrease in sales to our major medical coating customer.  We anticipate a continued decline in medical coatings revenue due to the introduction of a new product in our customer’s line not requiring ion implantation.

Revenue of the I-PlantTM prostate seed for the three months ended December 31, 2003 was approximately $644,000 as compared to $663,000 for the comparable prior year period, a decrease of $19,000 or 3%.  The decrease in prostate seed revenues was due to a 22% reduction in seed sales volume.  The decrease in seed volume is the result of a reduction in the number of procedures performed by our largest customer.  Additionally, we continue to build our direct sales force as the Company transitions from a distributorship.  Two  regional sales representatives were hired in the quarter ended December 31, 2003.  These new hires may facilitate an increase in the volume of seeds sold in future periods.  This decline in seed volume was offset by an increase of 37% in the average seed price.  This increase in average seed price is the direct result of the value added items offered to our customers.  Additionally, changes in seed reimbursement policies by insurance companies has impacted the number of procedures being performed industrywide.  Effective January 1, 2004, Medicare again changed the reimbursement policy and we have yet to see what this may do to seed sales volumes.

In the fourth quarter of fiscal 2003, management hired a new director of national sales in order to open new channels of distribution for sales of our prostate seeds and to assist our current distributors in growing the volume of seeds sold.  In the first quarter of fiscal 2004, the Company entered into a new agreement with MED-TEC, our former exclusive distributor of I-Plant prostate seeds to replace the original Distributor Agreement, which had expired.  This new agreement outlines an orderly transition of the direct sales responsibilities for the I-Plant prostate seed to the Company.  Management believes this direct marketing and sales program will put the sales process in the complete control of the Company and will enable the Company to expand distribution channels targeting the radiation oncology market.  As a result, MED-TEC will work cooperatively with the Company to transition its customers and marketing materials directly to Implant Sciences and MED-TEC also agreed not to compete with the Company for a period of three years.  Implant Sciences is paying MED-TEC an average of approximately $39,000 per month over a period of 29 months, beginning September 1, 2003.  As of December 31, 2003, the outstanding principal balance is approximately $788,000.

Combined sales to our two major customers, the Howmedica/Osteonics Division of Stryker Corporation and MED-TEC Iowa, our former exclusive distributor of prostate seeds, accounted for 34% and 62% of revenue for the three months ended December 31, 2003 and 2002, respectively.  As a result of the non-compete agreement with MED-TEC, sales to this customer ended in December 2003, as we began to direct bill our prostate seed customers.  Government contract and grant revenue accounted for 32% and 23% of revenue for the three months ended December 31, 2003 and 2002, respectively.  Government contract and grant revenue as a percentage of total revenues increased as a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology

Cost of Sales.  Cost of sales for the three months ended December 31, 2003 was $1,506,000 as compared to $1,299,000 for the comparable prior year period, an increase of $207,000 or 16%.  Included in the costs for period ended December 31, 2003, is approximately $43,000 of non-cash stock-based compensation.  Cost of government contracts for the three month period ended December 31, 2003 was $497,000 as compared to $357,000 for the comparable prior year period, an increase of $140,000 or 39%.  As a percentage of product revenues, the cost of medical and semiconductor product revenues increased to 82% for the three months ended December 31, 2003 as compared to 71% for the comparable prior year period.  This increase is a result of the increased non-cash expenses in the second quarter of fiscal 2004.  During the fiscal quarters ended December 31, 2003 and 2002, we utilized Small Business Innovative Research grants as a source of funding for our research and development efforts.  Our obligation with respect to these grants is to perform the research on a best-efforts basis.

Research and Development.  Research and development expenses for the three months ended December 31, 2003 was $464,000 as compared to $452,000 for the comparable prior year period, an increase of f $12,000 or 3%.  This slight increase is a result of the increase government contracts subsidizing our research and development work in the areas of explosives and toxic substance detection.  Research and development expenses included $132,000 and $16,000 of noncash stock-based compensation recorded in connection with the issuance of stock and stock options to employees in the three months ended December 31, 2003 and 2002 respectively.

Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended December 31, 2003 were $990,000 as compared to $632,000 for the comparable prior year period, an increase of $358,000 or 57%.  Selling, general and administrative expenses included $195,000 and $39,000 of noncash stock-based compensation recorded in connection with the issuance of stock and stock options to employees and warrants to an outside agent in the three months ended December 31, 2003 and 2002 respectively.  In the three month period ended December 31, 2003, depreciation and amortization expenses were $126,000, relating to the amortization of the Med-tec noncomplete agreement, and depreciation expenses totaled $30,000 in the respective prior year perioed.  Net of the noncash stock-based compensation, and depreciation and amortization, general and administrative expenses increased by $106,000 or 19%.  This increase reflects our addition of sales personnel needed to support our continued growth and increased travel and trade show costs relating to the marketing our products.  However, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

Other Income and Expenses, Net.  For the three month period ended December 31, 2003, we recorded other expense, net of $36,000 as compared to other income, net of $5,000 in the comparable prior year period.  The increase in other expenses is a result of increased interest expense relating to the financing of the new ion implanters with Axcelis Corporation and the Med-tec non-compete payments in the period ended December 31, 2003.

Net Loss.  Net loss for the three months ended December 31, 2003 was $1,107,000 as compared to $652,000 for the comparable prior year period, an increase of $455,000 or 70%.  Net loss for three months ended December 31, 2003 includes an approximate charge of $371,000 related to stock based compensation as compared to $55,000 in the comparable prior year period.  Accordingly, the net loss for the period ended December 31, 2003, before giving effect to the charge for stock-based compensation is $736,000 as compared to $597,000 for the comparable prior year period, an increase of $139,000 or 23%.

Additionally, during the period ended December 31, 2003, accretion of dividends, the beneficial conversion feature and amortization of warrants in the amount of $202,000, $246,000 and $82,000 relating to the Series A, B, and C, respectively was recognized as a preferred distribution, as compared with $201,000 for the prior year period.  The effect of these transactions had no overall effect on stockholders’ equity or cash, but increased net loss per share applicable to common shareholders by $0.08 per share.  The basic and diluted net loss per share applicable to common shares for the period ended December 31, 2003 was ($0.23) per share as compared to ($0.14) per share for the comparable prior year period, an increase in net loss applicable to common shares per share of $0.09 or 64%.

Comparison for the six months ended December 31, 2003 and 2002

Revenues.  Total revenues for the six months ended December 31, 2003 were $3,526,000 as compared to $3,301,000 for the comparable prior year period, an increase of $225,000 or 7%.  The increase is primarily attributable to revenue recognized from new government contracts to develop new applications and products using our Laser IMS technology.  Our Laser IMS technology is the platform technology used in our explosives detection devices.  Government contracts revenues increased by $405,000 or 71% as compared with the same period last year.  Revenues from semiconductors for the six months ended December 31, 2003 were $467,000 as compared to $397,000 for the comparable prior year period, an increase of $70,000 or 18%.  This increase was due to the addition of two new ion implanters, thus increasing our production capacity and enabling us to service new customers requiring the larger wafer implants this machinery can accommodate.

These increases in revenue were offset by a decrease in medical revenues from the sales of medical and industrial coatings and I-PlantTM  prostate seeds.  Sales of the  I-PlantTM  prostate seeds for the six month period ended December 30, 2003 were $1,275,000 as compared to $1,361,000 for the comparable prior year period, a decrease of $86,000 or 6%.  Seed volume decreased by 17% in the period ended December 30, 2003 as compared with the comparable prior year period.  The decrease in seed volume was affected by the Company’s transition from a distributorship to a direct sales force.  This decrease was further compounded by an industry wide reduction in the number of prostate implant procedures, as a result of a change to the Medicare reimbursement policy and alternative treatments.  This reimbursement policy changed on  January 1, 2004 whereby reimbursement will be made on a per seed basis versus a flat per procedure charge.  This could have a positive impact on the number of procedures being performed.  Management believes that the severe pricing pressure being experienced throughout the industry may continue to have a negative effect on seed revenue through the remainder of fiscal 2004.

Revenues from medical and industrial coatings for the six months ended December 31, 2002 were $775,000 as compared to $971,000 for the comparable prior year period, a decrease of $196,000 or 20%.  The decrease in revenues from coatings is due to a $114,000 decrease in industrial coating sales resulting from the completion of a large research and development project with a certain customer in the six months ended December 31, 2002 and a reduction of $81,000 or 10% in the area of medical coatings in the six month period ended December 2003 as compared with the prior year period.

Combined sales to our two major customers, the Howmedica/Osteonics Division of Stryker Corporation and MED-TEC Iowa, our exclusive distributor of prostate seeds, accounted for 46% and 66% of revenue for the six months ended December 31, 2003 and 2002.  Our government contract and grant revenue accounted for 28% and 17% of revenue for the six months ended December 31, 2003 and 2002, respectively.  Government contract and grant revenue as a percentage of total revenues increased as a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology.  Grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for its research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application.  We have been successful in obtaining SBIR grants in fiscal 2004 and 2003 and expect to continue to seek continuation or replacement of its existing SBIR grants during the remainder of fiscal 2004 and beyond.

Cost of Sales.  Cost of sales for the six months ended December 31, 2003 were $2,666,000 as compared to $2,526,000 for the comparable prior year period, an increase of $140,000 or 6%.  The increases are, in general, attributable to the costs associated with the increase in government contract activities combined with the $89,000 of stock-based compensation.  As a percentage of revenues, the cost of medical and semiconductor revenues increased to 79% for the six months ended December 31, 2003 as compared to 73% for the comparable prior year period.  This increase in costs in medical and semiconductor revenues as a percentage of revenues is attributable to the stock-based compensation.  Management is continually evaluating and implementing strategies to improve the cost of materials to produce prostate seeds, developing new products related to the delivery of seeds in prostate procedures, and assessing additional channels of distribution that could increase seed sales volume.  During fiscal 2004 and 2003, we utilized SBIR grants as a significant source of funding for our research and development efforts.  We will continue to use SBIR grants as a source of funding for our research and development efforts in fiscal 2004.  Our obligation with respect to these grants is to perform the research on a best-efforts basis.  Periodically, we may continue our research and development efforts related to these projects at its own expense.  This cost is considered company-funded research and development.

Research and Development.  Research and development expense for the six months ended December 31, 2003 was $893,000 as compared to $868,000 for the comparable prior year period.  The award of new government contracts subsidized certain of our research and development expenses for the period ended December 31, 2003.  The Company continues to work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments.  Costs incurred in connection with our explosives and toxic substance detection device was approximately $164,000 for the six months ended December 31, 2003 as compared to $256,000 for the comparable prior year period.  We anticipate increases in future expenditures resulting from these and new product development plans.  We will continue to use SBIR grants as a source of funding for our research and development efforts in fiscal 2004.

Selling, General and Administrative.  Selling, general and administrative expenses for the six months ended December 31, 2003 were $1,750,000 as compared to $1,154,000 for the comparable prior year period, an increase of $596,000 or 52%.  The increase is primarily attributable to a $259,000 charge for noncash stock-based compensation as compared with $55,000 in the comparable prior year period and $174,000 of amortization expense relating to the amortization of the Med-Tec non-compete agreement, which is being amortized over a 29 month period beginning July 31, 2003.  Net of the noncash stock based compensation and amortization expenses, selling, general and administrative expenses increased by $218,000 or 20%.  This increase reflects our addition of certain administrative personnel necessary to support our continued growth.  However, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

Other Income, Net.  For the six month period ended December 31, 2003, we recorded other expense, net, of $78,000, as compared to other income of $4,000 for the comparable prior year period, an increase in other expenses net of $82,000.  The increase in other expense, net, is attributable to the interest expense relating to the financing of the mass analyzed ion implanters with Axcelis Technologies (Note 7) and Med-tec non-compete agreement (Note 10)..

Net Loss.  Net loss for the six month period ended December 31, 2003 was $1,861,000 as compared to $1,243,000 for the comparable prior year period, an increase of $618,000 or 50%.  This increase in net loss is primarily a result of the decrease in revenues from the sale of I-PlantTM prostate seeds and medical and industrial coating services combined with the costs associated with noncash stock-based compensation and amortization expenses.  Additionally, this increase in net loss is attributable, in part, to the marked increase in government contract expenses in the areas of explosives and toxic substance detection and temporary brachytherapy.

Additionally, during the six months ended December 31, 2003, accretion of dividends, the beneficial conversion feature and amortization of warrants in the amounts of $565,000, $327,000 and $83,000 for the Series A, B, and C, respectively, was recognized as a preferred distribution in the six month period ended December 31, 2003, as compared with $201,000 in the comparable prior year period relating to the Series A only.  The effect of these transactions had no overall effect on stockholders’ equity or cash, but increased net loss per share applicable to common shareholders by $0.14 and $.03 per share for the six month period ended December 31, 2003 and 2002 respectively.  The basic and diluted net loss per share applicable to common shares for the period ended December 31, 2003 was ($0.41) per share as compared to ($0.23) per share for the comparable prior year period, an increase in net loss applicable to common shares per share of $0.18 or 78%.

Liquidity and Capital Resources

As of December 31, 2003, we had approximately $2,879,000 in cash in the form of cash and cash equivalents.  During the six months ended December 31, 2003, operating activities used cash of approximately $1,192,000.  Net cash used by operating activities primarily reflects the net loss of $1,861,000, a $54,000 increase in inventory, a $17,000 increase in prepaid and other current assets, a $170,000 decrease in accounts payable, a $52,000 decrease in accrued expenses and a $129,000 increase in accounts receivable; offset by depreciation and amortization of $564,000 and stock-based compensation expense of $520,000.  As a result of the decrease in seed sales volume, our inventory balance and associated expenses increased.  Additionally, the payment of government contract related expenses in the six month period ended December 31, 2003, reduced the accounts payable balance and a significant accrual relating to a required payment to the Company’s 401(k) plan was paid during the six months ended December 31, 2003.  These items combined with the increase in A/R relating to government contract revenues has increased the Company’s net cash used in operating activities as compared with the same prior year period.

During the six months ended December 31, 2003, investing activities used cash of approximately $247,000, primarily attributable to the purchase of property and equipment, seed demonstration equipment and the purchase of 40,000 shares of Cardio-Tech International stock (Note 9),  These shares are unregistered and subject to the Securities Act of 1933.

During the six months ended December 31, 2003, financing activities provided approximately $3,359,000 in cash.  Net cash provided by financing activities primarily includes net proceeds from the Series B and Series C preferred stock and the exercise of stock options offset by payments on our capital lease, non-compete agreement and equipment financing.

On August 28, 2003, the Company issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,000,000 in gross proceeds, less a management and placement agent fee of approximately $108,000, and related transaction costs of approximately $70,000.  The terms of the Series B provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series B commenced on December 1, 2003.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  However, if the closing price for any of the 11 trading days preceding a repayment date is less than $6.00, the Company would be required to pay such monthly amount in cash at 105% of the monthly obligation.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $5.50.  The Company also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series B to the subsequent financier.  The Company will utilize the proceeds of this financing to commercialize its explosives detection system and for general working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently

Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series B contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series B and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $768,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of March 1, 2005 or the actual conversion date, whichever is earlier.

The Company valued the Series B at issuance to be $929,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $1,822,000 ($178,000 of issuance costs incurred), amount allocated to warrants of $125,000, and the amount of the discount related to the value of beneficial conversion feature of $768,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,000,000 at March 1, 2005 or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the period ended December 31, 2003 approximately $222,000 was amortized.

During the three months ended December 31, 2003, Laurus converted 55,000 shares of Series B into 100,000 shares of the Company’s common stock, at a conversion price of $5.50 per share.  As of December 31, 2003, the principal balance outstanding of the Series B was approximately $1,450,000.  For the three months ended December 31, 2003, the Company accrued approximately $24,000 of dividends.

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commences on March 31, 2004.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier.  The Company will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series C contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series C and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $605,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of June 1, 2005, or the actual conversion date, whichever is earlier, using the effective interest method.

The Company valued the Series C at issuance to be $1,523,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $210,000, and the amount of the discount related to the value of beneficial conversion feature of $605,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at June 1, 2005, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.

During the period ended December 31, 2003 approximately $69,000 was amortized.  As of December 31, 2003, the outstanding principal of the Series C was $2,500,000.  For the three months ended December 31, 2003, the Company accrued approximately $12,000 of dividends.

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

This research is currently being undertaken by both our internal scientists and certain outside contractors.  The development of new applications is typically funded through government grants or internal funding.  Originally, we funded a research and development program for the electronic detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines.  Since March 2000, we have received eleven contracts totaling approximately $5,500,000 for detection of toxic chemicals or explosives from agencies such as the Departments of the Army, Air Force, Marine Corps and Navy; as well as the National Institutes of Health.

In June 2000, we developed our first generation device, which demonstrated sensitivity to the explosive TNT.  In June 2001, we developed a second generation prototype with increased sensitivity and selectivity.  This device can detect and specify an increasing number of compounds within various explosive materials.  The explosives that have been tested to date are TNT, RDX, PETN, EGDN, and DNT.  RDX is the primary component of C3 and C4 explosives, such as Datasheet and Semtex, as well as certain types of black powder explosives.  We believe these explosives represent the majority of the explosives presently used in terrorist activities.  After the attack on the World Trade Center occurred on September 11, 2001, management made the decision to continue the internal funding of the project rather than await funding through government grants.  Our electronic detection system has been subjected to controlled testing by third parties and successfully detected C4.  As a result of the successful demonstration, we believed it was appropriate to further pursue the commercial development of our electronic detection system device

In November 2001, we developed a portable prototype and in December 2001 we demonstrated it to the U.S. Department of Transportation.  Following this demonstration, we decided to pursue the technology.  At present, we are developing both portable and bench-top systems for use in airports and Department of Defense facilities.  Prototype units have been transported to the Department of Defense and Department of Homeland Security (DHS) for demonstration and evaluation.  On August 12, 2002, we signed a Cooperative Research and Development Agreement (CRDA) with an agency of the Department of Transportation (now Homeland Security) which will permit us and the government to exchange critical test data and for us to deliver a certain number of units to the Transportation Security Administration  (TSA) for independent evaluation and field testing.  The TSA tested the breadboard system at their technical center in Atlantic City and as a result of these tests funded the CRDA with $1,000,000 to develop a bench-top explosives detection system.  As of December 31, 2003, $600,000 has been released to the Company

We are developing several versions of our explosives detection systems, including: (i) a table-top unit, which can be used to screen passengers and carry-on baggage in airports; and (ii) a portable system, which can be used to replace bomb-sniffing dogs to clear buildings, aircrafts, or ships where hidden bombs are believed to exist.  We received $600,000 from the U.S. Navy in November 2002 for further development of the portable device.  This device was delivered to the U.S. Navy for testing in May 2003.  The U.S. Navy tested the unit in simulated outdoor conditions and their engineers were satisfied with the results of the tests.  There can be no guarantee however, that the final production model will pass the government tests or that the government will purchase any equipment from the Company.  In December 2003, we received a $1,700,000 contract to deliver three production ready handheld units.  We plan to first market these systems to U.S. government agencies for use in airports, government buildings and facilities.

Consistent with our policy to protect our proprietary technologies, we have submitted twenty patent applications to the United States Patent and Trademark Office.  These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

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

As of December 31, 2003, we were conducting our operations with approximately $2,900,000 in cash and cash equivalents.  We estimate such amounts combined with our cash flow from operations will be sufficient to fund our working capital in the next twelve months.  Future expenditures for research and product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2003, are as follows:

	Capital Lease	Operating Leases	Axcelis Technologies, Inc.	MED-TEC	Total
Year ending June 30:
2004	$4,000	$228,000	$571,000	$182,000	$985,000
2005	5,000	531,000		394,000	930,000
2006	3,000	568,000		212,000	783,000
2007	—	569,000			569,000
2008	—	570,000			570,000
Thereafter	—	285,000			285,000
Total	$12,000	$2,751,000	$571,000	$788,000	$4,122,000

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the financial statements included in Item 7 of our Form 10-KSB/A No. 1 as of June 30, 2003.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.  There has been no change to our critical accounting policies during the quarter ending December 31, 2003.

Item 3.           Controls and Procedures

Based on  an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended December 31, 2003, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

There were not significant changes in our internal controls or in other factors that could significantly affect these controls and subsequent to the date of their most recent evaluation.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

On August 28, 2003, the Company issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,000,000 in gross proceeds, less a management and placement agent fee of approximately $108,000, and related transaction costs of approximately $70,000.  The terms of the Series B provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series B commenced on December 1, 2003.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  However, if the closing price for any of the 11 trading days preceding a repayment date is less than $6.00, the Company would be required to pay such monthly amount in cash at 105% of the monthly obligation.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $5.50.  The Company also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series B to the subsequent financier.  The Company will utilize the proceeds of this financing to commercialize its explosives detection system and for general working capital purposes.

During the three months ended December 31, 2003, Laurus converted 55,000 shares of Series B into 100,000 shares of the Company’s common stock, at a conversion price of $5.50 per share.  As of December 31, 2003, the principal balance outstanding of the Series B was approximately $1,450,000.

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commences on March 31, 2004.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier.  The Company will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

As of December 31, 2003, the outstanding principal of the Series C was $2,500,000.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters of a Vote to Security-Holders

We held our annual shareholders meeting on December 11, 2003.  Anthony Armini, Stephen Bunker, Shaun Cave, David Eisenhaure and Michael Szycher were elected as directors of the Company to hold office until the 2004 annual meeting of the shareholders.  The results for this proposal were as follows:

NAME	FOR	WITHHELD

Anthony Armini	5,800,861	127,436
Stephen Bunker	5,804,461	123,836
Shaun Cave	5,818,490	109,807
David Eisenhaure	5,782,990	145,307
Michael Szycher	5,812,290	116,007

Proposal No. 2 was an amendment to the Company’s 2002 Incentive and Nonqualified Stock Option Plan.  The results for this proposal were as follows:

FOR	AGAINST	WITHHELD
4,641,741	240,785	24,570

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

Exhibit No.	Description

*3.7	Certificate of Vote of Directors establishing Series C 5% Cumulative Convertible Preferred Stock, dated November 25, 2003.
*10.75	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, Dated November 25, 2003.
*10.76	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated November 25, 2003.
*10.77	Common Stock Purchase Warrant for 100,000 shares issued to Laurus Master Fund, Ltd. Dated November 25, 2003.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Previously filed on Form 8-K on December 12, 2003, and is incorporated herein by reference

(b)           Current Report on Form 8K dated December 10, 2003 regarding the issuance of 250,000 shares of  Series C 5% Cumulative Convertible Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: February 12, 2004	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: February 12, 2004	/s/ Diane J. Ryan
Diane J. Ryan
Chief Financial Officer