Form 10QSB
period 2004-03-31
IMPLANT SCIENCES CORP
filed 2004-05-17
CIK 1068874

Use these links to rapidly review the document
IMPLANT SCIENCES CORPORATION INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending March 31, 2004.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (IRS Employer Identification number)
107 Audubon Road, #5	Wakefield, MA 01880

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

YES ☒            NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at April 30, 2004
Common Stock, $.10 par value	7,592,312

Transitional small business disclosure format (check one):
YES ☐            NO ☒

IMPLANT SCIENCES CORPORATION
INDEX

IMPLANT SCIENCES CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,828,000	$959,000
Accounts receivable, net	1,489,000	778,000
Inventories	454,000	473,000
Investments—available for sale securities	515,000	177,000
Prepaid expenses and other current assets	179,000	33,000

Total current assets	5,465,000	2,420,000
Property and equipment, net	4,306,000	4,741,000
Amortizable intangible assets, net (Note 10)	729,000	—
Other non-current assets, net	262,000	136,000

Total assets	$10,762,000	$7,297,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$767,000	$1,269,000
Current maturities of obligations under capital leases	4,000	5,000
Accounts payable	602,000	749,000
Accrued expenses	757,000	669,000

Total current liabilities	2,130,000	2,692,000
Long-term liabilities:
Obligations under capital lease, net of current maturities	7,000	11,000
Long-term debt, net of current maturities	315,000	—

Total liabilities	2,452,000	2,703,000

Convertible preferred stock: 5,000,000 shares authorized;
7% Series A Cumulative Convertible Preferred Stock, $10 stated value; 250,000 shares designated; 150,000 shares issued and outstanding at June 30, 2003	—	966,000

5% Series B Cumulative Convertible Preferred Stock, $10 stated value; 200,000 shares designated; no shares issued and outstanding	—	—

5% Series C Cumulative Convertible Preferred Stock, $10 stated value; 250,000 shares designated; 250,000 shares issued and outstanding at March 31, 2004	1,733,000	—

Stockholders' equity:
Common stock, $.10 par value; 20,000,000 shares authorized; 7,595,415 and 6,650,156 issued as of March 31, 2004 and June 30, 2003, respectively	760,000	665,000
Treasury stock, 3,103 common shares as of March 31, 2003, at cost (Note 11)	(34,000)	—
Additional paid-in capital	23,674,000	16,064,000
Accumulated deficit	(17,627,000)	(12,988,000)
Deferred compensation	(615,000)	(7,000)
Accumulated other comprehensive income	419,000	117,000
Notes receivable from employees	—	(223,000)

Total stockholders' equity	6,577,000	3,628,000

Total liabilities and stockholders' equity	$10,762,000	$7,297,000

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Revenues:
Product and contract research:
Medical	$868,000	$629,000	$2,145,000	$1,993,000
Contract manufacturing	769,000	672,000	2,003,000	2,037,000
Government contracts and other	998,000	392,000	2,012,000	964,000

Total revenues	2,635,000	1,693,000	6,160,000	4,994,000

Costs and expenses:
Cost of product and contract research, includes $90,000 of non-cash stock-based compensation for the nine months ended March 31, 2004	1,167,000	999,000	3,846,000	2,996,000
Cost of government contracts and other	701,000	459,000	701,000	988,000

Total costs and expenses	1,868,000	1,458,000	4,547,000	3,984,000

Gross margin	767,000	235,000	1,613,000	1,010,000

Operating expenses:
Research and development, (includes $83,000 and $1,000 non-cash charge for stock-based compensation for the three months ended March 31, 2004 and 2003, respectively, and $255,000 and $17,000 for the nine months ended March 31, 2004 and 2003, respectively.)	398,000	389,000	1,279,000	1,257,000
Selling, general and administrative, (includes $197,000 and $97,000 non-cash charge for stock-based compensation for the three months ended March 31, 2004 and 2003, respectively and $456,000 and $136,000 for the nine months ended March 31, 2004 and 2003, respectively.)	1,078,000	608,000	2,827,000	1,762,000

Total operating expenses	1,476,000	997,000	4,106,000	3,019,000

Loss from operations	(709,000)	(762,000)	(2,493,000)	(2,009,000)

Other income (expense):
Interest income	6,000	6,000	14,000	21,000
Interest expense	(33,000)	(1,000)	(111,000)	(12,000)
Equity losses in unconsolidated subsidiaries	(5,000)	(2,000)	(12,000)	(2,000)

Total other income (expense)	(32,000)	3,000	(109,000)	7,000

Net loss	(741,000)	(759,000)	(2,602,000)	(2,002,000)

Preferred distribution, dividends and accretion (Note 8)	(1,062,000)	(266,000)	(2,036,000)	(467,000)

Net loss applicable to common shareholders	$(1,803,000)	$(1,025,000)	$(4,638,000)	$(2,469,000)

Net loss per share:
Per share—basic and diluted:
Net loss	$(0.10)	$(0.12)	$(0.37)	$(0.32)
Preferred distribution	(0.14)	(0.04)	(0.29)	(0.08)

Net loss per share applicable to common shareholders	$(0.24)	$(0.16)	$(0.65)	$(0.40)

Weighted average common shares outstanding basic and diluted	7,447,253	6,284,556	7,090,465	6,243,350

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(2,602,000)	$(2,002,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	914,000	598,000
Stock-based compensation expense	800,000	153,000
Equity losses in unconsolidated subsidiaries	12,000	—
Changes in assets and liabilities:
Accounts receivable	(711,000)	151,000
Inventories	19,000	(224,000)
Prepaid expenses and other current assets	(109,000)	(12,000)
Accounts payable	(147,000)	119,000
Accrued expenses	38,000	(278,000)

Net cash used in operating activities	(1,786,000)	(1,495,000)

Cash flows from investing activities
Purchases of property and equipment	(194,000)	(255,000)
Investment in available for sale securities	(40,000)	—
Other non-current assets	(56,000)	(51,000)

Net cash used in investing activities	(290,000)	(306,000)

Cash flows from financing activities
Proceeds from common stock	358,000	105,000
Proceeds from issuance of Series A preferred stock, net of issuance costs	593,000	2,099,000
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,818,000	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	2,289,000	—
Repayments of long-term debt	(308,000)	(243,000)
Repayments of capital lease obligations	(4,000)	—
Repayment received from note receivable	85,000	—
Repayments of equipment financing	(886,000)	—

Net cash provided by financing activities	3,945,000	1,961,000

Net increase in cash and cash equivalents	1,869,000	160,000
Cash and cash equivalents, beginning	959,000	1,014,000

Cash and cash equivalents, ending	$2,828,000	$1,174,000

Noncash Investing and Financing Activity:
Issuance of Series A warrants	$—	$128,000

Noncash beneficial conversion feature — Series A	$—	$537,000

Issuance of Series B warrants	$125,000	$—

Noncash beneficial conversion feature — Series B	$767,000	$—

Issuance of Series C warrants	$210,000	$—

Noncash beneficial conversion feature — Series C	$605,000	$—

Conversion of Series A Cumulative Convertible Preferred stock and accrued dividends into common stock	$1,500,000	$168,000

Conversion of Series B Cumulative Convertible Preferred stock and accrued dividends into common stock	$2,000,000	$—

Value of amortizable intangible asset acquired in exchange for long term note payable	$1,007,000	$—

Accretion of 7% Series A Cumulative Convertible Preferresd Stock dividends, beneficial conversion feature and warrants	$556,000	$467,000

Accretion of 5% Series B Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$1,137,000	$—

Accretion of 5% Series C Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$288,000	$—

Value of non-cash investment in CorNova	$113,000	$—

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

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

2.     Interim Financial Statements

        The financial information for the three and nine months ending March 31, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The result of operations and cash flows for the three and nine months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ended June 30, 2004. The information contained in this Form 10-QSB should be read in conjunction with our audited financial statements, included in our Form 10-KSB/A No. 1 as of and for the year ending June 30, 2003 filed with the Securities and Exchange Commission on October 1, 2003. Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

3.     Stock-based Compensation

        The Company accounts for its employee stock based compensation arrangements under the provisions of Accounting Principal Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.

        The Company has elected to use the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net loss applicable to common shareholders, as reported	$(1,803,000)	$(1,025,000)	$(4,638,000)	$(2,469,000)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders, net of tax	70,000	—	551,000	15,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(193,000)	(250,000)	(576,000)	(480,000)

Pro forma net loss applicable to common shareholders	$(1,926,000)	$(1,275,000)	$(4,663,000)	$(2,934,000)

Net loss applicable to common shareholders per basic and dilutive shares:
As reported	$(0.24)	$(0.16)	$(0.65)	$(0.40)

Pro forma	$(0.26)	$(0.20)	$(0.66)	$(0.47)

Weighted average common shares outstanding basic and diluted	7,447,253	6,284,556	7,090,465	6,243,350

        In August 2003, the Company issued 45,550 shares of restricted common stock to employees in lieu of cash raises. These shares of restricted stock were subject to forfeiture if the employee's employment with the Company ceased prior to January 2, 2004. Additionally, the shares may not be sold, transferred or assigned until August 2004. The Company recorded deferred compensation of $265,000 related to this transaction. This amount is being amortized over the four month vesting period. During the three and nine months ended March 31, 2004, the Company recorded $0 and $261,000 in compensation expense respectively, related to these restricted shares.

        The Company recorded additional deferred compensation of $739,000 relating to stock options issued below fair market value. This amount is being amortized over the life of the options which averages 10 years. During the quarter ended March 31, 2004, the Company recorded $70,000 in compensation expense related to this transaction.

        During the three months ended March 31, 2004, the Company issued 2,000 shares of restricted common stock to a consultant in exchange for services. The Company recognized approximately $20,000 in expense associated with the stock granted to this consultant. .

        The Company granted 260,000 warrants to purchase common stock to three consultants in exchange for services during the three months ended March 31, 2004. The Company recorded approximately $190,000 in expense associated with this issuance. The Company estimated the fair value of the common stock options and warrants using the Black-Scholes option-pricing model. The Company estimated the fair value of the options and warrants using the following input assumptions:

Volatility	66.00%
Dividend	0%
Risk-free interest rate	0.94%-3.27%
Expected lives	4 mos-5 years

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

5.     Comprehensive Income (Loss)

        The Company has accumulated other comprehensive income (loss) resulting from the unrealized gain on an investment in marketable equity securities of CardioTech International Inc. (Note 9) and the Company's share of the unrealized gain/loss of the CardioTech and Implant Sciences stock owned by CorNova (Note 11) which is recorded in the stockholders' equity section of the balance sheet. Comprehensive income (loss) is summarized below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net Loss	$(741,000)	$(759,000)	$(2,602,000)	$(2,002,000)
Other Comprehensive Income (Loss)	195,000	(19,000)	302,000	(43,000)

Comprehensive Loss	$(546,000)	$(778,000)	$(2,300,000)	$(2,045,000)

6.     Accounts Receivable

        Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At March 31, 2004 and June 30, 2003, unbilled accounts receivable represented approximately 38% and 10% of total accounts receivable, respectively. Generally, there are no prerequisites necessary to bill.

7.     Credit Arrangements

        In June, 2003, the Company purchased a MC3, mass-analyzed ion implanter and wafer handling end-station (the "System") from Axcelis Technologies, Inc. ("Axcelis") for a price of $1,300,000. The Company had financed the System with Axcelis via monthly installments of approximately $43,000 beginning July 2003 and continuing through December 31, 2003. Interest is being calculated at prime plus 6.25%. In December 2003, the Company made a lump sum payment of approximately $571,000. The remaining balance of $571,000 has been financed by Axcelis and is due via monthly installments of approximately $98,000 beginning January 2004 and continuing through June 30, 2004. Title for the equipment shall remain with Axcelis until the system is paid in full. Should the Company fail to pay the balance in full, Axcelis has the right to recover the system from the Company. The value of the equipment is included in property and equipment. As of March 31, 2004, the unpaid balance on this equipment is approximately $384,000, all of which is classified as current.

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

        The Company valued the Series A at issuance at $1,434,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $128,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000. The Company was accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at April 7, 2004, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of redemption. As of March 31, 2004, all amounts were fully amortized and the principal balance of the Series A has been paid in full. All Series A shares had been converted into 672,458 shares of common stock

        On August 28, 2003, the Company issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock ("Series B") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd. The Company received $2,000,000 in gross proceeds, less a management and placement agent fee of approximately $108,000, and related transaction costs of approximately $70,000. The terms of the Series B provide for repayment with shares of the Company's common stock or in cash, pursuant to an amortization schedule. Repayment of the Series B commenced on December 1, 2003. The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both. However, if the closing price for any of the 11 trading days preceding a repayment date is less than $6.00, the Company would be required to pay such monthly amount in cash at 105% of the monthly obligation. If the payment of the monthly amount is made in common stock, the fixed conversion price is $5.50. The Company also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of the Company's assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement. In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series B to the subsequent financier. The Company utilized the proceeds of this financing to commercialize its explosives detection system and for general working capital purposes.

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

        The Company valued the Series B at issuance to be $929,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $1,822,000 ($178,000 of issuance costs incurred), amount allocated to warrants of $125,000, and the amount of the discount related to the value of beneficial conversion feature of $768,000. The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,000,000 at March 1, 2005, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of redemption. During the period ended March 31, 2004, approximately $780,000 was amortized. As of March 31, 2004, all amounts were fully amortized.

        During the three months ended March 31, 2004, Laurus converted 145,000 shares of Series B into 263,636 shares of the Company's common stock, at a conversion price of $5.50 per share. As of March 31, 2004, the principal balance of the Series B was paid in full. For the three months ended March 31, 2004, the Company accrued approximately $9,000 of dividends. The conversion of accrued interest into common stock resulted in additional dividends of $53,000 during the three and nine months ended March 31, 2004, in excess of the 5% stated value. As of March 31, 2004, all Series B shares had been converted into 363,636 shares of common stock.

        On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock ("Series C") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd. The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000. The terms of the Series C provide for repayment with shares of the Company's common stock or in cash, pursuant to an amortization schedule. Repayment of the Series C commences on March 31, 2004. The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both. If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75. The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of the Company's assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement. In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier. The Company will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

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

        The Company valued the Series C at issuance to be $1,523,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $210,000, and the amount of the discount related to the value of beneficial conversion feature of $605,000. The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at June 1, 2005, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of redemption. During the three months ended March 31, 2004, approximately $189,000 was amortized. As of March 31, 2004, the outstanding principal of the Series C was $2,500,000. For the three months ended March 31, 2004, the Company accrued approximately $31,000 of dividends.

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

        In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share. As of March 31, 2004, the fair market value of the CardioTech shares held as investment is $515,000. CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

        In January 2004, a director of the Company entered into a Sales Representative Agreement with the Company to sell radioactive prostate seeds. In April 2004, this director resigned from the board to pursue this opportunity and eliminate any possible conflict.

        In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech International, Inc. ("CardioTech") and CorNova, Inc. ("CorNova"). CorNova is a start-up company which is focused on the development and marketing of innovative interventional cardiology products. CardioTech granted CorNova an exclusive license for the technology and both CardioTech and the Company have issued equity securities to CorNova. As of March 31, 2004, the Company has issued 10,344 shares to CorNova in exchange for a 30% interest in CorNova (Note 11). The Company's CEO and the Chairman of the Company's Audit Committee are directors of CorNova.

10.   MED-TEC

        On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the 2000 Agreement. The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer. In connection with this, the Company's former exclusive distributor will work cooperatively to transition customers and marketing materials directly to the Company. The distributor also agreed not to compete with the Company for a period of three years. The Company will pay the distributor an average of approximately $39,000 per month over the 28 months, beginning September 1, 2003. As of March 31, 2004, the outstanding principal balance is approximately $698,000. For the three months ended March 31, 2004, the Company recorded approximately $19,000 of interest expense relating to this transaction.

        The present value of this asset was recorded as approximately $1,007,000, using a rate of 10.24%, and is being amortized over its estimated useful life of 29 months. As of March 31, 2004, approximately $278,000 of accumulated amortization expense was recognized.

11.   CorNova

        In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech and CorNova. CorNova is a start-up company focused on the development and marketing of innovative interventional cardiology products. The Company issued 10,344 shares of common stock bearing an aggregate fair market value of approximately $113,000 as of the date of issuance. In exchange, the Company received 1,500,000 shares of the CorNova's common stock, which represents a 30% ownership position, and a position on the Board of Directors. Other board members include, Dr. Michael Szycher, of CardioTech and Dr. Eric Ryan of CorNova. Upon CorNova securing Series A financing, the Company will issue up to a maximum of $750,000 of common stock. As of March 31, 2004, 10,344 shares have been issued, 3,103 of which have been categorized as treasury stock. During the quarter ended March 31, 2004, the Company recognized approximately $1,000 in other income (expense) representing the Company's portion of CorNova's net loss. The Company is accounting for this investment under the equity method under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

12.   Bay Area MRI

        In March 2004, the Company entered into a consulting agreement with Christopher Lang and Bay Area MRI to assist the Company in the sale of radioactive prostate seeds. As compensation for consulting services, the Company may be required to pay commissions of up to $600,000 ($300,000 in cash and $300,000 in shares of common stock.). During the period, the Company issued 3,205 shares of restricted common stock, bearing an aggregate fair market value of approximately $37,500 and advanced $50,000 of cash commissions. As of March 31, 2004, these amounts are classified as prepaid commissions, which will be amortized as expense when earned. Future commissions will be paid quarterly, up to a maximum of $300,000 in cash and $300,000 of common stock based on services provided.

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

        Implant Sciences Corporation, incorporated in 1984, operates out of a 43,000 square foot leased facility in Wakefield, Massachusetts. The Company has approximately 76 employees and runs three shifts. The Company generates revenues from the sale of ion implantation services which include, semiconductor wafer processing, and medical and industrial coatings, combined with radioactive prostate seed manufacturing and the performance of government research and development contracts. The Company continues to make a significant financial commitment to the development of its trace explosives detection device, currently being evaluated by various government agencies.

Results of Operations

Comparison for the three months ended March 31, 2004 and 2003

        Revenues.    Total revenues for the three months ended March 31, 2004, were $2,635,000 as compared to $1,693,000 for the comparable prior year period, an increase of $942,000 or 56%. The increase is primarily attributable to the revenue recognized from new government contracts to develop applications and products using our Laser Ion Mobility Spectrometry ("IMS") technology. Our Laser IMS technology is the platform technology used in our explosives detection devices. Government contract revenues increased to $898,000 for the quarter ended March 31, 2004, as compared with $392,000 for the comparable prior year period, an increase of $506,000 or 129%. Our grant revenues, principally Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for our research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. We have been successful in obtaining SBIR grants in fiscal 2004 and 2003. We expect to continue to seek continuation or replacement of our existing SBIR grants during fiscal 2004 and beyond

        In the three months ended March 31, 2004, we recognized $100,000 relating to the issuance of an exclusive option to license our technology to InVision Technologies, Inc. This agreement is to jointly evaluate the capabilities of the Company's non-contact trace explosives detection technology for future incorporation in an automated explosives detection system for airport checkpoint screening of passengers and/or carry-on bags. The agreement gives InVision an exclusive option during the limited evaluation period, to enter into a definitive agreement for exclusive distribution rights to the Company's technology for aviation security. The exclusivity agreement was extended through March 31, 2004. The Company is currently evaluating its relationship with InVision.

        Revenue from contract manufacturing increased to $769,000 for the three months ended March 31, 2004 as compared to $672,000 for the comparable prior year period, an increase of $97,000 or 14%. This increase was attributed to a $76,000 or 32% increase in semiconductors revenue in the period ended March 31, 2004, as compared with the comparable prior year period, combined with a $37,000 or 8% increase in medical and industrial coating revenues. The increase in semiconductor revenue is primarily attributable to the revenue generated from the Company's new MC3 mass analyzed ion implanters. We believe that revenues from these implanters will continue to increase as our customer's production needs grow and we identify new customers requiring the larger wafer implants that this equipment can accommodate. We believe fluctuations in sales in our semiconductor business from quarter-to-quarter are normal occurrences; however, we believe that growth will continue to be achieved.

        Revenue of the I-Plant™ prostate seed for the three months ended March 31, 2004 was approximately $853,000 as compared to $623,000 for the comparable prior year period, an increase of $230,000 or 37%. The increase is a result of increased seed volume combined with a 32% increase in average seed price. This increase in average seed price is the direct result of the value added items offered to our customers. Additionally, we continue to build our direct sales force as the Company transitions from a distributorship. Two additional regional sales representatives were hired in the quarter ended March 31, 2004. These new hires may facilitate an increase in the volume of seeds sold in future periods.

        In the fourth quarter of fiscal 2003, management hired a new director of national sales in order to open new channels of distribution for sales of our prostate seeds and to assist our current distributors in growing the volume of seeds sold. In the first quarter of fiscal 2004, we entered into a new agreement with MED-TEC, our former exclusive distributor of I-Plant prostate seeds to replace the original Distributor Agreement, which had expired. This new agreement outlines an orderly transition of the direct sales responsibilities for the I-Plant prostate seed to the Company. Management believes this direct marketing and sales program will put the sales process in the complete control of the Company and will enable the Company to expand distribution channels targeting the radiation oncology market. As a result, MED-TEC will work cooperatively with the Company to transition its customers and marketing materials directly to Implant Sciences and MED-TEC also agreed not to compete with the Company for a period of three years. Implant Sciences is paying MED-TEC an average of approximately $39,000 per month over a period of 29 months, beginning September 1, 2003. As of March 31, 2004, the outstanding principal balance is approximately $698,000.

        Combined sales to our two major customers, the U.S. Government and Howmedica/Osteonics Division of Stryker Corporation, accounted for 50% and 47% of revenue for the three months ended March 31, 2004 and 2003, respectively. Government contract and grant revenue as a percentage of total revenues increased as a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology

        Cost of Sales.    Cost of sales for the three months ended March 31, 2004 was $1,868,000 as compared to $1,458,000 for the comparable prior year period, an increase of $410,000 or 28%. Cost of government contracts for the three month period ended March 31, 2004 was $701,000 as compared to $459,000 for the comparable prior year period, an increase of $242,000 or 53%. Contract manufacturing costs for the three months ended March 31, 2004, were $1,167,000 as compared with $999,000 for the comparable prior year period, an increase of $168,000 or 17%. This increase is attributed to the costs associated with an increase in staff size combined with an increase in depreciation expenses relating to the installation of the new MC3 ion implanters. As a percentage of product revenues, the cost of contract manufacturing decreased to 71% for the three months ended March 31, 2004 as compared to 77% for the comparable prior year period. During the fiscal quarters ended March 31, 2004 and 2003, we utilized Small Business Innovative Research grants as a source of funding for our research and development efforts. Our obligation with respect to these grants is to perform the research on a best-efforts basis.

        Research and Development.    Research and development expenses for the three months ended March 31, 2004 were $398,000 as compared to $389,000 for the comparable prior year period, an increase of $9,000 or 2%. This slight increase is a result of the increase government contracts subsidizing our research and development work in the areas of explosives and toxic substance detection. Research and development expenses included $83,000 and $1,000 of noncash stock-based compensation recorded in connection with the issuance of stock and stock options to employees and warrants to outside agents and $21,000 and $28,000 in depreciation and amortization expenses for the three month period ended March 31, 2004 and 2003 respectively.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended March 31, 2004 were $1,078,000 as compared to $608,000 for the comparable prior year period, an increase of $470,000 or 77%. Selling, general and administrative expenses included $197,000 and $97,000 of noncash stock-based compensation recorded in connection with the issuance of stock options to employees and warrants to an outside agent in the three months ended March 31, 2004 and 2003. In the three month period ended March 31, 2004, depreciation and amortization expenses relating to the MED-TEC non-compete agreement were $107,000, and depreciation expenses totaled $40,000 in the respective prior year period. Net of the noncash stock-based compensation, and depreciation and amortization, selling, general and administrative expenses increased by $303,000 or 64%. This increase reflects our addition of sales personnel needed to support our continued growth and increased travel and trade show costs relating to the marketing our products. However, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

        Other Income and Expenses, Net.    For the three month period ended March 31, 2004, we recorded other expense, net of $32,000 as compared to other income, net of $3,000 in the comparable prior year period. The increase in other expenses is a result of increased interest expense relating to the financing of the new ion implanters with Axcelis Corporation and the Med-Tec non-compete payments in the period ended March 31, 2004.

        Net Loss.    Net loss for the three months ended March 31, 2004 was $741,000 as compared to $759,000 for the comparable prior year period, a decrease in net loss of $18,000 or 2%. Net loss for three months ended March 31, 2004 includes an approximate charge of $280,000 related to stock based compensation as compared to $98,000 in the comparable prior year period and $350,000 and $188,000 of depreciation and amortization expenses in the period ended March 31, 2004 and 2003, respectively. Accordingly, the net loss for the period ended March 31, 2004 before giving effect to the charge for stock-based compensation and depreciation and amortization expense is $108,000 as compared to $473,000 for the comparable prior year period, a decrease in net loss of $365,000 or 77%.

        Additionally, during the period ended March 31, 2004, accretion of dividends, the beneficial conversion feature and amortization of warrants in the amount of $843,000, and $219,000 relating to the Series B and C, respectively, was recognized as a preferred distribution, as compared with $266,000 for the prior year period. The effect of these transactions had no overall effect on stockholders' equity or cash, but increased net loss per share applicable to common shareholders by $0.14 per share. The basic and diluted net loss per share applicable to common shares for the period ended March 31, 2004 was ($0.24) per share as compared to ($0.16) per share for the comparable prior year period, an increase in net loss applicable to common shares per share of $0.08 or 50%.

Comparison for the nine months ended March 31, 2004 and 2003

        Revenues.    Total revenues for the nine months ended March 31, 2004 were $6,160,000 as compared to $4,994,000 for the comparable prior year period, an increase of $1,166,000 or 23%. The increase is primarily attributable to revenue recognized from new government contracts to develop new applications and products using our Laser IMS technology. Our Laser IMS technology is the platform technology used in our explosives detection devices. Government contracts revenues increased to $1,874,000 for the nine months ended March 31, 2004, as compared with $964,000 for the comparable prior year period, an increase of $910,000 or 94%.

        In the nine months ended March 31, 2004, we recognized $138,000 relating to the issuance of an exclusive option to license our technology to InVision Technologies, Inc. This agreement is to jointly evaluate the capabilities of the Company's non-contact trace explosives detection technology for future incorporation in an automated explosives detection system for airport checkpoint screening of passengers and/or carry-on bags. The agreement gives InVision an exclusive option during the limited evaluation period, to enter into a definitive agreement for exclusive distribution rights to the Company's technology for aviation security. The exclusivity agreement was extended through March 31, 2004. The Company is currently evaluating its relationship with InVision.

        Sales of the I-Plant™ prostate seeds for the nine month period ended March 31, 2004 were $2,145,000 as compared to $1,993,000 for the comparable prior year period, an increase of $152,000 or 8%. Seed volume decreased by 10% in the period ended March 31, 2004 as compared with the comparable prior year period. This decrease was offset by a 20% increase in average seed price. This increase in average seed price is the direct result of the value added items offered to our customers.

        These increases in revenues were offset by a decrease in revenues from contract manufacturing. Revenues for the nine months ended March 31, 2004 were $2,003,000 as compared to $2,037,000 in the comparable prior year period, a decrease of $34,000 or 2%. This decrease was attributed to a $171,000 or 12% decrease in medical and industrial coatings, offset by a $131,000 increase in semiconductors revenue in the period ended March 31, 2004, as compared with the comparable prior year period, an increase of 20%. The increase in semiconductor revenue is primarily attributable to the revenue generated from the Company's new MC3 mass analyzed ion implanters. We believe that revenue from these implanters will continue to increase as our customer's production needs grow and we identify new customers requiring the larger wafer implants that this equipment can accommodate. We believe fluctuations in sales in our semiconductor business from period to period are normal occurrences, however, we believe that growth will continue to be achieved

        Combined sales to our two major customers, the U.S. Government and Howmedica/Osteonics Division of Stryker Corporation, accounted for 49% and 52% of revenue for the nine months ended March 31, 2004 and 2003, respectively. Government contract and grant revenue as a percentage of total revenues increased as a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology

        Cost of Sales.    Cost of sales for the nine months ended March 31, 2004 were $4,547,000 as compared to $3,984,000 for the comparable prior year period, an increase of $563,000 or 14%. The increases are, in general, attributable to the costs associated with an increase in staff and materials needed to support the increase in sales, combined with $90,000 and $0 of stock-based compensation and depreciation expense of $657,000 and $426,000 in the nine months ended March 31, 2004 and 2003, respectively. Management is continually evaluating and implementing strategies to improve the cost of materials to produce prostate seeds, developing new products related to the delivery of seeds in prostate procedures, and assessing additional channels of distribution that could increase seed sales volume. During fiscal 2004 and 2003, we utilized SBIR grants as a significant source of funding for our research and development efforts. We will continue to use SBIR grants as a source of funding for our research and development efforts in fiscal 2004. Our obligation with respect to these grants is to perform the research on a best-efforts basis. Periodically, we may continue our research and development efforts related to these projects at its own expense. This cost is considered company-funded research and development.

        Research and Development.    Research and development expense for the nine months ended March 31, 2004 was $1,279,000 as compared to $1,257,000 for the comparable prior year period. The award of new government contracts subsidized certain of our research and development expenses for the period ended March 31, 2004. Research and development expenses included $255,000 and $17,000 of noncash stock-based compensation recorded in connection with the issuance of stock and stock options to employees and warrants to outside consultants and $61,000 and $83,000 in depreciation and amortization expenses for the nine month period ended March 31, 2004 and 2003 respectively. The Company continues to work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments. We anticipate increases in future expenditures resulting from these and new product development plans. We will continue to use SBIR grants as a source of funding for our research and development efforts in fiscal 2004.

        Selling, General and Administrative.    Selling, general and administrative expenses for the nine months ended March 31, 2004 were $2,827,000 as compared to $1,762,000 for the comparable prior year period, an increase of $1,065,000 or 60%. The increase is primarily attributable to a $456,000 and $136,000 charge for noncash stock-based compensation and $332,000 and $89,000 of depreciation and amortization expense in the nine month period ended March 31, 2004 and 2003 respectively. Net of the noncash stock based compensation and amortization expenses, selling, general and administrative expenses increased by $500,000 or 32%. This increase reflects our addition of certain administrative personnel necessary to support our continued growth. However, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

        Other Income and Expense, Net.    For the nine month period ended March 31, 2004, we recorded other expense, net, of $109,000, as compared to other income of $7,000 for the comparable prior year period, an increase in other expenses net of $116,000. The increase in other expense, net, is attributable to the interest expense relating to the financing of the mass analyzed ion implanters with Axcelis Corporation and Med-Tec non-compete agreement.

        Net Loss.    Net loss for the nine month period ended March 31, 2004 was $2,602,000 as compared to $2,002,000 for the comparable prior year period, an increase of $600,000 or 30%. This increase in net loss is primarily a result of the costs associated with noncash stock-based compensation and depreciation and amortization expenses. Accordingly, before giving effect to the charge for stock-based compensation of $800,000 and $153,000 and depreciation and amortization expense of $914,000 and $598,000 for the nine month period ended March 31, 2004 and 2003, respectively, the net loss for the nine month period ended March 31, 2004 and 2003 is $885,000 as compared to $1,253,000, a decrease in net loss of $368,000 of 29%.

        Additionally, during the nine months ended March 31, 2004, accretion of dividends, the beneficial conversion feature and amortization of warrants in the amounts of $565,000, $1,170,000 and $301,000 for the Series A, B, and C, respectively, were recognized as a preferred distribution in the nine month period ended March 31, 2004, as compared with $467,000 in the comparable prior year period relating to the Series A only. The effect of these transactions had no overall effect on stockholders' equity or cash, but increased net loss per share applicable to common shareholders by $0.29 and $.08 per share for the nine month period ended March 31, 2004 and 2003 respectively. The basic and diluted net loss per share applicable to common shares for the period ended March 31, 2004 was ($0.65) per share as compared to ($0.40) per share for the comparable prior year period, an increase in net loss applicable to common shares per share of $0.25 or 63%.

Liquidity and Capital Resources

        As of March 31, 2004, we had approximately $2,828,000 in cash in the form of cash and cash equivalents. During the nine months ended March 31, 2004, operating activities used cash of approximately $1,786,000. Net cash used by operating activities primarily reflects the net loss of $2,602,000, a $711,000 increase in accounts receivable, a $109,000 increase in prepaid expenses and other current assets, a $147,000 decrease in accounts payable, and a $38,000 decrease in accrued expenses. These were offset by depreciation and amortization of $914,000, stock-based compensation expense of $800,000 and a $19,000 decrease in inventories. . The additional government contracts increased both the accounts payable and accounts receivable balances in the nine month period ended

March 31, 2004 as well as the prepaid commission paid to Christopher Lang at Bay Area MRI (Note 12). These items increased the Company's net cash used in operating activities as compared with the same prior year period.

        During the nine months ended March 31, 2004, investing activities used cash of approximately $290,000, primarily attributable to the purchases of property and equipment, seed demonstration equipment, the purchase of 40,000 shares of CardioTech stock (Note 9). These shares are unregistered and subject to the Securities Act of 1933.

        During the nine months ended March 31, 2004, financing activities provided approximately $3,945,000 in cash. Net cash provided by financing activities primarily includes net proceeds from the Series B and Series C preferred stock and the exercise of stock options offset by payments on our capital leases, non-compete agreement and equipment financing.

        On August 28, 2003, we issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock ("Series B") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd. We received $2,000,000 in gross proceeds, less a management and placement agent fee of approximately $108,000, and related transaction costs of approximately $70,000. The terms of the Series B provide for repayment with shares of our common stock or in cash, pursuant to an amortization schedule. Repayment of the Series B commenced on December 1, 2003. We have the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both. However, if the closing price for any of the 11 trading days preceding a repayment date is less than $6.00, we would be required to pay such monthly amount in cash at 105% of the monthly obligation. If the payment of the monthly amount is made in common stock, the fixed conversion price is $5.50. We also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of our assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement. In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by us in order to subordinate its rights under the Series B to the subsequent financier. We will utilize the proceeds of this financing to commercialize its explosives detection system and for general working capital purposes.

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

        We valued the Series B at issuance to be $929,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $1,822,000 ($178,000 of issuance costs incurred), amount allocated to warrants of $125,000, and the amount of the discount related to the value of beneficial conversion feature of $768,000. We are accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,000,000 at March 1, 2005 or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. During the period ended March 31, 2004, approximately $780,000 was amortized. As of March 31, 2004, all amounts were fully amortized.

        During the three months ended March 31, 2004, Laurus converted 145,000 shares of Series B into 263,636 shares of our common stock, at a conversion price of $5.50 per share. As of March 31, 2004, the principal balance of the Series B was paid in full. For the three months ended March 31, 2004, we accrued approximately $9,000 in dividends. The conversion of accrued interest into common stock resulted in additional dividends of $53,000 during the three and nine months ended March 31, 2004, in excess of the 5% stated value. As of March 31, 2004, all Series B shares had been converted into 363,636 shares of common stock.

        On November 25, 2003, we issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock ("Series C") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000. The terms of the Series C provide for repayment with shares of our common stock or in cash, pursuant to an amortization schedule. Repayment of the Series C commences on March 31, 2004. We have the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both. If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75. We also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of our assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement. In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by us in order to subordinate its rights under the Series C to the subsequent financier. We will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

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

        We valued the Series C at issuance to be $1,523,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $210,000, and the amount of the discount related to the value of beneficial conversion feature of $605,000. We are accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at June 1, 2005, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.

        During the period ended March 31, 2004, approximately $189,000 was amortized. As of March 31, 2004, the outstanding principal of the Series C was $2,500,000. For the three months ended March 31, 2004, we accrued approximately $31,000 of dividends.

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

        This research is currently being undertaken by both our internal scientists and certain outside contractors. The development of new applications is typically funded through government grants or internal funding. Originally, we funded a research and development program for the electronic detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines. Since March 2000, we have received eleven contracts totaling approximately $5,700,000 for detection of toxic chemicals or explosives from agencies such as the Departments of the Army, Air Force, Marine Corps and Navy; as well as the National Institutes of Health.

        In June 2000, we developed our first generation device, which demonstrated sensitivity to the explosive TNT. In June 2001, we developed a second generation prototype with increased sensitivity and selectivity. This device can detect and specify an increasing number of compounds within various explosive materials. The explosives that have been tested to date are TNT, RDX, PETN, EGDN, and DNT. RDX is the primary component of C3 and C4 explosives, such as Datasheet and Semtex, as well as certain types of black powder explosives. We believe these explosives represent the majority of the explosives presently used in terrorist activities. After the attack on the World Trade Center occurred on September 11, 2001, management made the decision to continue the internal funding of the project rather than await funding through government grants. Our electronic detection system has been subjected to controlled testing by third parties and successfully detected C4. As a result of the successful demonstration, we believed it was appropriate to further pursue the commercial development of our electronic detection system device

        In November 2001, we developed a portable prototype and in December 2001, we demonstrated it to the U.S. Department of Transportation. Following this demonstration, we decided to pursue the technology. At present, we are developing both portable and bench-top systems for use in airports and Department of Defense facilities. Prototype units have been transported to the Department of Defense and Department of Homeland Security (DHS) for demonstration and evaluation. On August 12, 2002, we signed a Cooperative Research and Development Agreement (CRDA) with an agency of the Department of Transportation (now Homeland Security) which will permit us and the government to exchange critical test data and for us to deliver a certain number of units to the Transportation Security Administration (TSA) for independent evaluation and field testing. The TSA tested the breadboard system at their technical center in Atlantic City and as a result of these tests funded the CRDA with $1,000,000 to develop a bench-top explosives detection system. As of March 31, 2004, $1,000,000 has been released to the Company

        We are developing several versions of our explosives detection systems, including: (i) a table-top unit, which can be used to screen passengers and carry-on baggage in airports; and (ii) a portable system, which can be used to replace bomb-sniffing dogs to clear buildings, aircrafts, or ships where hidden bombs are believed to exist. We received $600,000 from the U.S. Navy in November 2002 for further development of the portable device. This device was delivered to the U.S. Navy for testing in May 2003. The U.S. Navy tested the unit in simulated outdoor conditions and their engineers were satisfied with the results of the tests. There can be no guarantee however, that the final production model will pass the government tests or that the government will purchase any equipment from the Company. In December 2003, we received a $1,700,000 contract to deliver three production ready handheld units. In April 2004, this contract was increased by $215,000 to include additional tasks. We plan to first market these systems to U.S. government agencies for use in airports, government buildings and facilities.

        Consistent with our policy to protect our proprietary technologies, we have submitted twenty one patent applications to the United States Patent and Trademark Office. Twelve of these patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity relating to our explosives detection systems.

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

        As of March 31, 2004, we were conducting our operations with approximately $2,828,000 in cash and cash equivalents. We estimate such amounts combined with our cash flow from operations will be sufficient to fund our working capital in the next twelve months. Future expenditures for research and product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

        The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of March 31, 2004, are as follows:

	Capital Lease	Operating Leases	Axcelis Technologies, Inc.	MED-TEC	Total
Year ending June 30:
2004	$4,000	$114,000	$384,000	$92,000	$594,000
2005	5,000	531,000		394,000	930,000
2006	2,000	568,000		212,000	782,000
2007	—	569,000			569,000
2008	—	570,000			570,000
Thereafter	—	285,000			285,000

Total	$11,000	$2,637,000	$384,000	$698,000	$3,730,000

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the financial statements included in Item 7 of our Form 10-KSB/A No. 1 as of June 30, 2003. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. There has been no change to our critical accounting policies during the quarter ending March 31, 2004.

Item 3. Controls and Procedures

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three and nine months ended March 31, 2004, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls and subsequent to the date of their most recent evaluation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities and Use of Proceeds

        On August 28, 2003, the Company issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock ("Series B") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd. The Company received $2,000,000 in gross proceeds, less a management and placement agent fee of approximately $108,000, and related transaction costs of approximately $70,000. The terms of the Series B provide for repayment with shares of the Company's common stock or in cash, pursuant to an amortization schedule. Repayment of the Series B commenced on December 1, 2003. The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both. However, if the closing price for any of the 11 trading days preceding a repayment date is less than $6.00, the Company would be required to pay such monthly amount in cash at 105% of the monthly obligation. If the payment of the monthly amount is made in common stock, the fixed conversion price is $5.50. The Company also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of the Company's assets and provides Laurus a right of first refusal on future financing arrangements during the Term. In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series B to the subsequent financier. The Company will utilize the proceeds of this financing to commercialize its explosives detection system and for general working capital purposes.

        During the three months ended March 31, 2004, Laurus converted 145,000 shares of Series B into 263,636 shares of the Company's common stock, at a conversion price of $5.50 per share. As of March 31, 2004, the principal balance of the Series B was paid in full. For the three months ended March 31, 2004, the Company accrued approximately $9,000 of dividends. The conversion of accrued interest into common stock resulted in additional dividends of $53,000 during the three and nine months ended March 31, 2004, in excess of the 5% stated value. As of March 31, 2004, all Series B shares had been converted into 363,636 shares of common stock.

        On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock ("Series C") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd. The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000. The terms of the Series C provide for repayment with shares of the Company's common stock or in cash, pursuant to an amortization schedule. Repayment of the Series C commences on March 31, 2004. The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both. If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75. The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of the Company's assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement. In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier. The Company will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

        During the period ended March 31, 2004, approximately $189,000 was amortized. As of March 31, 2004, the outstanding principal of the Series C was $2,500,000. For the three months ended March 31, 2004, the Company accrued approximately $31,000 of dividends.

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

Exhibit No.	Description
*10.78	Exchange and Venture agreement between Implant Sciences Corporation, CardioTech International, and CorNova, Inc. dated March 5, 2004.
31.1	Certification of the Chief Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Under Rule 13a-14(a) of the Securities Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Previously filed on Form 8-K on March 18, 2004, and is incorporated herein by reference
  (b)
  Current Report on Form 8K dated March 5, 2004 regarding the Exchange and Venture agreement entered into with CorNova, Inc. CardioTech International, Inc. and Implant Sciences Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation
Date: May 17, 2004	/s/ Anthony J. Armini Anthony J. Armini President and CEO
Date: May 17, 2004	/s/ Diane J. Ryan Diane J. Ryan Chief Financial Officer