Form 10QSB/A
period 2004-03-31
IMPLANT SCIENCES CORP
filed 2004-09-01
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

(Amendment No. 1)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending March 31, 2004.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

107 Audubon Road, #5	Wakefield, MA 01880

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

Condensed Balance Sheets as of March 31, 2004 and June 30, 2003 (audited)

Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2004 and 2003 (unaudited)

Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2004 and 2003 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security-Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

EXPLANATORY NOTE

This Amendment No. 1 is being filed to correct an error in the calculations of the fair value of certain warrants issued to non-employees and warrants issued in connection with the Series B and Series C preferred stock issuances, reflected in the Company’s financial statements reported on Form 10-QSB for the period ended March 31, 2004.  The calculations had erroneously assumed a tax benefit, which decreased the non-cash stock-based expense and preferred dividends.  The Company has recalculated these non-cash items removing the previously included tax benefit.  For this reason, we are filing this report in order to amend Item 1.  “Financial Statements,” Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3. “Controls and Procedures” solely to the extent necessary to reflect the adjustments described herein.

In order to preserve the nature of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, dated May 17, 2004, and we have not updated the disclosures in this report to speak of as a later date.  All information contained in this amended report is subject to updating and supplementing as provided in our reports with the SEC subsequent to the date of the Original Report.

IMPLANT SCIENCES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31	June 30,
	2004	2003
ASSETS	(Restated)
Current assets:
Cash and cash equivalents	$2,828,000	$959,000
Accounts receivable, net	1,489,000	778,000
Inventories	454,000	473,000
Investments - available for sale securities	515,000	177,000
Prepaid expenses and other current assets	179,000	33,000
Total current assets	5,465,000	2,420,000

Property and equipment, net	4,306,000	4,741,000
Amoritzable intangible assets, net (Note 10)	729,000	—
Other non-current assets, net	262,000	136,000

Total assets	$10,762,000	$7,297,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$767,000	$1,269,000
Current maturities of obligations under capital leases	4,000	5,000
Accounts payable	602,000	749,000
Accrued expenses	757,000	669,000
Total current liabilities	2,130,000	2,692,000

Long-term liabilities:
Obligations under capital lease, net of current maturities	7,000	11,000
Long-term debt, net of current maturities	315,000	—
Total liabilities	2,452,000	2,703,000

Convertible preferred stock: 5,000,000 shares authorized;
7% Series A Cumulative Convertible Preferred Stock, $10 stated value; 250,000 shares designated;150,000 shares issued and outstanding at June 30, 2003	—	966,000
5% Series B Cumulative Convertible Preferred Stock, $10 stated value; 200,000 shares designated; no shares issued and outstanding	—	—
5% Series C Cumulative Convertible Preferred Stock, $10 stated value; 250,000 shares designated; 250,000 shares issued and outstanding at March 31, 2004.	1,591,000	—
Stockholders’ equity:
Common stock, $.10 par value; 20,000,000 shares authorized; 7,595,415 and 6,650,156 issued as of March 31, 2004 and June 30, 2003, respectively	760,000	665,000
Treasury stock, 3,103 common shares as of March 31, 2003, at cost (Note 11)	(34,000)	—
Additional paid-in capital	24,079,000	16,064,000
Accumulated deficit	(17,890,000)	(12,988,000)
Deferred compensation	(615,000)	(7,000)
Accumulated other comprehensive income	419,000	117,000
Notes receivable from employees	—	(223,000)

Total stockholders’ equity	6,719,000	3,628,000

Total liabilities and stockholders’ equity	$10,762,000	$7,297,000

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2004	2003	2004	2003
	(Restated)		(Restated)
Revenues:
Product and contract research:
Medical	$868,000	$629,000	$2,145,000	$1,993,000
Contract manufacturing	769,000	672,000	2,003,000	2,037,000
Government contracts and other	998,000	392,000	2,012,000	964,000
Total revenues	2,635,000	1,693,000	6,160,000	4,994,000
Costs and expenses:
Cost of product and contract research, includes $90,000 of non-cash stock-based compensation for the nine months ended March 31, 2004.	1,167,000	999,000	3,846,000	2,996,000
Cost of government contracts and other	701,000	459,000	701,000	988,000
Total costs and expenses	1,868,000	1,458,000	4,547,000	3,984,000
Gross margin	767,000	235,000	1,613,000	1,010,000
Operating expenses:
Research and development, (includes $103,000 and $1,000 non-cash charge for stock-based compensation for the three months ended March 31, 2004 and 2003, respectively, and $275,000 and $17,000 for the nine months ended March 31, 2004 and 2003, respectively.)	418,000	389,000	1,299,000	1,257,000
Selling, general and administrative, (includes $275,000 and $97,000 non-cash charge for stock-based compensation for the three months ended March 31, 2004 and 2003, respectively and $533,000 and $136,000 for the nine months ended March 31, 2004 and 2003, respectively.)	1,156,000	608,000	2,905,000	1,762,000
Total operating expenses	1,574,000	997,000	4,204,000	3,019,000

Loss from operations	(807,000)	(762,000)	(2,591,000)	(2,009,000)

Other income (expense):
Interest income	6,000	6,000	14,000	21,000
Interest expense	(33,000)	(1,000)	(111,000)	(12,000)
Equity losses in unconsolidated subsidiaries	(5,000)	(2,000)	(12,000)	(2,000)
Total other income (expense)	(32,000)	3,000	(109,000)	7,000

Net loss	(839,000)	(759,000)	(2,700,000)	(2,002,000)
Preferred distribution, dividends and accretion (Note 8)	(1,227,000)	(266,000)	(2,201,000)	(467,000)
Net loss applicable to common shareholders	$(2,066,000)	$(1,025,000)	$(4,901,000)	$(2,469,000)

Net loss per share:
Per share - basic and diluted:
Net loss	$(0.11)	$(0.12)	$(0.38)	$(0.32)
Preferred distribution	(0.16)	(0.04)	(0.31)	(0.08)
Net loss per share applicable to common shareholders	$(0.27)	$(0.16)	$(0.69)	$(0.40)

Weighted average common shares outstanding basic and diluted	7,447,253	6,284,556	7,090,465	6,243,350

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
	(Restated)
Cash flows from operating activities
Net loss	$(2,700,000)	$(2,002,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	914,000	598,000
Stock-based compensation expense	898,000	153,000
Equity losses in unconsolidated subsidiaries	12,000	—
Changes in assets and liabilities:
Accounts receivable	(711,000)	151,000
Inventories	19,000	(224,000)
Prepaid expenses and other current assets	(109,000)	(12,000)
Accounts payable	(147,000)	119,000
Accrued expenses	38,000	(278,000)
Net cash used in operating activities	(1,786,000)	(1,495,000)
Cash flows from investing activities
Purchases of property and equipment	(194,000)	(255,000)
Investment in available for sale securities	(40,000)	—
Other non-current assets	(56,000)	(51,000)
Net cash used in investing activities	(290,000)	(306,000)
Cash flows from financing activities
Proceeds from common stock	358,000	105,000
Proceeds from issuance of Series A preferred stock, net of issuance costs	593,000	2,099,000
Proceeds from issuance of Series B preferred stock, net of issuance costs	1,818,000	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	2,289,000	—
Repayments of long-term debt	(308,000)	(243,000)
Repayments of capital lease obligations	(4,000)	—
Repayment received from note receivable	85,000	—
Repayments of equipment financing	(886,000)	—
Net cash provided by financing activities	3,945,000	1,961,000
Net increase in cash and cash equivalents	1,869,000	160,000
Cash and cash equivalents, beginning	959,000	1,014,000
Cash and cash equivalents, ending	$2,828,000	$1,174,000
Noncash Investing and Financing Activity:
Issuance of Series A warrants	$—	$128,000
Noncash beneficial conversion feature - Series A	$—	$537,000
Issuance of Series B warrants	$184,000	$—
Noncash beneficial conversion feature - Series B	$826,000	$—
Issuance of Series C warrants	$305,000	$—
Noncash beneficial conversion feature - Series C	$700,000	$—
Conversion of Series A Cumulative Convertible Preferred stock and accrued dividends into common stock	$1,500,000	$168,000
Conversion of Series B Cumulative Convertible Preferred stock and accrued dividends into common stock	$2,000,000	$—
Value of amortizable intangible asset acquired in exchange for long term note payable	$1,007,000	$—
Accretion of 7% Series A Cumulative Convertible Preferresd Stock dividends, beneficial conversion feature and warrants	$556,000	$467,000
Accretion of 5% Series B Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$1,254,000	$—
Accretion of 5% Series C Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$336,000	$—
Value of non-cash investment in CorNova	$113,000	$—

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

2.     Interim Financial Statements and Restatements

The financial information for the three and nine months ending March 31, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods.  The result of operations and cash flows for the three and nine months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ended June 30, 2004.  The information contained in this Form 10-QSB/A No. 1 should be read in conjunction with our audited financial statements, included in our Form 10-KSB/A No. 1 as of and for the year ending June 30, 2003 filed with the Securities and Exchange Commission on October 1, 2003.  Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation.

The Company restated its previously issued financial statements as of and for the three and nine months ended March 31, 2004.  This Amendment No. 1 is being filed to correct an error in the calculations of the fair value of certain warrants issued to non-employees and warrants issued in connection with the Series B and Series C preferred stock issuances, reflected in the Company’s financial statements reported on Form 10-QSB for the period ended March 31, 2004.  The calculations had erroneously assumed a tax benefit, which decreased stock-based compensation expense and preferred dividends.  The Company has recalculated these non-cash items removing the previously included tax benefit.  For this reason, we are filing this report in order to amend Item 1.  “Financial Statements,” Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3. “Controls and Procedures” solely to the extent necessary to reflect the adjustments described herein.

In order to preserve the nature of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, dated May 17, 2004, and we have not updated the disclosures in this report to speak of as a later date.  All information contained in this amended report is subject to updating and supplementing as provided in our reports with the SEC subsequent to the date of the Original Report

The following lists the accounts in the statements of operations and balance sheets that were affected by the restatements discussed above, with comparisons of the restated amounts to previously reported amounts, and the effect of such restatements:

	Three Months Ended March 31, 2004		Nine Months Ended March 31, 2004
	As restated	As reported	As restated	As reported
Research and development	$418,000	$398,000	$1,299,000	$1,279,000
Selling, general and administrative	1,156,000	1,078,000	2,905,000	2,827,000
Total operating expenses	1,574,000	1,476,000	4,204,000	4,106,000
Loss from operations	(807,000)	(709,000)	(2,591,000)	(2,493,000)
Net loss	(839,000)	(741,000)	(2,700,000)	(2,602,000)
Preferred distribution, dividends, and accretion	(1,227,000)	(1,062,000)	(2,201,000)	(2,036,000)
Net loss applicable to common shareholders	(2,066,000)	(1,803,000)	(4,901,000)	(4,638,000)
Net loss per share - basic and diluted:
Net loss	$(0.11)	$(0.10)	$(0.38)	$(0.37)
Preferred dividend	(0.16)	(0.14)	(0.31)	(0.29)
Net loss per share applicable to common shareholders	$(0.27)	$(0.24)	$(0.69)	$(0.66)

	March 31, 2004
	As restated	As reported
5% Series C Cumulative Convertible Preferred Stock	$1,591,000	1,733,000
Additional paid-in-capital	24,079,000	23,674,000
Accumulated deficit	(17,890,000)	(17,627,000)
Total stockholders’ equity	6,719,000	6,577,000

3.              Stock-based Compensation

The Company accounts for its employee stock based compensation arrangements under the provisions of Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Restated)		(Restated)

Net loss applicable to common shareholders, as reported	$(2,066,000)	$(1,025,000)	$(4,901,000)	$(2,469,000)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders, net of tax	70,000	—	551,000	15,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(193,000)	(250,000)	(576,000)	(480,000)

Pro forma net loss applicable to common shareholders	$(2,189,000)	$(1,275,000)	$(4,926,000)	$(2,934,000)

Net loss applicable to common shareholders per basic and dilutive shares:
As reported	$(0.27)	$(0.16)	$(0.69)	$(0.40)
Pro forma	$(0.29)	$(0.20)	$(0.69)	$(0.47)

Weighted average common shares otstanding basic and diluted	7,447,253	6,284,556	7,090,465	6,243,350

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

        The Company granted 260,000 warrants to purchase common stock to three consultants in exchange for services during the three months ended March 31, 2004.  The Company recorded approximately $288,000 in expense associated with this issuance.  The Company estimated the fair value of the common stock options and warrants using the Black-Scholes option-pricing model.  The Company estimated the fair value of the options and warrants using the following input assumptions:

Volatility	66.00%
Dividend	0%
Risk-free interest rate	0.94 - 3.27%
Expected lives	4 mos - 5 years

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

5.              Comprehensive Income   (Loss)

The Company has accumulated other comprehensive income (loss) resulting from the unrealized gain on an investment in marketable equity securities of CardioTech International Inc. (Note 9) and the recognition of the unrealized gain/loss of the Company’s share of CardioTech and Implant Sciences stock owned by CorNova (Note 11) which is recorded in the stockholders’ equity section of the balance sheet.  Comprehensive income (loss) is summarized below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Restated)		(Restated)

Net Loss	$(839,000)	$(759,000)	$(2,700,000)	$(2,002,000)
Other Comprehensive Income (Loss)	195,000	(19,000)	302,000	(43,000)

Comprehensive Loss	$(644,000)	$(778,000)	$(2,398,000)	$(2,045,000)

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

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series B contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series B and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $826,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of March 1, 2005, or the actual conversion date, whichever is earlier.

The Company valued the Series B at issuance to be $812,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $1,822,000 ($178,000 of issuance costs incurred), amount allocated to warrants of $184,000, and the amount of the discount related to the value of beneficial conversion feature of $826,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,000,000 at March 1, 2005, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of redemption.  During the period ended March 31, 2004, approximately $897,000 was amortized.  As of March 31, 2004, all amounts were fully amortized.

During the three months ended March 31, 2004, Laurus converted 145,000 shares of Series B into 263,636 shares of the Company’s common stock, at a conversion price of $5.50 per share.  As of March 31, 2004, the principal balance of the Series B was paid in full.  For the three months ended March 31, 2004, the Company accrued approximately $9,000 of dividends.  The conversion of accrued interest into common stock resulted in additional dividends of $53,000 during the three and nine months ended March 31, 2004, in excess of the 5% stated value.  As of March 31, 2004, all Series B shares had been converted into 363,636 shares of common stock.

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series C”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commences on March 31, 2004.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier.  The Company will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series C contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series C and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $700,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of June 1, 2005, or the actual conversion date, whichever is earlier using the effective interest method.

The Company valued the Series C at issuance to be $1,284,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $305,000,and the amount of the discount related to the value of beneficial conversion feature of $700,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at June 1, 2005, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of redemption.  During the three months ended March 31, 2004, approximately $237,000 was amortized.  As of March 31, 2004, the outstanding principal of the Series C was $2,500,000.  For the three months ended March 31, 2004, the Company accrued approximately $31,000 of dividends.

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

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as \a platform for the Company’s proprietary radioactive brachytherapy technology.  In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share.  As of March 31, 2004, the fair market value of the CardioTech shares held as investment is $515,000.  CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

In January 2004, a director of the Company entered into a Sales Representative Agreement with the Company to sell radioactive prostate seeds.  In April 2004, this director resigned from the board to pursue this opportunity and eliminate any possible conflict.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech International, Inc. (“CardioTech”) and CorNova, Inc. (“CorNova”).  CorNova is a start-up company which is focused on the development and marketing of innovative interventional cardiology products.  CardioTech granted CorNova an exclusive license for the technology and both CardioTech and the Company have issued equity securities to CorNova.  As of March 31, 2004, the Company has issued 10,344 shares to CorNova in exchange for a 30% interest in CorNova. (Note 11).  Our CEO and the Chairman of our Audit Committee are also on the Board of Directors of CorNova.

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

11.         CorNova

In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech and CorNova.  CorNova is a start-up company focused on the development and marketing of innovative interventional cardiology products.  The Company issued 10,344 shares of common stock bearing an aggregate fair market value of $113,000 as of the date of issuance.  In exchange, the Company received 1,500,000 shares of the CorNova’s common stock, which represents a 30% ownership position, and a position on the Board of Directors.  Other board members include, Dr. Michael Szycher, of CardioTech and Dr. Eric Ryan of CorNova. Upon CorNova securing Series A financing, the Company will issue up to a maximum of $750,000 of common stock.  As of March 31, 2004, 10,344 shares have been issued, 3,103 of which have been categorized as treasury stock.  During the quarter ended March 31, 2004, the Company recognized approximately $1,000 in other income (expense) representing our portion of CorNova’s net loss.  The Company is accounting for this investment under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

Revenue from contract manufacturing increased to $769,000 for the three months ended March 31, 2004 as compared to $672,000 for the comparable prior year period, an increase of $97,000 or 14%.  This increase was attributed to a $76,000 or 32% increase in semiconductors revenue in the period ended March 31, 2004, as compared with the comparable prior year period, combined with a $37,000 or 8% increase in medical and industrial coating revenues.  The increase in semiconductor revenue is primarily attributable to the revenue generated from the Company’s new MC3 mass analyzed ion implanters.  We believe that revenues from these implanters will continue to increase as our customer’s production needs grow and we identify new customers requiring the larger wafer implants that this equipment can accommodate.  We believe fluctuations in sales in our semiconductor business from quarter-to-quarter are normal occurrences; however, we believe that growth will continue to be achieved.

Revenue of the I-PlantTM prostate seed for the three months ended March 31, 2004 was approximately $853,000 as compared to $623,000 for the comparable prior year period, an increase of $230,000 or 37%.  The increase is a result of increased seed volume combined with a 32% increase in average seed price.  This increase in average seed price is the direct result of the value added items offered to our customers.  Additionally, we continue to build our direct sales force as the Company transitions from a distributorship.  Two additional regional sales representatives were hired in the quarter ended March 31, 2004.  These new hires may facilitate an increase in the volume of seeds sold in future periods.

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

Research and Development.  Research and development expenses for the three months ended March 31, 2004 were $418,000 as compared to $389,000 for the comparable prior year period, an increase of $29,000 or 7%. This increase is a result of the increase government contracts subsidizing our research and development work in the areas of explosives and toxic substance detection.  Research and development expenses included $103,000 and $1,000 of noncash stock-based compensation recorded in connection with the issuance of stock and stock options to employees and warrants to outside agents and $21,000 and $28,000 in depreciation and amortization expenses for the three month period ended March 31, 2004 and 2003 respectively.

Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended March 31, 2004 were $1,156,000 as compared to $608,000 for the comparable prior year period, an increase of $548,000 or 90%.  Selling, general and administrative expenses included $275,000 and $97,000 of noncash stock-based compensation recorded in connection with the issuance of stock options to employees and warrants to an outside agent in the three months ended March 31, 2004 and 2003.  In the three month period ended March 31, 2004, depreciation and amortization expenses relating to the MED-TEC non-compete agreement were $107,000, and depreciation expenses totaled $40,000 in the respective prior year period.  Net of the noncash stock-based compensation, and depreciation and amortization, selling, general and administrative expenses increased by $303,000 or 64%.  This increase reflects our addition of sales personnel needed to support our continued growth and increased travel and trade show costs relating to the marketing our products.  However, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

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

Net Loss.  Net loss for the three months ended March 31, 2004 was $839,000 as compared to $759,000 for the comparable prior year period, an increase in net loss of $80,000  or 10%.  Net loss for three months ended March 31, 2004 includes an approximate charge of $378,000 related to stock based compensation as compared to $98,000 in the comparable prior year period and $350,000 and $188,000 of depreciation and amortization expenses in the period ended March 31, 2004 and 2003, respectively.  Accordingly, the net loss for the period ended March 31, 2004 before giving effect to the charge for stock-based compensation and depreciation and amortization expense is

$108,000 as compared to $473,000 for the comparable prior year period, a decrease in net loss of $365,000 or 77%.

Additionally, during the period ended March 31, 2004, accretion of dividends, the beneficial conversion feature and amortization of warrants in the amount of $959,000 and $268,000 relating to the Series B and C, respectively, was recognized as a preferred distribution, as compared with $266,000 for the prior year period.  The effect of these transactions had no overall effect on stockholders’ equity or cash, but increased net loss per share applicable to common shareholders by $0.16 per share.  The basic and diluted net loss per share applicable to common shares for the period ended March 31, 2004 was ($0.27) per share as compared to ($0.16) per share for the comparable prior year period, an increase in net loss applicable to common shares per share of $0.11 or 69%.

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

Sales of the I-PlantTM prostate seeds for the nine month period ended March 31, 2004 were $2,145,000 as compared to $1,993,000 for the comparable prior year period, an increase of $152,000 or 8%.  Seed volume decreased by 10% in the period ended March 31, 2004 as compared with the comparable prior year period.  This decrease was offset by a 20% increase in average seed price.  This increase in average seed price is the direct result of the value added items offered to our customers.

                These increases in revenues were offset by a decrease in revenues from contract manufacturing.  Revenues for the nine months ended March 31, 2004 were $2,003,000 as compared to $2,037,000 in the comparable prior year period, a decrease of $34,000 or 2%.  This decrease was attributed to a $171,000 or 12% decrease in medical and industrial coatings, offset by a $131,000 increase in semiconductors revenue in the period ended March 31, 2004, as compared with the comparable prior year period, an increase of 20%. The increase in semiconductor revenue is primarily attributable to the revenue generated from the Company’s new MC3 mass analyzed ion implanters.  We believe that revenue from these implanters will continue to increase as our customer’s production needs grow and we identify new customers requiring the larger wafer implants that this equipment can accommodate.  We believe fluctuations in sales in our semiconductor business from period to period are normal occurrences, however, we believe that growth will continue to be achieved

                 Combined sales to our two major customers, the U.S. Government and Howmedica/Osteonics Division of Stryker Corporation, accounted for 49% and 52% of revenue for the nine months ended March 31, 2004 and 2003, respectively. Government contract and grant revenue as a percentage of total revenues increased as a result of our receiving several new grants and contracts, primarily related to our Laser IMS technology

Cost of Sales.  Cost of sales for the nine months ended March 31, 2004 were $4,547,000 as compared to $3,984,000 for the comparable prior year period, an increase of $563,000 or 14%.  The increases are, in general, attributable to the costs associated with an increase in staff and materials needed to support the increase in sales, combined with $90,000 and $0 of stock-based compensation and depreciation expense of $657,000 and $426,000 in the nine months ended March 31, 2004 and 2003, respectively.  Management is continually evaluating and implementing strategies to improve the cost of materials to produce prostate seeds, developing new products related to the delivery of seeds in prostate procedures, and assessing additional channels of distribution that could increase seed sales volume.  During fiscal 2004 and 2003, we utilized SBIR grants as a significant source of funding for our research and development efforts.  We will continue to use SBIR grants as a source of funding for our research and development efforts in fiscal 2004.  Our obligation with respect to these grants is to perform the research on a best-efforts basis.  Periodically, we may continue our research and development efforts related to these projects at its own expense.  This cost is considered company-funded research and development.

Research and Development.  Research and development expense for the nine months ended March 31, 2004 was $1,299,000 as compared to $1,257,000 for the comparable prior year period, an increase of $42,000 or 3%.  The award of new government contracts subsidized certain of our research and development expenses for the period ended March 31, 2004.  Research and development expenses included $275,000 and $17,000 of noncash stock-based compensation recorded in connection with the issuance of stock and stock options to employees and warrants to outside consultants and $61,000 and $83,000 in depreciation and amortization expenses for the nine month period ended March 31, 2004 and 2003 respectively.  The Company continues to work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments.  We anticipate increases in future expenditures resulting from these and new product development plans.  We will continue to use SBIR grants as a source of funding for our research and development efforts in fiscal 2004.

Selling, General and Administrative.  Selling, general and administrative expenses for the nine months ended March 31, 2004 were $2,905,000 as compared to $1,762,000 for the comparable prior year period, an increase of $1,143,000 or 65%.  The increase is primarily attributable to a $533,000 and $136,000 charge for noncash stock-based compensation and $332,000 and $89,000 of depreciation and amortization expense in the nine month period ended March 31, 2004 and 2003 respectively.  Net of the noncash stock based compensation and amortization expenses, selling, general and administrative expenses increased by $500,000 or 32%.  This increase reflects our addition of certain administrative personnel necessary to support our continued growth.  However, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

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

Net Loss.  Net loss for the nine month period ended March 31, 2004 was $2,700,000 as compared to $2,002,000 for the comparable prior year period, an increase of $698,000 or 35%.  This increase in net loss is primarily a result of the costs associated with noncash stock-based compensation and depreciation and amortization expenses.  Accordingly, before giving effect to the charge for stock-based compensation of $899,000 and $153,000 and depreciation and amortization expense of $914,000 and $598,000 for the nine month period ended March 31, 2004 and 2003, respectively,  the net loss for the nine month period ended March 31, 2004 and 2003 is $885,000 as compared to $1,253,000, a decrease in net loss of  $368,000 of 29%.

Additionally, during the nine months ended March 31, 2004, accretion of dividends, the beneficial conversion feature and amortization of warrants in the amounts of $565,000, $1,287,000 and $349,000 for the Series A, B, and C, respectively, were recognized as a preferred distribution in the nine month period ended March 31, 2004, as compared with $467,000 in the comparable prior year period relating to the Series A only.  The effect of these transactions had no overall effect on stockholders’ equity or cash, but increased net loss per share applicable to common shareholders by $0.29 and $.08 per share for the nine month period ended March 31, 2004 and 2003 respectively.  The basic and diluted net loss per share applicable to common shares for the period ended March 31, 2004 was ($0.69) per share as compared to ($0.40) per share for the comparable prior year period, an increase in net loss applicable to common shares per share of $0.29 or 73%.

Liquidity and Capital Resources

As of March 31, 2004, we had approximately $2,828,000 in cash in the form of cash and cash equivalents. During the nine months ended March 31, 2004, operating activities used cash of approximately $1,786,000.  Net cash used by operating activities primarily reflects the net loss of $2,700,000, a $711,000 increase in accounts receivable, a $109,000 increase in prepaid expenses and other current assets, a $147,000 decrease in accounts payable, and a $38,000 decrease in accrued expenses.  These were offset by depreciation and amortization of $914,000, stock-based compensation expense of $898,000 and a $19,000 decrease in inventories.  The additional government contracts increased both the accounts payable and accounts receivable balances in the nine month period ended March 31, 2004 as well as the prepaid commission paid to Christopher Lang at Bay Area MRI (Note 12).  These items increased the Company’s net cash used in operating activities as compared with the same prior year period.

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

On August 28, 2003, we issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd.  We received $2,000,000 in gross proceeds, less a management and placement agent fee of approximately $108,000, and related transaction costs of approximately $70,000.  The terms of the Series B provide for repayment with shares of our common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series B commenced on December 1, 2003.  We have the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  However, if the closing price for any of the 11 trading days preceding a repayment date is less than $6.00, we would be required to pay such monthly amount in cash at 105% of the monthly obligation.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $5.50.  We also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of our assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by us in order to subordinate its rights under the Series B to the subsequent financier.  We will utilize the proceeds of this financing to commercialize its explosives detection system and for general working capital purposes.

                In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series B contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series B and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $826,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of March 1, 2005 or the actual conversion date, whichever is earlier.

We valued the Series B at issuance to be $812,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $1,822,000 ($178,000 of issuance costs incurred), amount allocated to warrants of $184,000, and the amount of the discount related to the value of beneficial conversion feature of $826,000.  We are accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,000,000 at March 1, 2005 or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the period ended March 31, 2004, approximately $897,000 was amortized.  As of March 31, 2004, all amounts were fully amortized.

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

        On November 25, 2003, we issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series C”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd.  We received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of our common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commences on March 31, 2004.  We have the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  We also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of our assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by us in order to subordinate its rights under the Series C to the subsequent financier.  We will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series C contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series C and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $700,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of June 1, 2005, or the actual conversion date, whichever is earlier, using the effective interest method.

We valued the Series C at issuance to be $1,284,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $305,000, and the amount of the discount related to the value of beneficial conversion feature of $700,000.  We are accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at June 1, 2005, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.

During the period ended March 31, 2004, approximately $237,000 was amortized.  As of March 31, 2004, the outstanding principal of the Series C was $2,500,000.  For the three months ended March 31, 2004, we accrued approximately $31,000 of dividends.

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

Subsequent to March 31, 2004, and in connection with our year-end audit, it was discovered that there was an error in the calculation of the fair value of certain warrants issued to non-employees and warrants issued in connection with the Series B and Series C preferred stock issuances, which were used to determine charges to our statement of operations during the three and nine months ended March 31, 2004.  Our chief executive officer and chief financial officer concluded that the weakness that lead to these errors did not constitute a material weakness in internal control.  These amounts were corrected as of August 31, 2004 and the financial statements for the third quarter of fiscal 2004 were restated accordingly.  Management concluded that our disclosure controls and procedures were effective because the errors were inadvertent and isolated.  In addition, our reporting and disclosure procedures were modified to correct this situation and those people who made the inadvertent errors were appropriately educated and additional review procedures were implemented.

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

During the three months ended March 31, 2004, Laurus converted 145,000 shares of Series B into 263,636 shares of the Company’s common stock, at a conversion price of $5.50 per share.  As of March 31, 2004, the principal balance of the Series B was paid in full.  For the three months ended March 31, 2004, the Company accrued approximately $9,000 of dividends.  The conversion of accrued interest into common stock resulted in additional dividends of $53,000 during the three and nine months ended March 31, 2004, in excess of the 5% stated value.  As of March 31, 2004, all Series B shares had been converted into 363,636 shares of common stock.

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series C”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commences on March 31, 2004.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier.  The Company will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

During the period ended March 31, 2004, approximately $237,000 was amortized.  As of March 31, 2004, the outstanding principal of the Series C was $2,500,000.  For the three months ended March 31, 2004, the Company accrued approximately $31,000 of dividends.

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

(c)            Current Report on Form 8K dated August 31, 2004, regarding the restatement of the 10-QSB for the period ended March 31, 2004.

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: September 1, 2004	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: September 1, 2004	/s/ Diane J. Ryan
Diane J. Ryan
Chief Financial Officer