Form 10KSB
period 2004-06-30
IMPLANT SCIENCES CORP
filed 2004-10-12
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ending June 30, 2004.

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

(Registrant’s Telephone Number, Including Area Code)

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

YES  ☒           NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

No Disclosure   ☒

State issuer’s revenues for its most recent fiscal year: $8,566,000

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $67,994,000 as of August 31, 2004 (based on the closing price for such stock as of August 31, 2004).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at August 31, 2004
Common Stock, $.10 par value	8,444,251

PART 1

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “forecast,” and similar expressions, among others, identify forward looking statements.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Managements Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in the Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

ITEM 1.  OUR BUSINESS

Implant Sciences Corporation (the “Company”), incorporated in August 1984, has over the past twenty years, developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical devices for radiation therapy.  This technology has been applied to the manufacture of radioactive prostate seeds using a dry fabrication process which we believe is more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry.  Our I-Plant seeds are made radioactive in a nuclear reactor prior to shipment to customers.  We believe that the opportunities for radioactive prostate seeds will continue to grow as an attractive alternative to other methods of treatment.  Research and development on the radioactive prostate seed commenced in approximately June 1998.  We received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer in May 1999.  From approximately May 1999 through August 2000, we expended resources in the building of a production facility to manufacture and sell the radioactive prostate seeds.  We recognized our first sales of radioactive prostate seeds in the first half of fiscal 2001.  The transition from research and development on the radioactive prostate seeds to FDA approval and commercialization of this product represents a critical stage in our growth from a provider of ion implantation services for semiconductor and orthopedic applications to a manufacturer and seller of product in the form of radioactive prostate seeds.

We have expanded our radiation therapy products to include a radiation delivery system to provide breast cancer treatment.  This treatment called accelerated partial breast irradiation therapy following lumpectomy can be completed in five days rather than seven weeks of daily treatments using external beam radiation.  We believe this system will become the treatment of choice for women following lumpectomy.

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

We are also applying our ion implantation technologies to modify surfaces to reduce polyethylene wear generation in orthopedic joint implants, manufactured by the Stryker-Orthopaedics Division of Stryker Corporation.  We also supply ion implantation services to numerous semiconductor manufacturers, research laboratories and universities.  We currently have twenty-three issued United States patents and six United States patents pending covering these technologies and processes.

Since May 1999, we have been performing research to develop a trace explosives detector, which could be used to detect hidden bombs in airports and other public places.  This technology is yet another application of our ion source technology.  In November 2001, we developed a portable prototype and, in December 2001, we demonstrated it to an independent third party.  Following this demonstration, management decided to pursue the technology and to prepare for submission, a cooperative research and development agreement (CRADA) to the TSA by June 2002.  This CRADA was received by the company in August 2002.  At present, we are developing both portable and bench-top systems for use in airports and Department of Defense facilities.  Prototype units have been transported to the Department of Defense and Department of Transportation facilities for demonstration and evaluation.  See “Current and Future Products.”  We currently have one issued United States patent and seven United

States patents pending covering these technologies and processes.

Technologies

General.  We use two core technologies, ion implantation and thin film coatings, to provide enhanced surfaces to various medical implants and semiconductor products.  With respect to each core technology, we have developed proprietary processes and equipment for the purpose of improving or altering the surfaces of medical implants and semiconductor wafers.

Ion implantation and thin film coatings are techniques first developed in the 1970’s to improve the functional surface properties of metals, ceramics and polymers, such as friction, wear, wetability and hardness.  Ion implantation was initially developed as a means to dope semiconductors in the fabrication of integrated circuits.  The accuracy, cleanliness and controllability of this process have made it the standard for semiconductor manufacturing.  Ion implantation is generally preferred over other surface modification methods because it does not delaminate, does not require high temperatures and does not deform or alter the dimensions of the treated surface.

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

Ion implantation can be used to embed single isotopes of radioactive or non-radioactive elements into components.  We are using our proprietary equipment to manufacture radioactive seed implants for the treatment of prostate cancer and other carcinomas which can be manufactured without expensive cyclotrons or linear accelerators and without hazardous radioactive wet chemistry, the methods currently employed by existing suppliers.  We have twenty-three United States patents and six United States patents pending on our processes.  We also believe we can cost-effectively implant ions of therapeutic radioisotopes including phosphorous-32, palladium-103 or ytterbium-90 into a device such as a coronary stent used to reduce restenosis following balloon angioplasty.

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

Trace Explosives Detection. We have developed an instrument, which can detect the vapor from trace amounts of explosive compounds including plastic explosives such as RDX, the compound commonly found in C4 explosives.  The system works by ionizing explosive molecules in an air sample and then detecting the ionized molecules of the explosive using ion mobility spectrometry.  The instrument has successfully detected molecules of five different types of explosives in the air at the parts per trillion concentrations.  We believe this technology will provide commercial systems with improved sensitivity and capabilities than equipment presently available.

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

Prostate Seeds.  We have developed, and been granted two United States patents covering radioactive seeds, implants and methods of manufacturing radioactive seed implants by a proprietary process.  We have received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer.  These seeds are used primarily in the treatment of prostate cancer.  Our 510(k) clearance permits treatment of any localized tumors treatable by temporary or permanent brachytherapy.  A twelve-year study conducted by the Northwest Hospital, Seattle, Washington shows that this treatment has a twelve-year disease-free survival rate equal to surgical removal of the prostate and may be superior to other early stage treatments, with a substantial reduction in the negative side effects, impotence and incontinence, frequently associated with surgery and external beam radiation treatment.  The National Cancer Institute and American Cancer Society have reported that sexual potency after implantation of radioactive seeds has been 86% to 92%, which compares with rates of 10% to 40% for radical prostectomies and 40% to 60% for external beam radiation therapy.  Our production method, involving a proprietary dry fabrication process, does not use radioactive wet chemistry.  On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission requirement administered by the Commonwealth of Massachusetts as a Nuclear Regulatory Commission Agreement State.  These seeds have been on sale in the U.S. for four years.

Manufacturing.  Management believes that the Company’s manufacturing process results in lower capital equipment and manufacturing assembly costs and is less hazardous than the manufacturing processes used by our competitors.  Other radioactive prostate seed manufacturers use radioactive wet chemistry during seed assembly for Iodine-125 products.  Our dry process, for which we have patents issued and pending, uses a dry fabrication process, and we believe it requires fewer personnel and yields faster throughput.  Following seed core assembly we send our seed cores to a nuclear reactor for activation. Using this dry fabrication process, seed cores can be fabricated and inventoried in large quantities and activated only when ordered.  Due to the short half-life of Iodine-125 (approximately 60 days), the competition must assemble and ship seeds on a tight schedule so they can be implanted into the patient at the appropriate radioactive strength.  We maintain multiple source vendors for our raw materials supplies in the construction of our radioactive prostate seeds including Trace Sciences International, Isoflex USA, Inc., Specialty Glass Products, United Silica Products, Uniform Tube Corporation, and Fraen Machining Corporation.  In addition, we maintain multiple nuclear reactor sources capable of activating the radioactive prostate seeds, including Studsvik Nuclear Corporation and NRG Petten.

Sales.  On February 2, 2000, we signed a distribution agreement with MED-TEC.  Under this agreement, MED-TEC has agreed to act as our exclusive distributor for our Iodine-125 radioactive seed for the treatment of prostate cancer in the United States, the District of Columbia, and Puerto Rico.  The agreement was terminated by mutual consent and was replaced by another agreement on July 31, 2003 defining an orderly transition, transfer of customers to the Company’s direct sales force and a covenant by MED-TEC not to compete for 36 months.  The Company agreed to pay MED-TEC approximately $39,000 per month over the 28 months, beginning September 2003, in connection with this agreement.  Since August 2003, the Company has been building its own direct sales force to sell prostate seeds.

Breast Cancer Radiation Treatment

General.  Early state breast cancer is commonly treated by lumpectomy followed by a course of 35 sessions of external beam radiation to the whole breast over a seven week term.  Over the past several years, Accelerated Partial Breast Irradiation (APBI) has been increasing in popularity with patients because it can be completed in four to five days on an outpatient basis and has shown equal efficacy with good cosmetic outcomes.  Approximately 600 to 1000 patients have already been treated using this new temporary brachytherapy technique.  Currently this treatment is performed using a conventional HDR (High Dose Radiation) system using an iridium -192 radioactive source.  An important drawback of the currently used iridium -192 source is that the treatments must be performed in a heavily concrete shielded room to prevent the very penetrating iridium -192 gamma rays irradiating people in hallways and adjacent rooms.  Approximately 10% of the U.S. hospitals currently have such dedicated HDR concrete shielded rooms for brachytherapy.  The Company has developed a new lower energy source, ytterbium -169 which can deliver the same therapeutic dose to the lumpectomy cavity and does not require a concrete shielded treatment room.  The procedure can be done in an ordinary treatment room with some portable shielding around the patient.

Breast Brachytherapy System.

The Company has developed a specially constructed source wire tipped with a proprietary ytterbium -169 source of sufficient strength to compete with iridium -192 but does not present the same radiation exposure to the hospital staff.  The treatment will be done by delivering this source into the breast cavity using a conventional afterloader system.  The breast cavity can be irradiated using the interstitial needle technique pioneered by Dr. Kuske or by the Mammosite™ applicator manufactured by Proxima Therapeutics. The Company believes that this source wire is a device that needs a 510(k) pre-market notification from the FDA and does not require clinical trials prior to commercial sales.

Manufacturing.  The Company will manufacture the ytterbium -169 source material in-house using several nuclear reactors as subcontractors.  The Yb-169 source wire is designed to fit all afterloader systems presently on the market.

Sales.  The source wires and service contracts will be sold by our direct sales force.  This new product will be purchased by the Radiation Oncology Department of hospitals which is the same customer our existing prostate seed salesmen call on.

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

Manufacturing.  We believe we now operate one of the highest beam-current ion implanters used in the medical field.  This equipment has higher throughput and lower cost than equipment with a lower beam-current.  For our new second-generation orthopedic coating, this equipment can provide a ceramic coating with superior characteristics due to its patented “blended interface” process.  We maintain multiple source vendors for our gas supplies, the primary raw material used in the ion implantation process in providing this service, including Praxair and Wesco.

Sales.  We currently implant cobalt chromium components of total joint replacements made by our customers with nitrogen ions and are developing ceramic ion implantation techniques for total joint replacements.  We receive untreated cobalt chromium total joint replacements from our customers and implant them at our facility.  We then invoice and ship the implanted total joint replacements to our customers.  We maintain one major customer which accounted for 19% and 24% of total revenues in the year ended June 30, 2004 and 2003, respectively.

Markets.  Osteoarthritis is a natural result of the aging process and is the predominant cause of the need for joint replacement.  We believe that longer life expectancy as well as the growth in the number of people over age 50 will cause the demand for total joint replacement to increase.  According to the American Academy of Orthopedic Surgeons, the hip and knee total joint replacement market was estimated to be 650,000 procedures in the United States.  We treat approximately 60,000 units each year using our ion implantation process for the Stryker-Orthopaedics Division of Stryker Corporation.  Our research has shown that our ceramic coatings can decrease wear debris generation by two-thirds, which we believe will reduce osteolysis and thereby reduce the need for revision surgery.

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

Temporary Coronary Brachytherapy Systems

General.  With the support of a government research grant, we have begun an initiative on a catheter-based brachytherapy system device for the prevention of restenosis, reclosure of the artery, following balloon angioplasty.  The catheter is being designed to deliver localized radiation to the patient’s artery, using Iodine-125, a soft gamma ray emitter mounted on the tip of a delivery catheter.  Using our patented core technology for the I-PlantTM seed we are developing a proprietary process to produce radioactive sources of sufficient strength to be used in the vascular system.  We expect that the use of this soft gamma ray isotope within the catheterization laboratory will allow the physician and staff to remain at the patient’s side during the treatment, which is currently not an option with other gamma ray emitters.  We anticipate that this soft gamma ray should also make the procedure more acceptable to the physician, compared to other systems currently in clinical development.

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

The Department of Transportation has stated that the U.S. could spend between $1.9 billion and $2.5 billion on equipment for the detection of bulk and trace amounts of explosives.  However, we do not know how much will be allocated to each of trace and bulk equipment or how much allocated to equipment for the detection of trace amounts of explosives will be allocated to devices like ours.

In June 2000, we developed our first experimental device, which demonstrated sensitivity to the explosive TNT.  In June 2001, we developed a second-generation prototype with increased sensitivity and selectivity.  This device was able to detect and specify an increasing number of compounds within various explosive materials.  The explosives that have been tested to date are TNT, RDX, PETN, EGDN, and DNT. RDX is the primary component of C3 and C4 explosives, such as Datasheet and Semtex, as well as certain types of black powder explosives.  We believe these explosives represent the majority of the explosives presently used in terrorist activities.  After the attack on the World Trade Center occurred on September 11, 2001, management made the decision to continue the internal funding of the project rather than await funding through government grants.  In December 2001, we successfully demonstrated our working prototype of the electronic detection system to the FAA.  Our electronic detection system has been subjected to controlled testing by third parties and successfully detected a sample of C4.  As a result of the successful demonstration, we believed it was appropriate to further pursue the commercial development of our electronic detection system device.  We are developing a pre-production electronic detection system which will form the basis of a commercial unit and we will submit it to the Transportation Security Administration for evaluation when ready.

The electronic detection system detects microscopic quantities of explosive molecules in the air.  The device does not use any radioactive materials and does not produce a danger to personnel operating the device or scanned by the device.  The device is a sensor that receives signals that are already in the environment.  Two companies market trace electronic detection systems (Ion Track Instruments, a subsidiary of General Electric, and Smiths Plc, a U.K. publicly held company).  Both of these competitors use Ion Mobility Spectrometry in their respective devices for the detection and classification of explosive molecules.  Additionally, both of these competitors use Nickel-63, a radioactive source, to ionize the explosive vapors.  Our electronic detection system also uses Ion Mobility Spectrometry technology to detect and classify explosives molecules, however, our electronic detection system uses a laser beam to ionize the explosive molecules.  The laser yields greater sensitivity than Nickel-63 and has the potential to detect explosives without physically rubbing or swiping the outside of a container or luggage.  Currently, the trace electronic detection systems require the operator to physically rub or swipe the articles to be tested.  The swab or cloth is then placed into the electronic detection system, heated to evaporate some of the explosive particles, and then directs these vapors into the Ion Mobility Spectrometry device.  Our electronic detection system uses a sensor that does not require physical contact to screen the article to detect trace residues and detects the explosives from the vapor alone.  Since our device does not use a radioactive source, management believes it is safer than trace explosives residue detection systems currently in use.

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

Consistent with our policy to protect our proprietary technologies, we have submitted eight preliminary patent applications to the United States Patent and Trademark Office.  These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.  One application, a patent covering the overall system design, was allowed by the U.S. Patent and Trademark Office in August 2004.

We are developing several versions of the systems to serve various markets.  We are developing a table-top unit, which can be used to screen passengers and carry-on baggage in airports.  We are developing a portable system, which can be used to replace bomb-sniffing dogs to clear buildings, aircrafts, or ships where hidden bombs are believed to exist.  And we are also developing a device to detect landmines.  We plan to first market these systems to U.S. government agencies for use in airports, government buildings and in the field.  We have signed a Cooperative Research and Development Agreement with an agency of the Department of Transportation which will permit the Company and the government to exchange critical test data and for the Company to deliver a certain number of units to the Department of Transportation for independent evaluation and field testing.

The electronic detection system does not change our current operational and spending focus.  Our operations and spending continue to focus on the sales of our semiconductor, medical coatings and prostate seed products.  Additionally, we continue to fund research and development through government grants in accordance with the provisions of the respective grant awards.  We may require additional funding in order to advance the commercial development of the electronic detection system.  We will attempt to obtain such financing by: (i)  government grants, (ii) the exercise of the redeemable common stock purchase warrants and/or (iii) private financing.  However, there can be no assurance that we will be successful in our attempts to raise such additional financing, or (iv) through joint ventures or from exclusive distributors.

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

In June 2003, we installed two Axcelis MC3 semiconductor ion implanters within a new 1000 square foot class-100 clean room. These are state-of-the-art implantation machines, which are totally automated and can ion implant silicon wafers up to 30 cm (12 inches) in diameter. The Company believes it is the only semiconductor ion implantation service company which can accommodate twelve-inch wafers and is one of only two in the U.S. that can implant eight-inch wafers.

The Company believes that these two machines and the new clean room facilities will enable the Company to expand its semiconductor implantation services to include high volume production customers as well as the existing R & D and pilot production customers.  These facilities were completed in September 2003 and are currently servicing customers.

Marketing and Sales

Our marketing and sales methods vary according to the characteristics of each of our main business areas.  Foreign sales have comprised less than five percent of our total revenues.  Sales and marketing to the medical device markets are directed by our Director of Brachytherapy Sales and Director of Operations – Contract Manufacturing.  The Director of Brachytherapy Sales is assisted by regional sales representatives.  Our Director of Semiconductor Sales and Marketing handles semiconductor implant services.  Our Director of Explosives Detection is responsible for sales and marketing our trace explosives technology. The Company may enter into a distributorship agreement pursuant to which another company may distribute our security products. The solicitation and proposal process for research and development contracts and grants are conducted by our President, our Chief Scientist, and our scientific staff.

During the year ended June 30, 2003, we utilized a distributor for the sale of our prostate seeds.  Beginning July 31, 2003, we entered into an agreement with our former distributor and began to market this product ourselves.

During the years ended June 30, 2004 and 2003, we recorded product revenues related to medical products of approximately $4,451,000 and $4,474,000, respectively, and product revenues related to semiconductor sales of approximately $958,000 and $876,000, respectively.  During the years ended June 30, 2004 and 2003, two customers, MED-TEC and the Stryker-Orthopaedics Division of Stryker Corporation accounted for 55% and 95% of the total medical product revenues, respectively.

We also recorded government and other contract revenues of $3,157,000 and 1,346,000, for the years ended June 30, 2004 and 2003, respectively.  During the years ended June 30, 2004 and 2003, government contract funding was received from the Department of Defense, the National Institutes of Health, the Environmental Protection Agency, and Transportation Security Administration.

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

To promote sales of our radiopaque coatings, we attend trade shows, use press releases, and our website at www.implantsciences.com.  Once a customer’s interest is established, the sales process proceeds with an initial demonstration project funded by the customer.  A set of developmental runs are then performed to determine project feasibility and to roughly optimize a parameter set for deposition.  After testing of samples generated and considering cost estimates for production quantities, the customer may authorize us to proceed to pilot production.

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

Semiconductor Sales and Marketing

Since semiconductor ion implantation is a standard process in all integrated circuit fabrication, customers usually know what they want and little education is necessary.  Our services are promoted and sold through trade shows, advertising in trade magazines, direct mailings, press releases, and our website at www.implantscisences.com.  Most sales are between $600 and $2,500 per order, take less than one day to complete, and the entire sales effort is often conducted by telephone.  Most of our sales in this area are for outsourced customer-specified ion implantation services, which the customer’s own ion implantation department is unable or unwilling to perform.

Government Contracts

Research and development contracts from the U.S. government must be won through a competitive proposal process which undergoes peer review.  We are in frequent contact with the National Institutes of Health, the Department of Defense, the Department of Energy and other agencies at technical conferences to stay informed of the government’s needs.  We believe our management and senior scientific staff have earned a strong reputation with these and other agencies.  To date we have been awarded research and development contracts by the National Institute of Health, the Department of Defense, the National Science Foundation, the National Aeronautics and Space Administration, the Environmental Protection Agency and the Department of Homeland Security.

Research and Development

Our technical staff consists of fifteen scientists and engineers, including six with Ph.D. degrees, and nine with Bachelor Degrees or with expertise in physical sciences and engineering.  All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories.  Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research program of the U.S. government.  Under the Small Business Innovative Research program, we retain the right to patent anything developed pursuant to the program, however, the U.S. government retains a royalty free license to use the technology.  We have obtained over $10 million in U.S. government grants and contracts over the past 16 years.  Each research and development agreement with our corporate partners defines the rights to these agreements.  Since September 2000, no corporate partner has funded research and development programs.

We spent approximately $3,841,000 and $2,027,000 on research and development in the fiscal years ended June 30, 2004 and 2003, respectively.  Approximately $2,210,000 and $1,216,000 of these research and development activities represents research and development costs that were directly sponsored by customers in the form of government contracts and grants during 2004 and 2003, respectively.

Patents and Proprietary Technology

It is our policy to protect our proprietary position by, among other methods, filing United States and foreign patent applications. We currently have twenty-three (23) issued United States patents and fourteen (14) United States patent applications pending, one of which we have received notification of allowance from the US Patent and Trademark office in August 2004.  Of the twenty-three (23) patents issued, five (5) are of material importance to us and are in the field of brachytherapy.  These five (5) material patents expire in the years 2017 through 2020.

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

In the 510(k) clearance procedure, a company must show that its new product is “substantially equivalent” to a medical device that is currently approved for use.  This process requires an application to the FDA for 510(k) clearance.  If the FDA determines that a product is in fact substantially equivalent to a product that has already been approved for use, the FDA grants 510(k) clearance for the sale of the new product.  This process is quicker and less expensive than obtaining approval for an entirely new product.  We obtained 510(k) clearance for our I-PlantTM prostate seed product in May 1999.  All of our presently contemplated new medical products only require a 510 (k) clearance.

Our medical device manufacturing facility operates under the FDA Quality Control Regulations.  Our facility, located in Wakefield, Massachusetts, was registered with the FDA in July 2000 prior to the introduction and commercial sales of our radioactive prostate seed product.  Our facility is subject to the FDA’s inspection at any time. The FDA has inspected Implant Sciences’ medical manufacturing facilities and found its Quality System to meet their requirements.  The FDA regulates the medical device industry and has the authority to demand corrective action(s) for any deficiencies in adherence to Quality System Regulations, order product recalls, and can require that a factory cease operations until it is brought into compliance with these regulations.  Implant Sciences’ Quality Systems Manager ensures adherence to the FDA’s Quality System Regulations as well as to the ISO 9001 standard.

In addition to FDA regulation, certain of our activities are regulated by, and require approvals from, other federal and state agencies.  For example, aspects of our operations require the approval of the Massachusetts Department of Public Health and registration with the Department of Labor and Industries.

In order to ship our radioactive prostate seed product from our facility, we are required to obtain a radioactive sealed source registration from the Massachusetts Department of Health, Labor and Industries.  We obtained this certificate prior to the commencement of the commercial sales of our radioactive prostate seed product in the first half of fiscal 2001.  This certificate requires no maintenance or renewal as long as the design of the radioactive prostate seed is not changed.  The Massachusetts Department of Health, Labor and Industries can, however, terminate this certification in the event of an accident that would require a redesign of the product.  On July 28, 1999, we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission requirement, administered by the Commonwealth of Massachusetts as a Nuclear Regulatory Commission Agreement State.

The State Radiation Control Program issued to us a license to manufacture and distribute our radioactive prostate seed product.  The State Radiation Control Program performs periodic inspections of our facility.  Since the commencement of commercial sales of our radioactive prostate seed product in the first half of fiscal 2001, the State Radiation Control Program has performed two (2) annual inspections of the facility and identified no violations or deficiencies.

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

Competition

In radioactive products, such as prostate seed implants, radioactive brachytherapy devices and coronary stents, we expect to compete with Oncura Corp., Theragenics Corp., and North American Scientific, Inc.  Of these, Oncura Corp, Theragenics Corp. and North American Scientific, Inc., serve substantially the entire radioactive prostate seed market.  The number and types of procedures being performed on the prostate are increasingly drawing new entrants into the market.  We believe that competition, and, in turn, pricing pressures, may increase.  Many of our competitors have substantially greater financial, technical and marketing resources than we do.

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

With respect to ion implantation of orthopedic implants, we primarily compete with Spire Corporation.  Competition within the orthopedic implant industry is primarily conducted on the basis of service and product design.  Price competition has abated somewhat in the case of first time and more youthful patients where higher-cost and more durable reconstructive devices are preferred.  We attempt to differentiate ourselves from our competition by providing what we believe are high value-added solutions to surface modification.  We believe that the primary factors customers consider in choosing a particular surface modification technology are performance, ease of manufacturing, ability to produce multiple properties from a single process, compliance with manufacturing regulations, customer service pricing, turnaround time, and the ability to work with a variety of materials.  We believe that our process competes favorably with respect to these factors. We believe that the cost and time required to acquire equipment and technical engineering talent, as well as to obtain the necessary regulatory approvals, significantly reduces the likelihood of a manufacturer changing the coating process it uses after a device has been approved for marketing.

Our primary competition in the semiconductor industry consists of two companies:  Innovion Corporation and Core Systems, Inc.  These companies are both located in Silicon Valley, California and primarily serve the silicon wafer production needs of semiconductor factories in their local area, although Core Systems does research and development implants nationwide.  We primarily serve both east and west coast factories with silicon production and research and development laboratories worldwide.

In the trace explosives detection industry, Ion Track Division of General Electric and the Barringer Division of Smiths Plc.  are our two primary competitors.  These two companies also use ion mobility spectrometry, however, they use a radioactive Nickel-63 source to ionize the explosive molecules.  This technology differs from our technology because we use a laser to ionize the explosive molecules in the air.  We believe our technology provides our device with greater capabilities.

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

Employees

As of June 30, 2004, we had 75 full time employees.  We believe we maintain good relations with our employees.  None of our employees is represented by a union or covered by a collective bargaining agreement.

ITEM 2.     PROPERTIES

We operate out of a 50,919 square foot leased facility in Wakefield, Massachusetts.  The facility is located approximately 15 miles north of Boston.  Our current lease expires in December 2008.  This facility houses all of our research and development, manufacturing and administrative offices.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2004.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

As of June 30, 2004, our common stock, $0.10 par value, was traded on the American Stock Exchange under the symbol IMX.  The following sets forth the range of high and low closing sales prices on the American Stock Exchange

	High	Low
Fiscal Year Ended June 30, 2003:
Quarter ended September 30	$13.30	$5.00
Quarter ended December 31	6.00	3.93
Quarter ended March 31	4.15	2.10
Quarter ended June 30	5.68	3.16

Fiscal Year Ended June 30, 2004:
Quarter ended September 30	$8.17	$5.10
Quarter ended December 31	9.33	6.72
Quarter ended March 31	14.95	9.49
Quarter ended June 30	16.54	10.24

At September 30, 2004, the closing sales price of our common stock was $10.80.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business, and do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities

On August 28, 2003, we issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share pursuant to a Securities Purchase Agreement executed on August 28, 2003 with the Laurus Master Fund, Ltd. (“Laurus”).  We received $2,000,000 in gross proceeds, less a management fee and placement agent fee of approximately $100,000 and related transaction costs estimated to be an additional $73,000.  The terms of the Series B provide for repayment of outstanding principal and accrued interest in either cash or with shares of our common stock, at our option over a 16 month period beginning December 1, 2003, pursuant to an amortization schedule.  However, if the closing price for any of the 11 trading days preceding a Repayment Date was less than $6.00, the Company would be required to pay such Monthly Amount in cash at 105% of the monthly obligation.  If the payment of the Monthly Amount is made in common stock, the fixed conversion price is $5.50.  We also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of our assets.  The Securities Purchase Agreement also provides Laurus a right of first refusal on future financing arrangements during the Term.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series B Preferred Stock to the subsequent financier.  No financial covenants exist.  We will utilize the proceeds of this financing to commercialize our explosives detection system and for general working capital purposes.  The securities were sold pursuant to an exemption contained in Rule 506.  As of June 30, 2004, all shares of Series B Preferred Stock and related accrued dividends had been converted into 371,336 shares of common stock.

On November 25, 2003, we issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series C”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd. We received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of our common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commences on March 31, 2004.  We have the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  We also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of our assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by us in order to subordinate its rights under the Series C to the subsequent financier.  We will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.  The securities were sold pursuant to an exemption contained in Rule 506. As of June 30, 2004, 118,125 shares of Series C Preferred Stock had been converted into 175,000 shares of common stock.

On June 17, 2004, we issued 468,604 shares of our common stock at $10.67 per share, in a private placement with the following four investors: Truk Opportunity Fund LLC; Truk International Fund LP; Basso Multi-Strategy Holding Fund Ltd; Basso Equity Opportunity Holding Fund Ltd.  We received $5,000,000 in gross proceeds, less placement agent fees of approximately $250,000 and related transaction costs of approximately $60,000.  The stock was issued at a 15% discount of its fair market value on the date of issuance.

In connection with the common stock transaction, we issued warrants to the investors to purchase 117,152 shares of common stock at an exercise price of $14.43 per share, which are exercisable through June 16, 2009.  In addition, the investors have rights to purchase up to 215,330 shares of common stock at a price of $11.61 per share, which are exercisable for a period commencing on June 17, 2004 and ending on the earlier of (i) 100 days after July 26, 2004, the effective date of the registration statement or (ii) February 16, 2005.  We also issued warrants to the placement agent to purchase 15,936 shares of our common stock at an exercise price of $14.43 per share, which are exercisable unit June 16, 2009.  Should the investors exercise these additional investment rights, the placement agent will receive an additional warrant for 7,968 shares at an exercise price of $12.55 per share.  The securities were sold pursuant to an exemption contained in Rule 506.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Over the past twenty years, Implant Sciences Corporation has developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical devices for radiation therapy.  This technology has been applied to the manufacture of our I-Plant radioactive prostate seeds using a dry fabrication process which we believe is more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry.  We believe that the opportunities for radioactive prostate seeds will continue to grow as an attractive alternative to other methods of treatment.  We have expanded our radiation therapy products to include a radiation delivery system, currently under development, to provide breast cancer treatment using accelerated partial breast irradiation therapy.  We believe this system will become the treatment of choice for women following lumpectomy.  The Company is also developing a new device for the treatment of ocular melanoma using brachytherapy, which we believe will provide a better distribution of radiation within the tumor while providing less discomfort for the patient.  The Company also has numerous other radiation therapy devices in various stages of development including devices for biliary duct cancer, brain cancer and intravascular radiation therapy.

We are also applying our ion implantation technologies to modify surfaces to reduce polyethylene wear generation in orthopedic joint implants, manufactured by the Stryker-Orthopaedics Division of Stryker Corporation.  We also supply ion implantation services to numerous semiconductor manufacturers, research laboratories and universities.

Since May 1999, we have been performing research to develop a trace explosives detector, which could be used to detect hidden bombs in airports and other public places.  This technology is yet another application of our ion source technology.  At present, we are developing both portable and bench-top systems for use in airports and Department of Defense facilities.  Prototype units have been transported to the Department of Defense and Department of Transportation facilities for demonstration and evaluation.  We currently have one issued United States patent and seven United States patents pending covering these technologies and processes.

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the years ended June 30, 2004 and 2003.  It should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Year Ended June 30, 2004 vs. June 30, 2003

Revenues.  Total revenues for the year ended June 30, 2004 were $8,566,000 as compared to $6,696,000 for the comparable prior year period, an increase of $1,870,000 or 28%.  The increase is attributable primarily to revenue recognized from the performance of government research and development contracts.  The revenue recognized from government contract and other increased by $1,811,000 or 135%, from $1,346,000 in 2003 to $3,157,000 in 2004.  This increase is primarily a result of new government contracts to develop explosives detection products using our Laser Ion Mobility Spectrometry (“IMS”) technology.  While the revenue from the sales of our radioactive prostate seeds increased by $113,000 or 4%, from $2,631,000 to $2,744,000 in 2003 and 2004, respectively, the actual seed volume decreased by 18%.  The decrease in seed volume was offset by an increase in the average seed price due to the value added items offered to our customers, such as preloaded needles with stranded or unstranded seeds.  Management believes that this trend of decreased volume may continue.  This is due in part to competition in the marketplace and continued downward pressure.

In the first quarter of fiscal 2004, the Company entered into a new agreement with MED-TEC, our former exclusive distributor of I-Plant prostate seeds to replace the original Distributor Agreement, which had expired.  This new agreement outlined an orderly transition of the direct sales responsibilities for the I-Plant prostate seed to the Company.  MED-TEC also agreed not to compete with the Company for a period of three years.  Implant Sciences is paying MED-TEC an average of approximately $39,000 per month over 28 months, beginning September 1, 2003.

Revenues from medical and industrial coatings were $1,731,000 as compared to $1,832,000 for the prior year, a decline of $101,000 or 6%.  The decrease in revenues from medical and industrial coatings is due primarily to a $95,000 decrease in medical coating sales resulting from certain customers pursuing different product processes not requiring radiopacity and the completion of a research and development program for a customer in fiscal 2003.  The medical coating revenue has been very stable.  We are currently constructing a new piece of capital equipment to increase our processing capacity and revenue.  This is expected to be completed within the next nine months.  The sales of our semiconductor services increased $82,000 or 9% in the year ended June 30, 2004.

Combined sales to our two major customers, the United States government and the Stryker-Orthopaedics Division of Stryker Corporation, accounted for 53% and 45% of gross revenues in the years ended June 30, 2004 and 2003, respectively.  Our sales to these customers increased as a percentage of total revenues as a result of the growth in our government contract and grant revenue.  Our government contract and grant revenue accounted for 35% and 20% of revenue for the years ended June 30, 2004 and 2003, respectively.  This increase is a result of our receiving several new grants and contracts, primarily related to our explosives detection product development.  Our grant revenues, principally Small Business Innovative Research programs, fluctuate due to: (a) our desire to obtain external funding for our research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application.  We have been successful in obtaining Small Business Innovative Research grants in fiscal 2004 and 2003.  We expect to continue to seek continuation or replacement of our existing Small Business Innovative Research grants in fiscal 2005.

Cost of Product and Contract Research Revenues.  Cost of revenues for the year ended June 30, 2004 was $6,186,000 as compared to $5,363,000 for the comparable prior year period, an increase of $823,000 or 15%.  The overall increase in cost is primarily a result of the expenses relating to the performance of the many new government contracts and grants awarded in the year ended June 30, 2004.  This represents an overall improvement in gross margin of 40%, from 20% in 2003 to 28% in 2004.  Cost of product revenues for the year ended June 30, 2004 was $3,976,000 as compared to $4,147,000 for the comparable prior year period, a decrease of $171,000 or 4%.  This results in improved gross margins of 26% for the year ended June 30, 2004 as compared to 22% for the comparable prior year period.  The improvement in the gross margin from product revenue is attributable to higher prices earned on prostate seed sales and improved utilization in our semiconductor business.  Cost of government contracts and other for the year ended June 30, 2004 was $2,210,000 as compared to $1,216,000 for the comparable prior year period, an increase of $994,000 or 82%.  This increase is primarily related to the costs associated with the increase in contract research revenue, which was funded by the U.S. government.  During fiscal 2004 and 2003, we utilized Small Business Innovative Research grants as a source of funding for our research and development efforts.  Our obligation with respect to these grants is to perform the research on a best-efforts basis.  Periodically, we may continue our research and development efforts related to these projects at our own expense.  This cost is considered company-funded research and development.

Research and Development.  Research and development expense for the year ended June 30, 2004 was $1,631,000 as compared to $1,776,000 for the comparable prior year period, a decrease of 145,000 or 8%.  These expenses include $300,000 and $141,000 of stock-based compensation expense, respectively.  The decrease is the result of the increased government contract and grant awards which allowed us to decrease Company funded research and development expenses.  The Company continues to work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments.

Selling, General and Administrative.  Selling, general and administrative expenses for the year ended June 30, 2004 were $4,634,000 as compared to $2,326,000 for the comparable prior year period, an increase of  $2,308,000 or 99%.  Included in selling, general and administrative costs for the year ended June 30, 2004 was approximately $1,279,000 related to stock-based compensation and $383,000 of amortization expense relating to the MED-TEC non-compete agreement as compared to $167,000 and $0, respectively, for the comparable prior year period.  Accordingly, selling, general and administrative expenses for the year ended June 30, 2004, net of the charges for stock-based compensation and amortization expense, were $2,972,000 as compared to $2,159,000 for the comparable prior year period, an increase of $813,000 or 38%.  This increase is primarily related to the expenses associated with the addition of four (4) regional sales representatives to promote the sales of our I-Plant radioactive seed as well as a Director of Marketing for our trace detection technology.  In addition, travel to trade shows and advertising expenses increased as we continue to market these products.

Other Income and Expenses, Net.  For the year ended June 30, 2004, we recorded other expense, net, of $127,000 as compared to $0, in the comparable prior year period.  The increase in other expense, net, is primarily attributable the interest expense relating the Axcelis financing combined with the losses realized from the investment in CorNova and the impairment of the Epsilon Medical investment.

Net Loss.  Net loss for the year ended June 30, 2004 was $4,012,000 as compared with $2,769,000 for the comparable prior year period, an increase in net loss of $1,243,000 or 45%.  Net loss for June 30, 2004 includes an approximate charge of $1,668,000 related to stock-based compensation as compared to $308,000 in the comparable prior year period.  Accordingly, the net loss for the year ended June 30, 2004, before giving effect to the charge for stock-based compensation is $2,433,000 as compared to $2,461,000 for the comparable prior year period.  This decrease in net loss is attributable, in part, to the marked increase in government contract and grant revenue received relating to the continued development work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments.

Additionally, during the fiscal year ended June 30, 2004, we recognized approximately $2,527,000 as a preferred distribution, which included accretion of dividends, the beneficial conversion feature and amortization of warrants for each of the Series A, B, and C Preferred Stock, in the amounts of $564,000, $1,287,000 and $638,000, respectively, and $38,000 relating to the estimated fair value of the extension of certain warrants issued in connection with our initial public offering.  During the year ended June 30, 2003, we recognized approximately $891,000 as a preferred distribution, which included the accretion of dividends, the beneficial conversion feature and the amortization of warrants for the Series A Preferred Stock in the amount of $696,000 and $195,000 relating to estimated fair value of the extension of certain warrants issued in connection with our initial public offering.  The effect of these transactions had no overall effect on stockholders’ equity or cash, but increased net loss per share applicable to common shareholders by $0.35 and $0.14 per share for the years ended June 30, 2004 and 2003, respectively.  The basic and diluted net loss per share applicable to common shareholders for the period ended June 30, 2004 was ($0.90) per share as compared to ($0.58) per share for the comparable prior year period, an increase in net loss applicable to common shareholders per share of $0.32 or 55%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had approximately $6,906,000 in the form of cash and cash equivalents.  During the year ended June 30, 2004, operating activities used cash of approximately $2,647,000.  Net cash used by operating activities primarily reflects the $4,012,000 net loss and an $8,000 increase in inventory, a $171,000 decrease in accounts payable, stock-based compensation of $1,668,000, and depreciation and amortization of $1,263,000.  During the year ended June 30, 2004, investing activities used cash of approximately $500,000, which was primarily attributable to $355,000 used in the purchases of property and equipment.  During the year ended June 30,

2004, financing activities provided approximately $9,094,000 in cash.  Net cash provided by financing activities primarily includes proceeds from the exercise of stock options and warrants in the approximate amount of $1,661,000, proceeds from the issuance of Series B and Series C in the amount of $4,100,000 and the proceeds from a private placement of $4,689,000.  Net cash provided by financing was also offset by payments on our long term debt of $1,579,000.

On October 7, 2002, the Company issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock (“Series A”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd (Laurus). The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000.  .  The Company also granted the investor a security interest in substantially all of the Company’s assets.  In connection with the issuance of the Series A, the investor received a warrant to purchase 55,000 shares of the Company’s common stock.  The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $6.23 per share.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series A contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series A and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $537,000.  The discount was being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of April 7, 2004 or the actual conversion date, whichever is earlier.

The Company valued the Series A at issuance at $1,434,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,099,000 ($401,000 of issuance costs incurred), amount allocated to warrants of $128,000, and the amount of the discount related to the value of beneficial conversion feature of $537,000.  The Company was accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at April 7, 2004, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend during the period of redemption.

As of June 30, 2004, all amounts were fully accreted and the principal balance of the Series A has been fully converted.  All Series A shares have been converted into 672,458 shares of common stock.  During the years ended June 30, 2004 and 2003, approximately $564,000 and $696,000, respectively, were accreted.

On August 28, 2003, the Company issued 200,000 shares of Series B 5% Cumulative Convertible Preferred Stock (“Series B”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on August 28, 2003 with Laurus ..  The Company received $2,000,000 in gross proceeds, less a management and placement agent fee of approximately $108,000, and related transaction costs of approximately $70,000.  The terms of the Series B provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  The Company also issued to Laurus a warrant to purchase 25,000 shares of common stock at $6.88 per share and 45,000 shares of common stock at $8.25 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.

In accordance with the provisions of EITF Issue 00-27, the allocated value of the Series B contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series B and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $826,000.  The discount was being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of March 1, 2005, or the actual conversion date, whichever is earlier.

The Company valued the Series B at issuance to be $812,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs, and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $1,822,000 ($178,000 of issuance costs incurred), amount allocated to warrants of $184,000, and the amount of the discount related to the value of beneficial conversion feature of $826,000.  The

Company accreted these discounts on the carrying value of the preferred stock to its redemption value of $2,000,000.  The accretion of these amounts was being recorded as a preferred dividend in the period of redemption.  As of June 30, 2004, all amounts were fully accreted and the principal balance of the Series B has been fully converted.  During the year ended June 30, 2004, the Company accrued approximately $63,000 of dividends. All Series B shares and related accrued dividends had been converted into 371,336 shares of common stock.  During the year ended June 30, 2004, approximately $1,287,000 was accreted.

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series C”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with Laurus .  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commenced on March 31, 2004.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, Laurus hereby agrees to enter into such documentation as shall be reasonably requested by the Company in order to subordinate its rights under the Series C agreement to the subsequent financier.  The Company is utilizing the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

In accordance with the provisions of EITF Issue 00-27, the allocated value of the Series C contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series C and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $700,000.  The discount is being accreted and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of June 1, 2005, or the actual conversion date, whichever is earlier using the effective interest method.

The Company valued the Series C at issuance to be $1,284,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $305,000, and the amount of the discount related to the value of beneficial conversion feature of $700,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 through June 1, 2005, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of redemption.

As of June 30, 2004, 118,125 shares of Series C were converted into 175,000 shares of common stock at the price of $6.75 per share.  The outstanding principal at June 30, 2004, is $1,318,750. During the year ended June 30, 2004, approximately $638,000 was accreted.  During the year ended June 30, 2004, the Company accrued approximately $64,000 of dividends.

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

This project is currently being undertaken by both our internal scientists and outside contractors.  The development of new applications is typically funded through government grants or internal funding.  Originally, we funded a research and development program for the electronic detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines.  Since March 2000, we have received seven contracts totaling $1,789,000 for detection of toxic chemicals or explosives from agencies such as the Departments of the Army, Air Force, Marine Corps and Navy; as well as the National Institutes of Health and the Department of Homeland Security.  In addition, on August 12, 2002, we signed a Cooperative Research and Development Agreement with an agency of the Department of Homeland Security which will permit us and the government to exchange critical test data and for us to deliver a certain number of units to the Department of Homeland Security for independent evaluation and field testing.

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

Consistent with our policy to protect our proprietary technologies, we have submitted six patent applications to the United States Patent and Trademark Office.  These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

We are developing several versions of our explosives detection systems, including: (i) a table-top unit, which can be used to screen passengers and carry-on baggage in airports; and (ii) a portable system, which can be used to replace bomb-sniffing dogs to clear buildings, aircrafts, or ships where hidden bombs are believed to exist.  We received $600,000 from the U.S. Navy in November 2002 for further development of the portable device.  This device was delivered to the U.S. Navy for testing in May 2003.  Tests were successfully completed and in December 2003, the U. S. Navy awarded the Company an additional $1,300,000 to turn this prototype into a manufacturable unit and deliver three units for testing.    We plan to first market these systems to U.S. government agencies for use in airports, government buildings and facilities.

Although our operations and spending continue to focus on the sales of our semiconductor, contract manufacturing, medical coatings and prostate seed products, we are currently expending significant resources in the development of our explosives detection devices.  We continue to fund as much research and development as possible through government grants in accordance with the provisions of the respective grant awards.  We will require additional funding in order to advance the commercial development of the explosives detection system.  We will attempt to obtain such financing by: (i) government grants, (ii) the exercise of the redeemable common stock purchase warrants, (iii) private financing, or (iv) strategic partnerships.  However, there can be no assurance that we will be successful in our attempts to raise such additional financing.

We will require substantial funds for further research and development, regulatory approvals and continued expansion of commercial-scale manufacturing capabilities, and the marketing of our products.  Our capital requirements depend on numerous factors, including but not limited to, the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

As of June 30, 2004, we were conducting our operations with approximately $6,906,000 in cash and cash equivalents.  We estimate such amounts combined with our cash flow from operations will be sufficient to fund our working capital in the next twelve months.  Future expenditures for research and product development, especially relating to outside testing, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2004 are as follows:

	Capital Leases	Operating Lease	Axcelis Technologies, Inc. (1)	MED-TEC (2)	Total
Year ending June 30:
2005	$4,000	$557,000	$97,000	$394,000	$1,052,000
2006	5,000	609,000		212,000	826,000
2007	1,000	610,000			611,000
2008		611,000			611,000
2009		306,000			306,000

Total	$10,000	$2,693,000	$97,000	$606,000	$3,406,000

(1)  Should the Company fail to pay the balance in full, Axcelis has the right to recover the system from the Company.  As of September 30, 2004, this obligation has been paid in full.

(2) Relates to MED-TEC payment obligation (See Note 15 of financial statements).

On June 30, 2004, we entered into an employment agreement with Dr. Anthony J. Armini, the Company’s President and CEO, with an initial term of three years and an automatic renewal for a successive period of three years, unless the we or Dr. Armini give the other party not less than three months written notice of non-renewal.  Under this employment agreement, Dr. Armini serves as our president and chief executive officer at a base salary of up to $210,000.  In addition, Dr. Armini may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position.  We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days written notice.  In the event we terminate Dr. Armini’s employment without cause, we will pay him 12 months salary.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Armini is subject to a non-competition provision.

On June 30, 2004, we entered into an employment agreement Dr. Stephen Bunker, the Company’s Vice President and Chief Scientist, with an initial term of three years and an automatic renewal for a successive period of three years, unless the we or Dr. Bunker give the other party not less than three months written notice of non-renewal.  Under this employment agreement, Dr. Bunker serves as our vice president and chief executive scientist at a base salary of up to $150,000.  In addition, Dr. Bunker may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position.  We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice.  In the event we terminate Dr. Bunker’s employment without cause, we will pay him 12 months salary.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Bunker is subject to a non-competition provision.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-KSB as of June 30, 2004.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.  There has been no change to our critical accounting policies during the year ended June 30, 2004.

The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its financial statements:

•                  Revenue Recognition – Product and Government Contract Revenues

The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed and determinable price and terms, delivery of the product has occurred or the service performed in accordance with the terms of the sale, and collectibility of the sale is reasonably assured.

Government contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred.  The Company’s obligation with respect to these agreements is to perform the research on a best-efforts basis.  For government contracts with a deliverable, revenue is recognized on a percentage of completion basis.

•                  Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments.  Judgments are used in determining the allowance for doubtful accounts and are based on a combination of factors.  Such factors include historical collection experience, credit policy and specific customer collection issues.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  We perform ongoing credit evaluations of our customers and continuously monitor collections and payments from our customers.  While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same bad debt rates that we have in the past.  A significant change in the liquidity or financial position of any of our customers could result in the uncollectibility of the related accounts receivable and could adversely impact our operating cash flows in that period.

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

•                  Inventories

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  In assessing the ultimate realization of inventories, management judgment is required to determine the reserve for obsolete or excess inventory.  Inventory on hand may exceed future demand either because the product is excess, or because the amount on hand is more than can be used to meet future need.  We provide for the total value of inventories that we determine to be obsolete or excess based on criteria such as customer demand and changing technologies.  At June 30, 2004, our inventory consisted of:

Raw materials	$308,000
Work-in-progress	97,000
Finished goods	157,000
Inventory Reserve	(81,000)
$481,000

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

•                  Valuation of Certain Marketable Equity Securities

The Company currently classifies its investment securities as available-for-sale securities. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in accumulated other comprehensive income until the securities are sold or otherwise disposed of.  However, in accordance with SFAS No. 115, a decline in fair market value below cost that is other than temporary is accounted for as a realized loss.  To date, we have not experienced any realized losses.

•      Income Taxes

The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in the recognition of deferred tax assets and liabilities.  We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  We have recorded a full valuation allowance against our deferred tax assets of $6,359,000 as of June 30, 2004, due to uncertainties related to our ability to utilize these assets.  The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  SAB No. 104 was effective upon issuance.  The adoption of SAB No. 104 did not have an effect on the Company’s financial position, results of operations, or cash flows.

ITEM 7.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements and Related Report of Independent Registered Public Accounting Firm are presented in the following pages.  The Financial Statements filed in this Item 7 are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Implant Sciences Corporation:

We have audited the accompanying balance sheet of Implant Sciences Corporation as of June 30, 2004 and the related statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended June 30, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Implant Sciences Corporation at June 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Boston, Massachusetts
September 21, 2004

IMPLANT SCIENCES CORPORATION

BALANCE SHEET

June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$6,906,000
Accounts receivable, less allowance of $89,000 (Note 2)	709,000
Accounts receivable, unbilled (Notes 2 and 7)	1,434,000
Inventories (Notes 2 and 3)	481,000
Investments - available for sale securities (Note 9)	419,000
Prepaid expenses and other current assets (Note 16)	140,000
Total current assets	10,089,000

Property and equipment, net (Notes 2, 4 and 10)	4,308,000
Amortizable intangible assets, net (Note 15)	625,000
Investment in unconsolidated subsidiary (Note 6)	63,000
Other non-current assets	139,000

Total assets	$15,224,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease (Notes 10 and 15)	$101,000
Payable to Med-Tec (Note 15)	394,000
Accrued expenses (Note 5)	740,000
Deferred revenue	23,000
Total current liabilities	1,836,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities (Notes 10 and 15)	6,000
Payable to Med-Tec, net of current amount (Note 15)	212,000
Total liabilities	2,054,000

Commitments and Contingencies (Note 10)

Convertible preferred stock (Note 12): 5,000,000 shares authorized
7% Series A Cumulative Redeemable Convertible Preferred Stock, $10 stated value; 250,000 shares designated; no shares issued and outstanding	—
5% Series B Cumulative Redeemable Convertible Preferred Stock, $10 stated value; 200,000 shares designated; no shares issued and outstanding	—
5% Series C Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 250,000 shares designated; 131,875 shares issued and outstanding	670,000

Stockholders’ equity (Note 13):
Common stock, $0.10 par value; 20,000,000 shares authorized; 8,370,338 shares issued and outstanding as of June 30, 2004	837,000
Additional paid-in capital	31,360,000
Accumulated deficit	(19,527,000)
Deferred compensation	(449,000)
Accumualted other comprehensive income	313,000
Treasury stock, 3,103 common shares, at cost (Note 6)	(34,000)
Total stockholders’ equity	12,500,000

Total liabilities and stockholders’ equity	$15,224,000

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2003	2004
Revenues:
Product revenues:
Medical	$4,474,000	$4,451,000
Semiconductor	876,000	958,000
Total product revenues	5,350,000	5,409,000
Government contracts and other (Note 7)	1,346,000	3,157,000
Total revenues	6,696,000	8,566,000

Costs of revenues:
Cost of product revenues (includes $0 and $89,000 of non-cash stock-based compensation for the years ended June 30, 2003 and 2004, respectively)	4,147,000	3,976,000
Cost of government contracts and other	1,216,000	2,210,000
Total costs of revenues	5,363,000	6,186,000

Gross margin	1,333,000	2,380,000

Operating expenses:
Research and development (includes $141,000 and $300,000 of non-cash stock-based compensation for the years ended June 30, 2003 and 2004, respectively)	1,776,000	1,631,000
Selling, general and administrative (includes $167,000 and $1,279,000 of non-cash stock-based compensation for the years ended June 30, 2003 and 2004, respectively)	2,326,000	4,634,000
Total operating expenses	4,102,000	6,265,000

Loss from operations	(2,769,000)	(3,885,000)

Other income (expenses):
Interest income	27,000	23,000
Interest expense	(25,000)	(135,000)
Gain on sale of equipment	—	35,000
Equity losses in unconsolidated subsidiaries (Note 6)	(2,000)	(50,000)
Total other income (expense)	—	(127,000)

Net loss	(2,769,000)	(4,012,000)

Preferred distribution, dividends and accretion (Note 12)	(891,000)	(2,527,000)

Net loss per share applicable to common shareholders	$(3,660,000)	$(6,539,000)

Net loss applicable to common shareholders, basic and diluted	$(0.58)	$(0.90)

Weighted average common shares outstanding used in computing basic and diluted loss per share	6,310,748	7,317,677

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENVIS INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

	Common Stock						Treasury Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income	Shares	Amount	Notes Receivable from Employees	Total Stockholders’ Equity	Comprehensive (Loss)
Balance at June 30, 2002	6,200,901	$620,000	$13,630,000	$(9,328,000)	$(9,000)	$45,000	—	$—	$(138,000)	$4,820,000	$(2,149,000)

Issuance of common stock pursuant to exercise of stock options	23,000	3,000	97,000						(85,000)	15,000
Issuance of common stock pursuant to exercise of warrants	2,000	—	18,000							18,000
Issuance of common stock pursuant to employee stock purchase plan	5,934	1,000	30,000							31,000
Issuance of common stock pursuant to private financing agreement, net of issuance costs	8,721	—	41,000							41,000
Value of beneficial conversion feature and common stock warrants issued in connection with the issuance of the 7% Series A Cumulative Convertible Preferred Stock			665,000							665,000
Accretion of the beneficial conversion feature and common stock warrants in connection with the 7% Series A Cumulative Convertible Preferred Stock				(533,000)						(533,000)
Conversion of 7% Series A Cumulative Convertible Preferred Stock and related accrued dividends into common stock	409,600	41,000	1,035,000	(116,000)						960,000
Accretion and dividends paid on Series A Preferred Stock			47,000	(47,000)						—
Stock-based compensation associated with warrants and nonqualified stock options issued to nonemployees			306,000		2,000					308,000
Unrealized gain on available for sale securities						72,000				72,000	72,000
Value of IPO warrant extension (Note 13)			195,000	(195,000)						—
Net loss				(2,769,000)					—	(2,769,000)	(2,769,000)
Balance at June 30, 2003	6,650,156	665,000	16,064,000	(12,988,000)	(7,000)	117,000	—	—	(223,000)	3,628,000	(2,697,000)

The accompanying notes are an integral part of these financial statements.

	Common Stock						Treasury Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income	Shares	Amount	Notes Receivable from Employees	Total Stockholders' Equity	Comprehensive (Loss)

Balance at June 30, 2003	6,650,156	$665,000	$16,064,000	$(12,988,000)	$(7,000)	$117,000	—	$—	$(223,000)	$3,628,000	$(2,697,000)
Issuance of common stock pursuant to exercise of stock options	138,635	14,000	516,000							530,000
Issuance of common stock pursuant to exercise of warrants	186,120	19,000	1,083,000							1,102,000
Issuance of common stock pursuant to employee stock purchase plan	7,135	1,000	28,000							29,000
Issuance of common stock pursuant to private financing agreement, net of issuance costs of $310,000	468,604	47,000	4,642,000							4,689,000
Conversion of 7% Series A Cumulative Convertible Preferred Stock and related accrued dividends into common stock	301,143	30,000	1,501,000	(32,000)						1,499,000
Conversion of 5% Series B Cumulative Convertible Preferred Stock and related accrued dividends into common stock	371,336	37,000	2,057,000	(63,000)						2,031,000
Issuance of common stock to consultants in exchange for services	11,205	1,000	109,000							110,000
Accretion and dividends on 7% Series A Cumulative Convertible Preferred Stock				(532,000)						(532,000)
Accretion of the beneficial conversion feature and common stock warrants in connection with the 5% Series B Cumulative Convertible Preferred Stock			1,009,000	(1,224,000)						(215,000)

Accretion of the beneficial conversion feature and common stock warrants in connection with the 5% Series C Cumulative Convertible Preferred Stock			1,005,000	(638,000)						367,000
Conversion of 5% Series C Cumulative Convertible Preferred Stock	175,000	17,000	1,164,000							1,181,000
Repayment of notes receivable from employees									223,000	223,000
Investment in unconsolidated subsidiaries (Note 6)	10,344	1,000	112,000			(6,000)	3,103	(34,000)		73,000	(6,000)
Fair value associated with warrants and nonqualified stock options issued to nonemployees	—	—	992,000		2,000					994,000
Stock-based compensation associated with warrants and nonqualified stock options issued to employees below fair market value	50,660	5,000	1,040,000		(444,000)					601,000
Unrealized gain on available for sale securities						202,000				202,000	202,000
Value of underwriter IPO unit warrant extension (Note 13)			38,000	(38,000)						—
Net loss				(4,012,000)						(4,012,000)
Balance at June 30, 2004	8,370,338	$837,000	$31,360,000	$(19,527,000)	$(449,000)	$313,000	3,103	$(34,000)	$—	$12,500,000	$(2,501,000)

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(2,769,000)	$(4,012,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	800,000	1,263,000
Stock-based compensation expense	308,000	1,668,000
Equity loss in unconsolidated subsidiaries	2,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	138,000	(1,365,000)
Inventories	(21,000)	(8,000)
Prepaid expenses and other current assets	39,000	(102,000)
Accounts payable	176,000	(171,000)
Accrued expenses	(110,000)	30,000
Net cash used in operating activities	(1,437,000)	(2,647,000)

Cash flows from investing activities:
Purchase of property and equipment	(478,000)	(355,000)
Investment - available for sale securities	—	(40,000)
Increase in other non-current assets	(26,000)	(105,000)
Net cash used in investing activities	(504,000)	(500,000)

Cash flows from financing activities:

Proceeds from issuance of common stock in connection with the exercise of options and the Employee Stock Purchase Plan	46,000	559,000
Proceeds from warrant exercise	18,000	1,102,000
Proceeds from issuance of 7% Series A Cumulative Convertible Preferred Stock, net of issuance costs	2,099,000	—
Proceeds from issuance of 5% Series B Cumulative Convertible Preferred Stock, net of issuance costs	—	1,818,000
Proceeds from issuance of 5% Series C Cumulative Convertible Preferred Stock, net of issuance costs	—	2,282,000
Repayments of long-term debt and capital lease obligations	(276,000)	(1,579,000)
Payments of preferred stock dividends	(42,000)	—
Repayments of notes receivable from employees	—	223,000
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	41,000	4,689,000
Net cash provided by financing activities	1,886,000	9,094,000

Net (decrease) increase in cash and cash equivalents	(55,000)	5,947,000
Cash and cash equivalents, beginning	1,014,000	959,000
Cash and cash equivalents, ending	$959,000	$6,906,000

The accompanying notes are an integral part of these financial statements.

	Years Ended June 30,
	2003	2004
Supplemental disclosures of cash flow information:
Interest paid	$10,000	$135,000

Noncash Investing and Financing Activity:
Fixed assets acquired in exchange for equipment financing	$1,300,000	$—
Issuance of Series A warrants	$128,000	$—
Noncash beneficial conversion feature - Series A	$537,000	$—
Stock options exercised for note receivable from shareholder	$85,000	$—
Value of IPO warrant extension (Note 13)	$195,000	$38,000
Issuance of Series B warrants	$—	$184,000
Noncash beneficial conversion feature - Series B	$—	$826,000
Issuance of Series C warrants	$—	$305,000
Noncash beneficial conversion feature - Series C	$—	$700,000
Conversion of 7% Series A Cumulative Convertible Preferred stock and accrued dividends into common stock	$1,076,000	$1,531,000
Conversion of 5% Series B Cumulative Convertible Preferred stock and accrued dividends into common stock	$—	$2,064,000
Conversion of 5% Series C Cumulative Convertible Preferred stock and accrued dividends into common stock	$—	$1,181,000
Accretion of 7% Series A Cumulative Convertible Preferresd Stock, dividends, beneficial conversion feature and warrants	$696,000	$564,000
Accretion of 5% Series B Cumulative Convertible Preferred Stock, dividends, beneficial conversion feature and warrants	$—	$1,287,000
Accretion of 5% Series C Cumulative Convertible Preferred Stock, dividends, beneficial conversion feature and warrants	$—	$638,000
Value of intangible asset acquired in exchange for long-term note payable	$—	$1,007,000

The accompanying notes are an integral part of these financial statements.

1.              Description of Business

Implant Sciences Corporation (the “Company”) develops products for the medical device and explosives detection industry using ion implantation and thin film coatings of radioactive and non-radioactive materials.  The Company has received Food and Drug Administration 510(k) clearance to market its I-Plant™ Iodine-125 radioactive seed for the treatment of prostate cancer.  The Company also has under development interventional cardiology devices and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty).  The Company also modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry.  Additionally, the Company continues to develop explosives detection systems to be used in the detection of trace residues of explosives.

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable produces and obtain regulatory approval for its products under development; and (d) its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products.  For the year ended June 30, 2004, the Company reported a net loss of $4,012,000 and used $2,647,000 in cash from operations.  As of June 30, 2004, the Company had an accumulated deficit of approximately $19,527,000.  Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations.  Failure of the Company to achieve its projections may require the Company to seek additional financing.  There can be no guarantee that financing, if required, will be available at commercially favorable terms.  Management believes that its working capital at June 30, 2004 and cash flows generated during the year then ended will be sufficient to finance its operations through at least the next twelve months.

2.              Summary of Significant Accounting Policies

Cash, Cash Equivalents, and Investments

The Company considers any  securities with maturities of 90 days or less at the time of investment to be cash equivalents.

The Company accounts for investments in accordance with  Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Under SFAS No. 115, securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities.  At June 30, 2004, these securities consisted of common stock in CardioTech, a related party (See Note 9).  This common stock is recorded at fair market value with any unrealized gains and losses reported as a separate component of equity in other accumulated comprehensive income (loss).

Comprehensive Income (Loss)

The Company has accumulated other comprehensive income resulting from the unrealized gain on an investment in marketable securities of CardioTech International Inc. (Note 9) and the recognition of the unrealized gain of the Company's share of CardioTech and the Company's stock owned by CorNova (Note 6), which is recorded as a separate component of equity in other accumulated comprehensive income (loss).

Financial Instruments

The estimated fair  values of the Company’s financial instruments, which at June 30, 2004 include cash equivalents, investments in available for sale securities, accounts receivable, accounts payable, long-term debt, and 5% Series C Cumulative Convertible Preferred Stock, approximates their carrying  values due to their short-term nature or market variable rates of interest.

Inventories

Inventories consist of raw materials, work-in-process and finished goods.  Work-in-process and finished goods includes labor and overhead, and are stated at the lower of cost (first in, first out) or market.

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

Estimated Lives
Machinery and equipment	5 - 7 years
Computers and software	3 - 5 years
Leasehold improvements and equipment under capital leases	Lesser of the remaining life of the lease or the useful life of the improvement.

Furniture and fixtures	7 years
Motor vehicles	7 years

Warranty Costs

The Company accrues warranty costs in the period the related revenue is recognized.  Warranty costs and related accruals are not material to operating results.

Income Taxes

The liability method is used to account for income taxes.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax  bases of assets and liabilities as well as net operating loss and tax credit carry forwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.  Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Patent Costs

As of June 30, 2004, there were 23 patents issued.  The Company expenses patent costs as incurred.

Impairment of Long-Lived Assets

In accordance with  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

The Company believes that the carrying value of  its long-lived assets is fully realizable at June 30, 2004.

Concentration of Credit Risk and Major Customers

The Company grants credit to its customers, primarily large corporations in the medical device and  semiconductor industries and the U.S. government.  The Company performs periodic credit evaluations of customer financial conditions and generally does not require collateral.  Receivables are generally due within thirty days.  Credit losses have historically been minimal, which is consistent with management’s expectations.  Reserves are provided for estimated amounts of accounts receivable which may not be collected.  Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables.

The Company has three  major customers with revenues in excess of 10% of the Company’s total revenues for the years ended June 30, 2003 and 2004, respectively. that accounted for the following annual revenue:

	Years Ended June 30,
	2003	2004

Company A	$1,346,000	$2,969,000
Company B	1,628,000	1,585,000
Company C	2,631,000	883,000

At June 30, 2004, these customers accounted for the following amounts of accounts receivable:

Year Ended June 30,
2004
Company A	$—
Company B	222,000
Company C (1)	1,534,000

(1) Contains billed and unbilled revenue.

Employee Stock-Based Compensation

The Company accounts for its employee stock based compensation arrangements under the provisions of Accounting  Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

	Years Ended June 30,
	2003	2004
Net loss applicable to common shareholders, as reported	$(3,660,000)	$(6,539,000)

Add: Stock-based employee compensation expense included in reported net loss	16,000	295,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(870,000)	(856,000)

Pro forma net loss	$(4,514,000)	$(7,100,000)

Basic and diluted Loss per share applicable to common shareholders:
As reported	$(0.58)	$(0.90)
Pro forma	$(0.71)	$(0.97)

The Company has computed the pro forma disclosures for stock options granted to employees using the Black-Scholes option pricing model prescribed by SFAS No. 123.  In addition, deferred compensation has been recorded relating to stock options issued below fair market value.  The assumptions used during each of the two years ended June 30, 2004 were as follows:

	June 30,
	2003	2004
Risk free interest rate	2.27% - 4.65%	2.87% - 6.69%
Expected dividend yield	0%	0%
Expected lives (years)	5 – 10 years	5 – 10 years
Expected volatility	45% - 98%	47% - 68%
Weighted-average fair value of option grants	$3.60	$6.75

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed or determinable price and terms, delivery of the product has occurred or the service performed in accordance with the terms of the sale, and collectibility of the sale is reasonably assured.  The Company provides for estimated returns at the time of shipment based on historical data.

Contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred.  The Company’s obligation with respect to these agreements is to perform the research on a best-efforts basis.  For contracts with a deliverable, revenue is recognized on a percentage of completion basis.

The Company utilized a distributor for the sale of its prostate seeds for a portion of the year, before transitioning to a direct sales force.  Under the terms of the sale of prostate seeds, the customer had the right to return product previously purchased, subject to certain conditions, and was entitled to certain price protection.  Due to the limited timeframe under which these rights were exercisable by the customer, the Company was able to estimate the financial impact of each of these provisions upon shipment.   Additionally the Company recorded a provision for an estimate of the actual sales returns and price discounts each period.

The Company accounts for shipping and handling fees passed on to its customers as revenues.  The corresponding costs are recorded as costs of revenues.

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred.  Invoicing of research and development contracts occurs in accordance with the terms of the contract.  Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At June 30, 2004 unbilled accounts receivable represented approximately 67% of total accounts receivable.  Generally, there are no prerequisites necessary to bill.

Research and Development Costs

All costs of research and development activities are expensed as incurred.  The Company performs research and development for itself and under contracts with others, primarily the U.S. government.  In addition, periodically,  the Company may continue  its research on  such projects at  its own expense.  These costs are considered Company funded research and development.

The Company funded and customer reimbursed research and development costs were as follows:

	June 30,
	2003	2004

Company funded	$811,000	$1,631,000
Customer funded	1,216,000	2,210,000

Total research and development	$2,027,000	$3,841,000

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

The Company had the following potential dilutive securities outstanding on June 30, 2003: (i) options and warrants to purchase 953,500 and 1,551,775 shares, respectively, of the Company's common stock at weighted average prices of $4.87 and $8.44 per share, respectively, and (ii) Series A Preferred Stock convertible into an aggregate of 551,471 shares of the Company's common stock.  Such potential dilutive securities were not included in the calculation of diluted loss per share in 2003 because the inclusion thereof would be antidilutive.

The Company had the following potential dilutive securities outstanding on June 30, 2004: (i) options and warrants to purchase 1,162,065 and 1,876,803 shares, respectively, of the Company’s common stock at weighted average exercise prices of $5.55 and $9.72 per share, respectively, and (ii) Series C Preferred Stock convertible into an aggregate of 195,370 shares of the Company’s common stock.  Such potential dilutive securities were not included in the calculation of diluted loss per share in 2004 because the inclusion thereof would be antidilutive.

Recent Accounting Pronouncements

 In December 2003, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  SAB No. 104 was effective upon issuance.  The adoption of SAB No. 104 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation, and warranty reserves.  Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management’s assessments of the probable future outcome of these matters.  Consequently, actual results could differ from such estimates.

3.              Inventories

Inventories at June 30, 2004 consist of the following:

Raw materials	$308,000
Work-in-progress	97,000
Finished goods	76,000

$481,000

The reserve for excess and obsolete inventory was $81,000 as of June 30, 2004.

4.              Property and Equipment

Property and equipment at June 30, 2004 consists of the following:

Machinery and equipment	$7,269,000
Computers and software	452,000
Leasehold improvements	322,000
Furniture and fixtures	161,000
Motor vehicles	33,000
Equipment under capital leases	32,000
8,269,000
Less: Accumualted depreciation and amortization	(3,961,000)

$4,308,000

The Company recorded depreciation expense of approximately $745,000 and $866,000 for the years ended June 30, 2003 and 2004, respectively. Capitalized leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.

5.     Accrued Expenses

Accrued expenses at June 30, 2004 consist of the following:

Accrued compensation and benefits	$397,000
Accrued legal, accounting and printing	80,000
Subcontractor costs	118,000
Accrued utilities	17,000
Accrued dividends	63,000
Other	65,000

$740,000

6.              Investment in Unconsolidated Subsidiaries

On October 6, 1999, the Company acquired 38% of the outstanding shares of Epsilon Medical, Inc. in exchange for $50,000 in cash.  The Company accounted for its investment in Epsilon Medical, Inc. under the equity method and the carrying amount of their investment is adjusted to reflect the Company’s share of all gains and losses.  For the year ended June 30, 2003, the Company recognized its share of equity losses in Epsilon Medical, Inc. of approximately $2,000.  As of June 30, 2004, the Company determined this investment was permanently impaired.  Accordingly, the Company recognized approximately $35,000, the net investment at June 30, 2004, as a loss on this investment.

In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech International, Inc. (“CardioTech”), a public company and related party of the Company (Note 9) and CorNova, Inc. (“CorNova”).  CorNova is a start-up company, incorporated as a Delaware corporation on October 12, 2003.  CorNova’s focus will be the development and marketing of innovative interventional cardiology products.  In connection with the agreement, in March 2004, the Company and CardioTech issued 10,344 and 12,931 shares, respectively, of their respective common stock (the “Contributory Shares”) bearing an aggregate fair market value of $113,000 and $76,000, respectively, as of the date of issuance.  In exchange, the Company and CardioTech each received 1,500,000 shares of CorNova’s common stock, which represents a 30% ownership position for each party, and a position on the Board of Directors.

Upon the event of CorNova securing additional financing in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the “Series A Financing”), CardioTech and Implant will each issue additional shares of their common stock (the “Investment Shares”), where the number of Investment Shares to be issued will be equal to twenty-five percent (25%), of the gross proceeds of the Series A Financing divided by the respective five (5) day average of the closing prices of the common stock of CardioTech and Implant as published in the Wall Street Journal on the dates immediately preceding each relevant closing of the Series A Financing.  This additional financing did not take place as of June 30, 2004.

Both the Contributory Shares and the Investment Shares (collectively, the “Securities”) are restricted securities within the meaning of Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and none of the Securities may be sold except pursuant to an effective registration statement under the Securities Act or under the securities laws of any state, or in a transaction exempt from registration under the Securities Act.

The Company is accounting for this investment under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  As of June 30, 2004, 10,344 shares have been issued to CorNova by the Company, 3,103 of which have been categorized as treasury stock in the accompanying balance sheet.  These shares represent 30% of the shares issued.  For the year ended June 30, 2004, the Company recognized approximately $15,000 of other expense representing the Company’s portion of CorNova’s net loss.  The Company also recorded approximately $6,000 as an unrealized loss, which is included in accumulated other comprehensive income for the year ended June 30, 2004.  This unrealized loss relates to the Company’s portion of the decline in value of the Contributory Shares issued to CorNova.

7.               Research and Development Arrangements

The Company is the recipient of several grants under the U.S. Government’s Small Business Innovative Research (SBIR) Program.  These grants from the National Institute of Health are firm-fixed priced contracts and generally range in length from six to twenty-four months.  Contracts received from the Department of Defense are both firm-fixed price and cost-plus type programs and also range from six to twenty-four months.  Revenues under such arrangements were approximately $1,346,000 and $2,969,000 for the years ended June 30, 2003 and 2004, respectively.  Unbilled accounts receivable relating to such arrangements was approximately $1,434,000 at June 30, 2004.

8.              Cooperative Research and Development Agreement

In August 2002, the Company executed a Cooperative Research and Development Agreement with an agency of the Department of Homeland Security (TSA) for its trace explosives detection prototypes.  Under the agreement, the Company will submit these prototypes for testing and evaluation.  In addition, the TSA will supply the Company with test protocols and current and anticipated performance criteria needed for commercial approval and as a mechanism for future funding from the TSA.  The Company is accounting for the revenues related to this agreement under the percentage of completion method of accounting and has recognized approximately $846,000 during the year ended June 30, 2004.

9.              Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” specifies the nature of information that should be disclosed in financial statements regarding related party transactions.  CardioTech, a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange, is a related party with the Company by virtue of its significant business relationships.

Certain directors of the Company hold positions as directors of CardioTech.  The CEO and Chairman of the Board of Directors of the Company is also a director of CardioTech.  The CEO and Chairman of the Board of Directors of CardioTech is also a director of the Company.

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology.  In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share.  As of June 30, 2004, the Company has purchased these shares, the fair market value of which is $419,000 and is recorded as investments in available for sale securities in the accompanying balance sheet.

In January 2004, a director of the Company entered into a Sales Representative Agreement with the Company to sell radioactive prostate seeds.  In April 2004, this director resigned from the Company’s Board of Directors to pursue this opportunity and eliminate any possible conflict.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech and CorNova (Note 6).  The Company’s CEO and the Chairman of the Audit Committee are also on the Board of Directors of CorNova.

10.       Commitments and Contingencies

(a)  Capital and Operating Leases

The Company has an operating lease for its manufacturing, research and office space which expires on December 31, 2008.  The Company has an option to extend the lease for five additional years.  Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility.  Total rental expense, including maintenance and real estate tax expenses, for the fiscal years ended June 30, 2003 and 2004 was $583,000 and $644,000, respectively.

Included in property and equipment at June 30, 2004 is equipment recorded under a capital lease with a net book value of $2,000.  Amortization of assets under capital lease obligations is included in depreciation expense.

Future minimum rental payments required under capital leases and operating leases with noncancelable terms in excess of one year at June 30, 2004, together with the present value of net minimum lease payments are as follows:

	Capital Lease	Operating Lease

Year ending June 30:
2005	$4,000	$557,000
2006	5,000	609,000
2007	1,000	610,000
2008	—	611,000
2009	—	306,000
Net minimum lease payments	10,000	$2,693,000

Less: Finance charges	—
Present value of net minimum lease payments	10,000

Less: current portion	4,000

Long term portion	$6,000

(b)  Employment Agreements

On June 30, 2004, we entered into an employment agreement with Dr. Anthony J. Armini, the Company’s President and CEO, with an initial term of three years and an automatic renewal for a successive period of three years, unless the we or Dr. Armini give the other party not less than three months written notice of non-renewal. Under this employment agreement, Dr. Armini serves as our president and chief executive officer at a base salary of up to $210,000. In addition, Dr. Armini may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days written notice. In the event we terminate Dr. Armini’s employment without cause, we will pay him 12 months salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Armini is subject to a non-competition provision.

On June 30, 2004, we entered into an employment agreement Dr. Stephen Bunker, the Company’s Vice President and Chief Scientist, with an initial term of three years and an automatic renewal for a successive period of three years, unless the we or Dr. Bunker give the other party not less than three months written notice of non-renewal. Under this employment agreement, Dr. Bunker serves as our vice president and chief executive scientist at a base salary of up to $150,000. In addition, Dr. Bunker may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice. In the event we terminate Dr. Bunker’s employment without cause, we will pay him 12 months salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Bunker is subject to a non-competition provision.

(c)  Other

From time to time, the Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities.  Each of these matters is subject to various uncertainties.  On the basis of information presently available, the Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material effect on the Company’s financial position or results of operations.

11.  Income Taxes

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2003 and 2004 is as follows:

	2003	2004
Income tax provision (benefit) at federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from
State tax provision, net of federal benefit	(6.3)%	(8.0)%
Non-deductible expenses	4.6%	.3%
Credits and other, net	(3.1)%	(0.3)%
Change in valuation allowance	38.8%	45.9%
Effective income tax rate	—%	—%

Significant components of the Company’s net deferred tax asset as of June 30, 2004, are as follows:

Deferred Tax Components

Deferred tax assets:
Net operating loss and tax credit carryforwards	$6,181,000
Accrued expenses	134,000
Book over tax patent costs	71,000
Stock-based compensation	545,000
Depreciation	(590,000)
Equity investments	18,000
Total deferred tax assets	6,359,000
Valuation allowance	(6,359,000)
Net deferred tax asset	$—

A valuation allowance has been established for the Company’s tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.  Included in the valuation allowance is approximately $545,000 related to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid in capital rather than a reduction in income tax.

At June 30, 2004, the Company has the following unused net operating loss and tax credit carryforwards available to offset federal and state taxable income, both of which expire at various times through 2024.

	Net Operating Loss	Research & Development Credits

Federal	$14,345,000	$219,000

State	$13,995,000	$315,000

The Company’s federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

12. Convertible Preferred Stock

7% Series A Cumulative Convertible Preferred Stock

On October 7, 2002, the Company issued 250,000 shares of Series A 7% Cumulative Convertible Preferred Stock (“Series A”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on October 7, 2002 with the Laurus Master Fund, Ltd. (Laurus).  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $300,000, and related transaction costs of approximately $101,000.  The terms of the Series A provide for repayment of outstanding principal and accrued dividends in either cash or with shares of the Company’s common stock, at the Company’s option, over a 14 month period beginning February 1, 2003.  If the Company elects to convert into shares of the Company’s common stock, the common stock will be valued at $5.19 per share.  However, if the closing price of the Company’s common stock for any of the 11 trading days prior to a monthly repayment date is less than $5.70, the common stock will be valued at the greater of 83% of the average of the three lowest closing prices during the 30 trading days immediately preceding the repayment date or $2.02 and Laurus Master Fund, Ltd. will be permitted to convert such part of the monthly payment, up to the amount the Company elected to repay, into shares of common stock.  Any part of the monthly amount not converted into common stock shall be paid in cash on the following monthly repayment date.  The Company also granted the investor a security interest in substantially all of the Company’s assets.  In connection with the issuance of the Series A, the investor received a warrant to purchase 55,000 shares of the Company’s common stock.  The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $6.23 per share.

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

As of June 30, 2004, all amounts were fully amortized and the principal balance of the Series A has been paid in full.  All Series A shares had been converted into 672,458 shares of common stock.  During the years ended June 30, 2003 and 2004, approximately $696,000 and $564,000, respectively, was amortized.

5% Series B Cumulative Convertible Preferred Stock

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

In accordance with the provisions of EITF Issue 00-27, the allocated value of the Series B contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series B and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $826,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of March 1, 2005, or the actual conversion date, whichever is earlier.

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

As of June 30, 2004, all amounts were fully amortized and the principal balance of the Series B has been paid in full.  All Series B shares and accrued dividends had been converted into 371,336 shares of common stock. During the year ended June 30, 2004, approximately $1,287,000 was amortized.

5% Series C Cumulative Convertible Preferred Stock

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series C”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commences on March 31, 2004.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both, unless the closing price of the Company's common stock, for any of the eleven trading days preceding a repayment date was less than $7.35, wherein the Company will be required to pay such monthly amount in cash.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier.  The Company will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

In accordance with the provisions of EITF Issue 00-27, the allocated value of the Series C contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series C and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $700,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of June 1, 2005, or the actual conversion date, whichever is earlier using the effective interest method.

The Company valued the Series C at issuance to be $1,284,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $305,000, and the amount of the discount related to the value of beneficial conversion feature of $700,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at June 1, 2005, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of redemption.  During the year ended June 30, 2004, approximately $638,000 was amortized.

As of June 30, 2004, 118,125 shares of Series C were converted into 175,000 shares of common stock at the price of $6.75 per share.  The outstanding principal at June 30, 2004, is $1,318,750.  For the year ended June 30, 2004, the Company accrued approximately $64,000 of dividends.

13.  Stockholders’ Equity

(a)  IPO Units

In June 1999, the Company issued 1,138,000 Units, consisting of one share of common stock, and one redeemable common stock purchase warrant (the “IPO Warrants”) in connection with its initial public offering.  Each Unit carries the right to purchase one share of common stock at $9.00, and is redeemable by the Company at $0.20 per warrant if the closing bid price of the common stock averages in excess of $10.50 for a period of 20 consecutive trading days.  On March 28, 2002, the Company extended the expiration date of the IPO Warrants from June 23, 2002 to June 30, 2003.  The Company did not receive any consideration from the holders of the warrants accordingly, the Company recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $530,000.  On April 15, 2003, the Company again extended the expiration date of the IPO Warrants from June 30, 2003 to June 30, 2005.  The Company did not receive any consideration from the holders of the warrants, accordingly, the Company recognized the value of this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $195,000 for the year ended June 30, 2003.  The Company also issued to the Representative of the Underwriters, for nominal consideration, the Representative’s Warrants to purchase 100,000 shares of common stock and 100,000 redeemable warrants at an exercise price of $12.00.  The expiration date of the Representative’s Warrants was extended from June 22, 2004 to December 22, 2004.  The Company did not receive any consideration from the holders of the warrants, accordingly, the Company recognized the value of this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $38,000 for the year ended June 30, 2004.  During the year ended June 30, 2004, 400 of the IPO warrants and 69,030 the Representative’s Warrants of redeemable warrants were exercised, and the balance expired.  As of June 30, 2004, 1,064,700 IPO warrants remain outstanding, and 29,101 of the Representative’s Warrants remain outstanding.

 (b)  Option Activity

In September 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”).  The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equals 100% of the fair market value on the date of the grant.  Options expire ten years from the date of the option grant and vest ratably over a three-year period commencing with the second year.  A total of 280,000 options were reserved for issuance under the 1998 Plan.  Upon adoption of the 1998 Plan, the 1992 Stock Option Plan was terminated.  No new stock options will be granted under the 1992 Stock Option Plan, which has been superseded by the 1998 Plan.  In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the “2000 Plan”).  The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equals 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 5% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have variable vesting periods.  A total of 1,000,000 options are reserved for issuance under the 2000 Plan.  As of June 30, 2004, a total of 8,503 and 0 stock options are available for issuance under the 1998 and 2000 stock option Plans, respectively.  As of June 30, 2004, the Company’s Board of Directors approved the issuance of 500,000 options to employees under the 2000 Plan.  During the year ended June 30, 2004, 38,800 options were granted by the Company prior to shareholder approval.  These grants are subject to shareholder approval.  Shareholder approval fixes the measurement date at which time the Company may record deferred compensation related to the difference between the fair market value of the options upon approval and the exercise price of options.  These amounts, if any, will be expensed over the related vesting period.

In December 2003, the stockholders of the Company approved an increase in the 2000 Incentive and Non-Qualified Stock Option Plan from 600,000 shares to 1,000,000 shares.  Prior to the approval of this increase, the Company granted options to employees, subject to shareholder approval.  The Company recorded approximately $739,000 of deferred compensation expense relating to these stock options, which represents the difference between the exercise price of the options and the fair market value of the stock on the date of shareholder approval. This deferred compensation will be recorded as compensation expense over the related vesting period, $295,000 of which was recorded as non-cash compensation during the year ended June 30, 2004.

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”).  The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of Common Stock of the Company through payroll deductions.  After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year.  The purchase price of the Common Stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period.  The periods are January 1 to June 30 and July 1 to December 31.  Fractional shares are not issued.  Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account.  The maximum number of shares eligible to be issued under the Plan is 141,000.  As of June 30, 2003, a total of 122,442 shares are available for issuance under the Plan.

The following table presents the activity of the 1992, 1998 and 2000 Stock Option Plans for the years ended June 30, 2003, and 2004:

	2003		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	434,700	$6.23	953,500	$4.87

Granted	545,800	3.60	352,200	6.75
Exercised	(23,000)	4.33	(138,635)	3.77
Canceled	(4,000)	9.12	(5,000)	7.74

Outstanding at end of period	953,500	$4.87	1,162,065	$5.55

Options exercisable at end of period	665,560	$4.91	669,665	$4.90

Weighted-average fair value of options granted during the year		$3.60		$6.75

The following table presents weighted average price and life information about significant options groups outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.00 - $1.37	61,800	1.92	$1.37	61,800	$1.37
$2.10 - $2.31	89,165	7.58	2.15	89,165	2.15
$3.16 - $5.26	427,900	7.81	4.20	249,450	4.30
$6.33 - $9.50	554,000	3.51	5.01	260,900	8.10
$10.90 - $14.00	29,200	7.70	10.41	8,350	12.61
	1,162,065	5.35	$5.53	669,665	$5.33

(c)  Warrants

In August 2003, in connection with the issuance of Series B, the Company issued to Laurus a warrant to purchase 25,000 shares of common stock at an exercise price of $6.88 per share and an additional warrant to purchase 45,000 shares of common stock at an exercise price of $8.25.  These warrants were fully vested upon issuance and expire 5 years from the date of grant.  The warrants were recorded as a discount on the preferred stock at their estimated fair value of approximately $184,000.  The Company has accreted the discount as a preferred distribution during the year ended June 30, 2004.

In August 2003, the Company issued a warrant to a consultant to purchase 2,000 shares of common stock at an exercise price of $5.24 and, in May 2004, an additional warrant to purchase 8,000 shares at the same exercise price, in exchange for services.  This warrant was fully vested upon issuance and expires 5 years from the date of grant.  The fair value of these warrants was approximately $63,000 and was recorded as compensation expense in the accompanying statement of operations during the year ended June 30, 2004

In November 2003, in connection with the issuance of Series C, the Company issued to Laurus a warrant to purchase 50,000 shares of common stock at an exercise price of $8.44 per share and an additional warrant to purchase 50,000 shares of common stock at an exercise price of $10.13.  These warrants were fully vested upon issuance and expire 5 years from the date of grant.  The warrants were recorded as a discount on the preferred stock at their estimated fair value of approximately $305,000.  The Company has accreted approximately $143,000 of the discount as a preferred distribution during the year ended June 30, 2004.

In June 2004, in connection with a private placement (Note 17), the Company issued to Truk Opportunity Fund LLC, Truk International Fund LP, Basso Multi-Strategy Fund LTD, Basso Equity Opportunity Holding Fund LTD and Pacific Wave Partners LTD warrants to purchase a total of 133,088 shares of common stock at an exercise price of $14.43.  These warrants were fully vested upon issuance and expire 5 years from the date of grant.

During 2004, the Company issued a warrant to an investor relations company to purchase 250,000 shares of common stock at an exercise price of $14.00, in exchange for services.  This warrant was fully vested upon issuance and expired on June 30, 2004.  The fair value of this warrant was approximately $230,000 and was recorded as compensation expense in the accompanying statement of operations for the year ended June 30, 2004.  In June 2004, the Company issued this investor relations company another warrant to purchase 150,000 shares of common stock at an exercise price of $14.00, in exchange for continued services.  These warrants were fully vested upon issuance and expire 3 years from the date of grant.  The fair value of these warrants was approximately $638,000 and was recorded as compensation expense in the accompanying statement of operations during the year ended June 30, 2004.

During 2004, the Company issued other warrants to various advisors and individuals in exchange for services to purchase a total of 10,000 shares of common stock at exercise prices ranging from $9.95 to $10.25.  The fair value of these warrants was approximately $58,000 and was recorded as compensation expense in the accompanying statement of operations during the year ended June 30, 2004.

The Company estimated the fair value of the warrants issued during 2004 using the Black-Scholes option-pricing model. The Company estimated the fair value of the warrants using the following input assumptions:

Volatility	63.0% - 67.5%
Dividend yield	0%
Risk-free interest rate	0.94% - 4.50%
Expected lives	3 months - 5 years

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2004:

Warrants Outstanding and Exercisable

Range of Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price

$2.40 - $3.31	105,310	$3.28

$5.24 - $6.88	90,000	$6.30

$8.25 - $12.00	1,314,375	$9.22

$12.45 - $14.43	367,118	$14.17
Total	1,876,803	$9.72

(d)  Notes Receivable

During the year ended June 30, 2004, loans previously made to the Company’s chief executive officer and to an employee for a total of approximately $223,000, relating to the exercise of stock options, which were recorded as a reduction of stockholders’ equity, were paid in full.

14.  401k Plan

The Company has a defined contribution retirement plan which contains a 401(k) Plan.  All employees who are 21 years of age and who have completed three months of service during which they worked at least 1,000 hours are eligible for participation in the plan.  The Company makes discretionary contributions to the 401(k) plan.  During the years ended June 30, 2003 and 2004, the Company made no contributions to the plan.

15.  Long-term Debt and Payable to Med-Tec

MED-TEC Payment Obligation

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the original Distributor Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor will work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The agreement requires the Company to pay the distributor an average of approximately $39,000 per month over the 28 months, beginning September 1, 2003.  The present value of this payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%.  This amount was recorded as an intangible asset and is being amortized over its estimated useful life of 29 months.  During the year ended June 30, 2004, approximately $383,000 of amortization expense was recognized, which is included in selling, general and administrative expenses in the accompanying statement of operations.  As of June 30, 2004, the outstanding principal balance is approximately $606,000, of which $394,000 and $212,000 become due during the years ended June 30, 2005 and 2006, respectively.  For the year ended June 30, 2004, the Company recorded approximately $68,000 of interest expense relating to this transaction.

Axcelis Lease Financing

In June, 2003, the Company purchased a MC3, mass-analyzed ion implanter and wafer handling end-station (the “System”) from Axcelis Technologies, Inc. (“Axcelis”) for a price of $1,300,000.  The Company had financed the System with Axcelis via monthly installments of approximately $43,000 beginning July 2003 and continuing through December 31, 2003.   This agreement bore interest at prime plus 6.25%.  In December 2003, the Company amended this agreement to extend the payment period through June 30, 2004.  This refinancing provided for a lump sum payment of approximately $571,000 in December 2003 and monthly installments of approximately $98,000 beginning January 2004 and continuing through June 30, 2004.  Title for the equipment remained with Axcelis until the system was paid in full.  The value of the equipment is included in property and equipment.  As of June 30, 2004, the unpaid principal balance of this equipment is approximately $97,000, which becomes due during the year ended June 30, 2005 and is included in current maturities of long-term debt in the accompanying balance sheet.  During July 2004, this debt was paid in full.

16.  Bay Area MRI

In March 2004, the Company entered into a consulting agreement with Christopher Lang and Bay Area MRI to assist the Company in the sale of radioactive prostate seeds.  As compensation for consulting services, the Company may be required to pay commissions of up to $600,000 ($300,000 in cash and $300,000 in shares of common stock).  During the year ended June 30, 2004, the Company issued 3,205 shares of restricted common stock, bearing an aggregate fair market value of approximately $37,500 and advanced $50,000 of cash commissions. As of June 30, 2004, these amounts are classified as prepaid commissions, which will be amortized to expense when incurred.  For the year ended June 30, 2004, approximately $4,000 was amortized. Future commissions will be paid quarterly, up to a maximum of $300,000 in cash and $300,000 of common stock based on services provided.

17.  Private Placement

On June 17, 2004, the Company issued 468,604 shares of common stock at $10.67 per share, in a private placement with the following four investors: Truk Opportunity Fund LLC; Truk International Fund LP; Basso Multi-Strategy Holding Fund Ltd; Basso Equity Opportunity Holding Fund Ltd.  The Company received $5,000,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $310,000.

In connection with the transaction, we issued warrants to the investors to purchase 117,152 shares of common stock at an exercise price of $14.43 per share, which are exercisable until June 16, 2009.  In addition, the investors have rights to purchase up to 215,330 shares of common stock at a price of $11.61 per share, which are exercisable for a period commencing on June 17, 2004 and ending on the earlier of (i) 100 days after July 26, 2004, the effective date of the registration statement filed on July 14, 2004 or (ii) February 16, 2005.  We also issued warrants to the placement agent to purchase 15,936 shares of our common stock at an exercise price of $14.43 per share, which are exercisable unit June 16, 2009.  Should the investors exercise these additional investment rights, the placement agent will receive an additional warrant for 7,968 shares at an exercise price of $12.55 per share.

18.  Financial Information by Segment

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision making group is composed of the chief executive officer and members of senior management. The Company’s reportable segments are:  Medical, Semiconductor and Explosives.

Gross margin is the measure that management uses when evaluating the Company's segments, therefore, operating expenses are excluded from the financial information below.

The revenues and expenses related to these segments for the years ended June 30, 2003 and 2004, respectively, are:

	Year Ended June 30, 2003
	Medical	Semiconductor	Explosives	Total

Revenue	$4,594,000	$1,258,000	$844,000	$6,696,000
COGS	(3,884,000)	(992,000)	(487,000)	(5,363,000)
Gross Margin	$710,000	$266,000	$357,000	$1,333,000

	Year Ended June 30, 2004
	Medical	Semiconductor	Explosives	Total

Revenue	$4,957,000	$1,022,000	$2,587,000	$8,566,000
COGS	(3,822,000)	(1,280,000)	(1,084,000)	(6,186,000)
Gross Margin	$1,135,000	$(258,000)	$1,503,000	$2,380,000

ITEM 8          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

ITEM 8A.  CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) and our internal controls and procedures for financial reporting (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the Annual Report, we present the conclusions of our CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS

Appearing as exhibits to this Annual Report are “Certifications” of the CEO and the CFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

SCOPE OF THE CONTROLS EVALUATION

The CEO/CFO evaluation of our Disclosure Controls and Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor our Disclosure Controls and Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, management sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In accordance with SEC requirements, the CEO and CFO note that, during the fiscal year covered by this Annual Report it was discovered that there was an error in calculation of the fair value of certain warrants issued to non-employees and warrants issued in connection with the Series B and Series C preferred stock issuance, which were used to determine charges to our statement of operations during the three and nine months ended March 31, 2004.  Our chief executive officer and chief financial officer concluded that the weakness that lead to these errors did not constitute a material weakness in internal control.  These amounts were corrected as of August 31, 2004 and the financial statements for the third quarter of fiscal 2004 were restated accordingly.  Management concluded that our disclosure controls and procedures were effective because the errors were inadvertent and isolated.  In addition, our reporting and disclosure procedures were modified to correct this situation and those people who made the inadvertent errors were appropriately educated and additional review procedures were implemented.

CONCLUSIONS

Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, except as described in the following paragraphs, our Disclosure Controls are effective to ensure that material information relating to our company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Subsequent to March 31, 2004 and in connection with our year-end audit, it was discovered that there was an error in the calculation of the fair value of certain warrants issued to non-employees and warrants issued in connection with the Series B and Series C preferred stock issuances, which were used to determine charges to our statement of operations during the three and nine months ended March 31, 2004.  Our chief executive officer and chief financial officer concluded that the weakness that led to these errors did not constitute a material weakness in internal control.  These amounts were corrected as of August 31, 2004 and the financial statements for the third quarter of fiscal 2004 were restated accordingly.  Management concluded that our disclosure controls and procedures were effective because the errors were inadvertant and isolated.  In addition, our reporting and disclosure procedures were modified to correct this situation and those people who made the inadvertant errors were properly educated and additional review procedures were implemented.

Our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a reportable condition, but not a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable condition relates to the June 30, 2004 financial close process, including financial statement account analysis.  This reportable condition resulted from inadequate staffing and supervision over the review and financial statement close function. The reportable condition lead, in the audit process, to the identification and resolution of accounting matters and substantiation and evaluation of certain account balances and financial information.

The reportable condition has been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our financial close processes. As part of this commitment, we have begun the process to identify and hire additional personnel to assist with the financial close process in the second quarter of fiscal year 2005.

PART III

ITEM 9.                             Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent stockholders are charged by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to us during the past fiscal year, and, if applicable, written representations that Form 5 was not required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled.

Name	Age	Position	Position Since

Anthony J. Armini (1)	66	President, Chief Executive Officer and Chairman of the Board	1984

Stephen N. Bunker (1)	61	Vice President and Chief Scientist, Director	1987

John J. Munro, III (1)	55	Vice President, Brachytherapy Products	2001

Diane J. Ryan (1)	44	Vice President Finance and Chief Financial Officer	2003

Michael Szycher (3)	65	Director	1999

David B. Eisenhaure (3) (4)	58	Director	2002

Gerald Entine (3) (4) (5)	61	Director	2004

(1)               Executive Officer

(3)               Member of the Audit Committee for the fiscal year ended June 30, 2004

(4)                                              Member of the Compensation Committee for the fiscal year ended June 30, 2004.

(5)                                              Mr. Entine was appointed to serve on our Board of Directors on May 7, 2004.

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

Diane J. Ryan has served as our Vice President of Finance and Chief Financial Officer since May 2003.  Ms. Ryan has been employed with Implant Sciences Corporation since March 1989.  From March 2003 to May 2003, she was the Corporate Controller of the Company.  Ms. Ryan graduated from Salem State College with a B.S. in Business Administration and a minor in management.

Dr. Michael Szycher joined our Board of Directors in December 1999.  He has been President and Chief Executive Officer and Director of CardioTech International, Inc., a publicly traded manufacturer of medical devices and biocompatible polymers since 1996.  From 1988 to 1996, Dr. Szycher was Chairman and Chief Technology Officer of Polymedica Industries.  Dr. Szycher is a recognized authority on polyurethanes and blood compatible polymers.  He is the editor of six books on various subjects in blood compatible materials and devices and the author of eighty original research articles.

Dr. David B. Eisenhaure has served on our board of directors since November 2002.  He has been the President, Chief Executive Officer and Chairman of the Board of SatCon Technology Corporation since 1985.  From 1974 until 1985, Mr. Eisenhaure was associated with the Charles Stark Draper Laboratory, Incorporated and with its predecessor, the Massachusetts Institute of Technology’s Instrumentation Laboratory, from 1967 to 1974.  Mr. Eisenhaure also holds an academic position at M.I.T., as a lecturer in the Department of Mechanical Engineering.  Mr. Eisenhaure serves on the board of directors of Mechanical Technology Incorporated and Beacon Power.  He holds a S.B., S.M. and an Engineer’s Degree in Mechanical Engineering from M.I.T.

Dr. Gerald Entine has served on our board since May 2004. He is the President of Radiation Monitoring Devices, Inc. of Watertown, Massachusetts, which he founded in 1974. RMD, Inc. is a manufacturer of radiation detectors and diagnostic instrumentation used in medical and industrial applications. Dr. Entine, who received his Ph.D. in Physics from the University of California in Berkeley, has also been the Principal Investigator on numerous research grants from the National Institutes of Health, NASA, DOE and the National Science Foundation.

ITEM 10.                      Executive Compensation

The following table sets forth the aggregate cash compensation paid by us with respect to the three fiscal years ended June 30, 2002, 2003 and 2004 to our executive officers

SUMMARY COMPENSATION TABLE

						Long-Term
						Compensation
						Awards
		Annual Compensation				Shares Underlying Options
					Other Annual Compensation ($)
Name and Principal Position	Year	Salary($)	Bonus ($)		(1)	Granted(#)
Anthony J. Armini**	2004	$166,693	*$	59,700	$12,260	50,000
President, Chief Executive Officer	2003	$176,202		$75,000	$14,965	62,200
and Chairman of the Board	2002	$182,533		$25,000	$10,993	—

Stephen N. Bunker**	2004	$114,228	*$	23,150	$1,049	50,000
Vice President,	2003	$82,932	—		$1,316	57,300
Chief Scientist and Director	2002	$126,539	—		$5,759	—

Diane J. Ryan**	2004	$93,102	*$	25,050	$812	50,000
Vice President Finance and	2003	$75,421		$2,750	$783	49,000
Chief Financial Officer	2002	—	—		—	—

John J. Munro, III**	2004	$118,974	*$	24,050	$1,103	50,000
Vice President of Sales and	2003	$123,841		$2,500	$942	22,700
Marketing	2002	$125,976		$500	$1,361	30,000

*   Includes the issuance of restricted stock, none of which has been sold as of September 30, 2004.

* *Executive Officer

(1)                      Other annual compensation consists of life and disability insurance premiums and 401(k) plan benefits paid by us on behalf of these executive officers.

Employment Agreements

Anthony J. Armini.  On June 30, 2004, we entered into an employment agreement, with an initial term of three years and an automatic renewal for a successive period of three years, unless the we or Dr. Armini give the other party not less than three months written notice of non-renewal.  Under this employment agreement, Dr. Armini serves as our president and chief executive officer at a base salary of up to $210,000.  In addition, Dr. Armini may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position.  We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days written notice.  In the event we terminate Dr. Armini’s employment without cause, we will pay him 12 months salary.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Armini is subject to a non-competition provision.

Stephen N. Bunker.  On June 30, 2004, we entered into an employment agreement, with an initial term of three years and an automatic renewal for a successive period of three years, unless the we or Dr. Bunker give the other party not less than three months written notice of non-renewal.  Under this employment agreement, Dr. Bunker serves as our vice president and chief executive scientist at a base salary of up to $150,000.  In addition, Dr. Bunker may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position.  We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice.  In the event we terminate Dr. Bunker’s employment without cause, we will pay him 12 months salary.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Bunker is subject to a non-competition provision.

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

Stock Plan

In September 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”).  The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equals 100% of the fair market value on the date of the grant.  Options expire ten years from the date of the option grant and vest ratably over a three-year period commencing with the second year.  A total of 280,000 options were reserved for issuance under the 1998 Plan.  Upon adoption of the 1998 Plan, the 1992 Stock Option Plan was terminated.  No new stock options will be granted under the 1992 Stock Option Plan, which has been superseded by the 1998 Plan.  In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the “2000 Plan”).  The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equals 100% of the fair market value on the date of the grant.  Options expire between five and ten years from the date of the option grant and have variable vesting periods.  A total of 1,000,000 options were reserved for issuance under the 2000 Plan.  As of June 30, 2004, a total of 8,503 and 0 stock options are available for issuance under the 1998 and 2000 stock option plans, respectively.

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

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”).  The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of Common Stock of the Company through payroll deductions,  After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan.  The purchase price of the Common Stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period and are issued twice a year.  The periods are January 1 to June 30 and July 1 to December 31.  Fractional shares are not issued.  Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account.  The maximum number of shares eligible to be issued under the Plan is 141,000.  As of June 30, 2004, a total of 122,442 shares are available for issuance.

OPTION GRANTS IN FISCAL 2004

The following table sets forth certain information regarding stock options held as of June 30, 2004 by the executive officers.

	Number of Securities Underlying Options	% of Total Granted to Employees in	Exercise	Expiration
Name and Principal Position	Granted	Fiscal Year	Price ($/Sh)	Date

Anthony J. Armini	50,000	13%	$6.96	8/22/08
President and Chief Executive Officer

Stephen N. Bunker	50,000	13%	$6.33	8/22/13
Vice President and Chief Scientist

John J. Munro, III	50,000	13%	$6.33	8/22/13
Vice President of Brachytherapy Products

Diane J. Ryan	50,000	13%	$6.33	8/22/13
Vice President Finance and
Chief Financial Officer

AGGREGATE OPTIONS EXERCISEABLE IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

	Number of Securities Underlying Unexercised Options at June 30, 2004		Value of Unexercised In-the-Money Options at June 30, 2004 (1)
Name and Principal Position	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony J. Armini	135,700	66,500	$552,157	$308,105
President, Chief Executive Officer
and Chairman of the Board

Stephen N. Bunker	40,800	66,500	$276,978	$339,605
Vice President and Chief Scientist

John J. Munro, III	42,850	64,850	$188,141	$289,594
Vice President of Brachytherapy Products

Diane J. Ryan	58,000	75,000	$191,913	$411,167
Vice President Finance and
Chief Financial Officer

(1) As of June 30, 2004, the market value of a share of common stock was $11.02.

No shares were exercised by Executive Officers in fiscal year ended June 30, 2004.

Equity Compensation Plan Disclosure

The following table sets forth certain information as of June 30, 2004 regarding securities authorized for issuance under our equity compensation plans.

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

ITEM 11.                      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of August 31, 2004, with respect to the beneficial ownership of our common stock of each director and nominee for director, each named executive officer in the executive compensation table above, all of our directors and current officers as a group, and each person known by us to be a beneficial owner of five percent or more of our common stock.  This information is based upon information received from or on behalf of the individuals named therein.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Anthony J. Armini (3)	1,377,155	14.4%
Stephen N. Bunker (4)	678,715	7.5%
Diane Ryan (5)	73,639	*
John Munro (6)	69,059	*
Michael Szycher (7)	26,000	*
David Eisenhaure (8)	21,000	*
Gerald Entine (9)	10,000
All Directors and Officers as a group (10)	2,255,568	25.6%

* Less than 1%.

(1)                      Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed.

(2)                      The calculation of percent of class is based on 8,444,251 shares of common stock issued and outstanding as of August 31, 2004

(3)                      Includes 160,533 options exercisable within 60 days of the date hereof.

(4)                      Includes 48,967 options exercisable within 60 days of the date hereof.

(5)                      Includes 48,999 options exercisable within 60 days of the date hereof.

(6)                      Includes 61,867 options exercisable within 60 days of the date hereof.

(7)                      Includes 24,000 options exercisable within 60 days of the date hereof.

(8)                      Includes 20,000 options exercisable within 60 days of the date hereof.

(9)                      Includes 10,000 options exercisable within 60 days of the date hereof.

(10)                Includes 374,366 options exercisable within 60 days of the date hereof

ITEM 12.                      Certain Relationships and Related Transactions

Certain of our directors hold positions as directors of CardioTech.  Our CEO and Chairman of the Board of Directors is also a director of CardioTech.  The CEO and Chairman of the Board of Directors of CardioTech is also our director.

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology.  In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share.  As of June 30, 2004, the Company has purchased these shares, the fair market value of which is $419,000 and is recorded as investments in available for sale securities in the accompanying balance sheet.

of $1.00 per share.  As of June 30, 2004, the fair market value of the CardioTech shares held as investment is $419,000.  CardioTech is a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech International, Inc. (“CardioTech”), a public company and related party of the Company, and CorNova, Inc. (“CorNova”).  CorNova is a start-up company incorporated as a Delaware corporation on October 12, 2003.  CorNova’s focus will be the development and marketing of innovative interventional cardiology products.  In connection with the agreement, in March 2004, the Company and CardioTech issued 10,344 and 12,931 shares, respectively, of their respective common stock (the “Contributory Shares”) bearing an aggregate fair market value of $113,000 and $76,000, respectively, as of the date of the issuance.  In exchange, the Company and CardioTech each received 1,500,000 shares of CorNova’s common stock, which represents a 30% ownership position for each party.  Our CEO and the Chairman of our Audit Committee are also on the Board of Directors of CorNova.

In January 2004, a director of the Company entered into a Sales Representative Agreement with the Company to sell radioactive prostate seeds.  In April 2004, this director resigned from the Company’s Board of Directors to pursue this opportunity and eliminate any possible conflict.

ITEM 13.                      EXHIBIT INDEX

The following are filed as part of this Form 10-KSB

Exhibit No.	Ref. No.

3.2	1	By-Laws of the Company
3.3	1	Articles of Amendment to the Articles of Organization of the Company, dated June 9, 1999
3.4	1	Restated Articles of Organization of the Company, dated June 9. 1999
3.5	5	Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible Preferred Stock, dated October 7, 2002
3.6	10	Certificate of Vote of Directors establishing Series B 5% Cumulative Convertible Preferred Stock, dated August 26, 2003
3.7	1	Certificate of Vote of Directors establishing Series C 5% Cumulative Convertible Preferred Stock, dated November 25, 2003.
4.1	2	Specimen certificate for the Common Stock of the Company
4.2	2	Specimen certificate for the Redeemable Warrants of the Company
4.3	3	Specimen certificate for the Units of the Company
4.4	5	Specimen Certificate of the Series A 7% Cumulative Convertible Preferred Stock
10.3	1	1992 Stock Option Plan
10.31	1	Form of Stock Option Agreement under the 1992 Stock Option Plan
10.32	1	1998 Incentive and Nonqualified Stock Option Plan
10.33	2	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
10.34	2	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
10.35	2	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan
10.54	4	Research and Development Agreement, dated March 13, 2000, by and between Implant Sciences Corporation and Cardiotech International
10.55	4	Amendment to Distributorship Agreement between Med-Tec Iowa, Inc., and Implant Sciences Corporation dated 26 January 2000
10.69	5	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated October 7, 2002
10.69.1	6	Amendment #1 to Item 10.69
10.70	5	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated October 7, 2002.
10.71	5	Common Stock Purchase Warrant for 55,000 shares issued to Laurus Master Fund, Ltd. Dated October 7, 2002.
10.72	6	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, Dated August 28, 2003.
10.73	6	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated August 28, 2003.

Exhibit No.	Ref. No.
10.74	6	Common Stock Purchase Warrant for 70,000 shares issued to Laurus Master Fund, Ltd. Dated August 28, 2003.
10.75	7	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, Dated November 25, 2003.
10.76	7	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated November 25, 2003.
10.77	7	Common Stock Purchase Warrant for 100,000 shares issued to Laurus Master Fund, Ltd. Dated November 25, 2003.
10.78	8	Exchange and Venture agreement between Implant Sciences Corporation, CardioTech International, and CorNova, Inc. dated March 5, 2004.
10.78	9	Form of Securities Purchase Agreement between Implant Sciences and certain investors
10.79	9	Form of Warrant dated June, 17, 2004
10.80	9	Form of Additional Investors Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors
10.81	9	Form of Registration Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors
10.82		Employment Agreement with Anthony J. Armini, dated June 30, 3004
21.1		Subsidiaries of the Company
23.1		Consent of BDO Seidman, LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	1	Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998, and is incorporated herein by reference.
	2	Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998, and is incorporated herein by reference.
	3	Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999, and is incorporated herein by reference.
	4	Previously filed in Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed on May 11, 2000, and is incorporated herein by reference.
	5	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2002 filed on October 15, 2002 and is incorporated herein by reference
	6	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2003 filed on September 29, 2003 and is incorporated herein by reference
	7	Previously filed on Form 8-K on December 12, 2003, and is incorporated herein by reference
	8	Previously filed on Form 8-K on March 18, 2004, and is incorporated herein by reference
	9	Previously filed on Form S-3 on July 14, 2004, and is incorporated herein by reference

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

	June 30,
	2003	2004

Audit fees	$77,000	$75,000
Quarterly reviews*	8,000	25,500
Financing related fees*	10,000	20,650
Other fees	2,000	3,000
Tax preparation fees	—	—
Total	$97,000	$124,150

*  Audit-related fees

The Company’s Audit Committee must pre-approve all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor, provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules.  The Company’s principal financial and accounting officer communicates to both the Chairman of the Audit Committee and the auditing services firm any services requested to be provided.  After receiving a fee quote for services from the service provider, a letter from the Chairman of the Audit Committee is prepared and submitted to the service provider as evidence of approval of the requested services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Implant Sciences Corporation

Date: October 11, 2004	/s/ Anthony J. Armini
Anthony J. Armini
President, Chief Executive Officer,
Chairman of the Board of Directors
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 11, 2004	/s/ Anthony J. Armini
Anthony J. Armini
President, Chief Executive Officer,
Chairman of the Board of Directors
(Principal Executive Officer)

Date: October 11, 2004	/s/ Diane J. Ryan
Diane J. Ryan
VP Finance and CFO
(Principal Financial and Accounting Officer)

Date: October 11, 2004	/s/ Stephen N. Bunker
Stephen N. Bunker
Vice President and Chief Scientist,
Director

Date: October 11, 2004	/s/ Michael Szycher
Michael Szycher, Director

Date: October 11, 2004	/s/ David Eisenhaure
David Eisenhaure, Director

Date: October 11, 2004	/s/ Gerald Entine
Gerald Entine, Director