Form 10KSB/A
period 2004-06-30
IMPLANT SCIENCES CORP
filed 2004-11-10
CIK 1068874

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely to correct an error which arose in the process of converting the Company’s previously filed annual report on Form 10-KSB to electronic form suitable for filing on the Securities and Exchange Commission’s EDGAR system.  In the previous filing, the line identifying the accounts payable liability was inadvertently deleted from the balance sheet.  In accordance with the rules of the Commission, Item 7. Financial Statements and Supplementary Data is being refiled in its entirety.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted herein, this report speaks as of the date of the filing of the Original Report, October 12, 2004, and we have not updated the disclosures in this report to speak as of a later date.  All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

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

/s/ BDO Seidman, LLP

Boston, Massachusetts
September 21, 2004

IMPLANT SCIENCES CORPORATION

BALANCE SHEET

June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$6,906,000
Accounts receivable, less allowance of $89,000 (Note 2)	709,000
Accounts receivable, unbilled (Notes 2 and 7)	1,434,000
Inventories (Notes 2 and 3)	481,000
Investments - available for sale securities (Note 9)	419,000
Prepaid expenses and other current assets (Note 16)	140,000
Total current assets	10,089,000

Property and equipment, net (Notes 2, 4 and 10)	4,308,000
Amortizable intangible assets. net (Note 15)	625,000
Investment in unconsolidated subsidiary (Note 6)	63,000
Other non-current assets	139,000

Total assets	$15,224,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease (Notes 10 and 15)	$101,000
Payable to Med-Tec (Note 15)	394,000
Accrued expenses (Note 5)	740,000
Accounts payable	578,000
Deferred revenue	23,000
Total current liabilities	1,836,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities (Notes 10 and 15)	6,000
Payable to Med-Tec, net of current amount (Note 15)	212,000
Total liabilities	2,054,000

Commitments and Contingencies (Note 10)

Convertible preferred stock (Note 12): 5,000,000 shares authorized
7% Series A Cumulative RedeemableConvertible Preferred Stock, $10 stated value; 250,000 shares designated; no shares issued and outstanding	—
5% Series B Cumulative Redeemable Convertible Preferred Stock, $10 stated value; 200,000 shares designated; no shares issued and outstanding	—
5% Series C Cumulative RedeemableConvertible Preferred Stock; $10 stated value; 250,000 shares designated; 131,875 shares issued and outstanding	670,000

Stockholders’ equity (Note 13):
Common stock, $0.10 par value; 20,000,000 shares authorized; 8,370,338 shares issued and outstanding as of June 30, 2004	837,000
Additional paid-in capital	31,360,000
Accumulated deficit	(19,527,000)
Deferred compensation	(449,000)
Accumualted other comprehensive income	313,000
Treasury stock, 3,103 common shares, at cost (Note 6)	(34,000)
Total stockholders’ equity	12,500,000

Total liabilities and stockholders’ equity	$15,224,000

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2003	2004
Revenues:
Product revenues:
Medical	$4,474,000	$4,451,000
Semiconductor	876,000	958,000
Total product revenues	5,350,000	5,409,000
Government contracts and other (Note 7)	1,346,000	3,157,000
Total revenues	6,696,000	8,566,000

Cost of revenues:
Cost of product revenues (includes $0 and $89,000 of non-cash stock-based compensation for the years ended June 30, 2003 and 2004, respectively)	4,147,000	3,976,000
Cost of government contracts and other	1,216,000	2,210,000
Total cost of revenues	5,363,000	6,186,000

Gross margin	1,333,000	2,380,000

Operating expenses:
Research and development (includes $141,000 and $300,000 of non-cash stock-based compensation for the years ended June 30, 2003 and 2004, respectively)	1,776,000	1,631,000
Selling, general and administrative (includes $167,000 and $1,279,000 of non-cash stock-based compensation for the years ended June 30, 2003 and 2004, respectively)	2,326,000	4,634,000
Total operating expenses	4,102,000	6,265,000

Loss from operations	(2,769,000)	(3,885,000)

Other income (expenses):
Interest income	27,000	23,000
Interest expense	(25,000)	(135,000)
Gain on sale of equipment	—	35,000
Equity losses in unconsolidated subsidiaries (Note 6)	(2,000)	(50,000)
Total other income (expense)	—	(127,000)

Net loss	(2,769,000)	(4,012,000)
Preferred distribution, dividends and accretion (Note 12)	(891,000)	(2,527,000)
Net loss per share applicable to common shareholders	$(3,660,000)	$(6,539,000)

Net loss applicable to common shareholders, basic and diluted	$(0.58)	$(0.90)

Weighted average common shares outstanding used in computing basic and diluted loss per share	6,310,748	7,317,677

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENVIS INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

						Accumulated			Notes
	Common Stock		Additional			Other			Receivable	Total
	Number of		Paid-in		Deferred	Comprehensive	Treasury Stock		from	Stockholders’	Comprehensive
	shares	Amount	Capital	Accumulated Deficit	Compensation	Income	Shares	Amount	Employees	Equity	(Loss)
Balance at June 30, 2002	6,200,901	$620,000	$13,630,000	$(9,328,000)	$(9,000)	$45,000	—	$—	$(138,000)	$4,820,000	$(2,149,000)

Issuance of common stock pursuant to exercise of stock options	23,000	3,000	97,000						(85,000)	15,000
Issuance of common stock pursuant to exercise of warrants	2,000	—	18,000							18,000
Issuance of common stock pursuant to employee stock purchase plan	5,934	1,000	30,000							31,000
Issuance of common stock pursuant to private financing agreement, net of issuance costs	8,721	—	41,000							41,000
Value of beneficial conversion feature and common stock warrants issued in connection with the issuance of the 7% Series A Cumulative Convertible Preferred Stock			665,000							665,000
Accretion of the beneficial conversion feature and common stock warrants in connection with the 7% Series A Cumulative Convertible Preferred Stock				(533,000)						(533,000)
Conversion of 7% Series A Cumulative Convertible Preferred Stock and related accrued dividends into common stock	409,600	41,000	1,035,000	(116,000)						960,000
Accretion and dividends paid on Series A Preferred Stock			47,000	(47,000)						—
Stock-based compensation associated with warrants and nonqualified stock options issued to nonemployees			306,000		2,000					308,000
Unrealized gain on available for sale securities						72,000				72,000	72,000
Value of IPO warrant extension (Note 13)			195,000	(195,000)						—
Net loss				(2,769,000)					—	(2,769,000)	(2,769,000)
Balance at June 30, 2003	6,650,156	665,000	16,064,000	(12,988,000)	(7,000)	117,000	—	—	(223,000)	3,628,000	(2,697,000)

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

						Accumulated			Notes
	Common Stock		Additional			Other			Receivable	Total
	Number of		Paid-in	Accumulated	Deferred	Comprehensive	Treasury Stock		from	Stockholders’	Comprehensive
	shares	Amount	Capital	Deficit	Compensation	Income	Shares	Amount	Employees	Equity	(Loss)
Balance at June 30, 2003	6,650,156	$665,000	$16,064,000	$(12,988,000)	$(7,000)	$117,000	—	$—	$(223,000)	$3,628,000	$(2,697,000)
Issuance of common stock pursuant to exercise of stock options	138,635	14,000	516,000							530,000
Issuance of common stock pursuant to exercise of warrants	186,120	19,000	1,083,000							1,102,000
Issuance of common stock pursuant to employee stock purchase plan	7,135	1,000	28,000							29,000
Issuance of common stock pursuant to private financing agreement, net of issuance costs of $310,000	468,604	47,000	4,642,000							4,689,000
Conversion of 7% Series A Cumulative Convertible Preferred Stock and related accrued dividends into common stock	301,143	30,000	1,501,000	(32,000)						1,499,000
Conversion of 5% Series B Cumulative Convertible Preferred Stock and related accrued dividends into common stock	371,336	37,000	2,057,000	(63,000)						2,031,000
Issuance of common stock to consultants in exchange for services	11,205	1,000	109,000							110,000
Accretion and dividends on 7% Series A Cumulative Convertible Preferred Stock				(532,000)						(532,000)
Accretion of the beneficial conversion feature and common stock warrants in connection with the 5% Series B Cumulative Convertible Preferred Stock			1,009,000	(1,224,000)						(215,000)
Accretion of the beneficial conversion feature and common stock warrants in connection with the 5% Series C Cumulative Convertible Preferred Stock			1,005,000	(638,000)						367,000
Conversion of 5% Series C Cumulative Convertible Preferred Stock and related accrued dividends into common stock	175,000	17,000	1,164,000							1,181,000
Repayment of notes receivable from employees									223,000	223,000
Investment in unconsolidated subsidiaries (Note 6)	10,344	1,000	112,000			(6,000)	3,103	(34,000)		73,000	(6,000)
Fair value associated with warrants and nonqualified stock options issued to nonemployees	—	—	992,000		2,000					994,000
Stock-based compensation associated with warrants and nonqualified stock options issued to employees below fair market value	50,660	5,000	1,040,000		(444,000)					601,000
Unrealized gain on available for sale securities						202,000				202,000	202,000
Value of underwriter IPO unit warrant extension (Note 13)			38,000	(38,000)						—
Net loss				(4,012,000)						(4,012,000)	(4,012,000)
Balance at June 30, 2004	8,370,338	$837,000	$31,360,000	$(19,527,000)	$(449,000)	$313,000	3,103	$(34,000)	$—	$12,500,000	$(3,816,000)

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(2,769,000)	$(4,012,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	800,000	1,263,000
Stock-based compensation expense	308,000	1,668,000
Equity loss in unconsolidated subsidiaries	2,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	138,000	(1,365,000)
Inventories	(21,000)	(8,000)
Prepaid expenses and other current assets	39,000	(102,000)
Accounts payable	176,000	(171,000)
Accrued expenses	(110,000)	30,000
Net cash used in operating activities	(1,437,000)	(2,647,000)

Cash flows from investing activities:
Purchase of property and equipment	(478,000)	(355,000)
Investment - available for sale securities	—	(40,000)
Increase in other non-current assets	(26,000)	(105,000)
Net cash used in investing activities	(504,000)	(500,000)

Cash flows from financing activities:

Proceeds from issuance of common stock in connection with the exercise of options and the Employee Stock Purchase Plan	46,000	559,000
Proceeds from warrant exercise	18,000	1,102,000
Proceeds from issuance of 7% Series A Cumulative Convertible Preferred Stock, net of issuance costs	2,099,000	—
Proceeds from issuance of 5% Series B Cumulative Convertible Preferred Stock, net of issuance costs	—	1,818,000
Proceeds from issuance of 5% Series C Cumulative Convertible Preferred Stock, net of issuance costs	—	2,282,000
Repayments of long-term debt and capital lease obligations	(276,000)	(1,579,000)
Payments of preferred stock dividends	(42,000)	—
Repayments of notes receivable from employees	—	223,000
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	41,000	4,689,000
Net cash provided by financing activities	1,886,000	9,094,000

Net (decrease) increase in cash and cash equivalents	(55,000)	5,947,000
Cash and cash equivalents, beginning	1,014,000	959,000
Cash and cash equivalents, ending	$959,000	$6,906,000

The accompanying notes are an integral part of these financial statements.

	Years Ended June 30,
	2003	2004
Supplemental disclosures of cash flow information:
Interest paid	$10,000	$135,000

Noncash Investing and Financing Activity:
Fixed assets acquired in exchange for equipment financing	$1,300,000	$—
Issuance of Series A warrants	$128,000	$—
Noncash beneficial conversion feature - Series A	$537,000	$—
Stock options exercised for note receivable for shareholder	$85,000	$—
Value of IPO warrant extension (Note 13)	$195,000	$38,000
Issuance of Series B warrants	$—	$184,000
Noncash beneficial conversion feature - Series B	$—	$826,000
Issuance of Series C warrants	$—	$305,000
Noncash beneficial conversion feature - Series C	$—	$700,000
Conversion of 7% Series A Cumulative Convertible Preferred stock and accrued dividends into common stock	$1,076,000	$1,531,000
Conversion of 5% Series B Cumulative Convertible Preferred stock and accrued dividends into common stock	$—	$2,064,000
Conversion of 5% Series C Cumulative Convertible Preferred stock and accrued dividends into common stock	$—	$1,181,000
Accretion of 7% Series A Cumulative Convertible Preferresd Stock, dividends, beneficial conversion feature and warrants	$696,000	$564,000
Accretion of 5% Series B Cumulative Convertible Preferred Stock, dividends, beneficial conversion feature and warrants	$—	$1,287,000
Accretion of 5% Series C Cumulative Convertible Preferred Stock, dividends, beneficial conversion feature and warrants	$—	$638,000
Value of intangible asset acquired in exchange for long-term note payable	$—	$1,007,000

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

Comprehensive Income (Loss)

The Company has accumulated other comprehensive income resulting from the unrealized gain on an investment in marketable securities of CardioTech International Inc. (Note 9) and the recognition of the unrealized gain of the Company’s share of CardioTech and the Company’s stock owned by CorNova (Note6), which is recorded as a separate component of equity in other accumulated comprehensive income (loss).

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

Estimated Lives
Machinery and equipment	5 - 7 years
Computers and software	3 - 5 years
Leasehold improvements and equipment under capital leases	Lesser of the remaining life of the lease or the useful life of the improvement
Furniture and fixtures	7 years
Motor vehicles	7 years

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

The Company has three major customers with revenues in excess of 10% of the Company’s total revenues for the years ended June 30, 2003 and 2004, respectively that accounted for the following annual revenue:

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

The Company had the following potential dilutive securities outstanding on June 30, 2003: (i) options and warrants to purchase 953,500 and 1, 551,775 shares, respectively, of the Company’s common stock at weighted average prices of $4.87 and $8.44 per share, respectively, and (ii) Series A Preferred Stock convertible into an aggregate of 551,471 shares of the Company’s common stock.  Such potential dilutive securities were not included in the calculation of diluted loss per share in the 2003 because the inclusion thereof would be antidilutive.

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

The adoption of SFAS 150 did not have a material effect on the Company’s operations, financial position or cash flows.

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

The Company is accounting for this investment under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  As of June 30, 2004, 10,344 shares have been issued to CorNova by the Company, 3,103 of which have been categorized as treasury stock in the accompanying balance sheet.  These shares represent 30% of the shares issued.  For the year ended June 30, 2004, the Company recognized approximately $15,000 of other expense representing the Company’s portion of CorNova’s net loss.  The Company also recorded approximately $6,000 as an unrealized loss, which is included in accumulated other comprehensive income for the year ended June 30, 2004.  This unrealized loss related to the Company’s portion of the decline in value of the Contributory Shares issued to CorNova.

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

On June 30, 2004, we entered into an employment agreement with Dr. Stephen Bunker, the Company’s Vice President and Chief Scientist, with an initial term of three years and an automatic renewal for a successive period of three years, unless the we or Dr. Bunker give the other party not less than three months written notice of non-renewal.  Under this employment agreement, Dr. Bunker serves as our vice president and chief executive scientist at a base salary of up to $150,000.  In addition, Dr. Bunker may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position.  We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice.  In the event we terminate Dr. Bunker’s employment without cause, we will pay him 12 months salary.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Bunker is subject to a non-competition provision.

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

5% Series C Cumulative Convertible Preferred Stock

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series C”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd.  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commences on March 31, 2004.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both unless the closing price of the Company’s common stock, for any of the eleven trading days preceding a repayment date was less than $7.35, wherein the Company will be required to pay such monthly amount in cash.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier.  The Company will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

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

13.  Stockholders’ Equity

(a)  IPO Units

In June 1999, the Company issued 1,138,000 Units, consisting of one share of common stock, and one redeemable common stock purchase warrant (the “IPO Warrants”) in connection with its initial public offering.  Each Unit carries the right to purchase one share of common stock at $9.00, and is redeemable by the Company at $0.20 per warrant if the closing bid price of the common stock averages in excess of $10.50 for a period of 20 consecutive trading days.  On March 28, 2002, the Company extended the expiration date of the IPO Warrants from June 23, 2002 to June 30, 2003.  The Company did not receive any consideration from the holders of the warrants accordingly, the Company recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $530,000.  On April 15, 2003, the Company again extended the expiration date of the IPO Warrants from June 30, 2003 to June 30, 2005.  The Company did not receive any consideration from the holders of the warrants, accordingly, the Company recognized the value of this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $195,000 for the year ended June 30, 2003.  The Company also issued to the Representative of the Underwriters, for nominal consideration, the Representative’s Warrants to purchase 100,000 shares of common stock and 100,000 redeemable warrants at an exercise price of $12.00.  The expiration date of the Representative’s warrants was extended from June 22, 2004 to December 22, 2004.  The Company did not receive any consideration from the holders of the warrants, accordingly, the Company recognized the value of this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $38,000 for the year ended June 30, 2004.  During the year ended June 30, 2004, 400 of the IPO warrants and 69,030 of the Representative’s warrants were exercised, and the balance expired.  As of June 30, 2004, 1,064,700 IPO warrants remain outstanding, and 29,101 of the Representative’s warrants remain outstanding.

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

15.  Long-term Debt

MED-TEC Payment Obligation

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the original Distributor Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor will work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The agreement requires the Company to pay the distributor an average of approximately $39,000 per month over the 28 months, beginning September 1, 2003.  The present value of this payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%.  This amount was recorded as an intangible asset and is being amortized over its estimated useful life of 29 months.  During the year ended June 30, 2004, approximately $383,000 of amortization expense was recognized, which is included in selling, general and administrative expenses in the accompanying statement of operations.  As of June 30, 2004, the outstanding principal balance is approximately $606,000, of which $394,000 and $212,000 becomes due during the year ended June 30, 2005 and 2006, respectively.  For the year ended June 30, 2004, the Company recorded approximately $68,000 of interest expense relating to this transaction.

Axcelis Lease Financing

In June, 2003, the Company purchased a MC3, mass-analyzed ion implanter and wafer handling end-station (the “System”) from Axcelis Technologies, Inc. (“Axcelis”) for a price of $1,300,000.  The Company had financed the System with Axcelis via monthly installments of approximately $43,000 beginning July 2003 and continuing through December 31, 2003.  This agreement bore interest at prime plus 6.25%.  In December, 2003, the Company amended this agreement to extend the payment period through June 30, 2004.  This refinancing provided for a lump sum payment of approximately $571,000 in December 2003 and monthly installments of approximately $98,000 beginning January 2004 and continuing through June 30, 2004.  Title for the equipment remained with Axcelis until the System was paid in full.  The value of the equipment is included in property and equipment.  As of June 30, 2004, the unpaid principal balance of this equipment is approximately $97,000, which becomes due during the year ended June 30, 2005 and is included in current maturities of long-term debt in the accompanying balance sheet.  During July 2004, this debt was paid in full.

16.  Bay Area MRI

In March 2004, the Company entered into a consulting agreement with Christopher Lang and Bay Area MRI to assist the Company in the sale of radioactive prostate seeds.  As compensation for consulting services, the Company may be required to pay commissions of up to $600,000 ($300,000 in cash and $300,000 in shares of common stock).  During the year ended June 30, 2004, the Company issued 3,205 shares of restricted common stock, bearing an aggregate fair market value of approximately $37,500 and advanced $50,000 of cash commissions. As of June 30, 2004, these amounts are classified as prepaid commissions, which will be amortized to expense when accrued.  For the year ended June 30, 2004, approximately $4,000 was amortized. Future commissions will be paid quarterly, up to a maximum of $300,000 in cash and $300,000 of common stock based on services provided.

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

Gross margin is the measure that management uses when evaluating the Company’s segments, therefore, operating expenses are excluded from the financial information below.

The revenues and expenses related to these segments for the years ended June 30, 2003 and 2004, respectively, are:

	Year Ended June 30, 2003
	Medical	Semiconductor	Explosives	Total

Revenue	$4,594,000	$1,258,000	$844,000	$6,696,000
COGS	(3,884,000)	(992,000)	(487,000)	(5,363,000)
Gross Margin	$710,000	$266,000	$357,000	$1,333,000

	Year Ended June 30, 2004
	Medical	Semiconductor	Explosives	Total

Revenue	$4,957,000	$1,022,000	$2,587,000	$8,566,000
COGS	(3,822,000)	(1,280,000)	(1,084,000)	(6,186,000)
Gross Margin	$1,135,000	$(258,000)	$1,503,000	$2,380,000

ITEM 13.                      EXHIBIT INDEX

The following are filed as part of this Form 10-KSB/A

Exhibit No.	Ref. No.

3.2	1	By-Laws of the Company
3.3	1	Articles of Amendment to the Articles of Organization of the Company, dated June 9, 1999
3.4	1	Restated Articles of Organization of the Company, dated June 9, 1999
3.5	5	Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible Preferred Stock, dated October 7, 2002
3.6	10	Certificate of Vote of Directors establishing Series B 5% Cumulative Convertible Preferred Stock, dated August 26, 2003
3.7	1	Certificate of Vote of Directors establishing Series C 5% Cumulative Convertible Preferred Stock, dated November 25, 2003.
4.1	2	Specimen certificate for the Common Stock of the Company
4.2	2	Specimen certificate for the Redeemable Warrants of the Company
4.3	3	Specimen certificate for the Units of the Company
4.4	5	Specimen Certificate of the Series A 7% Cumulative Convertible Preferred Stock
10.3	1	1992 Stock Option Plan
10.31	1	Form of Stock Option Agreement under the 1992 Stock Option Plan
10.32	1	1998 Incentive and Nonqualified Stock Option Plan
10.33	2	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
10.34	2	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
10.35	2	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan
10.54	4	Research and Development Agreement, dated March 13, 2000, by and between Implant Sciences Corporation and Cardiotech International
10.55	4	Amendment to Distributorship Agreement between Med-Tec Iowa, Inc., and Implant Sciences Corporation dated 26 January 2000
10.69	5	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated October 7, 2002
10.69.1	6	Amendment #1 to Item 10.69
10.70	5	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated October 7, 2002.
10.71	5	Common Stock Purchase Warrant for 55,000 shares issued to Laurus Master Fund, Ltd. Dated October 7, 2002.
10.72	6	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated August 28, 2003.
10.73	6	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated August 28, 2003.

Exhibit No.	Ref. No.
10.74	6	Common Stock Purchase Warrant for 70,000 shares issued to Laurus Master Fund, Ltd. Dated August 28, 2003.
10.75	7	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, Dated November 25, 2003.
10.76	7	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated November 25, 2003.
10.77	7	Common Stock Purchase Warrant for 100,000 shares issued to Laurus Master Fund, Ltd. Dated November 25, 2003.
10.78	8	Exchange and Venture agreement between Implant Sciences Corporation, CardioTech International, and CorNova, Inc. dated March 5, 2004.
10.78	9	Form of Securities Purchase Agreement between Implant Sciences and certain investors
10.79	9	Form of Warrant dated June, 17, 2004
10.80	9	Form of Additional Investors Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors
10.81	9	Form of Registration Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors
10.82		Employment Agreement with Anthony J. Armini, dated June 30, 3004
21.1		Subsidiaries of the Company
23.1		Consent of BDO Seidman, LLP, independent registered public accounting firm

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	1	Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998, and is incorporated herein by reference.
	2	Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998, and is incorporated herein by reference.
	3	Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999, and is incorporated herein by reference.
	4	Previously filed in Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed on May 11, 2000, and is incorporated herein by reference.
	5	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2002 filed on October 15, 2002 and is incorporated herein by reference
	6	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2003 filed on September 29, 2003 and is incorporated herein by reference
	7	Previously filed on Form 8-K on December 12, 2003, and is incorporated herein by reference
	8	Previously filed on Form 8-K on March 18, 2004, and is incorporated herein by reference
	9	Previously filed on Form S-3 on July 14, 2004, and is incorporated herein by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Implant Sciences Corporation

Date: November 10, 2004	/s/Anthony J. Armini
Anthony J. Armini
President, Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 10, 2004	/s/ Anthony J. Armini
Anthony J. Armini
President, Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 10, 2004	/s/ Diane J. Ryan
Diane J. Ryan
VP Finance and CFO
(Principal Financial and Accounting Officer)

Date: November 10, 2004	/s/ Stephen N. Bunker
Stephen N. Bunker
Vice President and Chief Scientist, Director

Date: November 10, 2004	/s/ Michael Szycher
Michael Szycher, Director

Date: November 10, 2004	/s/ David Eisenhaure
David Eisenhaure, Director

Date: November 10, 2004	/s/ Gerald Entine
Gerald Entine, Director