Form 10QSB
period 2004-09-30
IMPLANT SCIENCES CORP
filed 2004-11-16
CIK 1068874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ending September 30, 2004
or
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
781-246-0700 (Issuers telephone number)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at October 29, 2004
Common Stock, $.10 par value	8,939,288

Transitional small business disclosure format (check one):
Yes ☐    No ☒

This document consists of 24 pages.

IMPLANT SCIENCES CORPORATION
INDEX

IMPLANT SCIENCES CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2004	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,944,000	$6,906,000
Accounts receivable, less allowance of $141,000 and $89,000, respectively	1,841,000	709,000
Accounts receivable, unbilled	1,191,000	1,434,000
Inventories	489,000	481,000
Investments—available for sale securities	295,000	419,000
Prepaid expenses and other current assets	110,000	140,000

Total current assets	9,870,000	10,089,000
Property and equipment, net	4,222,000	4,308,000
Amortizable intangible assets, net	521,000	625,000
Investment in unconsolidated subsidiary	88,000	20,000
Other non-current assets	173,000	182,000

Total assets	$14,874,000	$15,224,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Payable to Med-Tec	404,000	394,000
Current maturities of long-term debt and obligations under capital lease	3,000	101,000
Accounts payable	956,000	578,000
Accrued expenses	717,000	740,000
Deferred revenue	—	23,000

Total current liabilities	2,080,000	1,836,000
Long-term liabilities:
Payable to Med-Tec, net of current maturities	107,000	212,000
Long-term debt and obligations under capital lease, net of current maturities	5,000	6,000

Total liabilities	2,192,000	2,054,000

Convertible preferred stock: 5,000,000 shares authorized
5% Series C Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 250,000 shares designated; 82,115 and 131,875 issued and outstanding, respectively	413,000	670,000
Stockholders' equity:
Common stock, $0.10 par value; 20,000,000 shares authorized; 8,575,851 and 8,370,338 shares issued and outstanding, respectively	858,000	837,000
Treasury Stock, 9,103 and 3,103 common shares, repectively, at cost	(88,000)	(34,000)
Additional paid-in capital	32,847,000	31,360,000
Accumulated deficit	(21,002,000)	(19,527,000)
Deferred compensation	(529,000)	(449,000)
Accumulated other comprehensive income	183,000	313,000

Total stockholders' equity	12,269,000	12,500,000

Total liabilities and stockholders' equity	$14,874,000	$15,224,000

The accompanying notes are an integral part of these condensed financial statements

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues:
Medical	$960,000	$1,157,000
Semiconductor	334,000	295,000
Explosives detection	980,000	184,000

Total revenues	2,274,000	1,636,000

Costs of revenues:
Cost of medical revenues	797,000	825,000
Cost of semiconductor revenues	371,000	257,000
Cost of explosives detection revenues	638,000	78,000

Total costs of revenues	1,806,000	1,160,000

Gross margin	468,000	476,000

Operating expenses:
Research and development (includes $38,000 and $40,000 of non-cash stock-based compensation for the three months ended September 30, 2004 and 2003, respectively)	586,000	482,000
Selling, general and administrative (includes $25,000 and $64,000 of non-cash stock-based compensation for the three months ended September 30, 2004 and 2003, respectively)	1,054,000	706,000

Total operating expenses	1,640,000	1,188,000

Loss from operations	(1,172,000)	(712,000)

Other income (expense):
Interest income	16,000	5,000
Interest expense	(18,000)	(43,000)
Loss on sale of equipment	(6,000)	—
Equity losses in unconsolidated subsidiaries	(11,000)	(4,000)

Total other expense, net	(19,000)	(42,000)

Net loss	(1,191,000)	(754,000)
Preferred distribution, dividends and accretion	(284,000)	(444,000)

Net loss applicable to common shareholders	$(1,475,000)	$(1,198,000)

Net loss per share applicable to common shareholders, basic and diluted	$(0.17)	$(0.18)

Weighted average common shares outstanding, basic and diluted	8,466,559	6,794,229

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,191,000)	$(754,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334,000	255,000
Stock-based compensation expense	63,000	138,000
Equity in loss in unconsolidated subsidiary	11,000	4,000
Loss on sale of equipment	6,000	—
Changes in operating assets and liabilities:
Accounts receivable	(889,000)	(196,000)
Inventories	(8,000)	(45,000)
Prepaid expenses and other current assets	30,000	(7,000)
Accounts payable	378,000	(115,000)
Accrued expenses	18,000	(164,000)

Net cash used in operating activities	(1,248,000)	(884,000)

Cash flows from investing activities:
Purchases of property and equipment	(142,000)	(166,000)
Increase in other non-current assets	(83,000)	—

Net cash used in investing activities	(225,000)	(166,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the exercise of options and the Employee Stock Purchase Plan	774,000	25,000
Proceeds from issuance of Series B preferred stock, net of issuance costs	—	1,822,000
Proceeds from warrant exercises	10,000	—
Payments of additional issuance costs relating to private placement	(25,000)	—
Repayments of long-term debt and capital lease obligations	(194,000)	(152,000)
Acquisition of treasury stock	(54,000)	—

Net cash provided by financing activities	511,000	1,695,000

Net (decrease) increase in cash and cash equivalents	(962,000)	645,000
Cash and cash equivalents, beginning	6,906,000	959,000

Cash and cash equivalents, ending	$5,944,000	$1,604,000

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$18,000	$43,000

Noncash Investing and Financing Activity:
Conversion of Series C Cumulative Preferred stock and accrued dividends into common stock	$577,000	$—

Accretion of 5% Series C Cumulative Convertible Preferred stock, dividends, beneficial conversion feature and warrants	$284,000	$—

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Noncash Investing and Financing Activity:
Issuance of Series B warrants	$—	$125,000

Noncash beneficial conversion feature—Series B	$—	$768,000

Conversion of Series A Cumulative Convertible Preferred Stock and accrued dividends into common stock	$—	$1,049,000

Value of amortizable intangible asset acquired in exchange for long term note payable	$—	$1,007,000

Accretion of 7% Series A Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$—	$363,000

Accretion of 5% Series B Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$—	$72,000

The accompanying notes are an integral part of these condensed financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1. Description of Business

        Implant Sciences Corporation (the "Company") develops products for the medical device and explosives detection industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. The Company has received Food and Drug Administration 510(k) clearance to market its I-Plant™ Iodine-125 radioactive seed for the treatment of prostate cancer. The Company also has under development interventional cardiology devices and temporary coronary brachytherapy systems for the prevention of restenosis (reclosure of the artery after balloon angioplasty). The Company also modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides ion implantation of electronic dopants for the semiconductor industry. Additionally, the Company continues to develop explosives detection systems to be used in the detection of trace residues of explosives. On October 15, 2004, the Company completed the acquisition of Core Systems, Inc., a provider of semiconductor implantation services, for cash and stock having an aggregate value of $5,250,000 (see Note 14 for further discussion).

2. Interim Financial Statements

        The financial information for the three months ending September 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which management considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The result of operations and cash flows for the three months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with our audited financial statements, included in our Form 10-KSB/A No. 1 as of and for the year ending June 30, 2004 filed with the Securities and Exchange Commission on November 10, 2004. Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

3. Stock-based Compensation

        The Company accounts for its employee stock-based compensation arrangements under the provisions of Accounting Principal Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB 25, when the exercise price of options granted to employees and non-employee directors under the Company's stock option plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.

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

	Three Months Ended September 30,
	2004	2003
Net loss applicable to common shareholders, as reported	$(1,475,000)	$(1,198,000)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders, net of tax	59,000	133,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(213,000)	(82,000)

Pro forma net loss applicable to common shareholders	$(1,629,000)	$(1,147,000)

Net loss per share applicable to common shareholders, basic and diluted:
As reported	$(0.17)	$(0.18)

Pro forma	$(0.19)	$(0.17)

        In December 2003, the Company issued stock options below fair market value. This amount is being amortized over the life of the options which averages 10 years. During the quarter ended September 30, 2004, the Company recorded $59,000 in compensation expense related to this transaction.

        During the three months ended September 30, 2004, the Company recorded additional deferred compensation of $143,000 relating to 23,000 warrants issued consultants in exchange for services to be performed. This amount is being amortized over the vesting period of the warrants, which is three years. During the quarter ended September 30, 2001 the Company recorded $4,000 in compensation expense related to this transaction. The Company estimated the fair value of the common stock warrants using the Black Scholes option pricing control. The Company estimated the fair value of the warrants using the following input assumptions:

Volatility	65%
Dividend yield	0%
Risk-free interest rate	3.47%
Expected lives	5 years

4. Earnings Per Share

        Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by using the weighted average number of common shares outstanding during the period, plus the dilutive effects of shares issuable through the exercise of stock options (common stock equivalents) unless their inclusion would be antidilutive. All common stock equivalents were anti-dilutive and excluded from the calculation of weighted average number of common shares outstanding during the period.

5. Comprehensive Income (Loss)

        The Company has accumulated other comprehensive income (loss) resulting from the unrealized gain/loss on an investment in marketable equity securities of CardioTech International Inc. (Note 8) and the recognition of the unrealized gain/loss of the Company's share of CardioTech and Implant Sciences stock owned by CorNova (Note 10) which is recorded in the stockholders' equity section of the balance sheet. Comprehensive income (loss) is summarized below:

	Three Months Ended September 30,
	2004	2003
Net loss	$(1,191,000)	$(754,000)
Other comprehensive income (loss)	(130,000)	27,000

Comprehensive loss	$(1,321,000)	$(727,000)

6. Accounts Receivable

        Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At September 30, 2004, unbilled accounts receivable represented approximately 39% of total accounts receivable. Generally, there are no prerequisites necessary to bill.

7. Private Placement

        On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock ("Series C") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd ("Laurus"). The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000. The terms of the Series C provide for repayment with shares of the Company's common stock or in cash, pursuant to an amortization schedule. Repayment of the Series C commenced on March 31, 2004. The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both, unless the closing price of the Company's common stock for any of the eleven trading day preceding a repayment date was less than $7.35, wherein the Company will be required to pay such monthly amount in cash. If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75. The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of the Company's assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement. In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier. The Company utilized the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

        In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities," which became effective in November 2000, the allocated value of the Series C contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series C and the fair market value of the common stock at the date of issuance. The discount arising from the beneficial conversion feature aggregated $700,000. The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of June 1, 2005, or the actual conversion date, whichever is earlier using the effective interest method.

        The Company valued the Series C at issuance to be $1,284,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $305,000, and the amount of the discount related to the value of beneficial conversion feature of $700,000. The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at June 1, 2005, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. During the three month's September 30, 2004, approximately $241,000 was amortized. As of September 30, 2004, the outstanding principal of the Series C was $821,000.

        During the three months ended September 30, 2004, Laurus redeemed 49,760 shares of Series C into 73,719 shares of the Company's common stock at conversion price of $6.75 per share and redeemed approximately $79,000 of accrued dividends into 11,647 shares of the Company's common stock. During the three months ended September 30, 2004, the Company accrued approximately $15,000 of dividends. The conversion of accrued dividends into common stock resulted in additional dividends of approximately $28,000 during the three months ended September 30, 2004, in excess of 5% stated value.

8. Related Party Transactions

        SFAS No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. CardioTech International, Inc. ("CardioTech") a public company whose common stock trades under the symbol CTE on the American Stock Exchange, is a related party with the Company by virtue of its significant business relationships.

        Certain directors of the Company hold positions as directors of CardioTech. The CEO and Chairman of the Board of Directors of the Company is also a director of CardioTech. The CEO and Chairman of the Board of Directors of CardioTech is also a director of the Company.

        In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company's proprietary radioactive brachytherapy technology. In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share. As of September 30, 2004, the fair market value of the 100,000 shares of CardioTech stock is $295,000, which is recorded as investment in available for sale securities in the accompanying balance sheet.

        In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech and CorNova, Inc. (Note 10). The Company's CEO and the Chairman of the Audit Committee are also on the Board of Directors of CorNova.

9. MED-TEC

        On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the original Distributor Agreement. The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer. In connection with this, the Company's former exclusive distributor will work cooperatively to transition customers and marketing materials directly to the Company. The distributor also agreed not to compete with the Company for a period of three years. The agreement requires the Company to pay the distributor an average of approximately $39,000 per month over the 28 months, beginning September 1, 2003. As of September 30, 2004, the outstanding principal balance is approximately $511,000. For the three months ended September 30, 2004, the Company recorded approximately $15,000 of interest expense relating to this transaction.

        The present value of this payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%. This amount was recorded as an intangible asset and is being amortized over its estimated useful life of 29 months. During the three months ended September 30, 2004 and 2003, approximately $104,000 and $70,000 of amortization expense was recognized, respectively.

10. Investment in Unconsolidated Subsidiaries

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

        Upon CorNova securing additional financing, in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the "Series A Financing"), CardioTech and the Company will each issue additional shares of their common stock (the "Investment Shares"), where the number of Investment Shares to be issued will be equal to twenty-five percent (25%) of the gross proceeds of the Series A Financing. As of September 30, 2004, 10,344 shares have been issued, 3,103 of which have been categorized as treasury stock. During the three months ended September 30, 2004, the Company recognized approximately $11,000 of other expense representing the Company's portion of CorNova's net loss. The Company also recorded approximately $5,000 as an unrealized loss, which is in accumulated other comprehensive income for the three months ended September 30, 2004. This unrealized loss relates to the Company's portion of the decline in value of the Contributory Shares issued to CorNova. The Company is accounting for this investment under the equity method under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

11. Bay Area MRI

        In March 2004, the Company entered into a consulting agreement with Christopher Lang and Bay Area MRI to assist the Company in the sale of radioactive prostate seeds. As compensation for consulting services, the Company may be required to pay commissions of up to $600,000 ($300,000 in cash and $300,000 in shares of common stock). During the period ended September 30, 2004, the Company issued 3,205 shares of restricted common stock, having an aggregate fair market value of approximately $37,500 and advanced $50,000 of cash commissions. As of September 30, 2004, the commissions earned to date were approximately $6,000. As of September 30, 2004, the Company has determined that it is unlikely that it will receive future benefits from the unearned stock and cash commissions. Accordingly, the Company has expensed the unearned commission balance of approximately $81,500 during the three month period ended September 30, 2004. The agreement provides that future commissions will be paid quarterly, up to a maximum of $300,000 in cash and $300,000 of common stock based on services provided.

12. Treasury Stock

        In June 2004, the Board authorized the Company to repurchase of up to 300,000 shares of the Company's common stock, from time to time in the open market, privately negotiated transactions, block transactions or at times and prices deemed appropriate by management. During the three months ended September 30, 2004, the Company repurchased 6,000 shares of common stock at prices ranging from $8.91 to $9.02 per share at a total cost of approximately $54,000, which is recorded as treasury stock in the accompanying balance sheet.

13. Financial Information by Segment

        Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the chief executive officer and members of senior management. The Company's reportable segments are: Medical, Semiconductor and Explosives.

        Gross margin is the measure that management uses when evaluating the Company's segments, therefore, operating expenses are excluded from the financial information below.

        The revenues and expenses related to these segments for the three months ended September 30, 2004 and 2003, respectively, are:

	Three Months Ended September 30, 2004
	Medical	Semiconductor	Explosives	Total
Revenue	$960,000	$334,000	$980,000	$2,274,000
COGS	(797,000)	(371,000)	(638,000)	(1,806,000)

Gross Margin	$163,000	$(37,000)	$342,000	$468,000

	Three Months Ended September 30, 2003
	Medical	Semiconductor	Explosives	Total
Revenue	$1,157,000	$295,000	$184,000	$1,636,000
COGS	(825,000)	(257,000)	(78,000)	(1,160,000)

Gross Margin	$332,000	$38,000	$106,000	$476,000

14. Subsequent Event

        On October 13, 2004, the Company entered into a definitive agreement to acquire all of the capital stock of Core Systems Incorporated ("Core"), a California corporation. The transaction is being structured as a reorganization of Core with and into a newly formed, wholly-owned subsidiary of the Company. As part of the Transaction, the Company issued to the former stockholders of Core consideration consisting of shares of the Company's common stock, par value $0.10 per share equal in value to $3,250,000 ("Stock Consideration"), and $2,000,000 in cash ("Cash Consideration").

        On October 15, 2004 ("Closing Date"), the Company completed the acquisition of Core. In connection with the Transaction, the Company issued 311,437 shares of its common stock as the Stock Consideration and $2,000,000 in cash, to the former Core stockholders.

        The holders of the shares of common stock comprising the Stock Consideration have agreed not to sell any of their shares of common stock for a period of six months from the Closing Date. Pursuant to the terms of the merger agreement, the shares of common stock comprising the Stock Consideration will be adjusted in the event the Company's stock price at the end of the lock-up period is either greater than twenty-five percent higher or lower than $10.4355 per share. In addition, the merger agreement includes an earnout provision equal to Core's earnings before taxes, depreciation and amortization for the twelve month period beginning on October 13, 2004, the execution date of the merger agreement, and ending on October 12, 2005, which will be paid in the form of additional shares of the Company's common stock. The number of shares to be issued in connection with the earnout, if any, will be calculated by dividing the dollar amount of the earnout by the twenty day average closing price of the Company's common stock prior to the end of the earnout Period. The earnout shares will also be subject to a six month lock-up, beginning on October 13, 2005, and will be adjusted in the event the Company's stock price is either greater than twenty-five percent higher or lower than the earnout share price at the end of the earnout lock-up period. The Company has agreed to use its "best-efforts" to file a registration statement with the Securities and Exchange Commission, registering the resale of all of the shares of common stock included in the Stock Consideration within six months from the Closing Date.

        Additionally, pursuant to the terms of the merger agreement, ten percent of each of the Stock Consideration and the Cash Consideration has been heldback by the Company, pursuant to a holdback agreement, for a period of twelve months from the Closing Date for the purpose of settling any undisclosed liabilities that may be discovered by the Company during the Holdback Period, for indemnification of any breach of the representations and warranties made by Core and its primary stockholder, and for other potential expenses related to the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Form 10-KSB/A No. 1 for the year ended June 30, 2004. In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports and Annual Reports filed by us in fiscal 2003 and 2004.

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

        Since May 1999, we have been performing research to develop a trace explosives detector, which could be used to detect hidden bombs in airports and other public places. This technology is yet another application of our ion source technology. At present we continue developing both portable and bench-top systems for the use in airports and Department of Defense facilities. Prototype units have been transported to the Department of Defense and Department of Transportation facilities for demonstration and evaluation. The Company has begun manufacturing of its trace detection devices and continues to make a significant financial commitment to this project. We currently have one issued United States patent and seven United States patents pending covering these technologies and processes.

        Implant Sciences Corporation, operates out of a 51,000 square foot leased facility in Wakefield, Massachusetts and since October 15, 2004, in Sunnyvale, CA. The Company has approximately 80 employees and runs three shifts.

Results of Operations

Comparison for the three months ended September 30, 2004 and 2003

        Revenue.    Total revenues for the three months ended September 30, 2004, were $2,274,000 as compared to $1,636,000 for the comparable prior year period, an increase of $638,000 or 39%. The increase is primarily attributable to the revenue recognized from our explosives detection contracts. In the quarter ended September 30, 2004 revenue from explosives detection technology increased by $796,000 or 432% over the same prior year period. This increase was a combination of government contract revenue and the completion of our initial manufacturing orders. In addition, our semiconductor revenue increased by $39,000 or 13% in the period ended September 30, 2004 as compared with the comparable prior year period. This increase in semiconductor revenue is a result of the additional processing being completed on our new MC3 implanters.

        These increases were partially offset by a decline in our medical revenues of $197,000 or 17% in the period ended September 30, 2004 as compared with the comparable prior year period. Sales to our medical coating customers increased by $121,000 or 32%. This increase was offset by a decline in the sales of our radioactive prostate seeds. Revenue from the sale of our Iodine-125 radioactive prostate seed was $359,000 as compared with $631,000, a decrease of $272,000 or 43%. The decrease is primarily attributed to a decrease in seed volume; however it was partially offset by an increase in the average seed price, a result of the value added items offered to our customers.

        In the first quarter of fiscal 2004, we entered into a new agreement with MED-TEC, our former exclusive distributor of I-Plant prostate seeds to replace the original Distributor Agreement, which had expired. Management believes this direct marketing and sales program will enable the Company to expand distribution channels targeting the radiation oncology market. MED-TEC agreed to work cooperatively with the Company to transition its customers and marketing materials directly to Implant Sciences and MED-TEC also agreed not to compete with the Company for a period of three years. Implant Sciences is paying MED-TEC an average of approximately $39,000 per month over a period of 29 months, beginning September 1, 2003. As of September 30, 2004, the outstanding principal balance is approximately $511,000.

        In addition, revenue generated from medical related government contracts declined by $46,000 or 32% in the period ended September 30, 2004 as compared with 2003, as certain contracts were completed. Our revenues recognized from Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for our research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. We have been successful in obtaining SBIR grants in fiscal 2004 and 2003 and we expect to continue to seek continuation or replacement of our existing SBIR grants during fiscal 2005 and beyond.

        Cost of Sales.    Cost of sales for the three months ended September 30, 2004 was $1,806,000 as compared to $1,160,000 for the comparable prior year period, an increase of $646,000 or 56%. Cost of medical related revenue for the period ended September 30, 2004, was $797,000 as compared with $825,000 for the prior year period, a decrease of $28,000 or 3%. This decrease was offset by semiconductor revenue costs of $371,000 as compared with $257,000 in the comparable prior year period. This increase of $114,000 or 44% is a result of additional labor and material expenses needed to support the increased semiconductor revenue combined with the additional non-cash depreciation expense relating to the installation of the new MC3 ion implanters. Costs of explosives detection revenue increased by $560,000 or 718% in the period ended September 30, 2004 as compared the comparable prior year period. This increase in costs relates to the additional labor and materials needed to support the increase in explosives detection revenue.

        Research and Development    Research and development expense for the three months ended September 30, 2004 was $586,000 as compared to $482,000 for the comparable prior year period, an increase of $104,000 or 22%. This increase is primarily the result of continued development work in the areas of explosives and toxic substance detection, temporary brachytherapy and radioactive prostate seed product compliments.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended September 30, 2004 were $1,054,000 as compared to $706,000 for the comparable prior year period, an increase of $348,000 or 49%. Selling, general and administrative expenses included $25,000 and $64,000 of noncash stock-based compensation recorded in connection with the issuance of stock to employees and warrants to an outside agents, and depreciation and amortization expenses of $112,000 and $100,000, in the three months ended September 30, 2004 and 2003, respectively. Net of the noncash stock-based compensation, and depreciation and amortization, general and administrative expenses increased by $375,000 or 70%. This increase reflects a $131,000 increase in bad debt and the addition of $81,000 of commissions related to certain sales agreements with Bay Area MRI, combined, with increases in our administrative staff. However, management continues to exercise strict cost containment measures to ensure control over our administrative spending.

        Other Income and Expenses, Net.    For the three month period ended September 30, 2004, we recorded other expense, net of $19,000 as compared to other expense, net of $42,000 in the comparable prior year period. The decrease in other expenses is a result of increase in interest income combined with the decrease in interest expense relating to the financing of the new ion implanters with Axcelis Corporation in the period ended September 30, 2004.

        Net Loss.    Net loss for the three months ended September 30, 2004, was $1,191,000 as compared to $754,000 for the comparable prior year period, an increase in net loss of $437,000 or 58%.

        Additionally, during the period ended September 30, 2004, accretion of dividends, the beneficial conversion feature and amortization of warrants in the amount of $284,000 relating to the Series C, was recognized as a preferred distribution, as compared with $444,000 for the Series A and B for the prior year period. The effect of these transactions had no overall effect on stockholders' equity or cash, but increased net loss per share applicable to common shareholders by $0.03 and $0.07 per share, respectively. The basic and diluted net loss per share applicable to common shares for the period ended September 30, 2004 was ($0.17) per share as compared to ($0.18) per share for the comparable prior year period, a decrease in net loss applicable to common shares per share of $0.01 or 6%.

Liquidity and Capital Resources

        As of September 30, 2004 we had approximately $5,944,000 in cash in the form of cash and cash equivalents. During the three months ended September 30, 2004, operating activities used cash of approximately $1,248,000. Net cash used by operating activities primarily reflects the net loss of $1,191,000, an $8,000 increase in inventory, a $30,000 decrease in prepaid expenses and other current assets, a $378,000 increase in accounts payable, an $18,000 increase in accrued expenses, a $6,000 loss on the sale of equipment and a $889,000 increase in accounts receivable; offset by depreciation and amortization of $334,000, stock-based compensation expense of $63,000 and equity loss in an unconsolidated subsidiary of $11,000. During the three months ended September 30, 2004, investing activities used cash of approximately $225,000, primarily attributable to the purchase of property and equipment and investments made in new acquisitions. During the three months ended September 30, 2004, financing activities provided approximately $511,000 in cash. Net cash provided by financing activities primarily includes net proceeds from the exercise of stock options and warrants offset by payments on our capital lease, non-compete agreement and equipment financing and the acquisition of treasury stock.

        On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock ("Series C") having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd ("Laurus"). The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000. The terms of the Series C provide for repayment with shares of the Company's common stock or in cash, pursuant to an amortization schedule. Repayment of the Series C commences on March 31, 2004. The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both, unless the closing price of the Company's common stock for any of the eleven trading day preceding a repayment date was less than $7.35, wherein the Company will be required to pay such monthly amount in cash. If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75. The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share. The Securities Purchase Agreement also provides for a security interest in substantially all of the Company's assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement. In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier. The Company will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

        In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities," which became effective in November 2000, the allocated value of the Series C contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series C and the fair market value of the common stock at the date of issuance. The discount arising from the beneficial conversion feature aggregated $700,000. The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of June 1, 2005, or the actual conversion date, whichever is earlier using the effective interest method.

        The Company valued the Series C at issuance to be $1,284,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $305,000, and the amount of the discount related to the value of beneficial conversion feature of $700,000. The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at June 1, 2005, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. During the period ended September 30, 2004, approximately $241,000 was amortized. As of September 30, 2004, the outstanding principal of the Series C was $821,000.

        During the three months ended September 30, 2004, Laurus redeemed 49,760 shares of Series C into 73,719 shares of the Company's common stock at conversion price of $6.75 per share and redeemed approximately $79,000 of accrued dividends into 11,647 shares of the Company's common stock.

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

        Consistent with our policy to protect our proprietary technologies, we have been awarded one patent and submitted seven (7) patent applications to the United States Patent and Trademark Office. These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

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

        As of September 30, 2004, we were conducting our operations with approximately $5,944,000 in cash and cash equivalents, $2,000,000 of which was used to acquire Core. We estimate such amounts combined with our cash flow from operations will be sufficient to fund our working capital in the next twelve months. Future expenditures for research and product development, especially relating to outside testing, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

        The Company's future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of September 30, 2004 are as follows:

	Capital Leases	Operating Lease	MED-TEC(1)	Total
Year ending June 30:
2005	$3,000	$434,000	$404,000	$841,000
2006	5,000	609,000	107,000	721,000
2007		610,000		610,000
2008		611,000		611,000
2009		306,000		306,000

Total	$8,000	$2,570,000	$511,000	$3,089,000

(1)
Relates to MED-TEC payment obligation (See Note 9 of financial statements).

        On June 30, 2004, we entered into an employment agreement with Dr. Anthony J. Armini, the Company's President and CEO, with an initial term of three years and an automatic renewal for a successive period of three years, unless we or Dr. Armini give the other party not less than three months written notice of non-renewal. Under this employment agreement, Dr. Armini serves as our president and chief executive officer at a base salary of up to $210,000. In addition, Dr. Armini may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days written notice. In the event we terminate Dr. Armini's employment without cause, we will pay him 12 months salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Armini is subject to a non-competition provision.

        On June 30, 2004, we entered into an employment agreement Dr. Stephen Bunker, the Company's Vice President and Chief Scientist, with an initial term of three years and an automatic renewal for a successive period of three years, unless we or Dr. Bunker give the other party not less than three months written notice of non-renewal. Under this employment agreement, Dr. Bunker serves as our vice president and chief executive scientist at a base salary of up to $150,000. In addition, Dr. Bunker may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days' written notice. In the event we terminate Dr. Bunker's employment without cause, we will pay him 12 months salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Bunker is subject to a non-competition provision.

        On October 13, 2004, the Company entered into a definitive agreement to acquire all of the capital stock of Core Systems Incorporated ("Core"), a California corporation. The transaction is being structured as a reorganization of Core with and into a newly formed, wholly-owned subsidiary of the Company. As part of the Transaction, the Company will issue to the former stockholders of Core consideration consisting of shares of the Company's common stock, par value $0.10 per share equal in value to $3,250,000 ("Stock Consideration"), and $2,000,000 in cash ("Cash Consideration").

        On October 15, 2004 ("Closing Date"), the Company completed the acquisition of Core. In connection with the Transaction, the Company issued 311,437 shares of its common stock as the Stock Consideration and $2,000,000 in cash, to the former Core stockholders.

        The holders of the shares of common stock comprising the Stock Consideration have agreed not to sell any of their shares of common stock for a period of six (6) months from the Closing Date. Pursuant to the terms of the merger agreement, the shares of common stock comprising the Stock Consideration will be adjusted in the event the Company's stock price at the end of the lock-up period is either greater than twenty-five percent (25%) higher or lower than $10.4355 per share. In addition, the merger agreement includes an earnout provision equal to Core's earnings before taxes, depreciation and amortization for the twelve (12) month period beginning on October 13, 2004, the execution date of the merger agreement, and ending on October 12, 2005, which will be paid in the form of additional shares of the Company's common stock. The number of shares to be issued in connection with the earnout, if any, will be calculated by dividing the dollar amount of the earnout by the twenty (20) day average closing price of the Company's common stock prior to the end of the earnout Period. The earnout shares will also be subject to a six (6) month lock-up, beginning on October 13, 2005, and will be adjusted in the event the Company's stock price is either greater than twenty-five percent (25%) higher or lower than the earnout share price at the end of the earnout lock-up period. The Company has agreed to use its "best-efforts" to file a registration statement with the Securities and Exchange Commission, registering the resale of all of the shares of common stock included in the Stock Consideration within six (6) months from the Closing Date.

        Additionally, pursuant to the terms of the merger agreement, ten percent (10%) of each of the Stock Consideration and the Cash Consideration has been heldback by the Company, pursuant to a holdback agreement, for a period of twelve (12) months from the Closing Date for the purpose of settling any undisclosed liabilities that may be discovered by the Company during the Holdback Period, for indemnification of any breach of the representations and warranties made by Core and its primary stockholder, and for other potential expenses related to the transaction.

        In June 2004, the Board authorized the Company to repurchase up to 300,000 shares of the Company's common stock, from time to time in the open market, privately negotiated transactions, block transactions or at times and prices deemed appropriate by management. During the three months ended September 30, 2004, the Company repurchased 6,000 shares of common stock at prices ranging from $8.91 to $9.02 per share at a total cost of approximately $54,000, which is recorded as treasury stock in the accompanying balance sheet.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-KSB/A No. 1 as of June 30, 2004. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. There has been no change to our critical accounting policies during the quarter ending September 30, 2004.

Item 3. Controls and Procedures

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three month period ended September 30, 2004, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

        Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly review, except as described in the following paragraphs, our Disclosure Controls are effective to ensure that material information relating to our company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

        However, during our June 30, 2004 audit, our independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a reportable condition, but not a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable condition relates to the June 30, 2004 financial close process, including financial statement account analysis. This reportable condition resulted from inadequate staffing and supervision over the review and financial statement close function. The reportable condition lead, in the audit process, to the identification and resolution of accounting matters and substantiation and evaluation of certain account balances and financial information. In connection with our review of our quarterly financial statements our independent auditor informed us that this reportable condition still existed.

        The reportable condition had been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our financial close processes. As part of this commitment, we have begun the process to identify and hire additional personnel to assist with the financial close process. We have hired an outside consultant to identify and screen potential candidates for this position and have begun the interview process.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities and Use of Proceeds

        During the three months ended September 30, 2004, Laurus redeemed 49,760 shares of Series C into 73,719 shares of the Company's common stock at conversion price of $6.75 per share and redeemed approximately $79,000 of accrued dividends into 11,647 shares of the Company's common stock. During the three months ended September 30, 2004, the Company accrued approximately $15,000 of dividends. The conversion of accrued dividends into common stock resulted in additional dividends of approximately $28,000 during the three months ended September 30, 2004, in excess of 5% stated value.

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote to Security-Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, in the left hand column correspond to those of Item 601 of Regulation S-B.

    31.1
    Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    31.2
    Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  The registrant has filed the following reports on Form 8-K during the quarter ended September 30, 2004.

      Amended 10-QSB for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation
Date: November 16, 2004	/s/ ANTHONY J. ARMINI Anthony J. Armini President and CEO
Date: November 16, 2004	/s/ DIANE J. RYAN Diane J. Ryan Chief Financial Officer

QuickLinks

IMPLANT SCIENCES CORPORATION INDEX
IMPLANT SCIENCES CORPORATION CONDENSED BALANCE SHEETS
IMPLANT SCIENCES CORPORATION CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
IMPLANT SCIENCES CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
IMPLANT SCIENCES CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
IMPLANT SCIENCES CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Controls and Procedures
  PART II: OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote to Security-Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES