Form 10QSB
period 2004-12-31
IMPLANT SCIENCES CORP
filed 2005-02-22
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ending December 31, 2004.

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

YES  ☒       NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at January 31, 2005
Common Stock, $.10 par value	9,053,645

Transitional small business disclosure format (check one):

YES  ☐       NO  ☒

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,180,000	$6,906,000
Accounts receivable, less allowance of $246,000 and $89,000 respectively	1,545,000	709,000
Accounts receivable, unbilled	1,100,000	1,434,000
Inventories	686,000	481,000
Investments - available for sale securities	295,000	419,000
Prepaid expenses and other current assets	146,000	140,000
Total current assets	5,952,000	10,089,000
Property and equipment, net	7,525,000	4,308,000
Goodwill	4,762,000	—
Amortizable intangible assets, net	490,000	625,000
Deferred tax asset	869,000	—
Investment in unconsolidated subsidiary	28,000	63,000
Other non-current assets	161,000	139,000
Total assets	$19,787,000	$15,224,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,475,000	$578,000
Accrued expenses	1,082,000	740,000
Payable to Med-Tec	414,000	394,000
Line of credit	16,000	—
Current maturities of long-term debt and obligations under capital lease	54,000	101,000
Deferred revenue	121,000	23,000
Total current liabilities	3,162,000	1,836,000
Long-term liabilities:
Deferred tax liability	869,000	—
Payable to Med-Tec, net of current maturities	—	212,000
Long-term debt and obligations under capital lease, net of current maturities	49,000	6,000
Total liabilities	4,080,000	2,054,000
Convertible preferred stock: 5,000,000 shares authorized 5% Series C Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 250,000 shares designated; 25,762 and 131,875 issued and outstanding, respectively	124,000	670,000
Stockholders’ equity:
Common stock, $0.10 par value; 20,000,000 shares authorized; 9,053,645 and 8,370,338 shares issued and outstanding, respectively	905,000	837,000
Treasury Stock, 9,103 and 3,103 common shares, repectively, at cost	(88,000)	(34,000)
Additional paid-in capital	38,486,000	31,360,000
Accumulated deficit	(23,315,000)	(19,527,000)
Deferred compensation	(586,000)	(449,000)
Accumulated other comprehensive income	181,000	313,000
Total stockholders’ equity	15,583,000	12,500,000
Total liabilities and stockholders’ equity	$19,787,000	$15,224,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenues:
Medical	$933,000	$1,208,000	$1,893,000	$2,366,000
Semiconductor	1,288,000	234,000	1,622,000	529,000
Explosives detection	320,000	447,000	1,300,000	631,000
Total revenues	2,541,000	1,889,000	4,815,000	3,526,000

Costs and expenses:
Cost of medical revenue	1,002,000	975,000	1,799,000	1,800,000
Cost of semiconductor revenue	1,536,000	291,000	1,907,000	548,000
Cost of explosives detection revenue	442,000	240,000	1,080,000	318,000
Total costs and expenses	2,980,000	1,506,000	4,786,000	2,666,000

Gross margin	(439,000)	383,000	29,000	860,000

Operating expenses:
Research and development, (includes $51,000 and $132,000 and $89,000 and $172,000 non-cash charge for stock-based compensation for the three and six months ended December 31, 2004 and 2003, respectively)	282,000	464,000	868,000	893,000
Selling, general and administrative, (includes $38,000 and $195,000 and $63,000 and $259,000 non-cash charge for stock-based compensation for the three and six months ended December 31, 2004 and 2003, respectively)	1,276,000	990,000	2,330,000	1,750,000
Total operating expenses	1,558,000	1,454,000	3,198,000	2,643,000

Loss from operations	(1,997,000)	(1,071,000)	(3,169,000)	(1,783,000)

Other income (expense):
Interest income	15,000	3,000	31,000	7,000
Interest expense	(29,000)	(36,000)	(47,000)	(78,000)
Loss on sale of capital asset	—	—	(6,000)	—
Equity losses in unconsolidated subsidiaries	(17,000)	(3,000)	(28,000)	(7,000)
Total other expense, net	(31,000)	(36,000)	(50,000)	(78,000)

Net loss	(2,028,000)	(1,107,000)	(3,219,000)	(1,861,000)

Preferred distribution, dividends and accretion	(283,000)	(530,000)	(567,000)	(973,000)
Net loss applicable to common shareholders	$(2,311,000)	$(1,637,000)	$(3,786,000)	$(2,834,000)

Net loss per share applicable to common shareholders, basic and diluted	$(0.26)	$(0.23)	$(0.44)	$(0.41)

Weighted average common shares outstanding, basic and diluted	8,882,786	7,029,911	8,674,673	6,912,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities
Net loss	$(3,219,000)	$(1,861,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	783,000	564,000
Stock-based compensation expense	153,000	520,000
Equity in loss in unconsolidated subsidiary	28,000	7,000
Loss on sale of equipment	6,000	—
Changes in operating assets and liabilities, exclusive of acquisition:
Accounts receivable	(52,000)	(129,000)
Inventories	(31,000)	(54,000)
Prepaid and other current assets	68,000	(17,000)
Accounts payable	237,000	(170,000)
Accrued expenses	282,000	(52,000)
Net cash used in operating activities	(1,745,000)	(1,192,000)

Cash flows from investing activities
Purchase of property and equipment	(359,000)	(155,000)
Investment in for sale securities	—	(40,000)
Investment in unconsolidated subsidiary	60,000	—
Cash used for the acquisition of Core Systems Incorporated, net of cash received	(2,597,000)	—
Other non-current assets	(103,000)	(52,000)
Net cash used in investing activities	(2,999,000)	(247,000)

Cash flows from financing activities
Proceeds from issuance of common stock	831,000	172,000
Proceeds from issuance of Series B preferred stock, net of issuance costs	—	1,818,000
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	2,289,000
Proceeds from warrant exercises	66,000	—
Payments of additional issuance costs relating to private placement	(25,000)	—
Acquisition of treasury stock	(54,000)	—
Proceeds from capital lease obligations	61,000	—
Repayment of debt acquired from Core Systems	(562,000)	—
Repayments of long-term debt and capital lease obligations	(299,000)	(221,000)
Repayments of equipment financing	—	(699,000)
Net cash provided by financing activities	18,000	3,359,000

Net increase (decrease) in cash and cash equivalents	(4,726,000)	1,920,000
Cash and cash equivalents, beginning	6,906,000	959,000
Cash and cash equivalents, ending	$2,180,000	$2,879,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended
	December 31,
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$47,000	$—

Noncash Investing and Financing Activity:
Issuance of Series B warrants	$—	$125,000
Noncash beneficial conversion feature - Series B	$—	$767,000
Issuance of Series C warrants	$—	$210,000
Noncash beneficial conversion feature - Series C	$—	$605,000
Conversion of Series A Cumulative Convertible Preferred stock and accrued dividends into common stock	$—	$1,500,000
Conversion of Series B Cumulative Convertible Preferred stock and accrued dividends into common stock	$—	$550,000
Conversion of Series C Cumulative Convertible Preferred stock and accrued dividends into common stock	$1,141,000	$—
Value of amortizable intangible asset acquired in exchange for long term note payable	$—	$1,007,000
Accretion of 7% Series A Cumulative Convertible Preferresd Stock dividends, beneficial conversion feature and warrants	$—	$556,000
Accretion of 5% Series B Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$—	$294,000
Accretion of 5% Series C Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$567,000	$69,000

On October 15, 2004, the Company acquired Core Systems Incorporated as follows:
Fair value of assets:
Accounts receivable	$450,000
Inventory	174,000
Property, plant and equipment	3,422,000
Other intangible assets	75,000
Goodwill	4,762,000
Other assets	74,000
Liabilities assumed:
Accounts payable and accrued expenses	(877,000)
Debt and capital leases	(621,000)
Purchase price:
Cash paid for purchase of Core Systems, net of cash acquired	(2,597,000)

Fair value of warrants issued	(1,102,000)
Fair value of common stock issued	$3,760,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

1.              Description of Business

Implant Sciences Corporation (the “Company”) develops products for the medical device and explosives detection industry using ion implantation and thin film coatings of radioactive and non-radioactive materials.  The Company has received Food and Drug Administration 510(k) clearance to market its I-Plant™ Iodine-125 radioactive seed for the treatment of prostate cancer.  The Company also has under development brachytherapy systems for the treatment of breast cancer. The Company also modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides wafer processing services and equipment for the semiconductor industry.  Additionally, the Company continues to develop explosives detection systems to be used in the detection of trace residues of explosives.

2.              Interim Financial Statements

The financial information for the three and six months ended December 31, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods.  The result of operations and cash flows for the three and six months ended December 31, 2004 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-QSB should be read in conjunction with our audited financial statements, included in our Form 10-KSB/A No. 1 as of and for the year ending June 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004.  Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation.

3.              Stock-based Compensation

The Company accounts for its employee stock based compensation arrangements under the provisions of Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”  Under APB 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net loss applicable to common shareholders, as reported	$(2,311,000)	$(1,637,000)	$(3,786,000)	$(2,834,000)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders, net of tax	77,000	371,000	136,000	504,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(651,000)	(302,000)	(864,000)	(384,000)

Pro forma net loss applicable to common shareholders	$(2,885,000)	$(1,568,000)	$(4,514,000)	$(2,714,000)

Net loss per share applicable to common shareholders, basic and diluted:
As reported	$(0.26)	$(0.23)	$(0.44)	$(0.41)
Pro forma	$(0.32)	$(0.22)	$(0.52)	$(0.39)

In December 2003, the Company issued stock options below fair market value.  This amount is being amortized over the vesting period of the options which averages 3 years.  During the quarter ended December 31, 2004, the Company recorded $59,000 in compensation expense related to this transaction.

In December 2004, the Company recorded deferred compensation of $144,000 relating to stock options issued at prices below fair market value.  This amount is being amortized over the vesting period of the options which averages 3 years.  During the quarter ended December 31, 2004, the Company recorded compensation expense of $18,000 related to this transaction.

In September 2004, the Company issued warrants to consultants in exchange for services.  This amount is being amortized over the vesting period of the warrants which averages 3 years.  During the quarter ended December 31, 2004, the Company recorded approximately $13,000 in expense associated with these transactions.  The Company estimated the fair value of the common stock warrants using the Black-Scholes option-pricing model.

In October 2004, the Company issued 200,000 common stock warrants to a consultant in connection with the Core acquisition.    The Company estimated the fair value of the warrants, using the Black Scholes option-pricing model, to be approximately $1,102,000 and recorded this as additional purchase price during the three months ended December 31, 2004.

The Company estimated the fair value of the warrants using the following input assumptions:

Volatility	65 – 68%
Dividend yield	0%
Risk-free interest rate	4.1 - 4.3%
Expected lives	5 – 10 years

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

5.              Comprehensive Income (Loss)

The Company has accumulated other comprehensive income (loss) resulting from the unrealized gain/loss on an investment in marketable equity securities of CardioTech International Inc. (Note 8) and the recognition of the unrealized gain/loss of the Company’s share of CardioTech and Implant Sciences stock owned by CorNova (Note 10) which is recorded in the stockholders’ equity section of the balance sheet.  Comprehensive income (loss) is summarized below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net Loss	$(2,028,000)	$(1,107,000)	$(3,219,000)	$(1,861,000)
Other Comprehensive Income (Loss)	(2,000)	80,000	(132,000)	107,000

Comprehensive Loss	$(2,030,000)	$(1,027,000)	$(3,351,000)	$(1,754,000)

6.              Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred.  Invoicing of research and development contracts occurs in accordance with the terms of the contract.  Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At December 31, 2004, unbilled accounts receivable represented approximately 38% of total accounts receivable.   Generally, there are no prerequisites necessary to bill.

7.              Private Placement

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series C”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd. (Laurus). The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commenced on March 31, 2004.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both, unless the closing price of the Company’s common stock for any of the eleven trading days preceding a repayment date was less than $7.35, wherein the Company will be required to pay such monthly amount in cash.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at

$10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier.  The Company  utilized the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

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

The Company valued the Series C at issuance to be $1,284,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $305,000, and the amount of the discount related to the value of beneficial conversion feature of $700,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at June 1, 2005, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the period ended December 31, 2004, approximately $274,000 was amortized.  As of December 31, 2004, the outstanding principal of the Series C was approximately $258,000.

During the three months ended December 31, 2004, Laurus redeemed 56,353 shares of Series C into 83,486 shares of the Company’s common stock at conversion price of $6.75 per share and redeemed approximately $6,000 of accrued dividends into 896 shares of the Company’s common stock.  During the three months ended December 31, 2004, the Company accrued approximately $6,000 of dividends.  The conversion of accrued dividends into common stock resulted in additional dividends of approximately $3,000 during the three months ended December 31, 2004, in excess of 5% stated value.

8.              Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” specifies the nature of information that should be disclosed in financial statements regarding related party transactions.  CardioTech International, Inc. (“CardioTech”) a public company, whose common stock trades under the symbol CTE on the American Stock Exchange, is a related party with the Company by virtue of its significant business relationships.

Certain directors of the Company hold positions as directors of CardioTech.  The CEO and Chairman of the Board of Directors of the Company is also a director of CardioTech.  The CEO and Chairman of the Board of Directors of CardioTech is also a director of the Company.

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology.  In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share.  As of December 31, 2004, the fair market value of the 100,000 shares of CardioTech stock is $295,000, which is recorded as investment in available for sale securities in the accompanying balance sheet.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech and CorNova, Inc. (Note 10).  The Company’s CEO and a director are also on the Board of Directors of CorNova.

9.              MED-TEC

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the 2000 Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor  transitioned customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The Company will pay the distributor an average of approximately $39,000 per month over the 28 months, beginning September 1, 2003.  As of December 31, 2004 , the outstanding principal balance is approximately $414,000.  For the three months ended December 31, 2004, the Company recorded approximately $12,000 of interest expense relating to this transaction.

The present value of this asset was recorded as approximately $1,007,000, using a rate of 10.24%, and is being amortized over its estimated useful life of 29 months.  During the three months ended December 31, 2004, approximately $208,000 of accumulated amortization expense was recognized.

10.       Investment in Unconsolidated Subsidiaries

In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech International and CorNova.  CorNova is a start-up company focused on the development and marketing of innovative interventional cardiology products.  The Company issued 10,344 shares of common stock bearing an aggregate fair market value of $113,000 as of the date of issuance.  In exchange, the Company received 1,500,000 shares of the CorNova’s common stock, which represents a 30% ownership position, and a position on the Board of Directors.

Upon CorNova securing additional financing, in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the “Series A Financing”), CardioTech and the Company will each issue additional shares of their common stock (the “Investment Shares”), where the number of Investment Shares to be issued will be equal to twenty-five percent (25%) of the gross proceeds of the Series A Financing.  As of December 31, 2004, 10,344 shares have been issued, 3,103 of which have been categorized as treasury stock.  During the three months ended December 31, 2004, the Company recognized approximately $17,000 of other expense representing the Company’s portion of CorNova’s net loss.  The Company also recorded approximately $2,000 as unrealized loss, which is accumulated other comprehensive income for the three months ended December 31, 2004.  This unrealized loss relates to the Company’s portion of the decline in value of the Investment Shares issued to CorNova.  The Company is accounting for this investment under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Subsequent to December 31, 2004, CorNova obtained the Series A financing, in the amount of $3,000,000, and the Company will be issuing 76,687 shares of common stock to CorNova according to  the terms of the agreement.

11.       Bay Area MRI

In March 2004, the Company entered into a consulting agreement with Christopher Lang and Bay Area MRI to assist the Company in the sale of radioactive prostate seeds.  As compensation for consulting services, the Company may be required to pay commissions of up to $600,000 ($300,000 in cash and $300,000 in shares of common stock.).  During the period , the Company issued 3,205 shares of restricted common stock, bearing an aggregate fair market value of approximately $37,500 and advanced $50,000 of cash commissions. In the period ended September 31, 2004 the Company had determined that this asset was impaired and has recorded a reserve against the prepaid commission of approximately $81,000 or 100% of the recorded prepaid commission.

12.       Treasury Stock

In June 2004, the Board authorized the Company to repurchase of up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of December 31, 2004, the Company had repurchased a total of 6,000 shares of common stock at prices ranging from $8.91 to $9.02 per share at a total cost of approximately $54,000, which is recorded as treasury stock in the accompanying balance sheet.

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

The revenues and expenses related to these segments for the three and six months ended December 31, 2004 and 2003, respectively, are:

	Three Months Ended December 31, 2004
	Medical	Semiconductor	Explosives	Total
Revenue	$933,000	$1,288,000	$320,000	$2,541,000
COGS	(1,002,000)	(1,536,000)	(442,000)	(2,980,000)
Gross Margin	$(69,000)	$(248,000)	$(122,000)	$(439,000)

	Three Months Ended December 31, 2003
	Medical	Semiconductor	Explosives	Total
Revenue	$1,208,000	$234,000	$447,000	$1,889,000
COGS	(975,000)	(291,000)	(240,000)	(1,506,000)
Gross Margin	$233,000	$(57,000)	$207,000	$383,000

	Six Months Ended December 31, 2004
	Medical	Semiconductor	Explosives	Total
Revenue	$1,893,000	$1,622,000	$1,300,000	$4,815,000
COGS	(1,799,000)	(1,907,000)	(1,080,000)	(4,786,000)
Gross Margin	$94,000	$(285,000)	$220,000	$29,000

	Six Months Ended December 31, 2003
	Medical	Semiconductor	Explosives	Total
Revenue	$2,366,000	$529,000	$631,000	$3,526,000
COGS	(1,800,000)	(548,000)	(318,000)	(2,666,000)
Gross Margin	$566,000	$(19,000)	$313,000	$860,000

14.       Acquisition of Core Systems Incorporated

On October 15, 2004, the Company completed the acquisition of Core Systems Incorporated, a privately held semiconductor wafer processing company.  The transaction was structured as a reorganization of Core with and into a newly formed, wholly-owned subsidiary of the Company.  The operating results of Core Systems have been included in the Company’s statement of operations beginning October 15, 2004.

The aggregate purchase price of Core was $7,459,000, which consisted of $2,000,000 in cash; 311,437 shares of the Company’s common stock with an aggregate fair value of $3,250,000; direct acquisition costs of approximately $1,588,000, which includes a warrant with a fair value of $1,102,000, and the payment of approximately $621,000 of debt and other obligations coincident with the closing. The fair value of the Company’s common stock was determined based on the average market price of the Company’s common stock over the twenty day period  prior to the date of the definitive agreement, pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” The initial shares are subject to adjustment if the average closing price of Company stock, for a twenty day period prior to the end of a six month Lock-up, is higher or lower by more than 25% from the initial Closing Price.  In addition the purchase is subject to an earn out which will be accounted for as additional purchase price when and if earned.

Total Purchase Price

Cash	$2,000,000
Equity	3,250,000
Equity used to retire debt	510,000
Warrant	1,102,000
Direct Costs	597,000
$7,459,000

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

October 15, 2004
Accounts receivable	$450,000
Inventory	174,000
Property, plant and equipment	3,422,000
Other intangible assets	75,000
Goodwill	4,762,000
Other assets	74,000
Accounts payable and accrued expenses	(877,000)
Debt and capital leases	(621,000)

$7,459,000

The above allocation of the preliminary purchase price, including the value of the intangible assets, is subject to change.  The Company believes that in the final valuation of acquired assets, values could be assigned to technology related intangible assets and customer related intangible assets.  The final allocation of the aggregate purchase price is expected to be completed during the three months ended March 31, 2005, at which time the Company will make retroactive adjustments, if needed, to its results of operations for the three and six months ended December 31, 2004.

The acquisition of Core is accounted for as a purchase under SFAS No. 141, “Business Combinations.” Accordingly, the operating results of Core are included in the accompanying condensed consolidated financial statements since the acquisition date as part of the Company’s semiconductor reporting segment.

The following table presents selected unaudited financial information of the Company including Core Systems Incorporated as if the acquisition had occurred on July 1, 2003.  The unaudited pro forma results are not necessarily indicative of the results that would have occurred had the acquisition of Core Systems been consummated on July 1, 2003, or of future results.

IMPANT SCIENCES CORPORATION
PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2004	2003	2004	2003

Revenue	$2,767,000	$2,689,000	$6,214,000	$5,476,000

Net Income (Loss) Before Taxes	(2,068,000)	(1,330,000)	(3,517,000)	(2,254,000)

Preferred distribution, dividends	(284,000)	(530,000)	(568,000)	(973,000)
Income Tax Expense

Net Income (Loss)	$(2,352,000)	$(1,860,000)	$(4,085,000)	$(3,227,000)

Net loss per share applicable to common shareholders	$(0.26)	$(0.25)	$(0.46)	$(0.44)

Weighted average common shares outstanding, basic and diluted	8,882,786	7,399,227	8,882,786	7,272,386

15.       Bank line of credit

In connection with its acquisition of Core Systems, the Company assumed a $1,000,000 Factoring line of credit with a bank.  The Factoring agreement calls for the bank to advance 80% of qualified sales invoices to the Company in exchange for a fee of 1% of each invoice advanced and interest of prime plus 2.5% of the outstanding balance (7.75% at December 31, 2004).  The agreement contains certain financial covenants which must be reported monthly to the bank.  As of December 31, 2004 the Company was in violation of the net operating profit covenant; however, in a letter dated December 29, 2004 the bank issued a waiver of this default.  The amount of the advances outstanding under this line of credit was approximately $16,000 as of December 31, 2004.  For the three months ended December 31, 2004, the Company recognized approximately $13,000 in interest expense relating to this line of credit.

16.       Recent Account Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based

Compensation.  SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Pro-forma disclosure is no longer an alternative.  The Company expects to adopt SFAS No. 123 (R) on July 1, 2005.

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

Implant Sciences Corporation, incorporated in 1984, has two locations.  It operates out of a 51,000 square foot leased facility in Wakefield, Massachusetts and since October 15, 2004, when it acquired Core Systems, Inc,  also out of a 35,000 square foot leased facility in Sunnyvale, California.  The Company has approximately 125 employees and runs three shifts in Wakefield and two shifts in Sunnyvale.  The Company generates revenues from the sale of ion implantation services, radioactive prostate seeds and explosives trace detection equipment, as well as government research and development contracts.  Ion implantation services include semiconductor wafer processing and medical and industrial coatings.  Semiconductor products and services are conducted in both the Wakefield and Sunnyvale facilities.  Medical and industrial coatings, radioactive prostate seed manufacturing, explosives detection equipment manufacturing and research and development programs are conducted in Wakefield.

The Company has made and continues to make a significant financial commitment to the development of its trace explosives detection products.  However, in order to continue explosives trace detection research and development, additional sources of funding will need to be identified to help support this business segment.

As a result of the acquisition of Core Systems on October 15, 2004, and the Company’s presentation of consolidated financial statements, it should be noted that comparative information may not be meaningful.

Results of Operations

Comparison for the three months ended December 31, 2004  and 2003

Revenues.  Total revenues for the three months ended December 31, 2004 were $2,541,000 as compared to $1,889,000 for the comparable prior year period, an increase of $652,000 or 35%.  The increase is primarily attributable to $1,128,000 of revenues from Core Systems since it was acquired on October 15, 2004.  The Core Systems revenues are included in our semiconductor business segment.   This increase was offset by a $275,000 or 23% decrease in medical product sales, primarily a reduction in prostate seeds of $201,000 or 58% combined with a $73,000 or 44% decrease in medical sales relating to the completion of certain government grants.  In addition, explosive detection sales decreased $127,000 or 28% as compared with the comparable prior year period, due to the completion of several government contracts, as compared with the comparable prior year period.

It should be noted that our revenues recognized from Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for our research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application.  We have been successful in obtaining SBIR grants in fiscal 2004 and 2003 and we expect to continue to seek continuation or replacement of our existing SBIR grants during fiscal 2005 and beyond.

In the first quarter of fiscal 2004, we entered into a new agreement with MED-TEC, our former exclusive distributor of I-Plant prostate seeds to replace the original Distributor Agreement, which had expired.  Management believes this direct marketing and sales program will enable the Company to expand distribution channels targeting the radiation oncology market.  MED-TEC agreed to work cooperatively with the Company to transition its customers and marketing materials directly to Implant Sciences and MED-TEC also agreed not to compete with the Company for a period of three years.  Implant Sciences is paying MED-TEC an average of approximately $39,000 per month over a period of 29 months, beginning September 1, 2003.  As of December 31, 2004, the outstanding principal balance is approximately $414,000.

Cost of Sales.  Cost of sales for the three months ended December 31, 2004 was $2,980,000 as compared to $1,506,000 for the comparable prior year period, an increase of $1,474,000 or 98%.  This increase is primarily a result of the acquisition of Core Systems and an additional $1,089,000 in associated expenses incurred by Core in the three month period ended December 31, 2004.  Also, the Company recognized an additional $34,000 of depreciation expense as well as a $32,000 for warranty expenses relating to the manufacturing of our explosives detector devices.  In addition, direct labor costs increased $100,000 as we continue to build our manufacturing work force in anticipation of new orders for our explosives trace detectors.

Research and Development   Research and Development expenses for the three months ended December 31, 2004 was $282,000 compared to $464,000 for the comparable prior year period, a decrease of $182,000 or 39%  Included in these expenses are $51,000 and $132,000 of non-cash stock-based compensation for the period ended December 31, 2004 and 2003 respectively.  Additionally, in the quarter ended December 31, 2004, $250,000 of previously expensed research and development material costs were transferred to inventory to be used in manufacturing.  After adjusting for the non-cash stock-based compensation and the adjustment for research and development materials transferred to the stockroom, research and development expenses for the three months ended December 31,2004 increased by $149,000 or 45% over the comparable prior year period.  This increase is a result of increased personnel costs and temporary help combined with additional rent expenses due to a physical expansion of the department.

Selling General and Administrative   Selling, general and administrative expense for the three month period ended December 31, 2004 was $1,276,000 compared to $990,000 for the comparable prior year period, an increase of $286,000 or 29%.  Selling, general and administrative expenses included $38,000 and $195,000 of noncash stock-based compensation recorded in connection with the issuance of stock to employees and warrants to an outside agents, and depreciation and amortization expenses of $128,000 and $126,000, in the three months ended December 31, 2004 and 2003, respectively.  Net of the noncash stock-based compensation, and depreciation and amortization, general and administrative expenses increased by $441,000 or 66%. This increase is partly attributable $229,000 and $0 of additional expenses relating to the Core acquisition, during the three month period ended December 31, 2004 and 2003, respectively.  In addition, salaries increased due the hiring of additional staff in the finance department as well as increased travel and trade show expenses.

Other expense, Net   For the three month period ended December 31, 2004 the company recorded other expense, net of $31,000 as compared to other expense, net of $36,000 for the comparable prior year period.  The decrease in other expenses, net is due to increased interest income and a reduction in interest expense.

Net Loss  Net loss for the three month period ended December 31, 2004 was $2,028,000 as compared to a loss of $1,107,00 for the comparable prior year period, an increase of $921,000 or 83%.

Additionally, during the period ended December 31, 2004, accretion of dividends, the beneficial conversion feature and amortization of warrants in the amount of $283,000 relating to the Series C, was recognized as a preferred distribution as compared with $530,000 for the Series A and B for the prior year period.  These transactions have no overall effect on stockholders’ equity or cash, but increased net loss per share applicable to common shareholders by $0.03 and $0.08 per share respectively.  The basic and diluted net loss per share applicable to common shares for the period ended December 31, 2004 was $0.26 per share as compared to $0.23 per share for the comparable prior year period, a increase in net loss applicable to common shares of $0.03 or 13%.

Comparison for the six months ended December 31, 2004 and 2003

Revenues.  Total revenues for the six months ended December 31, 2004 were $4,815,000 as compared to $3,526,000 for the comparable prior year period, an increase of $1,289,000 or 37%.  The increase is primarily attributable to $1,128,000 of revenues from Core Systems since it was acquired on October 15, 2004 and an increase of $669,000 or 106% from our explosives detection segment.  The Core Systems revenues are included in our semiconductor business segment.   Government contract revenues increased by $520,000 and medical and industrial coating sales increased by $134,000, as compared with the corresponding prior year period.  These increases were offset by a $473,000 or 20% decrease in medical product sales as compared with the corresponding prior year period.

Cost of Sales  Cost of sales for the six months ended December 31, 2004 was $4,786,000 as compared to $2,666,000 for the comparable prior year period, an increase of $2,120,000 or 80%.  Included in the cost of sales for the period ended December 31, 2004 are $1,089,000 of costs from Core Systems incurred since it’s acquisition on October 15, 2004.  Explosives detection expenses increased by $762,000 or 240% as compared with the comparable prior year period as we completed certain government contracts.  Additionally, we continue to invest in our explosive detection manufacturing department in anticipation of new orders for our explosives trace detectors.

Research and Development   Research and Development expenses for the six months ended December 31, 2004 were $868,000 compared to $893,000 for the comparable prior year period, a decrease of $25,000 or 3%.  Inlcuded in these expenses are $89,000 and $172,000 of non-cash stock-based compensation expense for the six month periods ended December 31, 2004 and 2003, respectively.  Additionally, in the quarter ended December 31, 2004, $250,000 of previously expensed research and development material costs were transferred to inventory to be used in manufacturing.  After adjusting for the non-cash stock-based compensation and the research and development materials transferred to inventory, research and development expenses for the six months ended December 31, 2004 increased by $308,000 or 43% over the comparable prior year period.  This increase is a result of increased personnel and temporary help combined with additional rent expenses due to a physical expansion of the department.

Selling, General and Administrative.  Selling, general and administrative expenses for the six month period ending December 31, 2004 were $2,330,000 as compared to $1,750,000 for the comparable prior year period, an increase of $580,000 or 33%. Selling, general and administrative expenses included $63,000 and $259,000 of noncash stock-based compensation recorded in connection with the issuance of stock to employees and warrants to outside agents in the six months ended December 31, 2004 and 2003, respectively.  Net of the noncash stock-based compensation, general and administrative expenses increased by $776,000 or 52%.  Included in selling, general and administrative expenses for the six month period ended December 31, 2004 and 2003 are $229,000 and $0 respectively relating  to Core Systems incurred since its acquisition on October 15, 2004. Salaries increased due to the hiring of additional staff in the finance department combined with increased rent and depreciation.  Travel and marketing expenses increased as we continue to promote our trace detection technology.

Other Expense, Net   For the six month period ended December 31, 2004 the company recorded other expense, net of $50,000 as compared to other expense, net of $78,000 for the comparable prior year period, a decrease of $28,000 or 36%.  The decrease in other expenses, net is due to increased interest income and a reduction in interest expense.

Net Loss  Net loss for the six month period ended December 31, 2004 was $3,219,000 as compared to a loss of $1,861,000 for the comparable prior year period, an increase of $1,358,000 or 73%.  Contributing to these losses are reduced gross margins in the medical products segment of $472,000 do to lower manufacturing levels and yield losses.  Semiconductor margins decreased $266,000 primarily due to increased costs attributable to bringing on additional wafer processing capabilities.  Also contributing to the loss were an additional costs attributable to the ramp up of the Company’s explosives detection business.

Additionally, during the period ended December 31, 2004, accretion of dividends, the beneficial conversion feature and amortization of warrants in the amount of $567,000 relating to the Series C, was recognized as a preferred distribution as compared with $973,000 for the Series A and B for the prior year period.  The effect of these transactions has no overall effect on stockholders’ equity or cash, but increased net loss per share applicable to common shareholders by $0.07 and $0.14 per share respectively.  The basic and diluted net loss per share applicable to common shares for the period ended December 31, 2004 was $0.44 per share as compared to $0.41 per share for the comparable prior year period, a increase in net loss applicable to common shares of $0.03 or 7%.

Liquidity and Capital Resources

As of December 31, 2004, we had approximately $2,180,000 in cash and cash equivalents.  During the six months ended December 31, 2004, operating activities used cash of approximately $1,745,000.  Net cash used by operating activities primarily reflects the net loss of $3,219,000, offset by depreciation and amortization of $783,000, stock-based compensation expense of $153,000 and an increase in accounts payable and other accrued liabilities of $519,000.  During the six months ended December 31, 2004, investing activities used cash of approximately $2,999,000, $2,597,000 of which was used in the acquisition of Core Systems.  During the six months ended December 31, 2004, financing activities provided approximately $18,000 in cash.  Net cash provided by financing activities primarily includes $831,000 of net proceeds from the exercise of employee stock options and issuance of warrants. offset by payments on the factoring line of credit, repayment of debt, and the acquisition of treasury stock.

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series C”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd. (Laurus).  The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000.  The terms of the Series C provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule.  Repayment of the Series C commenced on March 31, 2004.  The Company has the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both, unless the closing price of the Company’s common stock for any of the eleven trading days preceding a repayment date was less than $7.35, wherein the Company will be required to pay such monthly amount in cash.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75.  The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the Term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it hereby agrees to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier.  The Company will utilize the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

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

The Company valued the Series C at issuance to be $1,284,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $305,000, and the amount of the discount related to the value of beneficial conversion feature of $700,000.  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at June 1, 2005, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the period ended December 31, 2004, approximately $274,000 was amortized.  As of December 31, 2004, the outstanding principal of the Series C was approximately $258,000.

During the three months ended December 31, 2004, Laurus redeemed 56,353 shares of Series C into 83,486 shares of the Company’s common stock at conversion price of $6.75 per share and redeemed approximately $6,000 of accrued dividends into 896 shares of the Company’s common stock.  During the three months ended December 31, 2004, the Company accrued approximately $6,000 of dividends.  The conversion of accrued dividends into common stock resulted in additional dividends of approximately $3,000 during the three months ended December 31, 2004, in excess of 5% stated value.

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

This project is currently being undertaken by both our internal scientists and outside contractors.  The development of new applications is typically funded through government grants or internal funding.  Originally, we funded a research and development program for the explosives detection system to produce enough data to write grant proposals for the Department of Defense to detect unexploded bombs and mines.  Since March 2000, we have received seven contracts totaling $1,789,000 for detection of toxic chemicals or explosives from agencies such as the Departments of the Army, Air Force, Marine Corps and Navy; as well as the National Institutes of Health and the Department of Homeland Security.  In addition, on August 12, 2002, we signed a Cooperative Research and Development Agreement with an agency of the Department of Homeland Security which will permit us and the government to exchange critical test data and for us to deliver a certain number of units to the Department of Homeland Security for independent evaluation and field testing.

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

As of December 31, 2004, we were conducting our operations with approximately $2,180,000 in cash and cash equivalents. Our current balance of cash and cash equivalents may not be adequate to fund operations and our current level of spending on research and product development.  Future expenditures for research and product development will require additional sources of funding and the Company is currently exploring its options.  Certain selling, general and administrative expenses can be adjusted, based on the availability of cash

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2004, are as follows:

	Capital Leases and Long Term Debt	Operating Lease	MED-TEC (1)	Total
Year ending June 30:
2005	$30,000	$532,000	$234,000	$796,000
2006	32,000	1,105,000	180,000	1,317,000
2007	14,000	1,133,000		1,147,000
2008	14,000	1,162,000		1,176,000
2009	13,000	884,000		897,000

Total	$103,000	$4,816,000	$414,000	$5,333,000

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

On October 15, 2004 (“Closing Date”), the Company completed the acquisition of Core.  In connection with the Transaction, the Company issued 311,437 shares of its common stock as the Stock Consideration and $2,000,000 in cash, to the former Core stockholders.

The holders of the shares of common stock comprising the Stock Consideration have agreed not to sell any of their shares of common stock for a period of six (6) months from the Closing Date.  Pursuant to the terms of the merger agreement, the shares of common stock comprising the Stock Consideration will be adjusted in the event the Company’s stock price at the end of the lock-up period is either greater than twenty-five percent (25%) higher or lower than $10.4355 per share.  In addition, the merger agreement includes an earnout provision equal to Core’s earnings before taxes, depreciation and amortization for the twelve (12) month period beginning on October 13, 2004, the execution date of the merger agreement, and ending on October 12, 2005, which will be paid in the form of additional shares of the Company’s common stock. The number of shares to be issued in connection with the earnout, if any, will be calculated by dividing the dollar amount of the earnout by the twenty (20) day average closing price of the Company’s common stock prior to the end of the earnout Period.  The earnout shares will also be subject to a six (6) month lock-up, beginning on October 13, 2005, and will be adjusted in the event the Company’s stock price is either greater than twenty-five percent (25%) higher or lower than the earnout share price at the end of the earnout lock-up period.  The Company has agreed to use its “best-efforts” to file a registration statement with the Securities and Exchange Commission, registering the resale of all of the shares of common stock included in the Stock Consideration within six (6) months from the Closing Date.

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

In June 2004, the Board authorized the Company to repurchase of up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of December 31, 2004, the Company repurchased 6,000 shares of common stock at prices ranging from $8.91 to $9.02 per share at a total cost of approximately $54,000, which is recorded as treasury stock in the accompanying balance sheet.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-KSB/A No. 1 as of June 30, 2004.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions. During the quarter ended December 31, 2004, we adopted SFAS 142 “Goodwill and Other Intangible Assets,” and accordingly, goodwill and other intangible assets with indefinite lives are not being amortized, but rather such assets are subject to annual impairment reviews or more frequently, if events or circumstances indicate that they may be impaired.

Item 3.         Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three month period ended December 31, 2004, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, except as described in the following paragraphs, our Disclosure Controls are effective to ensure that material information relating to our company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

The reportable condition had been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our financial close processes. As part of this commitment, we have hired an experienced full time controller to coordinate and review the financial statement close procedure.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended December 31, 2004, Laurus redeemed 56,353 shares of Series C into 83,486 shares of the Company’s common stock at conversion price of $6.75 per share and redeemed approximately $6,000 of accrued dividends into 896 shares of the Company’s common stock.  During the three months ended December 31, 2004, the Company accrued approximately $6,000 of dividends.  The conversion of accrued dividends into common stock resulted in additional dividends of approximately $3,000 during the three months ended December 31, 2004, in excess of 5% stated value.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters of a Vote to Security-Holders

We held our annual shareholders meeting on December 14, 2004.  Anthony Armini, Stephen Bunker, David Eisenhaure, Gerald Entine and Michael Szycher were elected as directors of the Company to hold office until the 2005 annual meeting of the shareholders.  The results for this proposal were as follows:

NAME	FOR	WITHHELD
Anthony Armini	8,459,466	136,201
Stephen Bunker	8,460,691	134,976
David Eisenhaure	8,449,966	145,701
Gerald Entine	8,447,733	147,934
Michael Szycher	8,456,666	139,001

Proposal No. 2 was an amendment to the Company’s 2000 Incentive and Nonqualified Stock Option Plan.  The results for this proposal were as follows:

FOR	AGAINST	WITHHELD
4,305,161	474,923	2,931

Proposal No. 3 was to approve the Company’s 2004 Incentive and Nonqualified Stock Option Plan.  The results for this proposal were as follows:

FOR	AGAINST	WITHHELD
4,483,086	285,698	14,231

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

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Current Report on Form 8-K dated December 29, 2004, regarding the acquisition of Core Systems.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: February 22, 2005	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: February 22, 2005	/s/ Diane J. Ryan
Diane J. Ryan
Chief Financial Officer