Form 10QSB
period 2005-03-31
IMPLANT SCIENCES CORP
filed 2005-05-16
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending March 31, 2005.
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

107 Audubon Road, #5	Wakefield, MA 01880

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
YES  ☒       NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at April 30, 2005
Common Stock, $.10 par value	10,711,645

Transitional small business disclosure format (check one):
YES ☐  NO ☒

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2005	2004
Assets:	(Unaudited)
Current assets:
Cash and cash equivalents	$2,047,000	$6,906,000
Accounts receivable, less allowance of $215,000 and
$142,000 respectively	2,656,000	709,000
Accounts receivable, unbilled	472,000	1,434,000
Inventories	920,000	481,000
Investments - available for sale securities	215,000	419,000
Prepaid expenses and other current assets	305,000	140,000
Total current assets	6,615,000	10,089,000

Property and equipment, net	11,345,000	4,308,000
Goodwill	13,297,000	-
Amortizable intangible assets, net	1,382,000	625,000
Deferred tax asset	816,000	-
Investment in unconsolidated subsidiary	529,000	63,000
Other non-current assets	229,000	139,000

Total assets	$34,213,000	$15,224,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,529,000	$578,000
Accrued expenses	2,482,000	740,000
Payable to Med-Tec	348,000	394,000
Current maturities of long-term debt and obligations under
capital lease	2,067,000	101,000
Deferred revenue	112,000	23,000
Total current liabilities	6,538,000	1,836,000

Long-term liabilities:
Deferred tax liability	816,000	-
Long term lease liability	795,000
Payable to Med-Tec, net of current maturities	-	212,000
Long-term debt and obligations under capital lease, net of current maturities	993,000	6,000
Total liabilities	9,142,000	2,054,000

Convertible preferred stock: 5,000,000 shares authorized
5% Series C Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 250,000 shares designated; 131,875 issued and outstanding in 2004	-	670,000

Stockholders' equity:
Common stock, $0.10 par value; 20,000,000 shares authorized;
10,785,445 and 8,370,338 shares outstanding, respectively	1,070,000	837,000
Treasury Stock, 22,449 and 3,103 common shares, repectively, at cost	(217,000)	(34,000)
Additional paid-in capital	50,934,000	31,360,000
Accumulated deficit	(26,196,000)	(19,527,000)
Deferred compensation	(517,000)	(449,000)
Accumulated other comprehensive income	(3,000)	313,000
Total stockholders' equity	25,071,000	12,500,000
Total liabilities and stockholders' equity	$34,213,000	$15,224,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
Medical	$1,083,000	$1,494,000	$2,976,000	$3,860,000
Semiconductor	1,604,000	310,000	3,226,000	838,000
Explosives detection	175,000	831,000	1,475,000	1,462,000
Total revenues	2,862,000	2,635,000	7,677,000	6,160,000

Costs and expenses:
Cost of medical revenue	787,000	1,050,000	2,586,000	2,863,000
Cost of semiconductor revenue	1,613,000	422,000	3,520,000	970,000
Cost of explosives detection revenue	481,000	396,000	1,561,000	714,000
Total costs and expenses	2,881,000	1,868,000	7,667,000	4,547,000

Gross margin	(19,000)	767,000	10,000	1,613,000

Operating expenses:
Research and development	715,000	418,000	1,566,000	1,299,000
Selling, general and administrative	1,464,000	1,156,000	3,811,000	2,905,000
Total operating expenses	2,179,000	1,574,000	5,377,000	4,204,000

Loss from operations	(2,198,000)	(807,000)	(5,367,000)	(2,591,000)

Other income (expense):
Interest income	6,000	6,000	37,000	14,000
Interest expense	(35,000)	(33,000)	(82,000)	(111,000)
Loss on sale of capital asset	-	-	(6,000)	-
Equity losses in unconsolidated subsidiaries	(40,000)	(5,000)	(68,000)	(12,000)
Total other expense, net	(69,000)	(32,000)	(119,000)	(109,000)

Net loss	(2,267,000)	(839,000)	(5,486,000)	(2,700,000)

Preferred distribution, dividends and accretion	(615,000)	(1,227,000)	(1,182,000)	(2,201,000)
Net loss applicable to common shareholders	$(2,882,000)	$(2,066,000)	$(6,668,000)	$(4,901,000)

Net loss per share applicable to common shareholders	$(0.30)	$(0.27)	$(0.74)	$(0.69)

Weighted average common shares outstanding, basic and diluted	9,618,367	7,447,253	8,989,237	7,090,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
Cash flows from operating activities	2005	2004
Net loss	$(5,486,000)	$(2,700,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,289,000	914,000
Stock-based compensation expense	318,000	898,000
Equity in loss in unconsolidated subsidiary	68,000	12,000
Loss on sale of equipment	6,000	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	537,000	(711,000)
Inventories	(265,000)	19,000
Prepaid and other current assets	(22,000)	(109,000)
Accounts payable	(268,000)	(147,000)
Accrued expenses	1,176,000	38,000
Net cash used in operating activities	(2,647,000)	(1,786,000)

Cash flows from investing activities
Purchase of property and equipment	(635,000)	(194,000)
Proceeds from sale of equipment	1,400,000
Investment in for sale securities	(25,000)	(40,000)
Cash used for the acquisition of Core Systems, net of cash received	(2,603,000)	-
Cash used for the acquisition of Accurel, net of cash received	(6,978,000)
Other non-current assets	23,000	(56,000)
Net cash used in investing activities	(8,818,000)	(290,000)

Cash flows from financing activities
Proceeds from exercise of stock options and purchases from Employee Stock plan	867,000	-
Proceeds from issuance of Series A preferred stock, net of issuance costs	-	593,000
Proceeds from issuance of Series B preferred stock, net of issuance costs	-	1,818,000
Proceeds from issuance of Series C preferred stock, net of issuance costs	-	2,289,000
Proceeds from issuance of common stock in a private placement net of issuance cost	7,408,000	358,000
Proceeds from warrant exercises	141,000	-
Acquisition of treasury stock	(54,000)	-
Repayment of long-term lease liability	(5,000)	-
Repayments of long-term debt and capital lease obligations	(651,000)	(312,000)
Payments received from notes		85,000
Repayments of equipment financing	(1,100,000)	(886,000)
Net cash provided by financing activities	6,606,000	3,945,000

Net increase (decrease) in cash and cash equivalents	(4,859,000)	1,869,000
Cash and cash equivalents, beginning	6,906,000	959,000
Cash and cash equivalents, ending	$2,047,000	$2,828,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended
	March 31,
	2005	2004
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$46,000	$65,000

Noncash Investing and Financing Activity:
Issuance of Series B warrants	$-	$184,000
Noncash beneficial conversion feature - Series B	$-	$826,000
Issuance of Series C warrants	$-	$305,000
Noncash beneficial conversion feature - Series C	$-	$700,000
Conversion of Series A Cumulative Convertible Preferred stock
and accrued dividends into common stock	$-	$1,500,000
Conversion of Series B Cumulative Convertible Preferred stock
and accrued dividends into common stock	$-	$2,000,000
Conversion of Series C Cumulative Convertible Preferred stock
and accrued dividends into common stock	$1,406,000	$-
Value of amortizable intangible asset acquired in
exchange for long term note payable	$-	$1,007,000
Accretion of 7% Series A Cumulative Convertible Preferresd Stock
dividends, beneficial conversion feature and warrants	$-	$556,000
Accretion of 5% Series B Cumulative Convertible Preferred Stock
dividends, beneficial conversion feature and warrants	$-	$1,254,000
Accretion of 5% Series C Cumulative Convertible Preferred Stock
dividends, beneficial conversion feature and warrants	$704,000	$336,000
Value of non-cash investment in CorNova		$113,000
Value of IPO warrant extension	$479,000
On October 15, 2004, the Company acquired Core Systems Incorporated -
Fair value of assets:
Accounts receivable	$450,000
Inventory	174,000
Property, plant and equipment	3,422,000
Other intangible assets	75,000
Goodwill	4,973,000
Other assets	74,000
Liabilities assumed:
Accounts payable and accrued expenses	(1,062,000)
Debt and capital leases	(621,000)
Purchase price:
Cash paid for purchase of Core Systems, net of cash acquired	(2,603,000)
Fair value of warrants issued	(1,122,000)
Fair value of common stock issued	$3,760,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

On March 9, 2005, the Company acquired Accurel Systems International Corporation -
Fair value of assets:
Accounts receivable	$1,073,000
Property, plant and equipment	3,957,000
Assets held for sale	1,400,000
Other intangible assets	1,000,000
Goodwill	8,050,000
Other assets	182,000
Liabilities assumed:
Accounts payable and accrued expenses	(555,000)
Long term lease liability	(800,000)
Debt and capital leases	(2,433,000)
Purchase price:
Debt issued to selling shareholders	(1,650,000)
Cash paid for purchase of Accurel, net of cash acquired	(6,978,000)

Fair value of common stock issued	$3,246,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1.	Description of Business

Implant Sciences Corporation (the “Company”) develops products for the medical device and explosives detection industry using ion implantation and thin film coatings of radioactive and non-radioactive materials. The Company has received Food and Drug Administration 510(k) clearance to market its I-Plant’ Iodine-125 radioactive seed for the treatment of prostate cancer. The Company also has under development brachytherapy systems for the treatment of breast cancer. The Company also modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant and provides wafer processing services, equipment and analysis for the semiconductor industry. Additionally, the Company continues to develop explosives detection systems to be used in the detection of trace residues of explosives.

2.	Interim Financial Statements

The financial information for the three and nine months ending March 31, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The result of operations and cash flows for the three and nine months ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with our audited financial statements, included in our Form 10-KSB/A No. 1 as of and for the year ending June 30, 2004 filed with the Securities and Exchange Commission on November 10, 2004. Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net loss applicable to common shareholders, as reported	$(2,882,000)	$(2,066,000)	$(6,668,000)	$(4,901,000)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders, net of tax	71,000	70,000	208,000	551,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(466,000)	(193,000)	(1,482,000)	(576,000)

Pro forma net loss applicable to common shareholders	$(3,277,000)	$(2,189,000)	$(7,942,000)	$(4,926,000)

Net loss per share applicable to common shareholders, basic and diluted:
As reported	$(0.30)	$(0.27)	$(0.74)	$(0.69)
Pro forma	$(0.34)	$(0.29)	$(0.88)	$(0.69)

In December 2003, the Company issued stock options below fair market value. This amount is being amortized over the vesting period of the options which averages 3 years. During the quarter ended March 31, 2005, the Company recorded $59,000 in compensation expense related to this transaction.

In December 2004, the Company recorded deferred compensation of $144,000 relating to stock options issued at prices below fair market value. This amount is being amortized over the vesting period of the options which averages 3 years. During the quarter ended March 31, 2005, the Company recorded compensation expense of $12,000 related to this transaction.

In September 2004, the Company issued warrants to consultants in exchange for services. This amount is being amortized over the vesting period of the warrants which averages 3 years. During the quarter ended March 31, 2005, the Company recorded approximately $12,000 in expense associated with these transactions. The Company estimated the fair value of the common stock warrants using the Black-Scholes option-pricing model with the following assumptions: volatility of ..647, risk-free interest rate of 3.47% and a Black Scholes value of 5.81.

In October 2004, the Company issued 200,000 common stock warrants to a consultant in connection with the Core acquisition. The Company recorded the fair value of these warrants, of approximately $1,122,000, as additional costs associated with the Core acquisition and included this value in the total purchase price of the acquisition. The Company estimated the fair value of the warrants using the Black Scholes option-pricing model with the following assumptions: volatility of ..641, risk-free interest rate of 3.36% and a Black Scholes value of 5.61.

In January 2005, the Company issued fully vested warrants to consultants in exchange for services. In the quarter ended March 31, 2005, the Company recognized approximately $84,000 in expense related to these transactions. The Company estimated the fair value of the warrants using the Black Scholes option-pricing model with the following assumptions: volatility of .628, risk-free interest rate of 3.53% and a Black Scholes value of 5.68.

4.	Loss Per Share

Basic loss per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by using the weighted average number of common shares outstanding during the period, plus the dilutive effects of shares issuable through the exercise of stock options (common stock equivalents) unless their inclusion would be antidilutive. Approximately 1,535,000 options and 2,310,000 warrants were excluded from the loss per share calculation in 2005 and 1,261,000 options and 1,594,000 warrants were excluded in 2004 periods as their effect would have been antidilutive.

5.	Comprehensive Income (Loss)

The Company has accumulated other comprehensive income (loss) resulting from the unrealized gain/loss on an investment in marketable equity securities of CardioTech International Inc. (Note 9) and the recognition of the unrealized gain/loss of the Company’s share of CardioTech and Implant Sciences stock owned by CorNova (Note 11) which is recorded in the stockholders’ equity section of the accompanying condensed consolidated balance sheets. Comprehensive income (loss) is summarized below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net Loss	$(2,267,000)	$(839,000)	$(5,486,000)	$(2,700,000)
Other Comprehensive Income (Loss)	(185,000)	195,000	(317,000)	302,000

Comprehensive Loss	$(2,452,000)	$(644,000)	$(5,803,000)	$(2,398,000)

6.	Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At March 31, 2005, unbilled accounts receivable represented approximately 15% of total accounts receivable.

7.	Issuance of Series C 5% Cumulative Convertible Preferred Stock

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series C”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd. (Laurus). The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000. The terms of the Series C provide for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule. Repayment of the Series C commenced on March 31, 2004. The Company had the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both, unless the closing price of the Company’s common stock for any of the eleven trading days preceding a repayment date was less than $7.35, wherein the Company was required to pay such monthly amount in cash. If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.75. The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share. The Securities Purchase Agreement also provided for a security interest in substantially all of the Company’s assets and provided Laurus a right of first refusal on future financing arrangements during the Term of the agreement. In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier. The Company utilized the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", which became effective in November 2000, the allocated value of the Series C contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series C and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $700,000. The discount was being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to March 7, 2005 the actual conversion date, using the effective interest method.

The Company valued the Series C at issuance to be $1,284,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $305,000, and the amount of the discount related to the value of beneficial conversion feature of $700,000. The Company accreted these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at the actual conversion date. The accretion of these amounts was recorded as a preferred dividend in the period of accretion. During the period ended March 31, 2005, , approximately $134,000 was amortized. As of March 31, 2005, the Series C was converted in full.

During the three months ended March 31, 2005, Laurus redeemed 25,762 shares of Series C into 38,165 shares of the Company’s common stock at conversion price of $6.75 per share and redeemed approximately $3,000 of accrued dividends into 376 shares of the Company’s common stock. The conversion of accrued dividends into common stock resulted in additional dividends of approximately $1,000 during the three months ended March 31, 2005, in excess of 5% stated value.

8.	Issuance of Common Stock

On March 8, 2005 the Company issued 1,080,780 shares of common stock at $7.22, in a private placement with fifteen investors. The Company received $7,803,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $433,000.

In connection with the transaction, the Company issued warrants to the investors to purchase 270,195 shares of common stock at an exercise price of $9.35, which are exercisable anytime between September 4, 2005 and September 4, 2010. In addition, the investors have rights to purchase up to 588,235 shares of common stock at a price of $8.50 per share, which are exercisable for a period commencing (i) anytime on or after September 4, 2005 and (ii) on or prior to the later of the 6 month anniversary of the effective date of the registration statement filed on April 12, 2005, or March 4, 2006. The Company also issued warrants to the placement agent to purchase 33,383 shares of common stock at an exercise price of $9.35 per share, which are exercisable until March 4, 2010. Should the investors exercise these additional investment rights, the placement agent will receive an additional warrant for 21,390 shares at an exercise price of $9.35 per share.

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

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology. In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share. As of March 31, 2005, the fair market value of the 100,000 shares of CardioTech stock is $190,000, which is recorded as investment in available for sale securities in the accompanying condensed consolidated balance sheet.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech and CorNova, Inc. (Note 10). The Company’s CEO and a director are also on the Board of Directors of CorNova. As of March 31, 2005, the Company has an outstanding receivable from CorNova of approximately $4,000.

10.	MED-TEC

     On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the 2000 Agreement. The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer. In connection with this, the Company’s former exclusive distributor transitioned customers and marketing materials directly to the Company. The distributor also agreed not to compete with the Company for a period of three years. The Company will pay the distributor an average of approximately $39,000 per month over the 28 months, beginning September 1, 2003. As of March 31, 2005 , the outstanding principal balance is approximately $348,000. For the three months ended March 31, 2005, the Company recorded approximately $10,000 of interest expense relating to this transaction.

The present value of this asset was recorded as approximately $1,007,000, using a rate of 10.24%, and is being amortized over its estimated useful life of 29 months. During the three months ended March 31, 2005, approximately $104,000 of amortization expense was recognized.

11.	Investment in Unconsolidated Subsidiary

In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech International and CorNova. CorNova is a start-up company focused on the development and marketing of innovative interventional cardiology products. The Company issued 10,344 shares of common stock bearing an aggregate fair market value of $113,000 as of the date of issuance. In exchange, the Company received 1,500,000 shares of the CorNova’s common stock, which represented a 30% ownership position, and a position on the Board of Directors.

Upon CorNova’s securing of an additional $3,000,000 in financing (the “Series A Financing”), CardioTech and the Company each issued additional shares of their common stock (the “Investment Shares”), which was equal in value to twenty-five percent (25%) of the gross proceeds of the Series A Financing, or $750,000. As of March 31, 2005, 87,031 shares, representing a 19% ownership position have been issued by the Company, 16,449 of which have been categorized as treasury stock. During the three months ended March 31, 2005, the Company recognized approximately $40,000 of other expense representing the Company’s portion of CorNova’s net loss. The Company also recorded approximately $80,000 as unrealized loss, which is included in accumulated other comprehensive income for the three months ended March 31, 2005. This unrealized loss relates to the Company’s portion of the decline in value of the Investment Shares issued to CorNova. The Company is accounting for this investment under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

12.	Bay Area MRI

In March 2004, the Company entered into a consulting agreement with Christopher Lang and Bay Area MRI to assist the Company in the sale of radioactive prostate seeds. As compensation for consulting services, the Company may be required to pay commissions of up to $600,000 ($300,000 in cash and $300,000 in shares of common stock.). During the period ended March 31, 2004, the Company issued 3,205 shares of restricted common stock, bearing an aggregate fair market value of approximately $37,500 and advanced $50,000 of cash commissions. In the period ended September 31, 2004 the Company had determined that this asset was impaired and has recorded a reserve against the prepaid commission of approximately $81,000 or 100% of the recorded prepaid commission.

13.	Treasury Stock

In June 2004, the Board authorized the Company to repurchase of up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management. As of March 31, 2005, the Company had repurchased a total of 6,000 shares of common stock at prices ranging from $8.91 to $9.02 per share at a total cost of approximately $54,000, which is recorded as treasury stock in the accompanying condensed consolidated balance sheet.

In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech International and CorNova and issued 10,344 shares of common stock bearing an aggregate fair market value of $113,000. In February 2005, the Company issued an additional 76,687 shares of common stock bearing an aggregate fair market value of $750,000. As of March 31, 2005, 16,449 shares, representing a 19% ownership in CorNova, have been categorized as treasury stock.

14.	Financial Information by Segment

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

The revenues and expenses related to these segments for the three and nine months ended March 31, 2005 and 2004, respectively, are:

	Three Months Ended March 31, 2005
	Medical	Semiconductor	Explosives	Total

Revenue	$1,083,000	$1,604,000	$175,000	$2,862,000
COGS	(787,000)	(1,613,000)	(481,000)	(2,881,000)
Gross Margin	$296,000	$(9,000)	$(306,000)	$(19,000)

	Three Months Ended March 31, 2004
Medical	Medical	Semiconductor	Explosives	Total
Revenue	$1,494,000	$310,000	$831,000	$2,635,000
COGS	(1,050,000)	(422,000)	(396,000)	(1,868,000)
Gross Margin	$444,000	$(112,000)	$435,000	$767,000

	Nine Months Ended March 31, 2005
Medical	Medical	Semiconductor	Explosives	Total
Revenue	$2,976,000	$3,226,000	$1,475,000	$7,677,000
COGS	(2,586,000)	(3,520,000)	(1,561,000)	(7,667,000)
Gross Margin	$390,000	$(294,000)	$(86,000)	$10,000

	Nine Months Ended March 31, 2004
Medical	Medical	Semiconductor	Explosives	Total
Revenue	$3,860,000	$838,000	$1,462,000	$6,160,000
COGS	(2,863,000)	(970,000)	(714,000)	(4,547,000)
Gross Margin	$997,000	$(132,000)	$748,000	$1,613,000

15.	Acquisition of Core Systems Incorporated

      On October 15, 2004, the Company completed the acquisition of Core Systems, a privately held semiconductor wafer processing company. The transaction was structured as a reorganization of Core with and into a newly formed, wholly-owned subsidiary of the Company. The operating results of Core Systems have been included in the Company’s statement of operations beginning October 15, 2004.

 The aggregate purchase price of Core was $7,485,000, which consisted of $2,000,000 in cash; 311,437 shares of the Company's common stock with an aggregate fair value of $3,250,000; direct acquisition costs of approximately $1,614,000 and the payment of approximately $621,000 of debt and other obligations coincident with the closing. The number of shares issued was initially determined by the average price of the Company’s stock over a twenty-day period ending October 8, 2004. The share price was subject to adjustment limiting the gain or loss in the value of the Company stock, over a twenty-day period at the end of a six month lock-up, ending April 15, 2005, to 25% from the initial value. The twenty-day average price of the stock for the period ending April 15, 2005 was $5.75, which will result in the issuance of an additional 112,475 shares. The fair value of the Company's common stock was determined based on the average market price of the Company's common stock over a period of time before and after October 8, 2004 the date of the merger agreement announcement, pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In addition the purchase is subject to an earn out which will be accounted for as additional purchase price when and if earned.

Core Purchase Price

Cash	$2,000,000
Equity	3,250,000
Equity used to retire debt	510,000
Warrant	1,122,000
Direct Costs	603,000
$7,485,000

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

October 15, 2004

Accounts receivable	$450,000
Inventory	174,000
Property, plant and equipment	3,422,000
Other intangible assets	75,000
Goodwill	4,973,000
Other Assets	74,000
Accounts payable and accrued expenses	(1,062,000)
Debt and capital leases	(621,000)
$7,485,000

The allocation of purchase price is the responsibility of management The Company has considered a number of factors, including professional appraisers, for the valuation of equipment acquired, in making its determination. The acquisition of Core resulted in goodwill of $4,973,000. The Company feels the amount of goodwill is appropriate based on operating efficiencies expected as the Wakefield semiconductor and Core operations are integrated, added opportunities for revenue growth as the semiconductor industry serviced by Core continues to recover and additional revenue opportunities from providing a broad range of services to the industry.

The acquisition of Core is accounted for as a purchase under SFAS No. 141, “Business Combinations.” Accordingly, the operating results of Core are included in the accompanying condensed consolidated financial statements since the acquisition date as part of the Company's semiconductor reporting segment.

16.	Acquisition of Accurel Systems International Corporation

On March 9, 2005, The Company acquired all of the stock of Accurel Systems International Corporation, a California S Corporation, from existing shareholders.  The aggregate purchase price of Accurel is estimated to be $12,270,000, which consists of the issuance of 418,194 shares of the Company’s common stock with a fair value of $ 3,246,000 based upon a value per share of $7.761, $6,000,000 in cash, $1,650,000 in notes payable to the former Accurel shareholders and estimated direct acquisition costs of $1,100,000. The shareholder note payable is due in 120 days from the closing and earns interest at 5%. The note is secured by all of the equipment of Accurel. The shares issued were determined based on the average market price of the securities over a twenty day period ending March 8, 2005. The share price for valuation purposes was determined by the average share price for the period just prior to and following the date of the merger agreement announcement, pursuant to the guidance in EITF Issue No. 99-12. The purchase is subject to a holdback of $500,000 to be released at a rate of 25% every 90 days subject to the settlement of any and all liabilities not reflected in the closing balance sheet. The shares issued are also subject to adjustment if the Company’s average stock price during the twenty trading days prior to the end of a six month lock-up is 25% higher or lower than the price on the closing date. The effect of this adjustment is to limit the selling shareholders’ gain or loss on the Company’s common stock to 25% during the lock-up period ending September 9, 2005. Accurel’s results from operations are included in the Company’s statement of operations beginning March 9, 2005, the date of acquisition.

Accurel Purchase Price

Cash	$6,000,000
Equity	3,520,000
Notes payable to former shareholders	1,650,000
Direct costs	1,100,000
$12,270,000

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition :

March 9, 2005

Cash	$123,000
Accounts receivable	1,073,000
Prepaid expenses and other assets	182,000
Property, plant and equipment	3,957,000
Goodwill and other intangibles	9,324,000
Assets held for sale	1,400,000
Other liabilities	(1,356,000)
Debt and capital leases	(2,433,000)
$12,270,000

The above allocation of the preliminary purchase price, including the value of the intangible assets, is subject to change. The preliminary allocation of the estimated purchase price of Accurel is based on management estimates and assumptions and the preliminary results of independent appraisals.  The allocation of purchase price is the responsibility of management. The Company will consider a number of factors, including professional appraisals, in making its final determination. Included in the above allocation is a lease liability of $800,000. This liability reflects the amount that Accurel’s future obligations under its facility lease are above the fair value of the leased facility based on current market conditions. The lease expires in 2010.

The Company believes that in the final valuation of acquired assets, values could be assigned to technology related intangible assets and customer related intangible assets. The final allocation of the aggregate purchase price is expected to be completed during the three months ended June 30, 2005

The acquisition of Accurel is accounted for as a purchase under SFAS No. 141, “Business Combinations.” Accordingly, the operating results of Accurel are included in the accompanying condensed consolidated financial statements since the acquisition date as part of the Company's semiconductor reporting segment.

The following table presents selected unaudited financial information of the Company including Core Systems Incorporated and Accurel Systems International Corporation as if the acquisitions had occurred on July 1, 2003. The unaudited pro forma results are not necessarily indicative of the results that would have occurred had the acquisition of Core Systems and Accurel been consummated on July 1, 2003, or of future results.

IMPANT SCIENCES CORPORATION
PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Revenue	$4,406,000	$5,706,000	$14,483,000	$14,977,000

Net Income (Loss) Before Taxes	(2,275,000)	(624,000)	(5,817,000)	(2,943,000)

Preferred distribution, dividends	553,000	1,227,000	1,120,000	2,201,000

Net Income (Loss)	$(2,828,000)	$(1,851,000)	$(6,937,000)	$(5,144,000)

Net loss per share applicable to common	$(0.25)	$(0.20)	$(0.66)	$(0.58)

Weighted average common shares	11,469,000	9,298,000	10,526,000	8,941,000
outstanding, basic and diluted

17.	Goodwill and other intangible assets:

     At March 31, 2005, the Company had goodwill and intangible assets of $14,684,000. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. We will make our annual assessment as of August 31, 2005. As of March 31, 2005 the Company has determined that our goodwill and intangible assets with indefinite lives are not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets with indefinite lives associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Intangible assets with finite lives are amortized over the period of time their future cash flows are estimated to be produced. These values are evaluated based upon their estimated future cash flows.. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired.

The intangible assets attributable to Accurel are preliminary management estimates. Management will engage the use of professional appraisers in making its final determination of the fair value of these items.

    The following table summarizes goodwill and intangible assets:

Goodwill attributable to the acquisition of Core Systems	$4,973,000

Goodwill attributable to the acquisition of Accurel Systems	$8,324,000

Intangible assets with finite useful lives attributable to Accurel	$1,000,000

Intangible assets with finite useful lives, other	$387,000

Total goodwill and intangible assets	$14,684,000

18.	Credit Arrangements

At the time of its acquisition Accurel Systems had a $1,400,000 fixed rate installment note with a bank. The note calls for monthly payments of $29,000 plus interest at a rate of 6.84%, through September 1, 2008. As of March 31, 2005 the note balance is $1,254,000. The note is secured by substantially all assets of Accurel. The bank has consented to continue the note under the same terms after the acquisition.

The Loan Agreement requires Accurel to report monthly financial results to the bank and for Accurel to comply with certain financial covenants. As of March 31, 2005 Accurel was in compliance with the covenants.

19.	Rapiscan contract:

On March 23, 2005, Rapiscan Systems Inc (“Rapiscan”) and Implant Sciences Corporation (“Implant”) entered into a Development, Distribution and Manufacturing Agreement (the “Agreement”). The Agreement provides for i) the manufacture of Implant’s existing Quantum SnifferTM explosives detection equipment (the “QSTM Products”) by Implant and sale of the QSTM Products to Rapiscan, on a private label basis at a discounted price as agreed to by the parties, ii) a grant by Rapiscan to Implant of the right to continue selling the QSTM Products through Implant’s direct and indirect sales force, iii) the development by Implant of a trace explosives detection subsystem using Implant’s Quantum SnifferTM Technology (the “QSTM Technology”) that could be integrated with Rapiscan’s X-ray baggage screening device technology, resulting in an automated baggage screening device (the “QSTM Baggage Screening Prototype”) to be delivered within twelve (12) months from the date of the Agreement, iv) the funding by Rapiscan of up to $1,000,000 for the development of the QSTM Baggage Screening Prototype to be paid periodically as the development continues based upon achievement of certain milestones, v) the development by Implant of other trace explosives detection subsystems (the “Other QSTM Trace Prototype”) utilizing the QSTM Technology to be delivered within fourteen (14) months from the date of the Agreement, vi) the funding by Rapiscan of up to $2,000,000 for the development of the Other QSTM Trace Prototype to be paid periodically as the development continues based upon achievement of certain milestones, vii) the parties granting each other various rights to manufacture components of commercial products resulting from the development of the QSTM Baggage Screening Prototype and the Other QSTM Trace Prototype (collectively, the “Developed Products”), viii) the sale to Rapiscan of components for the Developed Products manufactured by Implant, ix) distribution rights granted by Implant to Rapiscan for the marketing, sales and service of the Developed Products, and x) royalty payments to Implant on an agreed-upon portion of the sales of the Developed Products made by Rapiscan to end-user customers. No revenue has been recorded related to this agreement.

18.	IPO Warrant Extension

In June 1999, the Company issued 1,138,000 Units, consisting of one share of common stock, and one redeemable common stock purchase warrant (the “IPO Warrants”) in connection with its initial public offering. Each Unit carries the right to purchase one share of common stock at $9.00, and is redeemable by the Company at $0.20 per warrant if the closing bid price of the common stock averages in excess of $10.50 for a period of 20 consecutive trading days. On March 28, 2002, the Company extended the expiration date of the IPO Warrants from June 23, 2002 to June 30, 2003. The Company did not receive any consideration from the holders of the warrants; accordingly the Company recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $530,000. On April 15, 2003, the Company extended the expiration date of the IPO Warrants from June 30, 2003 to June 30, 2005. The Company did not receive any consideration from the holders of the warrants; accordingly, the Company recognized the value of this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $195,000. On March 14, 2005, the Company again extended the expiration date of the IPO Warrants from June 30, 2005 to March 31, 2006. The Company did not receive any consideration from the holders of the warrants; accordingly, the Company recognized the value of this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $479,000. As of March 31, 2005, 1,064,700 IPO Warrants remain outstanding. .

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

Implant Sciences Corporation, incorporated in 1984, has three locations. It operates out of a 51,000 square foot leased facility in Wakefield, Massachusetts. Since October 15, 2004, Implant also operates out of a 35,000 square foot leased facility in Sunnyvale, California and since March 9, 2005, out of a 20,000 square foot leased facility also in Sunnyvale, California. The Company has approximately 155 employees and runs three shifts in Wakefield and two shifts in Sunnyvale. The Company generates revenues from the sale of ion implantation services, radioactive prostate seed and explosives trace detection equipment manufacturing and government research and development contracts. Ion implantation services include semiconductor wafer processing and medical and industrial coatings. Semiconductor products and services are conducted in both the Wakefield and Sunnyvale facilities. Medical and industrial coatings, radioactive prostate seed manufacturing, explosives detection equipment manufacturing and research and development programs are conducted in Wakefield.

The quarter ended March 31, 2005 is the first quarter that includes a full three months of revenues from Core Systems which was acquired by the Company on October 15, 2004. The quarter also includes the results of Accurel Systems which was acquired on March 9, 2005. These acquisitions contributed revenues of $1.5 million in the quarter out of total revenues of $2.9 million. Core and Accurel are inlcuded in the semiconductor segment. Revenues from our medical and explosives detection segments, during the quarter ended March 31, 2005, are down $1.1 million from the prior year quarter. This weakness is attributable to a decline in prostate seed volumes and the completion of government contracts in the quarter ended December 31, 2004 The Company is taking steps to increase sales of its prostate seeds, semiconductor and explosives detection business. We have recently announced the signing of a development, manufacturing and distribution agreement with Rapiscan for our explosives detection products that will start contributing to revenues in our fourth quarter of 2005.

The Company has made and continues to make a significant financial commitment to the development of its trace explosives detection products. However, in order to continue explosives trace detection research and development, additional loans or funding may become necessary.

As a result of the acquisition of Core Systems on October 15, 2004, the acquisition of Accurel on March 9, 2005, and the Company’s presentation of consolidated financial statements, it should be noted that the 2004 vs 2005 comparative information may not be meaningful.

Results of Operations

Comparison for the three months ended March 31, 2005 and 2004

Revenues. Total revenues for the three months ended March 31, 2005 were $2,862,000 as compared to $2,635,000 for the comparable prior year period, an increase of $227,000 or 9%. The increase is primarily attributable to $948,000 of semiconductor revenues from Core Systems and $516,000 from Accurel since it was acquired on March 9, 2005. This increase was offset by a $441,000 or 30% decrease in medical product sales, primarily relating to a decrease in prostate seed revenue of $460,000 or 55%. In addition, explosive detection sales decreased by $661,000 or 80% as compared with the comparable prior year period, due to the completion of several government contracts prior to the March 31, 2005 quarter.

It should be noted that our revenues recognized from Small Business Innovative Research (SBIR) programs, fluctuate due to: (a) our desire to obtain external funding for our research and development efforts; (b) the availability of government funding; and (c) the time required to obtain approval of a grant application. We have been successful in obtaining SBIR grants in fiscal 2004 and 2003 and we expect to continue to seek continuation or replacement of our existing SBIR grants during the remainder of fiscal 2005 and beyond.

In the first quarter of fiscal 2004, we entered into a new agreement with MED-TEC, our former exclusive distributor of I-Plant prostate seeds to replace the original Distributor Agreement, which had expired. Management believed this direct marketing and sales program would enable the Company to expand distribution channels targeting the radiation oncology market. MED-TEC agreed to work cooperatively with the Company to transition its customers and marketing materials directly to Implant Sciences and MED-TEC also agreed not to compete with the Company for a period of three years. Implant Sciences is paying MED-TEC an average of approximately $39,000 per month over a period of 29 months, beginning September 1, 2003. As of March 31, 2005, the outstanding principal balance is approximately $348,000. The Company continues its effort to re-establish the prostate seed business.

Cost of Sales.  Cost of sales for the three months ended March 31, 2005 was $2,881,000 as compared to $1,868,000 for the comparable prior year period, an increase of $1,013,000 or 54%. This increase is primarily a result of an additional $925,000 in associated expenses incurred by Core in the three month period ended March 31, 2005 and $315,000 from Accurel since its acquisition on March 9, 2005 offset by reduced expenses at the Wakefield, MA semiconductor facility. Medical product costs were reduced by $244,000 primarily due to lower manufacturing activity levels. In addition, direct labor costs increased $100,000 as we continue to build our manufacturing work force in anticipation of new orders for our explosives trace detectors.

Gross Margin.  Gross margin for the three month period ending March 31, 2005 was a loss of $19,000 compared to income of $767,000 for the comparable prior year period. This loss is primarily due to explosives detection manufacturing costs. Management has determined that significant manufacturing cost reductions, to address short term sales weakness, would not be in the Company’s best interest. Management will continue to monitor revenue levels and take appropriate action when needed.

Research and Development.    Research and Development expenses for the three months ended March 31, 2005 were $715,000 compared to $418,000 for the comparable prior year period, an increase of $317,000 or 80%. The increase in Research and Development expenses is a result of increased personnel costs and temporary help combined with additional rent expenses due to a physical expansion of the department.

Selling General and Administrative.    Selling, general and administrative expense for the three month period ended March 31, 2005 were $1,464,000 compared to $1,156,000 for the comparable prior year period, an increase of $386,000 or 36%. Selling, general and administrative expenses included $394,000 of additional expenses from Core Systems and from Accurel since its acquisition on March 9, 2005. Stock based compensation expense was $240,000 lower in the current quarter vs. the previous year offset in part by increases in audit, legal, recruiting and consulting fees.

Other expense, Net. For the three month period ended March 31, 2005 the company recorded other expense, net of $69,000 as compared to other expense, net of $32,000 for the comparable prior year period. The increase in other expenses, net is primarily due to increased equity losses at our unconsolidated subsidiary.

Net Loss. Net loss for the three month period ended March 31, 2005 was $2,267,000 as compared to a loss of $839,000 for the comparable prior year period, an increase of $1,428,000 or 170%.  The increase in net loss is due to $786,000 in lower gross margins and a $605,000 increase in operating expenses due to the acquisition of Core Systems and Accurel.

On March 14, 2005, the Company extended the expiration date of the remaining 1,064,700 warrants issued on June 23, 1999, which were part of the 1,138,000 warrants issued in conjunction with our initial public offering, from June 30, 2005 to March 31, 2006. The Company did not receive any consideration from the holders of the warrants. We have recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $479,000. Additionally, during the period ended March 31, 2005, accretion of dividends, the beneficial conversion feature and amortization of warrants in the amount of $136,000 relating to the Series C, was recognized as a preferred distribution as compared with $1,227,000 recognized as preferred distributions relating to the Series B and C for the comparable prior year period. These transactions have no overall effect on stockholders’ equity or cash, but increased net loss per share applicable to common shareholders by ($0.06) and ($0.16) per share respectively. The basic and diluted net loss per share applicable to common shares for the period ended March 31, 2005 was ($0.30) per share as compared to ($0.27) per share for the comparable prior year period, an increase in net loss applicable to common shares of $0.03 or 11%.

Comparison for the nine months ended March 31, 2005 and 2004

Revenues.   Total revenues for the nine months ended March 31, 2005 were $7,677,000 as compared to $6,161,000 for the comparable prior year period, an increase of $1,516,000 or 25%. The increase is primarily attributable to $2,076,000 of revenues from Core Systems since its acquisition on October 15, 2004 and $516,000 from Accurel since its acquisition on March 9, 2005. The Core Systems and Accurel revenues are included in our semiconductor business segment. These increases were offset by a $914,000 or 24% decrease in medical product sales as compared with the corresponding prior year period. The medical products loss is primarily from prostate seeds.

Cost of Sales.   Cost of sales for the nine months ended March 31, 2005 was $7,667,000 as compared to $4,547,000 for the comparable prior year period, an increase of $3,120,000 or 69%. Included in the cost of sales for the period ended March 31, 2005 are $2,014,000 of costs from Core Systems since its acquisition on October 15, 2004 and $314,000 of costs from Accurel since its acquisition on March 9, 2005. Explosives detection costs increased by $847,000 or 119% as compared with the prior year period as we continue to invest in our explosive detection manufacturing capabilities in anticipation of new orders for our explosives trace detectors.

Gross Margin.   Gross margin for the nine months ended March 31, 2005 was $10,000 as compared to $1,613,000 for the comparable prior year period. The decrease in gross margin is primarily due to costs associated with increasing our manufacturing capability for our explosives detection systems and not being able to reduce our prostate seed manufacturing costs in proportion to the decrease in revenues.

Research and Development.   Research and Development expenses for the nine months ended March 31, 2005 were $1,566,000 compared to $1,299,000 for the comparable prior year period, an increase of $267,000 or 21%. This increase is a result of increased personnel and temporary help combined with additional rent expenses due to a physical expansion of the department.

Selling, General and Administrative.   Selling, general and administrative expenses for the nine-month period ending March 31, 2005 were $3,811,000 as compared to $2,905,000 for the comparable prior year period, an increase of $906,000 or 31%. Included in selling, general and administrative expenses for the nine-month period ended March 31, 2005 are $483,000 relating to Core Systems since its acquisition on October 15, 2004 and $138,000 from Accurel incurred since its acquisition on March 9, 2005. In addition the Company has increased its spending to promote its prostate seed business and increased sales and marketing expenses associated with its explosives detection business.

Other expense, Net.   For the nine-month period ended March 31, 2005 the company recorded other expense, net of $119,000 as compared to other expense, net of $109,000 for the comparable prior year period, an increase of $10,000 or 9%. The increase is due to increased equity losses in our unconsolidated subsidiary of $56,000 over the previous year, a loss on sale of capital asset of $6,000 offset by lowered net interest expense of $56,000 due to lower levels of debt during the periods being compared.

Net Loss.   Net loss for the nine month period ended March 31, 2005 was $5,486,000 as compared to a loss of $2,700,000 for the comparable prior year period, an increase of $2,885,000 or 109%. Contributing to these losses are reduced gross margin in the medical products segment of $636,000 due to lower sales and manufacturing levels, and yield losses. Explosives detection gross margin decreased $839,000 primarily due to increased costs attributable to bringing on additional manufacturing capabilities.

On March 14, 2005, the Company extended the expiration date of the remaining 1,064,700 warrants issued on June 23, 1999, which were part of the 1,138,000 warrants issued in conjunction with our initial public offering, from June 30, 2005 to March 31, 2006. The Company did not receive any consideration from the holders of the warrants. We have recognized this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $479,000. Additionally, during the period ended March 31, 2005, accretion of dividends, the beneficial conversion feature and amortization of warrants in the amount of $703,000 relating to the Series C, was recognized as a preferred distribution as compared with $2,201,000 recognized as preferred distributions relating to the Series A, B and C for the prior year period. The effect of these transactions has no overall effect on stockholders’ equity or cash, but increased net loss per share applicable to common shareholders by $0.13 and $0.31 per share respectively. The basic and diluted net loss per share applicable to common shares for the period ended March 31, 2005 was $0.74 per share as compared to $0.69 per share for the comparable prior year period, a increase in net loss applicable to common shares of $0.05 or 7%.

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $2,047,000 in cash and cash equivalents. During the nine months ended March 31, 2005, operating activities used cash of approximately $2,647,000. Net cash used by operating activities primarily reflects the net loss of $5,486,000, offset by depreciation and amortization of $1,289,000, stock-based compensation expense of $318,000, a net increase in inventory and other current assets of $287,000 offset by an increase in accounts payable and other accrued liabilities of $908,000. The Company has accrued $600,000 for additional cash payments it expects to make in connection with its acquisition of Accurel. During the nine months ended March 31, 2005, investing activities used cash of approximately $8,818,000, including $2,603,000 used in the acquisition of Core Systems and $6,978,000 used in the acquisition of Accurel. The Company received $1,400,000 in cash from the sale of equipment acquired from Accurel and used $1,100,000 of these proceeds to repay debt associated with that equipment. As part of the acquisition of Accurel the Company issued a $1,650,000 note to the Accurel shareholders. This note is due on July 9, 2005.

During the nine months ended March 31, 2005, financing activities provided approximately $6,606,000 in cash. Net cash provided by financing activities primarily includes the proceeds from a private placement of common stock for $7,537,000, net, combined with the exercise of employee stock options and warrants, offset by payments on the factoring line of credit, repayment of debt, and the acquisition of treasury stock.

On November 25, 2003, the Company issued 250,000 shares of Series C 5% Cumulative Convertible Preferred Stock (“Series C”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on November 25, 2003 with the Laurus Master Fund, Ltd. (Laurus). The Company received $2,500,000 in gross proceeds, less a management and placement agent fee of approximately $125,000, and related transaction costs of approximately $86,000. The terms of the Series C provided for repayment with shares of the Company’s common stock or in cash, pursuant to an amortization schedule. Repayment of the Series C commenced on March 31, 2004. The Company had the sole option to determine whether to satisfy payment of the monthly amount in full on each repayment date either in cash or in shares of common stock, or a combination of both, unless the closing price of the Company’s common stock for any of the eleven trading days preceding a repayment date was less than $7.35, wherein the Company was required to pay such monthly amount in cash. If the payment of the monthly amount was made in common stock, the fixed conversion price was $6.75. The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $8.44 per share and 50,000 shares of common stock at $10.13 per share. The Securities Purchase Agreement also provided for a security interest in substantially all of the Company’s assets and provided Laurus a right of first refusal on future financing arrangements during the term of the agreement. In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series C to the subsequent financier. The Company utilized the proceeds of this financing to purchase an ion implanter and for general working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", which became effective in November 2000, the allocated value of the Series C contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series C and the fair market value of the common stock at the date of issuance.     The discount arising from the beneficial conversion feature aggregated $700,000. The discount was amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to March 7, 2005, the actual conversion date, using the effective interest method.

The Company valued the Series C at issuance to be $1,284,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature. The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $305,000, and the amount of the discount related to the value of beneficial conversion feature of $700,000. The Company accreted these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at the actual conversion date. The accretion of these amounts was recorded as a preferred dividend in the period of accretion. During the period ended March 31, 2005, approximately $134,000 was amortized. As of March 31, 2005, the Series C was converted in full.

During the three months ended March 31, 2005, Laurus redeemed 25,762 shares of Series C into 38,165 shares of the Company’s common stock at conversion price of $6.75 per share and redeemed approximately $3,000 of accrued dividends into 376 shares of the Company’s common stock. The conversion of accrued dividends into common stock resulted in additional dividends of approximately $1,000 during the three months ended March 31, 2005, in excess of 5% stated value.

On March 8, 2005 the Company issued 1,080,780 shares of common stock at $7.22, in a private placement with fifteen investors. The Company received $7,803,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $433,000.

In connection with the transaction, the Company issued warrants to the investors to purchase 270,195 shares of common stock at an exercise price of $9.35, which are exercisable anytime between September 4, 2005 and September 4, 2010. In addition, the investors have rights to purchase up to 588,235 shares of common stock at a price of $8.50 per share, which are exercisable for a period commencing (i) anytime on or after September 4, 2005 and (ii) on or prior to the later of the 6 month anniversary of the effective date of the registration statement filed on April 12, 2005, or March 4, 2006. We also issued warrants to the placement agent to purchase 33,383 shares of common stock at an exercise price of $9.35 per share, which are exercisable until March 4, 2010. Should the investors exercise these additional investment rights, the placement agent will receive an additional warrant for 21,390 shares at an exercise price of $9.35 per share.

We have developed two models of explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities. The systems use our proprietary Laser IMS technology, which includes the use of laser beams in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air. This project has been ongoing since approximately May 1999. We are presently extending this technology to develop a belt-driven trace explosives detection machine and other trace explosives detection systems with internal and outside funding from Rapiscan Systems Inc.

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

Consistent with our policy to protect our proprietary technologies, we have been awarded four patents and submitted four (4) patent applications to the United States Patent and Trademark Office. These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

As of March 31, 2005, we were conducting our operations with approximately $2,047,000 in cash and cash equivalents. Future expenditures for research and product development will require additional sources of funding and the Company is currently exploring its options. Our recently announced development, manufacturing and distribution agreement with Rapiscan (see note 17 of financial statements) will provide $3 million in cash over the next 12 to 18 months, upon achieving certain milestones, to fund our ongoing efforts in the explosives detection segment.

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of March 31, 2005, are as follows:

	Capital leases and short and long term debt (1)	Operating lease (2)	MED-TEC (3)	Total
Year ending June 30:
2005	$1,765,000	$436,000	$168,000	$2,369,000
2006	401,000	1,746,000	180,000	2,327,000
2007	386,000	1,771,000		2,157,000
2008	379,000	1,784,000		2,163,000
2009	129,000	1,187,000		1,316,000

Total	$3,060,000	$6,924,000	$348,000	$10,332,000

(1)	Includes the $1,650,000 Accurel shareholder note payable due July 9, 2005.
(2)	Includes the $795,000 long term lease liability for Accurels facility lease.
(3)	Relates to MED-TEC payment obligation (See Note 10 of financial statements).

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

In June 2004, the Board authorized the Company to repurchase of up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management. As of March 31, 2005, the Company repurchased 6,000 shares of common stock at prices ranging from $8.91 to $9.02 per share at a total cost of approximately $54,000, which is recorded as treasury stock in the accompanying balance sheet.

On October 15, 2004 (“Closing Date”), the Company completed the acquisition of Core. In connection with the Transaction, the Company issued 311,437 shares of its common stock as the Stock Consideration and $2,000,000 in cash, to the former Core stockholders.

The holders of the shares of common stock comprising the Stock Consideration have agreed not to sell any of their shares of common stock for a period of six (6) months from the Closing Date. Pursuant to the terms of the merger agreement, the shares of common stock comprising the Stock Consideration will be adjusted in the event the Company's stock price at the end of the lock-up period is either greater than twenty-five percent (25%) higher or lower than $10.4355 per share. The twenty day average price of the stock for the period ending April 15, 2005, the end of the lock-up, was $5.75, which will result in the issuance of an additional 112,475 shares. In addition, the merger agreement includes an earnout provision equal to Core's earnings before taxes, depreciation and amortization for the twelve (12) month period beginning on October 13, 2004, the execution date of the merger agreement, and ending on October 12, 2005, which will be paid in the form of additional shares of the Company's common stock. The number of shares to be issued in connection with the earnout, if any, will be calculated by dividing the dollar amount of the earnout by the twenty (20) day average closing price of the Company’s common stock prior to the end of the earnout Period. The earnout shares will also be subject to a six (6) month lock-up, beginning on October 13, 2005, and will be adjusted in the event the Company's stock price is either greater than twenty-five percent (25%) higher or lower than the earnout share price at the end of the earnout lock-up period. The Company has agreed to use its “best-efforts” to file a registration statement with the Securities and Exchange Commission, registering the resale of all of the shares of common stock included in the Stock Consideration within six (6) months from the Closing Date.

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

On March 9, 2005, the Company acquired all of the stock of Accurel Systems International Corporation from existing shareholders.  The aggregate purchase price of Accurel is estimated to be $12,270,000, which consists of the issuance of 418,194 shares of Implant common stock with a fair value of $ 3,520,000 based upon a fair value per share of $8.42, $6,000,000 in cash, $1,650,000 in shareholder notes and estimated direct acquisition costs of $1,100,000. The fair value of the shares issued was determined based on the average market price of the securities over the periods just prior to and following the date of the merger agreement announcement, pursuant to the guidance in EITF Issue No. 99-12. The purchase is subject to a holdback of $500,000 to be released at a rate of 25% every 90 days subject to the settlement of any and all liabilities not reflected in the closing balance sheet. The shares issued are also subject to adjustment if the Company’s average stock price during the twenty trading days prior to the end of a six month lock-up is 25% higher or lower than the price on the closing date. The effect of this adjustment is to limit the selling shareholders’ gain or loss on Implant common stock to 25% during the lock-up period ending September 9, 2005.

On March 23, 2005, Rapiscan Systems Inc (“Rapiscan”) and Implant Sciences Corporation (“Implant”) entered into a Development, Distribution and Manufacturing Agreement (the “Agreement”). The Agreement provides for i) the manufacture of Implant’s existing Quantum SnifferTM explosives detection equipment (the “QSTM Products”) by Implant and sale of the QSTM Products to Rapiscan, on a private label basis at a discounted price as agreed to by the parties, ii) a grant by Rapiscan to Implant of the right to continue selling the QSTM Products through Implant’s direct and indirect sales force, iii) the development by Implant of a trace explosives detection subsystem using Implant’s Quantum SnifferTM Technology (the “QSTM Technology”) that could be integrated with Rapiscan’s X-ray baggage screening device technology, resulting in an automated baggage screening device (the “QSTM Baggage Screening Prototype”) to be delivered within twelve (12) months from the date of the Agreement, iv) the funding by Rapiscan of up to $1,000,000 for the development of the QSTM Baggage Screening Prototype to be paid periodically as the development continues based upon achievement of certain milestones, v) the development by Implant of other trace explosives detection subsystems (the “Other QSTM Trace Prototype”) utilizing the QSTM Technology to be delivered within fourteen (14) months from the date of the Agreement, vi) the funding by Rapiscan of up to $2,000,000 for the development of the Other QSTM Trace Prototype to be paid periodically as the development continues based upon achievement of certain milestones, vii) the parties granting each other various rights to manufacture components of commercial products resulting from the development of the QSTM Baggage Screening Prototype and the Other QSTM Trace Prototype (collectively, the “Developed Products”), viii) the sale to Rapiscan of components for the Developed Products manufactured by Implant, ix) distribution rights granted by Implant to Rapiscan for the marketing, sales and service of the Developed Products, and x) royalty payments to Implant on an agreed-upon portion of the sales of the Developed Products made by Rapiscan to end-user customers. Initial payments of $200,000 under these contracts were made in April.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-KSB/A No. 1 as of June 30, 2004. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. We adopted SFAS No. 142 and, accordingly, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather such assets are subject to annual impairment reviews or more frequently, if events or circumstances indicate that they may be impaired There has been no change to our critical accounting policies during the quarter ending March 31, 2005.

Item 3.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three month period ended March 31, 2005, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly review, our Disclosure Controls are effective to ensure that material information relating to our company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Unregistered Sales of Equity

During the three months ended March 31, 2005, Laurus redeemed 25,762 shares of Series C into 38,165 shares of the Company’s common stock at conversion price of $6.75 per share and redeemed approximately $3,000 of accrued dividends into 376 shares of the Company’s common stock. The conversion of accrued dividends into common stock resulted in additional dividends of approximately $1,000 during the three months ended March 31, 2005, in excess of 5% stated value.

During the three months ended March 31, 2005, as a result of the successful completion of a Series A financing by CorNova, the Company issued an additional 76,687 shares of common to CorNova equaling twenty-five percent (25%) of the gross proceeds of the Series A Financing.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security-Holders

Not Applicable

Item 5.	Other Information

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

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Report on Form 8-K dated March 9, 2005 regarding the completion of a private placement .
(c)	Current Report on Form 8-K dated March 11, 2005 regarding the acquisition of Accurel Systems
(d)	Current Report on Form 8-K dated March 29, 2005 regarding the Development, Distribution and Manufacturing Agreement with Rapiscan Systems

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: May 16, 2005	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: May 16, 2005	/s/ Diane J. Ryan
Diane J. Ryan
Chief Financial Officer