Form 10KSB/A
period 2004-06-30
IMPLANT SCIENCES CORP
filed 2005-06-30
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

EXPLANATORY NOTE

                This Amendment No. 2 is being filed solely to amend certain disclosures contained in the Item 6 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8A — Controls and Procedures, as required by the Securities and Exchange Commission.  This amendment removes references to a non-GAAP measure relating to stock-based compensation, expands the discussion of cashflows in liquidity and capital resources section and expands and modifies other financial disclosures in Item 6.  In accordance with the rules of the Commission, Items 6 and 8 are being filed in their entity.

                In order to preserve the nature and character of the disclosures set forth in the Original Report and Amendment No. 1, this report speaks as of the date of the filing of the Original Report, October 12, 2004, and as amended on November 10, 2004, we have not updated the disclosures in this report to speak as of a latter date.  All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original report and amended reports.

The filing of this Amendment No. 2 or the previous filing of Amendment No. 1 shall not be deemed an admission that the Original Form 10-KSB, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had approximately $6,906,000 in the form of cash and cash equivalents.  During the year ended June 30, 2004 we used $2,647,000 of cash to fund our operations. This is approximately $1,210,000 more than the cash used to fund operations in the year ended June 30, 2003.  The primary use of cash during both periods was to fund continued development of our explosives detection products.  The primary change from the year ended June 30, 2003 was related to the timing of payment on certain government contracts. Much of our government contract work must adhere to precise milestones for billing purposes.  As such, the work is funded from internal sources until the government is billed and cash payment is received.  Unbilled revenues recognized under government contracts accounts for most of the $1,365,000 increase in our accounts receivable.  During the year we also transitioned our prostate seeds business from a distributor based sales model to a direct, in-house sales force.  This resulted in a short-term additional expense while our sales force ramped up their efforts to cover the customer accounts formally serviced by the distributor.

In order to fund our continuing investment in our growing businesses, we raised $9,891,000, net of issuance costs, in private placements of preferred and common stock and an additional $559,000 through the exercise of employee stock options and issuances from the Employee Stock Purchase Plan.  We expect to use this cash to help fund our operations and to invest in new business opportunities.  In addition, we used $1,579,000 of the cash raised to repay the loan on semiconductor manufacturing equipment purchased in 2002.

We expect the cash we have on hand combined with our cash flow from operations will be sufficient to fund our working capital in the next twelve months.

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

None

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including the CEO and CFO, have concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and have concluded that the controls and procedures are effective at that reasonable assurance level.

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

In accordance with SEC requirements, the CEO and CFO note that, during the fiscal year covered by this Annual Report it was discovered that there was an error in calculation of the fair value of certain warrants issued to non-employees and warrants issued in connection with the Series B and Series C preferred stock issuance, which were used to determine charges to our statement of operations during the three and nine months ended March 31, 2004.  Our chief executive officer and chief financial officer concluded that the weakness that lead to these errors did not constitute a material weakness in internal control.  These amounts were corrected as of August 31, 2004 and the financial statements for the third quarter of fiscal 2004 were restated accordingly.  Management concluded that our disclosure controls and procedures were effective because the errors were not related to material deficiencies in the design or operation of our internal controls.  Our disclosure controls and procedures, which include supervisory review were followed, however the error was not identified.    The independent review and verification procedures, designed to uncover weaknesses in the Disclosure Controls and Procedures, did not uncover the error.  Management concluded that the errors were inadvertent and isolated and related to insufficient supervisory staff experienced with complicated equity matters.  We have addressed this weakness by updating our pricing model to ensure the correct tax rate is utilized, educating the staff and committing to hiring an experienced controller.

CONCLUSIONS

Based upon the Controls Evaluation, including an assessment of the weaknesses identified, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our Disclosure Controls are effective and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Subsequent to March 31, 2004 and in connection with our year-end audit, it was discovered that there was an error in the calculation of the fair value of certain warrants issued to non-employees and warrants issued in connection with the Series B and Series C preferred stock issuances, which were used to determine charges to our statement of operations during the three and nine months ended March 31, 2004.  Our chief executive officer and chief financial officer concluded that the weakness that led to these errors did not constitute a material weakness in internal control.  These amounts were corrected as of August 31, 2004 and the financial statements for the third quarter of fiscal 2004 were restated accordingly.  Management concluded that our disclosure controls and procedures were effective because the errors were not related to material deficiencies in the design or operation of our internal controls.  Our disclosure controls and procedures, which include supervisory review were followed, however the error was not identified.    The independent review and verification procedures, designed to uncover weaknesses in the Disclosure Controls and Procedures, did not uncover the error.  Management concluded that the errors were inadvertent and isolated and related to insufficient supervisory staff experienced with complicated equity matters.  We have addressed this weakness by updating our pricing model to ensure the correct tax rate is utilized, educating the staff and committing to hiring an experienced controller.

Our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a reportable condition, but not a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable condition relates to the June 30, 2004 financial close process, including financial statement account analysis.  The reportable condition primarily resulted from inadequate staffing and supervision over the review and financial statement close function.  This reportable condition led to the untimely reconciliation of certain account balances and financial information, which contributed to numerous fourth quarter adjustments.  The nature of these adjustments related to the review of certain equity matters and the impact of an incorrect tax rate used in the calculation of non-cash compensation using the Black Scholes model.  In addition, several other Balance Sheet accounts were reclassified to comply with GAAP, having no impact on the net income.

The reportable condition has been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to resolving the underlying weakness which led to this reportable condition.  Management has committed to increase the staff by hiring an experienced controller to review the account balances and financial statement close process prior to review by the CFO.

In addition, the company has made changes in its internal controls as a result of the reportable condition.  These changes include our commitment to put in place the appropriate resources to support our financial close processes. As part of this commitment, we have begun the process to identify and hire additional personnel to assist with the financial close process.  In the interim, to mitigate the weakness, we have contracted with an experienced independent accountant to assist with the financial close process until we identify a permanent hire for the finance department.  We expect to complete this interview process by the end of the second quarter of fiscal year 2005.

ITEM 13.                      EXHIBIT INDEX

The following are filed as part of this Form 10-KSB/A Amendment No 2

Exhibit No.	Ref. No.

3.2	1	By-Laws of the Company
3.3	1	Articles of Amendment to the Articles of Organization of the Company, dated June 9, 1999
3.4	1	Restated Articles of Organization of the Company, dated June 9, 1999
3.5	5	Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible Preferred Stock, dated October 7, 2002
3.6	6	Certificate of Vote of Directors establishing Series B 5% Cumulative Convertible Preferred Stock, dated August 26, 2003
3.7	1	Certificate of Vote of Directors establishing Series C 5% Cumulative Convertible Preferred Stock, dated November 25, 2003.
4.1	2	Specimen certificate for the Common Stock of the Company
4.2	2	Specimen certificate for the Redeemable Warrants of the Company
4.3	3	Specimen certificate for the Units of the Company
4.4	5	Specimen Certificate of the Series A 7% Cumulative Convertible Preferred Stock
10.3	1	1992 Stock Option Plan
10.31	1	Form of Stock Option Agreement under the 1992 Stock Option Plan
10.32	1	1998 Incentive and Nonqualified Stock Option Plan
10.33	2	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
10.34	2	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
10.35	2	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan
10.54	4	Research and Development Agreement, dated March 13, 2000, by and between Implant Sciences Corporation and Cardiotech International
10.55	4	Amendment to Distributorship Agreement between Med-Tec Iowa, Inc., and Implant Sciences Corporation dated 26 January 2000
10.69	5	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated October 7, 2002
10.69.1	6	Amendment #1 to Item 10.69
10.70	5	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated October 7, 2002.
10.71	5	Common Stock Purchase Warrant for 55,000 shares issued to Laurus Master Fund, Ltd. Dated October 7, 2002.
10.72	6	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated August 28, 2003.
10.73	6	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated August 28, 2003.

Exhibit No.	Ref. No.
10.74	6	Common Stock Purchase Warrant for 70,000 shares issued to Laurus Master Fund, Ltd. Dated August 28, 2003.
10.75	7	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, Dated November 25, 2003.
10.76	7	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated November 25, 2003.
10.77	7	Common Stock Purchase Warrant for 100,000 shares issued to Laurus Master Fund, Ltd. Dated November 25, 2003.
10.78	8	Exchange and Venture agreement between Implant Sciences Corporation, CardioTech International, and CorNova, Inc. dated March 5, 2004.
10.78	9	Form of Securities Purchase Agreement between Implant Sciences and certain investors
10.79	9	Form of Warrant dated June, 17, 2004
10.80	9	Form of Additional Investors Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors
10.81	9	Form of Registration Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors
10.82	10	Employment Agreement with Anthony J. Armini, dated June 30, 3004
21.1	1	Subsidiaries of the Company
23.1		Consent of BDO Seidman, LLP, independent registered public accounting firm

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	1	Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998, and is incorporated herein by reference.
	2	Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998, and is incorporated herein by reference.
	3	Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999, and is incorporated herein by reference.
	4	Previously filed in Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed on May 11, 2000, and is incorporated herein by reference.
	5	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2002 filed on October 15, 2002 and is incorporated herein by reference
	6	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2003 filed on September 29, 2003 and is incorporated herein by reference
	7	Previously filed on Form 8-K on December 12, 2003, and is incorporated herein by reference
	8	Previously filed on Form 8-K on March 18, 2004, and is incorporated herein by reference
	9	Previously filed on Form S-3 on July 14, 2004, and is incorporated herein by reference
	10	Previously filed in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Implant Sciences Corporation

Date: June 29, 2005	/s/ Anthony J. Armini
Anthony J. Armini
President, Chief Executive Officer,
Chairman of the Board of Directors
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2005	/s/ Anthony J. Armini
Anthony J. Armini
President, Chief Executive Officer,
Chairman of the Board of Directors
(Principal Executive Officer)

Date: June 29, 2005	/s/ Diane J. Ryan
Diane J. Ryan
VP Finance and CFO
(Principal Financial and Accounting Officer)

Date: June 29, 2005	/s/ Stephen N. Bunker
Stephen N. Bunker
Vice President and Chief Scientist,
Director

Date: June 29, 2005	/s/ Michael Szycher
Michael Szycher, Director

Date: June 29, 2005	/s/ David Eisenhaure
David Eisenhaure, Director

Date: June 29, 2005	/s/ Gerald Entine
Gerald Entine, Director