Form 10QSB/A
period 2004-12-31
IMPLANT SCIENCES CORP
filed 2005-06-30
CIK 1068874

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

YES  ☐       NO  ☒

EXPLANATORY NOTE

This Amendment No. 1 is being filed to amend the Balance Sheet to account for an offsetting adjustment between a deferred tax asset and a deferred tax liability, to amend the disclosure in Footnote 14 to include the assumptions used in calculating the fair market value of the warrants identified, to amend certain disclosures in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the cost of goods sold and to remove references to a non-GAAP measure relating to stock-based compensation, for the three and six month periods.  In addition, certain financial disclosures have been updated in Item 3 – Controls and Procedures. In accordance with the rules of the Commission, the 10-QSB is being filed in its entirety.

The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-QSB, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,180,000	$6,906,000
Accounts receivable, less allowance of $246,000 and $89,000 respectively	1,545,000	709,000
Accounts receivable, unbilled	1,100,000	1,434,000
Inventories	686,000	481,000
Investments - available for sale securities	295,000	419,000
Prepaid expenses and other current assets	146,000	140,000
Total current assets	5,952,000	10,089,000
Property and equipment, net	7,525,000	4,308,000
Goodwill	4,762,000	—
Amortizable intangible assets, net	490,000	625,000
Investment in unconsolidated subsidiary	28,000	63,000
Other non-current assets	161,000	139,000
Total assets	$18,918,000	$15,224,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,475,000	$578,000
Accrued expenses	1,082,000	740,000
Payable to Med-Tec	414,000	394,000
Line of credit	16,000	—
Current maturities of long-term debt and obligations under capital lease	54,000	101,000
Deferred revenue	121,000	23,000
Total current liabilities	3,162,000	1,836,000
Long-term liabilities:
Payable to Med-Tec, net of current maturities	—	212,000
Long-term debt and obligations under capital lease, net of current maturities	49,000	6,000
Total liabilities	$3,211,000	2,054,000
Convertible preferred stock: 5,000,000 shares authorized 5% Series C Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 250,000 shares designated; 25,762 and 131,875 issued and outstanding, respectively	124,000	670,000
Stockholders’ equity:
Common stock, $0.10 par value; 20,000,000 shares authorized; 9,053,645 and 8,370,338 shares issued and outstanding, respectively	905,000	837,000
Treasury Stock, 9,103 and 3,103 common shares, repectively, at cost	(88,000)	(34,000)
Additional paid-in capital	38,486,000	31,360,000
Accumulated deficit	(23,315,000)	(19,527,000)
Deferred compensation	(586,000)	(449,000)
Accumulated other comprehensive income	181,000	313,000
Total stockholders’ equity	15,583,000	12,500,000
Total liabilities and stockholders’ equity	$18,918,000	$15,224,000

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

The aggregate purchase price of Core was $7,459,000, which consisted of $2,000,000 in cash; 311,437 shares of the Company’s common stock with an aggregate fair value of $3,250,000; direct acquisition costs of approximately $1,588,000, which includes a warrant with a fair value of $1,102,000, and the payment of approximately $621,000 of debt and other obligations coincident with the closing. The fair value of the Company’s common stock was determined based on the average market price of the Company’s common stock over the twenty day period  prior to the date of the definitive agreement, pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”  The fair value of the warrants issued in conjunction with the Core Systems acquisition was calculated using the Black Scholes Model.  These were five-year warrants issued at market price with an expected volatility of .641 and a risk-free interest rate of 3.36%.  This resulted in a Black Scholes value of $5.61.  The initial shares are subject to adjustment if the average closing price of Company stock, for a twenty day period prior to the end of a six month Lock-up, is higher or lower by more than 25% from the initial Closing Price.  In addition the purchase is subject to an earn out which will be accounted for as additional purchase price when and if earned.

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

$7,459,000

The above allocation of the preliminary purchase price, including the value of the intangible assets and goodwill, is subject to change.  The Company believes that in the final valuation of acquired assets, values could be assigned to technology related intangible assets and customer related intangible assets.  The goodwill valuation considers the similarity of Core’s services in the semiconductor industry to the Company’s, including services to many of the same customers but having a closer proximity.  Management believes that signs of a rebound in the industry, a combined expertise in the industry, the cash resources of the Company and greater operating efficiencies from the combined operations, warranted the purchase price and the goodwill valuation.  However, the final allocation of the aggregate purchase price is expected to be completed during the three months ended March 31, 2005, at which time the Company will make retroactive adjustments, if needed, to its results of operations for the three and six months ended December 31, 2004.

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

Cost of medical product revenue for the three months ended December 31, 2004 and 2003 was $1,002,000 and $975,000, respectively.  As a percentage of revenue, medical product cost of revenue for the three months ended December 31, 2004 and 2003, represents 107% and 95%, respectively, indicating a decrease in gross margin.  In fiscal 2004 we transitioned our prostate seeds business from a distributor based sales model to a direct, in-house, sales model.  During this time, we experienced a disruption in sales to some of our customers as we ramped up our direct selling efforts.  In addition, the radioactive seed market experienced extreme pricing pressures that further reduced our gross margins.  Because much of our manufacturing costs are fixed, the lower volumes and prices have a significant impact on our gross margins.  We have reviewed our inventory valuations and have determined that the valuations do not need to be adjusted.

Cost of semiconductor product revenue for the three months ended December 31, 2004 and 2003 was $1,536,000 and $291,000, respectively.  As a percentage of revenue, the cost of semiconductor revenue for the three month periods ended December 31, 2004 and 2003, represents 119% and 124%, respectively.  During the three month period ended December 31, 2004 we acquired Core Systems, a California corporation and began the process of integrating this acquisition into our business.  For the three months ended December 31, 2004, the semiconductor gross margin loss of $248,000 is a direct result of this acquisition.  Management expects the acquisition to be fully integrated by the end of the fiscal quarter ending March 31, 2005.  This is essentially a service business and inventories are generally not a factor in the cost of revenue.

Cost of explosives detection product revenue for the three months ended December 31, 2004 was $442,000 and $240,000, respectively.  As a percentage of revenue, the cost of explosives detection revenue for the three months ended December 31, 2004 and 2003, represents 138% and 54%, respectively.  The decrease in gross margin is a result of the additional expenses relating to the set up and staffing of the explosives detection department in preparation for the Company’s upcoming manufacturing needs.  In addition, there maybe delays between the time we finish a significant contract and the time we can recognize revenues on new contracts.

Research and Development   Research and Development expenses for the three months ended December 31, 2004 was $282,000 compared to $464,000 for the comparable prior year period, a decrease of $182,000 or 39%.  Additionally, in the quarter ended December 31, 2004, $250,000 of previously expensed research and development material costs were transferred to inventory to be used in manufacturing.  After adjusting for the research and development materials transferred to the stockroom, research and development expenses for the three months ended December 31, 2004 increased by $68,000 or 15% over the comparable prior year period.  This increase is a result of increased personnel costs and temporary help combined with additional rent expenses due to a physical expansion of the department.

Selling General and Administrative   Selling, general and administrative expense for the three month period ended December 31, 2004 was $1,276,000 compared to $990,000 for the comparable prior year period, an increase of $286,000 or 29%.  Selling, general and administrative expenses included $38,000 and $195,000 of noncash stock-based compensation recorded in connection with the issuance of stock to employees and warrants to an outside agents, and depreciation and amortization expenses of $128,000 and $126,000, in the three months ended December 31, 2004 and 2003, respectively.  This increase in selling, general and administrative expense is partly attributable $229,000 and $0 of additional expenses relating to the Core acquisition, during the three month period ended December 31, 2004 and 2003, respectively.  In addition, salaries increased due the hiring of additional staff in the finance department as well as increased travel and trade show expenses.

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

Cost of medical product revenue for the six months ended December 31, 2004 and 2003 was $1,799,000 and $1,800,000, respectively.  As a percentage of revenue, medical product cost of revenue for the six months ended December 31, 2004 and 2003, represents 81% and 76%, respectively, indicating a decrease in gross margin.  In fiscal 2004 we transitioned our prostate seeds business from a distributor based sales model to a direct, in-house, sales model.  During this time, we experienced a disruption in sales to some of our customers as we ramped up our direct selling efforts.  In addition, the radioactive seed market experienced extreme pricing pressures that further reduced our gross margins.  Because much of our manufacturing costs are fixed, the lower volumes and prices have a significant impact on our gross margins.  We have reviewed our inventory valuations and have determined that the valuations do not need to be adjusted.

Cost of semiconductor product revenue for the six months ended December 31, 2004 and 2003 was $1,907,000 and $548,000, respectively.  As a percentage of revenue, the cost of semiconductor revenue for the six month periods ended December 31, 2004 and 2003, represents 118% and 104%, respectively.  During the six month period ended December 31, 2004 we acquired Core Systems, a California corporation and began the process of integrating this acquisition into our business.  Management expects the acquisition to be fully integrated by the end of the fiscal quarter ending March 31, 2005.  This is essentially a service business and inventories are generally not a factor in the cost of revenue.

Cost of explosives detection product revenue for the six months ended December 31, 2004 and 2003 was $1,080,000 and $318,000, respectively.  As a percentage of revenue, the cost of explosives detection revenue for the six month periods ended December 31, 2004 and 2003, represents 83% and 50%, respectively.  The decrease in gross margin is a result of the additional expenses relating to the set up and staffing of the explosives detection department in preparation for the Company’s upcoming manufacturing needs.  In addition, there maybe delays between the time we finish a significant contract and the time we can recognize revenues on new contracts.

Research and Development   Research and Development expenses for the six months ended December 31, 2004 were $868,000 compared to $893,000 for the comparable prior year period, a decrease of $25,000 or 3%.  Inlcuded in these expenses are $89,000 and $172,000 of non-cash stock-based compensation expense for the six month periods ended December 31, 2004 and 2003, respectively.  Additionally, in the quarter ended December 31, 2004, $250,000 of previously expensed research and development material costs were transferred to inventory to be used in manufacturing.  After adjusting for the research and development materials transferred to inventory, research and development expenses for the six months ended December 31, 2004 increased by $225,000 or 26% over the comparable prior year period.  This increase is a result of increased personnel and temporary help combined with additional rent expenses due to a physical expansion of the department.

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

Item 3.         Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three month period ended December 31, 2004, are designed to provide reasonable assurance of achieving their objectives and have concluded that the controls are effective at that reasonable assurance level.

Based upon the Controls Evaluation, including an assessment of the weaknesses identified, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our Disclosure Controls are effective and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles

During our June 30, 2004 audit, our independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a reportable condition, but not a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable condition relates to the June 30, 2004 financial close process, including financial statement account analysis.  The reportable condition primarily resulted from inadequate staffing and supervision over the review and financial statement close function.  This reportable condition led to the untimely reconciliation of certain account balances and financial information, which contributed to numerous fourth quarter adjustments.  The nature of these adjustments related to the review of certain equity matters and the impact of an incorrect tax rate used in the calculation of non-cash compensation using the Black Scholes model.  In addition, several other Balance Sheet accounts were reclassified to comply with GAAP, having no impact on the net income.

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

In addition, the company has made changes in its internal controls as a result of the reportable condition.  These changes include our commitment to put in place the appropriate resources to support our financial close processes. As part of this commitment and to mitigate the weakness, we have contracted with an experienced independent accountant to assist with the financial close process until we identify a permanent hire for the finance department.  We have completed the interview process and an offer of employment has been made to and accepted by an experienced accountant, who will begin with company in January 2005.

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

Implant Sciences Corporation

Date: June 29, 2005	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: June 29, 2005	/s/ Diane J. Ryan
Diane J. Ryan
Chief Financial Officer