Form 10QSB/A
period 2005-03-31
IMPLANT SCIENCES CORP
filed 2005-06-30
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No.1

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
YES ☐  NO ☒

EXPLANATORY NOTE

This Amendment No. 1 is being filed to amend the Balance Sheet to account for an offsetting adjustment between a deferred tax asset and deferred tax liability, to amend the disclosure in Footnote 15 to include the assumptions used in calculating the fair market value of the warrants identified, to correct disclosure in Footnote 16 to relating to the lock-up period for the Accurel shareholders, to amend certain disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, relating to the costs of goods sold, and to update certain financial disclosures in Item 3 - Controls and Procedures. In accordance with the rules of the Commission, the 10-QSB is being filed in its entirety.

The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-QSB, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2005	2004
Assets:	(Unaudited)
Current assets:
Cash and cash equivalents	$2,047,000	$6,906,000
Accounts receivable, less allowance of $215,000 and
$142,000 respectively	2,656,000	709,000
Accounts receivable, unbilled	472,000	1,434,000
Inventories	920,000	481,000
Investments - available for sale securities	215,000	419,000
Prepaid expenses and other current assets	305,000	140,000
Total current assets	6,615,000	10,089,000

Property and equipment, net	11,345,000	4,308,000
Goodwill	13,297,000	-
Amortizable intangible assets, net	1,382,000	625,000
Investment in unconsolidated subsidiary	529,000	63,000
Other non-current assets	229,000	139,000

Total assets	$33,397,000	$15,224,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,529,000	$578,000
Accrued expenses	2,482,000	740,000
Payable to Med-Tec	348,000	394,000
Current maturities of long-term debt and obligations under
capital lease	2,067,000	101,000
Deferred revenue	112,000	23,000
Total current liabilities	6,538,000	1,836,000

Long-term liabilities:
Long term lease liability	795,000
Payable to Med-Tec, net of current maturities	-	212,000
Long-term debt and obligations under capital lease, net of current maturities	993,000	6,000
Total liabilities	8,326,000	2,054,000

Convertible preferred stock: 5,000,000 shares authorized
5% Series C Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 250,000 shares designated; 131,875 issued and outstanding in 2004	-	670,000

Stockholders' equity:
Common stock, $0.10 par value; 20,000,000 shares authorized;
10,785,445 and 8,370,338 shares outstanding, respectively	1,070,000	837,000
Treasury Stock, 22,449 and 3,103 common shares, repectively, at cost	(217,000)	(34,000)
Additional paid-in capital	50,934,000	31,360,000
Accumulated deficit	(26,196,000)	(19,527,000)
Deferred compensation	(517,000)	(449,000)
Accumulated other comprehensive income	(3,000)	313,000
Total stockholders' equity	25,071,000	12,500,000
Total liabilities and stockholders' equity	$33,397,000	$15,224,000

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

In September 2004, the Company issued warrants to consultants in exchange for services. This amount is being amortized over the vesting period of the warrants which averages 3 years. During the quarter ended March 31, 2005, the Company recorded approximately $12,000 in expense associated with these transactions. The Company estimated the fair value of the common stock warrants using the Black-Scholes option-pricing model with the following assumptions: volatility of .647, risk-free interest rate of 3.47% and a Black Scholes value of 5.81.

In October 2004, the Company issued 200,000 common stock warrants to a consultant in connection with the Core acquisition. The Company recorded the fair value of these warrants, of approximately $1,122,000, as additional costs associated with the Core acquisition and included this value in the total purchase price of the acquisition. The Company estimated the fair value of the warrants using the Black Scholes option-pricing model with the following assumptions: volatility of .641, risk-free interest rate of 3.36% and a Black Scholes value of 5.61.

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

16.	Acquisition of Accurel Systems International Corporation

On March 9, 2005, The Company acquired all of the stock of Accurel Systems International Corporation, a California S Corporation, from existing shareholders.  The aggregate purchase price of Accurel is estimated to be $12,270,000, which consists of the issuance of 418,194 shares of the Company’s common stock with a fair value of $ 3,246,000 based upon a value per share of $7.761, $6,000,000 in cash, $1,650,000 in notes payable to the former Accurel shareholders and estimated direct acquisition costs of $1,100,000. The shareholder note payable is due in 120 days from the closing and earns interest at 5%. The note is secured by all of the equipment of Accurel. The shares issued were determined based on the average market price of the securities over a twenty day period ending March 8, 2005. The share price for valuation purposes was determined by the average share price for the period just prior to and following the date of the merger agreement announcement, pursuant to the guidance in EITF Issue No. 99-12. The purchase is subject to a holdback of $500,000 to be released at a rate of 25% every 90 days subject to the settlement of any and all liabilities not reflected in the closing balance sheet. The shares issued are also subject to adjustment if the Company’s average stock price during the twenty trading days prior to the end of a three month lock-up is 25% higher or lower than the price on the closing date. The effect of this adjustment is to limit the selling shareholders’ gain or loss on the Company’s common stock to 25% during the lock-up period ending September 9, 2005. Accurel’s results from operations are included in the Company’s statement of operations beginning March 9, 2005, the date of acquisition.

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

Cost of medical product revenue for the three months ended March 31, 2005 and 2004 was $787,000 and $1,050,000, respectively. As a percentage of revenue, medical product cost of revenue for the three months ended March 31, 2005 and 2004 represents 73% and 70%, respectively, indicating a decrease in gross margin. In fiscal 2004 we transitioned our prostate seeds business from a distributor based sales model to a direct, in-house, sales model. During this time, we experienced a disruption in sales to some of our customers as we ramped up our direct selling efforts. In addition, the radioactive seed market experienced extreme pricing pressures that further reduced our gross margins. Because much of our manufacturing costs are fixed, the lower volumes and prices have a significant impact on our gross margins. We have reviewed our inventory valuations and have determined that the valuations do not need to be adjusted.

Cost of semiconductor product revenue for the three months ended March 31, 2005 and 2004 was $1,613,000 and $422,000, respectively. As a percentage of revenue, the cost of semiconductor revenue for the three month periods ended March 31, 2005 and 2004, represents 100% and 136%, respectively, indicating an improvement in gross margin. During the second quarter of fiscal 2005, we acquired Core Systems, a California corporation and began the process of integrating this acquisition into our business. In addition, in the three month period ended March 31, 2005, we acquired Accurel Systems International, a California corporation and began the process of integrating this acquisition into our business. Management expects the acquisitions to be fully integrated by the end of the fiscal year. For the three months ended March 31, 2005, the improvement in the semiconductor gross margin is a direct result of these acquisitions. This is essentially a service business and inventories are generally not a factor in the cost of revenue.

Cost of explosives detection product revenue for the three months ended March 31, 2004 was $481,000 and $396,000, respectively. As a percentage of revenue, the cost of explosives detection revenue for the three month periods ended March 31, 2005 and 2004, represents 274% and 48%, respectively. The decrease in gross margin is a result of the additional expenses relating to the set up and staffing of the explosives detection department in preparation for the Company’s upcoming manufacturing needs. In addition, there maybe delays between the time we finish a significant contract and the time we can recognize revenues on new contracts.

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

Cost of medical product revenue for the nine months ended March 31, 2005 and 2004 was $2,586,000 and $2,863,000, respectively. As a percentage of revenue, medical product cost of revenue for the nine months ended March 31, 2005 and 2004 represents 87% and 74%, respectively, indicating a decrease in gross margin. In fiscal 2004 we transitioned our prostate seeds business from a distributor based sales model to a direct, in-house, sales model. During this time, we experienced a disruption in sales to some of our customers as we ramped up our direct selling efforts. In addition, the radioactive seed market experienced extreme pricing pressures that further reduced our gross margins. Because much of our manufacturing costs are fixed, the lower volumes and prices have a significant impact on our gross margins. We have reviewed our inventory valuations and have determined that the valuations do not need to be adjusted.

Cost of semiconductor product revenue for the nine months ended March 31, 2005 and 2004 was $3,520,000 and $970,000, respectively. As a percentage of revenue, the cost of semiconductor revenue for the nine month periods ended March 31, 2005 and 2004, represents 110% and 116%, respectively, indicating an improvement in gross margin. During the second quarter of fiscal 2005, we acquired Core Systems, a California corporation and began the process of integrating this acquisition into our business. In addition, in the nine month period ended March 31, 2005, we acquired Accurel Systems International, a California corporation and began the process of integrating this acquisition into our business. Management expects the acquisitions to be fully integrated by the end of the fiscal year. For the nine months ended March 31, 2005, the improvement in the semiconductor gross margin is a direct result of these acquisitions. This is essentially a service business and inventories are generally not a factor in the cost of revenue.

Cost of explosives detection product revenue for the nine months ended March 31, 2005 and 2004 was $1,561,000 and $714,000, respectively. As a percentage of revenue, the cost of explosives detection revenue for the nine month periods ended March 31, 2005 and 2004, represents 106% and 49%, respectively. The decrease in gross margin is a result of the additional expenses relating to the set up and staffing of the explosives detection department in preparation for the Company’s upcoming manufacturing needs. In addition, there maybe delays between the time we finish a significant contract and the time we can recognize revenues on new contracts.

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

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $2,047,000 in cash and cash equivalents. During the nine months ended March 31, 2005, operating activities used cash of approximately $2,647,000. Net cash used by operating activities primarily reflects the net loss of $5,486,000, offset by depreciation and amortization of $1,289,000, stock-based compensation expense of $318,000, a net increase in inventory and other current assets of $287,000 offset by an increase in accounts payable and other accrued liabilities of $908,000. The Company has accrued $600,000 for additional cash payments it expects to make in connection with its acquisition of Accurel. During the nine months ended March 31, 2005, investing activities used cash of approximately $8,818,000, including $2,603,000 used in the acquisition of Core Systems and $6,978,000 used in the acquisition of Accurel. The Company received $1,400,000 in cash from the sale of equipment acquired from Accurel and used $1,100,000 of these proceeds to repay debt associated with that equipment. As part of the acquisition of Accurel the Company issued a $1,650,000 note to the Accurel shareholders. This note is due on July 9, 2005. The Company will repay the $1,650,000 shareholder note by using a combination of working capital and third party credit. The company is currently negotiating with a California bank to secure a credit facility and expects to have it in place in the fourth quarter of fiscal 2005.

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

On March 9, 2005, the Company acquired all of the stock of Accurel Systems International Corporation from existing shareholders.  The aggregate purchase price of Accurel is estimated to be $12,270,000, which consists of the issuance of 418,194 shares of Implant common stock with a fair value of $ 3,520,000 based upon a fair value per share of $8.42, $6,000,000 in cash, $1,650,000 in shareholder notes and estimated direct acquisition costs of $1,100,000. The fair value of the shares issued was determined based on the average market price of the securities over the periods just prior to and following the date of the merger agreement announcement, pursuant to the guidance in EITF Issue No. 99-12. The purchase is subject to a holdback of $500,000 to be released at a rate of 25% every 90 days subject to the settlement of any and all liabilities not reflected in the closing balance sheet. The shares issued are also subject to adjustment if the Company’s average stock price during the twenty trading days prior to the end of a three month lock-up is 25% higher or lower than the price on the closing date. The effect of this adjustment is to limit the selling shareholders’ gain or loss on Implant common stock to 25% during the lock-up period ending September 9, 2005.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three month period ended March 31, 2005, are designed to provide reasonable assurance of achieving their objectives and have concluded that the controls are effective at that reasonable assurance level.

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