Form 10KSB
period 2005-06-30
IMPLANT SCIENCES CORP
filed 2005-10-13
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ending June 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

107 Audubon Road, #5 Wakefield, MA	01880
(Address of Principal Executive Offices)	(Zip Code)

781-246-0700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	American Stock Exchange
Warrants	American Stock Exchange

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

No Disclosure   ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act)     ☐

State issuer’s revenues for its most recent fiscal year: $12,286,000

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $49,925,000 as of September 30, 2005 (based on the closing price for such stock as of September 30, 2005).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at September 30, 2005
Common Stock, $.10 par value	10,782,493

PART 1

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “forecast,” and similar expressions, among others, identify forward looking statements.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business,” “Risk Factors,” and “Managements Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in the Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

ITEM 1.                                                               OUR BUSINESS

Over the past twenty one years, Implant Sciences Corporation (the “Company”), incorporated in August 1984, has both developed and acquired technologies using ion implantation and thin film coatings for medical device applications and semiconductor wafer processing and has proprietary processes and equipment for the manufacture of medical devices for radiation therapy and for the modification of orthopedic joint implant surfaces to reduce polyethylene wear generation.  This technology has further evolved to include new applications in the area of trace explosives detection equipment.

One of the greatest advances in our ion beam technology has been in the area of temporary brachytherapy products.  In May 1999, we received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer and in 2001 recognized our first sale. The transition from research and development of the radioactive prostate seeds to FDA approval and commercialization of this product represented a critical stage in our growth from a provider of ion implantation services for semiconductor and orthopedic applications to a manufacturer and seller of product in the form of radioactive prostate seeds.

 We continue to expand our radiation therapy products.  We are currently developing a radioactive source to be used in a delivery system designed to provide breast cancer treatment.  This treatment called accelerated partial breast irradiation therapy following lumpectomy can be completed in five days rather than seven weeks of daily treatments using external beam radiation.  We believe this system will become the treatment of choice for women following lumpectomy.  The Company is also developing a new device for the treatment of ocular melanoma using brachytherapy. We believe this new product, funded by the National Cancer Institute, will provide a better distribution of radiation within the tumor while providing less discomfort for the patient.  The Company also has other radiation therapy devices in various stages of development including devices for biliary duct cancer and dural irradiation.

Our semiconductor business has recently experienced substantial growth.  This growth came through the acquisition of two California semiconductor companies, Core Systems and Accurel Systems.  Through these acquisitions, we have more than doubled our semiconductor capacity and are now able to offer diagnostic and semiconductor equipment refurbishment services to semiconductor manufacturers, research laboratories and universities.

We currently have twenty-three issued United States patents and eight United States patents pending covering our semiconductor and medical technologies and processes.

Since May 1999, we have been performing research to develop a trace explosives detector, which could be used to detect hidden bombs in airports and other public places.  This technology is yet another application of our ion source technology.  At present, we have developed both portable and bench-top systems for use in airports and Department of Defense facilities.  In fiscal 2005, we made significant investments in our facility to support the manufacturing and selling of our explosives detection products.  As we sell and deliver our first commercial units, we continue to work closely with various government agencies to fine tune our products and develop new ones.  We currently have four issued United States patents and six United States patents pending covering our explosives detection technologies and processes.

Technologies

General.  We use two core technologies, ion implantation and thin film coatings.  With respect to each core technology, we have developed proprietary processes and equipment for the purpose of improving or altering the surfaces of medical implants and semiconductor wafers.

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

We have twenty-seven United States patents and fourteen United States patents pending on our processes.

Medical Products

Permanent Implants for the Treatment of Prostate Cancer

General.  The alternatives generally presented to patients diagnosed with early stage prostate cancer are surgical removal of the prostate (radical prostatectomy) or external beam radiation.  Both techniques frequently have significant side effects including impotence and incontinence.  Brachytherapy has been an increasingly popular treatment technique whereby radioactive seeds (each of which is approximately half the size of a grain of rice) are permanently implanted into the prostate.  This technique allows the delivery of highly concentrated yet confined doses of radiation directly to the prostate. Surrounding healthy tissues and organs are spared significant radiation exposure.  Advances in transrectal ultrasound and computed tomography imaging equipment provide detailed and precise measurements of prostate size and shape, for seed distribution and placement.

Prostate Seeds.  We have developed, and been granted two United States patents covering radioactive seeds, implants and methods of manufacturing radioactive seed implants by a proprietary process.  We have received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer.  Our 510(k) clearance permits treatment of any localized tumors treatable by temporary or permanent brachytherapy.  A twelve-year study conducted by the Northwest Hospital, Seattle, Washington shows that this treatment has a twelve-year disease-free survival rate equal to surgical removal of the prostate and may be superior to other early stage treatments, with a substantial reduction in the negative side effects of impotence and incontinence, frequently associated with surgery and external beam radiation treatment.  The National Cancer Institute and American Cancer Society have reported that sexual potency after implantation of radioactive seeds has been 86% to 92%, which compares with rates of 10% to 40% for radical prostatectomies and 40% to 60% for external beam radiation therapy.  Our production method, involving a proprietary dry fabrication process, does not use radioactive wet chemistry.  On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission requirement administered by the Commonwealth of Massachusetts as a Nuclear Regulatory Commission Agreement State.  These seeds have been on sale in the U.S. for five years.

Manufacturing.  Management believes that the Company’s manufacturing process results in lower capital equipment and manufacturing assembly costs and is less hazardous than the manufacturing processes used by our competitors.  Other radioactive prostate seed manufacturers use radioactive wet chemistry during seed assembly for Iodine-125 products.  Our dry process, for which we have two patents issued, uses a dry fabrication process, and we believe it requires fewer personnel and yields faster throughput.  Following seed core ion implantation, we send these cores to a nuclear reactor for activation. Using this dry fabrication process, seed cores can be fabricated and inventoried in large quantities and activated only when ordered.  Due to the short half-life of Iodine-125 (approximately 60 days), the competition must assemble and ship seeds on a tight schedule so they can be implanted into the patient at the appropriate radioactive strength.  We maintain multiple source vendors for our raw materials supplies in the construction of our radioactive prostate seeds, including Trace Sciences International, Specialty Glass Products, Alfa Aesar, Mick Radio Nuclear, Quartz Plus and Braxton Manufacturing.

Sales.  Since August 2003, the Company has used its own direct sales force to sell prostate seeds to many different customers.

Treatment Planning Software

General.  In May 2005, Implant Sciences acquired proprietary treatment planning technology from Rosses Medical Systems, Inc. and further enhanced it into the present I-PlantTM TPS product.  In its latest version, the Company has developed a new module which aids the physician in making 2 and 3 dimensional maps of the stage, grade and location of cancer within the prostate gland.  This “Pathology Mapping ModuleTM” is in addition to the standard treatment planning function used for prostate brachytherapy and will provide for image guided, focal treatment for the disease.

Sales.  This product is presently being sold by our direct medical sales force.  The Company is presently in discussions with a radiation therapy equipment company to also distribute the product.  This product will have many different customers.

Breast Cancer Radiation Treatment

General.  Early state breast cancer is commonly treated by lumpectomy followed by a course of 35 sessions of external beam radiation to the whole breast over a seven week term.  Over the past several years, Accelerated Partial Breast Irradiation (APBI) has been increasing in popularity with patients because it can be completed in four to five days on an outpatient basis and has shown equal efficacy with good cosmetic outcomes.  Approximately 600 to 1,000 patients have already been treated using this new temporary brachytherapy technique.  Currently this treatment is performed using a conventional HDR (High Dose Radiation) system using an iridium -192 radioactive source.  A significant drawback of the currently used iridium -192 source is that the treatments must be performed in a heavily concrete shielded room to prevent the very penetrating iridium -192 gamma rays irradiating people in hallways and adjacent rooms.  Approximately 10% of the U.S. hospitals currently have such dedicated HDR concrete shielded rooms for brachytherapy.  The Company has developed a new lower energy source, ytterbium -169 which can deliver the same therapeutic dose to the lumpectomy cavity and does not require a concrete shielded treatment room.  The procedure can be done in an ordinary treatment room with some portable shielding around the patient using a conventional afterloader system.  This source assembly has received a 510(k) pre-market clearance from the FDA and does not require clinical trials prior to commercial sales.

Manufacturing.           The Company will manufacture the ytterbium -169 source material in-house using several nuclear reactors as subcontractors.  Versions of the Yb-169 source assembly will be designed to fit all afterloader systems presently on the market.

Sales.                We expect that the source wires will be sold by the manufacturers of the afterloaders or through direct selling efforts.  This new product will be purchased by the Radiation Oncology Department of hospitals which is the same customer our existing prostate seed salesmen call on.

Orthopedic Total Joint Replacements

General.  We provide surface engineering technology to manufacturers of orthopedic hip and knee total joint replacements.  The majority of existing hip and knee joint replacements are made of a cobalt chromium femoral component that articulates against a polyethylene component.  While offering excellent biocompatibility and superior wear resistance over prior alloys and designs and potentially longer average life than prior alloys, cobalt chromium devices still suffer from particle generation where the metal and polyethylene components articulate against each other.  This particle generation has been identified as the primary cause of implant loosening due to osteolysis requiring repeat surgery.

Orthopedics.  We implant cobalt chromium components of total joint replacements manufactured by our customers with nitrogen ions.  Nitrogen ion implantation of these components reduces polyethylene wear by modifying the native oxide present in cobalt chromium alloys.  Laboratory tests and clinical studies have shown that nitrogen ion implanted cobalt chromium components offer superior performance over untreated components, significantly reducing wear and slowing the incidence of osteolysis which ultimately leads to revision surgery.

Manufacturing.  We believe we now operate one of the highest beam-current ion implanters used in the medical field.  This equipment has higher throughput and lower cost than equipment with a lower beam-current.  For our new second-generation orthopedic coating, this equipment can provide a ceramic coating with superior characteristics due to its patented “blended interface” process.  We maintain multiple source vendors for our gas supplies, the primary raw material used in the ion implantation process in providing this service, including Praxair and Matheson.

Sales.  We currently implant cobalt chromium components of total joint replacements made by our customers with nitrogen ions and are developing ceramic ion beam synthesis techniques for total joint replacements.  We receive untreated cobalt chromium total joint replacements from our customers and implant them at our facility.  We then invoice and ship the implanted total joint replacements to our customers.  We maintain one major customer which accounted for 13% and 19% of total revenues in the year ended June 30, 2005 and 2004, respectively.

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

Radiopaque Coatings.  We have developed proprietary methods for applying radiopaque coatings onto a variety of medical devices manufactured by our customers in order to increase the visibility of such devices during interventional cardiology and other catheter-based procedures.  These biocompatible coatings are deposited using a proprietary unbalanced magnetron sputtered coating process.  The resulting coating is extremely dense and free of voids yielding good contrast and sharp edges under x-ray or fluoroscopic examination.  We use this process to coat guidewires and catheters.

Security Products

Trace Explosives Detection Equipment

General.  We are developing several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities.  The systems use our proprietary technology, which includes the use of laser beams in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air.

This research has been ongoing since May 1999.  This project was undertaken in response to the interest in ion beam phenomena by our research personnel who are constantly researching new applications for this technology.  The development of new applications is typically funded through government grants or internal funding.

The Department of Transportation has stated that the U.S. could spend between $1.9 billion and $2.5 billion on equipment for the detection of bulk and trace amounts of explosives.  However, we do not know how much will be allocated to each of trace and bulk equipment or how much allocated to equipment for the detection of trace amounts of explosives will be allocated to devices like ours.

In June 2000, we developed our first experimental device, which demonstrated sensitivity to the explosive TNT.  In June 2001, we developed a second-generation prototype with increased sensitivity and selectivity.  This device was able to detect and specify an increasing number of compounds within various explosive materials.  The explosives that have been tested to date are TNT, RDX, PETN, EGDN, and DNT. RDX is the primary component of C3 and C4 explosives, such as Datasheet and Semtex, as well as certain types of black powder explosives.  We believe these explosives represent the majority of the explosives presently used in terrorist activities.  During the year ended June 30, 2005 the Company has begun taking orders for, and shipping, product previously under development.

The electronic detection system detects microscopic quantities of explosive molecules in the air.  The device does not use any radioactive materials and does not produce a danger to personnel operating the device or scanned by the device.  The device is a sensor that receives signals that are already in the environment.  Our electronic detection system uses a sensor that does not require physical contact to screen the article to detect trace residues.  Since our device does not use a radioactive source, management believes it is safer than trace explosives residue detection systems currently in use.

Consistent with our policy to protect our proprietary technologies, we have been awarded four (4) patents and submitted six (6) additional patent applications to the United States Patent and Trademark Office.  These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.  The Company manufactures its explosives detection products in its manufacturing facility.

Semiconductor Products

Semiconductor Ion Implantation

General.  We supply ion implantation and analytical services to numerous semiconductor manufacturers, research laboratories, and research universities.  Ion implantation of electronic dopants into silicon, the process by which silicon is turned into a semiconductor, is an integral part of the integrated circuit fabrication process. While many of our customers have their own ion implantation equipment, they often use our services and specialized expertise for research and new product development because they do not want to interfere with production or because they are unable to perform the services themselves.

In October 2004, we acquired Core Systems and doubled our semiconductor ion implantation equipment and capacity.  This acquisition also enabled us to expand our revenue base by offering semiconductor refurbishing equipment and services which were unavailable to us before.  We further expanded our semiconductor base through the acquisition of Accurel Systems in March 2005.  We are now able to offer analytical and failure analysis diagnostic services to the manufacturers of semiconductor products.  The Company believes that through the consolidation of our processing efforts and complimentary services these acquisitions provide, we will be able to expand our semiconductor implantation services to include high volume production customers as well as the existing R & D and pilot production customers, both domestically and internationally.

Marketing and Sales

Our marketing and sales methods vary according to the characteristics of each of our main business areas.  Sales and marketing to the medical device markets are through our own direct sales force.  Our semiconductor segment includes implant services and implant diagnostic services.  Our Vice President, General Manager of Core Systems, along with an inside sales staff and several independent sales representatives, is responsible for semiconductor ion implantation services, including disk refurbishment and source conditioner sales.  The President of Accurel Systems is responsible for sales of our semiconductor analytical services.  Our Vice President of Explosives Detection Sales and Marketing is responsible for sales and marketing of our trace explosives technology, assisted by an inside sales staff and international sales reps.  In March 2005, the Company entered into an agreement with Rapiscan, a division of OSI Systems Inc. to distribute our products through a private label arrangement.  Sales of our brachytherapy products are the responsibility of our Director of Brachytherapy Products. The Company uses both inside direct sales personnel and independent sales representatives to sell our products.  The solicitation and proposal process for research and development contracts and grants are conducted by our President, our Chief Scientist, and our scientific staff.  Foreign sales have comprised less than five percent of our total revenues.

Medical Sales and Marketing

To promote sales of our radioactive prostate seeds and treatment planning systems, we exhibit at various medical trade shows, including the American Association of Physicists in Medicine (AAPM) show and the American Society for Therapeutics Radiology and Oncology (ASTRO) show, which are attended by the vast majority of our potential customers.  Sales are then concluded by our Director of Brachytherapy Products and direct sales force.

In the business of ion implantation for total joint replacements, we concentrate on identifying and serving leading manufacturers.  Where possible, we attempt to become the sole provider of devices or surface engineering services to each such manufacturer.  Our marketing and sales efforts require considerable direct contact and typically involve a process of customer education in the merits of our technology.  We accomplish this by first researching customer needs, delivering scientific papers at orthopedic and biomaterial conferences, and through presentations at customer sites.  Our internal research and government research grants, as well as our patent portfolio, are an integral part of the marketing process.

To promote sales of our radiopaque coatings, we attend trade shows, use press releases and call customers who we believe have an application for our technology.  Once a customer’s interest is established, the sales process proceeds with an initial demonstration project funded by the customer.  A set of developmental runs are then performed to determine project feasibility and to roughly optimize a parameter set for deposition.  After testing the samples generated, and considering cost estimates for production quantities, the customer may authorize us to proceed to pilot production.

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

Semiconductor Sales and Marketing

Since semiconductor ion implantation is a standard process in all integrated circuit fabrication, customers usually know what they want and little education is necessary.  Our services are promoted and sold through trade shows, advertising in trade magazines, direct mailings and press releases.  Most of our specialty implant sales are between $600 and $2,500 per order and take less than one day to complete.  The entire sales effort is often conducted by telephone.  Our sales range from production customers to outsourced customer-specified ion implantation services, which the customer’s own ion implantation department is unable or unwilling to perform, to small research projects.  Production implant sales are usually through long-term blanket purchase orders where our services are integrated seamlessly into our customer’s production line.

Semiconductor analytical services are promoted through Accurel Systems, our wholly owned subsidiary.  These sales are promoted through trade shows, and our direct sales force dedicated to this product line.

Government Contracts

Research and development contracts from the U.S. government must be won through a competitive proposal process which undergoes peer review.  We are in frequent contact with the National Institutes of Health, the Department of Defense, the Department of Homeland Security and other agencies at technical conferences to stay informed of the government’s needs.  We believe our management and senior scientific staff have earned a strong reputation with these and other agencies.  To date we have been awarded research and development contracts by the National Institute of Health, the Department of Defense, the National Science Foundation, the National Aeronautics and Space Administration, the Environmental Protection Agency and the Department of Homeland Security.

Research and Development

Our technical staff consists of 39 scientists and engineers, including six with Ph.D. degrees, and 33 with Bachelor Degrees or with expertise in physical sciences and engineering.  All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories.  Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government.  Under the Small Business Innovative Research program, we retain the right to patent anything developed pursuant to the program, however, the U.S. government retains a royalty free license to use the technology.  We have obtained over $12 million in U.S. government grants and contracts over the past 17 years.  Each research and development agreement with our corporate partners defines the rights to these agreements.

We spent approximately $3,633,000 and $3,841,000 on research and development in the fiscal years ended June 30, 2005 and 2004, respectively.  Approximately $1,691,000 and $2,210,000 of these research and development activities represents research and development costs that were directly sponsored by customers primarily in the form of government contracts and grants during 2005 and 2004, respectively.

Patents and Proprietary Technology

It is our policy to protect our proprietary position by, among other methods, filing United States and foreign patent applications. We currently have twenty-seven issued United States patents and fourteen United States patent applications pending.  Of the twenty-seven patents issued, four are of material importance to us and are in the explosives detection.  These four (4) material patents expire in the years 2021 through 2022.

We intend to seek further patents on our technologies, if appropriate.  However, there can be no assurance that patents will be issued for any of our pending or future applications or that any claim allowed from such applications will be of sufficient scope or strength, or be issued in all countries where we sell our products and services, to provide meaningful protection or any commercial advantage to us.

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

In the 510(k) clearance procedure, a company must show that its new product is “substantially equivalent” to a medical device that is currently approved for use.  This process requires an application to the FDA.  If the FDA determines that a product is in fact substantially equivalent to a product that has already been approved for use, the FDA grants 510(k) clearance for the sale of the new product.  This process is quicker and less expensive than obtaining approval for an entirely new product.  We obtained 510(k) clearance for our I-PlantTM prostate seed product in May 1999.  All of our presently contemplated new medical products require a 510(k) clearance only.

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

In addition to FDA regulation, certain of our activities are regulated by, and require approvals from, other federal and state agencies such as the Massachusetts Department of Public Health.

In order to ship our radioactive prostate seed product from our facility, we are required to obtain a radioactive sealed source registration from the Massachusetts Department of Public Health.  We obtained this certificate prior to the commencement of the commercial sales of our radioactive prostate seed product in the first half of fiscal 2001.  This certificate requires no maintenance or renewal as long as the design of the radioactive prostate seed is not changed.  The Massachusetts Department of Public Health can, however, terminate this certification in the event of an accident that would require a redesign of the product.  On July 28, 1999, we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission requirement, administered by the Commonwealth of Massachusetts as a Nuclear Regulatory Commission Agreement State.

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

Furthermore, our use, management, transportation, and disposal of certain chemicals and wastes are subject to regulation by several federal and state agencies depending on the nature of the chemical or waste material.  Certain toxic chemicals and products containing toxic chemicals require special reporting to the United States Environmental Protection Agency and/or its state counterparts.  We are not aware of any specific environmental liabilities that we could incur.  Our future operations may require additional approvals from federal and/or state environmental agencies, the cost and effects of which cannot be determined at this time.

Competition

In radioactive products, such as prostate seed implants, radioactive brachytherapy devices and coronary stents, we expect to compete with Oncura Corp., Theragenics Corp., and North American Scientific, Inc., all of which serve substantially the entire radioactive prostate seed market.  The number and types of procedures being performed on the prostate are increasingly drawing new entrants into the market.  We believe that competition, and, in turn, pricing pressures, may increase.  Many of our competitors have substantially greater financial, technical and marketing resources than we do.

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

Our competition in the semiconductor industry consists primarily of one company:  Innovion Corporation.  This company is located in San Jose, California and primarily serves the silicon wafer production needs of semiconductor factories in their local area.  We serve both east and west coast factories with silicon production and research and development laboratories worldwide.

In the trace explosives detection industry, Ion Track Division of General Electric and the Barringer Division of Smiths Plc. are our two primary competitors.  These two companies also use ion mobility spectrometry; however, they use a radioactive Nickel-63 source to ionize the explosive molecules.  This technology differs from our technology because we do not use a radioactive source to ionize the explosive molecules in the air.  We believe our technology provides our device with greater capabilities and less regulatory restrictions.

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

Employees

As of June 30, 2005, we had 112 full time employees.  We believe we maintain good relations with our employees.  None of our employees are represented by a union or covered by a collective bargaining agreement.

ITEM 2.                             PROPERTIES

We operate out of three separate locations.  Our corporate offices are located in an approximately 51,000 square foot leased facility in Wakefield, Massachusetts.  The facility is located approximately 15 miles north of Boston in a modern and well maintained business park.  Our current lease expires in December 2008.  In addition to our corporate offices, this facility houses all of our research and development, explosives detection systems and brachytherapy manufacturing, as well as semiconductor wafer processing and semiconductor equipment manufacturing.

Our second location is in Sunnyvale, California, just outside of San Jose.  This is where our Core Systems division is located.  We conduct our semiconductor wafer processing and semiconductor equipment refurbishing services and sales in an approximately 35,000 square foot leased facility.  This facility, specifically designed to perform semiconductor services, is well maintained to ensure the integrity of the product produced.  This lease expires in December 2009.

Our third location, also located in Sunnyvale, CA, is Accurel Systems.  This location, in a modern and well maintained business park, consists of a total of approximately 20,000 square feet and expires in September 2010.  We conduct our semiconductor analytical services at this location.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2005.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

As of June 30, 2005, our common stock, $0.10 par value, was traded on the American Stock Exchange under the symbol IMX.  The following sets forth the range of high and low closing sales prices on the American Stock Exchange

	High	Low
Fiscal Year Ended June 30, 2004:
Quarter ended September 30	$8.17	$5.10
Quarter ended December 31	9.33	6.72
Quarter ended March 31	14.95	9.49
Quarter ended June 30	16.54	10.24

Fiscal Year Ended June 30, 2005:
Quarter ended September 30	11.99	7.45
Quarter ended December 31	11.30	8.85
Quarter ended March 31	10.75	5.60
Quarter ended June 30	5.97	2.45

At September 30, 2005, the closing sales price of our common stock was $5.64.

Equity Compensation Plan Disclosure

The following table sets forth certain information as of June 30, 2005 regarding securities authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved by Security Holders	1,908,331	$5.66	119,077

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,908,331	$5.66	119,077

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business, and do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities

On March 8, 2005 the Company issued 1,080,780 shares of common stock at $7.22, in a private placement with fifteen investors.  The Company received $7,803,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $433,000.  In connection with the transaction, the Company issued warrants to the investors to purchase 270,195 shares of common stock at an exercise price of $9.35, which are exercisable anytime between September 4, 2005 and September 4, 2010.  In addition, the investors have rights to purchase up to 588,235 shares of common stock at a price of $8.50 per share, which are exercisable for a period commencing (i) anytime on or after September 4, 2005 and (ii) on or prior to the later of the 6 month anniversary of the effective date of the registration statement filed on April 12, 2005, or March 4, 2006.  The Company also issued warrants to the placement agent to purchase 43,231 shares of common stock at an exercise price of $9.35 per share, which are exercisable until March 4, 2010.  Should the investors exercise these additional investment rights, the placement agent will receive an additional warrant for 23,529 shares at an exercise price of $9.35 per share.  The Company utilized the proceeds from the sale of the securities for the acquisition of businesses and assets and working capital purposes

On March 9, 2005, the Company acquired all of the stock of Accurel Systems, from existing shareholders.  The aggregate purchase price of Accurel is estimated to be $12,176,000, which consists of the issuance of 418,194 shares of the Company’s common stock with a fair value of $3,520,000 based upon a value per share of $8.42, $6,036,000 in cash, $1,650,000 in a note payable to the former Accurel shareholders and estimated direct acquisition costs of $970,000.  The shareholder note payable was due in 120 days from the closing, July 9, 2005 and earned interest at 5%. The note was secured by all of the equipment of Accurel.  The purchase is subject to a holdback of $500,000 subject to the settlement of any and all liabilities not reflected in the closing balance sheet.  The shares issued were also subject to adjustment if the Company’s average stock price during the twenty trading days prior to the end of a three month lock-up is 25% higher or lower than the price on the closing date.  The effect of this adjustment is to limit the selling shareholders’ gain or loss on the Company’s common stock to 25% during the lock-up period ending June 9, 2005.  The average stock price for the twenty day period ending June 9, 2005 was $2.97.  An additional 504,144 shares of the Company’s stock were issued as a result of this adjustment.  The shares issued were determined based on the average market price of the securities over a twenty-day period ending March 8, 2005. The share price for valuation purposes was determined by the average share price for the period just prior to the date of the merger agreement announcement, pursuant to the guidance in EITF Issue No. 99-12.

On May 6, 2005, the Company purchased software technology from Rosses Medical Systems with an aggregate purchase price of $300,000, consisting of $100,000 in cash and 43,197 shares of the Company’s common stock with a fair value of $200,000.  In conjunction with this asset acquisition, the Company entered into consulting agreements with the former owners and a former employee of Rosses Medical and granted 181,426 non-qualified stock options to them, in total.  These options are fully vested, have a zero exercise price and are exercisable upon achieving certain sales milestones, commencing November 6, 2005.  The value of these options, if any, will be recorded as additional purchase price in the period earned.

ITEM 6.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Over the past 21 years, Implant Sciences Corporation has developed core technologies using ion implantation and thin film coatings for medical device applications and has proprietary processes and equipment for the manufacture of medical devices for radiation therapy.  This technology has been applied to the manufacture of our I-Plant radioactive prostate seeds using a dry fabrication process which we believe is more cost-effective and less hazardous than conventional processes which use radioactive wet chemistry.  We are currently developing a radioactive source to be used in a delivery system designed to provide breast cancer treatment.  The treatment, called accelerated partial beast irradiation therapy, following lumpectomy can be completed in five days rather than seven weeks of daily treatments using external beam radiation.  We believe this system will become the treatment of choice for women following lumpectomy.  The Company is also developing a new device for the treatment of ocular melanoma using brachytherapy, which we believe will provide a better distribution of radiation within the tumor while providing less discomfort for the patient.  The Company also has numerous other radiation therapy devices in various stages of development including devices for biliary duct cancer and dural irradiation.

We are also applying our ion implantation technologies to modify the surfaces of orthopedic joint implants, manufactured by the Stryker-Orthopaedics Division of Stryker Corporation, to reduce polyethylene wear generation.  We provide ion implantation and analytical services to numerous semiconductor manufacturers, research laboratories and universities.  In October 2004 and March 2005, we acquired two California semiconductor companies.  These acquisitions have significantly increased our revenue base and expanded the products and services we can offer to our semiconductor customers.

Since May 1999, we have been performing research to develop a trace explosives detector, which could be used to detect hidden bombs in airports and other public places.  This technology is yet another application of our ion source technology.  At present, we are developing both portable and bench-top systems for use in airports and Department of Defense facilities.  Prototype units have been delivered to the Department of Defense and Department of Transportation facilities for demonstration and evaluation.  We have sold units to both domestic and international government agencies.  We currently have four issued United States patent and six United States patents pending covering our explosives detection technologies and processes.

On October 15, 2004 the Company acquired Core Systems. On March 9, 2005 the Company acquired Accurel Systems International.   The results of operations, of the acquired companies, are part of the Company’s semiconductor business segment.  The results of operations for the acquired companies are included in the Company’s results of operations since the date of their respective acquisition.  As such, the results of operations and the balance sheets of the years ended June 30, 2005 and 2004 are not comparable.

On March 23, 2005, the Company entered into a Development, Distribution and Manufacturing Agreement with Rapiscan Systems.  The agreement provides for: the manufacture and sale of the Company’s existing explosives detection equipment on a private label basis; the funding by Rapiscan of up to $1,000,000 for the development of a trace explosives detection subsystem to be integrated with Rapiscan’s X-ray baggage screening device technology; and up to $2,000,000 for the development of other trace explosives detection subsystems.  The agreement includes various manufacturing, selling and distribution rights.  No revenue has been recorded related to this agreement.

On May 6, 2005, the Company purchased certain software technology assets from Rosses Medical Systems.  This treatment planning software compliments our prostate seed products and as such we believe will provide new sales opportunities for seed sales.  For the year ended June 30, 2005 revenues from this treatment planning software were immaterial.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech International, Inc. (“CardioTech”), a public company and related party of the Company, and CorNova, Inc. (“CorNova”) (Note 9).  CorNova is a start-up company incorporated as a Delaware corporation on October 12, 2003. CorNova is developing a series of coronary stents used in angioplasty procedures.  The ultimate goal is to market and sell a new drug eluting stent based on proprietary technology provided by the Company and CardioTech. All stents are primarily to be distributed in the non-US markets.  The first part of the plan is to market a new Cobalt-Chrome stent which has been developed and is scheduled to be released early in calendar 2006.  The drug eluting version which is based upon the Cobalt-Chrome base is scheduled for release in 2007.

The Company manages its business and reports results from operations for three business segments: Medical, which includes radioactive seeds, orthopedic coatings, medical related government contracts and other related activities; Explosives Detection, which includes development contracts and products sales related to the Company’s trace explosives detection devices; and Semiconductor, which includes ion implantation, disk refurbishment, source conditioning equipment and semiconductor analysis services.

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the years ended June 30, 2005 and 2004.  It should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Year Ended June 30, 2005 vs. June 30, 2004

Revenues. Total revenues for the year ended June 30, 2005 were $12,286,000 as compared to $8,566,000 for the comparable prior year period, an increase of $3,720,000 or 43%.   Our revenues by business segment are as follows:

Year Ended June 30, 2005
Medical	Semiconductor	Explosives
$4,146,000	$6,630,000	$1,510,000

Year Ended June 30, 2004
Medical	Semiconductor	Explosives
$4,957,000	$1,022,000	$2,587,000

 The increase is primarily attributable to revenues from Core Systems and Accurel Systems since their acquisitions on October 15, 2004 and March 9, 2005 respectively, which were not included in the previous year.   Revenues from Core and Accurel totaled approximately $5,838,000 and are included in our semiconductor segment.  Semiconductor revenues were $6,630,000 as compared to $1,022,000 in the prior year period, an increase of $5,608,000, or 549%.

Seeds revenues were $1,684,000 as compared to $2,744,000 for the prior year, a decrease of $1,060,000, or 39%.  The decrease in revenues from seeds was primarily due from a pattern of decreasing volumes that started last year.  Management believes the seed volumes have now stabilized and are taking steps to achieve higher seed volumes in the coming year, including the benefits of selling our recently acquired treatment planning software to our customers.

Revenues from medical and industrial coatings were $2,018,000 as compared to $1,707,000 for the prior year, an increase of $287,000, or 17%.   While revenue from orthopedic related coatings remains virtually unchanged from the prior year period, we recognized a $247,000, or nearly 500% increase, in our non-orthopedic related medical coatings.  This increase was related to certain new customers transitioning from research and development projects to the beginning stages of production.  We expect to see continued growth in this area.  Medical contract sales decreased $62,000 to $444,000 as compared to $506,000 in the prior year due to the completion of certain contracts.

Revenues from the Company’s explosives detection business declined to $1,510,000 as compared to $2,587,000 for the prior year, a decrease of $1,077,000 or 42%.  This decrease is attributable to the completion of certain government contracts.  Explosives detection contract revenues were $1,294,000 and $2,463,000 for the years ended June 30, 2005 and 2004, respectively. The Company is transitioning the explosives business from primarily a contracts/development business to a product sales business.  To that extent we have established strategic sales and distribution relationships both domestically and internationally. For the year ended June 30, 2005, the Company has deferred $328,000 of explosives product revenues, pending final customer acceptance.   The Company recently announced a major order for its explosives detection product from its distributor in China. Explosives detection product revenues were $216,000 and $0 for the years ended June 30, 2005 and 2004, respectively.

Cost of Revenues.  Cost of revenues for the year ended June 30, 2005 was $12,056,000 as compared to $6,186,000 for the comparable prior year period, an increase of $5,870,000, or 95%.  The cost of revenues by business segment is as follows:

Year Ended June 30, 2005
Medical	Semiconductor	Explosives
$3,821,000	$6,316,000	$1,919,000

Year Ended June 30, 2004
Medical	Semiconductor	Explosives
$3,822,000	$1,280,000	$1,084,000

The overall increase in cost of revenues is primarily a result of costs attributable to Core and Accurel since their acquisition on October 15, 2004 and March 9, 2005, respectively.  Cost of revenues at Core and Accurel totaled $4,807,000. Core and Accurel are included in our semiconductor segment.  In addition, our cost of revenues also increased due to our efforts to ramp up our explosives detection manufacturing capability as we transition from primarily contract revenues to higher volumes of product sales related to the explosives detection business segment.  The cost of our explosives detection revenues were $1,919,000 compared to $1,084,000 in the prior year, an increase of $835,000 or 77%.  During the year ended June 30, 2005, we wrote off $342,000 to cost of revenues, of equipment, that was determined by management, to have no future value.  This equipment was originally purchased or built for very specific applications or technologies that in management’s judgment no longer justify additional expenditure and no other use for this equipment exists.  Most of the equipment write offs were attributable to the medical segment.

Overall gross margins were 2% of revenues in the year ended June 30, 2005 as compared to 28% of revenues in the prior year.  The decrease in the gross margin percentage is attributable to relatively high fixed costs in our medical products segment that cannot be easily adjusted for the decrease in revenues, which the Company experienced. Medical segment gross margins were $325,000, or 8% of revenues, for the year ended June 30, 2005 as compared to $1,135,000, or 23% of revenues, for the prior year period.  We have reviewed our inventory valuations and have determined that the valuations do not need to be adjusted.  In addition, the transition from contract/development work in the explosives detection segment created a situation in which the Company had declining revenues due to completion of major contracts, at the same time the Company is building its product manufacturing capability. The result of this transition was a gross margin loss $409,000, or 27%, of sales for the explosives detection segment, for the year ended June 30, 2005 as compared to gross margins of $1,507,000, or 58%, in the prior year period.  Semiconductor margins were 5% of revenues as compared to a gross margin loss of 25% in the prior year period. This turnaround is attributable to Accurel since its acquisition by the Company on March 9, 2005.  Management expects a significant improvement in semiconductor margins once Accurel is included in the results for a full twelve months.

Research and Development.  Research and development expense for the year ended June 30, 2005 was $1,942,000 as compared to $1,631,000 for the comparable prior year period, an increase of $311,000, or 19%.  These expenses include $241,000 and $300,000 of stock-based compensation expense, respectively. The Company continues to expend funds to further the development of new products in the areas of explosives and toxic substance detection and temporary brachytherapy areas.

Selling, General and Administrative.  Selling, general and administrative expenses for the year ended June 30, 2005 were $5,524,000 as compared to $4,599,000 for the comparable prior year period, an increase of $925,000, or 20%.   This increase is primarily related to $1,260,000 of additional selling, general and administrative expenses incurred since the acquisition of Core Systems and Accurel Systems on October 15, 2004 and March 9, 2005, combined with increased spending for legal, accounting and consulting services.  This increase was offset by a $1,144,000 or 89% reduction of non-cash, stock based compensation, to $135,000 in the twelve month period ending June 30, 2005, as compared with $1,279,000 during the twelve month period ended June 30, 2004.  Additional increases in selling, general and administrative expenses included an increase of $339,000 related to salaries and employee related expenses,  reflecting new hires during the year; an increase in rent expense of $171,000 due to expansion of floor space and; an increase in audit and tax fees of $153,000.

 Other Income and Expenses, Net.  For the year ended June 30, 2005, we recorded other expense, net, of $169,000 as compared to $162,000, in the comparable prior year period.

Net Loss.  Net loss for the year ended June 30, 2005 was $7,405,000 as compared with $4,012,000 for the comparable prior year period, an increase in net loss of $3,393,000, or 85%.  The increase in net loss is primarily due to losses in the explosives detection business due to the completion of certain government contracts early in the year and costs related to increasing our manufacturing capability ahead of expected product orders.  Our acquisition of Core Systems on October 15, 2004 was expected to have a positive impact on earnings because of expected operating efficiencies and increased revenues when combined with the Company’s existing semiconductor operations.  These benefits have been slow to develop and Core has experienced losses since it was acquired.  Management continues to focus on opportunities for Core that could have significant profit potential. The Company continually reviews its goodwill assets for potential impairment.  The Company contracted an independent appraiser to do the annual assessment of this asset. The results of this assessment conclude that the goodwill is not impaired.  However, if events should occur and an impairment charge is warranted it could have a significant impact on the Company’s financial results for the period then reported.   Preferred distribution, dividends and accretion were $1,183,000 in the year ended June 30, 2005 as compared to $2,527,000 in the year ended June 30, 2004.  This decrease is attributable to the conversion of preferred stock to common stock during the periods shown.  All outstanding preferred stock had been converted as of June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had approximately $1,549,000 in the form of cash and cash equivalents.  During the year ended June 30, 2005 the Company acquired Core Systems and Accurel Systems International.  The balance sheet items of these acquisitions are included in the June 30, 2005 consolidated balance sheet but not in the June 30, 2004 balance sheet.  As such the balance sheets as of June 30, 2005 and 2004, are not comparable.  The cash flows represent changes since the companies were acquired. During the year ended June 30, 2005, operating activities used cash of approximately $3,329,000.  Net cash used by operating activities primarily reflects the $7,405,000 net loss offset by $3,010,000 in depreciation and other non-cash expenses.  In addition the Company invested $549,000 in inventory as it begins its production of the explosives detection product and paid down its liability to Med-Tec by $258,000.  The Company realized cash of $433,000 by lowering its accounts receivables due to timely payments from government contracts and $59,000 from reduced prepaid expenses.  Accounts payables and accruals increased $435,000 reflecting the increase in operating activities. Cash flows from deferred revenues increased by $714,000 primarily due to payments received by the Company, for products and services not recognized by the Company as revenues, until final acceptance by the customer.   During the year ended June 30, 2005, investing activities used cash of approximately $8,217,000, which was primarily attributable to $8,829,000 used in the acquisition of Core and Accurel offset by $1,400,000 realized from the sale of acquired assets.  During the year ended June 30, 2005, financing activities provided approximately $6,189,000 in cash.  Net cash provided by financing activities primarily includes net proceeds from a private placement of $7,289,000 and $1,036,000 from the exercise of options and warrants.  Net cash provided by financing was offset by payments on our long term debt of $2,082,000 including $1,170,000 of debt paid off by the Company associated with the acquired assets that were sold

On September 30, 2005, the Company executed a $5,000,000 preferred stock instrument with Laurus Master Fund, Ltd., and issued 500,000 shares of Series D Cumulative Convertible Preferred Stock.  The terms of the agreement state that repayment can be made in cash or converted into the Company’s common stock at a fixed conversion price equal to $6.80 per common share, up to a maximum of approximately 735,000 shares, over a thirty-six (36) month period.  The preferred stock has a dividend equal to the prime rate plus one percent (1%) and provides for monthly redemptions of approximately $152,000 to be paid in cash or common shares, at the option of the Company, subject to certain restrictions, commencing on January 1, 2006.  In addition, Laurus was granted a warrant to purchase 50,000 shares of the Company’s common stock exercisable at a price of $10.20 per share.  The Company utilized the proceeds to repay the $3 million term note signed on July 7, 2005, plus accrued interest, and for working capital. As part of the financing, the Company paid Laurus Capital Management, LLC, the manager of Laurus, a closing payment equal to $90,000, plus due diligence and legal expenses of $27,000.

On July 6, 2005, the Company executed a $3,000,000 secured term note from Laurus Master Fund, Ltd. Net proceeds from the financing are to be used for increasing the capacity of the Quantum Sniffer production line, increasing unit inventories and the repayment of certain indebtedness due and owing by the Company to the former shareholders of Accurel Systems International.  As part of the financing, the Company paid Laurus Capital Management, LLC, the manager of Laurus, a closing payment equal to $135,000, plus due diligence and legal expenses of $12,000.   The term note is secured by substantially all of the Company’s assets, has a 4-month term and bears interest at a rate equal to prime plus 1% per annum.  In connection with the financing, on September 30, 2005, the Company issued Laurus a common stock purchase warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share.

On June 8, 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley based Bridge Bank, N.A.  The revolving credit facility has a one year term, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%), and is secured by certain assets of the Company.  The credit facility is also subject to various financial covenants.  As of June 30, 2005 no funds have been drawn on this credit facility.

On March 8, 2005 the Company issued 1,080,780 shares of common stock at $7.22, in a private placement with fifteen investors.  The Company received $7,803,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $433,000.  In connection with the transaction, the Company issued warrants to the investors to purchase 270,195 shares of common stock at an exercise price of $9.35, which are exercisable anytime between September 4, 2005 and September 4, 2010.  In addition, the investors have rights to purchase up to 588,235 shares of common stock at a price of $8.50 per share, which are exercisable for a period commencing (i) anytime on or after September 4, 2005 and (ii) on or prior to the later of the 6 month anniversary of the effective date of the registration statement, filed on April 12, 2005, or March 4, 2006.  We also issued warrants to the placement agent to purchase 43,231 shares of common stock at an exercise price of $9.35 per share, which are exercisable until March 4, 2010.  Should the investors exercise these additional investment rights, the placement agent will receive an additional warrant for 23,529 shares at an exercise price of $9.35 per share.  The Company utilized the proceeds from the sale of the securities for the acquisition of businesses and assets and working capital purposes

On July 22, 2004,  the Board authorized the Company to repurchase up to 300,000 shares of the outstanding shares of common stock, from time-time, in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  In July 2004, the Company repurchased 6,000 shares ranging in price from $8.91 to $9.02 per share, having an average share price of $8.97.  As of June 30, 2005, the maximum allowed to be repurchased is 294,000 shares.

Since May 1999, we have been developing several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities.  The systems use our proprietary Laser IMS technology, which includes the use of laser beams in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air.

This project is currently being undertaken by both our internal scientists and outside contractors.  The development of new applications is typically funded through government grants or internal funding.  Since March 2000, we have received twelve contracts totaling over $14 million for detection of toxic chemicals or explosives from agencies such as the Departments of the Army, Air Force, Marine Corps, Navy and the Department of Homeland Security.

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

We are developing several versions of our explosives detection systems, including: (i) a table-top unit, which can be used to screen passengers and carry-on baggage in airports; (ii) a portable system, which can be used to clear buildings, aircrafts, or ships where hidden bombs are believed to exist and (iii) a walk-through passenger portal.  We are currently selling certain of these products internationally and plan to market these systems to U.S. government agencies for use in airports, government buildings and facilities.

We are currently expending significant resources to set up our explosives detection manufacturing facility in anticipation of our explosives detection system orders.  Although we continue to fund as much research and development as possible through government grants and contracts in accordance with the provisions of the respective grant awards we will require additional funding in order to continue the advancement of the commercial development and manufacturing of the explosives detection system.  We will attempt to obtain such financing by: (i) government grants, (ii) the exercise of the redeemable common stock purchase warrants, (iii) private financing, or (iv) strategic partnerships.  However, there can be no assurance that we will be successful in our attempts to raise such additional financing.

Consistent with our policy to protect our proprietary technologies, we have been awarded four patents and have submitted an additional six patent applications to the United States Patent and Trademark Office.  These patents and applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

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

As of June 30, 2005, we were conducting our operations with approximately $1,549,000 in cash and cash equivalents.  We estimate we will need additional sources of cash combined with our cash flow from operations to fund our working capital in the next twelve months.  Future expenditures for research and product development, especially relating to outside testing, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.  Subsequent to year end, the Company’s financing activites generated approximately $3,086,000 in additional cash.

Since the end of our fiscal year ended June 30, 2005, the Company has taken several steps to mitigate the risk of its ability to continue as a going concern.  In terms of improving its cash and working capital position, the Company i) raised an additional $5,000,000 on September 30, 2005 through the issuance of a Series D Cumulative Convertible Preferred Stock (see Note 25 of the Footnotes to the Financial Statements) and ii) extended the termination date of its $1,500,000 line of credit with a bank from June 30, 2006 to December 31, 2006.  On August 31, 2005, the Company was awarded a contract from the Transportation Security Administration in the approximate amount of $2,200,000 to develop a “next-generation” passenger portal within a twelve (12) month period.  This funding by the TSA will support our current explosives research and development efforts.

During the course of fiscal 2005 the Company made significant investments in the growth of its semiconductor business and in the development and commercialization of its explosives detection technology and equipment.  The growth in the semiconductor business was realized through the acquisition of Core Systems Inc. in October 2004 and Accurel International System Inc. in March 2005.  Management believes that it has substantially completed its transition and integration efforts and can now focus on the organic growth of revenues and continue to work towards improvements in the operational efficiencies of this business unit.  Management believes that its explosives detection business unit has transgressed from a “development stage” operation over the past several years to an operating entity with established manufacturing, distribution and service capabilities.  Recently, the Company accepted an order for the delivery of 123 units of its handheld explosives detection equipment to the Chinese government having a manufacturer’s suggested retail price (“MSRP”) of approximately $3.7 million.  The Company provides its distributor a discount from the MSRP and will recognize the discounted portion of the revenue from this order upon shipment, with periodic shipments expected to begin in October 2005.  Through its direct and indirect distribution network, the Company has quotes to several domestic and international government agencies and commercial companies and believes that a substantial backlog could be achieved.

Based on the current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand, and the net proceeds from the financings and government awards mentioned above would be sufficient to fund operations until the Company achieves profitability.  However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital and   stockholders' deficits as of June 30, 2005.  The Company raised net proceeds aggregating approximately $8,326,000 during the year ended June 30, 2005 from the sale of common stock in connection with a private placement and the exercise of options and warrants.  Since the end of our fiscal year ended June 30, 2005, the Company has taken several steps to mitigate the risk of its ability to continue as a going concern.  In terms of improving its cash and working capital position, the Company i) raised an additional $5,000,000 on September 30, 2005 through the issuance of a Series D Cumulative Convertible Preferred Stock (see Note 25) and ii) extended the termination date of its $1,500,000 line of credit with a bank from June 30, 2006 to December 31, 2006.  Approximately $3,000,000 of the Series D preferred stock was issued for the purpose of converting a previously issued $3,000,000 short term note into this Series D preferred stock.  The Series D preferred stock contains mandatory redemptions on a monthly basis beginning in January 2006.  These mandatory redemptions are redeemable in cash or shares of the Company’s common stock, at the Company’s option so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price.  There can be no assurances that forecasted results will be achieved or that the Company’s stock price will remain at a level to allow the Company to redeem the outstanding shares of Series D preferred and accrued dividends with shares of its common stock.

During the course of fiscal 2005 the Company made significant investments in the growth of its semiconductor business and in the development and commercialization of its explosives detection technology and equipment.  The growth in the semiconductor business was realized through the acquisition of Core Systems Inc. in October 2004 and Accurel International System Inc. in March 2005.  Management believes that it has substantially completed its transition and integration efforts and can now focus on the organic growth of revenues and continue to work towards improvements in the operational efficiencies of this business unit.  Management believes that its explosives detection business unit has transgressed from a “development stage-like” operation over the past several years to an operating entity with established manufacturing, distribution and service capabilities.  Recently, the Company accepted an order for the delivery of 123 units of its handheld explosives detection equipment to the Chinese government having a manufacturers suggested retail price (“MSRP”) of approximately $3.7 million.  The Company provides its distributor a discount from the MSRP and will recognize the discounted portion of the revenue from this order upon shipment, with periodic shipments expected to begin in October 2005.  Through its direct and indirect distribution network, the Company has quotes to several domestic and international government agencies and commercial companies and believes that a substantial backlog could be achieved.  Additionally, on August 31, 2005, the Company was awarded a contract from the Transportation Security Administration in the approximate amount of $2,200,000 to develop a “next-generation” passenger portal within a twelve (12) month period.  This funding by the TSA will support our current explosives research and development efforts.  The Company has a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies.  Management will continue to pursue government grants and contracts to support its research and development efforts in the areas of semiconductor, medical device and explosives and toxic substances detection.

Based on the current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand, and the net proceeds from the financings and government awards mentioned above would be sufficient to fund operations until the Company achieves profitability.  However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2005 are as follows:

	Debt and Capital Leases (1)	Operating Lease	MED-TEC (2)	Total
Year ending June 30:
2006	$2,052,000	$1,620,000	$348,000	$4,020,000
2007	386,000	1,673,000		2,059,000
2008	377,000	1,713,000		2,090,000
2009	131,000	1,454,000		1,585,000
2010	3,000	838,000		841,000

Total	$2,949,000	$7,298,000	$348,000	$10,595,000

(1)  Includes $1,650,000 in short term notes payable to Accurel shareholders  (See Notes 19 and 25 of the consolidated financial statements).

 (2)  Relates to MED-TEC payment obligation (See Note 15 of the consolidated financial statements).

On June 30, 2004, the Company entered into an employment agreement with Dr. Anthony J. Armini, the Company’s President and CEO, with an initial term of three years and an automatic renewal for a successive period of three years, unless the Company or Dr. Armini give the other party not less than three months written notice of non-renewal.  Under this employment agreement, Dr. Armini serves as the Company’s president and chief executive officer at a base salary of up to $210,000.  In addition, Dr. Armini may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position.  The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days written notice.  In the event the Company terminates Dr. Armini’s employment without cause, the Company will pay him 12 months salary.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Armini is subject to a non-competition provision.

On June 30, 2004, the Company entered into an employment agreement Dr. Stephen Bunker, the Company’s Vice President and Chief Scientist, with an initial term of three years and an automatic renewal for a successive period of three years, unless the Company or Dr. Bunker give the other party not less than three months written notice of non-renewal.  Under this employment agreement, Dr. Bunker serves as the Company’s vice president and chief executive scientist at a base salary of up to $150,000.  In addition, Dr. Bunker may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position.  The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice.  In the event the Company terminates Dr. Bunker’s employment without cause, the Company will pay him 12 months salary.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Bunker is subject to a non-competition provision.

On October 15, 2004, the Company entered into an employment agreement Walter J. Wriggins, the Company’s Vice President and General Manager of Core Systems, with an initial term of one year and an automatic renewal for a successive period of one year, unless the Company or Mr. Wriggins give the other party not less than thirty days written notice of non-renewal.  Under this employment agreement, Mr. Wriggins serves as our Vice President of Business Development/Operations and general manager of Core Systems at a base salary of $140,000.  In addition, Mr. Wriggins may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position.  The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice.  In the event the Company terminates Mr. Wriggins’ employment without cause, the Company will pay him the balance of the salary due for the term of the agreement.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Mr. Wriggins is subject to a non-competition provision

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 7 of our Form 10-KSB as of June 30, 2005.  Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.  During the year ended June 30, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 “Goodwill and Other Intangible Assets.”

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

Revenues for which the Company has received payment, but has not yet recognized the revenues, pending fulfilling its obligations under the sales agreement, are reflected on the balance sheet as deferred revenues.

Revenues relating to software licenses, computer hardware and software maintenance agreements will be recognized as defined in Statement of Position (“SOP”) 97-2.  Revenues related to such sales generated during the year ended June 30, 2005 were immaterial and there were no such revenues generated during the year ended June 30, 2004.

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

•                  Valuation of Certain Marketable Equity Securities

The Company currently classifies its investment securities as available-for-sale securities. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in accumulated other comprehensive income until the securities are sold or otherwise disposed of.  However, in accordance with SFAS No. 115, a decline in fair market value below cost that is other than temporary is accounted for as a realized loss.  To date, we have not experienced any realized losses.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  We have recorded a full valuation allowance against our deferred tax assets of $6,890,000 as of June 30, 2005, due to uncertainties related to our ability to utilize these assets.  The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

•                  Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, management compares the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31st as the date of performing the annual goodwill impairment test Future events could cause management to conclude that impairment indicators exist and that goodwill associated with the Company’s acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Intangible assets with finite lives consist of acquired customer base, technology and trademarks and are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which matches the periods in which those cash flows are estimated to be produced, or straight line over the estimated useful lives, if no other method provides a better result. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible assets may warrant   revision or that the carrying value of these assets may be impaired. To compute whether intangible assets with finite lives been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

•                  Equity Transactions

In many of our financing transactions, warrants have been issued.  Additionally, we issue options and warrants to non-employees from time to time as payment for services.  In all of these cases, we apply the principles of SFAS No. 123 “Accounting for Stock-based Compensation” to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors.  The Company records financing and certain offering costs associated with its capital raising efforts in its statements of operations.  These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” by other securities issued in connection with preferred stock as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” based on their relative fair values.  We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued, SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify that, abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provision of FAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

   In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, which eliminates the exception of fair value measurement for non-monetary exchanges of similar productive assets in existing accounting literature and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

  In December 2004, the FASB issued Statement No. 123-R, “Share-Based Payments.” SFAS 123-R is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” The Company is required to adopt the provisions of SFAS 123-R as of the beginning of its third fiscal quarter of 2006, beginning January1, 2006.  This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment.  The provisions of this statement are effective for all employee equity awards granted on or after the required effective date and to any unvested awards outstanding as of the required effective date. Retrospective application is permitted. The Company has not yet assessed the impact of adopting this new standard.  The Company does expect the impact of adopting this new standard to be of a material nature.

ITEM 7.                             CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related report of independent registered public accounting firm are appended to the end of this Form 10-KSB for the fiscal year ended June 30, 2005 and contain the following:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2005 and 2004
Consolidated Statements of Operations for the years ended June 30, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income(Loss) for the years ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheet of Implant Sciences Corporation and subsidiaries (the “Company”) as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended June 30, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Implant Sciences Corporation and subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholder deficits as of June 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Boston, Massachusetts
October 10, 2005

IMPLANT SCIENCES CORPORATION

CONSOLIDATD BALANCE SHEETS

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$1,549,000	$6,906,000
Accounts receivable, less allowance of $147,000 and $89,000, respectively (Note 2)	3,003,000	709,000
Accounts receivable, unbilled (Notes 2 and 7)	298,000	1,434,000
Inventories (Notes 2 and 3)	1,204,000	481,000
Investments - available for sale securities (Notes 2 and 9)	204,000	419,000
Prepaid expenses and other current assets	224,000	140,000
Total current assets	6,482,000	10,089,000

Property and equipment, net (Notes 2, 4 and 10)	10,434,000	4,308,000
Amortizable intangible assets, net (Notes 15 and 20)	2,057,000	625,000
Investment in unconsolidated subsidiary (Note 6)	531,000	63,000
Other non-current assets (Note 24)	511,000	139,000
Goodwill (Note 20)	12,213,000	—
Total assets	$32,228,000	$15,224,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease (Notes 10 and 15)	$2,052,000	$101,000
Payable to Med-Tec (Note 15)	348,000	394,000
Accrued expenses (Note 5)	2,445,000	740,000
Accounts payable	1,526,000	578,000
Current portion of long term lease liability (Note 19)	102,000
Deferred revenue	773,000	23,000
Total current liabilities	7,246,000	1,836,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities (Notes 10 and 15)	897,000	6,000
Long-term lease liability (Note 19)	701,000	—
Payable to Med-Tec, net of current amount (Note 15)	—	212,000
Total liabilities	8,844,000	2,054,000

Commitments and contingencies (Note 10)

Convertible preferred stock (Note 12): 5,000,000 shares authorized 5% Series C Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 250,000 shares designated; 0 shares 131,875 shares issued and outstanding, respectively	—	670,000

Stockholders’ equity (Notes 13 and 16):
Common stock, $0.10 par value; 20,000,000 shares authorized; 10,756,842 and 8,370,338 shares issued and outstanding, respectively	1,075,000	837,000
Additional paid-in capital	50,995,000	31,360,000
Accumulated deficit	(28,115,000)	(19,527,000)
Deferred compensation (Note 2 and 13)	(349,000)	(449,000)
Accumulated other comprehensive income (loss)	(5,000)	313,000
Treasury stock, 22,449 and 3,103 common shares, respectively, at cost (Note 6)	(217,000)	(34,000)
Total stockholders’ equity	23,384,000	12,500,000
Total liabilities and stockholders’ equity	$32,228,000	$15,224,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPLANT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2005	2004
Revenues (Notes 7 and 8):
Medical	$4,146,000	$4,957,000
Semiconductor	6,630,000	1,022,000
Explosives detection	1,510,000	2,587,000
Total revenues	12,286,000	8,566,000

Cost of revenues:
Cost of medical revenues	3,821,000	3,822,000
Cost of semiconductor revenues	6,316,000	1,280,000
Cost of explosives detection revenues	1,919,000	1,084,000
Total cost of revenues	12,056,000	6,186,000

Gross margin	230,000	2,380,000

Operating expenses:
Research and development	1,942,000	1,631,000
Selling, general and administrative	5,524,000	4,599,000
Total operating expenses	7,466,000	6,230,000

Loss from operations	(7,236,000)	(3,850,000)

Other income (expenses):
Interest income	48,000	23,000
Interest expense	(142,000)	(135,000)
Equity losses in unconsolidated subsidiaries (Note 6)	(75,000)	(50,000)
Total other expense, net	(169,000)	(162,000)

Net loss	(7,405,000)	(4,012,000)

Preferred distribution, dividends and accretion (Note 12)	(1,183,000)	(2,527,000)

Net loss applicable to common shareholders	$(8,588,000)	$(6,539,000)

Net per share applicable to common shareholders, basic and diluted	$(0.91)	$(0.89)

Weighted average common shares outstanding used in computing basic and diluted loss per share	9,412,548	7,317,677

The accompanying notes are an integral part of these consolidated financial statements.

IMPLANT SCIENCES CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2004 AND 2005

									Notes
	Common Stock		Additional			Accumulated Other			Receivable	Total
	Number of		Paid-in	Accumulated	Deferred	Comprehensive	Treasury Stock		from	Stockholders’	Comprehensive
	shares	$.10 par value	Capital	Deficit	Compensation	Income	Shares	Cost	Employees	Equity	Loss

Balance at June 30, 2003	6,650,156	$665,000	$16,064,000	$(12,988,000)	$(7,000)	$117,000	—	$—	$(223,000)	$3,628,000

Issuance of common stock pursuant to exercise of stock options	138,635	14,000	516,000							530,000

Issuance of common stock pursuant to exercise of warrants	186,120	19,000	1,083,000							1,102,000

Issuance of common stock pursuant to employee stock purchase plan	7,135	1,000	28,000							29,000

Issuance of common stock pursuant to private financing agreement, net of issuance costs of $310,000	468,604	47,000	4,642,000							4,689,000

Conversion of 7% Series A Cumulative Convertible Preferred Stock and related accrued dividends into common stock	301,143	30,000	1,501,000	(32,000)						1,499,000

Conversion of 5% Series B Cumulative Convertible Preferred Stock and related accrued dividends into common stock	371,336	37,000	2,057,000	(63,000)						2,031,000

Issuance of common stock to consultants in exchange for services	11,205	1,000	109,000							110,000

Accretion and dividends on 7% Series A Cumulative Convertible Preferred Stock				(532,000)						(532,000)

Accretion of the beneficial conversion feature and common stock warrants in connection with the 5% Series B Cumulative Convertible Preferred Stock			1,009,000	(1,224,000)						(215,000)

Accretion of the beneficial conversion feature and common stock warrants in connection with the 5% Series C Cumulative Convertible Preferred Stock			1,005,000	(638,000)						367,000

Conversion of 5% Series C Cumulative Convertible Preferred Stock and related accrued dividends into common stock	175,000	17,000	1,164,000							1,181,000

Repayment of notes receivable from employees									223,000	223,000

Investment in unconsolidated subsidiaries (Note 6)	10,344	1,000	112,000			(6,000)	3,103	(34,000)		73,000	(6,000)

Fair value associated with warrants and nonqualified stock options issued to nonemployees	—	—	992,000		2,000					994,000

Stock-based compensation associated with warrants and nonqualified stock options issued to employees below fair market value	50,660	5,000	1,040,000		(444,000)					601,000

Unrealized gain on available for sale securities						202,000				202,000	202,000

Value of underwriter IPO unit warrant extension (Note 13)			38,000	(38,000)						—

Net loss				(4,012,000)						(4,012,000)	(4,012,000)
Balance at June 30, 2004	8,370,338	$837,000	$31,360,000	$(19,527,000)	$(449,000)	$313,000	3,103	$(34,000)	$—	$12,500,000	$(3,816,000)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional			Accumulated Other			Total
	Number of		Paid-in	Accumulated	Deferred	Comprehensive	Treasury Stock		Stockholders’	Comprehensive
	shares	$.10 par value	Capital	Deficit	Compensation	Income	Shares	Cost	Equity	Loss

Balance at June 30, 2004	8,370,338	$837,000	$31,360,000	$(19,527,000)	$(449,000)	$313,000	3,103	$(34,000)	$12,500,000

Issuance of common stock pursuant to exercise of stock options	153,160	15,000	856,000						871,000

Issuance of common stock pursuant to exercise of warrants	42,810	4,000	137,000						141,000

Issuance of common stock pursuant to employee stock purchase plan	3,075	—	25,000						25,000

Issuance of common stock pursuant to private financing agreement, net of issuance costs	1,080,780	108,000	7,181,000						7,289,000

Conversion of 5% Series C Cumulative Convertible Preferred Stock and related accrued dividends into common stock	208,289	21,000	1,417,000	(55,000)					1,383,000

Accretion and dividends on 5% Series C Cumulative Convertible Preferred Stock	—	—	—	(649,000)					(649,000)

Investment in unconsolidated subsidiaries (Note 6)	76,687	8,000	742,000			(78,000)	13,346	(129,000)	543,000	(78,000)

Issuance of common stock pursuant to investment in Core Systems	311,437	31,000	3,219,000			—	—	—	3,250,000	—

Issuance of common stock in exchange for the retirement of debt in connection with the acquisition of Core Systems	48,875	5,000	505,000						510,000

Issuance of common stock warrants in connection with the acquisition of Core Systems			1,122,000						1,122,000

Issuance of common stock pursuant to investment in Accurel Systems International	418,194	42,000	3,478,000						3,520,000

Fair value associated with warrants and nonqualified stock options issued to nonemployees (Note 13)	—	—	228,000		(129,000)				99,000

Value ascribed to stock options issued to employees below fair market value	—	—	144,000	—	(144,000)				—

Purchase of treasury stock							6,000	(54,000)	(54,000)

Amortization of deferred compensation			(94,000)		373,000				279,000

Issuance of common stock for assets acquired from Rosses Medical	43,197	4,000	196,000						200,000

Unrealized gain on available for sale securities						(240,000)			(240,000)	(240,000)

Value of underwriter IPO unit warrant extension (Note 13)			479,000	(479,000)					—

Net loss				(7,405,000)					(7,405,000)	(7,405,000)
	10,756,842	$1,075,000	$50,995,000	$(28,115,000)	$(349,000)	$(5,000)	22,449	$(217,000)	$23,384,000	$(7,723,000)

The accompanying notes are an integral part of these consolidated financial statements

IMPLANT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,405,000)	$(4,012,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,611,000	881,000
Amortization of intangible assets	589,000	382,000
Stock-based compensation expense	378,000	1,668,000
Equity loss in unconsolidated subsidiaries	75,000	50,000
Loss on equipment write down	357,000	—
Changes in operating assets and liabilities:
Accounts receivable	433,000	(1,365,000)
Inventories	(549,000)	(8,000)
Prepaid expenses and other current assets	59,000	(102,000)
Accounts payable	(19,000)	(171,000)
Accrued expenses	454,000	(6,000)
Deferred revenue	714,000	36,000
Long-term lease liability	(26,000)	—
Net cash used in operating activities	(3,329,000)	(2,647,000)

Cash flows from (for) investing activities:
Purchase of property and equipment	(688,000)	(355,000)
Proceeds from sale of equipment	1,400,000	—
(Investment in) proceeds from - available for sale securities	(25,000)	(40,000)
Investment in Core Systems, net of cash received	(2,404,000)	—
Investment in Accurel Systems International, net of cash received	(6,425,000)	—
Increase in other non-current assets	(75,000)	(105,000)
Net cash used in investing activities	(8,217,000)	(500,000)

Cash flows from financing activities:

Proceeds from issuance of common stock in connection with the exercise of options and the Employee Stock Purchase Plan	896,000	559,000
Proceeds from warrant exercise	141,000	1,102,000
Proceeds from issuance of 5% Series B Cumulative Convertible Preferred Stock, net of issuance costs	—	1,818,000
Proceeds from issuance of 5% Series C Cumulative Convertible Preferred Stock, net of issuance costs	—	2,282,000
Repayments of long-term debt and capital lease obligations	(2,083,000)	(1,579,000)
Acqusition of treasury shares	(54,000)	—
Repayments of notes receivable from employees	—	223,000
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	7,289,000	4,689,000
Net cash provided by financing activities	6,189,000	9,094,000
Net (decrease) increase in cash and cash equivalents	(5,357,000)	5,947,000
Cash and cash equivalents, beginning	6,906,000	959,000
Cash and cash equivalents, ending	$1,549,000	$6,906,000

The accompanying notes are an integral part of these consolidated financial statements.

	Years ended June 30,
	2005	2004
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$167,000	$135,000

Noncash Investing and Financing Activity:
Value of IPO warrant extension	$479,000	$38,000
Issuance of Series B warrants	$—	$184,000
Noncash beneficial conversion feature - Series B	$—	$826,000
Issuance of Series C warrants	$—	$305,000
Noncash beneficial conversion feature - Series C	$—	$700,000
Conversion of Series A Cumulative Convertible Preferred stock and accrued dividends into common stock	$—	$1,531,000
Conversion of Series B Cumulative Convertible Preferred stock and accrued dividends into common stock	$—	$2,064,000
Conversion of Series C Cumulative Convertible Preferred stock and accrued dividends into common stock	$1,438,000	$1,181,000
Accretion of 7% Series A Cumulative Convertible Preferresd Stock dividends, beneficial conversion feature and warrants	$—	$564,000
Accretion of 5% Series B Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$—	$1,287,000
Accretion of 5% Series C Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$704,000	$638,000
Value of intangible asset acquired in exchange for long-term note payable	$—	$1,007,000
Value of software technology acquired in exchange for cash and shares of common stock (Note 24)	$300,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

On October 15, 2004, the Company acquired Core Systems Incorporated -

Fair value of assets:
Accounts receivable	$518,000
Inventory	174,000
Property, plant and equipment	3,422,000
Intangible assets	335,000
Goodwill	4,647,000
Other assets	74,000
Liabilities assumed:
Accounts payable and accrued expenses	(1,063,000)
Debt and capital leases	(621,000)
Purchase price:

Cash paid for purchase of Core Systems, net of cash acquired	(2,604,000)
Fair value of warrants issued	(1,122,000)

Fair value of common stock issued	$3,760,000

On March 9, 2005, the Company acquired Accurel Systems International Corporation -

Fair value of assets:
Accounts receivable	$1,073,000
Property, plant and equipment	3,957,000
Assets held for sale	1,400,000
Other intangible assets	1,670,000
Goodwill	7,566,000
Other assets	183,000
Liabilities assumed:
Accounts payable and accrued expenses	(557,000)
Long-term lease liability	(829,000)
Debt and capital leases	(2,440,000)
Purchase price:
Debt issued to selling shareholders	(1,650,000)
Cash paid for purchase of Accurel, net of cash acquired	(6,853,000)

Fair value of common stock issued	$3,520,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Description of Business

Implant Sciences Corporation (the “Company”) develops products for the medical device and explosives detection industry.  Its core technology involves ion implantation and thin film coatings of radioactive and non-radioactive materials.  The Company has received Food and Drug Administration 510(k) clearance to market both its I-Plant™ Iodine-125 radioactive seed for the treatment of prostate cancer and its Ytterbium-192 source for breast cancer therapy.  The Company also modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant.  The Company also provides ion implantation and analytical services to the semiconductor industry and semiconductor equipment.  The Company continues to make significant investments in developing new applications of its explosives detection systems while ramping up its manufacturing capabilities in anticipation of order fulfillment.

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products.  For the year ended June 30, 2005, the Company reported a net loss of $7,405,000 and used $3,329,000 in cash from operations.  As of June 30, 2005, the Company had an accumulated deficit of approximately $28,115,000 and a working capital deficit of $764,000.  Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations.  Failure of the Company to achieve its projections may require the Company to seek additional financing.  Subsequent to June 30, 2005 the Company executed a $3.0 million secured term note from Laurus Master Fund, Ltd. Net proceeds from the financing were used to pay a $1.65 million note due and owing by the Company to the former shareholders of Accurel Systems International. On September 30, 2005, the Company executed a $5.0 million preferred stock instrument with Laurus Master Fund, Ltd., and issued 500,000 shares of Series D Cumulative Convertible Preferred Stock.  The Company utilized the proceeds to repay the $3 million term note from Laurus signed on July 7, 2005 plus accrued interest, and for working capital.

Management has prepared operating plans which would indicate the Company has sufficient financial resources, based upon this financing, to sustain operations for at least the next twelve months. These plans depend heavily on the successful increase in explosives detection product revenue.  Management has also developed plans which provide for cost cutting measures should projected revenues not be met.  Management believes that these cost cutting measures will be sufficient to allow the Company to continue as a going concern should revenue projections not be met.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital and   stockholders' deficits as of June 30, 2005.  The Company raised net proceeds aggregating approximately $8,326,000 during the year ended June 30, 2005 from the sale of common stock in connection with a private placement and the exercise of options and warrants.  Since the end of their fiscal year ended June 30, 2005, the Company has taken several steps to mitigate the risk of its inability to continue as a going concern.  In terms of improving its cash and working capital position, the Company i) raised an additional $5,000,000 on September 30, 2005 through the issuance of a Series D Cumulative Convertible Preferred Stock (see Note 25) and ii) extended the termination date of its $1,500,000 line of credit with a bank from June 30, 2006 to December 31, 2006.  Approximately $3,000,000 of the Series D preferred stock was issued for the purpose of converting a previously issued $3,000,000 short term note into this Series D preferred stock.  The Series D preferred stock contains mandatory redemptions on a monthly basis beginning in January 2006.  These mandatory redemptions are redeemable in cash or shares of the Company’s common stock, at the Company’s option so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price.  There can be no assurances that forecasted results will be achieved or that the Company’s stock price will remain at a level to allow the Company to redeem the outstanding shares of Series D preferred and accrued dividends with shares of its common stock.  These matters raise substantial doubt about the ability of the Company to operate as a going concern.

During the course of fiscal 2005 the Company made significant investments in the growth of its semiconductor business and in the development and commercialization of its explosives detection technology and equipment.  The growth in the semiconductor business was realized through the acquisition of Core Systems Inc. in October 2004 and Accurel International System Inc. in March 2005.  Management believes that it has substantially completed its transition and integration efforts and can now focus on the organic growth of revenues and continue to work towards improvements in the operational efficiencies of this business unit.  Management believes that its explosives detection business unit has transgressed from a “development stage-like” operation over the past several years to an operating entity with established manufacturing, distribution and service capabilities.  Recently, the Company accepted an order for the delivery of 123 units of its handheld explosives detection equipment to the Chinese government having a manufacturers suggested retail price (“MSRP”) of approximately $3.7 million.  The Company provides its distributor a discount from the MSRP and will recognize the discounted portion of the revenue from this order upon shipment, with periodic shipments expected to begin in October 2005.  Through its direct and indirect distribution network, the Company has quotes to several domestic and international government agencies and commercial companies and believes that a substantial backlog could be achieved.  Additionally, on August 31, 2005, the Company was awarded a contract from the Transportation Security Administration in the approximate amount of $2,200,000 to develop a “next-generation” passenger portal within a twelve (12) month period.  This funding by the TSA will support their current explosives research and development efforts.  The Company has a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies.  Management will continue to pursue government grants and contracts to support its research and development efforts in the areas of semiconductor, medical device and explosives and toxic substances detection.

Based on the current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand, and the net proceeds from the financings and government awards mentioned above would be sufficient to fund operations until the Company achieves profitability.  However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.                                      Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year’s presentation.

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

Cash, Cash Equivalents, and Investments

The Company considers any securities with original maturities of 90 days or less at the time of investment to be cash equivalents.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Under SFAS No. 115, securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities.  At June 30, 2005, these securities consisted of common stock in CardioTech, a related party (See Note 9).  This common stock is recorded at fair market value with any unrealized gains and losses reported as a separate component of equity in other accumulated comprehensive income (loss).

Comprehensive Income (Loss)

The Company has accumulated other comprehensive losses resulting from the unrealized losses on an investment in marketable securities of CardioTech International Inc. (Note 9) and the recognition of the unrealized loss of the Company’s share of CardioTech stock owned by CorNova (Note 6), which is recorded as a separate component of equity in other accumulated comprehensive income (loss).

Financial Instruments

The estimated fair values of the Company’s financial instruments, which at June 30, 2005 include cash equivalents, investments in available for sale securities, accounts receivable, accounts payable and long-term debt approximates their carrying values due to their short-term nature or market variable rates of interest.

Inventories

Inventories consist of raw materials, work-in-process and finished goods.  Work-in-process and finished goods includes labor and overhead, and are stated at the lower of cost (first in, first out) or market.

Property and Equipment and Capital Lease

Equipment and leasehold improvements are stated at cost.  Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.  Capitalized leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.  Expenditures for repairs and maintenance are charged to expense as incurred.

Estimated Lives
Machinery and equipment	5 - 7 years
Computers and software	3 - 5 years
Leasehold improvements and equipment under capital leases	Lesser of the remaining life of the lease or the useful life of the improvement
Furniture and fixtures	5 - 7 years
Motor vehicles	7 years

Warranty Costs

The Company accrues warranty costs in the period the related revenue is recognized.  Warranty costs and related accruals for the year ended June 30, 2005 were $60,000, all of which remain on the balance sheet as a reserve.  For the year ended June 30, 2004 the warranty reserve was $2,000.

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

Patent Costs

As of June 30, 2005, there were 27 patents issued.  The Company expenses patent costs as incurred.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

During the twelve month period ended June 30, 2005 the Company wrote off equipment with a net book value of $357,000 that was determined by management to have no further value to the Company.  $342,000 of this charge was reported as cost of revenues and $15,000 was reported as selling, general and administrative expense.

Goodwill and Intangible Assets

At June 30, 2005, the Company had goodwill and intangible assets of $14,270,000.  SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if impairment exists, management continually compares the reporting unit’s carrying value to the reporting unit’s fair value. The Company has four reporting units, medical, explosives detection, semiconductor wafer processing and semiconductor analytical services. All of the Company’s goodwill is allocated to the semiconductor wafer processing and the semiconductor analytical services reporting units.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31st as the date of performing the annual goodwill impairment test and has concluded the goodwill is not impaired. Future events could cause management to conclude that impairment indicators exist and that goodwill associated with the Company’s acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Intangible assets with finite lives consist of acquired customer base, technology and trademarks and are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which matches the periods in which those cash flows are estimated to be produced. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets with finite lives been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

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

The Company has three major customers with revenues in excess of 10% of the Company’s total revenues for the year ended June 30, 2004 and two in 2005, that accounted for the following annual revenue:

	Years Ended June 30,
	2005		2004
	Revenues	% of Total Revenue	Revenues	% of Total Revenues

Company A	$2,020,000	16%	$2,969,000	35%
Company B	1,586,000	13%	1,585,000	19%
Company C	—	—	883,000	10%

At June 30, 2005 and 2004, these customers accounted for the following amounts of accounts receivable:

	June 30,
	2005		2004
	Accounts Receivable (1)	% of Total A/R	Accounts Receivable (1)	% of Total A/R
Company A	$843,000	26%	—	—
Company B	206,000	6%	$222,000	10%
Company C	—	—	1,534,000	72%

(1) Contains billed and unbilled revenue

The following table details the changes in the Company’s reserve for uncollectible accounts:

Reserve for uncollectible accounts receivable as of June 30, 2004	$89,000
Additional reserves related to acquisitions	24,000
Additional accruals during the year ended June 30, 2005	54,000
Charges against the reserve for the year ended June 30, 2005	(20,000)

Reserve for uncollectible accounts receivable as of June 30, 2005	$147,000

Employee Stock-Based Compensation

The Company accounts for its employee stock-based compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.

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

	Years Ended June 30,
	2005	2004
Net loss applicable to common shareholders, as reported	$(8,588,000)	$(6,539,000)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders, net of tax	279,000	295,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(1,901,000)	(856,000)

Pro forma net loss applicable to common shareholders	$(10,210,000)	$(7,100,000)

Net loss per share applicable to common shareholders, basic and diluted:
As reported	$(0.91)	$(0.89)
Pro forma	$(1.08)	$(0.97)

Weighted average common shares outstanding, basic and diluted	9,412,548	7,317,677

The Company has computed the pro forma disclosures for stock options granted to employees using the Black-Scholes option pricing model prescribed by SFAS No. 123.  In addition, deferred compensation has been recorded relating to stock options issued below fair market value.  The assumptions used during each of the two years ended June 30, 2005 were as follows:

	June 30,
	2005	2004
Risk free interest rate	4.10%-4.73%	2.87%-6.69%
Expected dividend yield	0%	0%
Expected lives (years)	5 - 10 years	5 - 10 years
Expected volatility	62% - 68%	47% - 68%
Weighted-average fair value of option grants	$5.91	$6.75

In December 2003 and 2004, the Company issued stock options below fair market value. The compensation expense related to these options is being amortized over the vesting periods of the options which averages 3 years.  During the years ended June 30, 2005 and 2004, the Company recorded $279,000 and $295,000 respectively in compensation expense related to this transaction.

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

Deferred revenues are recorded when the Company receives payments for product or services for which it has not yet completed its obligation to deliver product or has not completed services required by agreements.

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred.  Invoicing of research and development contracts occurs in accordance with the terms of the contract.  Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At June 30, 2005 and 2004 unbilled accounts receivable represented approximately 9% and 67% of total accounts receivable.  Generally, there are no prerequisites necessary to bill.

Research and Development Costs

All costs of research and development activities are expensed as incurred.  The Company performs research and development for itself and under contracts with others, primarily the U.S. government.  In addition, periodically, the Company may continue its research on such projects at its own expense.  These costs are considered Company funded research and development. Customer funded research and development are considered cost of revenues.

The Company funded and customer reimbursed research and development costs were as follows:

	Years ended June 30,
	2005	2004

Company funded	$1,942,000	$1,631,000
Customer funded	1,691,000	2,210,000

Total research and development	$3,633,000	$3,841,000

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

The Company had the following potential dilutive securities outstanding on June 30, 2005: options and warrants to purchase 1,908,331 and 2,324,389 shares, respectively, of the Company’s common stock at weighted average exercise prices of $5.66 and $9.52 per share, respectively. Such potential dilutive securities were not included in the calculation of diluted loss per share in 2005 because the inclusion thereof would be antidilutive.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued, FASB Statement No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provision of FAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception of fair value measurement for nonmonetary exchanges of similar productive assets in existing accounting literature and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement No. 123-R, “Share-Based Payments.” SFAS 123-R is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” The Company is required to adopt the provisions of SFAS 123-R as of the beginning of its third fiscal quarter of 2006, beginning January 1, 2006.  This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment.  The provisions of this statement are effective for all employee equity awards granted on or after the required effective date and to any unvested awards outstanding as of the required effective date. Retrospective application is permitted. The Company has not yet assessed the impact of adopting this new standard.  The Company does expect the impact of adopting this new standard to be of a material nature.

3.                                      Inventories

Inventories consist of the following:

	June 30,
	2005	2004
Raw materials	$548,000	$308,000
Work-in-progress	416,000	97,000
Finished goods	240,000	76,000
	$1,204,000	$481,000

The reserve for excess and obsolete inventory was $204,000 and $81,000 as of June 30, 2005 and 2004, respectively.

The following table summarizes changes in the reserve for obsolete inventory:

Reserve for obsolete inventory as of June 30, 2004	$81,000
Additions to the reserve during the year	204,000
Charges against the reserve	(81,000)
Reserve for obsolete inventory as of June 30, 2005	$204,000

4.             Property and Equipment

Property and equipment consists of the following:

	June 30,
	2005	2004
Machinery and equipment	$14,286,000	$7,269,000
Computers and software	648,000	452,000
Leasehold improvements	356,000	322,000
Furniture and fixtures	212,000	161,000
Motor vehicles	—	33,000
Equipment under capital lease	122,000	32,000
Total Property and Equipment	15,624,000	8,269,000
Less: Accumulated depreciation and amortization	(5,190,000)	(3,961,000)

	$10,434,000	$4,308,000

The Company recorded depreciation expense of approximately $1,580,000 and $866,000 for the years ended June 30, 2005 and 2004, respectively.  Capitalized leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.

5.             Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2005	2004
Accrued costs related to acquisitions	$794,000	—
Accrued compensation and benefits	730,000	$397,000
Other accrued liabilities	435,000	65,000
Accrued legal and accounting	199,000	80,000
Warranty reserve	62,000	—
Subcontractor costs	170,000	118,000
Accrued utilities	55,000	17,000
Accrued dividends	—	63,000
	$2,445,000	$740,000

6.             Investment in Unconsolidated Subsidiaries

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech International, Inc. (“CardioTech”), a public company and related party of the Company, and CorNova, Inc. (“CorNova”) (Note 9).  CorNova is a start-up company incorporated as a Delaware corporation on October 12, 2003.  CorNova’s focus is the development and marketing of innovative interventional cardiology products.  The Company has determined that its technology may have applications in CorNova’s products. In connection with the agreement, in March 2004, the Company and CardioTech issued 10,344 and 12,931 shares, respectively, of their respective common stock (the “Contributory Shares”) bearing an aggregate fair market value of $113,000 and $76,000, respectively, as of the date of the issuance.  In exchange, the Company and CardioTech each received 1,500,000 shares of CorNova’s common stock, which represented a 30% ownership position for each party.  In February 2005, upon CorNova’s securing of an additional $3,000,000 in financing (“Series A”), CardioTech and the Company each issued additional shares of their common stock (the “Investment Shares”), which was equal in value to twenty-five percent (25%) of the gross proceeds of the Series A Financing, or $750,000.  The Company and CardioTech issued an additional

76,687 and 308,642 shares of their common stock, respectively.  As of June 30, 2005, the Company’s shares represent a 19% ownership position in CorNova, and had a position on the Board of Directors.

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

The Company is accounting for this investment under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  As of June 30, 2005, 87,031 shares have been issued to CorNova by the Company, 16,449 of which have been categorized as treasury stock in the accompanying balance sheet.  These shares represent 19% of the shares issued. The Company’s Chief Executive Officer is one of the directors of CorNova. For the years ended June 30, 2005 and 2004, the Company recognized approximately $75,000 and $50,000, respectively, of equity losses in unconsolidated subsidiaries, representing the Company’s portion of CorNova’s net loss.  The Company also recorded approximately $78,000 and $6,000 as an unrealized loss, which is included in accumulated other comprehensive income for the years ended June 30, 2005 and 2004, respectively, which relates to the Company’s portion of the decline in value of the Securities issued to CorNova.  CorNova’s unaudited results for the twelve month period ended June 30, 2005 were:  revenues of $34,000, expenses of $646,000, income tax benefit of $240,000 and a net loss of $372,000. CorNova’s unaudited results for the 12-month period ending June 30, 2004 were: revenues of $0 and expenses of $45,000.

CorNova is developing a series of coronary stents used in angioplasty procedures.  The ultimate goal is to market and sell a new drug eluting stent based on proprietary technology provided by the Company and CardioTech. All stents are primarily to be distributed in the non-US markets.  The first part of the plan is to market a new Cobalt-Chrome stent which has been developed and is scheduled to be released early in calendar 2006.  The drug eluting version which is based upon the Cobalt-Chrome base is scheduled for release in 2007.

7.             Research and Development Arrangements

The Company is the recipient of several grants under the U.S. Government’s Small Business Innovative Research (SBIR) Program.  These grants from the National Institute of Health are firm-fixed priced contracts and generally range in length from six to twenty-four months.  Contracts received from the Department of Defense are both firm-fixed price and cost-plus type programs and also range from six to twenty-four months.  Revenues under such arrangements were approximately $2,022,000 and $2,969,000 for the years ended June 30, 2005 and 2004, respectively.  Revenues earned under these contracts are recognized in the appropriate business segment.  Unbilled accounts receivable relating to such arrangements was approximately $298,000 and $1,434,000 at June 30, 2005 and 2004, respectively.

8.             Cooperative Research and Development Agreement

In August 2002, the Company executed a Cooperative Research and Development Agreement with an agency of the Department of Homeland Security (TSA) for its trace explosives detection prototypes.  Under the agreement, the Company will submit these prototypes for testing and evaluation.  In addition, the TSA will supply the Company with test protocols and current and anticipated performance criteria needed for commercial approval and as a mechanism for future funding from the TSA.  The Company is accounting for the revenues related to this agreement under the percentage of completion method of accounting and has recognized approximately $154,000 and $846,000 during the years ended June 30, 2005 and 2004, respectively.  At June 30, 2005, the contract was complete.

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

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology.  In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share.  As of June 30, 2005, the Company has purchased these shares, the fair market value of which is $204,000 and is recorded as investments in available for sale securities in the accompanying consolidated balance sheet.  The unrealized holding gains and losses are recorded as accumulated other comprehensive income (loss) within stockholders’ equity.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech and CorNova (Note 6).  The Company’s CEO and the Company’s Chairman of the Nominating Committee are also on the Board of Directors of CorNova.

10.          Commitments and Contingencies

(a)          Capital and Operating Leases

The Company has an operating lease for its manufacturing, research and office space in Wakefield, MA which expires on December 31, 2008.  The Company has an option to extend the lease for five additional years.  Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility.  The Company also has leases for both of its facilities in Sunnyvale, CA.  The leases expire in December 2009 and September 2010.  The Company has an option to extend each lease for five additional years. Under the terms of the leases, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to these facilities. Total rental expense, including maintenance and real estate tax expenses, for the fiscal years ended June 30, 2005 and 2004 was $1,352,000 and $644,000, respectively.

In conjunction with the acquisition of Accurel, the Company recorded a lease liability of $829,000. This liability reflects managements estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, if the lease had been negotiated under current market conditions. The balance of the lease liability on June 30, 2005 is $803,000, of which $102,000 is current

Included in property and equipment at June 30, 2005 is equipment recorded under a capital lease with a net book value of $55,000.  Amortization of assets under capital lease obligations is included in depreciation expense.

Future minimum rental payments required under capital leases and operating leases with non-cancelable terms in excess of one year at June 30, 2005, together with the present value of net minimum lease payments are as follows:

	Capital Lease	Operating Lease

Year ending June 30:
2006	$52,000	$1,620,000
2007	37,000	1,673,000
2008	28,000	1,713,000
2009	14,000	1,454,000
2010	1,000	838,000
Net minimum lease payments	132,000	$7,298,000

Less: current portion	52,000
Long term portion	$80,000

(b)   Employment Agreements

On June 30, 2004, the Company entered into an employment agreement with Dr. Anthony J. Armini, the Company’s President and CEO, with an initial term of three years and an automatic renewal for a successive period of three years, unless the Company or Dr. Armini give the other party not less than three months written notice of non-renewal.  Under this employment agreement, Dr. Armini serves as the Company’s president and chief executive officer at a base salary of up to $210,000.  In addition, Dr. Armini may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position.  The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice.  In the event the Company terminates Dr. Armini’s employment without cause, the Company will pay him 12 months salary.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Armini is subject to a non-competition provision.

On June 30, 2004, the Company entered into an employment agreement with Dr. Stephen Bunker, the Company’s Vice President and Chief Scientist, with an initial term of three years and an automatic renewal for a successive period of three years, unless the Company or Dr. Bunker give the other party not less than three months written notice of non-renewal.  Under this employment agreement, Dr. Bunker serves as the Company’s vice president and chief executive scientist at a base salary of up to $150,000.  In addition, Dr. Bunker may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position.  The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice.  In the event the Company terminates Dr. Bunker’s employment without cause, the Company will pay him 12 months salary.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Bunker is subject to a non-competition provision.

On October 15, 2004, the Company entered into an employment agreement Walter J. Wriggins, the Company’s Vice President and General Manager of Core Systems, with an initial term of one year and an automatic renewal for a successive period of one year, unless the Company or Mr. Wriggins give the other party not less than thirty days written notice of non-renewal.  Under this employment agreement, Mr. Wriggins serves as the Company’s Vice President of Business Development/Operations and general manager of Core Systems at a base salary of $140,000.  In addition, Mr. Wriggins may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position.  The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice.  In the event the Company terminates Mr. Wriggins’ employment without cause, the Company will pay him the balance of the salary due for the term of the agreement.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Mr. Wriggins is subject to a non-competition provision

(c)   Litigation

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

(d)   Sales tax contingency

Accurel has undergone a California sales tax audit for the period of October 2001 to September 2004.  This period of time is prior to the Company’s acquisition of Accurel.  The Company believes that any claims as a result of this audit, estimated to be approximately $275,000, are the responsibility of third parties or will be satisfied from $500,000 of acquisition funds withheld from the previous owners of Accurel to satisfy undisclosed liabilities.  Upon resolution of this contingency, any amounts not paid for by others, if any, would be allocated by the Company as part of the Accurel purchase price.

11.          Income Taxes

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2005 and 2004 are as follows:

	2005	2004
Income tax provision (benefit) at federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from State tax provision, net of federal benefit	(8.5)%	(8.0)%
Non-deductible expenses	1.9%	(3.6)%
Credits and other, net	(—)%	(.3)%
Change in valuation allowance	40.6%	45.9%
Effective income tax rate	—%	—%

Significant components of the Company’s net deferred tax asset are as follows:

	June 30,
	2005	2004
Deferred Tax Components
Deferred tax assets:
Net operating loss and tax credit carryforwards	$9,774,000	$6,181,000
Accrued expenses	589,000	134,000
Book over tax patent costs	—	71,000
Stock-based compensation	4,000	545,000
Depreciation	—	(590,000)
Equity investments	—	18,000
Total deferred tax assets	10,367,000	6,359,000

Deferred tax liabilities:
Tax over financial statement depreciation	2,787,000	—
Tax over financial statement amortization	466,000	—
Investment in affiliates	224,000	—
Total deferred tax liabilities	3,477,000	—

Net deferred tax assets	6,890,000	6,359,000
Valuation allowance	(6,890,000)	(6,359,000)
Net deferred tax asset	$—	$—

A valuation allowance has been established for the Company’s tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.  Included in the valuation allowance is approximately $1,384,000 related to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid in capital rather than a reduction in income tax.

At June 30, 2005, the Company has the following unused net operating loss and tax credit carryforwards available to offset federal and state taxable income, both of which expire at various times through 2025.

	Net Operating Loss	Investment Amt and R&D Credits	Expiration Dates

Federal	$23,065,000	$276,000	2019 to 2025

State	$23,771,000	$303,000	2006 to 2010

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

The Company valued the Series C at issuance to be $1,284,000 based on the relative fair market values of the financial instruments issued in connection with this placement, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, net cash proceeds of $2,289,000 ($211,000 of issuance costs incurred), the amount allocated to warrants of $305,000, and the amount of the discount related to the value of beneficial conversion feature of $700,000.  The Company accreted these discounts on the carrying value of the preferred stock to its redemption value of $2,500,000 at the actual conversion date.  The accretion of these amounts was recorded as a preferred dividend in the period of accretion. As of June 30, 2005, all amounts were fully amortized and the principal balance of the Series C has been fully converted.

During the years ended June 30, 2005 and 2004, Laurus redeemed 131,875 and 118,125 shares of Series C into 208,289 and 175,000 shares, respectively, of common stock at a conversion price of $6.75 per share and redeemed approximately $87,000 and $125,000 of accrued dividends into 12,919 shares of common stock.  The conversion of accrued dividends into common stock resulted in additional dividends of approximately $33,000, in excess of its 5% stated value.  All Series C shares and related accrued dividends had been converted into 383,289 shares of common stock.

13.          Stockholders’ Equity

(a)   IPO Units

In June 1999, the Company issued 1,138,000 Units, consisting of one share of common stock and one redeemable common stock purchase warrant (the “IPO Warrants”), in connection with its initial public offering.  Each Unit carries the right to purchase one share of common stock at $9.00, and is redeemable by the Company at $0.20 per warrant if the closing bid price of the common stock averages in excess of $10.50 for a period of 20 consecutive trading days.  On April 15, 2003, the Company extended the expiration date of the IPO Warrants from June 30, 2003 to June 30, 2005.  The Company did not receive any consideration from the holders of the warrants; accordingly, the Company recognized the value of this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $195,000.  On March 14, 2005, the Company again extended the expiration date of the IPO Warrants from June 30, 2005 to March 31, 2006.  The Company did not receive any consideration from the holders of the warrants; accordingly, the Company recognized the value of this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $479,000.  As of June 30, 2005, 1,064,700 IPO Warrants remain outstanding.

(b)   Option Activity

In September 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”).  The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equals 100% or 110% of the fair market value on the date of the grant.  Options expire ten years from the date of the option grant and vest ratably over a three-year period commencing with the second year.  A total of 280,000 options were reserved for issuance under the 1998 Plan.  Upon adoption of the 1998 Plan, the 1992 Stock Option Plan was terminated.  In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the “2000 Plan”).  The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 5% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have variable vesting periods.  A total of 1,000,000 options were reserved for issuance under the 2000 Plan. As of June 30, 2004 a total of 8,503 and

0 stock options were available for issuance under the 1998 and 2000 stock options Plans, respectively.  As of June 30, 2004, the Company’s Board of Directors approved the issuance of 500,000 options to employees under the 2000 Plan.  During the year ended June 30, 2004, 38,800 options were granted by the Company prior to shareholder approval.  These grants were subject to shareholder approval.  Shareholder approval fixes the measurement date at which time the Company may record deferred compensation related to the difference between the fair market value of the options upon approval and the exercise price of the options.  These amounts, if any, will be expensed over the related vesting period.

In December 2003, the stockholders of the Company approved an increase in the 2000 Incentive and Non-Qualified Stock Option Plan from 600,000 shares to 1,000,000 shares. Prior to approval of this increase, the Company granted options to employees, subject to shareholder approval. The Company recorded approximately $739,000 of deferred compensation expense relating to these stock options, which represents the difference between the exercise price of the options and the fair market value of the stock on the date of shareholder approval.  This deferred compensation is being amortized as compensation expense over the related vesting period, $237,000 and 295,000 of which was recorded as non-cash compensation during the years ended June 30, 2005 and 2004, respectively.

In December 2004, the stockholders of the Company approved an increase in the 2000 Incentive and Non-Qualified Stock Option Plan from 1,000,000 shares to 1,500,000 shares.  Prior to the approval of this increase, the Company granted options to employees, subject to shareholder approval.  The Company recorded approximately $144,000 of deferred compensation expense relating to these stock options, which represents the difference between the exercise price of the options and the fair market value of the stock on the date of shareholder approval. This deferred compensation is being amortized as compensation expense over the related vesting period, $42,000 and $295,000 of which was recorded as non-cash compensation during the years ended June 30, 2005 and 2004, respectively.

In December 2004, the Company adopted the 2004 Stock Option Plan.  The 2004 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have variable vesting periods.  As of June 30, 2005, a total of 11,503, 64,000 and 43,574 shares are available for issuance under the 1998, 2000 and 2004 stock option plans, respectively.

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”).  The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions.  After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year.  The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period.  The periods are January 1 to June 30 and July 1 to December 31.  Fractional shares are not issued.  Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account.  The maximum number of shares eligible to be issued under the Plan is 141,000.  As of June 30, 2005, a total of 119,681 shares are available for issuance under the Plan.

The following table presents the activity of the 1992, 1998, 2000 and 2004 Stock Option Plans for the years ended June 30, 2005, and 2004:

	2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	1,162,065	$5.55	953,500	$5.55

Granted	973,726	5.91	352,200	6.75
Exercised	(153,160)	5.69	(138,635)	3.77
Canceled	(74,300)	8.74	(5,000)	7.74

Outstanding at end of period	1,908,331	$5.66	1,162,065	$5.55

Options exercisable at end of period	1,016,362	$4.51	665,560	$4.90

Weighted-average fair value of options granted during the year		$5.91		$6.75

The following table presents weighted average price and life information about significant options groups outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 - 2.31	299,391	2.29	$0.70	299,391	$0.70
$3.07 - $5.25	596,740	7.32	4.03	372,671	4.10
$6.00 - $7.89	473,200	8.35	6.50	130,100	6.82
$8.00 - $9.97	407,000	6.05	9.17	160,400	8.65
$10.00 - $14.00	132,000	8.61	10.50	53,800	10.53
	1,908,331	6.61	$5.66	1,016,362	$4.51

(c)  Warrants

During the year ended June 30, 2004, the Company issued a warrant to an investor relations company to purchase 250,000 shares of common stock at an exercise price of $14.00, in exchange for services.  This warrant was fully vested and expired on June 30, 2004.  The fair value of this warrant was approximately $230,000 and was recorded as compensation expense in the accompanying statement of operations for the year ended June 30, 2004.  In June 2004, the Company issued this investor relations company another warrant to purchase 150,000 shares of the common stock at an exercise price of $14.00, in exchange for continued services. These warrants were fully vested upon issuance and expire 3 years from the date of grant. The fair market value of these warrants was approximately $638,000 and was recorded as compensation expense in the accompanying statement of operations during the year ended June 30, 2004.

During the year ended June 30, 2004, the Company issued other warrants to various advisors and individuals in exchange for services to purchase a total of 10,000 shares of common stock at exercise prices ranging from $9.95 to $10.25. The fair value of these warrants was approximately $58,000 and was recorded as compensation expense in the accompanying statement of operations during the year ended June 30, 2004.

In October 2004, the Company issued 200,000 common stock warrants, at an exercise price of $9.75, to a consultant in connection with the Core acquisition.  The warrants were fully vested upon issuance and expire 5 years from the date of grant. The Company recorded the fair value of these warrants, of approximately $1,122,000, as additional costs associated with the Core acquisition and included this value in the total purchase price of the acquisition.

In March 2005, in connection with a private placement (Note 17), the Company issued warrants to the investors to purchase 270,195 shares of common stock, and warrants to placement agents to purchase 43,231 shares of common stock, at an exercise price of $9.35, which are exercisable anytime between September 4, 2005 and September 4, 2010.

During the year ended June 30, 2005, the Company issued other warrants to various advisors and individuals in exchange for services, to purchase a total of 46,000 shares of common stock at exercise prices ranging from $3.68 to $11.89 and vesting periods of 1 to 3 years.  The Company recorded the fair value of these warrants of approximately $228,000,of which approximately $99,000 was recorded as stock based compensation expense and approximately $140,000 of this was recorded as deferred compensation for certain warrants with 3-year vesting terms, and will be expensed over the vesting period.

The Company estimated the fair value of the warrants issued during 2004 and 2005 using the Black-Scholes option-pricing model. The Company estimated the fair value of the warrants using the following input assumptions:

	2005	2004
Volatility	62.0% - 65.0%	63.0% - 67.5%
Dividend yield	0%	0%
Risk-free interest rate	3.47% - 4.17%	.94% - 4.50%
Expected lives	1 year – 5 years	3 months - 5 years

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2005:

Warrants Outstanding and Exercisable

Range of Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price

$3.20 - $6.88	160,500	$4.99

$8.25 - $9.95	1,683,126	$8.96

$10.13 - $14.43	480,763	$13.00

Total	2,324,389	$9.52

The following table presents the warrant activity for the years ended June 30, 2005 and 2004:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,876,803	$9.72	1,651,775	$8.80

Granted	559,426	9.01	723,088	12.65
Exercised	42,810	3.28	186,120	6.06
Canceled	69,030	14.40	311,940	13.84
Warrants Outstanding at end of period	2,324,389	$9.53	1,876,803	$9.72

Warrants exercisable at end of period	2,293,389	$9.01	1,876,803	$12.65

Weighted-average fair value of warrants granted during the year		$9.01		$12.65

14.                               401k Plan

The Company has a defined contribution retirement plan which contains a 401(k) plan.  The Company maintains separate plans for each of its employee groups in Massachusetts and Sunnyvale, California.  Although all of the plans are 401(k), plan eligibility requirements vary from location to location.  All employees who meet the age requirement, either 18 or 21, and who have completed the minimum service requirement are eligible for participation in the plan.  The Company may make discretionary contributions to the 401(k) plan.  During the years ended June 30, 2005 and 2004, the Company made no contributions to the plan.

15.                               Long-term Debt

MED-TEC Payment Obligation

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the original Distributor Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor agreed to work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The agreement requires the Company to pay the distributor an average of approximately $39,000 per month over the 28 months, beginning September 1, 2003.  The present value of this payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%.  This amount was recorded as an intangible asset and is being amortized over its estimated useful life of 29 months.  During the years ended June 30, 2005 and 2004, approximately $417,000 and $383,000, respectively, of amortization expense was recognized, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  As of June 30, 2005, the outstanding principal balance is approximately $348,000, which becomes due during the year ended June 30, 2006.  For the years ended June 30, 2005 and 2004, the Company recorded approximately $46,000 and $68,000, respectively, of interest expense relating to this transaction.

Installment Note

Accurel Systems has a $1,400,000 fixed rate installment note with a bank. The note calls for monthly payments of $29,000 plus interest at a rate of 6.84%, through September 1, 2008.  As of June 30, 2005 the note balance is $1,167,000, of which approximately $350,000 becomes due during the year ending June 20, 2006.

The note is secured by substantially all assets of Accurel.  The bank has consented to continue the note under the same terms after the acquisition.  During the year ended June 30, 2005, the Company recorded interest expense of approximately $25,000 in connection with this note

The Loan Agreement requires Accurel to report monthly financial results to the bank and for Accurel to comply with certain financial covenants.  As of June 30, 2005 Accurel was in compliance with the covenants.

Future principal payments on this note are as follows:

Year ending June 30,
2006	$350,000
2007	$350,000
2008	$350,000
2009	$117,000

16.                               Private Placement

On March 8, 2005 the Company issued 1,080,780 shares of common stock at $7.22, in a private placement with fifteen investors.  The Company received $7,803,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $433,000.

In connection with the transaction, the Company issued warrants to the investors to purchase 270,195 shares of common stock at an exercise price of $9.35, which are exercisable anytime between September 4, 2005 and September 4, 2010.  In addition, the investors have rights to purchase up to 588,235 shares of common stock at a price of $8.50 per share, which are exercisable for a period commencing (i) anytime on or after September 4, 2005 and (ii) on or prior to the later of the 6 month anniversary of the effective date of the registration statement or March 4, 2006.  The Company also issued warrants to the placement agent to purchase 43,231 shares of common stock at an exercise price of $9.35 per share, which are exercisable until March 4, 2010.  Should the investors exercise these additional investment rights, the placement agent will receive an additional warrant for 23,529 shares at an exercise price of $9.35 per share.

17.                               Financial Information by Segment

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

The revenues and expenses related to these segments for the years ended June 30, 2005 and 2004, respectively, are:

	Year Ended June 30, 2005
	Medical	Semiconductor	Explosives	Total

Revenue	$4,146,000	$6,630,000	$1,510,000	$12,286,000
COGS	(3,821,000)	(6,316,000)	(1,919,000)	(12,056,000)
Gross Margin	$325,000	$314,000	$(409,000)	$230,000

	Year Ended June 30, 2004
	Medical	Semiconductor	Explosives	Total

Revenue	$4,957,000	$1,022,000	$2,587,000	$8,566,000
COGS	(3,822,000)	(1,280,000)	(1,084,000)	(6,186,000)
Gross Margin	$1,135,000	$(258,000)	$1,503,000	$2,380,000

18.                               Acquisition of Core Systems Incorporated

On October 15, 2004, the Company completed the acquisition of Core Systems (“Core”), a privately held semiconductor wafer processing company.  The transaction was structured as a reorganization of Core with and into a newly formed, wholly-owned subsidiary of the Company.  The operating results of Core Systems have been included in the Company’s statement of operations beginning October 15, 2004.

The aggregate purchase price of Core was $7,486,000, which consisted of $2,000,000 in cash; 311,437 shares of the Company’s common stock with an aggregate fair value of $3,250,000; direct acquisition costs of approximately $1,726,000 and the payment of approximately $510,000 of debt and other obligations coincident with the closing which were paid by issuing  48,875 shares of the Company’s common stock. The number of shares issued was initially determined by the average price of the Company’s stock over a twenty day period ending October 8, 2004.  The share price was subject to adjustment limiting the gain or loss in the value of the Company stock, over a twenty day period at the end of a six month lock-up, ending April 15, 2005, to 25% from the initial value.  The twenty day average price of the stock for the period ending April 15, 2005 was $5.75 which resulted in the need to issue of an additional 112,475 shares.  As of June 30, 2005, these shares were not issued and outstanding.  These shares will be issued pending approval of the American Stock Exchange. The fair value of the Company’s common stock was determined based on the average market price of the Company’s common stock over a period of time before October 15, 2004, the date fair value is to be determined, pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”  In addition the purchase is subject to an earn out payable in Company stock which will be accounted for as additional purchase price when and if earned.  The earn out period is the twelve month period ending October 14, 2005.  There are no maximum or minimum earnout provisions As of June 30, 2005 no earn out payments have been made.

Core Purchase Price

Cash	$2,000,000
Equity	3,250,000
Equity used to retire debt	510,000
Warrant	1,122,000
Direct Costs	604,000
$7,486,000

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

October 15, 2004

Accounts receivable	$518,000
Inventory	174,000
Property, plant and equipment	3,422,000
Other intangible assets	335,000
Goodwill	4,647,000
Other assets	74,000
Accounts payable and accrued expenses	(1,063,000)
Debt and capital leases	(621,000)

$7,486,000

The allocation of purchase price is the responsibility of management. The Company has considered a number of factors, including professional appraisals, for the valuation of equipment acquired, in making its purchase price allocation determination. The acquisition of Core resulted in goodwill of $4,647,000.  The Company believes the amount of goodwill is appropriate based on operating efficiencies expected as the Wakefield semiconductor and Core operations are integrated, added opportunities for revenue growth as the semiconductor industry serviced by Core continues to recover and additional revenue opportunities from providing a broad range of services to the industry.  The Company also identified $335,000 of intangible assets with finite lives.  The intangible assets will be amortized over a period of sixty months, the estimated useful lives of the assets, from the date of acquisition, October 15, 2004.  Amortization expense for the year ended June 30, 2005 related to these intangible assets was $47,000.

The acquisition of Core is accounted for as a purchase under SFAS No. 141, “Business Combinations.” Accordingly, the operating results of Core are included in the accompanying consolidated financial statements since the acquisition date as part of the Company’s semiconductor reporting segment.

19.                               Acquisition of Accurel Systems International Corporation

On March 9, 2005, the Company acquired all of the stock of Accurel Systems International Corporation (“Accurel”), a California S Corporation, from existing shareholders.  The aggregate purchase price of Accurel is estimated to be $12,176,000, which consists of the issuance of 418,194 shares of the Company’s common stock with a fair value of $3,520,000 based upon a value per share of $8.42, $6,036,000 in cash, $1,650,000 note payable to the former Accurel shareholders and estimated direct acquisition costs of $970,000.  The shareholder notes payable due in 120 days from the closing and earns interest at 5%. The note is secured by all of the equipment of Accurel. The notes have been paid in full on July 8, 2005.  The shares issued were determined based on the average market price of the securities over a twenty day period ending March 8, 2005. The share price for valuation purposes was determined by the average share price for the period just prior to the date of the merger agreement announcement, pursuant to the guidance in EITF Issue No. 99-12. The purchase is subject to a 12-month holdback of $500,000 subject to the settlement of any and all pre-acquisition contingencies not specifically identified in the closing balance sheet.  The shares issued were also subject to adjustment if the Company’s average stock price during the twenty trading days prior to the end of a three month lock-up is 25% higher or lower than the price on the closing date.  The effect of this adjustment is to limit the selling shareholders’ gain or loss on the Company’s common stock to 25% during the lock-up period ending June 9, 2005.  The average stock price for the twenty day period ending June 9, 2005 was $2.97.  An additional 504,144 shares of Company stock were issued as a result of this adjustment. As of June 30, 2005, these shares were not issued and outstanding. The shares will be issued pending authorization of the American Stock Exchange.  Accurel’s results from operations are included in the Company’s consolidated statement of operations beginning March 9, 2005, the date of acquisition.

Accurel Purchase Price

Cash	$6,036,000
Equity	3,520,000
Notes payable to former shareholders	1,650,000
Direct costs	970,000
$12,176,000

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

March 9, 2005

Cash	$153,000
Accounts receivable	1,073,000
Prepaid expenses and other assets	183,000
Property, plant and equipment	3,957,000
Intangible assets with finite lives	1,670,000
Goodwill	7,566,000
Assets held for sale	1,400,000
Other liabilities	(1,386,000)
Debt and capital leases	(2,440,000)
$12,176,000

The above allocation of the purchase price includes the value of the intangible assets, determined to be $1,670,000 and goodwill of $7,566,000.  The intangible assets are being amortized over periods of eighteen months to seven years, their estimated useful lives.  Amortization expense for these assets for the year ended June 30, 2005 since the date of the Accurel acquisition on March 9, 2005, was $108,000. The allocation of the purchase price of Accurel is based on management estimates and assumptions and the results of independent appraisals.  The allocation of purchase price is the responsibility of management.  The Company considered a number of factors, including professional appraisals, in making its final determination. Included in the above allocation is an unfavorable lease obligation of $829,000, which was recorded as a long-term lease liability in accordance with SFAS 141.  This liability reflects the estimated amount that Accurel’s future obligations under its facility lease are above the fair value of the leased facility, based on current market conditions.  The lease expires in 2010.  During the year ended June 30, 2005, the Company amortized approximately $26,000 related to this long-term lease liability.

The acquisition of Accurel is accounted for as a purchase under SFAS No. 141  Accordingly, the operating results of Accurel are included in the accompanying consolidated financial statements since the acquisition date as part of the Company’s semiconductor reporting segment.

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

	Years Ended
	June 30,
	2005	2004

Revenues	$19,126,000	$21,100,000

Loss from operations	(7,356,000)	(3,601,000)

Net loss	(7,735,000)	(3,921,000)

Preferred distribution, dividends and accretion	(1,183,000)	(2,527,000)

Net loss applicable to common shareholders	$(8,918,000)	$(6,448,000)

Net loss per share applicable to common shareholders, basic and diluted	$(0.88)	$(0.74)

Weighted average common shares outstanding, basic and diluted	10,168,743	8,663,924

20.                               Goodwill and Other Intangible Assets

At June 30, 2005, the Company had goodwill and intangible assets of $14,270,000.  SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance.  The Company may employ the work of independent appraisers in making its determination.  The Company will make its annual assessment as of August 31st of each year to determine if its goodwill is impaired.  As of June 30, 2005 the Company has determined that its goodwill and intangible assets with indefinite lives are not impaired.  Future events could cause management to conclude that impairment indicators exist and that goodwill and intangible assets with indefinite lives associated with the Company’s acquired businesses are impaired.  Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce.  These assigned values are amortized over the period of time those cash flows are estimated to be produced.  Management continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired. As of June 30, 2005 management believes no impairment exists.

The following table summarizes the Company’s intangible assets as of June 30, 2005:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Non-Compete	$1,057,000	$809,000	$248,000

Name Recognition	200,000	9,000	191,000

Customer Base	1,630,000	119,000	1,511,000

Technology	125,000	18,000	107,000

Total	$3,012,000	$955,000	$2,057,000

Estimated amortization expense for intangible assets with finite lives on our balance sheet as of June 30, 2005, for the fiscal years ending June 30, is as follows:

2006	$621,000
2007	386,000
2008	380,000
2009	380,000
2010	244,000
Thereafter	46,000
$2,057,000

21.                               Treasury Stock

In June 2004, the Board authorized the Company to repurchase of up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  During July 2004, the Company repurchased 6,000 shares of common stock at prices ranging from $8.91 to $9.02 per share, with an average cost per share of $8.97 and a total cost of approximately $54,000, which is recorded as treasury stock in the accompanying condensed consolidated balance sheet.  As of June 30, 2005, the maximum number of shares authorized to be repurchased are 294,000.

In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech International and CorNova and issued 10,344 shares of common stock bearing an aggregate fair market value of $113,000.  In February 2005, the Company issued an additional 76,687 shares of common stock bearing an aggregate fair market value of $750,000.  As of June 30, 2005, 16,449 shares, representing a 19% ownership of Company common stock held by CorNova, have been categorized as treasury stock.

22.                               Credit Arrangements

At the time of its acquisition, Accurel Systems had a $1,400,000 fixed rate installment note with a bank. The note calls for monthly payments of $29,000 plus interest at a rate of 6.84%, through September 1, 2008.  The bank has consented to continue the note under the same terms after the acquisition. As of June 30, 2005, the note balance is $1,254,000.  The note is secured by substantially all assets of Accurel.

The Loan Agreement requires Accurel to report monthly financial results to the bank and for Accurel to comply with certain financial covenants.  As of June 30, 2005, Accurel was in compliance with the covenants.

On June 8, 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley based Bridge Bank, N.A.  The revolving credit facility has a one year term, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%), and is secured by certain assets of the Company and is subject to certain covenants.  As of June 30, 2005, the company has not drawn down any funds on the credit facility.

23.                               Rapiscan Contract

On March 23, 2005, Rapiscan Systems, Inc. (“Rapiscan”) and the Company entered into a Development, Distribution and Manufacturing Agreement (the “Agreement”).  The Agreement provides for: i) the manufacture and sale of Implant’s existing Quantum SnifferTM explosives detection equipment (the “QSTM Products to Rapiscan, on a private label basis; ii) the funding by Rapiscan of up to $1,000,000 for the development by Implant of a trace explosives detection subsystem using Implant’s Quantum SnifferTM Technology (the “QSTM Technology”) that could be integrated with Rapiscan’s X-ray baggage screening device technology; iii) the funding by Rapiscan of up to $2,000,000 for the development by Implant of other trace explosives detection subsystems (the “Other QSTM Trace Prototype”) utilizing the QSTM

Technology; iv) the parties granting each other various rights to manufacture and sell components of commercial products resulting from the development of the QSTM Baggage Screening Prototype and the Other QSTM Trace Prototype, certain distribution rights granted to Rapiscan and royalty payments to the Company for products sold by Rapiscan.  No revenue has been recorded related to this agreement.

24.                               Rosses Medical

On May 6, 2005, the Company purchased certain software technology assets from Rosses Medical Systems with an aggregate purchase price of $300,000, consisting of $100,000 in cash and 43,197 shares of the Company’s common stock with a fair value of $200,000.  In conjunction with this asset acquisition, the Company entered into consulting agreements with the former owners and a former employee of Rosses Medical and granted 181,426 non-qualified stock options.  These options are fully vested, have a zero exercise price and are exercisable upon achieving certain sales milestones, commencing November 6, 2005.  The value of these options will be recorded as additional purchase price in the period earned.  Should all sales milestones be achieved, the Company has estimated the fair value of these options using the Black Scholes option pricing model to be $796,460.  As of June 30, 2005, no options are exercisable.  This asset is included in other assets on the Company’s consolidated balance sheet and is being amortized over three years on a straight line basis.

Revenues will consist of software licenses, computer hardware and software maintenance agreements.  Statement of Position (“SOP”) 97-2, Software Revenue Recognition will apply to these revenues.  For the year ended June 30, 2005 these revenues were immaterial.

25.                               Subsequent Events

On July 6, 2005, the Company executed a $3.0 million secured term note from Laurus Master Fund, Ltd. Net proceeds from the financing are to be used for increasing the capacity of the Quantum Sniffer production line, increasing unit inventories and the repayment of certain indebtedness due and owing by the Company to the former shareholders of Accurel Systems International.  As part of the financing, the Company paid Laurus Capital Management, LLC, the manager of Laurus, a closing payment equal to $135,000, plus due diligence and legal expenses of $12,000.

The term note is secured by substantially all of the Company’s assets, has a 4-month term and bears interest at a rate equal to prime plus 1% per annum.  In connection with the financing, on September 30, 2005, the Company will issue Laurus a common stock purchase warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share.

On July 8, 2005, the Company paid in full the principal and interest due on the notes payable to the former Accurel Shareholders (Note 15).  All liens on the Company’s assets in regards to this transaction have been removed.

On September 30, 2005, the Company executed a $5.0 million preferred stock instrument with Laurus Master Fund, Ltd., and issued 500,000 shares of Series D Cumulative Convertible Preferred Stock.  The terms of the agreement state that repayment can be made in cash or converted into the Company’s common stock at a fixed conversion price equal to $6.80 per common share, up to a maximum of approximately 735,000 shares, over a thirty-six (36) month period.  The preferred stock has a dividend equal to the prime rate plus one percent (1%) and provides for monthly redemptions in the amount of approximately $152,000 to be paid in cash or common shares at the option of the Company, subject to certain restrictions, commencing on January 1, 2006.  In addition, Laurus was granted a warrant to purchase 50,000 shares of the Company’s common stock exercisable at a price of $10.20 per share.  The Company utilized the proceeds to repay the $3 million term note signed on July 7, 2005 plus accrued interest, and for working capital. As part of the financing, the Company paid Laurus Capital Management, LLC, the manager of Laurus, a closing payment equal to $90,000, plus due diligence and legal expenses of $27,000.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including the CEO and CFO, has concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and have concluded that the controls and procedures are effective at that reasonable assurance level.

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

CONCLUSIONS

Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our Disclosure Controls are not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

Our independent registered public accounting firm reported to our Audit Committee certain conditions involving internal controls which they believe represent material weaknesses in our internal control environment. These matters are with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As we disclosed in our previous 10-K/A for the year ended Jiune 30, 2004 and quarterly reports thereafter management and the independent auditors have reported certain matters to the Audit Committee involving internal controls that were considered to be a reportable condition. These matters focused on the financial reporting and close process and resulted from inadequate staffing and supervision over the closing process. As management promised in previous filings it has increased its staffing by hiring a corporate controller and is committed to hiring additional accounting staff over the next six months.  These additions to the staff will continue to improve the timeliness of the close process and the help significantly reduce the number of quarter end or fourth quarter closing adjustments made by management.

Our management and the Audit Committee agreed with our independent registered public accounting firm on the matter raised in their report and agreed to address the material weakness.

To remediate this internal control material weakness, management has commenced implementation of the following measures:

•                  For material transactions that are unique or outside our core operations, we will continue to document our process for accounting for such transactions and we will improve our process for researching the applicable accounting literature and documenting our conclusions, by consulting with outside experts to ensure our interpretations are correct.

•                  We will prepare a standardized memorandum that is required to be completed for each transaction that is unique or outside our normal core operations that is material to our financial statements. This memo will be reviewed and approved by the Vice President of Finance and the Chief Financial Officer.

•                  We will enhance formal communication with, and approval by, our Chief Financial Officer and Audit Committee of our application of GAAP and accounting policy decisions for transactions that are outside our core operations and the advice received from outside experts.

PART III

ITEM 9.                             Directors and Executive Officers of the Registrant

SECTION 16 COMPLIANCE

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to us during the past fiscal year, and, if applicable, written representations that Form 5 was not required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled.  The following are our executive officers and directors:

Name	Age	Position	Position Since

Anthony J. Armini (1)	67	President, Chief Executive Officer and Chairman of the Board	1984

Stephen N. Bunker (1)	62	Vice President and Chief Scientist, Director	1987

John J. Munro, III (1)	56	Vice President, Brachytherapy Products	2001

Diane J. Ryan (1)	45	Vice President Finance and Chief Financial Officer	2003

Walter Wriggins (1)	61	Vice President and General Manager Core Systems	2004

John Traub (1)	58	Vice President and President Accurel Systems	2005

R. Erik Bates (1)	49	Vice President, EDS Manufacturing	2005

Michael Szycher (2)	66	Director	1999

David B. Eisenhaure (2) (4)	59	Director	2002

Gerald Entine (2) (3) (4)	62	Director	2004

(1)                                  Executive Officer

(2)                                  Member of the Audit Committee for the fiscal year ended June 30, 2005

(3)                                  Chairman of the Audit Committee

(4)                                  Member of the Compensation Committee for the fiscal year ended June 30, 2004.

Dr. Anthony J. Armini has been the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors since the Company’s incorporation.  From 1972 to 1984, prior to the Company’s founding, Dr. Armini was Executive Vice President at Spire Corporation.  From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation.  Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967.  Dr. Armini is the author of twenty two patents and fourteen publications in this field.  Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and over twenty years experience with ion implantation in the medical and semiconductor fields.  Since October 2000, Dr. Armini has been on the Board of Directors of CardioTech International, Inc., a publicly traded company of which Dr. Szycher is President and Chief Executive Officer.

Dr. Stephen N. Bunker has served as the Company’s Vice President and Chief Scientist since 1987 and a Director since 1988.  Prior to joining the Company, from 1972 to 1987, Dr. Bunker was a Chief Scientist at Spire Corporation.  From 1971 to 1972, Dr. Bunker was an Engineer at McDonnell Douglas Corporation.  Dr. Bunker received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1969.  Dr. Bunker is the author of fifteen patents in the field of ion beam technology.

John J. Munro, III has been the Company’s Vice President of Brachytherapy Products since 2001.  From March 2000 until December 2000, he served as the Company’s Director of Brachytherapy Products and from November 1999 until March 2000 as the Company’s Project Manager of Temporary Brachytherapy.  From August 1998 until October 1999, he served as Chief Executive Officer of GammaMed, USA, Inc and from July 1997 until August 1998 Mr. Munro was the Director of Source Operations at CIS-US, Inc.  Mr. Munro is the author of two patents.

Diane J. Ryan has served as the Company’s Vice President of Finance and Chief Financial Officer since May 2003.  Ms. Ryan has been employed with Implant Sciences Corporation since March 1989.  From March 2003 to May 2003, she was the Corporate Controller of the Company.  Ms. Ryan graduated from Salem State College with a B.S. in Business Administration and a minor in management.

Walter J. Wriggins has served as the Company’s Vice President and General Manager of Core Systems, since October 2004.  Prior to his career at Core Systems, Mr. Wriggins had over 22 years experience in semiconductor industry.  His career began as a materials scientist in the GE aircraft engine group, from which he transitioned to a sales and marketing career at various semiconductor companies throughout the country.  These companies, at which he held senior management positions, include:  Axcelis (formally Eaton Corporation), Applied Materials, Varian Thin Films, and Ion Implant Services.  Mr. Wriggins received a B.A. in Applied Science, and a B.S. in Material Science and Engineering from Lehigh University and an MBA from Boston University.

John Traub has served as the Company’s Vice President and President of Accurel Systems International, since March 2005 and prior to that as Executive Vice President and Chief Operating Officer of Accurel Systems, Inc..  Mr. Traub has held senior posts with several semiconductor equipment and services companies including Microfab Systems, Align-Rite Limited, Systems Chemistry Inc. and at Ultratech Stepper.  John also serves on the Santa Clara University Board of Fellows Executive Committee and as Chairmen of the Board of Governors of American Theatre of San Jose.

R. Erik Bates has served as the Company’s Vice President of Operations, Explosives Detection Equipment Division, since March 2005.  Mr. Bates has over twenty five years of experience encompassing engineering, manufacturing, operations, and business development.  The majority of his experience has been in the medical device industry.  Mr. Bates has a B.S. in plastics engineering from the University of Lowell and an MBA from Rivier College.  He is actively involved in public education, and is on the Advisory Board for the College of Engineering at UMass Lowell.

Dr. Michael Szycher joined the Company’s Board of Directors in December 1999.  He has been President and Chief Executive Officer and Chairman of CardioTech International, Inc., a publicly traded manufacturer of medical devices and biocompatible polymers since 1996.  From 1988 to 1996, Dr. Szycher was Chairman and Chief Technology Officer of Polymedica Industries.  Dr. Szycher is a recognized authority on polyurethanes and blood compatible polymers.  He is the editor of six books on various subjects in blood compatible materials and devices and the author of eighty original research articles.

Dr. David B. Eisenhaure has served on the Company’s board of directors since November 2002.  He has been the President, Chief Executive Officer and Chairman of the Board of SatCon Technology Corporation since 1985.  From 1974 until 1985, Mr. Eisenhaure was associated with the Charles Stark Draper Laboratory, Incorporated and with its predecessor, the Massachusetts Institute of Technology’s Instrumentation Laboratory, from 1967 to 1974.  Dr. Eisenhaure also holds an academic position at M.I.T., as a lecturer in the Department of Mechanical Engineering.  Mr. Eisenhaure serves on the board of directors of Mechanical Technology Incorporated and Beacon Power.  He holds a S.B., S.M. and an Engineer’s Degree in Mechanical Engineering from M.I.T.

Dr. Gerald Entine has served on the Company’s board since May 2004. He is the President of Radiation Monitoring Devices, Inc. of Watertown, Massachusetts, which he founded in 1974. RMD is a manufacturer of radiation detectors and diagnostic instrumentation used in medical and industrial applications. Dr. Entine, who received his Ph.D. in Physics from the University of California in Berkeley, has also been the Principal Investigator on numerous research grants from the National Institutes of Health, NASA, DOE and the National Science Foundation.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its directors, officers and employees and has been posted on the Company’s website:  www.implantsciences.com.

ITEM 10.                      Executive Compensation

The following table sets forth the aggregate cash compensation paid by us with respect to the three fiscal years ended June 30, 2003, 2004 and 2005 to our executive officers

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards Shares
				Other Annual Compensation ($)	Underlying Options
Name and Principal Position	Year	Salary($)	Bonus ($)	(1)	Granted(#)
Anthony J. Armini	2005	$213,101	—	$15,417	—
President, Chief Executive Officer	2004	$197,684	$59,700	$12,260	50,000
and Chairman of the Board	2003	$166,693	$75,000	$14,965	62,200

Stephen N. Bunker	2005	$103,377	—	$1,077	30,000
Vice President, Chief Scientist and	2004	$114,228	$23,150	$1,049	50,000
Director	2003	$82,932	—	$1,316	57,300

Diane J. Ryan	2005	$120,393	$25,000	$1,147	30,000
Vice President Finance and Chief	2004	$93,102	$25,050	$812	50,000
Financial Officer	2003	$75,421	$2,750	$783	49,000

John J. Munro, III	2005	$109,598	$13,000	$1,087	30,000
Vice President of Sales and	2004	$118,974	$24,050	$1,103	50,000
Marketing	2003	$123,841	$2,500	$942	22,700

Walter J. Wriggins (2)	2005	$101,124	—	—	70,000
	2004	—	—	—	—
	2003	—	—	—	—

John Traub (3)	2005	$53,615	—	—	50,000
	2004	—	—	—	—
	2003	—	—	—	—

R. Erik Bates (3)	2005	$33,231	—	—	30,000
	2004	—	—	—	—
	2003	—	—	—	—

(1)                                  Other annual compensation consists of life and disability insurance premiums and 401(k) plan benefits paid by us on behalf of these executive officers.

(2)                                  Joined the Company in October 2004.

(3)                                  Joined the Company in March 2005

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

Walter J. Wriggins.  On October 15, 2004, we entered into an employment agreement, with an initial term of one years and an automatic renewal for a successive period of one year, unless we or Mr. Wriggins give the other party not less than thirty days written notice of non-renewal.  Under this employment agreement, Mr. Wriggins serves as our Vice President of Business Development/Operations and general manager of Core Systems at a base salary of $140,000.  In addition, Mr. Wriggins may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position.  We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice.  In the event we terminate Mr. Wriggins’ employment without cause, we will pay him the balance of the salary due for the term of the agreement.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions.  Also, during his employment and for a period of two years after the term of the employment agreement, Mr. Wriggins is subject to a non-competition provision.

Director Compensation

Our directors who are our employees do not receive any compensation for service on the board of directors.  Directors who are not our employees, are paid a yearly stipend of $2,500 and are reimbursed for reasonable travel expenses incurred in connection with attendance at board and committee meetings.

Under the 2004 incentive and nonqualified stock option plan, each director who is not our employee, automatically receives an annual grant of options to purchase 10,000 shares of our common stock at an exercise price equal to the closing price of the common stock on that date for each year of service.  Each such option will have a term of ten years and will vest in full on the date of the grant.

Stock Option and Purchase Plans

In September 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”).  The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equals 100% of the fair market value on the date of the grant.  Options expire ten years from the date of the option grant and vest ratably over a three-year period commencing with the second year.  A total of 280,000 options were reserved for issuance under the 1998 Plan.  Upon adoption of the 1998 Plan, the 1992 Stock

Option Plan was terminated.  No new stock options will be granted under the 1992 Stock Option Plan, which has been superseded by the 1998 Plan.  In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the “2000 Plan”).  The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equals 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have variable vesting periods.  A total of 1,500,000 options have been reserved for the 2000 Plan.  In December 2004, the Company adopted the 2004 Stock Option Plan.  The 2004 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equal1 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have variable vesting periods.  A total of 500,000 options were reserved for issuance under the 2004 Plan.  As of June 30, 2005, a total of 11,503, 64,000 and 43,574 shares are available for issuance under the 1998, 2000 and 2004 stock option Plans, respectively.

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

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”).  The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of Common Stock of the Company through payroll deductions,  After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan.  The purchase price of the Common Stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period and is issued twice a year.  The periods are January 1 to June 30 and July 1 to December 31.  Fractional shares are not issued.  Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account.  The maximum number of shares eligible to be issued under the Plan is 141,000.  As of June 30, 2004, a total of 119,681 shares are available for issuance.

OPTION GRANTS IN FISCAL 2005

The following table sets forth certain information regarding stock options held as of June 30, 2005 by the executive officers.

Name and Principal Position	Number of Securities Underlying Options Granted	% of Total Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date

Anthony J. Armini	—	0%	—	—
President, Chief Executive Office and Chairman of the Board

Stephen N. Bunker	—	0%	—	—
Vice President and Chief Scientist

Diane J. Ryan	30,000	3%	$9.15	07/28/14
Vice President Finance and Chief Financial Officer

John J. Munro, III	30,000	3%	$9.15	07/28/14
Vice President of Brachytherapy Products

Walter J. Wriggins	50,000	5%	$9.92	10/15/14
Vice President Business Development/Operations and General Manager of Core Systems, Inc.	20,000	2%	$3.58	04/22/15

John Traub	50,000	5%	$6.00	03/11/15
President Accurel Systems International Corp.

R. Erik Bates	30,000	3%	$6.30	03/29/15
Vice President Operations Explosives Detection Division

AGGREGATE OPTIONS EXERCISABLE IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

	Number of Securities Underlying Unexercised Options at June 30, 2005		Value of Unexercised In-the-Money Options at June 30, 2005 (1)
Name and Principal Position	Exercisable	Unexercisable	Exercisable	Unexercisable

Anthony J. Armini	157,040	41,160	8,052	—
President, Chief Executive Office and Chairman of the Board

Stephen N. Bunker	58,500	41,500	—	—
Vice President and Chief Scientist

Diane J. Ryan	57,206	73,594	3,480	—
Vice President Finance and Chief Financial Officer

John J. Munro, III	71,150	65,550	6,699	—
Vice President of Brachytherapy Products

Walter J. Wriggins	—	70,000	—	—
Vice President Business Development/Operations and General Manager of Core Systems, Inc.

John Traub	—	50,000	—	—
President Accurel Systems International Corp.

R. Erik Bates	—	30,000	—	—
Vice President Operations Explosives Detection Division

(1)          As of June 30, 2005, the market value of a share of common stock was $2.97

ITEM 11.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of August 31, 2005, with respect to the beneficial ownership of our common stock of each director and nominee for director, each named executive officer in the executive compensation table above, all of our directors and current officers as a group, and each person known by us to be a beneficial owner of five percent or more of our common stock.  This information is based upon information received from or on behalf of the individuals named therein.

Name of Beneficial Owner		Number of Shares Beneficially Owned (1)	Percent of Class (2)

Anthony J. Armini	(3)	1,331,192	12%
Stephen N. Bunker	(4)	730,548	6%
John J. Munro, III	(5)	106,042	1%
Diane J. Ryan	(6)	111,746	1%
Walter J. Wriggins		21,300	*
John Traub		15,000	*
R. Erik Bates		—	*
Michael Szycher	(7)	61,000	1%
David Eisenhaure	(8)	56,000	*
Gerald Entine	(9)	48,000	*

*	Less than 1%

(1)	Unless otherwise noted, each person identified possesses sole voting and investment power over the shares
(2)

The calculation of percentage of class is based on 10,782,493 shares of common stock issued and outstanding as of September 30, 2005 plus any shares issuable upon exercise of options, to such persons and included as being beneficially owned by him.

(3)	Includes 134,540 shares exercisable within 60 days of the date hereof.
(4)	Includes 75,000 shares exercisable within 60 days of the date hereof.
(5)	Includes 97,850 shares exercisable within 60 days of the date hereof.
(6)	Includes 83,906 shares exercisable within 60 days of the date hereof.
(7)	Includes 59,000 shares exercisable within 60 days of the date hereof.
(8)	Includes 55,000 shares exercisable within 60 days of the date hereof.
(9)	Includes 45,000 shares exercisable within 60 days of the date hereof.

ITEM 12.                      Certain Relationships and Related Transactions

Our CEO and Chairman of the Board of Directors is also a director of CardioTech.  The CEO and Chairman of the Board of Directors of CardioTech is also our director.

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology.  In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share.  As of June 30, 2005, the Company has purchased these shares, the fair market value of which is $179,000 and is recorded as investments in available for sale securities in the accompanying consolidated balance sheet.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech International, Inc. (“CardioTech”), a public company and related party of the Company, and CorNova, Inc. (“CorNova”).  CorNova is a start-up company incorporated as a Delaware corporation on October 12, 2003.  CorNova’s focus is the development and marketing of innovative interventional cardiology products.  In connection with the agreement, in March 2004, the Company and CardioTech issued 10,344 and 12,931 shares, respectively, of their respective common stock (the “Contributory Shares”) bearing an aggregate fair market value of $113,000 and $76,000, respectively, as of the date of the issuance.  In exchange, the Company and CardioTech each received 1,500,000 shares of CorNova’s common stock, which represented a 30% ownership position for each party.  In February 2005, upon CorNova’s securing of an additional $3,000,000 in financing (“Series A”), CardioTech and the Company each issued additional shares of their common stock, which was equal in value to twenty-five percent (25%) of the gross proceeds of the Series A Financing, or $750,000.  As of June 30, 2005, the Company’s shares, represent a 19% ownership position.  Anthony Armini, our CEO and Michael Szycher, the Chairman of our Nominating Committee, are also on the Board of Directors of CorNova.

ITEM 13.                      EXHIBIT INDEX

The following exhibits are incorporate by reference filed as part of this Form 10-KSB for the fiscal year ended June 30, 2005

Exhibit No.	Ref. No.	Description

3.2	1	By-Laws of the Company
3.3	1	Articles of Amendment to the Articles of Organization of the Company, dated June 9, 1999
3.4	1	Restated Articles of Organization of the Company, dated June 9. 1999
3.5	5	Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible Preferred Stock, dated October 7, 2002
3.6	6	Certificate of Vote of Directors establishing Series B 5% Cumulative Convertible Preferred Stock, dated August 26, 2003
3.7	7	Certificate of Vote of Directors establishing Series C 5% Cumulative Convertible Preferred Stock, dated November 25, 2003.
4.1	2	Specimen certificate for the Common Stock of the Company
4.2	2	Specimen certificate for the Redeemable Warrants of the Company
4.3	3	Specimen certificate for the Units of the Company
4.4	5	Specimen Certificate of the Series A 7% Cumulative Convertible Preferred Stock
5.1	15	Opinion of Ellenoff Grossman & Schole LLP
10.3	1	1992 Stock Option Plan
10.31	1	Form of Stock Option Agreement under the 1992 Stock Option Plan
10.32	1	1998 Incentive and Nonqualified Stock Option Plan
10.33	2	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
10.34	2	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
10.35	2	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan
10.54	4	Research and Development Agreement, dated March 13, 2000, by and between Implant Sciences Corporation and Cardiotech International
10.55	4	Amendment to Distributorship Agreement between Med-Tec Iowa, Inc., and Implant Sciences Corporation dated 26 January 2000
10.69	5	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated October 7, 2002
10.69.1	6	Amendment #1 to Item 10.69
10.70	5	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated October 7, 2002.
10.71	5	Common Stock Purchase Warrant for 55,000 shares issued to Laurus Master Fund, Ltd. Dated October 7, 2002.
10.72	6	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, Dated August 28, 2003.
10.73	6	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated August 28, 2003.
10.74	6	Common Stock Purchase Warrant for 70,000 shares issued to Laurus Master Fund, Ltd. Dated August 28, 2003.

Exhibit No.	Ref. No.	Description

10.75	7	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, Dated November 25, 2003.
10.76	7	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated November 25, 2003.
10.77	7	Common Stock Purchase Warrant for 100,000 shares issued to Laurus Master Fund, Ltd. Dated November 25, 2003.
10.78	8	Exchange and Venture agreement between Implant Sciences Corporation, CardioTech International, and CorNova, Inc. dated March 5, 2004.
10.79	9	Form of Securities Purchase Agreement between Implant Sciences and certain investors
10.80	9	Form of Warrant dated June, 17, 2004
10.81	9	Form of Additional Investors Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors
10.82	9	Form of Registration Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors
10.83	10	Employment Agreement with Anthony J. Armini, dated June 30, 3004
10.84	11	Agreement and Plan of Merger and Reorganization, dated October 13, 2004, by and among the Company, C Acquisition Corp., Core Systems Incoporationd and Donald W. Lindsey.
10.85	12	Securities Purchase Agreements, dated March 4, 2005, by and between the Company and the Purchasers thereunder, with attached schedules.
10.86	12	Form of Common Stock Purchase Warrant, dated March 4, 2005, by the Company in favor of Pacific Wave Partners Limited.
10.87	12	Form of Common Stock Purchase Warrant, dated March 4, 2005, by the Company in favor of the Purchasers.
10.88	12	Form of Additional Investment Right, dated March 4, 2005, by and between the Company in favor of the purchasers.
10.89	12	Registration Rights Agreement, dated March 4, 2005, by and between the Company and the parties thereto.
10.90	13	Stock Purchase Agreement dated March 9, 2005 by and among the Company, Accurel and the Stockholders.
10.91	13	Form of the Securted Promissory Note dated March 9, 2005 made out by the Company in favor of the Stockholders.
10.92	13	Note and Security Agreement dated March 9, 2005, by and among the Company, the Stockholders and the Escrow Agent thereunder.
10.93	13	Holdback and Escrow Agreement dated March 9, 2005, by and among the Company, the Stockholders and the Escrow Agent thereunder.
10.94	14*	Development, Distribution and Manufacturing Agreement dated March 23, 2005 by and between the Company and Rapiscan Systems, Inc.
10.95	16	Form of Business Financing Agreement dated June 1, 2005 between the Company and Bridge Bank, N.A.
10.96	16	Form of Intellectual Property Security Agreement dated June 1, 2005 between Implant Sciences Corporation and Bridge Bank, N.A.
10.97	16	Form of Intellectual Property Security Agreement dated June 1, 2005 between C Acquisition Corp. and Bridge Bank, N.A.
10.98	17	Form of Securities Purchase Agreement, dated as of July 6, 2005, by and between the Company and Laurus Master Fund, Ltd.

Exhibit No.	Ref. No.	Description

10.99	17	Form of Secured Term Note, dated as of July 6, 2005, by the Company in favor of Laurus Master Fund, Ltd.
11.00	17	Form of Subsidiary Guaranty, dated as of July 6, 2005, by the Company in favor of Laurus Master Fund, Ltd.
11.01	17	Form of Common Stock Purchase Warrant, by the Company in favor of Laurus Master Fund, Ltd.
11.02	17	Form of Funds Escrow Agreement
11.03	17	Form of Master Security Agreement
21.1	18	Subsidiaries of the Company
23.1		Consent of BDO Seidman, LLP
23.2		Consent of Nation Smith Hermes Diamond, independent registered public accounting firm
23.3		Consent of Ireland San Filippo, LLP, independent certified public accounting firm
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	1	Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998, and is incorporated herein by reference.
	2	Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998, and is incorporated herein by reference.
	3	Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999, and is incorporated herein by reference.
	4	Previously filed in Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed on May 11, 2000, and is incorporated herein by reference.
	5	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2002 filed on October 15, 2002 and is incorporated herein by reference
	6	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2003 filed on September 29, 2003 and is incorporated herein by reference
	7	Previously filed on Form 8-K on December 12, 2003, and is incorporated herein by reference
	8	Previously filed on Form 8-K on March 18, 2004, and is incorporated herein by reference
	9	Previously filed on Form S-3 on July 14, 2004, and is incorporated herein by reference
	10	Previously filed in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and is incorporated herein by reference.
	11	Previously filed on Form 8-K on October 19, 2004, and is incorporated herein by reference.
	12	Previously filed on Form 8-K or Amendment form Form 8-K on March 9, 2005 and is incorporated herein by reference.
	13	Previously filed on Form 8-K on March 11, 2005 and is incorporated herein by reference.
	14	Previously filed on an Amendment to Form 8-K on April 7, 2005 and is incorporated herein by reference.
	15	Previously filed with this Registration Statement
	16	Previously filed on Form 8-K on June 13, 2005 and is incorporated herein by reference
	17	Previously filed on Form 8-K on July 14, 2005 and is incorporated herein by reference
	18	Previously filed on Form S-3 on August 3, 2005 and is incorporated herein by reference.
	*	filed pursuant to a request for confidential treatment

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

	June 30,
	2005	2004

Audit fees	$297,500	$138,000
Audit related fees	17,650	8,000
Total	$315,150	$146,000

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

Implant Sciences Corporation

Date: October 13, 2005	/s/ Anthony J. Armini
Anthony J. Armini
President, Chief Executive Officer,
Chairman of the Board of Directors
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2005	/s/ Anthony J. Armini
Anthony J. Armini
President, Chief Executive Officer,
Chairman of the Board of Directors
(Principal Executive Officer)

Date: October 13, 2005	/s/ Diane J. Ryan
Diane J. Ryan
VP Finance and CFO
(Principal Financial and Accounting Officer)

Date: October 13, 2005	/s/ Stephen N. Bunker
Stephen N. Bunker
Vice President and Chief Scientist,
Director

Date: October 13, 2005	/s/ Michael Szycher
Michael Szycher, Director

Date: October 13, 2005	/s/ David Eisenhaure
David Eisenhaure, Director

Date: October 13, 2005	/s/ Gerald Entine
Gerald Entine, Director