Form 10-Q
period 2005-09-30
IMPLANT SCIENCES CORP
filed 2005-11-21
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending September 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number  000-25839

IMPLANT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

107 Audubon Road, #5 Wakefield, MA	01880
(Address of Principal Executive Offices)	(Zip Code)

781-246-0700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	American Stock Exchange
Warrants	American Stock Exchange

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

YES   ☐         NO   ☒

State issuer’s revenues for its most recent fiscal year: $12,286,000

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $35,990,000 as of October 31, 2005 (based on the closing price for such stock as of October 31, 2005).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at October 31, 2005
Common Stock, $.10 par value	11,401,724

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	June 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,432,000	$1,549,000
Accounts receivable, less allowance of $147,000 and $147,000, respectively	2,462,000	3,003,000
Accounts receivable, unbilled	542,000	298,000
Inventories (Note 3)	1,768,000	1,204,000
Investments - available for sale securities (Note 5)	257,000	204,000
Prepaid expenses and other current assets	304,000	224,000
Total current assets	8,765,000	6,482,000

Property and equipment, net (Note 4)	10,093,000	10,434,000
Amortizable intangible assets, net (Note 11)	1,850,000	2,057,000
Investment in unconsolidated subsidiary (Notes)	449,000	531,000
Other non-current assets	505,000	511,000
Goodwill (Note 11)	12,235,000	12,213,000
Total assets	$33,897,000	$32,228,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$403,000	$2,052,000
Payable to Med-Tec	318,000	348,000
Accrued expenses	2,242,000	2,445,000
Accounts payable	1,690,000	1,526,000
Current portion of long term lease liability	102,000	102,000
Deferred revenue	1,379,000	773,000
Total current liabilities	6,134,000	7,246,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	835,000	897,000
Long-term lease liability	680,000	701,000
Total liabilities	7,649,000	8,844,000

Convertible preferred stock:

Series D Cumulative Convertible Preferred Stock; $10 stated value; 500,000 shares designated; 500,000 shares 0 shares issued and outstanding, respectively (Note 8)	3,207,000	—

Stockholders’ equity:
Common stock, $0.10 par value; 20,000,000 shares authorized; 11,379,275 and 10,734,393 shares issued and outstanding, respectively	1,140,000	1,075,000
Additional paid-in capital	52,657,000	50,995,000
Accumulated deficit	(30,482,000)	(28,115,000)
Deferred compensation	(63,000)	(349,000)
Accumulated other comprehensive income (loss)	6,000	(5,000)
Treasury stock, 22,449 and 22,449 common shares, respectively, at cost	(217,000)	(217,000)
Total stockholders’ equity	23,041,000	23,384,000

Total liabilities and stockholders’ equity	$33,897,000	$32,228,000

The accompnaying notes are an integral part of these condensed consolidated financial statements

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2005	2004
Revenues:
Medical	$1,149,000	$960,000
Semiconductor	3,122,000	334,000
Explosives detection	401,000	980,000
Total revenues	4,672,000	2,274,000

Cost of revenues:
Cost of medical revenues	959,000	797,000
Cost of semiconductor revenues	2,697,000	371,000
Cost of explosives detection revenues	1,022,000	638,000
Total cost of revenues	4,678,000	1,806,000

Gross margin	(6,000)	468,000

Operating expenses:
Research and development	316,000	586,000
Selling, general and administrative	1,923,000	1,060,000
Total operating expenses	2,239,000	1,646,000

Loss from operations	(2,245,000)	(1,178,000)

Other income (expenses):
Interest income	11,000	16,000
Interest expense	(92,000)	(18,000)
Equity losses in unconsolidated subsidiaries	(41,000)	(11,000)
Total other expense, net	(122,000)	(13,000)

Net loss	(2,367,000)	(1,191,000)

Preferred distribution, dividends and accretion	—	(284,000)

Net loss applicable to common shareholders	$(2,367,000)	$(1,475,000)

Net per share applicable to common shareholders, basic and diluted	$(0.22)	$(0.17)

Weighted average common shares outstanding used in computing basic and diluted loss per share	10,962,703	8,466,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,367,000)	$(1,191,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579,000	334,000
Amortization of intangible assets	207,000	—
Stock-based compensation expense	411,000	63,000
Equity loss in unconsolidated subsidiaries	41,000	11,000
Loss on equipment write down	—	6,000
Changes in operating assets and liabilities:
Accounts receivable	296,000	(889,000)
Inventories	(564,000)	(8,000)
Prepaid expenses and other current assets	(80,000)	30,000
Deferred revenue	606,000	—
Accounts payable	136,000	378,000
Accrued expenses	(224,000)	18,000
Net cash used in operating activities	(959,000)	(1,248,000)

Cash flows from (for) investing activities:
Purchase of property and equipment	(170,000)	(142,000)
Investment in Core Systems	(9,000)	—
Investment in Accurel Systems International	(2,000)	—
Increase in other non-current assets	(19,000)	(83,000)
Net cash used in investing activities	(200,000)	(225,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the exercise of options and the Employee Stock Purchase Plan	29,000	774,000
Proceeds from exercise of warrants and non-employee options	69,000	10,000
Proceeds from issuance of 5% Series D Cumulative Convertible Preferred Stock, net of issuance costs	4,729,000	—
Repayments of long-term debt and capital lease obligations	(1,760,000)	(194,000)
Acqusition of treasury shares	—	(54,000)
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	(25,000)	(25,000)
Net cash provided by financing activities	3,042,000	511,000

Net (decrease) increase in cash and cash equivalents	1,883,000	(962,000)
Cash and cash equivalents, beginning	1,549,000	6,906,000
Cash and cash equivalents, ending	$3,432,000	$5,944,000

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$109,000	$18,000

Noncash Investing and Financing Activity:
Conversion of Series C Cumulative Convertible Preferred Stock and accrued dividends into common stock	$—	$577,000
Accretion of 5% Series C Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$—	$284,000
Capital equipment acquired under capital lease	$42,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1.             Description of Business

Implant Sciences Corporation (the “Company”) develops products for the medical device and explosives detection industry and provides services to the semiconductor industry.  Its core technology involves ion implantation and thin film coatings of radioactive and non-radioactive materials.  The Company has received Food and Drug Administration 510(k) clearance to market radioactive seeds for the treatment of prostate cancer and breast cancer therapy.  The Company also modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant.  The Company also provides ion implantation, analytical services and equipment to the semiconductor industry.  The Company continues to make significant investments in developing new applications of its explosives detection systems while ramping up its manufacturing capabilities in anticipation of order fulfillment.

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the three months ended September 30, 2005 the Company had a net loss from continuing operations of $2,367,000.  The Company also had cash and cash equivalents of $3,432,000 and net working capital of $2,631,000.  The Company continually reviews its operating plans to determine if it has adequate cash flows to fund its operations and achieve its operating plans.  Although the Company believes it can achieve these plans there can be no assurances that it will.  If the Company fails to achieve its revenue and gross margin goals, it would have to undertake additional steps to fund operations.  These steps may include: obtaining additional financing, entering into strategic agreements to fund the development of our products and/or cutting costs and expenses.

2.             Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed consolidated financials statements includes all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods.  The result of operations and cash flows for the three months ended September 30, 2005 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-KSB as of and for the year ending June 30, 2005 filed with the Securities and Exchange Commission on October 13, 2005.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments, In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, business combinations, valuation for goodwill and acquired intangible assets, and warranty reserves.

3.             Inventories

Inventories consist of the following:

	September 30, 2005	June 30, 2005
Raw materials	$837,000	$548,000
Work-in-progress	536,000	416,000
Finished goods	395,000	240,000
	$1,768,000	$1,204,000

4.             Property and Equipment

Property and equipment consists of the following:

	September 30, 2005	June 30, 2005
Total property and equipment	15,837,000	15,624,000
Less: Accumulated depreciation and amortization	(5,744,000)	(5,190,000)

Property, plant and equipment, net	$10,093,000	$10,434,000

5.             Related Party Transactions

Statement of Financial Accounting Standard (“SFAS”) No. 57, “Related Party Disclosures,” specifies the nature of information that should be disclosed in financial statements regarding related party transactions.  CardioTech, a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange, is a related party with the Company by virtue of its significant business relationships.

Certain directors of the Company hold positions as directors of CardioTech.  The CEO and Chairman of the Board of Directors of the Company is also a director of CardioTech.  The CEO and Chairman of the Board of Directors of CardioTech is also a director of the Company.

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology.  In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share.  As of September 30, 2005, the Company has purchased these shares, the fair market value of which is $257,000 and is recorded as investments in available for sale securities in the accompanying consolidated balance sheet.  The unrealized holding gains and losses are recorded as accumulated other comprehensive income (loss) within stockholders’ equity.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech and CorNova.  The Company’s CEO and the Company’s Chairman of the Nominating Committee are also on the Board of Directors of CorNova.

6.             Employee Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payments,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123R supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock issued from certain employee stock purchase plans, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

Prior to the quarter ending September 30, 2005, as was permitted under SFAS No. 123, the Company accounted for stock-based awards using the intrinsic value method under APB No. 25.  Under APB No. 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense was recorded.

Effective July 1, 2005, the Company adopted SFAS 123R.  The Company selected the modified prospective method of adoption in which compensation cost is recognized beginning with the effective date for all share-based payments to employees after July 1, 2005 and any unvested share-based payments to employees as of the effective date.  In accordance with the modified prospective method of adoption, the Company’s results of operations for prior periods have not been restated.

The Company has refined certain estimates used previously based upon the guidance provided under SFAS 123R, specifically the expected life of the option.  The calculation of the fair value of the awards for the quarter ended September 30, 2005 has been adjusted to reflect these refined assumptions..

The following table illustrates the effect on net loss applicable to common shareholders and net loss per share applicable to common shareholders as if the fair value method had been applied to all outstanding and unvested awards in the prior period:

Three Months Ended September 30, 2004

Net loss applicable to common shareholders as reported for the three month period ended September 30, 2004.	$(1,475,000)

Add: Stock-based employee compensation expense included in proforma net loss and reported net loss applicable to common shareholders, net of tax	59,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(213,000)

Proforma net loss, for the three month periods ended September 30, 2004 applicable to common shareholders after adopting SFAS 123R	$(1,629,000)

Net loss per share applicable to common shareholders, basic and diluted:
As reported	$(0.17)
Pro forma, three months ended September 30, 2004	$(0.19)

Weighted average common shares outstanding, basic and diluted	7,317,677

Under the provisions of SFAS 123R the Company recorded $385,000 of stock based compensation on its condensed consolidated statement of operations for the three month period ended September 30, 2005, included in the following expense categories:

Cost of revenues	$82,000
Research and development	$68,000
Selling, general and administrative	$235,000

Total SFAS 123R compensation expense	$385,000

Expense related to shares to be purchased in the Employee Stock Purchase Plan were not material. The Company also had $26,000 of compensation expense attributable to non-employee options and warrants.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s stock options.  The Company uses historical data to estimate option forfeitures within the valuation model. The expected term of options granted is calculated using the “Simplified Method” as outlined SFAS 123R and reflects the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of grant.

	Stock Options Plans	Stock Purchase Plan
Risk free interest rate	3.34%-4.35%	3.22
Expected dividend yield	0%	0%
Expected lives (years)	3.5 - 6 years(1)	6 months
Expected volatility	57% - 80%	81%

(1)   The estimate of an options expected life has been updated and revised for all grants outstanding prior to adoption based upon guidance provided under SFAS 123R and SAB Topic 14. The estimate of expected life was revised to use the “simplified method” to determine the expected life of an option versus the contractual life as previously used.

7.         Share-based Compensation Plans

The Company has two types of shared based compensation plans, a Stock Option Plan and an Employee Stock Purchase Plan.

Stock Option Plans

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

In December 2004, the Company adopted the 2004 Stock Option Plan.  The 2004 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have variable vesting periods

A summary of option activity under the plans as of and for the period September 30, 2005 are as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at June 30, 2005	1,908,331	$5.66

Granted	88,000	6.72
Exercised	(2,500)	2.10
Canceled	(184,440)	6.30

Outstanding at September 30, 2005	1,809,391	$6.30

A summary of the unvested option activity under the plans as of and during the three month period ended September 30, 2005 is as follows:

Unvested Options	Shares	Weighted- Average Fair Value
Unvested at at June 30, 2005	891,969	$4.79

Granted	88,000	4.79
Vested	(141,503)	5.47
Forfeited	(64,099)	5.71

Unvested at September 30, 2005	774,367	$4.59

As of September 30, 2005 there was $2,917,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the plan.  This expense is expected to be recognized as follows:

Year ending June 30:
2006	$1,235,000
2007	1,151,000
2008	502,000
2009	29,000

Total	$2,917,000

Employee Stock Purchase Plan

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”).  The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions.  After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year.  The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period.  The periods are January 1 to June 30 and July 1 to December 31.  Fractional shares are not issued.  Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account.  The maximum number of shares eligible to be issued under the Plan is 141,000.  As of June 30, 2005, a total of 119,681 shares are available for issuance under the Plan.  Estimated compensation expense under the plan for the period ended September 30, 2005 is $17,000.

8.             Secured Term Note and Series D Financing

On July 6, 2005, the Company executed a $3.0 million secured term note payable to Laurus Master Fund, Ltd. (“Laurus”).  The Company received $3,000,000 in gross proceeds, less a management fee of $135,000 and related transaction costs of approximately $32,000.  The term note was secured by substantially all of the Company’s assets, had a 4-month term and bore interest at a rate equal to prime plus 1% per annum.  In connection with the financing, on September 30, 2005, the Company issued Laurus a warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share.  Net proceeds from the financing were used for increasing the capacity of the Quantum Sniffer™ production line, increasing unit inventories and the repayment of certain indebtedness due and owing by the Company to the former shareholders of Accurel Systems International in connection with the acquisition of this wholly-owned subsidiary.

On September 30, 2005, the Company issued 500,000 shares of Series D Convertible Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus Master Fund, Ltd.  The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000.  The Series D has a dividend equal to the prime rate plus one percent (1%) and provides for repayment over a thirty-six month period pursuant to an amortization schedule.  The monthly redemption amount of approximately $152,000 may be paid in cash or common shares at the option of the Company, subject to certain restrictions, commencing on January 1, 2006.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.80 per common share.

The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $10.20 per share.  The Securities Purchase Agreement provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series D to the subsequent financier.  The Company utilized the proceeds to repay the $3 million term note Laurus signed on July 7, 2005, plus accrued interest, and for working capital.

In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities,” which became effective in November 2000, the allocated value of the Series D contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series D and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $460,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of September 1, 2008, or the actual conversion date, whichever is earlier using the effective interest method.

The Company valued the Series D at issuance to be $3,207,000 based on the relative fair market values of the financial instruments issued in connection with this preferred stock financing, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, the amount allocated to warrants of $1,062,000, (which includes the value of the warrants issued in connection with the term note as well as those issued with the preferred stock), the amount of the discount related to the value of beneficial conversion feature of $460,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note).  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $5,000,000 at September 1, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  As of September 30, 2005, no amounts have been accreted and no preferred shares have been converted. Net cash proceeds were $1,851,000 (which included repayments of $3,032,000 of principal and interest related to the July 6, 2005 term note and $117,000 of issuance costs).

9.             Loss Per Share

Basic loss per share is computed based only on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by using the weighted average number of common shares outstanding during the period, plus the dilutive effects of shares issuable through the exercise of stock options and warrants (common stock equivalents) unless their inclusion would be antidilutive.

10.          Financial Information by Segment

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

Gross margin is the measure that management uses when evaluating the Company’s segments; therefore, operating expenses are excluded from the financial information below.

The revenues and expenses related to these segments for the three months ended September 30, 2005 and 2004 are:

	Three Months Ended September 30, 2005
	Medical	Semiconductor	Explosives	Total

Revenue	$1,149,000	$3,122,000	$401,000	$4,672,000
COGS	(959,000)	(2,697,000)	(1,022,000)	(4,678,000)
Gross Margin	$190,000	$425,000	$(621,000)	$(6,000)

	Three Months Ended September 30, 2004
	Medical	Semiconductor	Explosives	Total

Revenue	$960,000	$334,000	$980,000	$2,274,000
COGS	(797,000)	(371,000)	(638,000)	(1,806,000)
Gross Margin	$163,000	$(37,000)	$342,000	$468,000

11.          Goodwill and Other Intangible Assets:

At September 30, 2005, the Company had goodwill and intangible assets of $14,085,000.  SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  The Company has four reporting units, medical, explosives detection, semiconductor wafer processing and semiconductor analytical services. All of the Company’s goodwill is allocated to the semiconductor wafer processing and the semiconductor analytical services reporting units.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31as the date of performing the annual goodwill impairment test.  In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance.  The Company may employ the work of independent appraisers in making its determination.  As of August 31, 2005, goodwill existed in two of our reporting units, our semiconductor wafer processing and semiconductor analytical services units.  The Company, in conjunction with a report from and independent appraiser made its annual assessment of goodwill attributable to its semiconductor wafer processing reporting unit on August 31, 2005 and determined that the reporting unit’s goodwill is not impaired.  In addition, management conducted an internal assessment of the semiconductor analytical services reporting unit’s goodwill and concluded that these assets were not impaired as well.

The following table summarizes the Company’s goodwill assets as of September 30, 2005 and June 30, 2005:

Reporting Unit	September 30, 2005	June 30, 2005

Semiconductor Wafer Processing	$4,660,000	$4,647,000

Semiconductor Analytical Services	7,574,000	7,566,000

Total Goodwill	$12,234,000	$12,213,000

Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce.  These assigned values are amortized over the period of time those cash flows are estimated to be produced.  Management continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired. As of September 30, 2005 management believes no impairment exists.

Future events could cause management to conclude that impairment indicators exist and that goodwill and intangible assets with indefinite lives associated with the Company’s acquired businesses are impaired.  Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

The following table summarizes the Company’s intangible assets as of September 30, 2005 and June 30, 2005:

		September 30, 2005			June 30, 2005
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Non-Compete	18-36 mo.	$1,057,000	$922,000	$135,000	$1,057,000	$809,000	$248,000

Name Recognition	60-84 mo.	200,000	16,000	184,000	200,000	9,000	191,000

Customer Base	60 mo.	1,630,000	200,000	1,430,000	1,630,000	119,000	1,511,000

Technology	60 mo.	125,000	24,000	101,000	125,000	18,000	107,000

Total		$3,012,000	$1,162,000	$1,850,000	$3,012,000	$955,000	$2,057,000

Estimated future amortization expense for intangible assets with finite lives as of September 30, 2005 is as follows:

Remainder of fiscal year	2006	$414,000
	2007	387,000
	2008	380,000
	2009	380,000
	2010	244,000
	thereafter	45,000
		$1,850,000

12.          Credit Arrangements

At the time of its acquisition, Accurel Systems had a $1,400,000 fixed rate installment note with a bank. The note calls for monthly payments of $29,000 plus interest at a rate of 6.84%, through September 1, 2008.  The bank has consented to continue the note under the same terms after the acquisition. As of September 30, 2005, the note balance is $1,079,000.  The note is secured by substantially all assets of Accurel.

The Loan Agreement requires Accurel to report monthly financial results to the bank and for Accurel to comply with certain financial covenants.  As of September 30, 2005, Accurel was in compliance with the covenants.

On June 8, 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley based Bridge Bank, N.A.  The revolving credit facility has a one year term, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%), and is secured by certain assets of the Company and is subject to certain covenants.  As of September 30, 2005, the company has not drawn down any funds on the credit facility.

13.          Subsequent Events

On October 12, 2005, the Company executed a modification to its revolving credit facility for $1,500,000 with Bridge Bank, N.A. extending the expiration date to December 31, 2006 and modifying certain compliance covenants.  All other terms remain unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Form 10-KSB for the year ended June 30, 2005.  In addition to historical information, this Form 10-Q contains forward-looking statements.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports and Annual Reports filed by us in fiscal 2005 and 2004.

Implant Sciences Corporation, incorporated in 1984, has three locations.  It operates out of a 51,000 square foot leased facility in Wakefield, Massachusetts.  Since October 15, 2004, Implant also operates out of a 35,000 square foot leased facility in Sunnyvale, California and since March 9, 2005, out of a 20,000 square foot leased facility also in Sunnyvale, California.  The Company has approximately 155 employees and runs three shifts in Wakefield and two shifts in Sunnyvale.  The Company generates revenues from the sale of ion implantation and analytical services for the semiconductor industry, radioactive prostate seeds and medical coatings, explosives trace detection equipment and government research and development contracts for both medical products and explosives detection segments. Semiconductor products and services are conducted in both the Wakefield and Sunnyvale facilities.  Medical and industrial coatings, radioactive prostate seed manufacturing, explosives detection equipment manufacturing and research and development programs are conducted in Wakefield.

The quarter ended September 30, 2005 includes revenues from Core Systems which was acquired by the Company on October 15, 2004, and Accurel Systems which was acquired on March 9, 2005.  These acquisitions contributed revenues of $3.0 million in the quarter out of total revenues of $4.7 million. Core and Accurel are included in the semiconductor segment.  Revenues from our explosives detection segment, during the quarter ended September 30, 2005, are down $600,000 from the prior year quarter.  This decline is attributable to government contracts in the previous year quarter which were completed by December 31, 2004.  We have recently announced the signing of a development agreement with the Transportation Security Administration (“TSA”) for our explosives detection products and are scheduled to ship explosives detection equipment against a previously announced order from China in the coming months.

As a result of the acquisition of Core and Accurel on October 15, 2004 and March 9, 2005, respectively, and the Company’s presentation of consolidated financial statements, it should be noted that the fiscal 2006 versus fiscal 2005 comparative information may not be meaningful.

On July 1, 2005, the Company adopted SFAS 123R, “Share-Based Payments,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective method.  Prior to this the Company had elected to use the disclosure-only provisions of SFAS No. 123. The Company was required to adopt on July 1, 2005 because it no longer qualifies as a “small business” filer for SEC reporting purposes as of that date. Under SFAS 123R, the Company is required to account for all options granted to employees after July 1, 2005 and any unvested portion of options outstanding as to the effective date, using the fair value method. The Company previously accounted for its employee stock-based compensation arrangements under the provisions of Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than the alternative fair value accounting method provided for under SFAS No. 123. Previously under APB 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.  Because of the adoption of SFAS 123R comparisons with previous periods may not be meaningful.

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the three month period ended September 30, 2005 and 2004.  It should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Three Month Period Ended September 30, 2005 vs. September 30, 2004

Revenues. Total revenues for the period ended September 30, 2005 were $4,672,000 as compared to $2,274,000 for the comparable prior year period, an increase of $2,398,000 or 105%.  Our revenues by business segment are as follows:

Three Months Ended September 30, 2005
Medical	Semiconductor	Explosives	Total Revenues

$1,149,000	$3,122,000	$401,000	$4,672,000

Three Months Ended September 30, 2004
Medical	Semiconductor	Explosives	Total Revenues

$960,000	$334,000	$980,000	$2,274,000

The overall increase in revenues is attributable primarily to revenues from Core Systems and Accurel Systems. Core and Accurel were acquired on October 15, 2004 and March 9, 2005 respectively, and their results were not included in the previous year period.  Revenues from Core and Accurel totaled approximately $2,952,000 and are included in our semiconductor segment.  Semiconductor revenues were $3,122,000 as compared to $334,000 in the comparable prior year period, an increase of $2,788,000 or 835%.  Since the acquisition of Core on October 15, 2004 the Company has transitioned some semiconductor work from Wakefield to Sunnyvale to take advantage of operating efficiencies.

Medical revenues were $1,149,000 as compared to $960,000 for the comparable prior year period, an increase of $189,000 or 20%.  The increase in medical revenues was due primarily from a turn around in the radioactive seeds volumes, providing $93,000 of the increase, and revenues from a new non-orthopedic related coatings customer.  After a lengthy period of decline, management believes seed volumes have now stabilized, and has taken steps to achieve increasing seed volumes in the coming year, including the benefits of selling our recently acquired treatment planning software to our customers. The treatment planning software is a proprietary treatment planning technology marketed as “I-PlantTPS”TM. In its latest version, a new module aids the physician in making 2 and 3 dimensional maps of stage, grade and location of cancer within the prostate gland. This “Pathology Mapping Module”TM is in addition to the standard treatment planning function used for prostate Brachytherapy and will provide for image guided, focal treatment of the disease.

Revenues from the Company’s explosives detection business declined to $401,000 as compared to $980,000 for the comparable prior year period, a decrease of $579,000 or 59%.  This decrease is attributable to certain government contracts which were in place in the prior year period that had been completed prior to the current fiscal year.  Explosives detection contract revenues were $288,000 and $935,000 for the three months ended September 30, 2005 and 2004, respectively. The Company is transitioning the explosives business from primarily a contracts/development business to a product sales business.  To that extent, we have established strategic sales and distribution relationships both domestically and internationally.  The Company recently announced a major order for its explosives detection product from its distributor in China that is expected to begin shipping during the second quarter of fiscal 2006.  Explosives detection product revenues were $113,000 and $45,000 for the three months ended September 30, 2005 and 2004, respectively.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2005 was $4,678,000 as compared to $1,806,000 for the comparable prior year period, an increase of $2,872,000 or 159%.  The cost of revenues by business segment is as follows:

Three Months Ended September 30, 2005
Medical	Semiconductor	Explosives	Total Cost of Revenues

$959,000	$2,697,000	$1,022,000	$4,678,000

Three Months Ended September 30, 2004
Medical	Semiconductor	Explosives	Total Cost of Revenues

$797,000	$371,000	$638,000	$1,806,000

The overall increase in cost of revenues is primarily a result of costs attributable to Core and Accurel.  Core and Accurel were acquired on October 15, 2004 and March 9, 2005, respectively, and their results were not included in the comparable prior year period.  Cost of revenues at Core and Accurel totaled $2,335,000 and are included in our semiconductor segment.  In addition, our cost of revenues also increased due to our efforts to ramp up our explosives detection manufacturing capability as we transition from primarily contract/development revenues to higher volumes of product sales related to the explosives detection equipment.  The cost of our explosives detection revenues were $1,022,000 compared to $638,000 in the comparable prior year period, an increase of $384,000 or 60%. Medical products costs increased to $959,000 as compared to $797,000 in the comparable prior year period, an increase of $162,000 or 20%.  This increase is primarily due to materials required to provide increased volumes of radioactive seeds. Included in cost of sales for the period ended September 30, 2005, is $82,000 of share-based compensation as required by SFAS 123R.

Gross Margins.  Overall gross margins were 0% of revenues in the three month period ended September 30, 2005 as compared to 21% of revenues in the comparable prior year period.  The decrease in the gross margin percentage is attributable to the transition from contract/development work in the explosives detection segment, to product manufacturing.  This transition has created a situation in which the Company had declining revenues, due to completion of major contracts in the prior fiscal year, at the same time it is expanding its product manufacturing capability and building limited saleable product which resulted in certain fixed manufacturing costs being incurred and expensed.  The result of this transition was a gross margin loss $621,000 or 155% of sales for the explosives detection segment for the three months ended September 30, 2005, as compared to gross margins of $342,000 or 35% in the comparable prior year period.  Semiconductor margins were 14% of revenues as compared to a gross margin loss of 11% in the comparable prior year period. This turnaround is attributable to Accurel.  Accurel was acquired on March 9, 2005 and its results are not included in the comparable prior year period.  Management expects continued semiconductor gross margin improvements as volumes continue to increase and operating efficiencies at Core are realized.  Gross margins by business segment are as follows:

Three Months Ended September 30, 2005
Medical	Semiconductor	Explosives	Total Gross Margin
16%	14%	-155%	0%

Three Months Ended September 30, 2004
Medical	Semiconductor	Explosives	Total Gross Margin
17%	-11%	35%	21%

Research and Development.  Research and development expense for the three month period ended September 30, 2005 was $316,000 as compared to $586,000 for the comparable prior year period, a decrease of $270,000 or 46%.  In the three month period ended September 30, 2005, certain of the Company’s R&D resources were temporarily transferred to explosives detection product manufacturing team to assist with order fulfillment of our handheld explosives detectors.  However, the Company continues to expend funds to further the development of new products in the areas of explosives and toxic substance detection and temporary brachytherapy areas.  Included in research and development costs for the period ended September 30, 2005, is $68,000 of share-based compensation as required by SFAS 123R.

Selling, General and Administrative.  Selling, general and administrative expenses for the three month period ended September 30, 2005 were $1,923,000 as compared to $1,060,000 for the comparable prior year period, an increase of $865,000 or 82%.  This increase is primarily related to $624,000 of additional selling, general and administrative expenses incurred due to the acquisition of Core and Accurel.  Core and Accurel were acquired on October 15, 2004 and March 9, 2005, respectively and their results were not included in the comparable prior year period.  Selling expense associated with our treatment planning software line were $92,000 in the three month period ended September 30, 2005 as compared to $0 for the same period in 2004. Included in selling, general and administrative costs for the period ended September 30, 2005, is $235,000 of share-based compensation as required by SFAS 123R.

Other Income and Expenses, Net.  For the year ended September 30, 2005, we recorded other expense, net, of $122,000 as compared to $13,000, in the comparable prior year period.  This increase includes interest expense of $92,000, primarily due to the Laurus financing in July of 2005 and debt held by Accurel as compared to interest expense of $18,000 in the comparable prior year period.  In addition, equity losses in unconsolidated subsidiaries increased by $30,000 in the current fiscal year period.

Net Loss.  Net loss for the three month period ended September 30, 2005 was $2,367,000 as compared with $1,191,000 for the comparable prior year period, an increase in net loss of $1,176,000 or 99%.  The increase in net loss is primarily due to losses in the explosives detection business due to the completion of certain government contracts during the prior fiscal year and costs related to increasing our manufacturing capability ahead of expected product orders. The increase in net loss due to our explosives detection business is approximately $963,000. This is offset somewhat by our transfer of R&D expenses to cost of sales resulting in lower R&D costs for the period.  The acquisition of Core Systems on October 15, 2004 was expected to have a positive impact on earnings because of expected operating efficiencies and increased revenues when combined with the Company’s existing semiconductor operations.  These benefits have been slow to develop and Core has experienced losses since it was acquired.  Management continues to focus on opportunities for Core that could have significant profit potential. The Company continually reviews its goodwill assets for potential impairment.  The Company has four reporting units, medical, explosives detection, semiconductor wafer processing and semiconductor analytical services. All of the Company’s goodwill is allocated to the semiconductor wafer processing and the semiconductor analytical services reporting units.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31 as the date of performing the annual goodwill impairment test. The results of this assessment, based on management forecasts, conclude that the goodwill is not impaired.  However, if events should occur and an impairment charge is warranted it could have a significant impact on the Company’s financial results for the period then reported.

  Preferred distribution, dividends and accretion were $0 in the three month period ended September 30, 2005 as compared to $284,000 in the period ended September 30, 2004.  This decrease is attributable to the conversion of preferred stock to common stock prior to the three month period ending September 30, 2005.  Included in net loss for the period ended September 30, 2005, is $385,000 of share-based compensation as required by SFAS 123R.  The Company also had $26,000 of non-SFAS 123R compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company continually reviews its operating plans to determine if it has adequate cash flows to fund its operations and achieve its operating plans.  Although the Company believes it can achieve these plans there can be no assurances that it will.  If the Company fails to achieve its revenue and gross margin goals, it would have to undertake additional steps to fund operations.  These steps may include: obtaining additional financing, entering into strategic agreements to fund the development of our products and/or cutting costs and expenses.

As of September 30, 2005, the Company had approximately $3,432,000 in the form of cash and cash equivalents and net working capital of $2,631,000.  During the three month period ended September 30, 2005, operating activities used cash of approximately $959,000.  Net cash used by operating activities primarily reflects the $2,367,000 net loss offset by $1,217,000 in depreciation, amortization and other non-cash expenses.  In addition the Company invested $564,000 in inventory as it continues its production of the explosives detection product, which is expected to ship in the Company’s second quarter.  The Company realized cash of $296,000 from its accounts receivables due to timely payments from revenues booked at the end of the fiscal 2005 fourth quarter. Accounts payables and accruals were paid down by $88,000. Deferred revenues increased $606,000, primarily from cash deposits received by the Company for products scheduled to ship in the Company’s second quarter.  During the three months ended September 30, 2005, investing activities used cash of approximately $200,000, which was primarily attributable to $170,000 used for additions to plant and equipment.  The additions were primarily used to increase production capacity at Core and for explosives detection products production in Wakefield.  During the three month period ended September 30, 2005, financing activities provided approximately $3,042,000 in cash.

On July 6, 2005, the Company executed a $3.0 million secured term note from Laurus Master Fund, Ltd.  The Company received $3,000,000 in gross proceeds, less a management fee of $135,000 and related transaction costs of approximately $32,000.  The term note was secured by substantially all of the Company’s assets, had a 4-month term and bore interest at a rate equal to prime plus 1% per annum.  In connection with the financing, on September 30, 2005, the Company issued Laurus a warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share.  Net proceeds from the financing were used for increasing the capacity of the Quantum Sniffer™ production line, increasing unit inventories and the repayment of certain indebtedness due and owing by the Company to the former shareholders of Accurel Systems International.

On July 8, 2005, the Company paid in full the principal and interest due on the notes payable to the former Accurel Shareholders.  All liens on the Company’s assets in regards to this transaction have been removed.

On September 30, 2005, the Company issued 500,000 shares of Series D Convertible Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement to Laurus Master Fund, Ltd.  The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000.  The Series D has a dividend equal to the prime rate plus one percent (1%) and provides for repayment over a thirty-six month period pursuant to an amortization schedule.  The monthly redemption amount of approximately $152,000 may be paid in cash or common shares at the option of the Company, subject to certain restrictions, commencing on January 1, 2006.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.80 per common share.

The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $10.20 per share.  The Securities Purchase Agreement provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series D to the subsequent financier.  The Company utilized the proceeds to repay the $3 million term note to Laurus signed on July 7, 2005 plus accrued interest, and for working capital.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities,” which became effective in November 2000, the allocated value of the Series D contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series D and the fair market value of the common stock at the date of issuance.  The discount arising from the beneficial conversion feature aggregated $460,000.  The discount is being amortized and recorded as a preferred dividend during the period from the issuance of the preferred stock to the mandatory redemption date of September 1, 2008, or the actual conversion date, whichever is earlier using the effective interest method.

The Company valued the Series D at issuance to be $3,207,000 based on the relative fair market values of the financial instruments issued in connection with this preferred stock financing, net of offering costs and the beneficial conversion feature.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, the amount allocated to warrants of $1,062,000, (which includes the value of the warrants issued in connection with the term note as well as those issued with the preferred stock), the amount of the discount related to the value of beneficial conversion feature of $460,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note).  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $5,000,000 at September 1, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  As of September 30, 2005, no amounts have been accreted and no preferred shares have been converted. Net cash proceeds were $1,851,000 (which included repayments of $3,032,000 of principal and interest related to the July 6, 2005 term note and $117,000 of issuance costs).

We are currently expending significant resources to set up our explosives detection manufacturing facility in anticipation of our explosives detection equipment orders.  Although we continue to fund as much research and development as possible through government grants and contracts in accordance with the provisions of the respective grant awards, we will require additional funding in order to continue the advancement of the commercial development and manufacturing of the explosives detection system.  We will attempt to obtain such financing by: (i) government grants, (ii) the exercise of the redeemable common stock purchase warrants, (iii) private financing, or (iv) strategic partnerships.  However, there can be no assurance that we will be successful in our attempts to raise such additional financing.  Should funding not be available, we may be forced to sell certain company assets in order to fund the continued research and development of our explosives detection product and/or curtail the amount of resources dedicated to it.

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

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of September 30, 2005 are as follows:

	Debt and Capital Leases	Operating Lease	MED-TEC	Total
Year ending June 30:
2006	$305,000	$1,224,000	$318,000	$1,847,000
2007	393,000	1,673,000		2,066,000
2008	386,000	1,713,000		2,099,000
2009	140,000	1,454,000		1,594,000
2010	14,000	838,000		852,000

Total	$1,238,000	$6,902,000	$318,000	$8,458,000

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

 Share-Based Payment.  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which is a revision of Statement No. 123 as amended by No. 148, “Accounting for Stock-Based Compensation”. SFAS 123R supercedes APB Opinion No. 25. Generally, the approach in SFAS123R is similar to the approach described in SFAS Statement No. 123. However, SFAS123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. This Statement is effective for the Company beginning with the first quarter of fiscal 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods. The “modified prospective” method requires compensation cost to be recognized beginning with the Statement’s effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has not adopted the “modified retrospective” method and previous amounts have not been restated (Note 6).

In April 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. The Bulletin confirms the latitude in SFAS 123R’s provisions on selecting models for valuing share options and clarifies other positions on accounting and disclosure for share-based-payment arrangements. In addition, the Bulletin permits registrants to choose from different models to estimate the fair value of share options, provides guidance on developing assumptions used in the models, and addresses the interaction between SFAS 123R and other SEC literature.

The Company applies the requirements of SFAS 123R using the Black-Scholes option pricing model to value its share options, and the “modified prospective” method.

Item 3.   Quantitative and Qualitative Disclosure s About Market Risk

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents.  Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired.  Cash equivalents represent a deposit in a money market account and a certificate of deposit.  The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.  The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs.  At September 30, 2005, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

Item 4.  Controls and Procedures

Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our Disclosure Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

As we disclosed in our 10-KSB, our independent registered public accounting firm reported to our Audit Committee certain conditions involving internal controls which they believed represent material weaknesses in our internal control environment. These matters relate to our ability to account for the acquisitions or, more specifically, post acquisition adjustments and the correct interpretation of related accounting literature. These matters can be related to our ability to interpret the accounting literature correctly for unusual events and work with outside advisors to ensure our interpretation is correct.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management and the Audit Committee agreed with our independent registered public accounting firm on the matter raised in their report and agreed to address the deficiency. We intend to perform the following related to these deficiencies:

The internal control structure deficiency identified by our independent registered public accounting firm was that our internal control structure did not include a formalized process for reviewing documented evidence of certain unusual one-time transactions with and the analysis of the appropriate authoritative accounting guidance with outside advisors to ensure the interpretation was correct.

To remediate this internal control deficiency, management has commenced implementation of the following measures:

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

In addition, we have begun the process to identify and hire additional personnel to assist with the financial close process.  We have hired an outside consultant to identify and screen potential candidates for this position and have begun the interview process.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity

On September 30, 2005, the Company issued 500,000 shares of Series D Convertible Preferred Stock (“Series D”) in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, having a stated value of $10 per share, pursuant to a Securities Purchase Agreement executed on September 30, 2005, with the Laurus Master Fund, Ltd.  The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000.  The Series D has a dividend equal to the prime rate plus one percent (1%) and provides for repayment over a thirty-six month period pursuant to an amortization schedule.  The monthly redemption amount of approximately $152,000 may be paid in cash or common shares at the option of the Company, subject to certain restrictions, commencing on January 1, 2006.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.80 per common share.

The Company also issued to Laurus Master Fund, Ltd. a warrant to purchase 250,000 shares of common stock at an exercise price of $3.75 per share and a warrant to purchase 50,000 shares of common stock at $10.20 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series D to the subsequent financier.  The Company utilized the proceeds to repay the $3 million term note signed on July 7, 2005 plus accrued interest, and for working capital.

As of September 30, 2005, the outstanding principal balance of the Series D was $5,000,000.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders

Not Applicable

Item 5.  Other Information

On October 27, 2005, Implant Sciences Corporation (the “Company”) received notification from its independent registered public accounting firm, BDO Seidman, LLP (“BDO”), advising the Company that it was resigning as the Company’s independent registered public accounting firm.  This resignation will become effective upon completion of BDO’s review of the Company’s quarterly results for the first fiscal quarter and three months ended September 30, 2005.

On November 2, 2005, the Audit Committee of the Company’s Board of Directors engaged the firm of Brown & Brown, LLP (“Brown”) to complete the review of the Company’s subsequent quarterly results and until such time that the Company officially appoints Brown & Brown as its independent registered public accounting firm. This appointment is pending the completion of Brown & Brown’s formal client acceptance process.

Item 6.  List of Exhibits and Reports on Form 8-K

(a)    The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on
Form 10-Q.  Exhibit numbers, where applicable, in the left hand column correspond to those of Item 601 of Regulation S-K.

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

(b)    Reports on Form 8-K

Current Report on Form 8-K dated July 14, 2005, regarding a short term note with Laurus Master Fund.

Current Report on Form 8-K dated October 5, 2005, regarding the preferred stock financing with Laurus Master Fund.

Current Report on Form 8-K dated November 2, 2005, regarding the resignation of the Company’s independent registered accounting firm.

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: November 21, 2005	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: November 21, 2005	/s/ Diane J. Ryan
Diane J. Ryan
Chief Financial Officer