Form 10-Q
period 2005-12-31
IMPLANT SCIENCES CORP
filed 2006-02-21
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ending December 31, 2005.

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

YES  ☒         NO  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See defintion of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act)

YES  ☐         NO  ☒

State issuer’s revenues for its most recent fiscal year: $12,286,000

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $40,186,000 as of January 31, 2006 (based on the closing price for such stock as of January 31, 2006).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at January 31, 2006
Common Stock, $.10 par value	11,457,126

IMPLANT SCIENCES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005

Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security-Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,868,000	$1,549,000
Accounts receivable, less allowance of $121,000 and $147,000, respectively	3,649,000	3,003,000
Accounts receivable, unbilled	400,000	298,000
Inventories (Note 3)	1,802,000	1,204,000
Investments - available for sale securities	256,000	204,000
Prepaid expenses and other current assets	323,000	224,000
Total current assets	8,298,000	6,482,000

Property and equipment, net (Note 4)	9,704,000	10,434,000
Amortizable intangible assets, net (Note 11)	1,643,000	2,057,000
Investment in unconsolidated subsidiary (Note 5)	429,000	531,000
Other non-current assets	488,000	511,000
Goodwill (Note 11)	12,123,000	12,213,000
Total assets	$32,685,000	$32,228,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$394,000	$2,052,000
Payable to Med-Tec	268,000	348,000
Accrued expenses	2,045,000	2,445,000
Accounts payable	2,147,000	1,526,000
Current portion of long term lease liability	102,000	102,000
Current portion of Series D redemption	304,000	—
Deferred revenue	874,000	773,000
Total current liabilities	6,134,000	7,246,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	739,000	897,000
Long-term lease liability	653,000	701,000
Beneficial conversion feature of Series D preferred stock	506,000	—
Total liabilities	8,032,000	8,844,000

Series D Cumulative Convertible Preferred Stock; $10 stated value; 5,000,000 shares authorized; 500,000 and 0 shares issued and outstanding, respectively, net of $1,786,000 attributible to warrants and beneficial conversion feature (Note 8) and currently redeemable portion. (liquidation preference of $5,000,000 plus dividends)	2,639,000	—

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 11,379,274 and 10,734,393 shares issued and outstanding, respectively	1,140,000	1,075,000
Additional paid-in capital	52,852,000	50,995,000
Accumulated deficit	(31,804,000)	(28,115,000)
Deferred compensation	(26,000)	(349,000)
Accumulated other comprehensive income (loss)	69,000	(5,000)
Treasury stock, 22,449 common shares, at cost	(217,000)	(217,000)
Total stockholders’ equity	22,014,000	23,384,000

Total liabilities and stockholders’ equity	$32,685,000	$32,228,000

The accompanying notes are an integral part of these condensed consolidated financial statements

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenues:
Medical	$991,000	$933,000	$2,140,000	$1,893,000
Semiconductor	3,334,000	1,288,000	6,456,000	1,622,000
Explosives detection	3,215,000	320,000	3,616,000	1,300,000
Total revenues	7,540,000	2,541,000	12,212,000	4,815,000

Cost of revenues:
Cost of medical revenues	829,000	1,002,000	1,788,000	1,799,000
Cost of semiconductor revenues	2,940,000	1,536,000	5,637,000	1,913,000
Cost of explosives detection revenues	2,297,000	442,000	3,319,000	1,080,000
Total cost of revenues	6,066,000	2,980,000	10,744,000	4,792,000

Gross margin	1,474,000	(439,000)	1,468,000	23,000

Operating expenses:
Research and development	492,000	282,000	808,000	868,000
Selling, general and administrative	2,665,000	1,276,000	4,590,000	2,330,000
Total operating expenses	3,157,000	1,558,000	5,398,000	3,198,000

Loss from operations	(1,683,000)	(1,997,000)	(3,930,000)	(3,175,000)

Other income (expenses):
Interest income	17,000	15,000	28,000	31,000
Interest expense	(74,000)	(29,000)	(166,000)	(47,000)
Equity losses in unconsolidated subsidiaries	(84,000)	(17,000)	(124,000)	(28,000)
Mark to market of beneficial conversion feature	891,000	—	891,000	—
Total other expense, net	750,000	(31,000)	629,000	(44,000)

Net loss	(933,000)	(2,028,000)	(3,301,000)	(3,219,000)

Preferred distribution, dividends and accretion	(387,000)	(283,000)	(387,000)	(567,000)

Net loss applicable to common shareholders	$(1,320,000)	$(2,311,000)	$(3,688,000)	$(3,786,000)

Net loss per share applicable to common shareholders, basic and diluted	$(0.12)	$(0.26)	$(0.33)	$(0.44)

Weighted average common shares outstanding used in computing basic and diluted loss per share	11,379,275	8,882,786	11,170,989	8,674,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,301,000)	$(3,219,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,168,000	783,000
Amortization of intangible assets	414,000	—
Stock-based compensation expense	1,458,000	153,000
Equity loss in unconsolidated subsidiaries	124,000	28,000
Loss on equipment sale or write down	43,000	6,000
Accretion of Series D interest	40,000
Gain on mark to market of beneficial conversion feature	(891,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(749,000)	(52,000)
Inventories	(597,000)	(31,000)
Prepaid expenses and other current assets	(99,000)	68,000
Deferred revenue	111,000	—
Accounts payable	621,000	237,000
Accrued expenses	(521,000)	282,000
Net cash used in operating activities	(2,179,000)	(1,745,000)

Cash flows from investing activities:
Purchase of property and equipment	(380,000)	(359,000)
Investment in unconsolidated subsidiary	—	60,000
Investment in Core Systems	(9,000)	(2,597,000)
Investment in Accurel Systems International	(2,000)	—
Increase in other non-current assets	(47,000)	(103,000)
Net cash used in investing activities	(438,000)	(2,999,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	831,000
Proceeds from exercise of employee options and stock purchase plan	29,000	—
Proceeds from exercise of warrants and non-employee options	69,000	66,000
Payments of additional issuance costs related to private placement of common stock	(31,000)	(25,000)
Proceeds from issuance of Series D Convertible Preferred Stock, net of issuance costs	4,728,000	—
Proceeds from capital lease obligations	—	61,000
Repayments of long-term debt and capital lease obligations	(1,859,000)	(861,000)
Acqusition of treasury shares	—	(54,000)
Net cash provided by financing activities	2,936,000	18,000

Net increase (decrease) in cash and cash equivalents	319,000	(4,726,000)
Cash and cash equivalents, beginning	1,549,000	6,906,000
Cash and cash equivalents, ending	$1,868,000	$2,180,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended December 31,
	2005	2004

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$136,000	$47,000

Noncash Investing and Financing Activity:
Conversion of 5% Series C Cumulative Convertible Preferred Stock and accrued dividends into common stock	$—	$1,141,000

Accretion of 5% Series C Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$—	$567,000

Accrued dividends on Series D Preferred Stock	$102,000	$—

Accretion of Series D Preferred Stock, beneficial conversion and warrants	$285,000	$—

Capital equipment acquired under capital lease	$42,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

1.                                Description of Business and Basis of Presentation

Implant Sciences Corporation (the “Company”) develops products for the medical device and explosives detection industry and provides services to the semiconductor industry.  Its core technology involves ion implantation and thin film coatings of radioactive and non-radioactive materials.  The Company has received Food and Drug Administration 510(k) clearance to market radioactive seeds for the treatment of prostate cancer and breast cancer.  The Company also modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear, thereby increasing the life of the implant.  The Company also provides ion implantation, analytical services and equipment to the semiconductor industry.  The Company manufactures trace explosives detection equipment while continuing to make significant investments in developing new applications of its explosives detection technologies.

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the three and six month periods ended December 31, 2005 the Company had net losses of $933,000 and $3,301,000 respectively.  The Company also had cash and cash equivalents of $1,868,000 and net working capital of $2,164,000 on December 31, 2005.  The Company continually reviews its operating plans to determine if it has adequate cash flows to fund its operations and achieve its operating plans.  Although the Company believes it can achieve these plans there can be no assurances that it will.  If the Company fails to achieve its revenue and gross margin goals, it would have to undertake additional steps to fund operations.  These steps may include: obtaining additional financing, entering into strategic agreements to fund the development of our products and/or cutting costs and expenses.

2.                                Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed consolidated financials statements includes all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods.  The result of operations and cash flows for the three and six month periods ended December 31, 2005 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-KSB as of and for the year ended June 30, 2005 filed with the Securities and Exchange Commission on October 13, 2005.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments,  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, business combinations, valuation for goodwill and acquired intangible assets, instruments which contain features of both equity and debt instruments, derivatives, share-based compensation and warranty reserves.

3.                                Inventories

Inventories consist of the following:

	December 31,	June 30,
	2005	2005
Raw materials	$1,027,000	$548,000
Work-in-progress	392,000	416,000
Finished goods	383,000	240,000

	$1,802,000	$1,204,000

4.                                Property and Equipment

Property and equipment consists of the following:

	December 31,	June 30,
	2005	2005
Total property and equipment	15,994,000	15,624,000
Less: accumulated depreciation and amortization	(6,290,000)	(5,190,000)

Property and equipment, net	$9,704,000	$10,434,000

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

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology.  In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share.  As of December 31, 2005, the Company has purchased these shares, the fair market value of which is $230,000 and is recorded as investments in available for sale securities in the accompanying consolidated balance sheet.  The unrealized holding gains and losses are recorded as accumulated other comprehensive income (loss) within stockholders’ equity.

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

Prior to July 1, 2005, as was permitted under SFAS No. 123, the Company accounted for stock-based awards using the intrinsic value method under APB No. 25.  Under APB No. 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense was recorded.

Effective July 1, 2005, the Company adopted SFAS 123R.  The Company selected the modified prospective method of adoption in which compensation cost is recognized beginning with the effective date for all share-based payments to employees after June 30, 2005 and any unvested share-based payments to employees as of the effective date.  In accordance with the modified prospective method of adoption, the Company’s results of operations for prior periods have not been restated.

The Company has refined certain estimates used previously based upon the guidance provided under SFAS 123R, specifically the expected life of the option and estimated forfeitures.   The calculation of the fair value of the awards for quarters ended September 30, 2005 and thereafter has been adjusted to reflect these refined assumptions.

The following table illustrates the effect on net loss applicable to common shareholders and net loss per share applicable to common shareholders as if the fair value method had been applied to all outstanding and unvested awards in the prior period:

	Three Months Ended December 31,	Six Months Ended December 31,
	2004	2004

Net loss applicable to common shareholders as reported.	$(2,311,000)	$(3,786,000)
Add: share-based employee compensation expense included in proforma net loss and reported net loss applicable to common shareholders, net of tax	77,000	136,000

Deduct: total share-based employee compensation expense determined under the fair value based method of all awards, net of tax	(651,000)	(864,000)

Proforma net loss, for the periods applicable to common shareholders after adopting SFAS 123R	$(2,885,000)	$(4,514,000)

Net loss per share applicable to common shareholders, basic and diluted:
As reported	$(0.26)	$(0.44)
Pro forma	$(0.32)	$(0.52)

Under the provisions of SFAS 123R the Company recorded $1,028,000 and $1,413,000 of stock based compensation on its condensed consolidated statement of operations for the three and six month periods ended December 31, 2005, which includes $29,000 of compensation expense attributable to its Employee Stock Purchase Plan for the three and six month periods.  The stock based compensation is included in the following expense categories:

	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005

Cost of revenues	$94,000	$176,000
Research and development	$210,000	$278,000
Selling, general and administrative	$724,000	$959,000

Total FAS123R compensation expense	$1,028,000	$1,413,000

The Company also had $20,000 and $45,000 of compensation expense attributable to non-employee options and warrants, for the three month and six month periods respectively.

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

	Stock Option Plans	Stock Purchase Plan

Risk free interest rate	3.34% - 4.48%	4.33%
Expected dividend yield	0%	0%
Expected lives (years)	2.5 - 6 years(1)	6 months
Expected volatility	57% - 80%	61%
Expected forfeiture rate	4%	0%
Contractual term	5 – 10 years	6 months

(1)          The estimate of an option’s expected life has been updated and revised for all grants outstanding prior to adoption based upon guidance provided under SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) Topic 107. The estimate of expected life was revised to use the “simplified method” to determine the expected life of an option versus the contractual life as previously used.

7.                          Share-based Compensation Plans

The Company has two types of shared based compensation plans, a Stock Option Plan and an Employee Stock Purchase Plan.

Stock Option Plans

In September 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”).  The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have various vesting periods.

In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the “2000 Plan”).  The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have various vesting periods.

In December 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”).  The 2004 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have various vesting periods.  At the December 2005 annual meeting the shareholders voted to increase the shares available for issuance under the 2004 Plan by 500,000 to 1,000,000 shares.

A summary of option activity under the plans as of and for the period December 31, 2005 are as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at June 30, 2005	1,908,331	$5.66

Granted	88,000	6.72
Exercised	(2,500)	2.10
Canceled	(184,440)	6.30

Outstanding at September 30, 2005	1,809,391	$5.65

Granted	365,250	4.07
Exercised	—	0
Canceled	(82,754)	0.42

Outstanding at December 31, 2005	2,091,887	5.58

A summary of the unvested option activity under the plans as of and during the six month period ended December 31, 2005 is as follows:

Unvested Options	Shares	Weighted- Average Fair Value
Unvested at at June 30, 2005	891,969	$4.79

Granted	88,000	4.79
Vested	(138,450)	5.47
Forfeited	(62,216)	5.71

Unvested at September 30, 2005	779,302

Granted	124,000	3.84
Vested	(67,235)	7.16
Forfeited	(2,000)	6.00

Unvested at December 31, 2005	834,067

As of December 31, 2005 there was $2,564,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This expense is expected to be recognized as follows:

Year ending June 30:
2006	$891,000
2007	1,129,000
2008	506,000
2009	38,000

Total	$2,564,000

Employee Stock Purchase Plan

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “ESPP Plan”).  The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions.  After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this ESPP Plan, with a maximum of $25,000 in any calendar year.  The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the ESPP plan period.  The periods are January 1 to June 30 and July 1 to December 31.  Fractional shares are not issued.  Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account.  The maximum number of shares eligible to be issued under the ESPP Plan is 141,000.  As of December 31, 2005, a total of 78,163 shares are available for issuance under the ESPP Plan.   Compensation expense under the plan for the period ended December 31, 2005 is $29,000.

8.                                Secured Term Note and Series D Financing

On July 6, 2005, the Company executed a $3.0 million secured term note payable to Laurus Master Fund, Ltd. (“Laurus”).   The Company received $3,000,000 in gross proceeds, less a management fee of $135,000 and related transaction costs of approximately $32,000.  The term note was collateralized by substantially all of the Company’s assets, had a 4-month term and bore interest at a rate equal to the prime rate plus once percent (1%).  In connection with the financing, on September 30, 2005, the Company issued Laurus a warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share.  Net proceeds from the financing were used for increasing the capacity of the Quantum Sniffer™ production line, increasing unit inventories and the repayment of certain indebtedness due and owing by the Company to the former shareholders of Accurel Systems International in connection with the acquisition of this wholly-owned subsidiary.

On September 30, 2005, the Company issued 500,000 shares of Series D Convertible Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus Master Fund, Ltd.  The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000.  The Series D has a dividend equal to the prime rate plus one percent (1%)  (8.25% as of December 31, 2005) and provides for redemption over a thirty-six month period pursuant to an amortization schedule.  The monthly redemption amount of approximately $152,000 may be paid in cash or common shares at the option of the Company, subject to certain restrictions, commencing on January 1, 2006.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.80 per common share.  The following table reflects the required redemption of the Series D preferred stock:

Year ending June 30:	Preferred Stock Repayment Schedule
2006	$912,000
2007	1,824,000
2008	1,824,000
2009	440,000
Total	$5,000,000

The Company also issued to Laurus a warrant to purchase up to 50,000 shares of the Company’s common stock at a price equal to $10.20 per share.  The Securities Purchase Agreement provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonably requested by the Company in order to subordinate its rights under the Series D to the subsequent financier.  The Company utilized the proceeds to repay the $3 million term note with Laurus dated July 6, 2005, plus accrued interest, and for working capital.

In order to correct an error, during the quarter ended December 31, 2005, the Company re-reviewed guidance and interpretations provided by the SEC relating to the conversion feature of the Series D and concluded that the convertible preferred stock was not “conventional preferred” as the number of shares to be issued upon conversion are not fixed, as there is the possibility that the conversion price may be reset under certain conditions.  In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Series D contained a beneficial conversion feature which was valued at fair value using the Black Scholes option pricing model.  The following assumptions were used in this calculation: volatility 80%, expected life 1.5 years, interest rate of 3.96%.  The value of the beneficial conversion feature aggregated to $1,397,000 on September 30, 2005 and is recorded as a liability on the balance sheet and marked to market each reporting period with changes in its value flowing through the statement of operations in accordance with SFAS 133.  Accordingly, primarily due to the decline in the fair market value of the Company’s common stock at December 31, 2005, the fair value of the beneficial conversion feature decreased to $506,000 whereby the Company recorded $891,000 in other income for the three and six months ended December 31, 2005.

The Company valued the Series D at issuance at its residual value of $2,700 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the beneficial conversion feature and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, the amount allocated to warrants of $632, (which includes the unamortized portion of the warrants issued in connection with the term note as well as those issued with the preferred stock), the amount of the discount related to the value of beneficial conversion feature of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note).  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $5,000,000 at September 1, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  As of December 31, 2005, $285,000 has been accreted and no preferred shares have been converted.  The Company also accreted $40,000 as interest expense during the six months ended December 31, 2005.  Net cash proceeds were $1,851,000 (which included repayments of $3,032,000 of principal and interest related to the July 6, 2005 term note and $117,000 of issuance costs).

The accounting for the Series D financing is currently under review by the SEC and is subject to change based on the SEC’s final interpretation and review of the Company’s accounting.

9.                                Loss Per Share

Basic loss per share is computed based only on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by using the weighted average number of common shares outstanding during the period, plus the dilutive effects of shares issuable through the exercise of stock options and warrants (common stock equivalents) unless their inclusion would be antidilutive.  The shares underlying the preferred stock have not been included in the earnings per share calculation.  The Series D preferred stock, if converted at December 31, 2005 would result in an additional 735,294 shares of common stock.

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

The revenues and expenses related to these segments for the three months and six months ended December 31, 2005 and 2004 are:

	Three Months Ended December 31, 2005
	Medical	Semiconductor	Explosives	Total

Revenue	$991,000	$3,334,000	$3,215,000	$7,540,000
COGS	(829,000)	(2,940,000)	(2,297,000)	(6,066,000)
Gross Margin	$162,000	$394,000	$918,000	$1,474,000

	Three Months Ended December 31, 2004
	Medical	Semiconductor	Explosives	Total

Revenue	$933,000	$1,288,000	$320,000	$2,541,000
COGS	(1,002,000)	(1,536,000)	(442,000)	(2,980,000)
Gross Margin	$(69,000)	$(248,000)	$(122,000)	$(439,000)

	Six Months Ended December 31, 2005
	Medical	Semiconductor	Explosives	Total

Revenue	$2,140,000	$6,456,000	$3,616,000	$12,212,000
COGS	(1,788,000)	(5,637,000)	(3,319,000)	(10,744,000)
Gross Margin	$352,000	$819,000	$297,000	$1,468,000

	Six Months Ended December 31, 2004
	Medical	Semiconductor	Explosives	Total

Revenue	$1,893,000	$1,622,000	$1,300,000	$4,815,000
COGS	(1,799,000)	(1,913,000)	(1,080,000)	(4,792,000)
Gross Margin	$94,000	$(291,000)	$220,000	$23,000

11.                         Goodwill and Other Intangible Assets

At December 31, 2005, the Company had goodwill and intangible assets of $13,766.  SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  The Company has four reporting units, medical, explosives detection, semiconductor wafer processing and semiconductor analytical services. All of the Company’s goodwill is allocated to the semiconductor wafer processing and the semiconductor analytical services reporting units.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31as the date of performing the annual goodwill impairment test.  In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance.  The Company may employ the work of independent appraisers in making its determination.  As of August 31, 2005, goodwill existed in two of our reporting units, our semiconductor wafer processing and semiconductor analytical services units. The Company, in conjunction with a report from an independent appraiser made its annual assessment of goodwill attributable to its semiconductor wafer processing reporting unit on August 31, 2005 and determined that the reporting unit’s goodwill is not impaired.  In addition, management conducted an internal assessment of the semiconductor analytical services reporting unit’s goodwill and concluded that these assets were not impaired as well.

The following table summarizes the Company’s goodwill assets as of December 31, 2005 and June 30, 2005:

Reporting Unit	December 31, 2005	June 30, 2005

Semiconductor Wafer Processing	$4,548,000	$4,647,000

Semiconductor Analytical Services	7,575,000	7,566,000

Total Goodwill	$12,123,000	$12,213,000

The change in the value of the goodwill assets primarily reflect the satisfaction of a $112,000 liability in the semiconductor wafer processing segment offset by additional acquisition related expenses.

Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce.  These assigned values are amortized over the period of time those cash flows are estimated to be produced.  Management continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired. As of December 31, 2005 management believes no impairment exists.

Future events could cause management to conclude that impairment indicators exist and that goodwill and intangible assets with indefinite lives associated with the Company’s acquired businesses are impaired.  Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

The following table summarizes the Company’s intangible assets as of December 31, 2005 and June 30, 2005:

		December 31, 2005			June 30, 2005
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Non-Compete	18-36 mo.	$1,057,000	$1,035,000	$22,000	$1,057,000	$809,000	$248,000

Name Recognition	60-84 mo.	200,000	23,000	177,000	200,000	9,000	191,000

Customer Base	60 mo.	1,630,000	281,000	1,349,000	1,630,000	119,000	1,511,000

Technology	60 mo.	125,000	30,000	95,000	125,000	18,000	107,000

Total		$3,012,000	$1,369,000	$1,643,000	$3,012,000	$955,000	$2,057,000

Estimated future amortization expense for intangible assets with finite lives as of December 31, 2005 is as follows:

Remainder of fiscal year	2006	$207,000
	2007	387,000
	2008	380,000
	2009	380,000
	2010	244,000
	thereafter	45,000
		$1,643,000

12.                         Credit Arrangements

At the time of its acquisition, Accurel Systems had a $1,400,000 fixed rate installment note with a bank with terms providing for monthly payments of $29,000 plus interest at a rate of 6.84%, through September 1, 2008, (“the Accurel note”).  The bank has consented to continue the Accurel note under the same terms after the acquisition. As of December 31, 2005, the Accurel note balance is $991,000.  The Accurel note is collateralized by substantially all assets of Accurel.

The Accurel note requires Accurel to report monthly financial results to the bank and for Accurel to comply with certain financial covenants including cash flow and tangible net worth ratios and net income. As of December 31, 2005, Accurel was in compliance with the covenants.

On June 8, 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley based Bridge Bank, N.A.  The revolving credit facility has a one year term, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%) (8.25% as of December 31, 2005), and is collateralized by certain assets of the Company and is subject to certain covenants, including quick ratio and tangible net worth.  As of December 31, 2005, the company has not drawn down any funds on the credit facility.

13.        Proforma Financial Information

The following table presents selected unaudited financial information of the Company including Core Systems Incorporated and Accurel Systems International Corporation as if the acquisition had occurred on July 1, 2004.  The unaudited proforma results are not necessarily indicative of the results that would have occurred had the acquisition of Core Systems and Accurel been consumated on July 1, 2004, or of future results.

IMPLANT SCIENCES CORPORATION

PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenue	$7,540,000	$4,626,000	$12,212,000	$10,077,000

Net Loss Before Taxes	(933,000)	(2,350,000)	(3,301,000)	(3,556,000)

Preferred distribution, dividends	(432,000)	(283,000)	(432,000)	(567,000)

Net Loss	$(1,325,000)	$(2,633,000)	$(3,733,000)	$(4,123,000)

Net loss per share applicable to common shareholders	$(0.12)	$(0.26)	$(0.33)	$(0.40)

Weighted average common shares outstanding, basic and diluted	11,379,000	10,318,000	11,171,000	10,165,673

14.                         Subsequent Events

On January 24, 2006 the Company drew $500,000 on its credit facility with Bridge Bank.

On February 14, 2006 Laurus Master Fund, LLP waived the monthly redemptions for the period January 1, 2006 through March 1, 2006.

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

The three months and six months ended December 31, 2005 includes revenues from Core Systems which was acquired by the Company on October 15, 2004, and Accurel Systems which was acquired on March 9, 2005.  These acquisitions contributed revenues of $3.0 million in the quarter out of total revenues of $7.5 million and $6.0 million for the six months out of total of $12.2 million. Core and Accurel are included in the semiconductor segment.  Revenues from our explosives detection segment, during the three months and six months ended December 31, 2005, were $3.2 million and $3.6 million respectively.  These revenues reflect the first significant shipments of our explosives detection product during the quarter, including most of a previously announced order from China.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the three month period and six month period ended December 31, 2005 and December 31, 2004.  It should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Three Month Period Ended December 31, 2005 vs. December 31, 2004

Revenues. Total revenues for the three month period ended December 31, 2005 were $7,540,000 as compared to $2,541,000 for the comparable prior year period, an increase of $4,999,000 or 197%.   Our revenues by business segment are as follows:

Three Months Ended December 31, 2005
Medical	Semiconductor	Explosives	Total Revenues

$991,000	$3,334,000	$3,215,000	$7,540,000

Three Months Ended Decmber 31, 2004
Medical	Semiconductor	Explosives	Total Revenues

$933,000	$1,288,000	$320,000	$2,541,000

The overall increase in revenues is attributable to revenues from Explosives Detection products, Core Systems and Accurel Systems. Explosives detection included significant shipments of the Company’s explosives detection equipment to a customer in China. The Company has been making a significant investment in the development and manufacturing capability for its explosives detection products. The quarter ended December 31, 2005 marks the first time a commercially viable explosives product was available in significant quantities.   In addition the Company also recognized revenues from its previously announced development contract with the Transportation Security Administration.

Core was acquired on October 15, 2004 and its revenues are included since that date.  Accurel was acquired on March 9, 2005 and its results were not included in the previous year period.   Revenues from Core and Accurel totaled approximately $2,952,000 and are included in our semiconductor segment.  Semiconductor revenues were $3,334,000 as compared to $1,288,000 in the comparable prior year period, an increase of $2,046,000 or 159%.  Since the acquisition of Core on October 15, 2004 the Company has transitioned some semiconductor work from Wakefield to Sunnyvale to take advantage of operating efficiencies.

Medical revenues were $991,000 as compared to $933,000 for the comparable prior year period, an increase of $58,000 or 6%.  The increase in medical revenues was due primarily from a new non-orthopedic related coatings customer.  After a lengthy period of decline, management believes seed volumes have now stabilized, and has taken steps to achieve increasing seed volumes in the coming year including the benefits of selling our recently acquired treatment planning software.  This product provides an opportunity to introduce our seed product to a new set of customers – software users, and vice versa, leading to new revenue growth opportunities.  The treatment planning software is a proprietary treatment planning technology marketed as “I-PlantTPS”TM. In its latest version, a new module aids the physician in making 2 and 3 dimensional maps of stage, grade and location of cancer within the prostate gland. This “Pathology Mapping Module”TM is in addition to the standard treatment planning function used for prostate Brachytherapy and will provide for image guided, focal treatment of the disease.

Revenues from the Company’s explosives detection business increased to $3,215,000 as compared to $320,000 for the comparable prior year period, an increase of $2,895,000 or 905%.  This increase is attributable to the first significant shipments of its explosives detection equipment during the quarter.  The Company has been transitioning the explosives business from primarily a contracts/development business to a product sales business.  To that extent, we have established strategic sales and distribution relationships both domestically and internationally.

Cost of Revenues.  Cost of revenues for the three months ended December 31, 2005 was $6,066,000 as compared to $2,980,000 for the comparable prior year period, an increase of $3,086,000 or 104%.  The cost of revenues by business segment is as follows:

Three Months Ended December 31, 2005
Medical	Semiconductor	Explosives	Total Cost of Revenues

$829,000	$2,940,000	$2,297,000	$6,066,000

Three Months Ended December 31, 2004
Medical	Semiconductor	Explosives	Total Cost of Revenues

$1,002,000	$1,536,000	$442,000	$2,980,000

The overall increase in cost of revenues is primarily a result of costs attributable to product costs of explosives detection equipment, and costs associated with the operations of Core and Accurel.  The cost of our explosives detection revenues were $2,297,000 compared to $442,000 in the comparable prior year period, an increase of $1,855,000 or 420%. This increase is directly attributable to the cost of product shipped during the period.  Core and Accurel were acquired on October 15, 2004 and March 9, 2005, respectively, and their results were not included in the entire comparable prior year period.  Cost of revenues at Core and Accurel totaled $2,460,000 for the period and are included in our semiconductor segment. Medical products costs were $829,000 as compared to $1,002,000 in the comparable prior year period, a decrease of $173,000 or 17%.  This decrease is primarily due to scaling back seed production to align with lower volumes of seed sales.   Included in cost of sales for the period ended December 31, 2005, is $94,000 of share-based compensation as required by SFAS 123R.

Gross Margins.  Overall gross margins were 20% of revenues in the three month period ended December 31, 2005 as compared to a gross margin loss of 17% of revenues in the comparable prior year period.  The increase in the gross margin percentage is attributable to the volume of explosives detection equipment built and shipped during the period. The result of this transition was a gross margin of $918,000 or 29% of sales for the explosives detection segment for the three months ended December 31, 2005, as compared to gross margin losses of $1,222,000 or 38% in the comparable prior year period. Also contributing were margins on explosives development contracts.   Semiconductor margins were 13% of revenues as compared to a gross margin loss of 19% in the comparable prior year period. This turnaround is attributable to Accurel.  Accurel was acquired on March 9, 2005 and its results are not included in the comparable prior year period.  Medical margins improved to 16% of revenues from a loss of 7% in the prior year period.  This improvement is attributable to scaling back our seeds manufacturing capacity to be more in line with the lower revenue levels as well as an increase in our higher margin coatings business.  Gross margins by business segment are as follows:

Three Months Ended December 31, 2005
Medical	Semiconductor	Explosives	Total Gross Margin
16%	13%	29%	20%

Three Months Ended December 31, 2004
Medical	Semiconductor	Explosives	Total Gross Margin
-7%	-19%	-38%	-17%

Research and Development.  Research and development expense for the three month period ended December 31, 2005 was $492,000 as compared to $282,000 for the comparable prior year period, an increase of $210,000 or 43%.  Included in research and development costs for the period ended December 31, 2005, is $210,000 of share-based compensation as required by SFAS 123R. The Company continues to expend funds to further the development of new products in the areas of explosives and toxic substance detection and temporary brachytherapy areas.

Selling, General and Administrative.  Selling, general and administrative expenses for the three month period ended December 31, 2005 were $2,665,000 as compared to $1,276,000 for the comparable prior year period, an increase of $1,389,000 or 109%.  Included in selling, general and administrative costs for the period ended December 31, 2005, is $724,000 of share-based compensation as required by SFAS 123R.  Other factors contributing to the increase are $426,000 of additional selling, general and administrative expenses incurred due to the acquisition of Accurel, which were not in the previous year’s numbers.  Core and Accurel were acquired on October 15, 2004 and March 9, 2005, respectively, and their results were not included in the comparable prior year period prior to those dates.  Selling expense associated with our treatment planning software line was $90,000 in the three month period ended December 31, 2005 as compared to $0 for the comparable prior year period.

Other Income and Expenses, Net.  For the three months ended December 31, 2005, the Company recorded other income,  net, of $750,000 as compared to other expense, net, of $31,000, in the comparable prior year period. Other income includes $891,000 of income attributable to marking to market the beneficial conversion feature associated with the Series D preferred stock.  The Company booked $40,000 of interest expense due to accretion of values ascribed to warrants issued with the Series D.  Equity losses in unconsolidated subsidiaries increased by $67,000 in the current fiscal year period due to the Company’s share of losses at CorNova.

Net Loss.  Net loss for the three month period ended December 31, 2005 was $933,000 as compared with $2,028,000 for the comparable prior year period, a decrease in net loss of $1,095,000 or 54%.  The decrease in net loss is primarily due to an increased margin contribution from our explosives detection segment of $1,040,000, a $642,000 improvement from our semiconductor segment, a $231,000 improvement from our medical segment and $891,000 of income attributable to marking to market the beneficial conversion feature associated with the Series D preferred stock.  These improvements in gross margin were offset by $1,599,000 of increased operating expenses.   The increase in operating expense is attributable to $378,000 from Accurel, which was not included in the prior year numbers and $1,028,000 of non-cash compensation due to FAS123R.   The acquisition of Core Systems on October 15, 2004 was expected to have a positive impact on earnings because of expected operating efficiencies and increased revenues when combined with the Company’s existing semiconductor operations.  These benefits have been slow to develop and Core has experienced losses since it was acquired.  Management continues to focus on opportunities for Core that could have significant profit potential. The Company continually reviews its goodwill assets for potential impairment.  The Company has four reporting units for measuring goodwill and intangible assets, medical, explosives detection, semiconductor wafer processing and semiconductor analytical services. All of the Company’s goodwill is allocated to the semiconductor wafer processing and the semiconductor analytical services reporting units.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31 as the date of performing the annual goodwill impairment test. The results of this assessment, based on management forecasts, conclude that the goodwill is not impaired.  However, if events should occur and an impairment charge is warranted it could have a significant impact on the Company’s financial results for the period then reported.

Preferred distribution, dividends and accretion were $388 in the three month period ended December 31, 2005 as compared to $283,000 in the period ended December 31, 2004.

Six Month Period Ended December 31, 2005 vs. December 31, 2004

Revenues. Total revenues for the six month period ended December 31, 2005 were $12,212,000 as compared to $4,815,000 for the comparable prior year period, an increase of $7,397,000 or 154%.   Our revenues by business segment are as follows:

Six Months Ended December 31, 2005
Medical	Semiconductor	Explosives	Total Revenues

$2,140,000	$6,456,000	$3,616,000	$12,212,000

Six Months Ended Decmber 31, 2004
Medical	Semiconductor	Explosives	Total Revenues

$1,893,000	$1,622,000	$1,300,000	$4,815,000

The overall increase in revenues is attributable primarily to revenues from Core Systems and Accurel Systems. Core was acquired on October 15, 2004 and its results are included in the previous year period from that day.  Accurel was acquired on March 9, 2005 and its results were not included in the previous year period.   Revenues from Core and Accurel totaled approximately $6,035,000 and are included in our semiconductor segment.  Semiconductor revenues were $6,456,000 as compared to $1,622,000 in the comparable prior year period, an increase of $4,834,000 or 298%.  Since the acquisition of Core on October 15, 2004 the Company has transitioned some semiconductor work and equipment from Wakefield to Sunnyvale, to take advantage of operating efficiencies.

Medical revenues were $2,140,000 as compared to $1,893,000 for the comparable prior year period, an increase of $247,000 or 13%.  The increase in medical revenues was due primarily from a new non-orthopedic related coatings customer.  After a lengthy period of decline, management believes seed volumes have now stabilized, and has taken steps to achieve increasing seed volumes in the coming year, including the benefits of selling our treatment planning software to our customers. The treatment planning software is a proprietary treatment planning technology marketed as “I-Plant TPS”TM. In its latest version, a new module aids the physician in making two and three dimensional maps of stage, grade and location of cancer within the prostate gland. This “Pathology Mapping Module”TM is in addition to the standard treatment planning function used for prostate brachytherapy and will provide for image guided, focal treatment of the disease.

Revenues from the Company’s explosives detection business increased to $3,616,000 as compared to $1,300,000 for the comparable prior year period, an increase of $2,316,000 or 178%.  This increase is attributable to shipments of the Company’s explosives detection equipment. The Company has been transitioning the explosives business from primarily a contracts/development business to a product sales business.  To that extent, we have established strategic sales and distribution relationships both domestically and internationally.  The Company had previously announced a major order for its explosives detection product from its distributor in China and shipped most of that order during the second quarter of fiscal 2006.

Cost of Revenues.  Cost of revenues for the six months ended December 31, 2005 was $10,744,000 as compared to $4,792,000 for the comparable prior year period, an increase of $5,952,000 or 124%.  The cost of revenues by business segment is as follows:

Six Months Ended December 31, 2005
Medical	Semiconductor	Explosives	Total Cost of Revenues

$1,788,000	$5,637,000	$3,319,000	$10,744,000

Six Months Ended December 31, 2004
Medical	Semiconductor	Explosives	Total Cost of Revenues

$1,799,000	$1,913,000	$1,080,000	$4,792,000

The overall increase in cost of revenues is primarily a result of costs attributable to Core and Accurel.  Core was acquired on October 15, 2004 and its results are included from that day.  Accurel was acquired on March 9, 2005, and its results were not included in the comparable prior year period.  Cost of revenues at Core and Accurel totaled $4,795,000 and are included in our semiconductor segment.  In addition, our cost of revenues also increased due to higher volumes of product sales related to the explosives detection equipment.  The cost of our explosives detection revenues were $3,319,000 compared to $1,080,000 in the comparable prior year period, an increase of $2,239,000 or 207%. Medical products costs decreased to $1,788,000 as compared to $1,799,000 in the comparable prior year period, a decrease of $11,000 or 1%.  Included in cost of sales for the six month period ended December 31, 2005, is $176,000 of share-based compensation as required by SFAS 123R.

            Gross Margins.  Overall gross margins were 12% of revenues in the six month period ended December 31, 2005 as compared to 1% of revenues in the comparable prior year period.    Semiconductor margins were 13% of revenues as compared to a gross margin loss of 18% in the comparable prior year period. This turnaround is attributable to Accurel.  Accurel was acquired on March 9, 2005 and its results are not included in the comparable prior year period.  Management expects continued semiconductor gross margin improvements as volumes continue to increase and operating efficiencies at Core are realized. Medical margins reflect an increase in our coatings business.  Explosives Detection gross margins are 8% of revenues as compared to 17% in the comparable prior year period.  Most of the explosives detection revenues and margin came in the final months of the six month period with losses experienced in the first quarter.  Gross margins by business segment are as follows:

Six Months Ended December 31, 2005
Medical	Semiconductor	Explosives	Total Gross Margin
16%	13%	8%	12%

Six Months Ended December 31, 2004
Medical	Semiconductor	Explosives	Total Gross Margin
5%	-18%	17%	1%

Research and Development.  Research and development expense for the six month period ended December 31, 2005 was $808,000 as compared to $868,000 for the comparable prior year period, a decrease of $60,000 or 7%.  In the six month period ended December 31, 2005, certain of the Company’s R&D resources were temporarily transferred to explosives detection product manufacturing team to assist with order fulfillment of our handheld explosives detectors.  However, the Company continues to expend funds to further the development of new products in the areas of explosives and toxic substance detection and in applications for temporary brachytherapy.  Included in research and development costs for the period ended December 31, 2005, is $278,000 of share-based compensation as required by SFAS 123R.

Selling, General and Administrative.  Selling, general and administrative expenses for the six month period ended December 31, 2005 were $4,590,000 as compared to $2,330,000 for the comparable prior year period, an increase of $2,260,000 or 97%.   This increase is primarily related to $787,000 of additional selling, general and administrative expenses incurred due to the acquisition of Accurel.  Accurel was acquired March 9, 2005, and Core was acquired on October 15, 2004, their results were not included in the entire comparable prior year period.  Selling expense associated with our treatment planning software line were $187,000 in the six month period ended December 31, 2005 as compared to $0 for comparable prior year period.  Included in selling, general and administrative costs for the period ended December 31, 2005 is $959,000 of share-based compensation as required by SFAS 123R.

Other Income and Expenses, Net.  For the six months ended December 31, 2005, we recorded other income, net, of $629,000 as compared to other expense, net, of $44,000, in the comparable prior year period.  This increase includes interest expense of $166,000, primarily due to the Laurus financing in July of 2005 and debt held by Accurel as compared to interest expense of $47,000 in the comparable prior year period.    In addition, equity losses in unconsolidated subsidiaries increased by $96,000 in the current fiscal year period. Other income also includes $891,000 of income attributable to marking to market the beneficial conversion feature associated with the Series D preferred stock.

Net Loss.  Net loss for the six month period ended December 31, 2005 was $3,301,000 as compared with $3,219,000 for the comparable prior year period, an increase in net loss of $82,000 or 3%.  The increase in net loss is primarily due to $1,413,000 of non-cash compensation expense as required by FAS123R.  Previous year results do not included FAS123R compensation expense.  The current year includes $891,000 of income attributable to marking to market the beneficial conversion feature associated with the Series D preferred stock. The acquisition of Core Systems on October 15, 2004 was expected to have a positive impact on earnings because of expected operating efficiencies and increased revenues when combined with the Company’s existing semiconductor operations.  These benefits have been slow to develop and Core has experienced losses since it was acquired.  Management continues to focus on opportunities for Core that could have significant profit potential. The Company continually reviews its goodwill assets for potential impairment.  The Company has four reporting units, medical, explosives detection, semiconductor wafer processing and semiconductor analytical services. All of the Company’s goodwill is allocated to the semiconductor wafer processing and the semiconductor analytical services reporting units.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31 as the date of performing the annual goodwill impairment test. The results of this assessment, based on management forecasts, conclude that the goodwill is not impaired.  However, if events should occur and an impairment charge is warranted it could have a significant impact on the Company’s financial results for the period then reported.

Preferred distribution, dividends and accretion were $388 in the six month period ended December 31, 2005 as compared to $567,000 in the period ended December 31, 2004.  In addition, the Company recorded a $891,000 gain due to marking to market its liability due to the beneficial conversion feature of the Series D preferred stock.

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

As of December 31, 2005, the Company had approximately $1,868,000 in the form of cash and cash equivalents and net working capital of $2,164,000.  During the six month period ended December 31, 2005, operating activities used cash of approximately $2,179,000.  Net cash used by operating activities primarily reflects the $3,301,000 net loss offset by $3,247,000 in depreciation, amortization and other non-cash expenses and $891,000 of income attributable to marking to market the beneficial conversion feature associated with the Series D preferred stock.

In addition the Company invested $597,000 in inventory as it continues its production of our explosives detection products.  The Company’s accounts receivables increased $749,000 due to shipments of its explosives detection product late in the quarter, and unbilled government contracts.  It is expected that these receivables will be collected in the Company’s third quarter.  During the six months ended December 31, 2005, investing activities used cash of approximately $438,000 which was primarily attributable to $380,000 used for additions to property and equipment.  The additions were primarily used to increase production capacity at Core and for explosives detection products production in Wakefield.  During the six month period ended December 31, 2005, financing activities provided approximately $2,936,000 in cash.

On July 6, 2005, the Company executed a $3.0 million secured term note from Laurus Master Fund, Ltd.   The Company received $3,000,000 in gross proceeds, less a management fee of $135,000 and related transaction costs of approximately $32,000.  The term note was collateralized by substantially all of the Company’s assets, had a 4-month term and bore interest at a rate equal to the prime rate plus one percent (1%).  In connection with the financing, on September 30, 2005, the Company issued Laurus a warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share.  Net proceeds from the financing were used for increasing the capacity of the Quantum Sniffer™ production line, increasing unit inventories and the repayment of certain indebtedness due and owing by the Company to the former shareholders of Accurel Systems International.

On July 8, 2005, the Company paid in full the principal and interest due on the notes payable to the former Accurel Shareholders.  All liens on the Company’s assets in regards to this transaction have been removed.

On September 30, 2005, the Company issued 500,000 shares of Series D Convertible Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus Master Fund, Ltd.  The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000.  The Series D has a dividend equal to the prime rate plus one percent (1%)  (8.25% as of December 31, 2005) and provides for redemption over a thirty-six month period pursuant to an amortization schedule.  The monthly redemption amount of approximately $152,000 may be paid in cash or common shares at the option of the Company, subject to certain restrictions, commencing on January 1, 2006.  If the payment of the monthly amount is made in common stock, the fixed conversion price is $6.80 per common share.

The Company also issued to Laurus a warrant to purchase up to 50,000 shares of the Company’s common stock at a price equal to $10.20 per share.  The Securities Purchase Agreement provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonably requested by the Company in order to subordinate its rights under the Series D to the subsequent financier.  The Company utilized the proceeds to repay the $3 million term note with Laurus dated July 6, 2005, plus accrued interest, and for working capital.

In order to correct an error, during the quarter ended December 31, 2005, the Company re-reviewed guidance and interpretations provided by the SEC relating to the conversion feature of the Series D and concluded that the convertible preferred stock was not “conventional preferred” as the number of shares to be issued upon conversion are not fixed, as there is the possibility that the conversion price may be reset under certain conditions.  This conversion feature was also determined to be a liability as it may be required to be repaid in cash, cannot be paid in unregistered shares and has certain penalties.  These conditions define the conversion feature is an embedded derivation which must be reported at fair value pursuant to SFAS 133.

In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Series D contained a beneficial conversion feature which was valued at fair value using the Black Scholes option pricing model.  The following assumptions were used in this calculation: volatility 80%, expected life 1.5 years, interest rate of 3.96%.  The value of the beneficial conversion feature aggregated to $1,397,000 on September 30, 2005 and is recorded as a liability on the balance sheet and marked to market each reporting period with changes in its value flowing through the statement of operations.  Accordingly, primarily due to the decline in the fair market value of the Company’s common stock at December 31, 2005, the fair value of the beneficial conversion feature decreased to $506,000 whereby the Company recorded $891,000 in other income for the three and six months ended December 31, 2005.

The Company valued the Series D at issuance at its residual value of $2,659,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the beneficial conversion feature and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, the amount allocated to warrants of $673,000, (which includes the value of the warrants issued in connection with the term note as well as those issued with the preferred stock), the amount of the discount related to the value of beneficial conversion feature of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note).  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $5,000,000 at September 1, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  As of December 31, 2005, $330,000 has been accreted and no preferred shares have been converted. Net cash proceeds were $1,851,000 (which included repayments of $3,032,000 of principal and interest related to the July 6, 2005 term note and $117,000 of issuance costs).

The accounting for the Series D financing is currently under review by the SEC and is subject to change based on the SEC’s final interpretation and review of the Company’s accounting.

The Series D preferred stock is redeemable in common stock or cash, at the option of the Company if certain conditions are met. If the Company’s common stock trades at less than 110% of $6.80 for the five trading days prior to a required redemption, the payment must be made in cash.   The following table reflects the required redemption of the Series D preferred stock:

Preferred Stock Repayment Schedule
Year ending June 30:
2006	$912,000
2007	1,824,000
2008	1,824,000
2009	440,000
Total	$5,000,000

Although we continue to fund as much research and development as possible through government grants and contracts in accordance with the provisions of the respective grant awards, we will require additional funding in order to continue the advancement of the commercial development and manufacturing of the explosives detection system.  We will attempt to obtain such financing by: (i) government grants, (ii) the exercise of the redeemable common stock purchase warrants, (iii) private financing, or (i) strategic partnerships.  However, there can be no assurance that we will be successful in our attempts to raise such additional financing.   Should funding not be available, we may be forced to sell certain company assets in order to fund the continued research and development of our explosives detection product and/or curtail the amount of resources dedicated to it.

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

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2005 are as follows:

	Debt and Capital Leases	Operating Lease	MED-TEC	Total
Year ending June 30:
2006	$200,000	$827,000	$130,000	$1,157,000
2007	393,000	1,681,000	138,000	2,212,000
2008	386,000	1,713,000	—	2,099,000
2009	140,000	1,454,000	—	1,594,000
2010	14,000	838,000	—	852,000

Total	$1,133,000	$6,513,000	$268,000	$7,914,000

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

Share-Based Payment.   In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which is a revision of Statement No. 123 as amended by No. 148, “Accounting for Stock-Based Compensation”. SFAS 123R supercedes APB Opinion No. 25. Generally, the approach in SFAS123R is similar to the approach described in SFAS Statement No. 123. However, SFAS123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. This Statement was effective for the Company beginning with the first quarter of fiscal 2006.

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

The Company applies the requirements of SFAS 123R using the Black-Scholes option pricing model to value its share options, and the “modified prospective” method upon adoption of SFAS 123R.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents.  Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired.  Cash equivalents represent a deposit in a money market account and a certificate of deposit.  The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.  The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs.  At December 31, 2005, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

Item 4.   Controls and Procedures

Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our Disclosure Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America.

As we disclosed in our 10-KSB, our independent registered public accounting firm reported to our Audit Committee certain conditions involving internal controls which they believed represent material weaknesses in our internal control environment. These matters relate to our ability to account for the acquisitions or, more specifically, post acquisition adjustments and the correct interpretation of related accounting literature. These matters can be related to our ability to interpret the accounting literature correctly for unusual events.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

To remediate this internal control deficiency, management has commenced implementation of the following measures:

•          The Company has hired an experienced financial consultant to assist with the interpretation of accounting guidance as needed.

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

In addition, we have hired a senior staff accountant to assist with the financial close process.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1 A Risk Factors

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents.  Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired.  Cash equivalents represent a deposit in a money market account and a certificate of deposit.  The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.  The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs.  At December 31, 2005, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

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

The Company also issued to Laurus Master Fund, Ltd. a warrant to purchase 250,000 shares of common stock at an exercise price of $3.75 per share and a warrant to purchase 50,000 shares of common stock at $10.20 per share.  The Securities Purchase Agreement also provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonably requested by the Company in order to subordinate its rights under the Series D to the subsequent financier.  The Company utilized the proceeds to repay the $3 million term note signed on July 7, 2005 plus accrued interest, and for working capital.

As of December 31, 2005, the outstanding principal balance of the Series D was $5,000,000.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders

We held our annual shareholder’s meeting on December 13, 2004.  Anthony Armini, Stephen Bunker, David Eisenhaure, Michael Szycher and Michael Turmelle were elected as directors of the Company to hold office until the 2006 annual meeting of shareholders.  The results for this vote were as follows:

Name	For	Withheld

Anthony Armini	10,297,787	275,413

Stephen Bunker	10,362,396	210,804

Michael Szycher	10,352,421	220,779

David Eisenhaure	10,385,687	187,513

Michael Turmelle	10,385,812	187,388

Proposal No. 2 was an amendment to the Company’s 2004 Incentive and Nonqualified Stock Option Plan raising the number of shares that may be issued under the plan from 500,000 to 1,000,000.  The results for this proposal were as follows:

For	Against	Withheld	Abstain
3,602,281	525,838	19,361	19,361

Proposal No. 3 was to approve an increase to the number of authorized shares of capital stock raising the number of shares from 20,000,000 to 50,000,000.  The results for this proposal were as follows:

For	Against	Withheld	Abstain
9,947,001	615,109	11,090	11,090

Item 5.  Other Information

None

Item 6.  List of Exhibits and Reports on Form 8-K

(a)            The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QS.  Exhibit numbers, where applicable, in the left hand column correspond to those of Item 601 of Regulation S-B.

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

(b)           Reports on Form 8-K

Current Report on Form 8-K / A dated November 30, 2005, regarding the resignation of  the Company’s independent registered accounting firm.

Current Report on Form 8-K dated January 9, 2006, regarding the appointment of Brown & Brown LLP as the Company’s independent registered accounting firm.

Current Report on Form 8-K dated January 11, 2006, regarding the appointment of the Company’s audit committee chair.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: February 21, 2006	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: February 21, 2006	/s/ Diane J. Ryan
Diane J. Ryan
Chief Financial Officer