Form 10-Q
period 2006-03-31
IMPLANT SCIENCES CORP
filed 2006-05-15
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ending March 31, 2006.

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

YES  ☒    NO  ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at April 30, 2006
Common Stock, $.10 par value	11,458,326

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	June 30,
	2006	2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,006,000	$1,549,000
Accounts receivable, less allowance of $145,000 and $147,000, respectively	3,211,000	3,003,000
Accounts receivable, unbilled	469,000	298,000
Inventories (Note 3)	2,194,000	1,204,000
Investments - available for sale securities	304,000	204,000
Prepaid expenses and other current assets	221,000	224,000
Total current assets	8,405,000	6,482,000

Property and equipment, net (Note 4)	9,346,000	10,434,000
Amortizable intangible assets, net (Note 11)	1,540,000	2,057,000
Investment in unconsolidated subsidiary (Note 5)	344,000	531,000
Other non-current assets	479,000	511,000
Goodwill (Note 11)	12,123,000	12,213,000
Total assets	$32,237,000	$32,228,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$391,000	$2,052,000
Line of credit	500,000	—
Payable to Med-Tec	248,000	348,000
Accrued expenses	2,106,000	2,445,000
Accounts payable	2,013,000	1,526,000
Current portion of long term lease liability	102,000	102,000
Current portion of Series D redemption	304,000	—
Deferred revenue	840,000	773,000
Total current liabilities	6,504,000	7,246,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	642,000	897,000
Long-term lease liability	625,000	701,000
Derivative value of preferred stock conversion	486,000	—
Total liabilities	8,257,000	8,844,000

Series D Convertible Redeemable Preferred Stock; $10 stated value; 5,000,000 shares authorized; 500,000 and 0 shares issued and outstanding, at March 31, 2006 and June 30, 2005, respectively, net of $2,029,000 attributible to warrants and conversion feature (Note 8) and currently redeemable portion. (liquidation preference of $5,000,000 plus dividends)	2,965,000	—

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 11,457,126 and 10,734,393 shares issued and outstanding, respectively	1,146,000	1,075,000
Additional paid-in capital	53,440,000	50,995,000
Accumulated deficit	(33,459,000)	(28,115,000)
Deferred compensation	(24,000)	(349,000)
Accumulated other comprehensive income (loss)	148,000	(5,000)
Treasury stock, 22,449 common shares, at cost	(236,000)	(217,000)
Total stockholders’ equity	21,015,000	23,384,000
Total liabilities and stockholders’ equity	$32,237,000	$32,228,000

The accompanying notes are an integral part of these condensed consolidated financial statements

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Medical	$1,173,000	$1,083,000	$3,313,000	$2,976,000
Semiconductor	3,906,000	1,604,000	10,363,000	3,226,000
Explosives detection	1,469,000	175,000	5,084,000	1,475,000
Total revenues	6,548,000	2,862,000	18,760,000	7,677,000

Cost of revenues:
Cost of medical revenues	901,000	787,000	2,690,000	2,586,000
Cost of semiconductor revenues	3,071,000	1,613,000	8,707,000	3,526,000
Cost of explosives detection revenues	1,570,000	481,000	4,889,000	1,561,000
Total cost of revenues	5,542,000	2,881,000	16,286,000	7,673,000

Gross margin	1,006,000	(19,000)	2,474,000	4,000

Operating expenses:
Research and development	86,000	715,000	894,000	1,566,000
Selling, general and administrative	2,063,000	1,464,000	6,653,000	3,811,000
Total operating expenses	2,149,000	2,179,000	7,547,000	5,377,000

Loss from operations	(1,143,000)	(2,198,000)	(5,073,000)	(5,373,000)

Other income (expenses):
Interest income	17,000	6,000	35,000	37,000
Interest expense	(42,000)	(35,000)	(198,000)	(82,000)
Equity losses in unconsolidated subsidiaries	(116,000)	(40,000)	(240,000)	(68,000)
Mark to market of derivative value of preferred stock conversion	20,000	—	911,000	—
Total other income (expense), net	(121,000)	(69,000)	508,000	(113,000)

Net loss	(1,264,000)	(2,267,000)	(4,565,000)	(5,486,000)

Preferred distribution, dividends and accretion	(391,000)	(615,000)	(778,000)	(1,182,000)

Net loss applicable to common shareholders	$(1,655,000)	$(2,882,000)	$(5,343,000)	$(6,668,000)

Net loss per share applicable to common shareholders, basic and diluted	$(0.15)	$(0.30)	$(0.48)	$(0.74)

Weighted average common shares outstanding used in computing basic and diluted loss per share	11,379,275	9,618,367	11,170,989	8,989,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,565,000)	$(5,486,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,769,000	1,289,000
Amortization of intangible assets	526,000	—
Stock-based compensation expense	1,972,000	318,000
Equity loss in unconsolidated subsidiaries	240,000	68,000
Loss on equipment sale or write down	43,000	6,000
Gain on mark to market of derivative value of preferred stock conversion	(911,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(380,000)	537,000
Inventories	(990,000)	(265,000)
Prepaid expenses and other current assets	2,000	(22,000)
Deferred revenue	67,000	—
Accounts payable	494,000	(268,000)
Accrued expenses	(401,000)	1,176,000
Net cash used in operating activities	(2,134,000)	(2,647,000)

Cash flows from investing activities:
Purchase of property and equipment	(605,000)	(635,000)
Proceeds from sale of equipment	—	1,400,000
Investment in - available for sale securities	—	(25,000)
Investment in Core Systems	—	(2,603,000)
Investment in Accurel Systems International	—	(6,978,000)
(Increase) decrease in other non-current assets	(75,000)	23,000
Net cash used in investing activities	(680,000)	(8,818,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	7,408,000
Proceeds from exercise of employee options and stock purchase plan	171,000	867,000
Proceeds from exercise of warrants and non-employee options	69,000	141,000
Payments of additional issuance costs related to private placement of common stock	(31,000)	—
Proceeds from secured term note, net of fees and transaction costs	2,833,000	—
Proceeds from issuance of Series D Convertible Redeemable Preferred Stock, net of issuance costs and repayment of of secured term note	1,894,000	—
Dividends on Series D Convertible Redeemable Preferred Stock	(207,000)	—
Repayments of long-term debt and capital lease obligations	(1,958,000)	(1,756,000)
Proceeds from bank line of credit	500,000
Acqusition of treasury shares	—	(54,000)
Net cash provided by financing activities	3,271,000	6,606,000

Net increase (decrease) in cash and cash equivalents	457,000	(4,859,000)
Cash and cash equivalents, beginning	1,549,000	6,906,000
Cash and cash equivalents, ending	$2,006,000	$2,047,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended
	March 31,
	2006	2005

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$136,000	$46,000

Noncash Investing and Financing Activity:
Conversion of 5% Series C Cumulative Convertible Preferred Stock and accrued dividends into common stock	$—	$1,406,000
Accretion of 5% Series C Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$—	$704,000

Value of IPO warrant extension	$—	$479,000

Accretion of Series D Convertible Redeemable Preferred Stock, derivative value of preferred stock conversion and warrants	$572,000	$—

Capital equipment acquired under capital lease	$42,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2006

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

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the three and nine month periods ended March 31, 2006 the Company had net losses of $1,264,000 and $4,565,000 respectively.  The Company also had cash and cash equivalents of $2,006,000 and net working capital of $1,901,000 on March 31, 2006.  The Company continually reviews its operating plans to determine if it has adequate cash flows to fund its operations and achieve its operating plans.  Although the Company believes it can achieve these plans there can be no assurances that it will.  If the Company fails to achieve its revenue and gross margin goals, it would have to undertake additional steps to fund operations.  These steps may include: obtaining additional financing, entering into strategic agreements to fund the development of our products, selling certain assets, and/or cutting costs and expenses.

2.                                      Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods.  The results of operations and cash flows for the three and nine month periods ended March 31, 2006, may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-KSB as of and for the year ended June 30, 2005 filed with the Securities and Exchange Commission on October 13, 2005.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Accurel Systems International (“Accurel”) and Core Systems Incorporated (“Core”) (the “Subsidiaries”).  All intercompany balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments, In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, business combinations, valuation of goodwill and acquired intangible assets, instruments which contain features of both equity and debt instruments, derivatives, share-based compensation, income taxes and warranty reserves.

3.                                      Inventories

Inventories consist of the following:

	March 31,	June 30,
	2006	2005
Raw materials	$1,417,000	$548,000
Work-in-progress	440,000	416,000
Finished goods	337,000	240,000
	$2,194,000	$1,204,000

4.                                      Property and Equipment

Property and equipment consists of the following:

	March 31,	June 30,
	2006	2005
Total property and equipment	16,220,000	15,624,000
Less: accumulated depreciation and amortization	(6,874,000)	(5,190,000)

Property and equipment, net	$9,346,000	$10,434,000

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

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology.  In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share.  The Company has purchased these shares, and as of March 31, 2006, the fair market value is $278,000 and is recorded as investments in available for sale securities in the accompanying consolidated balance sheet.  The unrealized holding gains and losses are recorded as accumulated other comprehensive income (loss) within stockholders’ equity.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech and CorNova.  The Company’s CEO and the Company’s Chairman of the Nominating Committee are also on the Board of Directors of CorNova.

6.                                      Employee Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payments,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123R supersedes Accounting Principal Board

(“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123,however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock issued from certain employee stock purchase plans, to be recognized in earnings based on their modified-grant date fair values.  Pro forma disclosure is no longer an alternative.

Prior to July 1, 2005, as was permitted under SFAS No. 123, the Company accounted for stock-based awards using the intrinsic value method under APB No. 25.  In general, pursuant to APB No. 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense was recorded.

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

The following table illustrates the effect on net loss applicable to common shareholders and net loss per share applicable to common shareholders as if the fair value method had been applied to all outstanding and unvested awards in the prior period:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2005	2005
Net loss applicable to common shareholders as reported.	$(2,882,000)	$(6,668,000)

Add: share-based employee compensation expense included in proforma net loss and reported net loss applicable to common shareholders, net of tax	71,000	208,000

Deduct: total share-based employee compensation expense determined under the fair value based method of all awards, net of tax	(466,000)	(1,482,000)

Proforma net loss, for the periods applicable to common shareholders after adopting SFAS 123R	$(3,277,000)	$(7,942,000)

Net loss per share applicable to common shareholders, basic and diluted:
As reported	$(0.30)	$(0.74)
Pro forma	$(0.34)	$(0.88)

Under the provisions of SFAS 123R the Company recorded $503,000 and $1,917,000 of stock based compensation in its condensed consolidated statement of operations for the three and nine month periods ended March 31, 2006, respectively, which includes $16,000 and $45,000 of compensation expense attributable to its Employee Stock Purchase Plan for the same three and nine month periods, respectively.  The stock based compensation is included in the following expense categories:

	Three Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2006

Cost of revenues	$340,000	$512,000
Research and development	(172,000)	104,000
Selling, general and administrative	335,000	1,301,000

Total FAS123R compensation expense	$503,000	$1,917,000

In the period ended March 31, 2006, the Company reclassed $280,000 of stock-based compensation from research and development to cost of revenues. This adjustment was made due to the high percentage of time certain research and development department employees are working on government contracts.

The Company also had $11,000 and $56,000 of compensation expense attributable to non-employee options and warrants, for the three month and nine month periods, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s stock options.  The Company uses historical data to estimate option forfeitures within the valuation model. The expected term of options granted is calculated using the “Simplified Method” as outlined SFAS 123R and reflects the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of grant.

	Stock Option Plans	Stock Purchase Plan

Risk free interest rate	3.34-4.48%	4.33%
Expected dividend yield	0%	0%
Expected lives (years)	2.5 - 6 years (1)	6 months
Expected volatility	57 - 80%	61%
Expected forfeiture rate	4%	0%
Contractual term	5 – 10 years	6 months

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

7.                          Share-based Compensation Plans

The Company has two types of shared based compensation plans, a Stock Option Plan and an Employee Stock Purchase Plan.  The Stock Option Plan is administered by a committee (“the Committee”) of at least two outside Directors.

Stock Option Plans

In September 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”).  The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have various vesting periods.  Options may be exercised by the Holder delivering to the Company cash in an amount equal to such aggregate exercise price, or with the consent of the Committee, shares of Company Common Stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the Company in a principal amount equal to such aggregate exercise price or other acceptable consideration including a cashless exercise/resale procedure or any combination of the foregoing.  The Committee may in its discretion provide upon the grant of any option that the Company shall have an option to repurchase, upon terms and conditions determined by the Committee, all or any number of shares purchased upon exercise of such option.

In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the “2000 Plan”).  The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by the Holder delivering to the Company cash in an amount equal to such aggregate exercise price, or with the consent of the Committee, shares of Company Common Stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the Company in a principal amount equal to such aggregate exercise price or other acceptable consideration including a cashless exercise/resale procedure or any combination of the foregoing.  The Committee may in its discretion provide upon the grant of any option that the Company shall have an option to repurchase, upon terms and conditions determined by the Committee, all or any number of shares purchased upon exercise of such option.

In December 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”).  The 2004 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates.  The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock.  Options expire between five and ten years from the date of the option grant and have various vesting periods.  At the December 2005 annual meeting the shareholders voted to increase the shares available for issuance under the 2004 Plan by 500,000 to 1,000,000 shares. Options may be exercised by the Holder delivering to the Company cash in an amount equal to such aggregate exercise price, or with the consent of the Committee, shares of Company Common Stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the Company in a principal amount equal to such aggregate exercise price or other acceptable consideration including a cashless exercise/resale procedure or any combination of the foregoing.

A summary of option activity under the plans as of and for the period March 31, 2006 are as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at June 30, 2005	1,908,331	$5.66

Granted	88,000	6.72
Exercised	(2,500)	2.10
Canceled	(189,440)	6.27

Outstanding at September 30, 2005	1,804,391	$5.64

Granted	335,250	4.09
Exercised	—	—
Canceled	(82,754)	0.42

Outstanding at December 31, 2005	2,056,887	$5.60

Granted	37,500	4.19
Exercised	(23,755)	1.50
Canceled	(176,181)	8.63

Outstanding at March 31, 2006	1,894,451	$5.61

A summary of the unvested option activity under the plans as of and during the nine month period ended March 31, 2006 is as follows:

Unvested Options	Shares	Weighted- Average Exercise Price
Unvested at at June 30, 2005	891,969	$6.98

Granted	88,000	4.79
Vested	(138,450)	5.47
Forfeited	(62,216)	5.71

Unvested at September 30, 2005	779,303	$6.88

Granted	94,000	3.83
Vested	(67,234)	7.16
Forfeited	(3,000)	6.17

Unvested at December 31, 2005	803,069	$6.48

Granted	37,500	4.19
Vested	(69,946)	7.11
Forfeited	(28,300)	9.30

Unvested at March 31, 2006	742,323	$6.21

As of March 31, 2006 there was $2,165,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This expense is expected to be recognized as follows:

Year ending June 30:
Q4 2006	$450,000
2007	1,162,000
2008	512,000
2009	41,000

Total	$2,165,000

Employee Stock Purchase Plan

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “ESPP”).  The ESPP provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions.  After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this ESPP, with a maximum of $25,000 in any calendar year.  The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the ESPP plan period.  The periods are January 1 to June 30 and July 1 to December 31.  Fractional shares are not issued.  Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account.  The maximum number of shares eligible to be issued under the ESPP is 141,000.  As of March 31, 2006, a total of 78,163 shares are available for issuance under the ESPP.   Compensation expense under the ESPP for the period ended March 31, 2006 is $16,000.

8.                                      Secured Term Note and Series D Financing

On July 6, 2005, the Company executed a $3.0 million secured term note payable to Laurus Master Fund, Ltd. (“Laurus”).   The Company received $3,000,000 in gross proceeds, less a management fee of $135,000 and related transaction costs of approximately $32,000.  The term note was collateralized by substantially all of the Company’s assets, had a 4-month term and bore interest at a rate equal to the prime rate plus once percent (1%).  In connection with the financing, on September 30, 2005, the Company issued Laurus a warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share.  Net proceeds from the financing were used for increasing the capacity of the Quantum Sniffer™ production line, increasing unit inventories and the repayment of certain indebtedness due and owed by the Company to the former shareholders of Accurel in connection with the acquisition of this wholly-owned subsidiary.

On September 30, 2005, the Company issued 500,000 shares of Series D Convertible Redeemable Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus (the “Agreement”). The Series D has a dividend equal to the prime rate plus one percent (8.75% as of March 31, 2006) and provides for redemption over a thirty-six month period pursuant to an amortization schedule. The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, related transaction and issuance costs of approximately $144,000, and the repayment of $3,032,000 of principal and interest related to the July 6, 2005 term note.

The following table reflects the required redemption of the Series D before the effect of the accrued dividends:

Monthly redemption
Preferred Stock Redemption
Year ending June 30:	Schedule
Q4 2006	$456,000
2007	1,824,000
2008	1,824,000
2009	896,000
Total	$5,000,000

The monthly redemption of approximately $152,000 plus accrued dividends commences on January 1, 2006.  Subject to certain conditions, it is at the Company’s option to pay this amount in cash or in common stock at a fixed conversion price of $6.80 per common share.  The following conditions must be met in order to facilitate payment in common stock:  (1) the shares must be issued pursuant to an effective registration statement, (2) the average closing market price of the common stock for the five trading days immediately preceding a payment date must exceed the fixed conversion price by 110% and no one day’s closing price may be less than the fixed conversion price, and (3) the conversion dollar value may not exceed the aggregate of the prior 22 trading days’ dollar volume.  The dividend rate is subject to a 2% decrease for every 25% the average trading price for the five trading days prior to a repayment date exceeds the fixed conversion price, to a minimum of 0%.  In addition, upon notifying the holder, the Company has the option of redeeming any outstanding shares of Series D with cash by paying 130% of the stated value plus accrued interest.

As a condition of closing, the Company and each of its Subsidiaries granted a security interest in their respective assets as well as providing Laurus a right of first refusal on future financing arrangements during the term of the Agreement.  In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonably requested by the Company in order to subordinate its rights under the Series D to the subsequent financier.   The registration rights associated with the Agreement state that the Company will use its best efforts to have the registration statement effective within 120 days from closing.  In addition, the Company is required to maintain an effective registration statement, and ensure that shares are not suspended from trading.  Upon notice from Laurus, should the Company be declared in default of these items and have not cured the default within the prescribed period, the Company may be assessed liquidated damages equal to 1/30th of 0.1% of the outstanding preferred balance, payable in cash, for each day the event has occurred and remains outstanding.  However, pursuant to the Agreement “liquidated damages do not apply should the Securities and Exchange Commission (“SEC”) have an issue with respect to the Holder or with respect to the structure of the transaction.”

In conjunction with the Series D, the Company also issued to Laurus a warrant to purchase up to 50,000 shares of the Company’s common stock at a price equal to $10.20 per share.  The Company utilized the proceeds of the Series D to repay the $3 million term note with Laurus dated July 6, 2005, plus accrued interest, and for working capital.

In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company concluded that the Series D contained a conversion feature which should be valued at fair value and be recorded as a liability on the balance sheet.  This conversion feature is not considered to be a “conventional preferred” instrument because the Agreement includes certain conditions under which the conversion price may be reset.  This condition would suggest that the number of shares to be issued upon conversion is not fixed, a requirement of a conventional preferred .instrument..  This conversion feature was determined to be a liability since it may be required to be repaid in cash, cannot be paid in unregistered shares and has certain penalties.  These conditions define the conversion feature as an embedded derivative which must be separated from the host and reported at fair value pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).

The Series D also contains certain features affecting the dividend rate.  In the first feature, the dividend rate is subject to adjustment based on the market price of the Company’s common stock.  The Company has evaluated this item to consider whether it would be considered an embedded derivative as defined in SFAS No. 133.  While having a dividend rate that can fluctuate with the stock price is a feature that has characteristics of an embedded derivative, this feature would be classified as a derivative asset.  An independent appraiser was hired to value this asset derivative and the value was determined to be immaterial.  The second feature, related to potential default provisions, could potentially increase the dividend and redemption price, similar to a default or penalty clause in a debt-like instrument. In evaluating whether this penalty feature would be considered an embedded derivative, the Company considered the provisions of SFAS No. 133 paragraph 12 and 13, and determined that this feature would not be considered a derivative as it does not have a “net settlement” provision.

The conversion feature aggregated to $1,397,000 on September 30, 2005 based on the Black Scholes valuation model and the following assumptions:  volatility 80%, expected life 1.5 years, and a risk free interest rate of 3.96%.  The conversion feature is marked to market at each reporting period with changes in its fair value flowing through the statement of operations.  As of March 31, 2006, the fair value of this conversion feature approximated $486,000.

The Company valued the Series D at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the conversion feature and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, the amount allocated to warrants of $632,000, the value attributed to conversion feature of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note).  The Company is accreting these discounts on the carrying value of the Series D to its redemption value of $5,000,000 at September 1, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the three month period ended March 31, 2006, approximately $571,000 was amortized.  As of March 31, 2006, Laurus waived the Company’s obligation to pay the monthly amortization payments for the period January 2006 through March 2006 until September 30, 2009.  The Company is currently working with Laurus to identify alternatives to cash payments to satisfy future redemptions should the restrictions identified in the Series D prohibit conversion of the Series D into common stock.  The outstanding principal of the Series D was $5,000,000 at March 31, 2006.

The accounting for the Series D financing and related instruments is currently under review by the SEC and is subject to change based on the SEC’s final interpretation and review of the Company’s accounting.

9.                                      Loss Per Share

Basic loss per share is computed based only on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by using the weighted average number of common shares outstanding during the period, plus the dilutive effects of shares issuable through the exercise of stock options and warrants (common stock equivalents) unless their inclusion would be antidilutive.  The shares underlying the Series D have not been included in the earnings per share calculation.

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

The revenues and expenses related to these segments for the three and nine months ended March 31, 2006 and 2005, respectively are as follows:

	Three Months Ended
	March 31,
	2006	2005	2006	2005	2006	2005
	Revenues		COGS		Gross Margin
Medical	$1,173,000	$1,083,000	$901,000	$787,000	$272,000	$296,000
Semiconductor	3,906,000	1,604,000	3,071,000	1,613,000	835,000	(9,000)
Explosives	1,469,000	175,000	1,570,000	481,000	(101,000)	(306,000)
Total	$6,548,000	$2,862,000	$5,542,000	$2,881,000	$1,006,000	$(19,000)

	Nine Months Ended
	March 31,
	2006	2005	2006	2005	2006	2005
	Revenues		COGS		Gross Margin
Medical	$3,313,000	$2,976,000	$2,690,000	$2,586,000	$623,000	$390,000
Semiconductor	10,363,000	3,226,000	8,707,000	3,526,000	1,656,000	(300,000)
Explosives	5,084,000	1,475,000	4,889,000	1,561,000	195,000	(86,000)
Total	$18,760,000	$7,677,000	$16,286,000	$7,673,000	$2,474,000	$4,000

11.                               Goodwill and Other Intangible Assets:

At March 31, 2006, the Company had goodwill and intangible assets of $13,663,000.  SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  The Company has four reporting units, medical, explosives detection, semiconductor wafer processing and semiconductor analytical services. All of the Company’s goodwill is allocated to the semiconductor wafer processing and the semiconductor analytical services reporting units.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31 as the date of performing the annual goodwill impairment test.  In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance.  The Company may employ the work of independent appraisers in making its determination.  As of August 31, 2005, goodwill existed in two of our reporting units, our semiconductor wafer processing and semiconductor analytical services units. The Company, in conjunction with a report from an independent appraiser made its annual assessment of goodwill attributable to its semiconductor wafer processing reporting unit on August 31, 2005 and determined that the reporting unit’s goodwill was not impaired.  In addition, management conducted an internal assessment of the semiconductor analytical services reporting unit’s goodwill and concluded that these assets were not impaired as well.

The following table summarizes the Company’s goodwill assets as of March 31, 2006 and June 30, 2005:

Reporting Unit	March 31, 2006	June 30, 2005

Semiconductor Wafer Processing	$4,548,000	$4,647,000

Semiconductor Analytical Services	7,575,000	7,566,000

Total Goodwill	$12,123,000	$12,213,000

The change in the value of the goodwill assets since June 30, 2005 primarily reflect the satisfaction of a $112,000 liability in the semiconductor wafer processing segment offset by additional acquisition related expenses.

Intangible assets with finite lives are valued, at their acquisition, according to the future cash flows they are estimated to produce.  These assigned values are amortized over the period of time those cash flows are estimated to be produced.  Management continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired. As of March 31, 2006 management believes no impairment exists.

Future events could cause management to conclude that impairment indicators exist and that goodwill and intangible assets with indefinite lives associated with the Company’s acquired businesses are impaired.  Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

The following table summarizes the Company’s intangible assets as of March 31, 2006 and June 30, 2005:

		March 31, 2006			June 30, 2005
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Non-Compete	18-36 mo.	$1,057,000	$1,043,000	$14,000	$1,057,000	$809,000	$248,000

Name Recognition	60-84 mo.	200,000	30,000	170,000	200,000	9,000	191,000

Customer Base	60 mo.	1,630,000	363,000	1,267,000	1,630,000	119,000	1,511,000

Technology	60 mo.	125,000	36,000	89,000	125,000	18,000	107,000

Total		$3,012,000	$1,472,000	$1,540,000	$3,012,000	$955,000	$2,057,000

Estimated future amortization expense for intangible assets with finite lives as of March 31, 2006 is as follows:

Remainder of fiscal year	2006	$104,000
	2007	387,000
	2008	380,000
	2009	380,000
	2010	244,000
	thereafter	45,000
		$1,540,000

12.          Credit Arrangements

At the time of its acquisition, Accurel had a $1,400,000 fixed rate installment note with a bank with terms providing for monthly payments of $29,000 plus interest at a rate of 6.84%, through September 1, 2008, (“the Accurel note”).  The bank has consented to continue the Accurel note under the same terms after the acquisition. As of March 31, 2006, the Accurel note balance is $904,000.  The Accurel note is collateralized by substantially all assets of Accurel.

The Accurel note requires Accurel to report monthly financial results to the bank and for Accurel to comply with certain financial covenants including cash flow and tangible net worth ratios and net income. As of March 31, 2006, Accurel was in compliance with the covenants.

On June 8, 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley based Bridge Bank, N.A.  The revolving credit facility expires on December 31, 2006, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%) (8.25% as of March 31, 2006), is collateralized by certain assets of the Company and is subject to certain covenants, including an adjusted quick ratio and tangible net worth.  As of March 31, 2006, the Company had drawn $500,000 on the credit facility.  As of March 31, 2006 the Company was in compliance with the covenants.

13.          Proforma Financial Information

The following table presents selected unaudited financial information of the Company including Core and Accurel as if their respective acquisitions had occurred on July 1, 2004.  The unaudited proforma results are not necessarily indicative of the results that would have occurred had the acquisitions of Core  and Accurel been consummated on July 1, 2004, or of future results.

IMPLANT SCIENCES CORPORATION

PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenue	$6,548,000	$4,440,000	$18,760,000	$14,526,000

Net Loss Before Taxes	(1,264,000)	(2,259,000)	(4,565,000)	(5,958,000)

Preferred distribution, dividends	(391,000)	(615,000)	(778,000)	(1,182,000)

Net Loss	$(1,655,000)	$(2,874,000)	$(5,343,000)	$(7,140,000)

Net loss per share applicable to common shareholders	$(0.15)	$(0.28)	$(0.48)	$(0.70)

Weighted average common shares outstanding, basic and diluted	11,379,000	10,374,000	11,171,000	11,166,000

14.          Commitments and Contingencies

On March 24, 2006, the Company brought suit in the United States District Court in the District of Massachusetts against Rapiscan Systems, Inc. (“Rapiscan”) and its parent, OSI Systems, Inc. (“OSI”).  The Company is requesting rescission of an agreement between the Company and Rapiscan, entered into on March 23, 2005 (the “Agreement”), for lack of performance and other grounds.  In the alternative, the Company is seeking termination of the Agreement due to material breaches of contract and implied covenant of good faith and fair dealing and for damages due to Rapiscan’s breach of contract and the implied covenant of good faith and fair dealing.

On March 27, 2006, the Company received notice that Rapiscan filed a complaint against the Company and its contract manufacturer, Columbia Tech, in the United States District Court for the Central District of California, regarding the Agreement.  Rapiscan’s complaint against the Company is based upon claims of breach of contract and  breach of warranty and is requesting a decree for specific performance, declaratory relief and injunctive relief.  Rapiscan’s complaint against Columbia Tech is based upon injunctive relief, declaratory relief and tortuous interference with contractual relations.  On April 12, 2006, Rapiscan dismissed all claims against Columbia Tech.

15.          Subsequent Events

On May 10, 2006 Laurus Master Fund, LLP waived the monthly redemptions for the period January 1, 2006 through March 31, 2006 to September 30, 2009 and waived the redemptions for the period April 1, 2006 through May 1, 2006 to May 16, 2006.

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

Implant Sciences Corporation (“Implant” or the “Company”), incorporated in 1984, has three locations.  It operates out of a 51,000 square foot leased facility in Wakefield, Massachusetts.  Since October 15, 2004, Implant also operates out of a 35,000 square foot leased facility in Sunnyvale, California and since March 9, 2005, out of a 20,000 square foot leased facility also in Sunnyvale, California.  The Company has approximately 155 employees and runs three shifts in Wakefield and two shifts in Sunnyvale.  The Company generates revenues from the sale of ion implantation and analytical services for the semiconductor industry, radioactive prostate seeds and medical coatings, explosives trace detection equipment and government research and development contracts for both medical products and explosives detection segments. Semiconductor products and services are conducted in both the Wakefield and Sunnyvale facilities.  Medical and industrial coatings, radioactive prostate seed manufacturing, explosives detection equipment manufacturing and research and development programs are conducted in Wakefield.

The three months and nine months ended March 31, 2006 includes revenues from Core Systems Incorporated (“Core”) which was acquired by the Company on October 15, 2004, and Accurel Systems International (“Accurel”) which was acquired on March 9, 2005.  These acquisitions contributed revenues of $3.4 million in the quarter compared to total revenues of $6.5 million and $9.5 million for the nine months compared to total revenues of $18.8 million. Core and Accurel are included in the semiconductor segment.  Revenues from our explosives detection segment, during the three months and nine months ended March 31, 2006, were $1.5 million and $5.1 million, respectively.  These revenues reflect the first significant shipments of our explosives detection product during the nine month period ended March 31, 2006, including a previously announced order from China.

As a result of the acquisition of Core and Accurel on October 15, 2004 and March 9, 2005, respectively, and the Company’s presentation of consolidated financial statements, it should be noted that the fiscal 2006 and fiscal 2005 financial statements are not comparative and therefore may not be meaningful information.

On July 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payments,” (“SFAS No. 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) using the modified prospective method.  Prior to this, the Company had elected to use the disclosure-only provisions of SFAS No. 123. The Company was required to adopt SFAS No. 123R on July 1, 2005 because it no longer qualifies as a “small business” filer for SEC reporting purposes as of that date. Under SFAS 123R, the Company is required to account for all options granted to employees on or after July 1, 2005 and any unvested portion of options outstanding as of July 1, 2005 (the “effective date”), using the fair value method. The Company previously accounted for its employee stock-based compensation arrangements under the provisions of Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) rather than the alternative fair value accounting method provided for under SFAS No. 123. Previously under APB 25, when the exercise price of options granted to employees and non-employee directors under these plans equals the market price of the underlying stock on the date of the grant, generally, no compensation expense is recorded.  Because of the adoption of SFAS No. 123R comparisons with previous periods may not be meaningful.

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the three and nine month period ended March 31, 2006 and March 31, 2005.  It should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Three Month Period Ended March 31, 2006 vs. March 31, 2005

Revenues. Total revenues for the three month period ended March 31, 2006 were $6,548,000 as compared to $2,862,000 for the comparable prior year period, an increase of $3,686,000 or 129%.   Our revenues by business segment are as follows:

	Revenues
	Three Month Period Ended March 31,
	2006	2005
Medical	$1,173,000	$1,083,000
Semiconductor	3,906,000	1,604,000
Explosives	1,469,000	175,000
Total Revenues	$6,548,000	$2,862,000

The overall increase in revenues is attributable to revenues from explosives detection products, Core and Accurel. Explosives detection included shipments of the Company’s explosives detection equipment. and revenues from its previously announced development contract with the Transportation Security Administration (“TSA”). The TSA contract is expected to be completed by September 2006. Revenues from contracts exceeded product revenues during the quarter ended March 31, 2006.

Core was acquired on October 15, 2004 and Accurel was acquired on March 9, 2005 and their results are included in the previous year period since those respective dates.   Revenues from Core and Accurel aggregated approximately $3,448,000 and are included in our semiconductor segment.  Semiconductor revenues were $3,906,000 as compared to $1,604,000 in the comparable prior year period, an increase of $2,302,000 or 144%.  Since the acquisition of Core, the Company has transitioned some semiconductor work from Wakefield to Sunnyvale to take advantage of operating efficiencies.

Medical revenues were $1,173,000 as compared to $1,083,000 for the comparable prior year period, an increase of $90,000 or 8%.  The increase in medical revenues was due primarily to an increased volume of radioactive prostate seed sales combined with sales from our treatment planning software product. After a lengthy period of decline, management believes seed volumes have now stabilized, and has taken steps to achieve increasing seed volumes in the coming year, including the benefits of selling our treatment planning software to our customers. The treatment planning software is a proprietary treatment planning technology marketed as “I-Plant TPS”TM. In its latest version, a new module aids the physician in making two and three dimensional maps of stage, grade and location of cancer within the prostate gland. This “Pathology Mapping Module”TM is in addition to the standard treatment planning function used for prostate brachytherapy and will provide for image guided, focal treatment of the disease.

Revenues from the Company’s explosives detection business increased to $1,469,000 as compared to $175,000 for the comparable prior year period, an increase of $1,294,000 or 739%.  This increase is attributable to the shipment of explosives detection equipment during the quarter in addition to revenues from a TSA contract.  In the previous year most of the Company’s government contracts were completed and significant shipments of its explosives detection product had not started. The Company has been transitioning the explosives business from primarily a contracts/development business to a product sales business.  To that extent, we have established strategic sales and distribution relationships both domestically and internationally.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2006 was $5,542,000 as compared to $2,881,000 for the comparable prior year period, an increase of $2,661,000 or 92%.  The cost of revenues by business segment is as follows:

	Cost of Revenue
	Three Month Period Ended March 31,
	2006	2005
Medical	$901,000	$787,000
Semiconductor	3,071,000	1,613,000
Explosives	1,570,000	481,000
Total Cost of Revenue	$5,542,000	$2,881,000

The overall increase in cost of revenues is primarily a result of costs attributable to product costs of explosives detection equipment, and costs associated with the operations of Core and Accurel.  The cost of our explosives detection revenues was $1,570,000 compared to $481,000 in the comparable prior year period, an increase of $1,089,000 or 226%. This increase is directly attributable to the cost of product shipped during the period. The Company has made a significant investment in the development and manufacturability of its explosives detection products.  During the quarter, most of the manufacturing of its explosives detection products was transitioned to a contract manufacturer.  The transition to contract manufacturing gives the Company more flexibility to handle changes in volumes and is expected to provide operating efficiencies resulting in overall lower costs for its product.

Accurel was acquired on March 9, 2005 and its results were not included in the entire comparable prior year period.  Cost of revenues at Accurel totaled $1,485,000 for the period and are included in our semiconductor segment. Medical products costs were $901,000 as compared to $787,000 in the comparable prior year period, an increase of $114,000 or 14%.  This increase is primarily due to increased seed sales volumes.   Included in cost of sales for the period ended March 31, 2006, is $340,000 of share-based compensation as required by SFAS No. 123R.

Gross Margins.  Overall gross margins were 15% of revenues in the three month period ended March 31, 2006 as compared to a loss on the gross margin of 1% of revenues in the comparable prior year period.  The increase in the gross margin percentage is attributable to the volume of explosives detection equipment built and shipped during the period. The result of this transition was a decrease in gross margin loss of $101,000 or 7% of sales for the explosives detection segment for the three months ended March 31, 2006, as compared to gross margin losses of $306,000 or 175% in the comparable prior year period. Also contributing were margins on explosives development contracts.. Semiconductor margins were 21% of revenues as compared to a gross margin loss of 1% in the comparable prior year period. This turnaround is attributable to Accurel.  Accurel was acquired on March 9, 2005 and its results are not included in the comparable prior year period.  Medical margins declined to 23% of revenues from 27% in the prior year period.  This decline is attributable to higher volumes of lower margin seed sales as compared to the comparable period in the previous year.  Gross margins by business segment are as follows:

	Gross Margin
	Three Month Period Ended March 31,
	2006	2005
Medical	23%	27%
Semiconductor	21%	-1%
Explosives	-7%	-175%
Total gross margin%	15%	-1%

Research and Development.  Research and development expense for the three month period ended March 31, 2006 was $86,000 as compared to $715,000 for the comparable prior year period, a decrease of $629,000 or 88%. During the three months ended March 31, 2006 the Company was able to use research personnel on its government contract work and the expenses were charged to cost of sales. The Company continues to expend funds to further the development of new products in the areas of explosives and toxic substance detection and temporary brachytherapy areas.

Selling, General and Administrative.  Selling, general and administrative expenses for the three month period ended March 31, 2006 were $2,063,000 as compared to $1,464,000 for the comparable prior year period, an increase of $599,000 or 41%.  Included in selling, general and administrative costs for the period ended March 31, 2006, is $335,000 of share-based compensation as required by SFAS No. 123R.  Other factors contributing to the increase are $414,000 of additional selling, general and administrative expenses incurred due to the acquisition of Accurel, which were not in the previous year’s numbers.  Accurel was acquired on March 9, 2005 and its results were not included in the comparable prior year period prior to that date.  Selling expenses associated with our treatment planning software line was $97,000 in the three month period ended March 31, 2006 as compared to $0 for the comparable prior year period.

Other Income and Expenses, Net.  For the three months ended March 31, 2006, the Company recorded other expense net, of $121,000 as compared to other expense, net, of $69,000, in the comparable prior year period. Other income includes $20,000 of income attributable to marking to market the derivative value of the preferred stock conversion associated with the Series D preferred stock.  Equity losses in unconsolidated subsidiaries increased by $76,000 in the current fiscal year period due to the Company’s share of losses at CorNova.

Net Loss.  Net loss for the three month period ended March 31, 2006 was $1,264,000 as compared with $2,267,000 for the comparable prior year period, a decrease in net loss of $1,103,000 or 44%.  The decrease in net loss is primarily due to an increased margin contribution from our explosives detection segment of $205,000 and a $826,000 improvement in gross margin from our semiconductor segment.  The fiscal 2006 results include $503,000 of non-cash compensation due to FAS No.123R.   The acquisition of Core on October 15, 2004 was expected to have a positive impact on earnings from expected operating efficiencies and increased revenues when combined with the Company’s existing semiconductor operations.  Management continues to focus on opportunities for Core that could have significant profit potential. The Company continually reviews its goodwill assets for potential impairment.  The Company has four reporting units for measuring goodwill and intangible assets, medical, explosives detection, semiconductor wafer processing and semiconductor analytical services. All of the Company’s goodwill is allocated to the semiconductor wafer processing and the semiconductor analytical services reporting units.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31 as the date of performing the annual goodwill impairment test. The results of this assessment, based on management forecasts, conclude that the goodwill is not impaired.  However, if events should occur and an impairment charge is warranted it could have a significant impact on the Company’s financial results for the period then reported.

Preferred distribution, dividends and accretion were $391,000 in the three month period ended March 31, 2006 as compared to $615,000 in the period ended March 31, 2005.  The dividend on the Series D Redeemable Convertible Preferred Stock (the “Series D”) is at the prime rate of interest plus 1% (8.75%) of the outstanding balance.  The value ascribed to warrants issued with the Series D, and the beneficial conversion feature, are accreted over the 36 month term of the Series D.

Nine Month Period Ended March 31, 2006 vs. March 31, 2005

Revenues. Total revenues for the nine month period ended March 31, 2006 were $18,760,000 as compared to $7,677,000 for the comparable prior year period, an increase of $11,083,000 or 144%.   Our revenues by business segment are as follows:

	Revenues
	Nine Month Period Ended March 31,
	2006	2005
Medical	$3,313,000	$2,976,000
Semiconductor	10,363,000	3,226,000
Explosives	5,084,000	1,475,000
Total Revenues	$18,760,000	$7,677,000

The overall increase in revenues is attributable primarily to revenues from Core and Accurel. Core was acquired on October 15, 2004 and its results are included in the previous year period from that day.  Accurel was acquired on March 9, 2005 and its results were included in the previous year period from the day of acquisition.   Revenues from Core and Accurel aggregated approximately $9,482,000 and are included in our semiconductor segment.  Semiconductor revenues were $10,363,000 as compared to $3,266,000 in the comparable prior year period, an increase of $7,097,000 or 217%.  Since the acquisition of Core on October 15, 2004 the Company has transitioned some semiconductor work and equipment from Wakefield to Sunnyvale, to take advantage of operating efficiencies.

Medical revenues were $3,313,000 as compared to $2,976,000 for the comparable prior year period, an increase of $337,000 or 11%.  The increase in medical revenues was due primarily to an increased volume of radioactive prostate seed sales combined with sales from our treatment planning software product.  After a lengthy period of decline, management believes seed volumes have now stabilized, and has taken steps to achieve increasing seed volumes in the coming year, including the benefits of selling our treatment planning software to our customers. The treatment planning software is a proprietary treatment planning technology marketed as “I-Plant TPS”TM. In its latest version, a new module aids the physician in making two and three dimensional maps of stage, grade and location of cancer within the prostate gland. This “Pathology Mapping Module”TM is in addition to the standard treatment planning function used for prostate brachytherapy and will provide for image guided, focal treatment of the disease.

Revenues from the Company’s explosives detection business increased to $5,084,000 as compared to $1,475,000 for the comparable prior year period, an increase of $3,609,000 or 245%.  This increase is attributable to shipments of the Company’s explosives detection equipment. The Company has been transitioning the explosives business from primarily a contracts/development business to a product sales business.  To that extent, we have established strategic sales and distribution relationships both domestically and internationally.  The Company had previously announced a major order for its explosives detection product from its distributor in China and shipped the majority of that order during the second quarter of fiscal 2006.

Cost of Revenues.  Cost of revenues for the nine months ended March 31, 2006 was $16,286,000 as compared to $7,673,000 for the comparable prior year period, an increase of $8,613,000 or 112%.  The cost of revenues by business segment is as follows:

	Cost of Revenues
	Nine Month Period Ended March 31,
	2006	2005
Medical	$2,690,000	$2,586,000
Semiconductor	8,707,000	3,526,000
Explosives	4,889,000	1,561,000
Total Cost of Revenues	$16,286,000	$7,673,000

The overall increase in cost of revenues is primarily a result of costs attributable to Core and Accurel.  Core was acquired on October 15, 2004 and its results are included from that day.  Accurel was acquired on March 9, 2005, and its results were included in the comparable prior year period as of that date.  Cost of revenues at Core and Accurel totaled $7,396,000 and are included in our semiconductor segment.  In addition, our cost of revenues also increased due to higher volumes of product sales related to the explosives detection equipment.  The cost of our explosives detection revenues were $4,889,000 compared to $1,561,000 in the comparable prior year period, an increase of $3,328,000 or 213%. Medical products costs increased to $2,690,000 as compared to $2,586,000 in the comparable prior year period, an increase of $104,000 or 4%.  Included in cost of sales for the nine month period ended March 31, 2006, is $512,000 of share-based compensation as required by SFAS No. 123R.

Gross Margins.  Overall gross margins were 13% of revenues in the nine month period ended March 31, 2006 as compared to 0% of revenues in the comparable prior year period.    Semiconductor margins were 16% of revenues as compared to a loss on gross margin of 9% in the comparable prior year period. This turnaround is attributable to Accurel.  Accurel was acquired on March 9, 2005 and its results are not included in the comparable prior year period.  Management expects continued semiconductor gross margin improvements as volumes continue to increase and operating efficiencies at Core are realized. Medical margins reflect an increase in our coatings business.  Explosives detection gross margins are 4% of revenues as compared to loss of 6% in the comparable prior year period.  Gross margins by business segment are as follows:

	Gross Margin
	Nine Month Period Ended March 31,
	2006	2005
Medical	19%	13%
Semiconductor	16%	-9%
Explosives	4%	-6%
Total gross margin%	13%	0%

Research and Development.  Research and development expense for the nine month period ended March 31, 2006 was $894,000 as compared to $1,566,000 for the comparable prior year period, a decrease of $672,000 or 43%.  In the nine month period ended March 31, 2006, certain of the Company’s R&D resources were temporarily transferred to explosives detection product manufacturing team to assist with order fulfillment of our handheld explosives detectors and to work on the TSA contract. As such, the expenses associated  with these resources were included in our cost of sales.  However, the Company continues to expend funds to further the development of new products in the areas of explosives and toxic substance detection and in applications for temporary brachytherapy.

Selling, General and Administrative.  Selling, general and administrative expenses for the nine month period ended March 31, 2006 were $6,653,000 as compared to $3,811,000 for the comparable prior year period, an increase of $2,842,000 or 75%.   This increase is primarily related to $1,201,000 of additional selling, general and administrative expenses incurred due to the acquisition of Accurel.  Accurel was acquired March 9, 2005, and Core was acquired on October 15, 2004, their results were not included in the entire comparable prior year period.  Included in selling, general and administrative costs for the period ended March 31, 2006 is $1,301,000 of share-based compensation as required by SFAS No. 123R.

Other Income and Expenses, Net.  For the nine months ended March 31, 2006, we recorded other income, net, of $508,000 as compared to other expense, net, of $113,000, in the comparable prior year period.  This change includes interest expense of $198,000, primarily due to the Laurus financing in July of 2005 and debt held by Accurel as compared to interest expense of $82,000 in the comparable prior year period.    In addition, equity losses in unconsolidated subsidiaries increased by $172,000 in the current fiscal year period. Other income also includes $911,000 of income attributable to marking to market the derivative value of the preferred stock conversion.

Net Loss.  Net loss for the nine month period ended March 31, 2006 was $4,565,000 as compared with $5,486,000 for the comparable prior year period, a decrease in net loss of $921,000 or 17%.  The decrease in net loss is primarily due to improved operating results due to the acquisition of Accurel and improved results form the explosives detection equipment, $911,000 of other net income due to the marking to market of the conversion feature of the Series D preferred stock off set by $1,917,000 of non-cash compensation expense as required by FAS123R.  Previous year results do not included FAS No.123R compensation expense.  The acquisition of Core Systems on October 15, 2004 was expected to have a positive impact on earnings because of expected operating efficiencies and increased revenues when combined with the Company’s existing semiconductor operations.  These benefits have been slow to develop and Core has not made a significant contribution to earnings since it was acquired.  Management continues to focus on opportunities for Core that could have significant profit potential. The Company continually reviews its goodwill assets for potential impairment.  The Company has four reporting units, medical, explosives detection, semiconductor wafer processing and semiconductor analytical services. All of the Company’s goodwill is allocated to the semiconductor wafer processing and the semiconductor analytical services reporting units.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31 as the date of performing the annual goodwill impairment test. The results of this assessment, based on management forecasts, conclude that the goodwill is not impaired.  However, if events should occur and an impairment charge is warranted it could have a significant impact on the Company’s financial results for the period then reported.

Preferred distribution, dividends and accretion were $778,000 in the nine month period ended March 31, 2006 as compared to $1,182,000 in the period ended March 31, 2005.  In addition, the Company recorded a $911,000 gain due to marking to market the derivative value of the preferred stock conversion.

LIQUIDITY AND CAPITAL RESOURCES

The Company continually reviews its operating plans to determine if it has adequate cash flows to fund its operations and achieve its operating plans.  Although the Company believes it can achieve these plans there can be no assurances that it will.  If the Company fails to achieve its revenue and gross margin goals, it would have to undertake additional steps to fund operations.  These steps may include: obtaining additional financing, entering into strategic agreements to fund the development of our products, selling certain assets, and/or cutting costs and expenses.

As of March 31, 2006, the Company had approximately $2,006,000 in the form of cash and cash equivalents and net working capital of $1,901,000.  During the nine month period ended March 31, 2006, operating activities used cash of approximately $2,134,000.  Net cash used by operating activities primarily reflects a net loss of $4,565,000 offset by $4,550,000 in depreciation, amortization and other non-cash expenses and $911,000 of income attributable to the gain on the derivative value of the preferred stock conversion associated with the Series D preferred stock.

In addition the Company invested $990,000 in inventory as it continues its production of its explosives detection products.  The Company’s accounts receivables increased $380,000 due to shipments of its explosives detection product late in the quarter, and unbilled government contracts.  It is expected that these receivables will be collected in the Company’s fourth quarter.  During the nine months ended March 31, 2006, investing activities used cash of approximately $680,000 which was primarily attributable to $605,000 used for additions to property and equipment.  The additions were primarily used to increase production capacity at Core and for explosives detection products manufacturing in Wakefield.  During the nine month period ended March 31, 2006, financing activities provided approximately $3,271,000 in cash.

On July 6, 2005, the Company executed a $3.0 million secured term note payable to Laurus Master Fund, Ltd. (“Laurus”).   The Company received $3,000,000 in gross proceeds, less a management fee of $135,000 and related transaction costs of approximately $32,000.  The term note was collateralized by substantially all of the Company’s assets, had a 4-month term and bore interest at a rate equal to the prime rate plus once percent (1%).  In connection with the financing, on September 30, 2005, the Company issued Laurus a warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share.  Net proceeds from the financing were used for increasing the capacity of the Quantum Sniffer™ production line, increasing unit inventories and the repayment of certain indebtedness due and owed by the Company to the former shareholders of Accurel in connection with the acquisition of this wholly-owned subsidiary.

On September 30, 2005, the Company issued 500,000 shares of the Series D having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus Master Fund, Ltd. (the “Agreement”). The Series D has a dividend equal to the prime rate plus one percent (1%)  (8.75% as of March 31, 2006) and provides for redemption over a thirty-six month period pursuant to an amortization schedule. The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, related transaction and issuance costs of approximately $144,000, and the repayment of $3,032,000 of principal and interest related to the July 6, 2005 term note.

The following table reflects the required redemption of the Series D before the effect of the accrued dividends:

Monthly redemption
Year ending June 30:	Preferred Stock Redemption Schedule
Q4 2006	$456,000
2007	1,824,000
2008	1,824,000
2009	896,000
Total	$5,000,000

The Agreement requires monthly redemption of approximately $152,000 plus accrued dividends commenced on January 1, 2006.  Subject to certain conditions, it is at the Company’s option to pay this amount in cash or in common stock at a fixed conversion price of $6.80 per common share.  The following conditions must be met in order to pay in common stock:  (1) the shares must be issued pursuant to an effective registration statement, (2) the average closing market price of the common stock for the five trading days immediately preceding a payment date must exceed the fixed conversion price by 110% and no one day’s closing price may be less than the fixed conversion price, and (3) the conversion dollar value may not exceed the aggregate of the prior 22 trading days’ dollar volume.  The dividend rate is subject to a 2% decrease for every 25% the average trading price for the five trading days prior to a redemption date exceeds the fixed conversion price, to a minimum of 0%.  In addition, upon notifying the holder, the Company has the option of redeeming any outstanding shares of Series D with cash by paying 130% of the stated value plus accrued interest.

As a condition of closing, the Company and each of its Subsidiaries granted a security interest in their respective assets as well as providing Laurus a right of first refusal on future financing arrangements during the term of the agreement.  In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonably requested by the Company in order to subordinate its rights under the Series D to the subsequent financier.   The registration rights associated with this agreement state that the Company will use its best efforts to have the registration statement effective within 120 days from closing.  In addition, the Company is required to maintain an effective registration statement, and ensure that shares are not suspended from trading.  Upon notice from Laurus, should the Company be declared in default of these items and have not cured the default within the prescribed period, the Company may be accessed liquidated damages equal to 1/30th of 0.1% of the outstanding preferred balance, payable in cash, for each day the event has occurred and remains outstanding.  However, liquidated damages do not apply should the Securities and Exchange Commission (“SEC”) have an issue with respect to the Holder or with respect to the structure of the transaction.

In conjunction with the Series D, the Company also issued to Laurus a warrant to purchase up to 50,000 shares of the Company’s common stock at a price equal to $10.20 per share.  The Company utilized the proceeds of the Series D to repay the $3 million term note with Laurus dated July 6, 2005, plus accrued interest, and for working capital.

In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company concluded that the Series D contained a conversion feature which should be valued at fair value and be recorded as a liability on the balance sheet.  This conversion feature is not a “conventional preferred” because the agreement includes certain conditions under which the conversion price may be reset.  This condition would suggest that the number of shares to be issued upon conversion is not fixed, a requirement of a conventional preferred classification.  This conversion feature was also concluded to be a liability as it may be required to be repaid in cash, cannot be paid in unregistered shares and has certain penalties.  These conditions define the conversion feature as an embedded derivative which must be separated from the host and reported at fair value pursuant to SFAS 133.

The Series D also contains certain features affecting the dividend rate.  In the first feature, the dividend rate is subject to adjustment based on the market price of the Company’s common stock.  The Company has evaluated this item to consider whether it would be considered an embedded derivative as defined in SFAS No. 133.  While having a dividend rate that can fluctuate with the stock price is a feature that has characteristics of an embedded derivative, this feature would be classified as a derivative asset.  An independent appraiser was hired to value this asset derivative and the value was determined to be immaterial.  The second feature, related to potential default provisions, could potentially increase the dividend and redemption price, similar to a default or penalty clause in a debt-like instrument. In evaluating whether this penalty feature would be considered an embedded derivative, the Company considered the provisions of SFAS No. 133 paragraph 12 and 13, and determined that this feature would not be considered a derivative as it does not have a “net settlement” provision.

The conversion feature aggregated to $1,397,000 on September 30, 2005 based on the Black Scholes pricing model and the following assumptions:  volatility 80%, expected life 1.5 years, and a risk free interest rate of 3.96%.  The conversion feature will be marked to market at each reporting period with changes flowing through the statement of operations.  As of March 31, 2006, the value of this conversion feature aggregated to $486,000.

The Company valued the Series D at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the conversion feature and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the preferred stock, the amount allocated to warrants of $632,000, the value attributed to conversion feature of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note).  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $5,000,000 at September 1, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  During the three month period ended March 31, 2006, approximately $571,000 was amortized.  As of March 31, 2006, Laurus waived the Company’s obligation to pay the monthly redemptions for the period January 2006 through March 2006 until September 30, 2009.  The Company is currently working with Laurus to identify alternatives to cash payments to satisfy future redemptions should the restrictions identified in the Series D prohibit conversion of preferred stock into common stock.  The outstanding principal of the Series D was $5,000,000 at March 31, 2006.

The accounting for the Series D financing is currently under review by the SEC and is subject to change based on the SEC’s final interpretation and review of the Company’s accounting.

Although we continue to fund as much research and development as possible through government grants and contracts in accordance with the provisions of the respective grant awards, we will require additional funding in order to continue the advancement of the commercial development and manufacturing of our explosives detection systems.  We will attempt to obtain such financing by: (i) government grants, (ii) the exercise of the redeemable common stock purchase warrants, (iii) private financing, or (i) strategic partnerships.  However, there can be no assurance that we will be successful in our attempts to raise such additional financing.   Should funding not be available, we may be forced to sell certain company assets in order to fund the continued research and development of our explosives detection product and/or curtail the amount of resources dedicated to it.

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

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of March 31, 2006 are as follows:

	Debt and Capital Leases	Operating Lease	MED-TEC	Total
Year ending June 30:
2006	$100,000	$414,000	$110,000	$624,000
2007	393,000	1,681,000	138,000	2,212,000
2008	386,000	1,713,000	—	2,099,000
2009	140,000	1,454,000	—	1,594,000
2010	14,000	838,000	—	852,000

Total	$1,033,000	$6,100,000	$248,000	$7,381,000

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents.  Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired.  Cash equivalents represent a deposit in a money market account and a certificate of deposit.  The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.  The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs.  At March 31, 2006, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

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

•   We will prepare a standardized memorandum for each transaction that is unique or outside our normal core operations that is material to our financial statements. This memo will be reviewed and approved by the Vice President of Finance and the Chief Financial Officer.

We will enhance formal communication with, and approval by, our Chief Financial Officer and Audit Committee of our application of GAAP and accounting policy decisions for transactions that are outside our core operations and the advice received from outside experts. In addition, we have hired a senior staff accountant to assist with the financial close process.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 24, 2006, the Company brought suit in the United States District Court in the District of Massachusetts against Rapiscan Systems, Inc. (“Rapiscan”) and its parent, OSI Systems, Inc. (“OSI”).  The Company is requesting rescission of an agreement between the Company and Rapiscan, entered into on March 23, 2005 (the “Agreement”), for lack of performance and other grounds.  In the alternative, the Company is seeking termination of the Agreement due to material breaches of contract and implied covenant of good faith and fair dealing and for damages due to Rapiscan’s breach of contract and the implied covenant of good faith and fair dealing.

On March 27, 2006, the Company received notice that Rapiscan filed a complaint against the Company and its contract manufacturer, Columbia Tech, in the United States District Court for the Central District of California, regarding the Agreement.  Rapiscan’s complaint against the Company is based upon claims of breach of contract and  breach of warranty and is requesting a decree for specific performance, declaratory relief and injunctive relief.  Rapiscan’s complaint against Columbia Tech is based upon injunctive relief, declaratory relief and tortuous interference with contractual relations.  On April 12, 2006, Rapiscan dismissed all claims against Columbia Tech.

A copy of the Agreement is included as Exhibit 10.1 to the Form 8-K/A filed by the Company with the Securities and Exchange Commission on April 7, 2005.

Item 1 A Risk Factors

The following factors should be considered carefully in evaluating the Company and its business:

This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations.  In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s existing and future products; the Company may be unable to retain existing key management personnel; the Company has pending litigation; the Company has net losses; the Company may not be able to raise additional capital; and there may be other material adverse changes in the Company’s operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company’s financial position and results of operations.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-Q.  The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Item 2.  Unregistered Sales of Equity

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders

None

Item 5.  Other Information

None

Item 6.  List of Exhibits and Reports on Form 8-K

(a)   The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-QS.  Exhibit numbers, where applicable, in the left hand column correspond to those of Item 601 of Regulation S-K.

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

Current Report of Form 8-K dated March 30, 2006, regarding termination of a material definitive agreement.