Form 10-Q/A
period 2005-09-30
IMPLANT SCIENCES CORP
filed 2006-08-01
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

IMPLANT SCIENCES CORPORATION

EXPLANATORY NOTE

This Amendment No. 1 (the “Amended Report”) is being filed to correct an error in the accounting and reporting of the fair value of certain embedded derivates associated with the Series D Cumulative Redeemable Preferred Stock (the “Series D”) as reflected in the Company’s financial statements reported on Form 10-Q for the period ended September 30, 2005 (the “Original Report”). The disclosure erroneously neglected to bifurcate the embedded derivative instruments from the host contract and report the embedded derivative instruments at fair value in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.”   The Company is filing this Amended Report in order to restate its financial statements to record the fair value of the embedded derivative instruments as a liability.   For this reason, the Company is filing this Report in order to amend Part 1. Item 1.  “Financial Statements,” Part 1. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part 1. Item 3. “Controls and Procedures” solely to the extent necessary to reflect the adjustment described herein.  The remaining Items of the Original Report are not amended hereby.

In order to preserve the nature of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, dated November 21, 2005, and the Company has not updated the disclosures in this report to speak of as a later date.  All information contained in this Amended Report is subject to updating and supplementing as provided in the Company’s reports with the SEC subsequent to the date of the Original Report.

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,432,000	$1,549,000
Accounts receivable, less allowance of $147,000 and $147,000, respectively	2,462,000	3,003,000
Accounts receivable, unbilled	542,000	298,000
Inventories (Note 3)	1,768,000	1,204,000
Investments — available for sale securities	257,000	204,000
Prepaid expenses and other current assets	304,000	224,000
Total current assets	8,765,000	6,482,000

Property and equipment, net (Note 4)	10,093,000	10,434,000
Amortizable intangible assets, net (Note 11)	1,850,000	2,057,000
Investment in unconsolidated subsidiary (Note 5)	449,000	531,000
Other non-current assets	505,000	511,000
Goodwill (Note 11)	12,235,000	12,213,000
Total assets	$33,897,000	$32,228,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$403,000	$2,052,000
Payable to Med-Tec	318,000	348,000
Accrued expenses	2,242,000	2,445,000
Accounts payable	1,690,000	1,526,000
Current portion of long term lease liability	102,000	102,000
Deferred revenue	1,379,000	773,000
Total current liabilities	6,134,000	7,246,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	835,000	897,000
Long-term lease liability	680,000	701,000
Value of derivative instruments	1,397,000	—
Total liabilities	9,046,000	8,844,000

Commitments and Contingencies (Note 10)
Series D Convertible Redeemable Preferred Stock
Series D Cumulative Redeemable Preferred Stock; $10 stated value; 500,000 shares designated; 500,000 shares issued and outstanding as of September 30, 2005	2,660,000	—

Stockholders’ equity:
Common stock, $0.10 par value; 20,000,000 shares authorized; 11,379,275 and 10,734,393 shares issued and outstanding, respectively	1,140,000	1,075,000
Additional paid-in capital	51,807,000	50,995,000
Accumulated deficit	(30,482,000)	(28,115,000)
Deferred compensation	(63,000)	(349,000)
Accumulated other comprehensive income (loss)	6,000	(5,000)
Treasury stock, 22,449 and 22,449 common shares, respectively, at cost	(217,000)	(217,000)
Total stockholders’ equity	22,191,000	23,384,000

Total liabilities and stockholders’ equity	$33,897,000	$32,228,000

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

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2005	2004
	(Restated)
Cash flows from operating activities:
Net loss	$(2,367,000)	$(1,191,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579,000	334,000
Amortization of intangible assets	220,000	—
Stock-based compensation expense	411,000	63,000
Equity loss in unconsolidated subsidiaries	41,000	11,000
Loss on equipment write down	—	6,000
Changes in operating assets and liabilities:
Accounts receivable	296,000	(889,000)
Inventories	(564,000)	(8,000)
Prepaid expenses and other current assets	(80,000)	30,000
Deferred revenue	606,000	—
Accounts payable	136,000	378,000
Accrued expenses	(224,000)	18,000
Net cash used in operating activities	(946,000)	(1,248,000)

Cash flows from (for) investing activities:
Purchase of property and equipment	(170,000)	(142,000)
Investment in Core Systems	(9,000)	—
Investment in Accurel Systems International	(2,000)	—
Increase in other non-current assets	(19,000)	(83,000)
Net cash used in investing activities	(200,000)	(225,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the exercise of options and the Employee Stock Purchase Plan	29,000	774,000
Proceeds from exercise of warrants and non-employee options	69,000	10,000
Proceeds from issuance of 5% Series D Cumulative Redeemable Preferred Stock, net of issuance costs	1,883,000	—
Proceeds from secured term note, net of fees and transaction costs	2,833,000	—
Repayments of long-term debt and capital lease obligations	(1,760,000)	(194,000)
Acqusition of treasury shares	—	(54,000)
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	(25,000)	(25,000)
Net cash provided by financing activities	3,029,000	511,000

Net (decrease) increase in cash and cash equivalents	1,883,000	(962,000)
Cash and cash equivalents, beginning	1,549,000	6,906,000
Cash and cash equivalents, ending	$3,432,000	$5,944,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended
	September 30,
	2005	2004
	(Restated)
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$109,000	$18,000

Noncash Investing and Financing Activity:
Conversion of Series C Cumulative Convertible Preferred Stock and accrued dividends into common stock	$—	$577,000
Accretion of 5% Series C Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$—	$284,000
Repayment of term note a with Series D Convertible Redeemable Preferred Stock	$3,000,000	$—
Capital equipment acquired under capital lease	$42,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Restated)

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

3.                                      Inventories

Inventories consist of the following:

	September 30,	June 30,
	2005	2005
Raw materials	$837,000	$548,000
Work-in-progress	536,000	416,000
Finished goods	395,000	240,000
	$1,768,000	$1,204,000

4.                                      Property and Equipment

Property and equipment consists of the following:

	September 30,	June 30,
	2005	2005
Total property and equipment	15,837,000	15,624,000
Less: Accumulated depreciation and amortization	(5,744,000)	(5,190,000)
Property, plant and equipment, net	$10,093,000	$10,434,000

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

Under the provisions of SFAS 123R the Company recorded $385,000 of stock based compensation on its condensed consolidated statement of operations for the three month period ended September 30, 2005, included in the following expense categories:

Cost of revenues	$82,000
Research and development	68,000
Selling, general and administrative	$235,000

Total SFAS 123R compensation expense	$385,000

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

A summary of option activity under the plans as of and for the period September 30, 2005 are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at June 30, 2005	1,908,331	$5.66

Granted	88,000	6.72
Exercised	(2,500)	2.10
Canceled	(184,440)	6.30
Outstanding at September 30, 2005	1,809,391	$6.30

A summary of the unvested option activity under the plans as of and during the three month period ended September 30, 2005 is as follows:

Unvested Options	Shares	Weighted-Average Fair Value
Unvested at June 30, 2005	891,969	$4.79

Granted	88,000	4.79
Vested	(141,503)	5.47
Forfeited	(64,099)	5.71
Unvested at September 30, 2005	774,367	$4.59

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

8.                                      Secured Term Note and Series D Cumulative Redeemable Preferred Stock Financing

On July 6, 2005, the Company executed a $3.0 million secured term note payable to Laurus Master Fund, Ltd. (“Laurus”).   The Company received $3,000,000 in gross proceeds, less a management fee of $135,000 and related transaction costs of approximately $32,000.  The term note was collateralized by substantially all of the Company’s assets, had a 4-month term and bore interest at a rate equal to the prime rate plus once percent (1%).  In connection with the financing, on September 30, 2005, the Company issued Laurus a warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share.  The warrants were valued using the Black Scholes model and the following assumptions:  volatility of 67%, expected life of 5 years and a risk free interest rate of 3.77%.  Net proceeds from the financing were used for increasing the capacity of the Quantum Sniffer™ production line, increasing unit inventories and the repayment of certain indebtedness due and owed by the Company to the former shareholders of Accurel in connection with the acquisition of this wholly-owned subsidiary.

On September 30, 2005, the Company issued 500,000 shares of Series D Convertible Redeemable Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus.  The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000.  The Series D has a dividend equal to the prime rate plus one percent (1%)  (6.75% as of September 30, 2005) and provides for redemption over a thirty-six month period pursuant to an amortization schedule.

The following table reflects the required redemption of the Series D before the effect of the accrued dividends:

Monthly redemption

Preferred Stock Redemption Schedule
Year ending June 30:
2006	$912,000
2007	1,824,000
2008	1,824,000
2009	440,000
Total	$5,000,000

The monthly redemption of approximately $152,000 plus accrued dividends commences on January 1, 2006.  Subject to certain conditions, it is at the Company’s option to pay this amount in cash or in common stock at a fixed conversion price of $6.80 per common share. This fixed conversion price is subject to reset should the Company declare a stock dividend or split, combine the outstanding Common Stock into a smaller number of shares, or issue, by reclassification of its Common Stock, any shares or other securities of the Corporation.  The fixed conversion price shall be adjusted proportionately so that the holder of the Series D shall be entitled to receive the kind and number of shares or other securities of the Corporation which such Holder would have owned or have been entitled to receive after the happening of any of the events described above, had such shares of Series D Preferred Stock been converted immediately prior to the happening of such event.

The following conditions must be met in order for the Company to be permitted to pay in common stock:  (1) the shares must be issued pursuant to an effective registration statement, (2) the average closing market price of the common stock for the five trading days immediately preceding a payment date must exceed the fixed conversion price by 110% and no one day’s closing price may be less than the fixed conversion price, and (3) the conversion dollar value may not exceed the aggregate of the prior 22 trading days’ dollar volume.  The dividend rate is subject to a 2% decrease for every 25% the average trading price for the five trading days prior to a repayment date exceeds the fixed conversion price, to a minimum of 0%.  In addition, upon notifying the holder, the Company has the option of redeeming any outstanding shares of Series D with cash by paying 130% of the stated value plus accrued interest.

As a condition of closing, the Company and each of its Subsidiaries granted a security interest in their respective assets as well as providing Laurus a right of first refusal on future financing arrangements during the term of the Agreement.  In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonably requested by the Company in order to subordinate its rights under the Series D to the subsequent financier.   The registration rights associated with the Agreement state that the Company will use its best efforts to have the registration statement effective within 120 days from closing.  In addition, the Company is required to maintain an effective registration statement, and ensure that shares are not suspended from trading.  Upon notice from Laurus, should the Company be declared in default of these items and have not cured the default within the prescribed period, the Company may be assessed liquidated damages equal to 1/30th of 0.1% of the outstanding preferred balance, payable in cash, for each day the event has occurred and remains outstanding.  However, pursuant to the Agreement, “liquidated damages do not apply should the Securities and Exchange Commission (“SEC”) have an issue with respect to the Holder or with respect to the structure of the transaction.”

In conjunction with the Series D, the Company also issued to Laurus a warrant to purchase up to 50,000 shares of the Company’s common stock at a price equal to $10.20 per share.  The warrants were valued using the Black Scholes model and the following assumptions:  volatility of 80%, an expected life 5 years, and a risk free interest rate of 4.12%.  The Company utilized the proceeds of the Series D to repay the $3 million term note with Laurus dated July 6, 2005, plus accrued interest, and for working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company concluded that the Series D contained a conversion feature which should be valued at fair value and be recorded as a liability on the balance sheet.  This conversion feature is not considered to be a “conventional preferred” instrument because the Agreement includes certain conditions under which the conversion price may be reset.  This condition would suggest that the number of shares to be issued upon conversion is not fixed, which is a requirement of a “conventional preferred” instrument.  This conversion feature was also determined to be a liability since it may be required to be repaid in cash, cannot be paid in unregistered shares and has certain penalties.  These conditions define the conversion feature as an embedded derivative which must be separated from the host and reported at fair value pursuant to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

The Series D also contains certain other embedded derivatives which, pursuant to SFAS No. 133, must be bifurcated from the host contract and reported at its fair market value.  The first feature includes a dividend rate that is subject to adjustment based on the market price of the Company’s common stock.  The second feature, related to potential default provisions, could potentially increase the dividend and redemption price, similar to a default or penalty clause in a debt-like instrument.  Although the Company has valued all embedded derivatives of the host contract as one derivative instrument, the Company  believes the value of the adjustable dividend rate and the potential default provisions features are immaterial.  Management considered a number of factors, including independent appraisals when making this determination.  The Company will continue to measure all derivatives at each reporting period as future changes in value may become material.

The conversion feature aggregated to $1,397,000 on September 30, 2005 based on the Black- Scholes valuation model and the following assumptions:  volatility 80%, expected life 1.5 years, and a risk free interest rate of 3.96%.  The conversion feature will be marked to market at each reporting period with changes flowing through the statement of operations.

The Company valued the Series D at issuance at its residual value of $2,660,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the embedded derivative instruments and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D preferred stock, the amount allocated to warrants of $672,000, the value attributed to the embedded derivatives of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note).  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $5,000,000 at September 1, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  As of September 30, 2005, no preferred shares have been converted. Net cash proceeds were $1,883,000 (which included repayments of $3,000,000 of principal related to the July 6, 2005 term note and $117,000 of issuance costs).

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

The revenues and expenses related to these segments for the three months ended September 30, 2005 and 2004 are:

	Three Months Ended September 30, 2005
	Medical	Semiconductor	Explosives	Total

Revenue	$1,149,000	$3,122,000	$401,000	$4,672,000
COGS	(959,000)	(2,697,000)	(1,022,000)	(4,678,000
Gross Margin	$190,000	$425,000	$(621,000)	$(6,000)

	Three Months Ended September 30, 2004
	Medical	Semiconductor	Explosives	Total

Revenue	$960,000	$334,000	$980,000	$2,274,000
COGS	(797,000)	(371,000)	(638,000)	(1,806,000
Gross Margin	$163,000	$(37,000)	$342,000	$468,000

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

14.                               Restatement

The previously issued consolidated financial statements as of September 30, 2005 and for the three months then ended have been restated to correct an error in the accounting for the issuance of the Series D Redeemable Convertible Preferred Stock (“Series D”).  The Series D contains a conversion feature, an adjustable dividend rate based on the Company’s stock performance, and potential default provisions which would increase the dividend rate and redemption price, which the Company has determined are embedded derivative instruments requiring bifurcation from the host contract under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The fair value of these embedded derivatives was determined to be $1,397,000 and is being reported as a liability related to the value of derivative instruments in the accompanying consolidated balance sheet. The Company’s consolidated balance sheet and consolidated statement of cash flows have been restated as of and for the three months ended September 30, 2005 as follows:

	September 30, 2005
	As reported	Adjustments	As restated
Long-term liabilities
Value of derivative instruments	—	1,397,000	1,397,000

Convertible preferred stock
Series D Cumulative Redeemable Preferred Stock	3,207,000	(547,000)	2,660,000

Stockholder’s equity
Additional paid-in cpaital	52,657,000	(850,000)	51,807,000

	Three Months Ended September 30, 2005
	As reported	Adjustments	As restated
Cash flows from operating activities:
Amortization of intangible assets	207,000	13,000	220,000

Cash flows from financing activities:
Proceeds from issuance of Series D Cumulative Redeemable Preferred Stock, net of issuance costs	—	1,883,000	1,883,000

Proceeds from secured term note, net of fees and transaction costs	4,729,000	(1,896,000)	2,833,000

Noncash Investing and Financing Activity:
Repayment of term note with Series D Cumulative Redeemable Preferred Stock	—	3,000,000	3,000,000

All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statemens and notes hereto. There was no cumulative effect on the accumulated deficit.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

The following management discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Form 10-KSB for the year ended June 30, 2005.  In addition to historical information, this Form 10-Q/A contains forward-looking statements.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports and Annual Reports filed by us in fiscal 2005 and 2004.

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

Three Month Period Ended September 30, 2005 vs. September 30, 2004

Revenues.  Total revenues for the period ended September 30, 2005 were $4,672,000 as compared to $2,274,000 for the comparable prior year period, an increase of $2,398,000 or 105%.   Our revenues by business segment are as follows:

Three Months Ended September 30, 2005
Medical	Semiconductor	Explosives	Total Revenues
$ 1,149,000	$3,122,000	$401,000	$4,672,000

Three Months Ended September 30, 2004
Medical	Semiconductor	Explosives	Total Revenues
$ 960,000	$334,000	$980,000	$2,274,000

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

Medical revenues were $1,149,000 as compared to $960,000 for the comparable prior year period, an increase of $189,000 or 20%.  The increase in medical revenues was due primarily from a turn around in the radioactive seeds volumes, providing $93,000 of the increase, and revenues from a new non-orthopedic related coatings customer.  After a lengthy period of decline, management believes seed volumes have now stabilized, and has taken steps to achieve increasing seed volumes in the coming year, including the benefits of selling our recently acquired treatment planning software to our customers. The treatment planning software is a proprietary treatment planning technology marketed as “I-Plant TPS”TM. In its latest version, a new module aids the physician in making 2 and 3 dimensional maps of stage, grade and location of cancer within the prostate gland. This “Pathology Mapping Module” TM is in addition to the standard treatment planning function used for prostate Brachytherapy and will provide for image guided, focal treatment of the disease.

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

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2005 was $4,678,000 as compared to $1,806,000 for the comparable prior year period, an increase of $2,872,000 or 159%.  The cost of revenues by business segment is as follows:

Three Months Ended September 30, 2005
Medical	Semiconductor	Explosives	Total Cost of Revenues
$ 959,000	$2,697,000	$1,022,000	$4,678,000

Three Months Ended September 30, 2004
Medical	Semiconductor	Explosives	Total Cost of Revenues
$ 797,000	$371,000	$638,000	$1,806,000

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

As of September 30, 2005, the Company had approximately $3,432,000 in the form of cash and cash equivalents and net working capital of $2,631,000.  During the three month period ended September 30, 2005, operating activities used cash of approximately $946,000.  Net cash used by operating activities primarily reflects the $2,367,000 net loss offset by $1,251,000 in depreciation, amortization and other non-cash expenses.  In addition the Company invested $564,000 in inventory as it continues its production of the explosives detection product, which is expected to ship in the Company’s second quarter.  The Company realized cash of $296,000 from its accounts receivables due to timely payments from revenues booked at the end of the fiscal 2005 fourth quarter. Accounts payables and accruals were paid down by $88,000. Deferred revenues increased $606,000, primarily from cash deposits received by the Company for products scheduled to ship in the Company’s second quarter.  During the three months ended September 30, 2005, investing activities used cash of approximately $200,000, which was primarily attributable to $170,000 used for additions to plant and equipment.  The additions were primarily used to increase production capacity at Core and for explosives detection products production in Wakefield.  During the three month period ended September 30, 2005, financing activities provided approximately $3,029,000 in cash.

On July 6, 2005, the Company executed a $3.0 million secured term note payable to Laurus Master Fund, Ltd. (“Laurus”).  The Company received $3,000,000 in gross proceeds, less a management fee of $135,000 and related transaction costs of approximately $32,000.  The term note was collateralized by substantially all of the Company’s assets, had a 4-month term and bore interest at a rate equal to the prime rate plus once percent (1%).  In connection with the financing, on September 30, 2005, the Company issued Laurus a warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share.  The warrants were valued using the Black Scholes model and the following assumptions: volatility of 67%, expected life of 5 years and a risk free interest rate of 3.77%.  Net proceeds from the financing were used for increasing the capacity of the Quantum Sniffer™ production line, increasing unit inventories and the repayment of certain indebtedness due and owed by the Company to the former shareholders of Accurel in connection with the acquisition of this wholly-owned subsidiary.

On September 30, 2005, the Company issued 500,000 shares of Series D Convertible Redeemable Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus.  The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000.  The Series D has a dividend equal to the prime rate plus one percent (1%)  (6.75% as of September 30, 2005) and provides for redemption over a thirty-six month period pursuant to an amortization schedule.

The following table reflects the required redemption of the Series D before the effect of the accrued dividends:

Monthly redemption

Preferred Stock Redemption Schedule
Year ending June 30:
2006	$912,000
2007	1,824,000
2008	1,824,000
2009	440,000
Total	$5,000,000

The monthly redemption of approximately $152,000 plus accrued dividends commences on January 1, 2006.  Subject to certain conditions, it is at the Company’s option to pay this amount in cash or in common stock at a fixed conversion price of $6.80 per common share.  This fixed conversion price is subject to reset should the Company declare a stock dividend or split, combine the outstanding Common Stock into a smaller number of shares, or issue, by reclassification of its Common Stock, any shares or other securities of the Corporation.  The fixed conversion price shall be adjusted proportionately so that the holder of the Series D shall be entitled to receive the kind and number of shares or other securities of the Corporation which such Holder would have owned or have been entitled to receive after the happening of any of the events described above, had such shares of Series D Preferred Stock been converted immediately prior to the happening of such event.

The following conditions must be met in order for the Company to be permitted to pay in common stock:  (1) the shares must be issued pursuant to an effective registration statement, (2) the average closing market price of the common stock for the five trading days immediately preceding a payment date must exceed the fixed conversion price by 110% and no one day’s closing price may be less than the fixed conversion price, and (3) the conversion dollar value may not exceed the aggregate of the prior 22 trading days’ dollar volume.  The dividend rate is subject to a 2% decrease for every 25% the average trading price for the five trading days prior to a repayment date exceeds the fixed conversion price, to a minimum of 0%.  In addition, upon notifying the holder, the Company has the option of redeeming any outstanding shares of Series D with cash by paying 130% of the stated value plus accrued interest.

As a condition of closing, the Company and each of its Subsidiaries granted a security interest in their respective assets as well as providing Laurus a right of first refusal on future financing arrangements during the term of the Agreement.  In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonably requested by the Company in order to subordinate its rights under the Series D to the subsequent financier.   The registration rights associated with the Agreement state that the Company will use its best efforts to have the registration statement effective within 120 days from closing.  In addition, the Company is required to maintain an effective registration statement, and ensure that shares are not suspended from trading.  Upon notice from Laurus, should the Company be declared in default of these items and have not cured the default within the prescribed period, the Company may be assessed liquidated damages equal to 1/30th of 0.1% of the outstanding preferred balance, payable in cash, for each day the event has occurred and remains outstanding.  However, pursuant to the Agreement, “liquidated damages do not apply should the Securities and Exchange Commission (“SEC”) have an issue with respect to the Holder or with respect to the structure of the transaction.”

In conjunction with the Series D, the Company also issued to Laurus a warrant to purchase up to 50,000 shares of the Company’s common stock at a price equal to $10.20 per share.  The warrants were valued using the Black Scholes model and the following assumptions:  volatility of 80%, an expected life 5 years, and a risk free interest rate of 4.12%.  The Company utilized the proceeds of the Series D to repay the $3 million term note with Laurus dated July 6, 2005, plus accrued interest, and for working capital purposes.

In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company concluded that the Series D contained a conversion feature which should be valued at fair value and be recorded as a liability on the balance sheet.  This conversion feature is not considered to be a “conventional preferred” instrument because the Agreement includes certain conditions under which the conversion price may be reset.  This condition would suggest that the number of shares to be issued upon conversion is not fixed, which is a requirement of a “conventional preferred” instrument.  This conversion feature was also determined to be a liability since it may be required to be repaid in cash, cannot be paid in unregistered shares and has certain penalties.  These conditions define the conversion feature as an embedded derivative which must be separated from the host and reported at fair value pursuant to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

The Series D also contains certain other embedded derivatives which, pursuant to SFAS No. 133, must be bifurcated from the host contract and reported at its fair market value.  The first feature includes a dividend rate that is subject to adjustment based on the market price of the Company’s common stock.  The second feature, related to potential default provisions, could potentially increase the dividend and redemption price, similar to a default or penalty clause in a debt-like instrument.  Although the Company has valued all embedded derivatives of the host contract as one derivative instrument, the Company  believes the value of the adjustable dividend rate and the potential default provisions features are immaterial.  Management considered a number of factors, including independent appraisals when making this determination.  The Company will continue to measure all derivatives at each reporting period as future changes in value may become material.

The conversion feature aggregated to $1,397,000 on September 30, 2005 based on the Black- Scholes valuation model and the following assumptions:  volatility 80%, expected life 1.5 years, and a risk free interest rate of 3.96%.  The conversion feature will be marked to market at each reporting period with changes flowing through the statement of operations.

The Company valued the Series D at issuance at its residual value of $2,660,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the embedded derivative instruments and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D preferred stock, the amount allocated to warrants of $672,000, the value attributed to the embedded derivatives of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note).  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value of $5,000,000 at September 1, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  As of September 30, 2005, no preferred shares have been converted. Net cash proceeds were $1,883,000 (which included repayments of $3,000,000 of principal related to the July 6, 2005 term note and $117,000 of issuance costs).

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

Restatement and Related Control Deficiency

This amended 10-Q/A is being filed to correct the accounting and reporting of the fair value of the embedded derivatives associated with the Series D Cumulative Redeemable Preferred Stock (the “Series D”) in the three months ended September 30, 2005. Note 14 in the “Notes to Condensed Consolidated Financial Statements” identifies the impact of the error and related changes to the previously reported financial information. As a result of this restatement, management has concluded that the Company’s disclosure controls are not effective to provide a reasonable assurance that our financial statements are fairly presented. As a result, the Company may be required to expend additional funds to institute the controls and procedures necessary to remedy this material control weakness.

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

Accounting for Derivatives   In June 1998, FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

On September 30, 2005, the Company issued 500,000 shares of Series D Convertible Redeemable Preferred Stock (“Series D”) and 50,000 warrants.  The Company evaluated the transaction as a derivative transaction in accordance with SFAS No. 133 and determined that embedded derivatives exist.   In accordance with the provisions

of Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company concluded that the Series D contained a conversion feature which should be valued at fair value and be recorded as a liability on the balance sheet.  This conversion feature is not a “conventional preferred” instrument because the agreement includes certain conditions under which the conversion price may be reset.  This condition would suggest that the number of shares to be issued upon conversion is not fixed, a requirement of a conventional preferred classification.  In addition, this conversion feature was also concluded to be a liability as it may be required to be repaid in cash, cannot be paid in unregistered shares and has certain penalties.

The Series D also contains certain other embedded derivatives which, pursuant to SFAS No. 133, must be bifurcated from the host and reported at its fair market value.  The first feature includes a dividend rate that is subject to adjustment based on the market price of the Company’s common stock.  The second feature, related to potential default provisions, could potentially increase the dividend and redemption price, similar to a default or penalty clause in a debt-like instrument.  Although the Company has valued all embedded derivatives of the host as one derivative instrument, it believes the value of these particular features is immaterial. The Company will continue to measure all derivatives at each reporting period as future changes in value may become material.

The Company has penalty provisions in the registration agreements of our Series D Preferred that require us to make certain payments in the event of our failure to maintain an effective registration statement for the common stock securities underlying the Series D.

The EITF Issue Summary No. 05-04, which has not yet reached consensus at the FASB, considers alternative treatments including whether or not the registration right itself is a separate derivative liability, or if it is a derivative considered as a combined unit with the conversion feature of a convertible instrument. If the unit is considered separate, the EITF discusses possible alternative treatments including the possibility that the combined unit is a derivative liability only if the maximum liquidated damages exceed the difference between the fair value of registered and unregistered shares. In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.

The Company considers the liquidated damages provision in our various security instruments to be combined with our registration rights and conversion derivatives, and the Company does not account for the provision as a separate liability. The company currently records any registration delay payments as expenses during the period in which they are incurred. If the FASB were to adopt an alternative view, the Company could be required to account for the registration delay payments as a separate derivative. Accordingly, the Company would be required to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation. In accordance with APB 20/FAS 154 the company may be required to apply derivative liability accounting retroactively to all periods presented and the impact of such a change in view may be material to the financial statements.

The Company accounts for the embedded derivatives as described in SFAS 133, EITF 98-5, 00-19, and 00-27, and 05-4 as follows:

The Company valued the Series D at issuance at its residual value based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the embedded derivative instruments and the offering costs.  Subsequent changes in the fair value of the embedded derivatives will be recorded as an adjustment to the liability and as other income (expense).

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

Item 4.    Controls and Procedures (Restated)

As outlined in paragraph 140 of PCAOB Auditing Standard No. 2, because the Company is restating previously issued financial statements to reflect the correction of a misstatement, the CEO and CFO must conclude that our disclosure controls are not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

PART II:  OTHER INFORMATION

Item 1.                          Legal Proceedings

None

Item 2.                          Unregistered Sales of Equity Securities

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

Implant Sciences Corporation

Date: July 31, 2006	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: July 31, 2006	/s/ Diane J. Ryan
Diane J. Ryan
Chief Financial Officer