Form 10-K
period 2006-06-30
IMPLANT SCIENCES CORP
filed 2006-10-12
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ending June 30, 2006.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

107 Audubon Road, #5 Wakefield, MA	01880
(Address of Principal Executive Offices)	(Zip Code)
781-246-0700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class   Name of Each Exchange on Which Registered
                                            Common Stock, $.10 par value   American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ___ NO  X

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ___ NO  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
No Disclosure X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer  X

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act)
YES ___ NO  X

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30,541,000 as of October 11, 2006 (based on the closing price for such stock as of October 11, 2006).

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class	Outstanding at October 11, 2006
Common Stock, $.10 par value	11,800,811

PART 1

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “forecast,” and similar expressions, among others, identify forward looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business,” “Risk Factors,” and “Managements Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in the Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

ITEM 1. OUR BUSINESS

Over the past twenty two years, Implant Sciences Corporation (the "Company"), incorporated in August 1984, has both developed and acquired technologies using ion implantation and thin film coatings for medical device applications and semiconductor wafer processing. The Company uses its proprietary processes and equipment when manufacturing its medical devices for radiation therapy and when modifying orthopedic joint implant surfaces to reduce polyethylene wear generation. This technology has further evolved to include new applications in the area of trace explosives detection products.

Since May 1999, we have been performing research to develop and improve a trace explosives detector, which could be used to detect hidden bombs in airports and other public places. This is the latest application of our ion source technology. At present, we have developed both portable and bench-top systems for use in airports and Department of Defense facilities and have marketed and sold these products both domestically and internationally, primarily in Asia. In fiscal 2006, as part of a plan to reduce manufacturing costs, we transitioned the production of our portable system to a contract manufacturer. As we continue to sell and deliver our security products, we work both independently and in conjunction with various government agencies, to develop the next generation of trace explosives detectors and to identify new applications for our proprietary technology. We currently have five issued United States patents and four United States patents pending covering our explosives detection technologies and processes.

Other applications of our ion beam technology have been in the area of temporary brachytherapy products. In May 1999, we received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer and in 2001 recognized our first sale. This marked a major milestone for the Company by commercializing a product derived from a research and development program as well as representing a critical stage in our growth from a provider of ion implantation services for semiconductor and orthopedic applications to a manufacturer and seller of product in the form of radioactive prostate seeds.

Most recently, our semiconductor business has experienced substantial growth. This growth came through the acquisition of two California semiconductor companies, Core Systems and Accurel Systems in fiscal 2005. Through these acquisitions, we have more than doubled our semiconductor capacity and are now able to offer diagnostic services, semiconductor equipment and refurbishment services to semiconductor manufacturers, research laboratories and universities.

We currently have twelve issued United States patents and five United States patents pending covering our semiconductor and medical technologies and processes.

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

Thin Film Coatings. A thin film coating is grown upon a substrate in a vacuum by the gradual deposition of atoms on the substrate. Our proprietary unbalanced magnetron sputtering process results in coatings that are extremely dense and free of voids, yielding good contrast and sharp edges under x-ray or fluoroscopic examination. These coatings usually consist of gold or platinum for radiopaque applications. Our proprietary manufacturing process allows for efficient utilization of precious metals and for cost effective recovery and recycling of these precious metals. We are also developing processes to coat stents, guidewires and catheters used in interventional cardiology procedures with substances, usually gold or platinum, that allow those stents, guidewires and catheters to be visible under x-ray observation during a procedure. We believe other techniques for applying thin film coatings are less desirable for medical device applications because of their inability to apply a dense coating, while continuing to be flexible and adhering to the substrate.

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

Prostate Seeds. We have developed, and been granted six United States patents covering radioactive seeds, implants and methods of manufacturing radioactive seed implants by a proprietary process and other brachytherapy applications. We have received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer. Our 510(k) clearance permits treatment of any localized tumors treatable by temporary or permanent brachytherapy. A twelve-year study conducted by the Northwest Hospital, Seattle, Washington shows that this treatment has a twelve-year disease-free survival rate equal to surgical removal of the prostate and may be superior to other early stage treatments, with a substantial reduction in the negative side effects of impotence and incontinence, frequently associated with surgery and external beam radiation treatment. The National Cancer Institute and American Cancer Society have reported that sexual impotency after implantation of radioactive seeds has been 10 - 30%, which compares with rates of 65 - 90% for radical prostatectomy and 40 - 60% for external beam radiation therapy. Our production method, involving a proprietary dry fabrication process, does not use radioactive wet chemistry. On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission requirement administered by the Commonwealth of Massachusetts as a Nuclear Regulatory Commission Agreement State. These seeds have been on sale in the U.S. for six years.

Manufacturing. Management believes that the Company's manufacturing process results in lower capital equipment and manufacturing assembly costs and is less hazardous than the manufacturing processes used by our competitors. Other radioactive prostate seed manufacturers use radioactive wet chemistry during seed assembly for Iodine-125 products. Our dry process, for which we have two patents issued, uses a dry fabrication process, and we believe it requires fewer personnel and yields faster throughput. Following seed core ion implantation, we send the cores to a nuclear reactor for activation. Using this dry fabrication process, seed cores can be fabricated and inventoried in large quantities and activated only when ordered. Due to the short half-life of Iodine-125 (approximately 60 days), the competition must assemble and ship seeds on a tight schedule so they can be implanted into the patient at the appropriate radioactive strength. We maintain multiple source vendors for our raw materials supplies in the construction of our radioactive prostate seeds, including Trace Sciences International, Wheaton USA Products, Alfa Aesar, Mick Radio Nuclear, Quartz Plus and Braxton Manufacturing.

Sales. Since August 2003, the Company has used its own direct sales force and several independent sales representatives to sell prostate seeds to many different customers.

Treatment Planning Software

General. In May 2005, Implant Sciences acquired proprietary treatment planning technology from Rosses Medical Systems, Inc. The Company is investing resources to enhance the capabilities of this product to include a new module which aids the physician in making 2 and 3 dimensional maps of the stage, grade and location of cancer within the prostate gland. This “Pathology Mapping ModuleTM” is in addition to the standard treatment planning function used for prostate brachytherapy and will provide for image guided, focal treatment for the disease. The product is being marketed as I-PlantTM TPS.

Sales. This product is presently being sold by our direct sales force.

Breast Cancer Radiation Treatment

General. Early stage breast cancer is commonly treated by lumpectomy followed by a course of 35 sessions of external beam radiation to the whole breast over a seven week term. Over the past several years, Accelerated Partial Breast Irradiation (APBI) has been increasing in popularity with patients because it can be completed in four to five days on an outpatient basis and has shown equal efficacy with good cosmetic outcomes. Approximately 600 to 1,000 patients have already been treated using this new temporary brachytherapy technique. Currently this treatment is performed using a conventional HDR (High Dose Radiation) system using an iridium -192 radioactive source. A significant drawback of the currently used iridium -192 source is that the treatments must be performed in a heavily concrete shielded room to prevent the very penetrating iridium -192 gamma rays irradiating people in hallways and adjacent rooms. A very small percentage of U.S. hospitals currently have such dedicated HDR concrete shielded rooms for brachytherapy. The Company has developed a new lower energy source, ytterbium -169 which can deliver the same therapeutic dose to the lumpectomy cavity and does not require a concrete shielded treatment room. The procedure can be done in an ordinary treatment room with some portable shielding around the patient using a conventional afterloader system. This source assembly has received a 510(k) pre-market clearance from the FDA and does not require clinical trials prior to commercial sales.

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

Sales.  We currently implant cobalt chromium components of total joint replacements made by our customers with nitrogen ions and are developing ceramic ion beam synthesis techniques for total joint replacements.  We receive untreated cobalt chromium total joint replacements from our customers and implant them at our facility.  We then invoice and ship the implanted total joint replacements to our customers.  We maintain one major customer which accounted for 6% and 13% of total revenues in the year ended June 30, 2006 and 2005, respectively.

Markets.  Osteoarthritis is a natural result of the aging process and is the predominant cause of the need for joint replacement.  We believe that longer life expectancy as well as the growth in the number of people over age 50 will cause the demand for total joint replacement to increase.  According to the American Academy of Orthopedic Surgeons, the hip and knee total joint replacement market was estimated to be 650,000 procedures in the United States.  We treat approximately 60,000 units each year using our ion implantation process for the Stryker-Orthopaedics Division of Stryker Corporation.  Our next generation surface treatment using ion beam synthesized ceramic has been shown to decrease wear debris generation by two-thirds, which we believe will reduce osteolysis and thereby reduce the need for revision surgery.

Radiopaque and other Coatings.  We have developed proprietary methods for applying radiopaque coatings onto a variety of medical devices manufactured by our customers in order to increase the visibility of such devices during interventional cardiology and other catheter-based procedures.  These biocompatible coatings are deposited using a proprietary unbalanced magnetron sputtered coating process.  The resulting coating is extremely dense and free of voids yielding good contrast and sharp edges under x-ray or fluoroscopic examination.  We use this process to coat stents and other vascular access devices. Additionally, we have developed a well adhered conductive coating used as electrodes in neural stimulation applications.

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

In June 2000, we developed our first experimental device, which demonstrated sensitivity to the explosive TNT. In June 2001, we developed a second-generation prototype with increased sensitivity and selectivity. This device was able to detect and specify an increasing number of compounds within various explosive materials. The explosives that have been tested to date are TNT, RDX, PETN, EGDN, and DNT. RDX is the primary component of C3 and C4 explosives, such as Detasheet and Semtex, as well as certain types of black powder explosives. We believe these explosives represent the majority of the explosives presently used in terrorist activities. During fiscal 2005, the Company began taking orders for, and shipping, product previously under development.

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

Consistent with our policy to protect our proprietary technologies, we have been awarded five patents and submitted four additional patent applications to the United States Patent and Trademark Office. These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity. The Company has outsourced the manufacturing of our current trace explosives detector products to a contract manufacturer.

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

In October 2004, we acquired Core Systems and doubled our semiconductor ion implantation equipment and capacity. This acquisition enabled us to expand our revenue base by affording us the opportunity to service a new pool of customers not available to us in the past as our existing ion implantation equipment limited our processing capabilities. In addition, through this acquisition, new revenue opportunities were gained the areas of semiconductor equipment refurbishing services and the sale of source conditioning equipment.

We further expanded our semiconductor business through the acquisition of Accurel Systems in March 2005. Through this acquisition, we are able to offer analytical and failure analysis diagnostic services to the manufacturers of semiconductor products. The Company believes that through the consolidation of our processing efforts and complimentary services these acquisitions provide, we will be able to expand our semiconductor implantation services to include high volume production customers while continuing to service our existing R & D and pilot production customers, both domestically and internationally.

Marketing and Sales

Our marketing and sales methods vary according to the characteristics of each of our main business areas. Sales and marketing to the medical device markets are through our own direct sales force and several independent sales representatives. Our semiconductor segment includes implant services and implant diagnostic services. Our Vice President, General Manager of Core Systems, along with an inside sales staff and several independent sales representatives, are responsible for semiconductor ion implantation services, including disk refurbishment and source conditioner sales. The President of Accurel Systems is responsible for sales of our semiconductor analytical services. Our Vice President of Security Products Sales and Marketing is responsible for sales and marketing of our trace explosives technology, assisted by an inside sales staff and international sales reps. Sales of our brachytherapy products are the responsibility of our Director of Brachytherapy Products. The Company uses both inside direct sales personnel and independent sales representatives to sell our products. The solicitation and proposal process for research and development contracts and grants are conducted by our President, our Chief Scientist, and our scientific staff.

Medical Sales and Marketing

To promote sales of our radioactive prostate seeds and treatment planning systems, we exhibit at various medical trade shows, including the American Association of Physicists in Medicine (AAPM) show and the American Society for Therapeutics Radiology and Oncology (ASTRO) show, which are attended by the vast majority of our potential customers. Sales are then concluded by our Director of Brachytherapy Products and several independent sales representatives.

In the business of ion implantation for total joint replacements, we concentrate on identifying and serving leading manufacturers. Where possible, we attempt to become the sole provider of devices or surface engineering services to each such manufacturer. Our marketing and sales efforts require considerable direct contact and typically involve a process of customer education in the merits of our technology. We accomplish this by first researching customer needs, delivering scientific papers at orthopedic and biomaterial conferences, and through presentations at customer sites. Our research and development programs, both independent and in conjunction with a customer specific need, as well as our patent portfolio, are integral components of the marketing process.

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

In pilot production, typically, several hundred units are produced in a manner equivalent to the envisioned full production method. Pilot production may be done on an existing piece of equipment with customer/device specific fixturing, or on a prototype machine, depending on the complexity of the process and device. Samples made in pilot production are fabricated into complete devices and used by the customer for further testing, clinical studies, FDA submissions, and marketing and sales efforts.

Semiconductor Sales and Marketing

Since semiconductor ion implantation is a standard process in all integrated circuit fabrication, customers usually know what they want and little education is necessary. Our services are promoted and sold through trade shows, advertising in trade magazines, direct mailings and press releases. Most of our specialty implant sales are between $600 and $2,500 per order and take less than one day to complete. The entire sales effort is often conducted by telephone. Our sales range from production customers to outsourced customer-specified ion implantation services, which the customer's own ion implantation department is unable or unwilling to perform, to small research projects. Production implant sales are usually through long-term blanket purchase orders where our services are integrated seamlessly into our customer’s production line.

Semiconductor analytical services are promoted through Accurel Systems. These sales are promoted through trade shows, and a direct sales force dedicated to this product line.

Government Contracts

Research and development contracts from the U.S. government must be won through a competitive proposal process which undergoes peer review. We are in frequent contact with the National Institutes of Health, the Department of Defense, the Department of Homeland Security and other agencies at technical conferences to stay informed of the government's needs. We believe our management and senior scientific staff have earned a strong reputation with these and other agencies. To date we have been awarded research and development contracts by the National Institute of Health, the Department of Defense, the National Science Foundation, the National Aeronautics and Space Administration, the Environmental Protection Agency and the Department of Homeland Security.

Research and Development

Our technical staff consists of 50 scientists and engineers, including three with Ph.D. degrees, and the remaining with Masters Degrees, Bachelor Degrees or with expertise in physical sciences and engineering. All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories. Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government. Under the Small Business Innovative Research program, we retain the right to patent anything developed pursuant to the program, however, the U.S. government retains a royalty free license to use the technology. We have obtained over $12 million in U.S. government grants and contracts over the past 18 years. Each research and development agreement with our corporate partners defines the rights to these agreements.

We spent approximately $4,088,000, $3,633,000 and $3,841,000 on research and development in the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Approximately $2,775,000, $1,691,000 and $2,210,000 of these research and development activities represents research and development costs that were directly sponsored by customers primarily in the form of government contracts and grants during 2006, 2005 and 2004, respectively.

Patents and Proprietary Technology

It is our policy to protect our proprietary position by, among other methods, filing United States and foreign patent applications. We currently have seventeen issued United States patents and nine United States patent applications pending. Of the seventeen patents issued, five are of material importance to us and are in the explosives detection. These five material patents expire in the years 2021 through 2023.

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

Government Regulation and Environmental Matters

Medical devices incorporating our technologies, such as radioactive prostate seeds and interventional cardiology devices are subject to FDA regulation. The burden of securing FDA clearance or approval for these core business medical devices rests with our medical device manufacturers or licensees. We have received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer.

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

In addition to FDA regulation, certain of our activities are regulated by, and require approvals from, other federal and state agencies such as the Massachusetts Department of Public Health, the Department of Transportation and the Federal Aeronautics Administration.

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

The State Radiation Control Program issued to us a license to manufacture and distribute our radioactive prostate seed product.  The State Radiation Control Program performs periodic inspections of our facility.  Since the commencement of commercial sales of our radioactive prostate seed product in the first half of fiscal 2001, the State Radiation Control Program has performed two inspections of the facility and identified no violations or deficiencies.

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

Competition

In radioactive products, such as prostate seed implants, radioactive brachytherapy devices and coronary stents, we expect to compete with Oncura Corp., Theragenics Corp., and North American Scientific, Inc., all of which serve substantially the entire radioactive prostate seed market. The number and types of procedures being performed on the prostate are increasingly drawing new entrants into the market. We believe that competition, and, in turn, pricing pressures may increase. Many of our competitors have substantially greater financial, technical and marketing resources than we do.

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

In the trace explosives detection industry, Ion Track Division of General Electric and the Barringer Division of Smiths Plc. are our two primary competitors. These two companies also use ion mobility spectrometry; however, they use a radioactive Nickel-63 source to ionize the explosive molecules. This technology differs from our technology in that we do not use a radioactive source to ionize the explosive molecules in the air. We believe our technology provides our device with greater capabilities and less regulatory restrictions.

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

Product Liability and Insurance

Our business entails the risk of product liability claims. Although we have not experienced any product liability claims to date, there can be no assurance that such claims will not be asserted or that we will have sufficient resources to satisfy any liability resulting from such claims. We currently have product liability insurance coverage on our medical device products. There can be no assurance that product liability claims will not exceed such insurance coverage limits, that such insurance will continue to be available on commercially reasonable terms or at all, or that a product liability claim would not materially adversely affect the business, financial condition or our results of operations.

Employees

As of June 30, 2006, we had 150 full time employees. We believe we maintain good relations with our employees. None of our employees are represented by a union or covered by a collective bargaining agreement.

Geographic Areas

The majority of the Company’s revenues are derived from domestic sales. During the fiscal year ended June 30, 2006, foreign sales represented 17% of total revenue, with the majority of these sales coming from Asia. In fiscal 2006, the Company had one customer from China representing 10% of the Company’s annual revenue. For each of the fiscal years ended June 30, 2005 and 2004, foreign sales represented less than 5% of total revenue.

ITEM 1A. RISK FACTORS

This Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company has received a qualified opinion that it is a going concern. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain existing key management personnel; the Company has pending litigation; the Company has net losses; the Company may not be able to raise additional capital; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-K. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

The following factors should be considered carefully in evaluating the Company and its business:

The Company has received a modified audit opinion on its ability to continue as a going concern.

The audit report our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended June 30, 2006 contains a modification regarding our ability to continue as a going concern. This modification indicates that there is substantial doubt on the part of our independent registered public accounting firm that we can continue as a going concern in that we did not have sufficient cash and liquid assets at June 30, 2006, to cover our operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

We do not operate at a profit and do not expect to be profitable for some time.

During the twelve months ended June 30, 2006, we had a net loss of approximately $7,084,000 and a net loss applicable to common shareholders of approximately $8,173,000. We plan to further increase our expenditures to complete the development and commercialization of our new products, to ensure compliance with the Food and Drug Administration's Quality System Regulations and to broaden our sales and marketing capabilities. As a result, we believe that we will likely incur losses over the next several quarters. Our accumulated deficit as of June 30, 2006 is approximately $36,290,000.

Intense competition and rapid technological change could harm our financial performance.

The medical device industry is characterized by rapidly evolving technology and intense competition. In our radioactive products, such as prostate seed implants and radioactive brachytherapy devices, we compete with many other companies selling similar products with certain of such companies serving substantially the entire radioactive prostate seed market. In our semiconductor market we compete with many companies, including companies that have in-house capabilities to implant, diagnose and repair their own wafers. In our explosives detection equipment market, we compete with many companies, including companies that have substantially greater capital resources, greater research and development, manufacturing and marketing resources and experience and greater name recognition than we do. In addition, we expect new entrants into our markets.  There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective than our products or that would render our products obsolete or noncompetitive. Moreover, there can be no assurance that we will be able to price our products and services at or below the prices of competing products and technologies in order to facilitate market acceptance. In addition, new procedures and medications could be developed that replace or reduce the importance of procedures that use our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products and enhancements. Product development involves a high degree of risk, and there can be no assurance that our new product development efforts will result in any commercially successful products. Our failure to compete or respond to technological change in an effective manner would have a material adverse affect on our business and results of operations.

Our medical products and technologies may not be accepted by the medical community which could harm our financial performance.

There can be no assurance that our radioactive prostate seeds, brachytherapy sources, orthopedic implant coatings, or radiopaque coatings will achieve acceptance, or continue to receive acceptance, by the medical community and market acceptance generally. The degree of market acceptance for our products and services will also depend upon a number of factors, including the receipt and timing of regulatory approvals and the establishment and demonstration in the medical community and among health care payers of the clinical safety, efficacy and cost effectiveness of our products. Certain of the medical indications that can be treated by our devices or devices treated using our coatings can also be treated by other medical procedures. Decisions to purchase our products will primarily be influenced by members of the medical community, who will have the choice of recommending medical treatments, such as radiotherapeutic seeds, or the more traditional alternatives, such as surgery and external beam radiation therapy. Many alternative treatments currently are widely accepted in the medical community and have a long history of use. There can be no assurance that our devices or technologies will be able to replace such established treatments or that physicians, health care payers, patients or the medical community in general will accept and utilize our devices or any other medical products that may be developed or treated by us even if regulatory and reimbursement approvals are obtained. Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of our products and technologies as compared to those of other available products and services. Failure of our products and technologies to gain market acceptance would have a material adverse effect on our business and results of operations.

Our explosives detection products and technologies may not be accepted by government agencies, airports or airlines which could harm our future financial performance.

There can be no assurance that our explosives detection systems will achieve acceptance by the domestic and international airports, government agencies and airlines, and market acceptance generally. The degree of market acceptance for our explosives detection products and services will also depend upon a number of factors, including the receipt and timing of regulatory approvals and the establishment and demonstration of the ability of our proposed device to detect trace explosives residues on personnel, baggage and other cargo prior to embarking on aircraft.

Our future profitability depends on whether our products can successfully compete in the commercial marketplace.

We currently market radioactive prostate seeds. We also provide ion implantation services for ion implantation of semiconductors and medical devices. We also provide diagnostic services on semiconductor wafers. We plan to market radiopaque coatings, and explosive detection systems that may require substantial further investment in research, product development, preclinical and clinical testing and governmental regulatory approvals prior to being marketed and sold. Our ability to increase revenues and achieve profitability and positive cash flow will depend, in part, on our ability to complete such product development efforts, obtain such regulatory approvals, and establish manufacturing and marketing programs and gain market acceptance for such proposed products.

The market for explosive detection systems is intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. We expect competition to increase as other companies introduce additional and more competitive products in the explosive detection systems market as we develop the capabilities and enhancements of our trace detection systems. Each of our competitors may have substantially greater financial resources than us.

We believe that our ability to compete in the explosive detection systems market is based upon such factors as: product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of passengers, baggage, and cargo carried on airlines. Although we believe that our currently developed product has all of the capabilities to meet the United States government’s decree that all passengers, baggage, and cargo carried on airlines must be screened thoroughly, certain of our competitors may have an advantage over our existing technology with respect to these factors. There can be no assurance that we will be successful in convincing potential customers that our products will be superior to other systems given all of the necessary performance criteria, that new systems with comparable or greater performance, lower price and faster or equivalent throughput will not be introduced, or that, if such products are introduced, customers will not delay or cancel potential orders for us yet to be commercialized system. Further, there can be no assurance that we will be able to bring to commercialization and further enhance our product to better compete on the basis of cost, throughput, accommodation of detection of passengers, baggage or other cargo carried onto airlines, or that we will otherwise be able to compete successfully with existing or new competitors.

Our product development efforts are subject to the risks inherent in the development of such products. These risks include the possibility that development costs will be much greater than currently anticipated, that our products will be found to be ineffective or unsafe, or will otherwise fail to receive necessary regulatory approvals; that the products will be difficult to manufacture on a large scale or be uneconomical to market; that the proprietary rights of third parties will interfere with our product development; or that third parties will market superior or equivalent products which achieve greater market acceptance. Furthermore, there can be no assurance that we will be able to conduct our product development efforts within the time frames currently anticipated or that such efforts will be completed successfully.

There are risks relating to our Development, Distribution and Manufacturing Agreement with Rapiscan Systems, Inc.

In March of 2005, we entered into a Development, Distribution and Manufacturing Agreement (the “Agreement”) with Rapiscan Systems, Inc. (“Rapiscan”).  Under the terms of this agreement, we gave Rapiscan the exclusive worldwide rights to market our Quantum SnifferTM portable and benchtop trace detection devices under their private label.  We also agreed to give Rapiscan the exclusive worldwide rights to distribute certain other new security products which we may develop in the future with their funding, as well as rights, in some circumstances, to manufacture certain components of the Quantum SnifferTM portable and benchtop trace detection devices.

In March 2006, the Company brought suit against Rapiscan and its parent, OSI Systems, Inc. The Company is requesting rescission of the Agreement, for lack of performance and other grounds or in the alternative, termination of the Agreement due to material breaches of contract and implied covenant of good faith and fair dealing and for damages. Should the Company be unsuccessful in prosecuting its lawsuit, it could have a material adverse effect on our business and results of operations.

In March 2006, the Company received notice that Rapiscan filed a complaint against the Company regarding the Agreement. Rapiscan’s complaint is based upon claims of breach of contract, breach of warranty and tortuous interference with contractual relations and is requesting a decree for specific performance, declaratory relief and injunctive relief. Should the Company be unsuccessful in defending itself in the lawsuit, it could have a material adverse effect on our business and results of operations.

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

Although we have seventeen United States patents issued and nine United States patent applications pending for our technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any pending patent applications or any future patent application will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

Our medical device products and services are subject to extensive government regulation. If we fail to obtain or are delayed in obtaining the approval of the necessary federal and state government agencies, our business could be materially affected.

The manufacture and sale of our medical device products and services are subject to extensive regulation principally by the Food and Drug Administration in the United States and corresponding foreign regulatory agencies in each country in which we sell our products. These regulations affect product approvals, product standards, packaging requirements, design requirements, manufacturing and quality assurance, labeling, import restrictions, tariffs and other tax requirements. Securing Food and Drug Administration authorizations and approvals requires submission of extensive clinical data and supporting information. In most instances, the manufacturers or licensees of medical devices that are treated by us will be responsible for securing regulatory approval for medical devices incorporating our technology. However, we plan on preparing and maintaining Device Master Files which may be accessed by the Food and Drug Administration. There can be no assurance that our medical device manufacturers or licensees will be able to obtain regulatory clearance or approval for devices incorporating our technology on a timely basis, or at all. Regulatory clearance or approvals, if granted, may include significant limitations of the indicated uses for which the product may be marketed. In addition, product clearance or approval could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of products incorporating our technology or subject us to additional regulation.

In addition to Food and Drug Administration regulation, certain of our activities are regulated by, and require approvals from, other federal and state agencies. The use, management, transportation, and disposal of certain materials and wastes are subject to regulation by several federal and state agencies depending on the nature of the materials or waste material. Certain toxic chemicals and products containing toxic chemicals may require special reporting to the United States Environmental Protection Agency and/or its state counterparts. Our future operations may require additional approvals from federal and/or state environmental agencies. There can be no assurance that we will be able to obtain necessary government approvals, or that we will be able to operate with the conditions that may be attached to future regulatory approvals. Moreover, there can be no assurance that we will be able to maintain previously-obtained approvals. While it is our policy to comply with applicable regulations, failure to comply with existing or future regulatory requirements and failure to obtain or maintain necessary approvals could have a material adverse effect on our business, financial condition, and results of operations.

Failure or delay of our medical device manufacturers in obtaining Food and Drug Administration and other necessary regulatory clearance or approval, the loss of previously obtained clearance or approvals, as well as failure to comply with other existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Because certain of our products utilize radiation sources, their manufacture, distribution, transportation, import/export, use and disposal will also be subject to federal, state and/or local laws and regulations relating to the use, handling, procurement and storage of radioactive materials. We must also comply with United States Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of our products. We expect that there will be comparable regulatory requirements and/or approvals in markets outside the United States. If any of the foregoing approvals are significantly delayed or not obtained, our business could be materially adversely affected.

We depend on third party reimbursement to our customers for market acceptance of our medical products. If third party payors fail to provide appropriate levels of reimbursement for our products, our profitability would be adversely affected.

Medicare, Medicaid and other government insurance programs, as well as private insurance reimbursement programs greatly affect suppliers of health care products. Several of the products being developed, produced or processed by us, including our orthopedic implants, prostate seeds, and interventional cardiology instruments and devices, are currently being reimbursed by third party payers. Our customers rely on third-party reimbursements to cover all or part of the costs of most of the procedures in which our products are used. Third party payers (including health maintenance organizations) may affect the pricing or relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payers to the physicians, hospitals and clinics using our devices, or by taking the position that such reimbursement is not available at all. The amounts of reimbursement by third party payers in those states that do provide reimbursement vary considerably.

Alternatively, a diagnostic-related group may be assigned that does not reflect the costs associated with the use of our devices or devices treated using our services, resulting in limited reimbursement. If, for any reason, the cost of using our products or services was not to be reimbursed by third party payers, our ability to sell our products and services would be materially adversely affected. In the international market, reimbursement by private third party medical insurance providers and governmental insurers and providers varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement.

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

Although we have obtained product liability insurance coverage on medical products, there can be no assurance that in the future we will be able to obtain such coverage on acceptable terms or that insurance will provide adequate coverage against any or all potential claims. Furthermore there can be no assurance that we will avoid significant product liability claims and the attendant adverse publicity. Any product liability claim or other claim with respect to underinsured liabilities could have a material adverse effect on our business and results of operations.

If our contract manufacturer cannot provide the services we require, our ability to manufacture our products could be harmed.

We rely on a single contract manufacturer to provide manufacturing services for our explosives detection products. If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in house. The loss of our contract manufacturer could significantly disrupt production as well as increase the cost of production, thereby also increasing the prices of our products. These changes could have a material adverse effect on our business and results of operations.

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

We will be required to redeem the Series D Preferred for cash if the five day average market price of our common stock, prior to a redemption date, is less than 110% of the fixed conversion price.

We will be required to redeem the Series D Preferred for cash if the following conditions are not met: (1) the shares must be issued pursuant to an effective registration statement, (2) the average closing market price of the common stock for the five trading days immediately preceding a payment date must exceed the fixed conversion price of $4.15 by 110% and no one day’s closing price may be less than the fixed conversion price, and (3) the conversion dollar value may not exceed the aggregate of the prior 22 trading days’ dollar volume. We cannot be certain that we will be able to redeem the monthly payment in shares of common stock on a redemption date given the fixed conversion price of the preferred stock and the associated market price of the common stock on a redemption date. If we are required to redeem monthly payments in cash, this will reduce our working capital necessary for our operations.  Failure of our ability to convert preferred shares into common shares will have a material adverse affect on our cash resources.  We may be required to reduce or curtail certain operations and research and development projects to improve our cash resources.

If third party credit is unavailable, our working capital could be restricted; restrictions on our ability to raise additional capital under certain circumstances.

Currently, we rely on cash generated from our operations, private equity financing and third party credit for working capital purposes. If such financing is no longer available at acceptable rates, we would be required to reduce or curtail our operations and research and development projects. This would have a material adverse effect on our business and results of operations.

Further, from March 4, 2005 and for a period 24 months thereafter, we are prohibited from issuing or selling any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of our common stock either:

•
At a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of our common stock at any time after the initial issuance of such debt or equity securities, or

•
With a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for our common stock.

To the extent that these prohibitions affect our ability to raise additional capital from potential future investors, we would be required to reduce or curtail our operations and research and development projects. This would have a material adverse effect on our business and results of operations.

ITEM 1B UNRESOLVED STAFF COMMENTS

At this time, the Company has an open comment letter from the Securities and Exchange Commission relating to a registration statement on Form S-3 filed on November 22, 2005 to which we responded orally and in writing most recently on February 24, 2006. Subsequent, the Company will be filing an amendment to this S-3 registration to address their comments. We believe that the remaining comments are not material.

ITEM 2.	PROPERTIES

We operate out of four separate locations. Our corporate offices are located in an approximately 51,000 square foot leased facility in Wakefield, Massachusetts. The facility is located approximately 15 miles north of Boston in a modern and well maintained business park. Our current lease expires in December 2008. In addition to our corporate offices, this facility houses all of our research and development, brachytherapy manufacturing, as well as semiconductor wafer processing.

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

Our third location, also located in Sunnyvale, CA, is Accurel Systems. This location, leased in a modern and well maintained business park, consists of a total of approximately 20,000 square feet. This lease expires in September 2010. We conduct our semiconductor analytical services at this location.

Our fourth location located in Austin, TX, is a satellite office of Accurel Systems. This location, in a small business park, consists of a total of approximately 1,250 square feet. The lease expires in September 2006. The Company is currently negotiating terms on a new lease.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

On or about March 8, 2006, the Company commenced an arbitration under the Rules of the American Arbitration Association against Respondents Majid Ghafghaichi (“Majid”) and Vahe Sarkissisian (“Vahe”), seeking a total of $3,994,000 for indemnification of various “Losses,” as defined in, and expressly allowed pursuant to, a Stock Purchase Agreement dated March 9, 2005 (the “Agreement”), between the Company, as the purchaser, Accurel Systems International Corporation (“Accurel), and  Majid and Vahe, as the sellers of 100% of the issued and outstanding shares of Accurel stock.

More specifically, there are four claims asserted by the Company against Respondents: (1) Damages of $3.4 million resulting from misrepresentations concerning the loss of business from a key Accurel customer; (2) unauthorized withdrawals in the amount of approximately $276,000 from Accurel by the Respondents prior to the closing; (3) approximately $49,000 of disallowed transaction expenses that the Respondents improperly received; and (4) undisclosed net liabilities totaling approximately $269,000.

Respondents have asserted counterclaims seeking “an aggregate amount in excess of $1,750,000,” based on the allegedly “late payment” to Respondents of Company stock and a Secured Promissory Note as part of the consideration for their sale of Accurel stock.  The Company has filed a detailed denial of all counterclaims.

The arbitration is now in the discovery phase, and the hearings are scheduled for February, 2007.

At this early stage of the proceedings, particularly before the commencement of depositions, it is difficult to assess the final outcome of this arbitration. However, the Company believes that the counterclaims have no merit, and will vigorously defend such counterclaims.

On March 23, 2005, we entered into a Development, Distribution and Manufacturing Agreement (the “Rapiscan Agreement”) with Rapiscan Systems, Inc. (“Rapiscan”).  Under the terms of this agreement, we gave Rapiscan the exclusive worldwide rights to market our Quantum SnifferTM portable and benchtop trace detection devices under their private label.  We also agreed to give Rapiscan the exclusive worldwide rights to distribute certain other new security products which we may develop in the future with their funding, as well as rights, in some circumstances, to manufacture certain components of the Quantum SnifferTM portable and benchtop trace detection devices.

On March 24, 2006, the Company brought suit in the United States District Court in the District of Massachusetts against Rapiscan and its parent, OSI Systems, Inc. (“OSI”). The Company is requesting rescission of the Rapiscan Agreement, for lack of performance and other grounds. In the alternative, the Company is seeking termination of the Rapiscan Agreement due to material breaches of contract and implied covenant of good faith and fair dealing and for damages due to Rapiscan’s breach of contract and the implied covenant of good faith and fair dealing.

On March 27, 2006, the Company received notice that Rapiscan filed a complaint against the Company and its contract manufacturer, Columbia Tech, in the United States District Court for the Central District of California, regarding the Rapiscan Agreement. Rapiscan’s complaint against the Company is based upon claims of breach of contract and breach of warranty and is requesting a decree for specific performance, declaratory relief and injunctive relief. Rapiscan’s complaint against Columbia Tech is based upon injunctive relief, declaratory relief and tortuous interference with contractual relations. On April 12, 2006, Rapiscan dismissed all claims against Columbia Tech.

As of August 18, 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff. Presently, discovery is in process. Rapiscan and OSI have filed a motion to dismiss certain of the Company’s claims. The Company has not yet responded to the motion. It is expected that the Court will hear and rule on the motion in October 2006.

Should the Company be unsuccessful in prosecuting this matter, it may have a material adverse effect on its business and results of operations. No revenue has been recorded related to the Rapiscan Agreement.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business. We do not believe that any of these proceedings will have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

As of June 30, 2006, our common stock, $0.10 par value, was traded on the American Stock Exchange under the symbol IMX. The following sets forth the range of high and low closing sales prices on the American Stock Exchange:

	High	Low
Fiscal Year Ended June 30, 2005:
Quarter ended September 30	$11.99	$7.45
Quarter ended December 31	11.30	8.85
Quarter Ended March 31	10.75	5.60
Quarter ended June 30	5.97	2.45

Fiscal Year Ended June 30, 2006:
Quarter ended September 30	9.70	2.92
Quarter ended December 31	6.28	3.11
Quarter Ended March 31	4.65	3.38
Quarter ended June 30	4.07	3.07

At October 5, 2006, the closing sales price of our common stock was $3.00 and there were approximately 4,000 shareholders of record.

Equity Compensation Plan Disclosure

The following table sets forth certain information as of June 30, 2006 regarding securities authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Shareholders	1,836,551	$5.41	649,157
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	1,836,551	$5.41	649,157

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business, and do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities

All of the offers and sales referred to above were in private offerings to accredited investors (as such term is defined in Regulation D) in reliance upon the exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated under such act by the Commission. Each of the purchasers was furnished with information about us and had the opportunity to verify such information. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate legends and we have issued stop transfer instructions to our transfer agent.

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

On September 30, 2005, the Company issued 500,000 shares of Series D Convertible Redeemable Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus. The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000. The Company utilized the proceeds to repay the $3 million term note with Laurus signed on July 7, 2005. The Series D has a dividend equal to the prime rate plus one percent (1%) (9.25% at June 30, 2006) and provides for redemption over a thirty-six month period pursuant to an amortization schedule. The monthly redemption amount of approximately $152,000 may be paid in cash or common shares at the option of the Company, subject to certain restrictions, commencing on January 1, 2006, at a fixed conversion price of $6.80 per common share. The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $10.20 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 80%, an expected life 5 years, and a risk free interest rate of 4.12%. The Securities Purchase Agreement with Laurus provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the term of the agreement. In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series D to the subsequent financier. Net cash proceeds from this financing were $1,883,000 (which included repayments of $3,000,000 of principal related to the July 6, 2005 term note and $117,000 of issuance costs).

On May 31, 2006, the Company amended the Series D and the Certificate of Vote of Directors Establishing a Class or Series of Stock. The terms of the amendment permit the Company to defer approximately $455,000 of cash payments, representing the January 2006, February 2006 and March 2006 amortization payments, and to defer the October 2006 amortization payment, should such payment be required in cash, to the mandatory redemption date of September 30, 2008. In consideration, the Company has agreed to the conversion of the April 2006, May 2006, June 2006, July 2006, August 2006 and September 2006 amortization payments into 261,233 shares of Common Stock of the Company at a conversion price of $3.48 per share, representing a reduction in principal of approximately $909,000, and to reduce the Fixed Conversion Price of the remaining Series D stock from $6.80 per share to $4.15 per share. In addition, Laurus was granted a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $4.26 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 79%, an expected life 5 years, and a risk free interest rate of 4.89%.

The amendment of the Series D, as described above, was accounted for as an extinguishment of debt in accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The Company determined a substantial difference in the net present value of the cash flows under the terms of the amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the original Series D agreement. Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the amendment, and as such, it was necessary to reflect the Series D at its fair market value. Accordingly, the following table shows the basis for the Series D extinguishment:

Extinguishment of Series D debt instrument at May 31, 2006:

Redemption payments due	$909,000
Unamortized discount of warrants, derivative value of preferred stock conversion and issue costs	266,000
Derivatives related to the preferred stock features	578,000
Subtotal	$1,753,000

Record New Series D debt instrument at May 31, 2006:

Fair value of redemption payments made	$1,011,000
Issuance of 150,000 warrants	375,000
Unamortized discount of warrants, derivative value of preferred stock conversion and issue costs	266,000
Derivatives related to the preferred stock features	1,395,000
Subtotal	$3,047,000

Loss on extinguishment of Series D debt instrument	$1,294,000

The $1,294,000 aggregate loss from these transactions, accounted for as an extinguishment of debt, is included in Other expenses for the year ended June 30, 2006.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Year ended June 30,
	2002	2003	2004	2005	2006
Consolidated Statements of Operations Data:
Revenues	$ 6,621,000	$ 6,696,000	$ 8,566,000	$12,286,000	$26,391,000
Cost of revenue	5,185,000	5,363,000	6,186,000	12,056,000	22,044,000
Research and development	1,302,000	1,776,000	1,631,000	1,942,000	1,313,000
Selling, general and administrative	2,314,000	2,326,000	4,599,000	5,524,000	8,933,000
Impairment of goodwill	-	-	-	-	457,000
Other income (expense)	(14,000)	-	(162,000)	(169,000)	(728,000)
Net loss	(2,194,000)	(2,769,000)	(4,012,000)	(7,405,000)	(7,084,000)
Preferred distribution	(530,000)	(891,000)	(2,527,000)	(1,183,000)	(1,089,000)
Net loss applicable to common shareholders	$(2,724,000)	$(3,660,000)	$(6,539,000)	$(8,588,000)	$(8,173,000)
Net loss per share applicable to common shareholders, basic and diluted	$ (0.45)	$ (0.58)	$ (0.89)	$ (0.91)	$ (0.72)
Weighted average common shares outstanding used in computing basic and diluted loss per share	6,083,370	6,310,748	7,317,677	9,412,548	11,325,842

	June 30,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 1,014,000	$ 959,000	$ 6,906,000	$ 1,549,000	$ 2,204,000
Working capital (deficit)	1,051,000	(272,000)	8,253,000	(764,000)	2,259,000
Goodwill	-	-	-	12,213,000	11,666,000
Total assets	6,461,000	7,297,000	15,224,000	32,228,000	30,799,000
Total liabilities	1,641,000	2,703,000	2,054,000	8,844,000	8,303,000
Preferred stock	-	966,000	670,000	-	2,568,000
Total stockholders' equity	$ 4,820,000	$ 3,628,000	$ 12,500,000	$23,384,000	$19,928,000

Quarterly Financial Data
	Fiscal 2006 Quarter Ended
	September 30	December 31	March 31	June 30
Revenues	$ 4,672,000	$ 7,540,000	$6,548,000	$7,631,000
Gross margin	(6,000)	1,474,000	1,006,000	1,873,000
Loss from operations	(2,245,000)	(1,683,000)	(1,143,000)	(1,285,000)
Net loss	(2,367,000)	(933,000)	(1,264,000)	(2,520,000)
Net loss applicable to common shareholders	(2,367,000)	(1,320,000)	(1,655,000)	(2,831,000)
Net loss per common share	$ (0.22)	$ (0.12)	$ (0.15)	$ (0.23)
Weighted average shares outstanding	10,962,703	11,379,275	11,379,275	11,582,115

	Fiscal 2005 Quarter Ended
	September 30	December 31	March 31	June 30
Revenues	$ 2,274,000	$ 2,541,000	$ 2,862,000	$ 4,609,000
Gross margin	468,000	(439,000)	(19,000)	220,000
Loss from operations	(1,178,000)	(1,997,000)	(2,198,000)	(1,869,000)
Net loss	(1,191,000)	(2,028,000)	(2,267,000)	(1,919,000)
Net loss applicable to common shareholders	(1,475,000)	(2,311,000)	(2,882,000)	(1,920,000)
Net loss per common share	$ (0.17)	$ (0.26)	$ (0.30)	$ (0.18)
Weighted average shares outstanding	8,466,559	8,882,786	9,618,367	10,704,928

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Over the past twenty two years, Implant Sciences Corporation has both developed and acquired technologies using ion implantation and thin film coatings. Initially this technology was used in semiconductor processing but soon expanded to include various medical device applications including the modification of orthopedic joint implant surfaces to reduce polyethylene wear generation and the manufacture of products for radiation therapy treatments. Our latest application of this technology includes the manufacturing of trace explosives detection equipment.

We currently provide ion implantation and analytical services to numerous semiconductor manufacturers, research laboratories and universities. The application of our ion implantation technologies to modify the surfaces of orthopedic joint implants is being applied primarily to product manufactured by the Stryker-Orthopaedics Division of Stryker Corporation.

In October 2004 and March 2005, we acquired two California semiconductor companies. Through these acquisitions, we have more than doubled our semiconductor capacity and are now able to offer diagnostic services and semiconductor equipment refurbishment services to semiconductor manufacturers, research laboratories and universities.

Other applications of our ion beam technology have been in the area of temporary brachytherapy products. In May 1999, we received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer and in 2001 recognized our first sale.

Since May 1999, we have been performing research to develop a trace explosives detector, which could be used to detect hidden bombs in airports and other public places. This technology is yet another application of our ion source technology. At present, we have developed both portable and bench-top systems for use in airports and Department of Defense facilities and have successfully marketed these products both domestically and internationally. In fiscal 2006, as part of a plan to reduce manufacturing costs, we transitioned the production of these products to a contract manufacturer. As we continue to sell and deliver these products, we work both independently and in conjunction with various government agencies, to develop the next generation of trace explosives detectors and identify new applications for our proprietary technology.

On October 15, 2004, the Company acquired Core Systems Incorporated (“Core”) and on March 9, 2005, the Company acquired Accurel Systems International Corporation (“Accurel”). The results of operations, of the acquired companies, are part of the Company’s semiconductor business segment. The results of operations for the acquired companies are included in the Company’s results of operations since the date of their respective acquisition. As such, the results of operations for the years ended June 30, 2006 and 2005 are not comparable.

On or about March 8, 2006, the Company commenced an arbitration under the Rules of the American Arbitration Association against Respondents Majid Ghafghaichi (“Majid”) and Vahe Sarkissisian (“Vahe”), seeking a total of $3,994,000 for indemnification of various “Losses,” as defined in, and expressly allowed pursuant to, a Stock Purchase Agreement dated March 9, 2005 (the “Agreement”), between the Company, as the purchaser, Accurel Systems International Corporation (“Accurel), and  Majid and Vahe, as the sellers of 100% of the issued and outstanding shares of Accurel stock.

More specifically, there are four claims asserted by the Company against Respondents: (1) Damages of $3.4 million resulting from misrepresentations concerning the loss of business from a key Accurel customer; (2) unauthorized withdrawals in the amount of approximately $276,000 from Accurel by the Respondents prior to the closing; (3) approximately $49,000 of disallowed transaction expenses that the Respondents improperly received; and (4) undisclosed net liabilities totaling approximately $269,000.

Respondents have asserted counterclaims seeking “an aggregate amount in excess of $1,750,000,” based on the allegedly “late payment” to Respondents of Company stock and a Secured Promissory Note as part of the consideration for their sale of Accurel stock.  The Company has filed a detailed denial of all counterclaims.

The arbitration is now in the discovery phase, and the hearings are scheduled for February, 2007.

At this early stage of the proceedings, particularly before the commencement of depositions, it is difficult to assess the final outcome of this arbitration. However, the Company believes that the counterclaims have no merit, and will vigorously defend such counterclaimsOn March 23, 2005, the Company entered into a Development, Distribution and Manufacturing Agreement with Rapiscan Systems (the “Rapiscan Agreement”). The Rapiscan Agreement provides for: the manufacture and sale of the Company’s existing explosives detection equipment on a private label basis; the funding by Rapiscan of up to $1,000,000 for the development of a trace explosives detection subsystem to be integrated with Rapiscan’s X-ray baggage screening device technology; and up to $2,000,000 for the development of other trace explosives detection subsystems. The Rapiscan Agreement includes various manufacturing, selling and distribution rights.

On March 24, 2006, the Company brought suit in the United States District Court in the District of Massachusetts against Rapiscan and its parent, OSI Systems, Inc. (“OSI”). The Company is requesting rescission of the Rapiscan Agreement, for lack of performance and other grounds. In the alternative, the Company is seeking termination of the Rapiscan Agreement due to material breaches of contract and implied covenant of good faith and fair dealing and for damages due to Rapiscan’s breach of contract and the implied covenant of good faith and fair dealing.

On March 27, 2006, the Company received notice that Rapiscan filed a complaint against the Company and its contract manufacturer, Columbia Tech, in the United States District Court for the Central District of California, regarding the Rapiscan Agreement. Rapiscan’s complaint against the Company is based upon claims of breach of contract and breach of warranty and is requesting a decree for specific performance, declaratory relief and injunctive relief. Rapiscan’s complaint against Columbia Tech is based upon injunctive relief, declaratory relief and tortuous interference with contractual relations. On April 12, 2006, Rapiscan dismissed all claims against Columbia Tech.

As of August 18, 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff. Presently, discovery is in process. Rapiscan and OSI have filed a motion to dismiss certain of the Company’s claims. The Company has not yet responded to the motion. It is expected that the Court will hear and rule on the motion in October 2006.

Should the Company be unsuccessful in prosecuting this matter, it may have a material adverse affect on its business and results of operations.

The Company manages its business and reports results from operations for three business segments: Medical, which includes radioactive seeds, orthopedic coatings, medical related government contracts and other related activities; Security Products, which includes development contracts and product sales related to the Company’s trace explosives detection products; and Semiconductor, which includes ion implantation, disk refurbishment, source conditioning equipment and semiconductor analytical services.

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the years ended June 30, 2006, 2005 and 2004. It should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Revenues. Total revenues for the year ended June 30, 2006 were $26,391,000 as compared to $12,286,000 and $8,566,000 for the prior year periods ended June 30, 2005 and 2004, respectively. Our revenues by business segment are as follows:

June 30, 2006
Medical	Semiconductor	Security	Total
$4,464,000	$15,056,000	$6,871,000	$26,391,000
June 30, 2005
Medical	Semiconductor	Security	Total
$4,146,000	$6,630,000	$1,510,000	$12,286,000

June 30, 2004
Medical	Semiconductor	Security	Total
$4,957,000	$1,022,000	$2,587,000	$8,566,000

Revenues for the year ended June 30, 2006 were $26,391,000 as compared to $12,286,000 in the year ended June 30, 2005, an increase of $14,105,000 or 115%. The increase came from all three of our business segments. Our Semiconductor business segment increased $8,426,000 or 127%, our Security Products (previously referred to as Explosives Detection) business segment increased $5,361,000 or 355% and our Medical business segment increased $318,000 or 8%. Fiscal 2006 was the first year that revenues from Core and Accurel were included for the full fiscal year. Core was acquired on October 15, 2004 and Accurel was acquired on March 9, 2005. Fiscal 2005 results included revenues only from the respective dates of acquisition. Core and Accurel revenues in the year ended June 30, 2006 were $13,432,000 as compared with $5,838,000 for the comparative prior year period, accounting for $7,594,000 of the increase in revenues. The increase in Security products revenue is primarily attributable to the first significant commercial quantities of our hand held explosives detection devices being sold in fiscal 2006 and from the performance of a significant government contract granted by the Transportation Security Administration. In addition, included in the fiscal 2006 results was $328,000 of security product revenues previously deferred from fiscal 2005, pending final customer acceptance. The increase in our Medical business segment is primarily from our Seeds business. Revenue from seeds and treatment planning systems increased $396,000 in the year ended June 30, 2006 over the previous year.

Total revenues for the year ended June 30, 2005 were $12,286,000 as compared to $8,566,000 in the year ended June 30, 2004 an increase of $3,720,000 or 43%. The increase is primarily attributable to revenues from Core and Accurel since their acquisitions on October 15, 2004 and March 9, 2005 respectively, results from Core and Accurel were not included in the previous year. Revenues from Core and Accurel totaled approximately $5,838,000 for the year ended June 30, 2005 and $0 for the year ended June 30, 2004. Core and Accurel are included in our semiconductor segment.

Revenues for the year ended June 30, 2005 from the Company’s security products business declined to $1,510,000 as compared to $2,587,000 for the comparable prior year, a decrease of $1,077,000 or 42%. This decrease is attributable to the completion of certain government contracts. Security product contract revenues were $1,294,000 and $2,463,000 for the years ended June 30, 2005 and 2004, respectively. The Company has been transitioning the security products business from primarily a contracts/development business to a product sales business. To that extent we have established strategic sales and distribution relationships both domestically and internationally. For the year ended June 30, 2005, the Company had deferred $328,000 of security product revenues, pending final customer acceptance.

Revenues for the medical business unit were $4,146,000 for the year ended June 30, 2005 as compared to $4,957,000 for the year ended June 30, 2004, a decrease of $811,000 or 16%. Seeds revenues were $1,684,000 as compared to $2,744,000 for the prior year, a decrease of $1,060,000, or 39%. The decrease in revenues from seeds was primarily due from a pattern of decreasing volumes that started last year. Management believes the seed volumes have stabilized and are taking steps to achieve higher seed volumes in the coming year, including the benefits of selling our treatment planning software to our customers.

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

Cost of Revenues. Cost of revenues for the year ended June 30, 2006 was $22,044,000 as compared to $12,056,000 and $6,186,000 for the prior year periods ended June 30, 2005 and 2004, respectively. The cost of revenues by business segment is as follows:

Year Ended June 30, 2006
Medical	Semiconductor	Security	Total
$3,869,000	$11,953,000	$6,222,000	$22,044,000
Year Ended June 30, 2005
Medical	Semiconductor	Security	Total
$3,821,000	$6,316,000	$1,919,000	$12,056,000
Year Ended June 30, 2004
Medical	Semiconductor	Security	Total
$3,822,000	$1,280,000	$1,084,000	$6,186,000

Total cost of revenues for the year ended June 30, 2006 were $22,044,000 as compared to $12,056,000 for the prior year period, an increase of $9,988,000 or 83%. Cost of revenues for our semiconductor business segment was $11,953,000 for the year ended June 30, 2006 as compared to $6,316,000 for the prior year period an increase of $5,637,000 or 89%. Fiscal year 2006 was the first year that the results of Core and Accurel were included in our operations for a full fiscal year. Core was acquired on October 15, 2004 and Accurel was acquired on March 9, 2005. Cost of revenues for Core and Accurel were $10,086,000 for the year ended June 30, 2006 as compared to $4,807,000 for the prior year, an increase of $5,279,000 or 110%. Cost of revenues for our security products segment was $6,222,000 for the year ended June 30, 2006 as compared to $1,919,000 for the prior year period. Most of the increase is attributable to materials and manufacturing costs associated with the sales of our hand held explosives detection devices.

The cost of revenues for the year ended June 30, 2005 was $12,056,000 as compared to $6,186,000 for the prior year period ended June 30, 2004. The overall increase in cost of revenues is primarily a result of costs attributable to Core and Accurel since their acquisition on October 15, 2004 and March 9, 2005, respectively. Cost of revenues at Core and Accurel totaled $4,807,000 as compared to $0 in the prior year period. Core and Accurel are included in our semiconductor segment. In addition, our cost of revenues also increased due to our efforts to ramp up our security product manufacturing capability as we transition from primarily contract revenues to higher volumes of product sales related to the security product business segment. The cost of our security product revenues were $1,919,000 compared to $1,084,000 in the prior year, an increase of $835,000 or 77%. During the year ended June 30, 2005, we wrote off $342,000 to cost of revenues, of equipment, that was determined by management, to have no future value. This equipment was originally purchased or built for very specific applications or technologies that in management’s judgment no longer justify additional expenditure and no other use for this equipment exists. Most of the equipment write offs were attributable to the medical segment.

Gross Margins

	Year ended June 30, 2006
	Medical	Semiconductor	Security	Total
Sales	$4,464,000	$15,056,000	$6,871,000	$26,391,000
COS	$3,869,000	$11,953,000	$6,222,000	$22,044,000
Margin %	13%	21%	9%	16%

	Year ended June 30, 2005
	Medical	Semiconductor	Security	Total
Sales	$4,146,000	$6,630,000	$1,510,000	$12,286,000
COS	$3,821,000	$6,316,000	$1,919,000	$12,056,000
Margin %	8%	5%	-27%	2%

	Year ended June 30, 2004
	Medical	Semiconductor	Security	Total
Sales	$4,957,000	$1,022,000	$2,587,000	$8,566,000
COS	$3,822,000	$1,280,000	$1,084,000	$6,186,000
Margin %	23%	-25%	58%	28%

Overall gross margins were 16% of revenues in the year ended June 30, 2006 as compared to 2% in the prior year. The increase in gross margins comes from all of our business segments. Semiconductor gross margins were 21% for the year ended June 30, 2006 as compared to 5% for the prior year period. This improvement is primarily due to the inclusion of Accurel for the entire year in our fiscal 2006. Accurel is a service business and is characterized by relatively low variable costs so increased revenues beyond the level needed to cover fixed costs will have a significant impact on gross margins. Security products gross margins were 9% for the year ended June 30, 2006 as compared to a gross margin loss of 27% in the prior year period. The improvement in security products margin is due to the manufacturing and sale of handheld trace explosives detection devices which covered the cost of our manufacturing organization built during the prior year. Once the initial handheld explosives detector production run was completed, and the manufacturing process was proven, manufacturing was transitioned to a contract manufacturer allowing the Company to reduce its manufacturing overhead. The medical segment gross margins were 13% for the year ended June 30, 2006 compared to 8% for the prior year period. The improvement in gross margin came from manufacturing efficiencies gained in our seeds operations primarily from increased volumes and cost reductions.

Overall gross margins were 2% of revenues in the year ended June 30, 2005 as compared to 28% of revenues in the period ended June 30, 2004. The decrease in the gross margin percentage is attributable to relatively high fixed costs in our medical products segment that cannot be easily adjusted for the decrease in revenues, which the Company experienced. Medical segment gross margins were $325,000, or 8% of revenues, for the year ended June 30, 2005 as compared to $1,135,000, or 23% of revenues, for the prior year period. In addition, the transition from contract/development work in the security product segment created a situation in which the Company had declining revenues due to completion of major contracts, at the same time the Company was building its product manufacturing capability. The result of this transition was a gross margin loss of $409,000, or 27%, of sales for the security product segment, for the year ended June 30, 2005 as compared to gross margins of $1,503,000, or 58%, in the prior year period. Semiconductor margins were 5% of revenues as compared to a gross margin loss of 25% in the prior year period. This turnaround is attributable to Accurel since its acquisition by the Company on March 9, 2005.

Research and Development. Research and development expense for the year ended June 30, 2006 was $1,313,000 as compared to $1,942,000 for the comparable prior year period, a decrease of $629,000, or 32%. These expenses include $122,000 and $241,000 of stock-based compensation expense, respectively. The decrease in research and development expenses relates to the increase in customer funded programs, primarily through government grants and contracts, performed in fiscal 2006. The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants. A total of $692,000 of research and development personnel costs were charged to cost of sales in the year ended June 30, 2006 as compared to $459,000 in the prior year period. In addition other costs associated with unfunded research and development projects in the prior fiscal year were expensed to research and development.

Research and development expense for the year ended June 30, 2005 was $1,942,000 as compared to $1,631,000 for the comparable prior year period ended June 30, 2004, an increase of $311,000, or 19%. These expenses include $241,000 and $300,000 of stock-based compensation expense, respectively. The Company continued to expend funds to further the development of new products in the areas of explosives and toxic substance detection and temporary brachytherapy areas.

Selling, General and Administrative. Selling, general and administrative expense for the year ended June 30, 2006 was $8,933,000 as compared to $5,524,000 for the comparable prior year period, an increase of $3,409,000, or 62%. This increase is primarily related to $1,547,000 of additional selling, general and administrative expenses incurred due to the inclusion of Core and Accurel for the full twelve month period in fiscal 2006. Core and Accurel were acquired on October 15, 2004 and March 9, 2005, respectively, and the prior year includes their costs from the day of acquisition. Selling, general and administrative also included $1,264,000 of share based compensation, measured at fair value, due to the adoption of SFAS 123-R “Accounting for Stock-Based Compensation (“SFAS 123R”) in fiscal 2006 as compared to $135,000 of non-cash stock based compensation in the prior year period measured at fair value. During the year ended June 30, 2006 we also recorded a $457,000 impairment charge to write down goodwill associated with the acquisition of Core.

Selling, general and administrative expenses for the year ended June 30, 2005 was $5,524,000 as compared to $4,599,000 for the comparable prior year period ended June 30, 2004, an increase of $925,000, or 20%. This increase is primarily related to $1,260,000 of additional selling, general and administrative expenses incurred since the acquisition of Core Systems and Accurel Systems on October 15, 2004 and March 9, 2005, combined with increased spending for legal, accounting and consulting services. This increase was offset by a $1,144,000 or 89% reduction of non-cash, stock based compensation, to $135,000 in the twelve month period ending June 30, 2005, as compared with $1,279,000 during the twelve month period ended June 30, 2004. Additional increases in selling, general and administrative expenses included an increase of $339,000 related to salaries and employee related expenses, reflecting new hires during the year; an increase in rent expense of $171,000 due to expansion of floor space and; an increase in audit and tax fees of $153,000.

Other Income and Expenses, Net. For the year ended June 30, 2006, we recorded other expense, net, of $728,000 as compared to $169,000, in the comparable prior year period an increase of $559,000 or 331%. Other income and expense includes a loss of $359,000 representing the Company’s share of losses attributable to its investment in CorNova, an unconsolidated subsidiary accounted for under the equity method of accounting. Other income and expense also includes a $1,121,000 gain due to the change in the value of the embedded derivatives associated with the Series D Redeemable Convertible Preferred Stock, since its issuance on September 30, 2005, and a loss on the modification of the Series D Redeemable Convertible Preferred Stock, accounted for as an extinguishment of debt under EITF 96-19 of $1,294,000.

For the year ended June 30, 2005, we recorded other expense, net, of $169,000 as compared to $162,000, in the period ended June 30, 2004.

Net Loss. Net loss for the year ended June 30, 2006 was $7,084,000 as compared with $7,405,000 for the comparable prior year period, a decrease in net loss of $321,000, or 4%. The decrease in net loss is primarily due to reduced loss from operations of $880,000 offset by an increase in other expenses of $559,000. The fiscal 2006 net loss includes $2,493,000 of SFAS 123R share-based compensation and other non-cash compensation compared to $378,000 of non-cash compensation in the prior year period. The Company adopted FAS123R in the current fiscal year using the modified prospective method. These additional expenses were offset by improved results from the semiconductor and security product segments.

Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $1,089,000 in the year ended June 30, 2006 as compared to $1,183,000 in the year ended June 30, 2005. The Company issued Series D Redeemable Convertible Preferred Stock on September 30, 2005. All previous issues of preferred stock had been converted to common in the prior year period.

Net loss for the year ended June 30, 2005 was $7,405,000 as compared with $4,012,000 for the prior year period ended June 30, 2004, an increase in net loss of $3,393,000, or 85%. The increase in net loss is primarily due to losses in the security products segment due to the completion of certain government contracts early in the year and costs related to increasing our manufacturing capability ahead of expected product orders. Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $1,183,000 in the year ended June 30, 2005 as compared to $2,527,000 in the year ended June 30, 2004. This decrease is attributable to the conversion of preferred stock to common stock during the periods shown. All outstanding preferred stock had been converted as of June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended June 30,
	2006	2005	2004
Cash and cash equivalents	$ 2,204,000	$ 1,549,000	$ 6,906,000

Cash used by operating activities	(2,199,000)	(3,329,000)	(2,647,000)
Cash used in investing activities	(652,000)	(8,217,000)	(500,000)
Cash provided by financing activities	3,506,000	6,189,000	9,094,000

Net increase (decrease) in cash and cash equivalents	$ 655,000	$ (5,357,000)	$ 5,947,000

As of June 30, 2006, the Company had approximately $2,204,000 in the form of cash and cash equivalents. During the year ended June 30, 2006, operating activities used cash of approximately $2,199,000. Net cash used by operating activities primarily reflects the $7,084,000 net loss, increased by a non-cash gain of $1,121,000 related to the change in fair value of derivatives, and reduced by non-cash charges of offset by $3,053,000 in depreciation and amortization, $2,493,000 of non-cash compensation expense, $1,294,000 loss on the extinguishment of Series D, and $859,000 in other non-cash charges to operations. In addition the Company invested $1,045,000 in inventory, accounts receivable and other current assets while paying down liabilities by $648,000. During the year ended June 30, 2006, investing activities used cash of approximately $652,000, which was primarily for equipment and other fixed assets. During the year ended June 30, 2006, financing activities provided approximately $3,506,000 in cash. Net cash provided by financing activities primarily includes net proceeds from the issuance of Series D Redeemable Convertible Preferred Stock of $4,727,000 and $1,000,000 from a revolving credit facility with a bank. Net cash provided by financing was offset by payments on our debt of $2,061,000 which includes the payoff of a $1,650,000 short term note associated with the acquisition of Accurel.

As of June 30, 2005, the Company had approximately $1,549,000 in the form of cash and cash equivalents. During the year ended June 30, 2006, operating activities used cash of approximately $3,329,000. Net cash used by operating activities primarily reflects the $7,405,000 net loss offset by $3,010,000 in depreciation and other non-cash expenses. In addition the Company invested $549,000 in inventory as it begins its production of the trace explosives detection product and paid down its liability to Med-Tec by $258,000. The Company realized cash of $433,000 by lowering its accounts receivables due to timely payments from government contracts and $59,000 from reduced prepaid expenses. Accounts payables and accruals increased $435,000 reflecting the increase in operating activities. Cash flows from deferred revenues increased by $714,000 primarily due to payments received by the Company, for products and services not recognized by the Company as revenues, until final acceptance by the customer. During the year ended June 30, 2005, investing activities used cash of approximately $8,217,000, which was primarily attributable to $8,829,000 used in the acquisition of Core and Accurel offset by $1,400,000 realized from the sale of acquired assets. During the year ended June 30, 2005, financing activities provided approximately $6,189,000 in cash. Net cash provided by financing activities primarily includes net proceeds from a private placement of $7,289,000 and $1,037,000 from the exercise of options and warrants. Net cash provided by financing was offset by payments on our long term debt of $2,083,000 including $1,170,000 of debt paid off by the Company associated with the acquired assets that were sold

On July 6, 2005, the Company executed a $3.0 million secured term note payable to Laurus Master Fund, Ltd. (“Laurus”). The Company received $3,000,000 in gross proceeds, less a management fee of $135,000 and related transaction costs of approximately $32,000. The term note was collateralized by substantially all of the Company’s assets, had a 4-month term and bore interest at a rate equal to the prime rate plus once percent (1%). In connection with the financing, on September 30, 2005, the Company issued Laurus a warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 67%, expected life of 5 years and a risk free interest rate of 3.77%. Net proceeds from the financing were used for increasing the capacity of the Quantum Sniffer™ production line, increasing unit inventories and the repayment of certain indebtedness due and owed by the Company to the former shareholders of Accurel in connection with the acquisition of this wholly-owned subsidiary.

On September 30, 2005, the Company issued 500,000 shares of Series D Convertible Redeemable Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus. The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000. The Company utilized the proceeds to repay the $3 million term note with Laurus signed on July 7, 2005. The Series D has a dividend equal to the prime rate plus one percent (1%) (9.25% at June 30, 2006) and provides for redemption over a thirty-six month period pursuant to an amortization schedule. The monthly redemption amount of approximately $152,000 may be paid in cash or common shares at the option of the Company, subject to certain restrictions, commencing on January 1, 2006, at a fixed conversion price of $6.80 per common share. The Company also issued to Laurus a warrant to purchase 50,000 shares of common stock at $10.20 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 80%, an expected life 5 years, and a risk free interest rate of 4.12%. The Securities Purchase Agreement with Laurus provides for a security interest in substantially all of the Company’s assets and provides Laurus a right of first refusal on future financing arrangements during the term of the agreement. In the event Laurus declines to exercise its right of first refusal, it agreed to enter into such documentation as shall be reasonable requested by the Company in order to subordinate its rights under the Series D to the subsequent financier. Net cash proceeds from this financing were $1,883,000 (which included repayments of $3,000,000 of principal related to the July 6, 2005 term note and $117,000 of issuance costs).

On May 31, 2006, the Company amended the Series D and the Certificate of Vote of Directors Establishing a Class or Series of Stock. The terms of the amendment permit the Company to defer approximately $455,000 of cash payments, representing the January 2006, February 2006 and March 2006 amortization payments, and to defer the October 2006 amortization payment, should such payment be required in cash, to the mandatory redemption date of September 30, 2008. In consideration, the Company has agreed to the conversion of the April 2006, May 2006, June 2006, July 2006, August 2006 and September 2006 amortization payments into 261,233 shares of common stock of the Company at a conversion price of $3.48 per share, representing a reduction in principal of approximately $909,000, and to reduce the Fixed Conversion Price of the remaining Series D stock from $6.80 per share to $4.15 per share. In addition, Laurus was granted a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $4.26 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 79%, an expected life 5 years, and a risk free interest rate of 4.89%. The amendment of the Series D, as described above, was accounted for as an extinguishment of debt in accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The Company determined a substantial difference in the net present value of the cash flows under the terms of the amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the original Series D agreement. Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the amendment, and as such, it was necessary to reflect the Series D at its fair market value. Accordingly, the following table shows the basis for the Series D extinguishment:

Extinguishment of Series D debt instrument at May 31, 2006:

Redemption payments due	$ 909,000
Unamortized discount of warrants, derivative value of preferred stock conversion and issue costs	266,000
Derivatives related to the preferred stock features	578,000
Subtotal	$1,753,000

Record New Series D debt instrument at May 31, 2006:

Fair value of redemption payments made	$1,011,000
Issuance of 150,000 warrants	375,000
Unamortized discount of warrants, derivative value of preferred stock conversion and issue costs	266,000
Derivatives related to the preferred stock features	1,395,000
Subtotal	$3,047,000

Loss on extinguishment of Series D debt instrument	$1,294,000

The $1,294,000 aggregate loss from these transactions, accounted for as an extinguishment of debt, is included in Other expenses for the year ended June 30, 2006.

On September 7, 2006, the Company extended the expiration date of its revolving credit facility for $1,500,000 with Silicon Valley based Bridge Bank, N.A. The revolving credit facility expiring December 31, 2007, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%), and is collateralized by certain assets of the Company. The credit facility is also subject to various financial covenants. As of June 30, 2006, $1,000,000 has been drawn on this credit facility and the Company is in compliance with the covenants.

Since May 1999, we have been developing several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities. The systems use our proprietary Laser IMS technology, which includes the use of laser beams in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air.

This project is currently being undertaken by both our internal scientists and outside contractors. The development of new applications is typically funded through government grants or internal funding. Since March 2000, we have received seventeen contracts totaling over $12 million for detection of toxic chemicals or explosives from agencies such as the Departments of the Army, Air Force, Marine Corps, Navy and the Department of Homeland Security.

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

We are now manufacturing several versions of our explosives detection systems, including: (i) a table-top unit, which can be used to screen passengers and carry-on baggage in airports and (ii) a portable system, which can be used to clear buildings, aircrafts, or ships where hidden bombs are believed to exist. We are also developing, in conjunction with a contract from the Transportation Security Administration, a walk-through passenger portal. We are currently selling our portable and bench-top version of these products both domestically and internationally. We plan to market these systems to U.S. government agencies for use in airports, government buildings and facilities.

We are currently expending significant resources to develop the next generation of our current product and to develop new products. Although we continue to fund as much research and development as possible through government grants and contracts in accordance with the provisions of the respective grant awards we will require additional funding in order to continue the advancement of the commercial development and manufacturing of the explosives detection system. We will attempt to obtain such financing by: (i) government grants, (ii) private financing, or (iii) strategic partnerships. However, there can be no assurance that we will be successful in our attempts to raise such additional financing.

Consistent with our policy to protect our proprietary technologies, we have been awarded five patents and have submitted an additional four patent applications to the United States Patent and Trademark Office. These patents and applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

We will require substantial funds for further research and development, regulatory approvals and the marketing of our explosives detection products. Our capital requirements depend on numerous factors, including but not limited to, the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the hiring of additional personnel and capital equipment.

As of June 30, 2006, we were conducting our operations with approximately $2,204,000 in cash and cash equivalents. We estimate that our cash flow from operations and funds available on our revolving line of credit to be sufficient to fund our working capital in the next twelve months. Future expenditures for research and product development, especially relating to outside testing, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

Based on the current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand, the net proceeds from its revolving line of credit and a $3.6M contract received from the U.S. Army in August 2006, will be sufficient to fund operations until the Company achieves positive cash flow. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2006 are as follows:

	Debt and Capital Lease	Operating Lease	MED-TEC (2)	Total
Year ending June 30:
2007	$ 455,000	$ 1,678,000	$ 275,000	$2,408,000
2008	443,000	1,709,000	-	2,152,000
2009	194,000	1,454,000	-	1,648,000
2010	66,000	838,000	-	904,000
2011	44,000	150,000	-	194,000
Total	$ 1,202,000	$ 5,829,000	$ 275,000	$7,306,000

(2) Relates to MED-TEC payment obligation and includes $42,000 accrued interest.
(See Note 15 of the consolidated financial statements)

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our Form 10-K as of June 30, 2006. Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets, embedded derivatives and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, results may differ from these estimates under different assumptions or conditions.

The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its financial statements:

•	Revenue Recognition - Product and Government Contract Revenues

The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed or determinable price and terms, delivery of the product has occurred or the service performed in accordance with the terms of the arrangement, and collectibility of the sale is reasonably assured.

Government contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred. The Company’s obligation with respect to these agreements is to perform the research on a best-efforts basis. For government contracts with a deliverable, revenue is recognized based upon the proportional performance method,

Revenues for which the Company has received payment, but has not yet recognized the revenues, pending fulfilling its obligations under the sales agreement, are reflected on the balance sheet as deferred revenues.

Treatment systems planning revenues consists of sales of software licenses and maintenance agreements, product related training, installation, and consulting, and the associated hardware. Revenue from sales of software licenses and maintenance agreements is recognized ratably over the maintenance contract period, which is generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (AICPA). Revenue from training, installation, consulting services and the associated hardware are recognized as the services are performed or product is delivered, provided there is vendor specific objective evidence (VSOE) of fair value which is the price charged when the services are sold separately. Revenues related to such sales generated during the year ended June 30, 2006 were $121,000. Revenues related to such sales in 2005 were immaterial and there were no such revenues generated during the year ended June 30, 2004.

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

The Company records reductions to revenue for estimated customer returns and allowances. We record estimated allowances against revenues in the same period the revenue is recorded. These estimates are based upon historical analysis of our credit memo data and other known factors for pricing and disputes that arise in the normal course of business. To date, allowances have not been material. Actual returns may differ significantly from our estimates if factors such as economic conditions or competitive conditions differ from our expectations.

•	Inventories

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. In assessing the ultimate realization of inventories, management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is obsolete, or because the amount on hand is more than can be used to meet future need. We provide for the total value of inventories that we determine to be obsolete or excess based on criteria such as customer demand and changing technologies.

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

The income tax accounting process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our net deferred tax assets of $8,295,000 as of June 30, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

•	Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, management compares the reporting unit's carrying value to the reporting unit's fair value. Determining the reporting unit's fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31st as the date of performing the annual goodwill impairment test. Future events could cause management to conclude that impairment indicators exist and that goodwill associated with the Company’s acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

The Company evaluates the proper classification of its equity transactions under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity.” SFAS No. 150 requires that for instruments that embody an unconditional obligation requiring the issuer to redeem it by transferring assets at a determinable date or that contain certain conditional obligations, typically classified as equity, be classified as a liability.

In many of our financing transactions, warrants have been issued. Additionally, we issue options and warrants to non-employees from time to time as payment for services. In all of these cases, we apply the principles of SFAS No. 123-R “Accounting for Stock-based Compensation” to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors. The Company records financing and certain offering costs associated with its capital raising efforts in its statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” by other securities issued in connection with preferred stock as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” based on their relative fair values. We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

The Company determined its Series D Redeemable Convertible Preferred Stock contained certain derivative instruments and accounts for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133, the Company bifurcated these derivative instruments from the Series D Redeemable Convertible Preferred Stock, recorded them as a liability, and includes the changes in the fair value of the instruments within other income (expense) in the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. This interpretation of FAS 109 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05−07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05−07”). EITF 05−07 requires that a change in the fair value of a conversion option brought about by modifying the debt agreement be included in analyzing in accordance with EITF consensus on Issue No. 96−19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96−19”), whether a debt instrument is considered extinguished. Under EITF 96−19’s requirements, an issuer who modifies a debt instrument must compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent, the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent, the debt is considered to be modified and is subject to EITF 96−19’s modification accounting. EITF 05−07 requires that in applying the 10 percent test the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. EITF 05−07 also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of the conversion option of a debt instrument that does not result in an extinguishment. EITF 05−07 is effective for modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05−07 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2005, the EITF reached a consensus on Issue No. 05−08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05−08”). Under EITF 05−08, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid−in capital. EITF 98−05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00−27, Application of Issue No. 98−05 to Certain Convertible Instruments, require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid−in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid−in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. EITF 05−08 should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98−05 and EITF 00−27 for periods beginning after December 15, 2005. The Company does not expect the adoption of EITF 05−08 to have material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115−1 and FAS 124−1, The Meaning of Other−Than−Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115−1 and FAS 124−1”). This FSP nullifies certain requirements of EITF Issue No. 03−01 and supersedes EITF Abstracts, Topic No. D−44, Recognition of Other−Than−Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115−1 and FAS 124−1, the amount of any other−than−temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115−1 and FAS 124−1 are effective for reporting periods beginning after December 15, 2005. The Company does not expect the impact of adopting the guidance in FSP FAS 115−1 and FAS 124−1 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of adopting FAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired. Cash equivalents represent a deposit in a money market account and a certificate of deposit. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. At June 30, 2006, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related report of independent registered public accounting firm are appended to the end of this Form 10-K for the fiscal year ended June 30, 2006 and contain the following:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of June 30, 2006 and 2005
Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended June 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheet of Implant Sciences Corporation and subsidiaries (the “Company”) as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Implant Sciences Corporation and subsidiaries at June 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

Boston, Massachusetts
September 20, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheet of Implant Sciences Corporation and subsidiaries (the “Company”) as of June 30, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Implant Sciences Corporation and subsidiaries at June 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholder deficits as of June 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Boston, Massachusetts
October 10, 2005

IMPLANT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$ 2,204,000	$ 1,549,000
Accounts receivable, less allowance of $121,000 and $147,000, respectively	3,695,000	3,003,000
Accounts receivable, unbilled	43,000	298,000
Inventories	1,532,000	1,204,000
Investments - available for sale securities	222,000	204,000
Prepaid expenses and other current assets	505,000	224,000
Total current assets	8,201,000	6,482,000

Property and equipment, net	8,909,000	10,434,000
Amortizable intangible assets, net	1,620,000	2,340,000
Investment in unconsolidated subsidiary	174,000	531,000
Other non-current assets	229,000	228,000
Goodwill	11,666,000	12,213,000
Total assets	$ 30,799,000	$ 32,228,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$ 420,000	$ 2,052,000
Line of credit	1,000,000	-
Payable to Med-Tec	233,000	348,000
Accrued expenses	1,985,000	2,445,000
Accounts payable	1,699,000	1,526,000
Current portion of long- term lease liability	126,000	102,000
Deferred revenue	479,000	773,000
Total current liabilities	5,942,000	7,246,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	692,000	897,000
Long-term lease liability	575,000	701,000
Derivatives related to preferred stock features	1,094,000	-
Total liabilities	8,303,000	8,844,000

Commitments and contingencies (Note 10)
Series D Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 500,000 shares authorized 409,091 outstanding as of June 30, 2006	2,568,000	-

Stockholders' equity
Common stock, $0.10 par value; 50,000,000 and 20,000,000 shares authorized at June 30, 2006 and 2005, respectively; 11,733,804 and 10,756,842 shares issued and outstanding, at June 30, 2006 and 2005, respectively	1,173,000	1,075,000
Additional paid-in capital	55,284,000	50,995,000
Accumulated deficit	(36,290,000)	(28,115,000)
Deferred compensation	(17,000)	(349,000)
Accumulated other comprehensive income (loss)	14,000	(5,000)
Treasury stock, 26,994 and 22,449 common shares, respectively, at cost	(236,000)	(217,000)
Total stockholders' equity	19,928,000	23,384,000
Total liabilities and stockholders' equity	$ 30,799,000	$ 32,228,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2006	2005	2004
Revenues:
Medical	$ 4,464,000	$ 4,146,000	$ 4,957,000
Semiconductor	15,056,000	6,630,000	1,022,000
Security products	6,871,000	1,510,000	2,587,000
Total revenues	26,391,000	12,286,000	8,566,000

Cost of revenues:
Cost of medical revenues	3,869,000	3,821,000	3,822,000
Cost of semiconductor revenues	11,953,000	6,316,000	1,280,000
Cost of security product revenues	6,222,000	1,919,000	1,084,000
Total cost of revenues	22,044,000	12,056,000	6,186,000

Gross margin	4,347,000	230,000	2,380,000

Operating expenses:
Research and development	1,313,000	1,942,000	1,631,000
Selling, general and administrative	8,933,000	5,524,000	4,599,000
Impairment of goodwill	457,000	-	-
Total operating expenses	10,703,000	7,466,000	6,230,000

Loss from operations	(6,356,000)	(7,236,000)	(3,850,000)

Other income (expenses):
Interest income	50,000	48,000	23,000
Interest expense	(246,000)	(142,000)	(135,000)
Loss on extinguishment of debt instrument	(1,294,000)	-	-
Change in fair value of embedded derivatives related to preferred stock features	1,121,000	-	-
Equity losses in unconsolidated subsidiaries	(359,000)	(75,000)	(50,000)
Total other expense, net	(728,000)	(169,000)	(162,000)

Net loss	(7,084,000)	(7,405,000)	(4,012,000)

Preferred distribution, dividends and accretion	(1,089,000)	(1,183,000)	(2,527,000)

Net loss applicable to common shareholders	$ (8,173,000)	$ (8,588,000)	$ (6,539,000)

Net per share applicable to common shareholders, basic and diluted	$ (0.72)	$ (0.91)	$ (0.89)

Weighted average common shares outstanding used in computing basic and diluted loss per share	11,325,842	9,412,548	7,317,677

The accompanying notes are an integral part of these consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 2006

	Common Stock						Treasury Stock
	Number of shares	$.10 par value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income	Shares	Cost	Notes Receivable from Employees	Total Stockholders' Equity	Comprehensive Loss
Balance at June 30, 2003	6,650,156	$665,000	$16,064,000	$(12,988,000)	$ (7,000)	$ 117,000	-	$ -	$ (223,000)	$ 3,628,000	-
Issuance of common stock pursuant to exercise of stock options	138,635	14,000	516,000	-	-	-	-	-	-	530,000	-
Issuance of common stock pursuant to exercise of warrants	186,120	19,000	1,083,000	-	-	-	-	-	-	1,102,000	-
Issuance of common stock pursuant to employee stock purchase plan	7,135	1,000	28,000	-	-	-	-	-	-	29,000	-
Issuance of common stock pursuant to private financing agreement, net of issuance costs of $310,000	468,604	47,000	4,642,000	-	-	-	-	-	-	4,689,000	-
Conversion of 7% Series A Cumulative Convertible Preferred Stock and related accrued dividends into common stock	301,143	30,000	1,501,000	(32,000)	-	-	-	-	-	1,499,000	-
Conversion of 5% Series B Cumulative Convertible Preferred Stock and related accrued dividends into common stock	371,336	37,000	2,057,000	(63,000)	-	-	-	-	-	2,031,000	-
Issuance of common stock to consultants in exchange for services	11,205	1,000	109,000	-	-	-	-	-	-	110,000	-
Accretion and dividends on 7% Series A Cumulative Convertible Preferred Stock	-	-	-	(532,000)	-	-	-	-	-	(532,000)	-
Accretion of the beneficial conversion feature and common stock warrants in connection with the 5% Series B Cumulative Convertible Preferred Stock	-	-	1,009,000	(1,224,000)	-	-	-	-	-	(215,000)	-
Accretion of the beneficial conversion feature and common stock warrants in connection with the 5% Series C Cumulative Convertible Preferred Stock	-	-	1,005,000	(638,000)	-	-	-	-	-	367,000	-
Conversion of 5% Series C Cumulative Convertible Preferred Stock and related accrued dividends into common stock	175,000	17,000	1,164,000	-	-	-	-	-	-	1,181,000	-
Repayment of notes receivable from employees	-	-	-	-	-	-	-	-	223,000	223,000	-
Investment in unconsolidated subsidiaries	10,344	1,000	112,000	-	-	(6,000)	3,103	(34,000)	-	73,000	(6,000)
Fair value associated with warrants and nonqualified stock options issued to nonemployees	-	-	992,000	-	2,000	-	-	-	-	994,000	-
Stock-based compensation associated with warrants and nonqualified stock options issued to employees below fair market value	50,660	5,000	1,040,000	-	(444,000)	-	-	-	-	601,000	-
Unrealized gain on available for sale securities	-	-	-	-	-	202,000	-	-	-	202,000	202,000
Value of underwriter IPO unit warrant extension	-	-	38,000	(38,000)	-	-	-	-	-	-	-
Net loss	-	-	-	(4,012,000)	-	-	-	-	-	(4,012,000)	(4,012,000)
Balance at June 30, 2004	8,370,338	$ 837,000	$ 31,360,000	$ (19,527,000)	$ (449,000)	$ 313,000	3,103	$(34,000)	$ -	$ 12,500,000	$ (3,816,000)

The accompanying notes are an integral part of these consolidated financial statements

IMPLANT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 2006

	Common Stock						Treasury Stock
	Number of shares	$.10 par value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Shares	Cost	Total Stockholders' Equity	Comprehensive Loss
Balance at June 30, 2004	8,370,338	$ 837,000	$ 31,360,000	$ (19,527,000)	$ (449,000)	$ 313,000	3,103	$ (34,000)	$ 12,500,000	-
Issuance of common stock pursuant to exercise of stock options	153,160	15,000	856,000	-	-	-	-	-	871,000	-
Issuance of common stock pursuant to exercise of warrants	42,810	4,000	137,000	-	-	-	-	-	141,000	-
Issuance of common stock pursuant to employee stock purchase plan	3,075	-	25,000	-	-	-	-	-	25,000	-
Issuance of common stock pursuant to private financing agreement, net of issuance costs	1,080,780	108,000	7,181,000	-	-	-	-	-	7,289,000	-
Conversion of 5% Series C Cumulative Convertible Preferred Stock and related accrued dividends into common stock	208,289	21,000	1,417,000	(55,000)	-	-	-	-	1,383,000	-
Accretion and dividends on 5% Series C Cumulative Convertible Preferred Stock	-	-	-	(649,000)	-	-	-	-	(649,000)	-
Investment in unconsolidated subsidiaries	76,687	8,000	742,000	-	-	(78,000)	13,346	(129,000)	543,000	(78,000)
Issuance of common stock pursuant to investment in Core Systems	311,437	31,000	3,219,000	-	-	-	-	-	3,250,000	-
Issuance of common stock in exchange for the retirement of debt in connection with the acquisition of Core Systems	48,875	5,000	505,000	-	-	-	-	-	510,000	-
Issuance of common stock warrants in connection with the acquisition of Core Systems	-	-	1,122,000	-	-	-	-	-	1,122,000	-
Issuance of common stock pursuant to investment in Accurel Systems International	418,194	42,000	3,478,000	-	-	-	-	-	3,520,000	-
Fair value associated with warrants and nonqualified stock options issued to nonemployees	-	-	228,000	-	(129,000)	-	-	-	99,000	-
Value ascribed to stock options issued to employees below fair market value	-	-	144,000	-	(144,000)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	6,000	(54,000)	(54,000)	-
Amortization of deferred compensation	-	-	(94,000)	-	373,000	-	-	-	279,000	-
Issuance of common stock for assets acquired from Rosses Medical	43,197	4,000	196,000	-	-	-	-	-	200,000	-
Unrealized gain on available for sale securities	-	-	-	-	-	(240,000)	-	-	(240,000)	(240,000)
Value of underwriter IPO unit warrant extension	-	-	479,000	(479,000)	-	-	-	-	-
Net loss	-	-	-	(7,405,000)	-	-	-	-	(7,405,000)	(7,405,000)
Balance at June 30, 2005	10,756,842	$ 1,075,000	$ 50,995,000	$ (28,115,000)	$ (349,000)	$ (5,000)	22,449	$(217,000)	$ 23,384,000	$(7,723,000)

The accompanying notes are an integral part of these consolidated financial statements

IMPLANT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 2006

	Common Stock						Treasury Stock
	Number of shares	$.10 par value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Shares	Cost	Total Stockholders' Equity	Comprehensive Loss
Balance at June 30, 2005	10,756,842	$ 1,075,000	$ 50,995,000	$ (28,115,000)	$ (349,000)	$ (5,000)	22,449	$(217,000)	$ 23,384,000	-
Employee stock purchase plan	41,204	4,000	100,000	-	-	-	-	-	104,000	-
Stock issued for option exercises	41,700	4,000	66,000	-	-	-	4,545	(19,000)	51,000	-
Stock issued with warrant exercises	16,185	2,000	69,000	-	-	-	-	-	71,000	-
Warrants issued to consultants for services	-	-	119,000	-	-	-	-	-	119,000	-
S-3 expenses	-	-	(7,000)	-	-	-	-	-	(7,000)	-
Shares issued in conjunction with Core Systems	112,495	11,000	(11,000)	-	-	-	-	-	-	-
Shares issued in conjunction with Accurel Systems	504,145	51,000	(51,000)	-	-		-	-	-	-
Series D expenses	-	-	(71,000)	-	-	-	-	-	(71,000)	-
Warrants issued in connection with Series D	-	-	672,000	-	-	-	-	-	672,000	-
Amortization of deferred compensation	-	-	(305,000)	-	332,000	-	-	-	27,000	-
Share-based compensation	-	-	2,348,000	-	-	-	-	-	2,348,000	-
Shares issued in conjunction with conversion of Series D	261,233	26,000	883,000	-	-	-	-	-	909,000	-
Series D conversion expense	-	-	477,000	-	-	-	-	-	477,000	-
Series D accretion and dividends	-	-	-	(1,089,000)	-	-	-	-	(1,089,000)	-
Unrealized gain on available for sale securities	-	-	-	-	-	19,000	-	-	19,000	19,000
Net loss	-	-	-	(7,084,000)	-	-	-	-	(7,084,000)	(7,084,000)

Balance at June 30, 2006	11,733,804	$1,173,000	$55,284,000	$(36,290,000)	$(17,000)	$14,000	26,994	$(236,000)	$19,928,000	($7,103,000)

The accompanying notes are an integral part of these consolidated financial statements

IMPLANT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended June 30,
Cash flows from operating activities:	2006	2005	2004
Net loss	$ (7,084,000)	$ (7,405,000)	$ (4,012,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,332,000	1,611,000	881,000
Amortization of intangible assets	721,000	589,000	382,000
Share-based compensation expense	2,493,000	378,000	1,668,000
Equity loss in unconsolidated subsidiaries	359,000	75,000	50,000
Loss on equipment write down	43,000	357,000	-
Change in fair value of embedded derivatives	(1,121,000)	-	-
Loss on extinguishment of debt instrument	1,294,000	-	-
Impairment charge	457,000	-	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(437,000)	433,000	(1,365,000)
Inventories	(328,000)	(549,000)	(8,000)
Prepaid expenses and other current assets	(281,000)	59,000	(102,000)
Accounts payable	180,000	(19,000)	(171,000)
Accrued expenses	(533,000)	454,000	(6,000)
Deferred revenue	(294,000)	714,000	36,000
Long-term lease liability	-	(26,000)	-
Net cash used in operating activities	(2,199,000)	(3,329,000)	(2,647,000)

Cash flows from investing activities:
Purchase of property and equipment	(618,000)	(688,000)	(355,000)
Proceeds from sale of equipment	-	1,400,000	-
Investment in- available for sale securities	(1,000)	(25,000)	(40,000)
Acquisition of Core Systems, net of cash received	-	(2,404,000)	-
Acquisition of Accurel Systems International, net of cash received	-	(6,425,000)	-
Increase in other non-current assets	(33,000)	(75,000)	(105,000)
Net cash used in investing activities	(652,000)	(8,217,000)	(500,000)

Cash flows from financing activities:
Proceeds from issuance of common stock including the exercise of options and the Employee Stock Purchase Plan	49,000	896,000	559,000
Proceeds from warrant exercise	70,000	141,000	1,102,000
Proceeds from issuance of 5% Series B Cumulative Convertible Preferred Stock, net of issuance costs	-	-	1,818,000
Proceeds from issuance of 5% Series C Cumulative Convertible Preferred Stock, net of issuance costs	-	-	2,282,000
Proceeds from term note, net of issuance costs	2,833,000	-	-
Proceeds from issuance of Series D Cumulative Redeemable Convertible Preferred Stock, net of issuance costs	1,894,000	-	-
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(279,000)	-	-
Principal payments of long-term debt and capital lease obligations	(2,061,000)	(2,083,000)	(1,579,000)
Borrowing from line of credit	1,000,000	-	-
Acquisition of treasury shares	-	(54,000)	-
Principal payments of notes receivable from employees	-	-	223,000
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	-	7,289,000	4,689,000
Net cash flows provided by financing activities	3,506,000	6,189,000	9,094,000
Net change in cash and cash equivalents	655,000	(5,357,000)	5,947,000
Cash and cash equivalents at beginning of year	1,549,000	6,906,000	959,000
Cash and cash equivalents at end of year	$ 2,204,000	$ 1,549,000	$ 6,906,000

Years ended June 30,
	2006	2005	2004
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$ -	$ 167,000	$ 135,000

Noncash Investing and Financing Activity:
Value of IPO warrant extension	$ -	$ 479,000	$ 38,000
Issuance of Series B warrants	$ -	$ -	$ 184,000
Noncash beneficial conversion feature - Series B	$ -	$ -	$ 826,000
Issuance of Series C warrants	$ -	$ -	$ 305,000
Noncash beneficial conversion feature - Series C	$ -	$ -	$ 700,000
Capital equipment acquired under capital lease	$ 223,000	$ -	$ -
Conversion of Series A Cumulative Convertible Preferred stock and accrued dividends into common stock	$ -	$ -	$ 1,531,000
Conversion of Series B Cumulative Convertible Preferred stock and accrued dividends into common stock	$ -	$ -	$ 2,064,000
Conversion of Series C Cumulative Convertible Preferred stock and accrued dividends into common stock	$ -	$ 1,438,000	$ 1,181,000
Conversion of Series D Cumulative Convertible Preferred stock into common stock	$ 909,000	$ -	$ -
Accretion of 7% Series A Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$ -	$ -	$ 564,000
Accretion of 5% Series B Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$ -	$ -	$ 1,287,000
Accretion of 5% Series C Cumulative Convertible Preferred Stock dividends, beneficial conversion feature and warrants	$ -	$ 704,000	$ 638,000
Accretion of Series D Cumulative Redeemable Convertible Preferred Stock dividends, derivatives and warrants	$ 628,000	$ -	$ -
Value of intangible asset acquired in exchange for long-term note payable	$ -	$ -	$ 1,007,000
Value of software technology acquired in exchange for cash and shares of common stock	$ -	$ 300,000	$ -
Repayment of term note with Series D Cumulative Redeemable Convertible Preferred Stock	$ 3,000,000	$ -	$ -
Modification of embedded derivative related to Series D conversion feature	$ 817,000	$ -	$ -

    Supplemental Disclosure of Cash Flow Information

On October 15, 2004, the Company acquired Core Systems Incorporated -
Fair value of assets:
Accounts receivable	$ 518,000
Inventory	174,000
Property, plant and equipment	3,422,000
Intangible assets	335,000
Goodwill	4,647,000
Other assets	74,000
Liabilities assumed:
Accounts payable and accrued expenses	(1,063,000)
Debt and capital leases	(621,000)
Purchase price:
Cash paid for purchase of Core Systems, net of cash acquired	(2,604,000)
Fair value of warrants issued	(1,122,000)

Fair value of common stock issued	$ 3,760,000

On March 9, 2005, the Company acquired Accurel Systems International Corporation -
Fair value of assets:
Accounts receivable	$ 1,073,000
Property, plant and equipment	3,957,000
Assets held for sale	1,400,000
Intangible assets	1,670,000
Goodwill	7,566,000
Other assets	183,000
Liabilities assumed:
Accounts payable and accrued expenses	(557,000)
Long-term lease liability	(829,000)
Debt and capital leases	(2,440,000)
Purchase price:
Debt issued to selling shareholders	(1,650,000)
Cash paid for purchase of Accurel, net of cash acquired	(6,853,000)

Fair value of common stock issued	$ 3,520,000

The accompanying notes are an integral part of these consolidated financial statements.

1.	Description of Business

Implant Sciences Corporation (the “Company”) develops products for the medical device and security products industry. Its core technology involves ion implantation and thin film coatings of radioactive and non-radioactive materials. The Company has received Food and Drug Administration 510(k) clearance to market both its I-Plant’ Iodine-125 radioactive seed for the treatment of prostate cancer and its Ytterbium-169 source for breast cancer therapy. The Company also modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant. The Company provides ion implantation and analytical services to the semiconductor industry and also semiconductor equipment. The Company markets and sells its existing trace explosives detector products while continuing to make significant investments in developing the next generation of these products.

Risks and Uncertainties

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products. For the year ended June 30, 2006, the Company reported a net loss of $7,084,000 and used $2,199,000 in cash from operations. As of June 30, 2006, the Company had an accumulated deficit of approximately $36,290,000 and working capital of $2,259,000. The Company has drawn $1,000,000 on a $1,500,000 revolving credit facility with a bank, which subsequent to June 30, 2006 was modified to extend its expiration date to December 31, 2007. Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations. Failure of the Company to achieve its projections may require the Company to seek additional financing.

Management has prepared operating plans which would indicate the Company has sufficient financial resources to sustain operations for at least the next twelve months. These plans depend on the successful increase in the semiconductor service revenue. Management has also developed plans which provide for cost cutting measures should projected revenues not be met. Management believes that these cost cutting measures will be sufficient to allow the Company to continue as a going concern should revenue projections not be met.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations. The Company raised net proceeds aggregating approximately $3,506,000 during the year ended June 30, 2006 from the sale of common stock in connection with a private placement and the exercise of options and warrants. Since the end of our fiscal year ended June 30, 2006, the Company has taken several steps to mitigate the risk of its ability to continue as a going concern. The Series D preferred stock contains mandatory redemptions on a monthly basis beginning in October 2006. These mandatory redemptions are redeemable in cash or shares of the Company’s common stock, at the Company’s option so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price. There can be no assurances that forecasted results will be achieved or that the Company’s stock price will remain at a level to allow the Company to redeem the outstanding shares of Series D preferred and accrued dividends with shares of its common stock.

During the course of fiscal 2006 the Company experienced significant growth in both its semiconductor and security product businesses. The semiconductor business growth came as a result of a full year of revenue from two companies acquired in fiscal 2005. In the fiscal 2006, the Security Division was successful in transitioning its prototype products to manufacturable products. While initially, the Company manufactured the product internally, over the course of the year, as a way to reduce the cost, the manufacturing process was outsourced to a contract manufacturer.

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

Based on the current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand, and the net proceeds from the government awards mentioned above would be sufficient to fund operations until the Company achieves profitability. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.

These conditions raise substantial doubt about the Company's ability to conginue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation, warranty reserves, accounting for embedded derivatives, and impairment of goodwill and intangibles. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters. Consequently, actual results could differ from such estimates.

Cash, Cash Equivalents, and Investments

The Company considers any securities with original maturities of 90 days or less at the time of investment to be cash equivalents.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. At June 30, 2006, these securities consisted of common stock in CardioTech International, Inc. (“CardioTech”), a related party. This common stock is recorded at fair market value with any unrealized gains and losses reported as a separate component of equity in other accumulated comprehensive income (loss).

Comprehensive Loss

The Company has accumulated other comprehensive losses resulting from the unrealized losses on an investment in marketable securities of CardioTech and the recognition of the unrealized loss of the Company’s share of CardioTech stock owned by CorNova, Inc. (“CorNova”), which is recorded as a separate component of equity in other accumulated comprehensive loss.

Financial Instruments

The estimated fair values of the Company’s financial instruments, which at June 30, 2006 and 2005 include cash equivalents, investments in available for sale securities, accounts receivable, accounts payable and long-term debt approximates their carrying values due to their short-term nature or market variable rates of interest.

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Work-in-process and finished goods includes labor and overhead, and are stated at the lower of cost (first in, first out) or market.

Property and Equipment

Equipment and leasehold improvements are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Equipment purchased under capital leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense. Expenditures for repairs and maintenance are charged to expense as incurred.

Estimated Lives
Machinery and equipment	5 - 7 years
Computers and software	3 - 5 years
Leasehold improvements and equipment under capital leases	Lesser of the remaining life of the lease or the useful life
Furniture and fixtures	5 - 7 years
Motor vehicles	7 years

Warranty Costs

The Company accrues warranty costs in the period the related revenue is recognized. The following table details the changes in the Company’s warranty reserve:

	Year ended June 30,
	2006	2005	2004
Beginning balance	$ 66,000	$ 2,000	$ 2,000
Accrued warranty expense	133,000	64,000	-
Charges against the reserve	(133,000)	-	-
Ending balance	$ 66,000	$ 66,000	$ 2,000

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

Patent Costs

As of June 30, 2006, there were 17 active patents issued. The Company expenses patent costs as incurred.

Goodwill and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable

 At June 30, 2006, the Company had goodwill and intangible assets of $13,286,000.  SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if impairment exists, management continually compares the reporting unit's carrying value to the reporting unit's fair value. The Company has four reporting units, medical, explosives detection, semiconductor wafer processing and semiconductor analytical services. All of the Company’s goodwill is allocated to the semiconductor wafer processing and the semiconductor analytical services reporting units. Determining the reporting unit's fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31st as the date of performing the annual goodwill impairment test and has concluded the goodwill is impaired in its semiconductor wafer processing reporting unit. The assessment required a write down of our goodwill by $457,000 which has been expensed in the year ended June 30, 2006. Future events could cause management to conclude that additional impairment indicators exist and that goodwill associated with the Company’s acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Intangible assets with finite lives consist of acquired customer base, technology and trademarks and are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which matches the periods in which those cash flows are estimated to be produced. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets with finite lives have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. The intangible assets were not considered to be impaired at June 30, 2006 and 2005.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables.

The Company grants credit to its customers, primarily large corporations in the medical device and semiconductor industries and the U.S. government. The Company performs periodic evaluations of customer’s payment history and generally does not require collateral. Receivables are generally due within thirty days. Credit losses have historically been minimal, which is consistent with management’s expectations. Reserves are provided for estimated amounts of accounts receivable which may not be collected. The Company has no significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements. The Company places its cash with financial institutions which it believes are of high credit quality.

The Company had two major customers with revenues in excess of 10% of the Company’s total revenues for the years ended June 30, 2006 and 2005 and three in 2004, that accounted for the following annual revenue:

	2006		2005		2004
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues

Company A	$3,478,000	13%	$2,020,000	16%	$2,969,000	35%
Company B	1,457,000	6%	1,586,000	13%	1,585,000	19%
Company C	-	-	-	-	883,000	10%
Company D	2,650,000	10%	-	-	-	-

At June 30, 2006 and 2005, this customer accounted for the following amounts of accounts receivable:

	2006		2005
	Accounts Receivable (1)	% of Total A/R	Accounts Receivable (1)	% of Total A/R
Company A	$ 362,000	10%	$ 843,000	26%
                                            (1) Contains billed and unbilled revenue

The following table details the changes in the Company’s reserve for uncollectible accounts:

	Year ended June 30,
	2006	2005	2004
Beginning balance	$ 147,000	$ 89,000	$ 50,000
Additional accruals to the reserve	3,000	78,000	39,000
Charges against the reserve	(29,000)	(20,000)	-
Ending balance	$ 121,000	$ 147,000	$ 89,000

Employee Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payments,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock issued from certain employee stock purchase plans, to be recognized in earnings based on their modified-grant date fair values. Pro forma disclosure is no longer an alternative.

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

The following table illustrates the effect on net loss applicable to common shareholders and net loss per share applicable to common shareholders as if the fair value method had been applied to all outstanding and unvested awards in the prior period:

	Years Ended June 30,
	2005	2004
Net loss applicable to common shareholders, as reported	$ (8,588,000)	$ (6,539,000)
Add: stock-based employee compensation expense included in reported net loss applicable to common shareholders, net of tax	279,000	295,000
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(1,901,000)	(856,000)
Pro forma net loss applicable to common shareholders	$ (10,210,000)	$ (7,100,000)
Net loss per share applicable to common shareholders, basic and diluted:
As reported	$ (0.91)	$ (0.89)
Proforma	$ (1.08)	$ (0.97)

Under the provisions of SFAS 123R the Company recorded $2,348,000 of stock based compensation, which includes $58,000 of compensation expense attributable to its Employee Stock Purchase Plan. Included in the consolidated statement of operations for the year ended June 30, 2006 is $145,000 of compensation expense attributable to other non-employee options and warrants.

The total non-cash stock-based compensation expense included in the consolidated statement of operations for the year ended June 30, 2006 is included in the following expense categories:

	Years Ended
	2006	2005	2004
Cost of revenues	$ 620,000	$ 2,000	$ 89,000
Research and development	122,000	241,000	300,000
Selling, general and administrative	1,751,000	135,000	1,279,000
Total	$ 2,493,000	$ 378,000	$ 1,668,0000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option forfeitures within the valuation model. The expected term of options granted is calculated using the “Simplified Method” as outlined SFAS 123R and reflects the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of grant.

	Stock Option Plans			Stock Purchase Plan
	2006	2005	2004	2006
Risk free interest rate	3.72%-4.89%	4.10%-4.73%	2.87%-6.69%	4.33% - 4.79%
Expected dividend yield	0%	0%	0%	0%
Expected lives (years)	2.5 - 6 years(1)	5 - 10 years	5 - 10 years	6 months
Expected volatility	68% - 81%	62% - 68%	47% - 68%	49% - 61%
Expected forfeiture rate	4%	0%	0%	0%
Contractual term	5 - 10 years	5 - 10 years	5 - 10 years	6 months

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

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed or determinable price and terms, delivery of the product has occurred or the service performed in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. The Company provides for estimated returns at the time of shipment based on historical data. Shipping costs charged to the customer are include in revenues and are not significant.

Contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred. The Company’s obligation with respect to these agreements is to perform the research on a best-efforts basis.

Treatment systems planning revenues consists of sales of software licenses and maintenance agreements, product related training, installation, and consulting, and the associated hardware. Revenue from sales of software licenses and maintenance agreements is recognized ratably over the maintenance contract period, which is generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (AICPA). Revenue from training, installation, consulting services and the associated hardware are recognized as the services are performed or product is delivered, provided there is vendor specific objective evidence (VSOE) of fair value which is the price charged when the services are sold separately. Revenues from treatment planning systems is included in medical revenues and amounted to $121,000 in 2006. Revenue from treatment planning systems was immaterial in 2005 and $0 in 2004.

Deferred revenues are recorded when the Company receives payments for product or services for which it has not yet completed its obligation to deliver product or has not completed services required by agreements.

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At June 30, 2006, 2005 and 2004 unbilled accounts receivable represented approximately 1%, 9% and 67% of total accounts receivable. Generally, there are no prerequisites necessary to invoice.

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

The Company funded and customer reimbursed research and development costs were as follows:

	Years ended June 30,
	2006	2005	2004

Company funded	$ 1,313,000	$ 1,942,000	$ 1,631,000
Customer funded	2,775,000	1,691,000	2,210,000

Total research and development	$ 4,088,000	$ 3,633,000	$ 3,841,000

Software Development Costs

The Company accounts software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Accordingly, the costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time, any additional costs are capitalized. The Company believes technological feasibility has been established at the time at which a working model of the software has been completed and costs eligible for capitalization are immaterial.

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

The Company had the following potential dilutive securities outstanding on June 30, 2006: options and warrants to purchase 1,836,551 and 1,756,228 shares, respectively, of the Company’s common stock at weighted average exercise prices of $5.41 and $7.679 per share, respectively and (ii) Series D Preferred Stock convertible into an aggregate of 985,761 shares of the Company’s common stock. Such potential dilutive securities were not included in the calculation of diluted loss per share in 2006 because the inclusion thereof would be antidilutive.

The Company had the following potential dilutive securities outstanding on June 30, 2005: options and warrants to purchase 1,908,331 and 2,324,389 shares, respectively, of the Company’s common stock at weighted average exercise prices of $5.66 and $9.53 per share, respectively. Such potential dilutive securities were not included in the calculation of diluted loss per share in 2005 because the inclusion thereof would be antidilutive.

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

Advertising Costs

Advertising costs are expensed when incurred within selling, general and administrative expense. Advertising costs were immaterial for the years ended June 30 2006, 2005 and 2004.

Shipping and Handling

The Company accounts for its shipping and handling cost within its cost of revenues.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption 6 is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. This interpretation of FAS 109 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05−07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05−07”). EITF 05−07 requires that a change in the fair value of a conversion option brought about by modifying the debt agreement be included in analyzing in accordance with EITF consensus on Issue No. 96−19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96−19”), whether a debt instrument is considered extinguished. Under EITF 96−19’s requirements, an issuer who modifies a debt instrument must compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent, the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent, the debt is considered to be modified and is subject to EITF 96−19’s modification accounting. EITF 05−07 requires that in applying the 10 percent test the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. EITF 05−07 also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of the conversion option of a debt instrument that does not result in an extinguishment. EITF 05−07 is effective for modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05−07 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2005, the EITF reached a consensus on Issue No. 05−08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05−08”). Under EITF 05−08, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid−in capital. EITF 98−05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00−27, Application of Issue No. 98−05 to Certain Convertible Instruments, require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid−in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid−in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. EITF 05−08 should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98−05 and EITF 00−27 for periods beginning after December 15, 2005. The Company does not expect the adoption of EITF 05−08 to have material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115−1 and FAS 124−1, The Meaning of Other−Than−Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115−1 and FAS 124−1”). This FSP nullifies certain requirements of EITF Issue No. 03−01 and supersedes EITF Abstracts, Topic No. D−44, Recognition of Other−Than−Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115−1 and FAS 124−1, the amount of any other−than−temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115−1 and FAS 124−1 are effective for reporting periods beginning after December 15, 2005. The Company does not expect the impact of adopting the guidance in FSP FAS 115−1 and FAS 124−1 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of adopting FAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

3.   Acquisitions

Core Systems Incorporated

On October 15, 2004, the Company completed the acquisition of Core Systems Incorporated (“Core”), a privately held semiconductor wafer processing company. The transaction was structured as a reorganization of Core with and into a newly formed, wholly-owned subsidiary of the Company. The operating results of Core Systems have been included in the Company’s statement of operations beginning October 15, 2004.

 The aggregate purchase price of Core was $7,486,000, which consisted of $2,000,000 in cash; 311,437 shares of the Company's common stock with an aggregate fair value of $3,250,000; direct acquisition costs of approximately $1,726,000 and the payment of approximately $510,000 of debt and other obligations coincident with the closing which were paid by issuing 48,875 shares of the Company’s common stock. The number of shares issued was initially determined by the average price of the Company’s stock over a twenty day period ending October 8, 2004. The share price was subject to adjustment limiting the gain or loss in the value of the Company stock, over a twenty day period at the end of a six month lock-up, ending April 15, 2005, to 25% from the initial value. The twenty day average price of the stock for the period ending April 15, 2005 was $5.75 which resulted in the need to issue an additional 112,475 shares. These shares were issued in August 2005. The fair value of the Company's common stock was determined based on the average market price of the Company's common stock over a period of time before October 15, 2004, the date fair value is to be determined, pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In addition the purchase was subject to an earn out, payable in Company stock, which if earned would be accounted for as additional purchase price. The earn out period measurement date was October 14, 2005. No earn out payments became due.

Core Purchase Price

Cash	$ 2,000,000
Common stock	3,250,000
Common stock used to retire debt	510,000
Warrant	1,122,000
Direct costs	604,000
$ 7,486,000

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

October 15, 2004

Accounts receivable	$518,000
Inventory	174,000
Property and equipment	3,422,000
Other intangible assets	335,000
Goodwill	4,647,000
Other assets	74,000
Accounts payable and accrued expenses	(1,063,000)
Debt and capital leases	(621,000)
$7,486,000

The allocation of purchase price is the responsibility of management. The Company has considered a number of factors, including professional appraisals, for the valuation of equipment acquired, in making its purchase price allocation determination. The acquisition of Core resulted in goodwill of $4,647,000. The Company also identified $335,000 of intangible assets with finite lives. The intangible assets are being amortized over a period of sixty months, the estimated useful lives of the assets, from the date of acquisition, October 15, 2004. Amortization expense for the year ended June 30, 2006 and 2005 related to these intangible assets was $66,000 and $47,000, respectively. In fiscal 2006, after performing its annual assessment of goodwill and other intangible assets, management recorded an impairment charge of $457,000 against the goodwill attributable to Core. This charge is reflected in the statement of operations for the year ended June 30, 2006.

The acquisition of Core is accounted for as a purchase under SFAS No. 141, “Business Combinations.” Accordingly, the operating results of Core are included in the accompanying consolidated financial statements since the acquisition date as part of the Company's semiconductor reporting segment.

Accurel Systems International Corporation

On March 9, 2005, the Company acquired all of the stock of Accurel Systems International Corporation (“Accurel”), a California S Corporation, from existing shareholders.  The aggregate purchase price of Accurel of $12,176,000 consists of the issuance of 418,194 shares of the Company’s common stock with a fair value of $3,520,000 based upon a value per share of $8.42, $6,036,000 in cash, $1,650,000 note payable to the former Accurel shareholders and estimated direct acquisition costs of $970,000. The shareholder notes became due in 120 days from the closing and earned interest at 5%. The notes were collateralized by all of the equipment of Accurel. The notes were paid in full on July 8, 2005. The shares issued were determined based on the average market price of the securities over a twenty day period ending March 8, 2005. The share price for valuation purposes was determined by the average share price for the period just prior to the date of the merger agreement announcement, pursuant to the guidance in EITF Issue No. 99-12. The purchase is subject to a 12-month holdback of $500,000 subject to the settlement of any and all pre-acquisition contingencies not specifically identified in the closing balance sheet. The shares issued were also subject to adjustment if the Company’s average stock price during the twenty trading days prior to the end of a three month lock-up is 25% higher or lower than the price on the closing date. The effect of this adjustment is to limit the selling shareholders’ gain or loss on the Company’s common stock to 25% during the lock-up period ended June 9, 2005. The average stock price for the twenty day period ended June 9, 2005 was $2.97. In August 2005, an additional 504,144 shares of Company common stock was issued as a result of this adjustment. Accurel’s results from operations are included in the Company’s consolidated statement of operations beginning March 9, 2005, the date of acquisition.

Accurel Purchase Price

Cash	$ 6,036,000
Common stock	3,520,000
Notes payable to former shareholders	1,650,000
Direct costs	970,000
$ 12,176,000

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

March 9, 2005
Cash	$ 153,000
Accounts receivable	1,073,000
Prepaid expenses and other assets	183,000
Property, plant and equipment	3,957,000
Intangible assets with finite lives	1,670,000
Goodwill	7,566,000
Assets held for sale	1,400,000
Other liabilities	(1,386,000)
Debt and capital leases	(2,440,000)
$ 12,176,000

The above allocation of the purchase price includes the value of the intangible assets, determined to be $1,670,000 and goodwill of $7,566,000. The intangible assets are being amortized over periods of eighteen months to seven years based on their estimated useful lives. Amortization expense for these assets for the years ended June 30, 2006 and 2005 was $320,000 and $108,000, respectively. The allocation of the purchase price of Accurel is based on management estimates and assumptions and the results of independent appraisals.  The allocation of purchase price is the responsibility of management. The Company considered a number of factors, including professional appraisals, in making its final determination. Included in the above allocation is an unfavorable lease obligation of $829,000, which was recorded as a long-term lease liability in accordance with SFAS 141. This liability reflects the estimated amount that Accurel’s future obligations under its facility lease are above the fair value of the leased facility, based on current market conditions on the acquisition date. The lease expires in 2010. During the years ended June 30, 2006 and 2005, the Company amortized approximately $102,000 and $26,000, respectively, related to this long-term lease liability.

The acquisition of Accurel is accounted for as a purchase under SFAS No. 141. Accordingly, the operating results of Accurel are included in the accompanying consolidated financial statements since the acquisition date as part of the Company's semiconductor reporting segment.

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

	Year Ended
	June 30,
	2005	2004

Revenues	$19,126,000	$21,100,000

Loss from operations	(7,356,000)	(3,601,000)

Net loss	(7,735,000)	(3,921,000)

Preferred distribution, dividends and accretion	(1,183,000)	(2,527,000)

Net loss applicable to common shareholders	($8,918,000)	($6,448,000)

Net loss per share applicable to common shareholders, basic and diluted	($0.88)	($0.74)

Weighted average common shares outstanding, basic and diluted	10,168,743	8,663,924

4. Inventories

    Inventories consist of the following:
	June 30,
	2006	2005
Raw materials	$ 965,000	$ 548,000
Work-in-progress	291,000	416,000
Finished goods	276,000	240,000

	$ 1,532,000	$ 1,204,000

    The reserve for excess and obsolete inventory was $356,000, $204,000 and $81,000 as of June 30, 2006, 2005 and 2004, respectively.

	Year ended June 30,
	2006	2005	2004
Beginning balance	$ 204,000	$ 81,000	$ 61,000
Additional expense accrued to the reserve	212,000	204,000	81,000
Charges against the reserve	(60,000)	(81,000)	(61,000)
Ending balance	$ 356,000	$ 204,000	$ 81,000

5.  Property and Equipment

Property and equipment consists of the following:

	June 30,
	2006	2005
Machinery and equipment	$ 13,901,000	$ 13,812,000
Construction in progress	679,000	474,000
Computers and software	769,000	648,000
Leasehold improvements	445,000	356,000
Furniture and fixtures	337,000	212,000
Equipment under capital lease	282,000	122,000
Total property and equipment	16,413,000	15,624,000
Less: Accumulated depreciation and amortization	(7,504,000)	(5,190,000)

	$ 8 ,909,000	$ 10,434,000

The Company recorded depreciation expense of approximately $2,423,000, $1,580,000 and $866,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Capitalized leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.

6. Accrued Expenses

Accrued expenses consist of the following:
	June 30,
	2006	2005
Accrued costs related to acquisitions	$ 304,000	$ 794,000
Accrued compensation and benefits	883,000	730,000
Other accrued liabilities	798,000	921,000
	$ 1,985,000	$ 2,445,000

7. Investment in Unconsolidated Subsidiaries

In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech International, Inc. (“CardioTech”), a public company and related party of the Company, and CorNova, Inc. (“CorNova”) (Note 9). CorNova is a start-up company incorporated as a Delaware corporation on October 12, 2003. CorNova’s focus is the development and marketing of innovative interventional cardiology products. The Company has determined that its technology may have applications in CorNova’s products. In connection with the agreement, in March 2004, the Company and CardioTech issued 10,344 and 12,931 shares, respectively, of their respective common stock (the “Contributory Shares”) bearing an aggregate fair market value of $113,000 and $76,000, respectively, as of the date of the issuance. In exchange, the Company and CardioTech each received 1,500,000 shares of CorNova’s common stock, which represented a 30% ownership position for each party. In February 2005, upon CorNova’s securing of an additional $3,000,000 in financing (“Series A”), CardioTech and the Company each issued an additional shares of their common stock (the “Investment Shares”), which was equal in value to twenty-five percent (25%) of the gross proceeds of the Series A Financing, or $750,000. The Company and CardioTech issued additional 76,687 and 308,642 shares of their common stock, respectively. As of June 30, 2006 and 2005, the Company’s shares represent an 18% and 18.9% respectively, ownership position in CorNova, and had a position on the Board of Directors.

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

The Company is accounting for this investment under the equity method pursuant to APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of June 30, 2006, 87,031 shares have been issued to CorNova by the Company, 16,449 of which have been categorized as treasury stock in the accompanying balance sheet. These shares represent an approximate 18% of the shares issued. The Company’s Chief Executive Officer (“CEO”) is one of the directors of CorNova. For the years ended June 30, 2006, 2005 and 2004, the Company recognized approximately $359,000, $75,000 and $50,000, respectively, of equity losses in unconsolidated subsidiaries, representing the Company’s portion of CorNova’s net loss. The Company also recorded approximately $2,000 as an unrealized gain in 2006 and $78,000 and $6,000 as unrealized losses for the years ended June 30, 2005 and 2004, respectively. Gains and losses are recorded as other comprehensive income in the equity section of the Company’s financial statements. CorNova’s unaudited results for the twelve month period ended June 30, 2006 were:

	Year Ended June 30,
	2006	2005	2004
Revenue	$ 92,000	$ 34,000	-
Expenses	2,201,000	646,000	$ 45,000
Income tax benefit	180,000	240,000	-
Net Loss	($1,929,000)	($372,000)	($45,000)

CorNova is developing a series of coronary stents used in angioplasty procedures.  The ultimate goal is to market and sell a new drug eluting stent based on proprietary technology provided by the Company and CardioTech. All stents are primarily to be distributed in the non-US markets.  The first part of the plan is to market a new Cobalt-Chrome stent which has been developed and is scheduled to be released early in calendar 2007.  The drug eluting version which is based upon the Cobalt-Chrome base is still undergoing development testing.

8. Research and Development Arrangements

The Company is the recipient of several grants under the U.S. Government’s Small Business Innovative Research (SBIR) Program. These grants from the National Institute of Health are firm-fixed priced contracts and generally range in length from six to twenty-four months. Contracts received from the Department of Defense are both firm-fixed price and cost-plus type programs and also range from six to twenty-four months. Revenues under such arrangements were approximately $3,478,000, $2,022,000 and $2,969,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Revenues earned under these contracts are recognized in the appropriate business segment.

	Year ended June 30,
Segment	2006	2005	2004

Medical	$ 365,000	$ 444,000	$ 506,000
Semiconductor	-	-	-
Security products	3,113,000	1,294,000	2,463,000
Total	$ 3,478,000	$ 1,738,000	$ 2,969,000

Unbilled accounts receivable relating to such arrangements was approximately $21,000, $298,000 and $1,434,000 at June 30, 2006, 2005 and 2004, respectively.

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

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology. In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share. As of June 30, 2006, the Company has purchased these shares, the fair market value of which is $196,000 and is recorded as investments in available for sale securities in the accompanying consolidated balance sheet. The unrealized holding gains and losses are recorded as accumulated other comprehensive income (loss) within stockholders’ equity.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech and CorNova (Note 7). The Company’s CEO and the Company’s Chairman of the Nominating Committee are also on the Board of Directors of CorNova.

10. Commitments and Contingencies

(a) Capital and Operating Leases

The Company has an operating lease for its manufacturing, research and office space in Wakefield, MA which expires on December 31, 2008. The Company has an option to extend the lease for five additional years. Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility. The Company also has leases for both of its facilities in Sunnyvale, CA. The leases expire in December 2009 and September 2010 and the Company has an option to extend each lease for five additional years. The Company also has a small satellite facility in Austin, TX with a lease that expired in September 2006. The Company is currently negotiating a new lease for this location. Under the terms of the leases, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to these facilities. Total rental expense, including maintenance and real estate tax expenses, for the fiscal years ended June 30, 2006, 2005 and 2004 was $2,042,000, $1,352,000 and $644,000, respectively.

In conjunction with the acquisition of Accurel, the Company recorded a lease liability of $829,000. This liability reflects managements estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, if the lease had been negotiated under current market conditions. The balance of the lease liability on June 30, 2006 is $701,000, of which $126,000 is current.

Future minimum rental payments required under capital leases and operating leases with non-cancelable terms in excess of one year at June 30, 2006, together with the present value of net minimum lease payments are as follows:

	Capital Lease Payments	Operating Lease Payments

Year ending June 30:
2007	$ 105,000	$ 1,678,000
2008	93,000	1,709,000
2009	77,000	1,454,000
2010	66,000	838,000
2011	44,000	150,000
Total future minimum lease payments	$385,000	$ 5,829,000
Less: amounts representing interest	(90,000)
Present value of future minimum lease payments	295,000
Less: current portion	(70,000)
Capital lease obligation, net of current portion	$225,000

(b) Employment Agreements

On June 30, 2004, the Company entered into an employment agreement with Dr. Anthony J. Armini, the Company’s President and CEO, with an initial term of three years and an automatic renewal for a successive period of three years, unless the Company or Dr. Armini give the other party not less than three months written notice of non-renewal. Under this employment agreement, Dr. Armini serves as the Company’s president and chief executive officer at a base salary of up to $210,000 and is subject to increase as authorized by the Compensation Committee. In addition, Dr. Armini may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position. The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice. In the event the Company terminates Dr. Armini’s employment without cause, the Company will pay him 12 months salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Armini is subject to a non-competition provision.

On June 30, 2004, the Company entered into an employment agreement with Dr. Stephen Bunker, the Company’s Vice President and Chief Scientist, with an initial term of three years and an automatic renewal for a successive period of three years, unless the Company or Dr. Bunker give the other party not less than three months written notice of non-renewal. Under this employment agreement, Dr. Bunker serves as the Company’s vice president and chief executive scientist at a base salary of up to $150,000, subject to increase as authorized by the Compensation Committee. In addition, Dr. Bunker may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position. The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice. In the event the Company terminates Dr. Bunker’s employment without cause, the Company will pay him 12 months salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Bunker is subject to a non-competition provision.

On October 15, 2004, the Company entered into an employment agreement with Walter J. Wriggins, the Company’s Vice President and General Manager of Core Systems, with an initial term of one year and an automatic renewal for a successive period of one year, unless the Company or Mr. Wriggins give the other party not less than thirty days written notice of non-renewal. Under this employment agreement, Mr. Wriggins serves as the Company’s vice president of business development/operations and general manager of Core Systems at a base salary of $140,000. In addition, Mr. Wriggins may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position. The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice. In the event the Company terminates Mr. Wriggins’ employment without cause, the Company will pay him the balance of the salary due for the term of the agreement. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Mr. Wriggins is subject to a non-competition provision

(c)    Litigation

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

On or about March 8, 2006, the Company commenced an arbitration under the Rules of the American Arbitration Association against Respondents Majid Ghafghaichi (“Majid”) and Vahe Sarkissisian (“Vahe”), seeking a total of $3,994,000 for indemnification of various “Losses,” as defined in, and expressly allowed pursuant to, a Stock Purchase Agreement dated March 9, 2005 (the “Agreement”), between the Company, as the purchaser, Accurel Systems International Corporation (“Accurel), and  Majid and Vahe, as the sellers of 100% of the issued and outstanding shares of Accurel stock.

More specifically, there are four claims asserted by the Company against Respondents: (1) Damages of $3.4 million resulting from misrepresentations concerning the loss of business from a key Accurel customer; (2) unauthorized withdrawals in the amount of approximately $276,000 from Accurel by the Respondents prior to the closing; (3) approximately $49,000 of disallowed transaction expenses that the Respondents improperly received; and (4) undisclosed net liabilities totaling approximately $269,000.

Respondents have asserted counterclaims seeking “an aggregate amount in excess of $1,750,000,” based on the allegedly “late payment” to Respondents of Company stock and a Secured Promissory Note as part of the consideration for their sale of Accurel stock.  The Company has filed a detailed denial of all counterclaims.

The arbitration is now in the discovery phase, and the hearings are scheduled for February, 2007.

At this early stage of the proceedings, particularly before the commencement of depositions, it is difficult to assess the final outcome of this arbitration. However, the Company believes that the counterclaims have no merit, and will vigorously defend such counterclaims
On March 23, 2005, we entered into a Development, Distribution and Manufacturing Agreement (the “Agreement”) with Rapiscan Systems, Inc. (“Rapiscan”).  Under the terms of this agreement, we gave Rapiscan the exclusive worldwide rights to market our Quantum SnifferTM portable and benchtop trace detection devices under their private label.  We also agreed to give Rapiscan the exclusive worldwide rights to distribute certain other new security products which we may develop in the future with their funding, as well as rights, in some circumstances, to manufacture certain components of the Quantum SnifferTM portable and benchtop trace detection devices.

On March 24, 2006, the Company brought suit in the United States District Court in the District of Massachusetts against Rapiscan and its parent, OSI Systems, Inc. (“OSI”). The Company is requesting rescission of the Agreement, for lack of performance and other grounds. In the alternative, the Company is seeking termination of the Agreement due to material breaches of contract and implied covenant of good faith and fair dealing and for damages due to Rapiscan’s breach of contract and the implied covenant of good faith and fair dealing.

On March 27, 2006, the Company received notice that Rapiscan filed a complaint against the Company and its contract manufacturer, Columbia Tech Manufacturing Services, in the United States District Court for the Central District of California, regarding the Agreement. Rapiscan’s complaint against the Company is based upon claims of breach of contract and breach of warranty and is requesting a decree for specific performance, declaratory relief and injunctive relief. Rapiscan’s complaint against Columbia Tech is based upon injunctive relief, declaratory relief and tortuous interference with contractual relations. On April 12, 2006, Rapiscan dismissed all claims against Columbia Tech.

As of August 18, 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff. Presently, discovery is in process. Rapiscan and OSI have filed a motion to dismiss certain of the Company’s claims. The Company has not yet responded to the motion. It is expected that the Court will hear and rule on the motion in October 2006.

Should the Company be unsuccessful in prosecuting this matter, it may have a material adverse affect on its business and results of operations.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business. We do not believe that any of these proceedings will have a material adverse affect on our business.

11. Income Taxes

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Income tax provision (benefit) at federal statutory rate	(34.0%)	(34.0%)	(34.0%)
Increase (decrease) in tax resulting from
State tax provision, net of federal benefit	(3.95%)	(8.5%)	(8.0%)
Non-deductible expenses	14.32%	1.9%	(3.6%)
Credits and other, net	(-%)	(-%)	(.3%)
Change in valuation allowance	23.63%	40.6%	45.9%
Effective income tax rate	- %	- %	-%

Significant components of the Company’s net deferred tax asset are as follows:

Deferred Tax Components
	2006	2005
Deferred tax assets:
Net operating loss and tax credit carryforwards	$ 10,517,000	$ 9,774,000
Accrued expenses	721,000	589,000
Stock-based compensation	-	4,000
Total deferred tax assets	11,238,000	10,367,000

Deferred tax liabilities:
Excess depreciation	2,394,000	2,787,000
Excess amortization	462,000	466,000
Investment in affiliates	87,000	224,000
Total deferred tax liabilities	2,943,000	3,477,000

Net deferred tax assets	8,295,000	6,890,000
Valuation allowance	(8,295,000)	(6,890,000)
Net deferred tax asset	$ -	$ -

A valuation allowance has been established for the Company’s tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. Included in the valuation allowance is approximately $1,439,000 related to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid in capital rather than a reduction in income tax.

At June 30, 2006, the Company has the following unused net operating loss and tax credit carryforwards available to offset federal and state taxable income, both of which expire at various times through 2025.

	Net Operating Loss	Investment, AMT and R & D Credits	Expiration Dates
Federal	$ 25,109,000	$ 264,000	2019 to 2025

State	$ 23,771,000	$ 341,000	2006 to 2010

The Company’s federal net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

12. Redeemable Convertible Preferred Stock

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

On September 30, 2005, the Company issued 500,000 shares of Series D Redeemable Convertible Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus. The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000. The Company utilized the proceeds to repay the $3 million term note with Laurus signed on July 6, 2005. The Series D has a dividend equal to the prime rate plus one percent (1%) (9.25% at June 30, 2006) and provides for redemption over a thirty-six month period pursuant to an amortization schedule. In conjunction with the Series D, the Company also issued to Laurus a warrant to purchase up to 50,000 shares of the Company’s common stock at a price equal to $10.20 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 80%, an expected life 5 years, and a risk free interest rate of 4.12%. Net cash proceeds from this financing were $1,883,000 (which included repayments of $3,000,000 of principal related to the July 6, 2005 term note and $117,000 of issuance costs).

The following table reflects the required redemption of the Series D before the effect of the accrued dividends:

Year ending June 30:	Preferred Stock Monthly Redemption Schedule

2007	$ 1,364,000
2008	1,818,000
2009	909,000
Total	$ 4,091,000

The monthly redemption of approximately $152,000 plus accrued dividends commences on October 1, 2006. At its option the Company deferred the October redemption to the end of the term. Subject to certain conditions, it is at the Company’s option to pay this amount in cash or in common stock at a fixed conversion price of $4.15 per common share. This fixed conversion price is subject to reset should the Company declare a stock dividend or split, combine the outstanding common stock into a smaller number of shares, or issue, by reclassification of its common stock, any shares or other securities of the Company. The fixed conversion price shall be adjusted proportionately so that the holder of the Series D shall be entitled to receive the kind and number of shares or other securities of the Company which such Laurus would have owned or have been entitled to receive after the happening of any of the events described above, had such shares of Series D Preferred Stock been converted immediately prior to the happening of such event.

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

The conversion feature aggregated to $1,397,000 on September 30, 2005 based on the Black- Scholes valuation model and the following assumptions: volatility 80%, expected life 1.5 years, and a risk free interest rate of 3.96%.  The conversion feature is marked to market at each reporting period with changes flowing through the statement of operations. As of June 30, 2006, the fair value of this conversion feature approximated $1,094,000.    The value of the embedded derivates related to the adjustable dividend rate and the potential default provisions were determined to be immaterial at June 30, 2006.

The Company valued the Series D at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the embedded derivative instruments and offering costs. The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D preferred stock, the amount allocated to warrants of $672,000, the value attributed to the embedded derivatives of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note). Approximately $40,000 of the warrant value was accounted for as interest expense in the period ended December 31, 2005. The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value at September 1, 2008, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. As of June 30, 2006, $777,000 was amortized. The outstanding balance on the Series D was $4,091,000 at June 30, 2006.

On May 31, 2006, the Company amended the Series D and the Certificate of Vote of Directors Establishing a Class or Series of Stock. The terms of the amendment permit the Company to defer approximately $455,000 of cash payments, representing the January 2006, February 2006 and March 2006 amortization payments, and to defer the October 2006 amortization payment, should such payment be required in cash, to the mandatory redemption date of September 30, 2008. In consideration, the Company has agreed to the conversion of the April 2006, May 2006, June 2006, July 2006, August 2006 and September 2006 amortization payments into 261,233 shares of common stock of the Company at a conversion price of $3.48 per share, representing a reduction in principal of approximately $909,000, and to reduce the Fixed Conversion Price of the remaining Series D stock from $6.80 per share to $4.15 per share. In addition, Laurus was granted a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $4.26 per share. The warrants were valued at $375,000 using the Black Scholes model and the following assumptions: volatility of 79%, an expected life 5 years, and a risk free interest rate of 4.89%.

The amendment of the Series D, as described above, was accounted for as an extinguishment of debt in accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The Company determined a substantial difference in the net present value of the cash flows under the terms of the amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the original Series D agreement. Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the amendment, and as such, it was necessary to reflect the Series D at its fair market value. Accordingly, the following table shows the basis for the Series D extinguishment:
Extinguishment of Series D debt instrument at May 31, 2006:

Redemption payments due	$909,000
Unamortized discount of warrants, derivative value of preferred stock conversion and issue costs	266,000
Derivatives related to the preferred stock features	578,000
Subtotal	$1,753,000

Record New Series D debt instrument at May 31, 2006:

Fair value of redemption payments made	$1,011,000
Issuance of 150,000 warrants	375,000
Unamortized discount of warrants, derivative value of preferred stock conversion and issue costs	266,000
Derivatives related to the preferred stock features	1,395,000
Subtotal	$3,047,000

Loss on extinguishment of Series D debt instrument	$1,294,000

The $1,294,000 aggregate loss from these transactions is accounted for as an extinguishment of debt and is included in Other expenses for the year ended June 30, 2006.

13. Stockholders’ Equity

(a) IPO Units

In June 1999, the Company issued 1,138,000 Units, consisting of one share of common stock and one redeemable common stock purchase warrant (the “IPO Warrants”), in connection with its initial public offering. Each Unit carries the right to purchase one share of common stock at $9.00, and is redeemable by the Company at $0.20 per warrant if the closing bid price of the common stock averages in excess of $10.50 for a period of 20 consecutive trading days. On April 15, 2003, the Company extended the expiration date of the IPO Warrants from June 30, 2003 to June 30, 2005. The Company did not receive any consideration from the holders of the warrants; accordingly, the Company recognized the value of this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $195,000. On March 14, 2005, the Company again extended the expiration date of the IPO Warrants from June 30, 2005 to March 31, 2006. The Company did not receive any consideration from the holders of the warrants; accordingly, the Company recognized the value of this transaction as a preferred distribution based upon the estimated fair value of the extension of approximately $479,000. On March 31, 2006, the IPO warrants expired. There are no IPO Warrants outstanding.

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

In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 5% beneficial owners of the Company stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by the Holder delivering to the Company cash in an amount equal to such aggregate exercise price, or with the consent of the Committee, shares of Company Common Stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the Company in a principal amount equal to such aggregate exercise price or other acceptable consideration including a cashless exercise/resale procedure or any combination of the foregoing. The Committee may in its discretion provide upon the grant of any option that the Company shall have an option to repurchase, upon terms and conditions determined by the Committee, all or any number of shares purchased upon exercise of such option. A total of 600,000 options were originally reserved for issuance under the 2000 Plan. In December 2003, the stockholders of the Company approved an increase in the 2000 Incentive and Non-Qualified Stock Option Plan from 600,000 shares to 1,000,000 shares. In December 2004, the stockholders of the Company approved an increase in the 2000 Incentive and Non-Qualified Stock Option Plan from 1,000,000 shares to 1,500,000 shares.

In December 2004, the Company adopted the 2004 Stock Option Plan. The 2004 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. A total of 500,000 options were originally reserved for issuance under the 2000 Plan. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. At the December 2005 annual meeting the shareholders voted to increase the shares available for issuance under the 2004 Plan by 500,000 to 1,000,000 shares. Options may be exercised by the Holder delivering to the Company cash in an amount equal to such aggregate exercise price, or with the consent of the Committee, shares of Company Common Stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the Company in a principal amount equal to such aggregate exercise price or other acceptable consideration including a cashless exercise/resale procedure or any combination of the foregoing. In December 2005, the stockholders of the Company approved an increase in the 2004 Incentive and Non-Qualified Stock Option Plan from by 500,000 shares to 1,000,000 shares.

As of June 30, 2006, a total of 109,003, 141,490, and 398,664 shares are available for issuance under the 1998 Plan, 2000 Plan and 2004 Plan, respectively.

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of June 30, 2006, a total of 78,163 shares are available for issuance under the Plan.

The following table presents the activity of the 1992, 1998, 2000 and 2004 Stock Option Plans for the years ended June 30, 2006, 2005 and 2004:

	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	1,908,331	$ 5.66	1,162,065	$ 5.55	953,500	$ 5.55

Granted	557,750	4.43	973,726	5.91	352,200	6.75
Exercised	(41,700)	3.46	(153,160)	5.69	(138,635)	3.77
Canceled	(587,830)	6.62	(74,300)	8.74	(5,000)	7.74

Outstanding at end of period	1,836,551	$ 5.41	1,908,331	$ 5.66	1,162,065	$ 5.55
Options exercisable at end of period	1,113,947	$ 4.98	1,016,362	$4.51	665,560	$4.90
Weighted-average fair value of options granted during the year		$ 2.72		$ 4.37		$5.15

The following table presents weighted average price and life information about significant options groups outstanding at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Intrinsic Value
$0.00 - $2.31	128,101	2.04	$1.10	$ 2.20	128,101	$1.10	$ 2.20
$3.07 - $4.65	914,550	6.97	4.01	(0.71)	615,150	4.14	(0.81)
$5.25 - $6.96	418,900	8.02	6.28	(2.98)	185,596	6.28	(2.98)
$7.50 - $9.97	288,000	7.18	9.00	(7.70)	131,100	8.80	(5.50)
$10.00 - $14.00	87,000	7.87	10.35	(7.05)	54,000	10.36	(7.06)
	1,836,551	6.94	$5.41	($ 2.11)	1,113,947	$4.98	($ 1.68)

As of June 30, 2006 there was $1,871,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans. This expense is expected to be recognized as follows:

Year ending June 30:
2007	$1,206,000
2008	569,000
2009	96,000
Total	$1,871,000

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

In March 2005, in connection with a private placement, the Company issued warrants to the investors to purchase 270,195 shares of common stock, and warrants to placement agents to purchase 43,231 shares of common stock, at an exercise price of $9.35, which are exercisable anytime between September 4, 2005 and September 4, 2010.

In July 2005, in connection with the a short term note with Laurus Master Fund, the Company issued warrants to the investor to purchase up to 250,000 shares of common stock at an exercise price of $3.75, which are exercisable anytime between September 30, 2005 and September 30, 2010.

In September 2005, in conjunction with the Series D financing, the Company issued warrants to the investors to purchase 50,000 shares of common stock at an exercise price of $10.20, which are exercisable anytime between September 30, 2005 and September 20, 2010.

In April 2006, in connection with an agreement with two investors, the Company issued warrants to purchase a total of 35,000 shares of common stock at an exercise price of $3.75 per share, which are exercisable between April 17, 2006 and July 6, 2010. The Company recorded the fair value of these warrants, of approximately $67,000, as an operating expense in the accompanying statement of operations during the year ended June 30, 2006.

In May 2006, in conjunction with a modification to the Series D financing, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $4.26 per share. The warrants are exercisable between May 31, 2006 and May 31, 2011. The Company recorded the fair value of these warrants of approximately $375,000 as a conversion expense in the accompanying statement of operations during the year ended June 30, 2006.

During the year ended June 30, 2006, the Company issued fully vested warrants to various advisors in exchange for services, to purchase a total of 27,500 shares of common stock at exercise prices ranging from $3.40 to $4.14. The Company recorded the fair value of these warrants of approximately $52,000 as stock based compensation expense. In addition, approximately $26,000 of additional compensation expense was recorded relating to certain warrants issued in prior years being expensed over their vesting period.

The Company estimated the fair value of the warrants issued during 2006, 2005 and 2004 using the Black-Scholes option-pricing model. The Company estimated the fair value of the warrants using the following input assumptions:

	2006	2005	2004
Volatility	78.5% - 80.4%	62.0% - 65.0%	63.0% - 67.5%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.86% - 4.89%	3.47% - 4.17%	.94% - 4.50%
Expected lives	2.5 - 5 years	1 year - 5 years	3 months - 5 years

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2006:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Intrinsic Value

$3.16 - $5.24	659,902	$ 3.95	( $ 0.65)
$6.23 - $10.25	828,426	8.86	(5.56)
$11.33 - $14.00	267,675	13.13	(9.83)
Total	1,756,003	$ 7.67	( $ 4.37)

The following table presents the warrant activity for the years ended June 30, 2006, 2005 and 2004:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,324,389	9.53	1,876,803	$9.72	1,651,775	$8.80

Granted	512,500	4.53	559,426	9.01	723,088	12.65
Exercised	(15,961)	4.32	(42,810)	3.28	(186,120)	6.06
Canceled	(1,064,700)	9.00	(69,030)	14.40	(311,940)	13.84
Warrants Outstanding at end of period	1,756,003	$7.67	2,324,389	$9.53	1,876,803	$9.72

Warrants exercisable at end of period	1,740,669	$7.64	2,293,389	$9.01	1,876,803	$12.65
Weighted-average fair value of warrants granted during the year		$4.53		$9.01		$12.65

14. 401k Plan

The Company has a defined contribution retirement plan which contains a 401(k) plan. Currently, Wakefield and one of the California subsidiaries employee groups are in the same plan. The second subsidiary maintained a separate plan through June 30, 2006. Effective July 1, 2006, all employee groups will be under the same 401(k) Plan. Although all of the plans are 401(k) plans, eligibility requirements vary from location to location. All employees who meet the age requirement, either 18 or 21, and who have completed the minimum service requirement are eligible for participation in the plan. The Company may make discretionary contributions to the 401(k) plan. During the years ended June 30, 2006, 2005 and 2004, the Company made no contributions to the plan.

15. Long-term Debt

MED-TEC Payment Obligation

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the original Distributor Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor agreed to work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The present value of this payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%. This amount was recorded as an intangible asset and is being amortized over its estimated useful life of 29 months.  During the years ended June 30, 2006, 2005 and 2004, approximately $208,000, $417,000 and $383,000, respectively, of amortization expense was recognized, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2006, the outstanding principal balance is approximately $233,000.  For the years ended June 30, 2006, 2005 and 2004, the Company recorded approximately $30,000, $46,000 and $68,000, respectively, of interest expense relating to this transaction.

Installment Note

Accurel Systems has a $1,400,000 fixed rate installment note with a bank. The note calls for monthly payments of $29,000 plus interest at a rate of 6.84%, through September 1, 2008 (the “Loan Agreement”). As of June 30, 2006 the note balance is $817,000 of which approximately $350,000 becomes due during the year ending June 20, 2007. The note is collateralized by substantially all assets of Accurel. The bank has consented to continue the note under the same terms after the acquisition. During the years ended June 30, 2006 and 2005, the Company recorded interest expense of approximately $71,000 and $25,000, respectively, in connection with this note.

The Loan Agreement requires Accurel to report monthly financial results to the bank and for Accurel to comply with certain financial covenants. As of June 30, 2006 Accurel was in compliance with the covenants.

Future principal payments on this note are as follows:

Year ending June 30,
2007	$350,000
2008	350,000
2009	117,000
Total	$817,000

16. Financial Information by Segment

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the chief executive officer and members of senior management. The Company's reportable segments are: Medical, Semiconductor and Security Products.

Gross margin is the measure that management uses when evaluating the Company’s segments, therefore, operating expenses are excluded from the financial information below.

The revenues, expenses and assets related to these segments for the years ended June 30, 2006, 2005 and 2004 are:

	Medical	Semiconductor	Security	Total
Year Ended June 30, 2006
Revenue	$ 4,464,000	$ 15,056,000	$ 6,871,000	$ 26,391,000
Cost of revenues	3,869,000	11,953,000	6,222,000	22,044,000
Gross margin	$ 595,000	$ 3,103,000	$ 649,000	$ 4,347,000

Total assets	$ 3,822,000	$ 24,312,000	$ 2,665,000	$ 30,779,000

Year Ended June 30, 2005
Revenue	$ 4 ,146,000	$ 6,630,000	$ 1,510,000	$ 12,286,000
Cost of revenues	(3,821,000)	(6,316,000)	(1,919,000)	(12,056,000)
Gross margin	$ 325,000	$ 314,000	$ (409,000)	$ 230,000

Total assets	$ 5,227,000	$ 25,492,000	$ 1,509,000	$ 32,228,000

Year Ended June 30, 2004
Revenue	$ 4,957,000	$ 1,022,000	$ 2,587,000	$ 8,566,000
Cost of revenues	(3,822,000)	(1,280,000)	(1,084,000)	(6,186,000)
Gross Margin	$ 1,135,000	$ (258,000)	$ 1,503,000	$ 2,380,000

Total assets	$ 9,173,000	$ 3,084,000	$ 2,967,000	$ 15,224,000

17. Goodwill and Other Intangible Assets

At June 30, 2006 and 2005, the Company had goodwill and intangible assets of $13,286,000 and $14,270,000, respectively. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance. The Company may employ the work of independent appraisers in making its determination. The Company will make its annual assessment as of August 31st of each year to determine if its goodwill is impaired. As of June 30, 2006 the Company has determined that its goodwill at its semiconductor implantation reporting unit was impaired. As a result of this impairment the Company took an impairment charge of $457,000 in the year ended June 30, 2006. Goodwill and intangible assets with indefinite lives at the Company’s semiconductor testing unit are not impaired. Future events could cause management to conclude that impairment indicators exist and that goodwill and intangible assets with indefinite lives associated with the Company’s acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce. These assigned values are amortized over the period of time those cash flows are estimated to be produced. Management continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired. As of June 30, 2006 management believes no impairment exists.

Changes in the carrying value of goodwill for the years ended June 30, 2006 and 2005, by reportable segment, are as follows:

	Semiconductor Services	Semiconductor Testing
Balance as of June 30, 2004	$ -	$ -
Goodwill acquired during the period	4,647,000	7,566,000
Balance as of June 30, 2005	4,647,000	7,566,000
Adjustments to purchase price	(99,000)	8,000
Impairment	(457,000)	-
Balance as of June 30, 2006	$ 4,091,000	$ 7,574,000

The following table summarizes the Company’s intangible assets as of June 30, 2006 and 2005:

	Gross carrying amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2005	Additions	June 30, 2006	June 30, 2005	Additions	June 30, 2006	June 30, 2006

Non-Compete	$1,057,000	$ -	$1,057,000	$809,000	$241,000	$1,050,000	$7,000

Name Recognition	200,000	-	200,000	9,000	29,000	38,000	162,000

Customer Base	1,630,000	-	1,630,000	119,000	326,000	445,000	1,185,000

Technology	125,000	-	125,000	18,000	25,000	43,000	82,000

Treatment Planning System	300,000	-	300,000	16,000	100,000	116,000	184,000

Total	$3,312,000	$ -	$3,312,000	$971,000	$721,000	$1,692,000	$1,620,000

	Gross carrying amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2004	Additions	June 30, 2005	June 30, 2004	Additions	June 30, 2005	June 30, 2005

Non-Compete	$1,007,000	$50,000	$1,057,000	$382,000	$427,000	$809,000	$248,000

Name Recognition	-	200,000	200,000	-	9,000	9,000	191,000

Customer Base	-	1,630,000	1,630,000	-	119,000	119,000	1,511,000

Technology	-	125,000	125,000	-	18,000	18,000	107,000

Treatment Planning System	-	300,000	300,000	-	16,000	16,000	284,000

Total	$1,007,000	$2,305,000	$3,312,000	$382,000	$589,000	$971,000	$2,057,000

Estimated amortization expense for intangible assets with finite lives on our balance sheet as of June 30, 2006, for the fiscal years ending June 30, is as follows:

2007	$ 486,000
2008	462,000
2009	380,000
2010	246,000
2011	46,000
$ 1,620,000

18.   Treasury Stock

In June 2004, the Board authorized the Company to repurchase up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management. During July 2004, the Company repurchased 6,000 shares of common stock at prices ranging from $8.91 to $9.02 per share with an average cost per share of $8.97 and a total cost of approximately $54,000, which is recorded as treasury stock in the accompanying consolidated balance sheet. As of June 30, 2006, the maximum number of shares authorized to be repurchased are 294,000.

In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech International and CorNova and issued 10,344 shares of common stock bearing an aggregate fair market value of $113,000. In February 2005, the Company issued an additional 76,687 shares of common stock bearing an aggregate fair market value of $750,000. As of June 30, 2006 and 2005, 16,449 shares, representing an 18% and 18.9%,ownership, respectively, of Company common stock held by CorNova, have been categorized as treasury stock.

In January 2006, as the result of a cashless exercise of an Incentive Stock Option, the Company acquired 4,545 shares of common stock having a fair value of approximately $19,000.

19.  Credit Arrangements

On June 8, 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley based Bridge Bank, N.A. The revolving credit facility provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%) which is subject to a one-half percent (1/2%) increase should minimum cash balances not be maintained. The revolving credit facility is collateralized by certain assets of the Company and is subject to certain covenants. As of June 30, 2006, the Company has drawn down $1,000,000 on the credit facility. On September 7, 2006, the expiration date of the facility was extended to December 31, 2007.

20.   Rosses Medical

On May 6, 2005, the Company purchased certain software technology assets from Rosses Medical Systems for an aggregate purchase price of $300,000, consisting of $100,000 in cash and 43,197 shares of the Company’s common stock with a fair value of $200,000. In conjunction with this asset acquisition, the Company entered into consulting agreements with the former owners and a former employee of Rosses Medical and granted 181,426 non-qualified stock options. These options are fully vested, have no exercise price and are exercisable upon achieving certain sales milestones, commencing November 6, 2005. The value of these options will be recorded as additional purchase price in the period earned. Should all sales milestones be achieved, the Company has estimated the fair value of these options using the Black Scholes option pricing model to be $796,000. As of June 30, 2006, 129,590 of the options have been forfeited as the sales goal targets have not been achieved. This asset is included in intangible assets on the Company’s consolidated balance sheet and is being amortized over three years on a straight line basis.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 27, 2005, BDO Seidman LLP resigned as the Company’s independent registered public accounting firm. The audit reports issued by BDO on the Company's consolidated financial statements as of and for the years ended June 30, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The audit report as of and for the year ended June 30, 2005 was modified as to an uncertainty relative to the Company’s ability to continue as a going concern. During the two most recent fiscal years ended June 30, 2005 and 2004 and the subsequent interim period from July 1, 2005 through the date of this report, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements.

On January 9, 2006, Brown & Brown was appointed as the Company’s independent registered accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") and our internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Annual Report, we present the conclusions of our CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS

Appearing as exhibits to this Annual Report are "Certifications" of the CEO and the CFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including the CEO and CFO, has concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and have concluded that the controls and procedures are effective at that reasonable assurance level.

SCOPE OF THE CONTROLS EVALUATION

The CEO/CFO evaluation of our Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various review and evaluation activities are to monitor our Disclosure Controls and Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, management sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. In the professional auditing literature, "significant deficiencies" are referred to as “reportable conditions;” these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

CONCLUSIONS

Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our Disclosure Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a significant deficiency. A significant deficiency is a control deficiency or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The reportable condition related primarily to the closing and financial reporting process.  Management is confident that our financial statements for the year ended June 30, 2006 fairly present, in all material respects, our financial condition and results of operations.

The reportable condition has been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our financial close processes. As part of this commitment, beginning in the second quarter of our fiscal year ended June 30, 2007, we intend to use the services of an outside consultant to evaluate our closing and financial reporting process and make recommendations to management to improve these processes.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to us during the past fiscal year, and, if applicable, written representations that Form 5 was not required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled. The following are our executive officers and directors:

Name	Age	Position	Position Since
Anthony J. Armini (1)	68	President, Chief Executive Officer and Chairman of the Board	1984
Stephen N. Bunker (1)	63	Vice President and Chief Scientist, Director	1987
Diane J. Ryan (1) Walter Wriggins (1) John Traub (1) R. Erik Bates (1)	46 62 59 50	Vice President Finance and Chief Financial Officer Vice President and General Manager Core Systems Vice President and President Accurel Systems Vice President, EDS Manufacturing	2003 2004 2005 2005
Michael Szycher (2)	67	Director	1999
David B. Eisenhaure (2) (4)	60	Director	2002
Michael Turmelle (2) (3) (4)	47	Director	2005

(1)   Executive Officer
(2)  Member of the Audit Committee for the fiscal year ended June 30, 2006
(3)  Chairman of the Audit Committee
(4)  Member of the Compensation Committee for the fiscal year ended June 30, 2005.

Dr. Anthony J. Armini has been the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors since the Company’s incorporation. From 1972 to 1984, prior to the Company’s founding, Dr. Armini was Executive Vice President at Spire Corporation. From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation. Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967. Dr. Armini is the author of twenty two patents and fourteen publications in this field. Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and over twenty years experience with ion implantation in the medical and semiconductor fields. Since October 2000, Dr. Armini has been on the Board of Directors of CardioTech International, Inc., a publicly traded company of which Dr. Szycher was President and Chief Executive Officer and is now a consultant.

Dr. Stephen N. Bunker has served as the Company’s Vice President and Chief Scientist since 1987 and a Director since 1988. Prior to joining the Company, from 1972 to 1987, Dr. Bunker was a Chief Scientist at Spire Corporation. From 1971 to 1972, Dr. Bunker was an Engineer at McDonnell Douglas Corporation. Dr. Bunker received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1969. Dr. Bunker is the author of sixteen patents with four more pending in the field of ion beam technology.

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

R. Erik Bates has served as the Company’s Vice President of Operations, Security Products Division, since March 2005. Mr. Bates has over twenty five years of experience encompassing engineering, manufacturing, operations, and business development. The majority of his experience has been in the medical device industry. Mr. Bates has a B.S. in plastics engineering from the University of Lowell and an MBA from Rivier College. He is actively involved in public education, and is on the Advisory Board for the College of Engineering at UMass Lowell.

Dr. Michael Szycher joined the Company’s Board of Directors in December 1999. He has been President and Chief Executive Officer and Chairman of CardioTech International, Inc., a publicly traded manufacturer of medical devices and biocompatible polymers from 1996 until August 2006 and continues as a consultant to CardioTech. From 1988 to 1996, Dr. Szycher was Chairman and Chief Technology Officer of Polymedica Industries. Dr. Szycher is a recognized authority on polyurethanes and blood compatible polymers. He is the editor of six books on various subjects in blood compatible materials and devices and the author of eighty original research articles.

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

Michael Turmelle has served on the Company’s board of directors since December 2005. He has been the President of SatCon Power Systems since February 2005 and prior to that as SatCon Technology Corporation’s Chief Operating Officer. Mr. Turmelle has over 20 years of manufacturing, financial and operations experience and holds a B.A. degree in Economics from Amherst College.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its directors, officers and employees and has been posted on the Company’s website: www.implantsciences.com.

AUDIT COMMITTEE

The Board has designated from among its members an Audit Committee, which consisted of Mr. Michael Turmelle (Chairman), Dr. Michael Szycher and Mr. David Eisenhaure, all of whom are independent members. Mr. Turmelle meets the requirements to qualify as a financial expert. The Audit Committee has the responsibility to ascertain that the Company’s financial statements reflect fairly the financial condition and operating results of the Company and to appraise the soundness, adequacy and application of accounting and operating controls. The Audit Committee recommends the independent auditors to the Board, reviews the scope of the audit functions of the independent auditors and reviews the audit reports. The Audit Committee held a meeting each quarter during fiscal 2006. The responsibilities of the Audit Committee are outlined in a written charter available for review on the Company’s website: www.implantsciences.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by us with respect to the three fiscal years ended June 30, 2004, 2005 and 2006 to our executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary($)	Bonus ($)	Other Annual Compensation($)(1)	Shares Underlying Options Granted (#)
Anthony J. Armini President, Chief Executive Officer and Chairman of the Board	2006 2005 2004	$214,712 $213,101 $197,684	- - $59,700	$12,353 $15,417 $12,260	100,000 - 50,000
Stephen N. Bunker Vice President, Chief Scientist and Director	2006 2005 2004	$55,814 $103,377 $114,228	- - $23,150	$1,100 $1,077 $1,049	50,000 30,000 50,000
Diane J. Ryan Vice President Finance and Chief Financial Officer	2006 2005 2004	$137,308 $120,393 $93,102	- $25,000 $25,050	$1,217 $1,147 $812	80,000 30,000 50,000
Walter J. Wriggins (2) John Traub (3) R. Erik Bates (3)	2006 2005 2004 2006 2005 2004 2006 2005 2004	$139,462 $101,124 - $170,000 $53,615 - $134,366 $33,231 -	- - - $20,000 - - - - -	$1,231 - - $1,427 - - $1,206 - -	30,000 70,000 - 30,000 50,000 - 30,000 30,000 -

               (1) Other annual compensation consists of life and disability insurance premiums and 401(k) plan benefits paid   by us on behalf of these executive officers.
(2)	Joined the Company in October 2004.
(3)	Joined the Company in March 2005

Employment Agreements

Anthony J. Armini. On June 30, 2004, we entered into an employment agreement, with an initial term of three years and an automatic renewal for a successive period of three years, unless the we or Dr. Armini give the other party not less than three months written notice of non-renewal. Under this employment agreement, Dr. Armini serves as our president and chief executive officer at a base salary of up to $210,000 and is subject to increase as authorized by the Compensation Committee. In addition, Dr. Armini may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days written notice. In the event we terminate Dr. Armini’s employment without cause, we will pay him 12 months salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Armini is subject to a non-competition provision.

Stephen N. Bunker. On June 30, 2004, we entered into an employment agreement, with an initial term of three years and an automatic renewal for a successive period of three years, unless the we or Dr. Bunker give the other party not less than three months written notice of non-renewal. Under this employment agreement, Dr. Bunker serves as our vice president and chief executive scientist at a base salary of up to $150,000 and is subject to increase as authorized by the Compensation Committee. In addition, Dr. Bunker may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice. In the event we terminate Dr. Bunker’s employment without cause, we will pay him 12 months salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Bunker is subject to a non-competition provision.

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

Director Compensation

Our directors who are our employees do not receive any compensation for service on the board of directors. Directors, who are not our employees, are paid a yearly stipend of $2,500 and are reimbursed for reasonable travel expenses incurred in connection with attendance at board and committee meetings.

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

In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock. Options expire between five and ten years from the date of the option grant and have variable vesting periods. A total of 600,000 options were originally reserved for issuance under the 2000 Plan. In December 2003, the stockholders of the Company approved an increase in the 2000 Incentive and Non-Qualified Stock Option Plan from 600,000 shares to 1,000,000 shares. In December 2004, the stockholders of the Company approved an increase in the 2000 Incentive and Non-Qualified Stock Option Plan from 1,000,000 shares to 1,500,000 shares.

In December 2004, the Company adopted the 2004 Stock Option Plan. The 2004 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. A total of 500,000 options were originally reserved for issuance under the 2000 Plan. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock. Options expire between five and ten years from the date of the option grant and have variable vesting periods. In December 2005, the stockholders of the Company approved an increase in the 2004 Incentive and Non-Qualified Stock Option Plan from by 500,000 shares to 1,000,000 shares. As of June 30, 2006, a total of 109,003, 141,490, and 398,664 shares are available for issuance under the 1998, 2000 and 2004 stock option plans, respectively.

The Board of Directors administers the Stock Plan. Subject to the provisions of the Stock Plan, the Board of Directors has the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares, (ii) option exercise terms, (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the Common Stock as of the date of grant), (iv) type and duration of transfer or other restrictions and (v) the time and form of payment for restricted stock and upon exercise of options. Generally, an option is not transferable by the option holder except by will or by the laws of descent and distribution. Also, as defined by the specific plans’ provisions, options must be exercised within 60 or 90 days following termination of employment, 90 days in cases of retirement, and between 6 and 12 months in the case of disability. However, in the event that termination is due to death, the exercise period varies by plan and ranges between 180 days and the expiration date of the grant.

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of June 30, 2006, a total of 78,163 shares are available for issuance under the Plan.

97

OPTION GRANTS IN FISCAL 2006

The following table sets forth certain information regarding stock options held as of June 30, 2006 by the executive officers.

Name and Principal Position	Number of Securities Underlying Options Granted	% of Total Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date
Anthony J. Armini	100,000	18%	$4.50	12/13/2010
President, Chief Executive Office
and Chairman of the Board

Stephen N. Bunker	50,000	9%	$4.09	12/13/2015
Vice President and Chief Scientist

Diane J. Ryan	30,000	5%	$3.80	11/01/15
Vice President Finance and	50,000	9%	$4.09	12/13/15
Chief Financial Officer

Walter J. Wriggins	30,000	5%	$3.89	10/31/15
Vice President Business Development/Operations
and General Manager of Core Systems, Inc.

John Traub	30,000	5%	$4.20	03/02/16
President Accurel Systems International Corp.

R. Erik Bates	30,000	5%	$3.35	04/11/16
Vice President Operations
Security Products Division

COMPENSATION COMMITTEE

The Compensation Committee, which met one time during fiscal 2006, had two members, Mr. David Eisenhaure (Chairman) and Mr. Michael Turmelle both of whom are independent board members. The Compensation Committee reviews and determines on both an annual and an as-needed basis the compensation of the Company’s chief executive officer (the “CEO”).  The Compensation Committee determines all elements of the CEO’s compensation, including salary, bonus, options, benefits and all other aspects of the total compensation package based on the compensation earned by a CEO in a similar corporation and industry. Additional responsibilities of the Compensation Committee are outlined in a written charter available for review on the Company’s website: www.implantsciences.com.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No person serving on the Compensation Committee at any time during fiscal 2006 was a present or former officer or employee of the Company or any of its subsidiaries. During fiscal 2006, other than Dr. Armini, no executive officer of the Company served as a member of the board of directors or compensation  committee (or other board committee performing equivalent functions) of another entity. During fiscal 2006, Dr. Armini served on the board of directors of Cardio-tech International, one of whose executive officers served on the Company’s Board or Compensation Committee as well as on the board of directors of CorNova.

COMPARATIVE STOCK PERFORMANCE

The comparative stock performance graph below compares the cumulative stockholder return on the Common Stock of Implant Sciences Corporation (“IMX”) for the period from July 1, 2001, and through the fiscal years ended June 30, 2002, 2003, 2004, 2005 and 2006 with the cumulative total return on: (i) the American Stock Exchange Composite Index (the “AMEX”) and (ii) a peer group (the “Peer Group”) determined by the Company. The graph assumes the investment of $100 in Implant Sciences’ common stock, the AMEX Composite Index, and the Peer Group on June 30, 2001, and reinvestment of all dividends.  Measurement points are on June 30, 2001, 2002, 2003, 2004, 2005 and 2006.

The Peer Group consists of Isonics Corporation, North American Scientific Incorporated, RAE Systems, Spire Corporation and Ibis Technology Corporation. Management selected the Peer issuers in good faith and on an industry or line-of-business basis.

Value of $100 investment on June 30, 2001 at each of the following measurement points.
	June 30,
	2001	2002	2003	2004	2005	2006
IMX	100	139	58	119	32	36
AMEX	100	97	106	136	168	210
Peer group	100	59	67	116	106	83

AGGREGATE OPTIONS EXERCISABLE IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

	Number of Securities Underlying Unexercised Options at June 30, 2006		Value of Unexercised In-the-Money Options at June 30, 2006 (1)(2)
Name and Principal Position	Exercisable	Unexercisable	Exercisable	Unexercisable

Anthony J. Armini	191,700	16,500	-	-
President, Chief Executive Office
and Chairman of the Board

Stephen N. Bunker	133,500	16,500	-	-
Vice President and Chief Scientist

Diane J. Ryan	174,500	36,300	$7,852	-
Vice President Finance and
Chief Financial Officer

Walter J. Wriggins	47,600	92,400	-	-
Vice President Business Development/Operations
and General Manager of Core Systems, Inc.

John Traub	17,000	63,000	-	-
President Accurel Systems International Corp.

R. Erik Bates	10,200	49,800	-	-
Vice President Operations
Security Products Division

(1) (2)	As of June 30, 2006, the market value of a share of common stock was $3.30 Represents a 10 year option

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of August 31, 2006, with respect to the beneficial ownership of our common stock of each director and nominee for director, each named executive officer in the executive compensation table above, all of our directors and current officers as a group, and each person known by us to be a beneficial owner of five percent or more of our common stock. This information is based upon information received from or on behalf of the individuals named therein.

	Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)

	Anthony J. Armini (3)	1,382,138	11%
	Stephen N. Bunker(4)	768,548	6%
	Diane J. Ryan (5)	228,740	2%
	Walter J. Wriggins (6)	76,814	1%
	John Traub (7)	17,000	*
	R. Erik Bates (8)	10,200	*
	Michael Szycher (9)	71,000	1%
	David Eisenhaure (10)	66,000	1%
	Michael Turmelle (11)	10,000	*

*	Less than 1%
(1)	Unless otherwise noted, each person identified possesses sole voting and investment power over the shares
(2)
The calculation of percentage of class is based on 11,800,466 shares of common stock issued and outstanding as of August 31, 2006 plus any shares issuable upon exercise of options, to such persons and included as being beneficially owned by him.

(3)	Includes 208,200 shares exercisable within 60 days of the date hereof.
(4)	Includes 150,000 shares exercisable within 60 days of the date hereof.
(5)	Includes 200,900 shares exercisable within 60 days of the date hereof.
(6)	Includes 76,814 shares exercisable within 60 days of the date hereof.
(7)	Includes 10,200 shares exercisable within 60 days of the date hereof.
(8)	Includes 10,200 shares exercisable within 60 days of the date hereof.
(9)	Includes 71,000 shares exercisable within 60 days of the date hereof.
(10)	Includes 66,000 shares exercisable within 60 days of the date hereof.
(11)	Includes 10,200 shares exercisable within 60 days of the date hereof.

ITEM 13.	Certain Relationships and Related Transactions

Our CEO and Chairman of the Board of Directors is also a director of CardioTech. The CEO and Chairman of the Board of Directors of CardioTech, until August 2006, is also our director.

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology. In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share. As of June 30, 2005, the Company has purchased these shares, the fair market value of which is $196,000 and is recorded as investments in available for sale securities in the accompanying consolidated balance sheet.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech International, Inc. (“CardioTech”), a public company and related party of the Company, and CorNova, Inc. (“CorNova”). CorNova is a start-up company incorporated as a Delaware corporation on October 12, 2003. CorNova’s focus is the development and marketing of innovative interventional cardiology products. In connection with the agreement, in March 2004, the Company and CardioTech issued 10,344 and 12,931 shares, respectively, of their respective common stock (the “Contributory Shares”) bearing an aggregate fair market value of $113,000 and $76,000, respectively, as of the date of the issuance. In exchange, the Company and CardioTech each received 1,500,000 shares of CorNova’s common stock, which represented a 30% ownership position for each party. In February 2005, upon CorNova’s securing of an additional $3,000,000 in financing (“Series A”), CardioTech and the Company each issued additional shares of their common stock, which was equal in value to twenty-five percent (25%) of the gross proceeds of the Series A Financing, or $750,000. As of June 30, 2006, the Company’s shares, represent a 18% ownership position. Anthony Armini, our CEO and Michael Szycher, the Chairman of our Nominating Committee, are also on the Board of Directors of CorNova.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	June 30,
	2006	2005	2004

Audit fees	$ 191,000	$ 297,500	$ 138,000
Audit related fees	56,000	17,650	8,000

Total	$ 247,000	$ 315,150	$ 146,000

The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm. Through June 30, 2006, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

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

ITEM 15. EXHIBIT INDEX

The following are filed as part of this Form10-K
Exhibit No.	Ref. No.	Description

3.2	1	By-Laws of the Company
3.3	1	Articles of Amendment to the Articles of Organization of the Company, dated June 9, 1999
3.4	1	Restated Articles of Organization of the Company, dated June 9. 1999
3.5	5	Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible Preferred Stock, dated October 7, 2002
3.6	6	Certificate of Vote of Directors establishing Series B 5% Cumulative Convertible Preferred Stock, dated August 26, 2003
3.7	7	Certificate of Vote of Directors establishing Series C 5% Cumulative Convertible Preferred Stock, dated November 25, 2003.
3.8	19	Certificate of Vote of Directors establishing Series D Convertible Preferred Stock, dated September 30, 2005
3.9	20	Form of Amendment to Series D Cumulative Convertible Preferred Stock and Securities Purchase Agreement dated May 31, 2006.
4.1	2	Specimen certificate for the Common Stock of the Company
10.01	1	1992 Stock Option Plan
10.02	1	Form of Stock Option Agreement under the 1992 Stock Option Plan
10.03	1	1998 Incentive and Nonqualified Stock Option Plan
10.04	2	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
10.05	2	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan
10.06	2	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan
10.07	5	Common Stock Purchase Warrant for 55,000 shares issued to Laurus Master Fund, Ltd. Dated October 7, 2002.
10.08	6	Common Stock Purchase Warrant for 70,000 shares issued to Laurus Master Fund, Ltd. Dated August 28, 2003.
10.09	7	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, Dated November 25, 2003.
10.10	7	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated November 25, 2003.
10.11	7	Common Stock Purchase Warrant for 100,000 shares issued to Laurus Master Fund, Ltd. Dated November 25, 2003.
10.12	8	Exchange and Venture agreement between Implant Sciences Corporation, CardioTech International, and CorNova, Inc. dated March 5, 2004.
10.13	9	Form of Securities Purchase Agreement between Implant Sciences and certain investors
10.14	9	Form of Warrant dated June, 17, 2004
10.15	9	Form of Additional Investors Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors
10.16	9	Form of Registration Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors
10.17	10	Employment Agreement with Anthony J. Armini, dated June 30, 2004
10.18	11	Agreement and Plan of Merger and Reorganization, dated October 13, 2004, by and among the Company, C Acquisition Corp., Core Systems Incoporationd and Donald W. Lindsey.
10.19	12	Securities Purchase Agreements, dated March 4, 2005, by and between the Company and the Purchasers thereunder, with attached schedules.
10.20	12	Form of Common Stock Purchase Warrant, dated March 4, 2005, by the Company in favor of Pacific Wave Partners Limited.
10.21	12	Form of Common Stock Purchase Warrant, dated March 4, 2005, by the Company in favor of the Purchasers.
10.22	12	Form of Additional Investment Right, dated March 4, 2005, by and between the Company in favor of the purchasers.
10.23	12	Registration Rights Agreement, dated March 4, 2005, by and between the Company and the parties thereto.
10.24	13	Stock Purchase Agreement dated March 9, 2005 by and among the Company, Accurel and the Stockholders.
10.25	13	Form of the Securted Promissory Note dated March 9, 2005 made out by the Company in favor of the Stockholders.
10.26	13	Note and Security Agreement dated March 9, 2005, by and among the Company, the Stockholders and the Escrow Agent thereunder.
10.27	13	Holdback and Escrow Agreement dated March 9, 2005, by and among the Company, the Stockholders and the Escrow Agent thereunder.
10.28	14*	Development, Distribution and Manufacturing Agreement dated March 23, 2005 by and between the Company and Rapiscan Systems, Inc.
10.29	16	Form of Business Financing Agreement dated June 1, 2005 between the Company and Bridge Bank, N.A.
10.30	16	Form of Intellectual Property Security Agreement dated June 1, 2005 between Implant Sciences Corporation and Bridge Bank, N.A.
10.31	16	Form of Intellectual Property Security Agreement dated June 1, 2005 between C Acquisition Corp. and Bridge Bank, N.A.
10.32	17	Form of Securities Purchase Agreement, dated as of July 6, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.33	17	Form of Secured Term Note, dated as of July 6, 2005, by the Company in favor of Laurus Master Fund, Ltd.
10.34	17	Form of Subsidiary Guaranty, dated as of July 6, 2005, by the Company in favor of Laurus Master Fund, Ltd.
10.35	17	Form of Common Stock Purchase Warrant, by the Company in favor of Laurus Master Fund, Ltd.
10.36	17	Form of Funds Escrow Agreement
10.37	17	Form of Master Security Agreement
10.38	19	Securities Purchase Agreement by and between the Company and Laurus Master Fund, dated September 30, 2005.
10.39	19	Registration Rights Agreement by and between the Company and Laurus Master Fund, dated September 30, 2005.
10.40	19	Subsidiary Guaranty dated September 30, 2005
10.41	19	Form of Common Stock Purchase Warrant dated September 30, 2005.
10.42	19	Form of Funds Escrow Agreement by and among the Company, Laurus Master Fund and Loeb & Loeb LLP
10.43	19	Form of Master Security Agreement by and among the Company, C-Acquisition Corporation, Accurel Systems and Laurus Master Fund, dated September 30, 2005.
10.44	19	Form of Stock Pledge Agreement by and between the Company and Laurus Master Fund dated September 30, 2005.
10.45	20	Form of Common Stock Purchase Warrant, by the Company in favor of Laurus Master Fund, Ltd. , dated May 31, 2006.
10.46	20	Form of Amendment to Securities Purchase Agreement by and between the Company and Laurus Master Fund dated May 31, 2006.
10.47	21	2000 Incentive and Non-Qualified Stock Option Plan
21.1	18	Subsidiaries of the Company
23.1		Consent of UHY LLP
23.2		Consent of BDO Seidman, LLP
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	1	Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998, and is incorporated herein by reference.
	2	Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998, and is incorporated herein by reference.
	3	Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999, and is incorporated herein by reference.
	5	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2002 filed on October 15, 2002 and is incorporated herein by reference
	6	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2003 filed on September 29, 2003 and is incorporated herein by reference
	7	Previously filed on Form 8-K on December 12, 2003, and is incorporated herein by reference
	8	Previously filed on Form 8-K on March 18, 2004, and is incorporated herein by reference
	9	Previously filed on Form S-3 on July 14, 2004, and is incorporated herein by reference
	10	Previously filed in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and is incorporated herein by reference.
	11	Previously filed on Form 8-K on October 19, 2004, and is incorporated herein by reference.
	12	Previously filed on Form 8-K or Amendment form Form 8-K on March 9, 2005 and is incorporated herein by reference.
	13	Previously filed on Form 8-K on March 11, 2005 and is incorporated herein by reference.
	14	Previously filed on an Amendment to Form 8-K on April 7, 2005 and is incorporated herein by reference.
	15	Previously filed with this Registration Statement
	16	Previously filed on Form 8-K on June 13, 2005 and is incorporated herein by reference
	17	Previously filed on Form 8-K on July 14, 2005 and is incorporated herein by reference
	18	Previously filed on Form S-3 on August 4, 2005 and is incorporated herein by reference.
	19	Previously filed on Form 8-K on October 5, 2005 and is incorporated herein by reference.
	20	Previously filed on Form 8-K on June 6, 2006 and is incorporated herein by reference.
	21	Previously filed on Form S-8 on December 12, 2003 and is incorporated herein by reference
	*	filed pursuant to a request for confidential treatment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Implant Sciences Corporation

Date: October 12, 2006              /s/ Anthony J. Armini
Anthony J. Armini
President, Chief Executive Officer,
Chairman of the Board of Directors
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, and each of the undersigned officers and directors of Implant Sciences Corporation hereby severally constitutes and appoints Anthony J. Armini his true and lawful attorney-in-fact and agent, with full power to him, to sign for him, in his name in the capacity indicated below, all amendments to such report on Form 10-K, hereby ratifying and confirming his signature as it may be signed by his attorney to such report and any and all amendments thereto.

Date: October 12, 2006                                                                           /s/ Anthony J. Armini
Anthony J. Armini
President, Chief Executive Officer,
Chairman of the Board of Directors
(Principal Executive Officer)

Date: October 12, 2006                        /s/ Diane J. Ryan
Diane J. Ryan
VP Finance and CFO
(Principal Financial and Accounting Officer)

Date: October 12, 2006                                                 /s/ Stephen N. Bunker
Stephen N. Bunker
Vice President and Chief Scientist,
Director

Date: October 12, 2006                       /s/ Michael Szycher
Michael Szycher, Director

Date: October 12, 2006                       /s/ David Eisenhaure
David Eisenhaure, Director

Date: October 12, 2006                                                                         /s/ Michael Turmelle
Michael Turmelle, Director