Form 10-Q
period 2006-09-30
IMPLANT SCIENCES CORP
filed 2006-11-14
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending September 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

107 Audubon Road, #5 Wakefield, MA	01880
(Address of Principal Executive Offices)	(Zip Code)

781-246-0700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	American Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,508,000 as of November 9, 2006 (based on the closing price for such stock as of November 9, 2006).

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class	Outstanding at November 9, 2006
Common Stock, $.10 par value	11,800,811

IMPLANT SCIENCES CORPORATION

Index

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	June 30,
ASSETS	2006	2006
Current assets:
Cash and cash equivalents	$1,084,000	$2,204,000
Restricted cash	264,000	-
Accounts receivable, net of allowance of $121,000 at September 30, 2006 and June 30, 2006	3,364,000	3,658,000
Accounts receivable, unbilled	192,000	43,000
Inventories	1,696,000	1,532,000
Investments - available for sale securities	155,000	222,000
Prepaid expenses and other current assets	366,000	505,000
Total current assets	7,121,000	8,164,000

Property and equipment, net	8,517,000	8,909,000
Amortizable intangible assets, net	1,492,000	1,620,000
Investment in unconsolidated subsidiary	16,000	174,000
Other non-current assets	253,000	229,000
Goodwill	11,666,000	11,666,000
Total assets	$29,065,000	$30,762,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$440,000	$420,000
Line of credit	1,000,000	1,000,000
Payable to Med-Tec	233,000	233,000
Accrued expenses	2,108,000	1,985,000
Accounts payable	1,361,000	1,699,000
Current portion of long- term lease liability	132,000	126,000
Deferred revenue	485,000	479,000
Total current liabilities	5,759,000	5,942,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	704,000	692,000
Long-term lease liability	542,000	575,000
Derivatives related to preferred stock features	1,074,000	1,094,000
Total liabilities	8,079,000	8,303,000

Commitments and contingencies
Series D Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 500,000 shares authorized 409,091 outstanding as of September 30, and June 30, 2006	2,804,000	2,568,000

Stockholders' equity :
Common stock, $0.10 par value; 50,000,000 shares authorized at September 30 and June 30, 2006; 11,800,811 and 11,733,804 shares issued; 11,773,817 and 11,706,810 shares outstanding, at September 30 and June 30, 2006, respectively	1,180,000	1,173,000
Additional paid-in capital	55,708,000	55,284,000
Accumulated deficit	(38,237,000)	(36,290,000)
Deferred compensation	(97,000)	(17,000)
Notes receivable, employees	(45,000)	(37,000)
Accumulated other comprehensive income (loss)	(91,000)	14,000
Treasury stock, 26,994 common shares, at cost	(236,000)	(236,000)
Total stockholders' equity	18,182,000	19,891,000
Total liabilities and stockholders' equity	$29,065,000	$30,762,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
Medical	$1,160,000	$1,149,000
Semiconductor	3,939,000	3,122,000
Security products	481,000	401,000
Total revenues	5,580,000	4,672,000

Cost of revenues:
Cost of medical revenues	850,000	959,000
Cost of semiconductor revenues	3,049,000	2,697,000
Cost of security product revenues	616,000	1,022,000
Total cost of revenues	4,515,000	4,678,000

Gross margin	1,065,000	(6,000)

Operating expenses:
Research and development	567,000	316,000
Selling, general and administrative	1,963,000	1,923,000
Total operating expenses	2,530,000	2,239,000

Loss from operations	(1,465,000)	(2,245,000)

Other income (expense):
Interest income	4,000	11,000
Interest expense	(49,000)	(92,000)
Change in fair value of embedded derivatives related to preferred stock features	20,000	-
Equity losses in unconsolidated subsidiaries	(120,000)	(41,000)
Total other expense, net	(145,000)	(122,000)

Net loss	(1,610,000)	(2,367,000)

Preferred distribution, dividends and accretion	(236,000)	-

Net loss applicable to common shareholders	$(1,846,000)	$(2,367,000)

Net per share applicable to common shareholders, basic and diluted	$(0.16)	$(0.22)

Weighted average common shares outstanding used in computing basic and diluted loss per share	11,763,574	10,962,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

IMPLANT SCIENCES CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Three Months Ended September 30,
Cash flows from operating activities:	2006	2005
Net loss	$(1,610,000)	$(2,367,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	617,000	579,000
Amortization of intangible assets	128,000	207,000
Share-based compensation expense	208,000	411,000
Equity loss in unconsolidated subsidiaries	120,000	41,000
Change in fair value of embedded derivatives	(20,000)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	182,000	296,000
Inventories	(164,000)	(564,000)
Prepaid expenses and other current assets	139,000	(80,000)
Accounts payable	(338,000)	136,000
Accrued expenses	95,000	(224,000)
Deferred revenue	7,000	606,000
Net cash used in operating activities	(636,000)	(959,000)
Cash flows from investing activities:
Purchase of property and equipment	(86,000)	(170,000)
Acquisition of Core Systems, net of cash received	-	(9,000)
Acquisition of Accurel Systems International, net of cash received	-	(2,000)
Increase in other non-current assets	(24,000)	(19,000)
Net cash used in investing activities	(110,000)	(200,000)
Cash flows from financing activities:
Proceeds from issuance of common stock including the exercise of options and the Employee Stock Purchase Plan	143,000	29,000
Employee notes receivable	(45,000)	-
Proceeds from warrant exercise	-	69,000
Proceeds from secured term note, net of fees and transaction costs	-	2,833,000
Proceeds from issuance of Series D Cumulative Redeemable Convertible Preferred Stock, net of issuance costs	-	1,896,000
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(101,000)	-
Principal payments of long-term debt and capital lease obligations	(107,000)	(1,760,000)
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	-	(25,000)
Net cash flows provided by financing activities	(110,000)	3,042,000
Net change in cash and cash equivalents	(856,000)	1,883,000
Cash and cash equivalents at beginning of the period	2,204,000	1,549,000
Cash and cash equivalents at end of the period	$1,348,000	$3,432,000
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$73,000	$109,000
Noncash Investing and Financing Activity:
Capital equipment acquired under capital lease	$139,000	$42,000
Accretion of Series D Cumulative Redeemable Convertible Preferred Stock dividends, derivatives and warrants	$135,000	$-

Index

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.	Description of Business

Implant Sciences Corporation (the “Company”) develops products for the medical device and security products industry. Its core technology involves ion implantation and thin film coatings of radioactive and non-radioactive materials. The Company has received Food and Drug Administration 510(k) clearance to market both its I-Plant TM Iodine-125 radioactive seed for the treatment of prostate cancer and its Ytterbium-169 source for breast cancer therapy. The Company also modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant. The Company markets and sells its existing trace explosives detector products while continuing to make significant investments in developing the next generation of these products. The Company provides ion implantation and analytical services to the semiconductor industry and also semiconductor equipment.

Risks and Uncertainties

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products. For the three months ended September 30, 2006, the Company reported a net loss of $1,610,000 and used $636,000 in cash from operations. As of September 30, 2006, the Company had an accumulated deficit of approximately $38,237,000 and working capital of $1,362,000. The Company has drawn $1,000,000 on a $1,500,000 revolving credit facility with a bank. Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations. Failure of the Company to achieve its projections may require the Company to seek additional financing or take other measures to provide the cash needed to continue operations.

Management has prepared operating plans which would indicate the Company has sufficient financial resources to sustain operations for at least the next twelve months. These plans depend on the successful increase in the semiconductor service revenue and the successful launching of a new handheld trace explosives detector product. The Company has a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. Management will continue to pursue government grants and contracts to support its research and development efforts. Should projected revenues not be met, management has developed plans which provide for cost cutting measures. Management believes that these cost cutting measures will be sufficient to allow the Company to continue as a going concern should revenue projections not be met.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations. The Series D preferred stock contains mandatory redemptions on a monthly basis beginning in November 2006. These mandatory redemptions are redeemable in cash or shares of the Company’s common stock, at the Company’s option so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price. There can be no assurances that forecasted results will be achieved or that the Company’s stock price will remain at a level to allow the Company to redeem the outstanding shares of Series D preferred and accrued dividends with shares of its common stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In November 2006, the Company received notification from a significant customer that they will be discontinuing a product line to which the Company provides a coating service. The customer will be phasing out the need for our services over the next two quarters. Management anticipates that in addition to reporting a future decrease in medical revenue, and gross margin, it will record an expense relating to the impairment of certain pieces of capital equipment, for which there are no alternative uses. The loss of revenue and expense related to the equipment impairment are likely to have a material adverse effect on the Company’s financial condition and results of operations.

Index

Based on the current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand, and the net proceeds from current government contracts will be sufficient to fund operations for the next twelve months. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.

 Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K as of June 30, 2006. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets, accounting for embedded derivatives and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

2.	Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed consolidated financials statements includes all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for these periods. The result of operations and cash flows for the three months ended September 30, 2006 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K as of and for the year ending June 30, 2006 filed with the Securities and Exchange Commission on October 12, 2006.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Accurel Systems International (“Accurel”) and Core Systems Incorporated (“Core”) (the “Subsidiaries”). All intercompany balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, business combinations, valuation for goodwill and acquired intangible assets, accounting for embedded derivatives and warranty reserves.

Index

3.	Inventories

Inventories consist of the following:

	September 30,	June 30,
	2006	2006
Raw materials	$636,000	$965,000
Work-in-progress	406,000	291,000
Finished goods	654,000	276,000
	$1,696,000	$1,532,000

4.	Property and Equipment

Property and equipment consists of the following:
	September 30,	June 30,
	2006	2006
Total property and equipment	$16,638,000	$16,413,000
Less: accumulated depreciation	(8,121,000)	(7,504,000)
Property and equipment, net	$8,517,000	$8,909,000

The Company recorded depreciation expense of approximately $617,000 and $579,000 for the three month period ended September 30, 2006 and 2005, respectively. Capitalized leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.

5.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	June 30,
	2006	2006
Accrued costs related to acquisitions	$268,000	$304,000
Accrued compensation and benefits	946,000	883,000
Other accrued liabilities	894,000	798,000
	$2,108,000	$1,985,000

The Company accrues warranty costs in the period the related revenue is recognized and adjusts the reserve balance as needed to address potential future liabilities. The following table details the changes in the Company’s warranty reserve:

Balance at June 30, 2006	$66,000
Accrued warranty expense	47,000
Charges against the reserve	(53,000)
Balance at September 30, 2006	$60,000

Index

6.	Investment in Unconsolidated Subsidiaries

As of September 30, 2006, the Company has an 18% interest in CorNova, Inc. as a result of 87,031 shares that have been issued to CorNova by the Company, of which 16,449 of which have been categorized as treasury stock (“CorNova treasury stock”) in the accompanying balance sheet. The Company’s Chief Executive Officer (“CEO”) is one of the directors of CorNova. For the periods ended September 30, 2006 and 2005, the Company recognized approximately $120,000 and $41,000, respectively, of equity losses in unconsolidated subsidiaries, representing the Company’s portion of CorNova’s net loss. The Company also recorded approximately $38,000 and $78,000 as an unrealized loss in the period ended September 30, 2006 and 2005 respectively, relating to the change in value of the CorNova treasury stock. Gains and losses are recorded as other comprehensive income (loss) in the equity section of the Company’s financial statements. CorNova’s unaudited results for the three month period ended September 30, 2006 were:

	Period Ended September 30,
	2006	2005
Revenue	-	$59,000
Expenses	$664,000	386,000
Income tax benefit	-	111,000
Net Loss	$664,000	$216,000

7.	Commitments and Contingencies

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

In conjunction with the acquisition of Accurel, the Company recorded a lease liability of $829,000. This liability reflects managements estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, if the lease had been negotiated under current market conditions. The balance of the lease liability on September 30, 2006 is $674,000, of which $132,000 is current.

Future minimum rental payments required under capital leases and operating leases with non-cancelable terms in excess of one year at September 30, 2006, together with the present value of net minimum lease payments are as follows:

	Capital Lease Payments	Operating Lease Payments
Year ending June 30:
2007 remaining 9 months	$107,000	$1,267,000
2008	132,000	1,713,000
2009	117,000	1,454,000
2010	106,000	838,000
2011 and remaining	91,000	150,000
Total future minimum lease payments	$553,000	$5,422,000
Less: amounts representing interest	(138,000)
Present value of future minimum lease payments	415,000
Less: current portion	(90,000)
Capital lease obligation, net of current portion	$325,000

Index

(b) Pending Litigation

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

On March 27, 2006, the Company received notice that Rapiscan filed a complaint against the Company in the United States District Court for the Central District of California, regarding the Rapiscan Agreement. Rapiscan’s complaint against the Company is based upon claims of breach of contract and breach of warranty and is requesting a decree for specific performance, declaratory relief and injunctive relief.

As of August 18, 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff. Presently, discovery is in process. Rapiscan and OSI have filed a motion to dismiss certain of the Company’s claims. As of October 30, 2006, the court has ruled that the Company’s claim of breach of fiduciary duty was dismissed but OSI’s motion to dismiss all other claims was denied.

8.	Redeemable Convertible Preferred Stock

On September 30, 2005, the Company issued 500,000 shares of Series D Redeemable Convertible Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”). The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000. The Company utilized the proceeds to repay the $3 million term note with Laurus signed on July 6, 2005. The Series D has a dividend equal to the prime rate plus one percent (1%) (9.25% at September 30, 2006) and provides for redemption over a thirty-six month period pursuant to an amortization schedule. In conjunction with the Series D, the Company also issued to Laurus a warrant to purchase up to 50,000 shares of the Company’s common stock at a price equal to $10.20 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 80%, an expected life 5 years, and a risk free interest rate of 4.12%. Net cash proceeds from this financing were $1,883,000 (which included repayments of $3,000,000 of principal related to the July 6, 2005 term note and $117,000 of issuance costs).

The following table reflects the required redemption of the Series D before the effect of the accrued dividends:

Year ending June 30:	Preferred Stock Monthly Redemption Schedule
2007 remaining nine months	$1,212,000
2008	1,818,000
2009	1,061,000
Total	$4,091,000

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

Index

The Company valued the Series D at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the embedded derivative instruments and offering costs. The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D preferred stock, the amount allocated to warrants of $672,000, the value attributed to the embedded derivatives of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note). The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value at September 1, 2008, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. As of September 30, 2006, $1,015,000 was amortized. As of September 30, 2006, the fair value of this conversion feature approximated $1,074,000.    The value of the embedded derivates related to the adjustable dividend rate and the potential default provisions were determined to be immaterial at September 30, 2006.

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

The $1,294,000 aggregate loss is accounted for as an extinguishment of debt and is included in Other expenses in the fourth quarter of the Company’s fiscal year ended June 30, 2006.

Index

9.	Share-based compensation plans

Stock Option Plans

In September 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”). A total of 280,000 shares of common stock have been reserved for issuance under the 1998 Plan. Upon adoption of the 1998 Plan, the 1992 Stock Option Plan was terminated.

In December 2000, the Company adopted the 2000 Incentive and Non Qualified Stock Option Plan (the “2000 Plan”). A total of 1,500,000 shares of common stock have been reserved for issuance under the 2000 Plan.

In December 2004, the Company adopted the 2004 Stock Option Plan. The 2004 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. A total of 1,000,000 shares of common stock have been reserved for issuance under the 2000 Plan.

As of September 30, 2006, a total of 129,003, 55,402, and 380,000 shares are available for issuance under the 1998 Plan, 2000 Plan and 2004 Plan, respectively.

The following table presents the activity of the 1998, 2000 and 2004 Stock Option Plans for the three months ended September 30, 2006:

	Shares	Weighted- Average Exercise Price
Outstanding at June 30, 2006	1,836,551	$5.41
Granted	190,188	2.50
Exercised	(34,365)	1.49
Cancelled	(105,436)	2.94
Outstanding at September 30, 2006	1,886,938	5.32
Options exercisable at end of period	1,210,660	$5.44
Weighted-average fair value of options granted during the year		$1.61

Employee Stock Purchase Plan

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of September 30, 2006, a total of 45,519 shares are available for issuance under the Plan. Compensation expense under the Plan for the three month periods ended September 30, 2006 and 2005 is $10,000 and $0 respectively.

Non-qualified options and warrants

Included in the consolidated statement of operations for the period ended September 30, 2006 is $16,000 of compensation expense attributable to other non-employee options and warrants.

Index

10.	Employee Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payments,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock issued from certain employee stock purchase plans, to be recognized in earnings based on their modified-grant date fair values. Pro forma disclosure is no longer an alternative. Effective July 1, 2005, the Company adopted SFAS 123R.

The Company recorded $198,000 of stock based compensation, which includes $16,000 of compensation expense attributable to its Employee Stock Purchase Plan in the three month period ended September 30, 2006.

The total non-cash stock-based compensation expense, including $10,000 of options and warrants issued to non-employees, included in the consolidated statement of operations for the three month period ended September 30, 2006 and 2005 is included in the following expense categories:

Three Months Ended September 30,	2006	2005
Cost of revenues	$62,000	$82,000
Research and development	17,000	68,000
Selling, general and administrative	119,000	261,000
Total	$208,000	$411,000

As of September 30, 2006 there was $1,548,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans. This expense is expected to be recognized as follows:

Period Ended June 30:
Remaining 9 months 2007	$792,000
2008	586,000
2009	160,000
Thereafter	10,000
Total	$1,548,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option forfeitures within the valuation model. The expected term of options granted is calculated using the “Simplified Method” as outlined SFAS 123R and reflects the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of grant. The Company has revised its estimated forfeiture rate from 4% to 10% for the periods ended September 30, 2005 and 2006, respectively, resulting in a cumulative catchup adjustment to adjust share-based compensation amounting to a credit of $147,000 for the three months ended September 30 , 2006.

	Period ended September 30, 2006
	Stock Option Plan	Stock Purchase Plan
Risk free interest rate	4.85% - 5.07%	5.17%
Expected dividend yield	0%	0%
Expected lives (years)	3.5 - 6 years	6 months
Expected volatility	78% - 79%	78%
Expected forfeiture rate	10%	0%
Contractual term	5 - 10 years	6 months

Index

11.	Long-term Debt and Credit Arrangements

MED-TEC Payment Obligation

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the original Distributor Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor agreed to work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The present value of this payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%. This amount was recorded as an intangible asset and has been amortized over its estimated useful life of 29 months.  During the three months ended September 30, 2006 and 2005, approximately $0 and $383,000, respectively, of amortization expense was recognized, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2006, the outstanding principal balance is approximately $233,000.  For the three months ended September 30, 2006 and 2005, the Company recorded approximately $6,000 and $9,000, respectively, of interest expense relating to this transaction.

Installment Note

At the time of its acquisition, Accurel had a $1,400,000 fixed rate installment note with a bank. The note called for monthly payments of $29,000 plus interest at a rate of 6.84%, through September 1, 2008 (the “Loan Agreement”).The bank has consented to continue the note under the same terms after the acquisition. The note is collateralized by substantially all assets of Accurel. During the three month period ended September 30, 2006 and 2005, the Company recorded interest expense of approximately $7,000 and $13,000, respectively, in connection with this note. As of September 30, 2006, the Accurel note balance is approximately $729,000.

The Loan Agreement requires Accurel to report monthly financial results to the bank and for Accurel to comply with certain financial covenants. As of September 30, 2006 Accurel was in compliance with the covenants.

Future principal payments on this note are as follows:

Year ending June 30,
2007 remaining nine months	$263,000
2008	350,000
2009	116,000
Total	$729,000

Revolving Credit Facility

On September 7, 2006, the Company extended the expiration date of its $1,500,000 revolving credit facility with Silicon Valley based Bridge Bank, N.A. The revolving credit facility expiring December 31, 2007, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%) (8.25% as of September 30, 2006), and is collateralized by certain assets of the Company. The credit facility is also subject to various financial covenants. As of September 30, 2006, $1,000,000 has been drawn on this credit facility. The Company was in violation of certain covenants associated with this facility and has received waivers from the bank

12.	Financial Information by Segment

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

Index

Gross margin is the measure that management uses when evaluating the Company’s segments, therefore, operating expenses are excluded from the financial information below.

The revenues, expenses and assets related to these segments for the three months ended September 30, 2006 and 2005 are:

	Medical	Semiconductor	Security	Total
Three months ended September 30, 2006
Revenue	$1,160,000	$3,939,000	$481,000	$5,580,000
Cost of revenues	(850,000)	(3,049,000)	(616,000)	(4,515,000)
Gross margin	$310,000	$890,000	$(135,000)	$1,065,000

Assets	$3,310,000	$24,051,000	$1,704,000	$29,065,000

Three months ended September 30, 2005
Revenue	$1,149,000	$3,122,000	$401,000	$4,672,000
Cost of revenues	(959,000)	(2,697,000)	(1,022,000)	(4,678,000)
Gross margin	$190,000	$425,000	$(621,000)	$(6,000)

Assets	$4,652,000	$27,084,000	$2,161,000	$33,897,000

International sales accounted for $725,000 in the three month period ended September 30, 2006. In the three month period ended September 30, 2005 international sales were not material.

13.	Goodwill and Other Intangible Assets

At September 30, 2006 and June 30 2006, the Company had goodwill and intangible assets of $13,158,000 and $13,286,000 respectively. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance. The Company may employ the work of independent appraisers in making its determination. The Company makes its annual assessment as of August 31st of each year to determine if its goodwill is impaired. As of June 30, 2006 the Company had determined that its goodwill at its semiconductor implantation reporting unit was impaired. As a result of this impairment the Company took an impairment charge of $457,000. Goodwill and intangible assets with indefinite lives at the Company’s semiconductor testing unit are not impaired. Future events could cause management to conclude that impairment indicators exist and that goodwill and intangible assets with indefinite lives associated with the Company’s acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce. These assigned values are amortized over the period of time those cash flows are estimated to be produced. Management continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired. As of September 30, 2006 management believes no impairment exists.

There were no changes in the carrying value of goodwill for the three months ended September 30, 2006. Goodwill within each reportable segment, are as follows:

	Semiconductor Services	Semiconductor Testing
Balance as of September 30 and June 30, 2006	$4,091,000	$7,575,000

Index

The following table summarizes the Company’s intangible assets as of September 30, 2006:

	Gross carrying amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2006	Additions	September 30, 2006	June 30, 2006	Additions	September 30, 2006	September 30, 2006

Non-Compete	$1,057,000	$-	$1,057,000	$1,050,000	$7,000	$1,057,000	$-

Name Recognition	200,000	-	200,000	38,000	7,000	45,000	155,000

Customer Base	1,630,000	-	1,630,000	445,000	82,000	527,000	1,103,000

Technology	125,000	-	125,000	43,000	7,000	50,000	75,000

Treatment Planning System	300,000	-	300,000	116,000	25,000	141,000	159,000

Total	$3,312,000	$-	$3,312,000	$1,692,000	$128,000	$1,820,000	$1,492,000

Estimated amortization expense for intangible assets with finite lives on our balance sheet as of September 30, 2006, for the fiscal years ending June 30, is as follows:

2007 remaining nine months	$358,000
2008	462,000
2009	380,000
2010	246,000
2011	46,000
$1,492,000

14.	Loss Per Share

The Company had the following potential dilutive securities outstanding on September 30, 2006: options and warrants to purchase 1,886,938 and 1,758,503 shares, respectively, of the Company’s common stock at weighted average exercise prices of $5.32 and $7.66 per share, respectively and (ii) Series D Preferred Stock convertible into an aggregate of 985,761 shares of the Company’s common stock. Such potential dilutive securities were not included in the calculation of diluted loss per share in the period ended September 30, 2006 because the inclusion thereof would be antidilutive.

15.	Subsequent Event

In November 2006, the Company received notification from a significant customer that they will be discontinuing a product line to which the Company provides a coating service. The customer will be phasing out the need for our services over the next two quarters. Management anticipates that in addition to reporting a future decrease in medical revenue, and gross margin, it will record an expense relating to the impairment of certain pieces of capital equipment, for which there are no alternative uses. The loss of revenue and expense related to the equipment impairment are likely to have a material adverse effect on the Company’s financial condition and results of operations.

Index

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

We currently provide ion implantation and analytical services to numerous semiconductor manufacturers, research laboratories and universities. The application of our ion implantation technologies to modify the surfaces of orthopedic joint implants is being applied primarily to product manufactured by the Stryker-Orthopaedics Division of Stryker Corporation. While this orthopedic coating customer has provided a steady source of revenue to the Company for many years, we have been informed that they are changing their product line which will eliminate the coating services currently conducted by the Company. This phase out will begin in the second and third quarters of fiscal 2007.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the three month period ended September 30, 2006, and 2005. It should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Three Month Period Ended September 30, 2006 vs. September 30, 2005

Revenues. Revenues for the three months ended September 30, 2006 were $5,580,000 as compared to $4,672,000 in the three months ended September 30, 2005, an increase of $908,000 or 19%. Our revenues by business segment are as follows:

Index

	Three months ended
	September 30, 2006	September 30, 2005
Medical	$1,160,000	$1,149,000
Semiconductor	3,939,000	3,122,000
Security products	481,000	401,000
Total	$5,580,000	$4,672,000

Revenues in all business segments increased over the comparable prior year period, with the Semiconductor segment accounting for the majority of the increase. Our Semiconductor business segment increased $817,000 or 26%, our Security Products business segment increased $80,000 or 20% and our Medical business segment increased $11,000 or 1%. The increase in our Semiconductor segment is attributable to continued strong performance at our Accurel subsidiary and sales of our Krytek source conditioning systems. The increased level of service began in December 2005. Our Krytek source conditioning systems sell in the range of $150,000 to $190,000 for a complete system. Two systems were sold in the period ended September 30, 2006, while none were sold in the prior year period. The increase in Security products revenue is primarily attributable to sales of our handheld explosives detection devices which increased $182,000 from the previous year while revenues from government contracts are down $102,000 from the previous year period. The Company has received a new government contract and revenues against this contract began to be recognized in September 2006. Revenues of our Medical business segment reflect a $45,000 increase in seeds revenues offset by a $47,000 decrease in orthopedics revenues. Management expects that orthopedic coating revenues will continue to decrease materially in Q2 and Q3 as our primary customer is changing their product line and phases out the Company’s services over the next two quarters. Revenues from medical contracts were up approximately $16,000 from the previous year period.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2006 was $4,515,000 as compared to $4,678,000 the prior three months period ended September 30, 2005 a decrease of $163,000 or 3%. The cost of revenues by business segment is as follows:

	Three months ended
	September 30, 2006	September 30, 2005
Medical	$850,000	$959,000
Semiconductor	3,049,000	2,697,000
Security products	616,000	1,022,000
Total	$4,515,000	$4,678,000

Cost of revenues for our Semiconductor business segment was $3,049,000 for the three months ended September 30, 2006 as compared to $2,697,000 for the prior year three month period, an increase of $352,000 or 13%. The increase in Semiconductor cost of revenue reflects the increased activity levels at Accurel and the cost of our Krytek source conditioning systems. The Krytek systems are built by an outside contractor, therefore the cost is entirely variable with sales. Cost of revenues for our Security Products segment was $616,000 for the three months ended September 30, 2006 as compared to $1,022,000 for the prior year period representing a decrease of $406,000 or 40%. In the comparable prior year period the Company used its in house manufacturing capability to fulfill a large order, for its handheld explosives detection device, delivered in the second quarter of fiscal 2006. In February 2006, the Company transferred production of its handheld explosives detection device to a contract manufacturer and eliminated almost all of its in house manufacturing costs. Medical cost of revenues in the period ended September 30, 2006 decreased by $109,000 or 11% from the previous year period. The decrease reflects cost reduction efforts by the Company put in place to attempt to return the seeds business to profitability.

Index

Gross Margins

	Three Months ended September 30, 2006
	Medical	Semiconductor	Security	Total
Revenues	$1,160,000	$3,939,000	$481,000	$5,580,000
Cost of revenues	$850,000	$3,049,000	$616,000	$4,515,000
Gross Margin	$310,000	$890,000	$(135,000)	$1,065,000
Margin %	27%	23%	-28%	19%

	Three Months ended September 30, 2005
	Medical	Semiconductor	Security	Total
Revenues	$1,149,000	$3,122,000	$401,000	$4,672,000
Cost of revenues	$959,000	$2,697,000	$1,022,000	$4,678,000
	$190,000	$425,000	$(621,000)	$(6,000)
Margin %	17%	14%	-155%	-%

Overall gross margins were 19% of revenues in the three months ended September June 30, 2006 as compared to a slight gross margin loss in the prior year period. The increase in gross margins comes from all of our business segments. Semiconductor gross margins were 27% for the three months ended September 30, 2006 as compared to 17% for the prior year period. This improvement is primarily due to Accurel and the sale of the Krytek systems. Accurel is a service business and is characterized by relatively low variable costs so increased revenues beyond the level needed to cover fixed costs will have an impact on gross margins. Security products had a gross margin loss of 28% for the three months ended September 30, 2006 as compared to a gross margin loss of 155% in the prior year period. The improvement in security products margin is due primarily to the elimination of handheld explosives detection device manufacturing costs. In the prior year period the Company’s handheld explosives detection device manufacturing capability was being built up to provide a high volume production run. Once the initial handheld explosives device production run was completed, and the manufacturing process was proven, manufacturing was transitioned to a contract manufacturer allowing the Company to reduce its manufacturing overhead. The medical segment gross margins were 27% for the three months ended September 30, 2006 compared to 17% for the prior year period. The improvement in gross margin came from manufacturing efficiencies gained in our seeds operations primarily from cost reductions and the reduction in scrap. However, management expects a decrease in the medical segment’s gross margins beginning in the second quarter of fiscal 2007 as our primary orthopedic coatings customer phases out a particular product line needing coating services. It is anticipated that the loss of this revenue beginning in the second quarter of fiscal 2007 will negatively impact our gross margin, as historically this service was a very profitable business.

Research and Development. Research and development expense for the three months ended September 30, 2006 was $567,000 as compared to $316,000 for the comparable prior year period, an increase of $251,000, or 79%. The Company continued to expend funds to further the development of new products in the areas of explosives and toxic substance detection. In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts. The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants. Research and development expenses prior to starting the government contracts are charged to operating expenses. In addition with the transfer of explosives detection manufacturing to a contract manufacturer, the Company reorganized its staff and a number of people previously charged to manufacturing were transferred to research and development. A total of $280,000 of research and development personnel costs were charged to operations in the three months ended September 30, 2006 as compared to $91,000 in the prior year period. In addition, other costs associated with unfunded research and development projects in the current fiscal year were expensed to research and development.

Selling, General and Administrative. Selling, general and administrative expense for the three months ended September 30, 2006 was $1,963,000 as compared to $1,923,000 for the comparable prior year period, an increase of $40,000, or 2%. The increase in expense is due to the increased activity at Accurel and legal fees.

Index

Other Income and Expenses, Net. For the three months ended September 30, 2006, we recorded other expense, net, of $145,000 as compared to $122,000, in the comparable prior year period an increase of $23,000 or 19%. Other income and expense includes a loss of $120,000 for the period ended September 30, 2006 as compared to a loss of $41,000 in the prior year period, representing the Company’s share of losses attributable to its investment in CorNova, an unconsolidated subsidiary accounted for under the equity method of accounting. Interest expense in the current year period was $49,000 compared to $92,000 in the prior year period. In the comparable prior year period, the Company had a $3,000,000 note that was converted to Series D Preferred Stock on September 30, 2005.

Net Loss. Net loss for the three months ended September 30, 2006 was $1,610,000 as compared with $2,367,000 for the comparable prior year period, a decrease in net loss of $757,000, or 32%. The decrease in net loss is primarily due to reduced loss from operations of $780,000 offset by an increase in other expenses of $23,000.

Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $236,000 in the three months ended September 30, 2006 as compared to $0 in the prior year period. The Company issued Series D Redeemable Convertible Preferred Stock on September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had approximately $1,348,000 in the form of cash and cash equivalents. During the three months ended September 30, 2006, operating activities used cash of approximately $636,000. Net cash used by operating activities primarily reflects the $1,610,000 net loss, increased by a non-cash gain of $20,000, related to the change in fair value of derivatives, and reduced by non-cash charges of $745,000 in depreciation and amortization, $208,000 of share-based compensation expense and $120,000 in equity loss in unconsolidated subsidiaries. Working capital items used $79,000 of cash. The Company has approximately $1,050,000 of raw materials and finished goods inventories related to its handheld explosives detection product. This inventory was built in anticipation of future shipments of this product to customers. Orders for the explosives detection product to date have typically been from foreign governments or agencies of foreign governments. The sales cycle to these entities can take a number of months to; close the order, set up letters of credit from the customer covering the payment, and obtain the necessary export licenses and other required documentation. Expected future shipments of these products, in the near term, can be accomplished with no further investment in inventories and current levels of inventory are expected to come down providing positive cash flows. Investing activities used $110,000 of cash primarily for investment in, or deposits,on, plant and equipment. Financing activities consist of, $98,000 of proceeds received from participants in the Employee Stock Purchase Plan and the exercise of stock options, offset by $101,000 in cash dividends paid to the holders of the Series D preferred stock and $107,000 in principal payments against bank loans and capital leases.

On September 7, 2006, the Company extended the expiration date of its $1,500,000 revolving credit facility with Silicon Valley based Bridge Bank, N.A. The revolving credit facility, expiring December 31, 2007, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%), and is collateralized by certain assets of the Company. The credit facility is also subject to various financial covenants. As of September 30, 2006, $1,000,000 has been drawn on this credit facility. The credit facility is subject to various covenants that have been violated as of September 30, 2006. The Company has received a waiver of these violations from the bank.

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

Index

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

Based on the current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand, the net proceeds from its revolving line of credit and a $3.6M contract received from the U.S. Army in August 2006, will be sufficient to fund operations for the next twelve months. In addition, it is anticipated that the Company will be reducing its operating expenses to compensate for the projected decrease in medical sales revenue beginning in the second quarter of fiscal 2007. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions. Future expenditures for research and product development, especially relating to outside testing, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of September 30, 2006 are as follows:

	Debt and Capital Lease	Operating Lease	MED-TEC (1)	Total
Three Months Ending September 30:
2007	$370,000	$1,267,000	$281,000	$1,918,000
2008	482,000	1,713,000	-	2,195,000
2009	233,000	1,454,000	-	1,687,000
2010	106,000	838,000	-	944,000
2011	91,000	150,000	-	241,000
Total	$1,282,000	$5,422,000	$281,000	$6,985,000

(1) Relates to MED-TEC payment obligation and includes $48,000 accrued interest.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K as of June 30, 2006. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. We adopted SFAS No. 142 and, accordingly, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather such assets are subject to annual impairment reviews or more frequently, if events or circumstances indicate that they may be impaired.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired. Cash equivalents represent a deposit in a money market account and a certificate of deposit. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. At September 30, 2006, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") and our internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Annual Report, we present the conclusions of our CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Index

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

In June 2006, our independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a significant deficiency. A significant deficiency is a control deficiency or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The reportable condition related primarily to the closing and financial reporting process.  Management is confident that our financial statements for the period ended September 30, 2006 fairly present, in all material respects, our financial condition and results of operations.

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

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

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

Index

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

The arbitration is now in the discovery phase, and the hearing is scheduled for February 2007.

At this early stage of the proceedings, particularly before the commencement of depositions, it is difficult to assess the final outcome of this arbitration. However, the Company believes that the counterclaims have no merit, and will vigorously defend itself against such counterclaims.

On March 23, 2005, we entered into a Development, Distribution and Manufacturing Agreement (the “Rapiscan Agreement”) with Rapiscan Systems, Inc. (“Rapiscan”).  Under the terms of this agreement, we gave Rapiscan the exclusive worldwide rights to market our Quantum SnifferTM portable and benchtop trace detection devices under their private label.  We also agreed to give Rapiscan the exclusive worldwide rights to distribute certain other new security products which we may develop in the future with their funding, as well as rights, in some circumstances, to manufacture certain components of the Quantum SnifferTM portable and benchtop trace detection devices that they are able to sell.

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

As of August 18, 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff. Presently, discovery is in process. Rapiscan and OSI have filed a motion to dismiss certain of the Company’s claims. As of October 30, 2006, the court has ruled that the Company’s claim of breach of fiduciary duty was dismissed but OSI’s motion to dismiss all other claims was denied.

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

Item 1a	Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K. You should consider carefully all of the material risks described in the Form 10-K, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Index

Item 2.	Sales of Unregistered Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other

None

Item 6.	List of Exhibits and Reports

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

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: November 14, 2006	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: November 14, 2006	/s/ Diane J. Ryan
Diane J. Ryan