Form 10-Q
period 2006-12-31
IMPLANT SCIENCES CORP
filed 2007-02-14
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending December 31, 2006.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

107 Audubon Road, #5 Wakefield, MA	01880
(Address of Principal Executive Offices)	(Zip Code)
781-246-0700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	American Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24,914,000 as of February 12, 2007. (based on the closing price for such stock as of February 12, 2007).

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class	Outstanding at February 12, 2007
Common Stock, $.10 par value	11,800,811

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	December 31,	June 30,
ASSETS	2006	2006
Current assets:
Cash and cash equivalents	$304,000	$2,204,000
Restricted cash	264,000	-
Accounts receivable, net of allowance of $117,000 and $121,000 at December 31, 2006 and June 30, 2006, respectively	4,373,000	3,658,000
Accounts receivable, unbilled	181,000	43,000
Other receivable	1,439,000	-
Inventories	1,415,000	1,532,000
Investments - available for sale securities	221,000	222,000
Prepaid expenses and other current assets	316,000	505,000
Total current assets	8,513,000	8,164,000

Property and equipment, net	8,504,000	8,909,000
Amortizable intangible assets, net	1,374,000	1,620,000
Investment in unconsolidated subsidiary	-	174,000
Other non-current assets	456,000	229,000
Goodwill	11,666,000	11,666,000
Total assets	$30,513,000	$30,762,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$1,561,000	$420,000
Line of credit	966,000	1,000,000
Payable to Med-Tec	233,000	233,000
Accrued expenses	1,797,000	1,985,000
Accounts payable	2,126,000	1,699,000
Current portion of long- term lease liability	138,000	126,000
Deferred revenue	543,000	479,000
Total current liabilities	7,364,000	5,942,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	1,053,000	692,000
Long-term lease liability	503,000	575,000
Derivatives related to preferred stock features	389,000	1,094,000
Total liabilities	9,309,000	8,303,000

Commitments and contingencies (Note 7)
Series D Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 500,000 shares authorized 393,939 and 409,091 shares outstanding as of December 31, and June 30, 2006	2,602,000	2,568,000

Stockholders' equity :
Common stock, $0.10 par value; 50,000,000 shares authorized; 11,800,811 and 11,733,804 shares issued at December 31 and June 30, 2006, respectively; 11,775,558 and 11,706,810 shares outstanding, at December 31 and June 30, 2006, respectively	1,180,000	1,173,000
Additional paid-in capital	56,423,000	55,284,000
Accumulated deficit	(38,680,000)	(36,290,000)
Deferred compensation	(54,000)	(17,000)
Notes receivable, employees	(45,000)	(37,000)
Accumulated other comprehensive income (loss)	(3,000)	14,000
Treasury stock, 25,253 and 26,994 common shares at December 31, and June 30, 2006, respectively, at cost	(219,000)	(236,000)
Total stockholders' equity	18,602,000	19,891,000
Total liabilities and stockholders' equity	$30,513,000	$30,762,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenues:
Medical	$ 1,038,000	$ 991,000	$ 2,198,000	$ 2,140,000
Semiconductor	4,175,000	3,334,000	8,114,000	6,456,000
Security products	1,905,000	3,215,000	2,386,000	3,616,000
Total revenues	7,118,000	7,540,000	12,698,000	12,212,000

Cost of revenues:
Cost of medical revenues	934,000	829,000	1,784,000	1,788,000
Cost of semiconductor revenues	3,215,000	2,940,000	6,264,000	5,637,000
Cost of security products revenues	1,160,000	2,297,000	1,776,000	3,319,000
Total cost of revenues	5,309,000	6,066,000	9,824,000	10,744,000

Gross margin	1,809,000	1,474,000	2,874,000	1,468,000

Operating expenses:
Research and development	433,000	492,000	1,000,000	808,000
Selling, general and administrative	2,313,000	2,665,000	4,276,000	4,590,000
Impairment of long-lived assets	37,000	-	37,000	-
Total operating expenses	2,783,000	3,157,000	5,313,000	5,398,000

Loss from operations	(974,000)	(1,683,000)	(2,439,000)	(3,930,000)

Other income (expenses):
Interest income	8,000	17,000	12,000	28,000
Interest expense	(78,000)	(74,000)	(127,000)	(166,000)
Equity losses in unconsolidated subsidiaries	(38,000)	(84,000)	(158,000)	(124,000)
Change in fair value of embedded derivatives related to preferred stock features	685,000	891,000	705,000	891,000
Total other income, net	577,000	750,000	432,000	629,000

Net loss	(397,000)	(933,000)	(2,007,000)	(3,301,000)

Preferred distribution, dividends and accretion	(44,000)	(387,000)	(381,000)	(387,000)

Net loss applicable to common shareholders	$ (441,000)	$ (1,320,000)	$ (2,388,000)	$ (3,688,000)

Net loss per share applicable to common shareholders, basic and diluted	$ (0.04)	$ (0.12)	$ (0.20)	$ (0.33)

Weighted average common shares outstanding used in computing basic and diluted loss per share	11,775,557	11,379,275	11,768,986	11,170,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended December 31, 2006
Cash flows from operating activities:	2006	2005
Net loss	$(2,007,000)	$(3,301,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,221,000	1,168,000
Amortization of intangible assets	246,000	414,000
Share-based compensation expense	534,000	1,458,000
Equity loss in unconsolidated subsidiaries	175,000	124,000
Change in fair value of embedded derivatives	(705,000)	(891,000)
Loss on equipment sale or writedown	37,000	43,000
Accretion of Series D interest	-	40,000
Bad debt expense	(21,000)	-
Deferred compensation	(37,000)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(832,000)	(749,000)
Inventories	117,000	(597,000)
Prepaid expenses and other current assets	250,000	(99,000)
Accounts payable	427,000	621,000
Accrued expenses	(248,000)	(521,000)
Deferred revenue	64,000	111,000
Net cash used in operating activities	(779,000)	(2,179,000)
Cash flows from investing activities:
Purchase of property and equipment	(303,000)	(380,000)
Acquisition of Core Systems, net of cash received	-	(9,000)
Acquisition of Accurel Systems International, net of cash received	-	(2,000)
Increase in other non-current assets	(227,000)	(47,000)
Net cash used in investing activities	(530,000)	(438,000)
Cash flows from financing activities:
Proceeds from issuance of common stock including the
exercise of options and the Employee Stock Purchase Plan	154,000	29,000
Proceeds from warrant exercise	-	69,000
Proceeds from secured term note, net of fees and transaction costs	-	2,833,000
Proceeds from issuance of Series D Cumulative Redeemable
Convertible Preferred Stock, net of issuance costs	-	1,896,000
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(349,000)	-
Principal payments of long-term debt and capital lease obligations	(98,000)	(1,860,000)
Payments on line of credit	(34,000)	-
Proceeds from issuance of common stock in connection with private
placement, net of issuance costs	-	(31,000)
Net cash flows (used in) provided by financing activities	(327,000)	2,936,000
Net change in cash and cash equivalents	(1,636,000)	319,000
Cash and cash equivalents at beginning of the period	2,204,000	1,549,000
Cash and cash equivalents at end of the period	$568,000	$1,868,000
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$127,000	$136,000
Noncash Investing and Financing Activity:
Capital equipment acquired under capital lease	$550,000	$42,000
Accretion of Series D Cumulative Redeemable Convertible Preferred Stock dividends, derivatives and warrants	$381,000	$387,000
Execution of credit agreement pending receipt of cash proceeds	$1,050,000	-
Relative fair value of warrants issued in conjunction with executed credit agreement	$450,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

1. Description of Business

Implant Sciences Corporation (the “Company”) develops products for the medical device and security products industry. Its core technology involves ion implantation and thin film coatings of radioactive and non-radioactive materials. The Company has received Food and Drug Administration 510(k) clearance to market both its I-Plant TM Iodine-125 radioactive seed for the treatment of prostate cancer and its Ytterbium-169 source for breast cancer therapy. The Company also modifies the surface characteristics of orthopedic joint implants to reduce polyethylene wear and thereby increasing the life of the implant. The Company markets and sells its existing trace explosives detector products while continuing to make significant investments in developing the next generation of these products. The Company provides ion implantation and analytical services to the semiconductor industry.

Risks and Uncertainties

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products. For the six months ended December 31, 2006, the Company reported a net loss of $2,007,000 and used $742,000 in cash from operations. As of December 31, 2006, the Company had an accumulated deficit of approximately $38,680,000 and working capital of $1,148,000. The Company has drawn approximately $966,000 on a $1,500,000 revolving credit facility with a bank. Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations. Failure of the Company to achieve its projections may require the Company to seek additional financing or take other measures to provide the cash needed to continue operations.

On December 29, 2006, the company secured a $1.5 million nine (9) month secured term loan with Laurus Master Fund, LLP and on January 3, 2007, executed an agreement with Silicon Valley based Bridge Bank, N.A. which increased the Company’s revolving credit facility from $1.5 million to $5.0 million (see Notes 15 and 16 respectively). Based on the current sales, expense and cash flow projections, and the proceeds from these two facilities, the Company believes that the current level of cash and cash-equivalents on hand, and the net proceeds from current government contracts will be sufficient to fund operations for the next twelve months. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.

Management has prepared operating plans which would indicate the Company has sufficient financial resources to sustain operations for at least the next twelve months. These plans depend on the successful increase in the semiconductor service revenue and the successful launching of a new handheld trace explosives detector product. The Company has a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. Management will continue to pursue government grants and contracts to support its research and development efforts. Should forecasted revenues not be met, management has developed plans which provide for cost cutting measures. Management believes that these cost cutting measures will be sufficient to allow the Company to continue as a going concern should revenue projections not be met.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations. The Series D preferred stock contains mandatory redemptions on a monthly basis. These mandatory redemptions are redeemable in cash or shares of the Company’s common stock, at the Company’s option so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price. The Company received a waiver of the monthly amortization payments for the period December 2006 - August 2007, to the mandatory redemption date. The redemption payments resume in September 2007.

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

In November 2006, the Company received notification from a significant customer that the customer will be discontinuing a product line to which the Company provides a coating service. In addition to reporting a decrease in medical revenue, and gross margin, the Company recorded a $37,000 expense relating to the impairment of certain capital equipment used in processing this customer’s orders, for which there are no alternative uses.

2. Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented. The result of operations and cash flows for the three and six months ended December 31, 2006 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K as of and for the year ending June 30, 2006 filed with the Securities and Exchange Commission on October 12, 2006.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Accurel Systems International (“Accurel”) and Core Systems Incorporated (“Core”) (the “Subsidiaries”). All intercompany balances have been eliminated in consolidation.

Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K as of June 30, 2006. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America(“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, business combinations, valuation for goodwill and acquired intangible assets, accounting for embedded derivatives and warranty reserves.

3. Inventories

Inventories consist of the following:

	December 31,	June 30,
	2006	2006
Raw materials	$634,000	$965,000
Work-in-progress	423,000	291,000
Finished goods	358,000	276,000
	$1,415,000	$1,532,000

4.  Property and Equipment

Property and equipment consists of the following:

	December 31,	June 30,
	2006	2006
Total property and equipment	$17,229,000	$16,413,000
Less: accumulated depreciation	(8,725,000)	(7,504,000)
Property and equipment, net	$8,504,000	$8,909,000

The Company recorded depreciation expense of approximately $1,221,000 and $1,100,000 for the six month period ended December 31, 2006 and 2005, respectively. Depreciation expense for the six month period ended December 31, 2006, includes an adjustment of approximately $55,000 of accumulated depreciation related to the disposal of certain capital equipment associated with the orthopedic coatings group. Capitalized leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2006	2006
Accrued compensation and benefits	$786,000	$883,000
Accrued costs related to acquisitions	203,000	304,000
Other accrued liabilities	808,000	798,000
	$1,797,000	$1,985,000

The Company accrues warranty costs in the period the related revenue is recognized and adjusts the reserve balance as needed to address potential future liabilities. The following table details the changes in the Company’s warranty reserve, which is included in other accrued liabilities in the schedule above.

Balance at June 30, 2006	$66,000
Accrued warranty expense	47,000
Charges against the reserve	(53,000)
Balance at September 30, 2006	$60,000
Accrued warranty expense	24,000
Charges against the reserve	(11,000)
Balance at December 31, 2006	$73,000

6. Investment in Unconsolidated Subsidiaries

As of December 31, 2006, the Company has an 16.9% interest in CorNova, Inc. as a result of 87,031 shares that have been issued to CorNova by the Company, of which 14,708 have been categorized as treasury stock (“CorNova treasury stock”) in the accompanying balance sheet. The Company’s Chief Executive Officer (“CEO”) is one of the directors of CorNova. For the three and six month periods ended December 31, 2006 and 2005, the Company recognized approximately $38,000 and $84,000 and $158,000 and $124,000, respectively, of equity losses in unconsolidated subsidiaries, representing the Company’s portion of CorNova’s net loss. The Company also recorded approximately $22,000 as an unrealized gain and $78,000 as an unrealized loss in the period ended December 31, 2006 and 2005 respectively, relating to the change in value of the CorNova treasury stock. Gains and losses are recorded as other comprehensive income (loss) in the equity section of the Company’s financial statements.

CorNova’s unaudited results for the three month period ended December 31, 2006 were:

	Three Month Period Ended December 31
	2006	2005
Revenue	-	-
Expenses	$967,000	444,000
Income tax benefit	-	-
Net Loss	$967,000	$444,000

As a result of the cumulative net losses incurred, the Company’s investment in CorNova is zero. No further writedowns will be incurred unless CorNova has cumulative net income sufficient to offset the cumulative net losses.

7.	Commitments and Contingencies

(a) Capital and Operating Leases

The Company has an operating lease for its manufacturing, research and office space in Wakefield, MA which expires on December 31, 2008. The Company has an option to extend the lease for five additional years. Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility. The Company also has leases for both of its facilities in Sunnyvale, CA. The leases expire in December 2009 and September 2010 and the Company has an option to extend each lease for five additional years. The Company also has a small satellite facility in Austin, TX with a lease that expires in November 2010. Under the terms of the leases, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to these facilities.

In conjunction with the acquisition of Accurel, the Company recorded a lease liability of $829,000. This liability reflects managements estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, if the lease had been negotiated under current market conditions. The balance of the lease liability on December 31, 2006 is $641,000, of which $132,000 is current.

Future minimum rental payments required under capital leases and operating leases with non-cancelable terms in excess of one year at December 31, 2006, together with the present value of net minimum lease payments are as follows:

	Capital Lease Payments	Operating Lease Payments
Year ending June 30:
2007 remaining 6 months	$146,000	$850,000
2008	282,000	1,727,000
2009	266,000	1,471,000
2010	256,000	856,000
2011 and remaining	272,000	158,000
Total future minimum lease payments	$1,222,000	$5,062,000
Less: amounts representing interest	(300,000)
Present value of future minimum lease payments	922,000
Less: current portion	(192,000)
Capital lease obligation, net of current portion	$730,000

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

As of August 18, 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff. Presently, discovery is in process. Rapiscan and OSI have filed a motion to dismiss certain of the Company’s claims. As of October 30, 2006, the court has ruled that the Company’s claim of breach of fiduciary duty was dismissed but OSI’s motion to dismiss all other claims was denied. The litigants are presently in the discovery process which should be completed by spring 2007.

8.	Redeemable Convertible Preferred Stock

The following table reflects the required redemption of the Series D before the effect of the accrued dividends:

Year ending June 30:	Preferred Stock Monthly Redemption Schedule
2007 remaining 6 months	$-
2008	1,515,000
2009	2,424,000
Total	$3,939,000

The monthly redemption of approximately $152,000 plus accrued dividends resumes on September 1, 2007 as of December 28, 2006, Laurus consented to permit the Company to defer the December 2006, January 2007, February 2007, March 2007, April 2007, May 2007, June 2007, July 2007, and August 2007 redemptions to the end of the term. Subject to certain conditions, it is at the Company’s option to pay this amount in cash or in common stock at a fixed conversion price of $4.15 per common share. This fixed conversion price is subject to reset should the Company declare a stock dividend or split, combine the outstanding common stock into a smaller number of shares, or issue, by reclassification of its common stock, any shares or other securities of the Company. The fixed conversion price shall be adjusted proportionately so that the holder of the Series D shall be entitled to receive the kind and number of shares or other securities of the Company which such Laurus would have owned or have been entitled to receive after the happening of any of the events described above, had such shares of Series D Preferred Stock been converted immediately prior to the happening of such event.

The Company valued the Series D at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the embedded derivative instruments and offering costs. The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D preferred stock, the amount allocated to warrants of $672,000, the value attributed to the embedded derivatives of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note). The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value at September 1, 2008, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. As of December 31, 2006, $1,260,000 was amortized. As of December 31, 2006, the fair value of this conversion feature approximated $389,000.    The value of the embedded derivates related to the adjustable dividend rate and the potential default provisions were determined to be immaterial at December 31, 2006.

On May 31, 2006, the Company amended the Series D and the Certificate of Vote of Directors Establishing a Class or Series of Stock. The terms of the amendment permit the Company to defer approximately $455,000 of cash payments, representing the January 2006, February 2006 and March 2006 amortization payments, and to defer the October 2006 amortization payment, should such payment be required in cash, to the mandatory redemption date of September 30, 2008. In consideration, the Company agreed to the conversion of the April 2006, May 2006, June 2006, July 2006, August 2006 and September 2006 amortization payments into 261,233 shares of common stock of the Company at a conversion price of $3.48 per share, representing a reduction in principal of approximately $909,000, and to reduce the Fixed Conversion Price of the remaining Series D stock from $6.80 per share to $4.15 per share. In addition, Laurus was granted a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $4.26 per share. The warrants were valued at $375,000 using the Black Scholes model and the following assumptions: volatility of 79%, an expected life 5 years, and a risk free interest rate of 4.89%.

     The amendment of the Series D, as described above, was accounted for as an extinguishment of debt in accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The Company determined a substantial difference in the net present value of the cash flows under the terms of the amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the original Series D agreement. Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the amendment, and as such, it was necessary to reflect the Series D at its fair market value and record a loss on extinguishment of debt of approximately $1,294,000.

9.	Share-based compensation plans

Stock Option Plans

As of December 31, 2006, a total of 129,003, 47,402, and 350,000 shares are available for issuance under the 1998 Stock Option Plan, the 2000 Incentive and Non-Qualified Stock Option Plan and the 2004 Stock Option Plan, respectively.

The following table presents the cumulative activity of the stock option plans for the three months ended December 31, 2006:

	Shares	Weighted- Average Exercise Price
Outstanding at September 30, 2006	1,886,938	$5.32
Granted	40,000	2.37
Exercised	-	-
Cancelled	(2,000)	14.00
Outstanding at December 31, 2006	1,924,938	$5.25
Options exercisable at end of period	1,282,880	$5.45
Weighted-average fair value of options granted during period		$1.59

Employee Stock Purchase Plan

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “1998 Plan”). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of December 31, 2006, a total of 10,669 shares are available for issuance under the Plan.

In December 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 Plan”). The 2006 Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 500,000. As of December 31, 2006, a total of 500,000 shares are available for issuance under the Plan.

      Compensation expense under the 1998 and 2006 Plans for the three month periods ended December 31, 2006 and 2005 is $16,000 and $17,000 respectively.

Non-qualified options and warrants

Included in the consolidated statement of operations for the period ended December 31, 2006 is $3,000 of compensation expense attributable to other non-employee options and warrants.

10.	Employee Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) “Share-Based Payments,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock issued from certain employee stock purchase plans, to be recognized in earnings based on their modified-grant date fair values. Pro forma disclosure is no longer an alternative. Effective July 1, 2005, the Company adopted SFAS 123R.

The Company recorded $323,000 of stock based compensation, which includes $16,000 of compensation expense attributable to its Employee Stock Purchase Plan in the three month period ended December 31, 2006.

The total non-cash stock-based compensation expense, including $3,000 of options and warrants issued to non-employees, included in the consolidated statement of operations for the three month period ended December 31, 2006 and 2005 is included in the following expense categories:

	Three months ended December 31,
	2006	2005
Cost of revenues	$95,000	$94,000
Research and development	22,000	210,000
Selling, general and administrative	206,000	724,000
Total	$323,000	$1,028,000

As of December 31, 2006 there was $1,267,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans. This expense is expected to be recognized as follows:

Period Ended June 30:
Remaining 6 months 2007	$501,000
2008	590,000
2009	164,000
Thereafter	12,000
Total	$1,267,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate future option forfeitures within the valuation model. The expected term of options granted is calculated using the “Simplified Method” as outlined SFAS 123R and reflects the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of grant.

	Three month period ended December 31, 2006
	Stock Option Plan	Stock Purchase Plan
Risk free interest rate	4.58% - 4.72%	5.17%
Expected dividend yield	0%	0%
Expected lives (years)	3.5 - 6 years	6 months
Expected volatility	78%	78%
Expected forfeiture rate	10%	0%
Contractual term	5 - 10 years	6 months

11.	Long-term Debt and Credit Arrangements

MED-TEC Payment Obligation

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the original Distributor Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor agreed to work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The present value of this payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%. This amount was recorded as an intangible asset and has been amortized over its estimated useful life of 29 months.  During the three months ended December 31, 2006 and 2005, approximately $0 and $104,000, respectively, of amortization expense was recognized, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2006, the outstanding principal balance is approximately $233,000.  For the three months ended December 31, 2006 and 2005, the Company recorded approximately $6,000 and $8,000, respectively, of interest expense relating to this transaction.

Installment Note

At the time of its acquisition, Accurel had a $1,400,000 fixed rate installment note with a bank. The note called for monthly payments of $29,000 plus interest at a rate of 6.84%, through September 1, 2008 (the “Loan Agreement”). The bank consented to continue the note under the same terms after the acquisition. The note is collateralized by substantially all assets of Accurel. During the three month period ended December 31, 2006 and 2005, the Company recorded interest expense of approximately $11,000 and $15,000, respectively, in connection with this note. As of December 31, 2006, the Accurel note balance is approximately $642,000.

The Loan Agreement requires Accurel to report monthly financial results to the bank and for Accurel to comply with certain financial covenants. As of December 31, 2006 Accurel was in compliance with the covenants.

Future principal payments on this note are as follows:

Year ending June 30,
2007 remaining six months	$176,000
2008	350,000
2009	116,000
Total	$642,000

Revolving Credit Facility

On September 7, 2006, the Company extended the expiration date of its $1,500,000 revolving credit facility with Silicon Valley based Bridge Bank, N.A. The revolving credit facility expiring December 31, 2007, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%) (8.75% as of December 31, 2006), and is collateralized by certain assets of the Company. The credit facility is also subject to various financial covenants. As of December 31, 2006, $966,000 has been drawn on this credit facility. The Company was in violation of certain covenants associated with this facility in the months of August 2006 - December 2006, and has received waivers from the bank.

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

The revenues, expenses and assets related to these segments for the three and six months ended December 31, 2006 and 2005 are:

	Medical	Semiconductor	Security	Total
Three months ended December 31, 2006
Revenue	$1,038,000	$4,175,000	$1,905,000	$7,118,000
Cost of revenues	(934,000)	(3,215,000)	(1,160,000)	(5,309,000)
Gross margin	$104,000	$960,000	$745,000	$1,809,000

Assets	$3,155,000	$24,506,000	$2,853,000	$30,513,000

Three months ended December 31, 2005
Revenue	$991,000	$3,334,000	$3,215,000	$7,540,000
Cost of revenues	(829,000)	(2,940,000)	(2,297,000)	(6,066,000)
Gross margin	$162,000	$394,000	$918,000	$1,474,000

Assets	$3,569,000	$24,723,000	$4,394,000	$32,685,000

	Medical	Semiconductor	Security	Total
Six months ended December 31, 2006
Revenue	$2,198,000	$8,114,000	$2,386,000	$12,698,000
Cost of revenues	(1,784,000)	(6,264,000)	(1,776,000)	(9,824,000)
Gross margin	$414,000	$1,850,000	$610,000	$2,874,000

Assets	$3,155,000	$24,506,000	$2,853,000	$30,513,000

Six months ended December 31, 2005
Revenue	$2,140,000	$6,456,000	$3,616,000	$12,212,000
Cost of revenues	(1,788,000)	(5,637,000)	(3,319,000)	(10,744,000)
Gross margin	$352,000	$819,000	$297,000	$1,468,000

Assets	$3,569,000	$24,723,000	$4,394,000	$32,685,000

  International sales accounted for $1,361,000 and $1,891,000 for the three month period ended December 31, 2006 and 2005, respectively and $1,960,000 and $2,011,000 in the six month period ended December 31, 2006 and 2005 respectively.

13.	Goodwill and Other Intangible Assets

At December 31, 2006 and June 30 2006, the Company had goodwill and intangible assets of $13,040,000 and $13,286,000 respectively. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance. The Company may employ the work of independent appraisers in making its determination. The Company makes its annual assessment as of August 31st of each year to determine if its goodwill is impaired. As of June 30, 2006 the Company had determined that its goodwill at its semiconductor implantation reporting unit was impaired. As a result of this impairment the Company recorded an impairment charge of $457,000. Goodwill and intangible assets with indefinite lives at the Company’s semiconductor testing unit are not impaired. Future events could cause management to conclude that impairment indicators exist and that goodwill and intangible assets with indefinite lives associated with the Company’s acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce. These assigned values are amortized over the period of time those cash flows are estimated to be produced. Management continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired. As of December 31, 2006, management believes no impairment exists.

There were no changes in the carrying value of goodwill for the three months ended December 31, 2006. Goodwill within each reportable segment, are as follows:

	Semiconductor Services	Semiconductor Testing
Balance as of December 31 and June 30, 2006	$4,091,000	$7,575,000

The following table summarizes the Company’s intangible assets as of December 31, 2006:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2006	Additions	December 31, 2006	June 30, 2006	Additions	December 31, 2006	December 31, 2006

Non-Compete	$1,057,000	$-	$1,057,000	$1,050,000	$7,000	$1,057,000	$-

Name Recognition	200,000	-	200,000	38,000	14,000	52,000	148,000

Customer Base	1,630,000	-	1,630,000	445,000	162,000	607,000	1,023,000

Technology	125,000	-	125,000	43,000	13,000	56,000	69,000

Treatment Planning System	300,000	-	300,000	116,000	50,000	166,000	134,000

Total	$3,312,000	$-	$3,312,000	$1,692,000	$246,000	$1,938,000	$1,374,000

Estimated amortization expense for intangible assets with finite lives on our balance sheet as of December 31, 2006, for the fiscal years ending June 30, is as follows:

2007 remaining six months	$240,000
2008	462,000
2009	380,000
2010	246,000
2011	46,000
$1,374,000

14.	Loss Per Share

The Company had the following potential dilutive securities outstanding on December 31, 2006: options and warrants to purchase 1,924,938 and 2,124,328 shares, respectively, of the Company’s common stock at weighted average exercise prices of $5.25 and $6.35 per share, respectively and (ii) Series D Preferred Stock convertible into an aggregate of 949,251 shares of the Company’s common stock. Such potential dilutive securities were not included in the calculation of diluted loss per share in the period ended December 31, 2006 because the inclusion thereof would be antidilutive.

15.	Laurus Short Term Note

On December 29, 2006, the Company executed a $1.5 million secured term note (the “Note”) payable to Laurus. The Company received $1,500,000 in gross proceeds, less a management fee of $60,000 and related transaction costs of approximately $500. The term note is collateralized by substantially all of the Company’s assets and two of its subsidiaries, has a 9-month term and bears interest at a rate equal to prime plus 1% per annum. The Note contains certain restrictive and financial covenants. Upon the occurrence of certain events of default specified in the Note, amounts owed under the Note may be declared immediately due and payable. In connection with the financing, the Company issued Laurus a warrant to purchase up to 458,000 shares of the Company’s common stock at a price equal to $2.50 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 78%, an expected life 5 years, and a risk free interest rate of 4.53%. Net cash proceeds from this financing were $1,439,500 and were used for general working capital.

Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note and warrants have been recorded at their relative fair value. The Company is accreting the value of the warrants, $450,000, to the term note over the life of the note. The Company recorded an other receivable which represents the net cash proceeds which were not received until January 3, 2007.

16.	Subsequent Event

Bridge Bank

On January 3, 2007, the Company executed an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) which amended and restated the terms of a Business Financing Agreement originally dated as of June 1, 2005 with Silicon Valley based Bridge Bank, N.A. (the “Bank”) increasing the revolving credit facility from $1.5 million to $5.0 million (See Note 11). This revolving credit facility (the “line of credit”) has a two year term, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable and up to the lesser of $1,000,000 or forty percent (40%) of eligible inventory, bears interest at the prime rate, plus one-half percent (1/2%) per annum, and is secured by all assets of the Company.

In conjunction with this financing, the Company drew from funds available on the line of credit and paid in full the outstanding term loan balance of approximately $623,000 at Comerica Bank. In addition, pursuant to the terms of the Loan Agreement, the Company converted $1,600,000 of the outstanding line of credit balance into a 30 month term note bearing an interest rate at the prime rate plus one percent (1%) per annum payable in thirty (30) equal monthly installments of principal, plus all accrued interest beginning on February 10, 2007.

Pursuant to the Loan Agreement, the Company issued to Bridge Bank. N.A. a seven-year warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 78%, an expected life 7 years, and a risk free interest rate of 4.54%. Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note and warrants have been recorded at their relative fair value. The Company will accrete the value of the warrants, $28,000, to the term note over the life of the note.

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

We currently provide ion implantation and analytical services to numerous semiconductor manufacturers, research laboratories, and universities. The application of our ion implantation technologies to modify the surfaces of orthopedic joint implants has been historically applied primarily to product manufactured by the Stryker-Orthopaedics Division of Stryker Corporation. While this orthopedic coating customer has provided a steady source of revenue to the Company for many years, we have been informed that they are changing their product line which will eliminate the coating services currently conducted by the Company. This phase out occurred in the second quarter of fiscal 2007.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the three and six month periods ended December 31, 2006 and 2005. It should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Three Month Period Ended December 31, 2006 vs. December 31, 2005

Revenues. Revenues for the three months ended December 31, 2006 were $7,118,000 as compared to $7,540,000 in the three months ended December 31, 2005, a decrease of $422,000 or 6%. Our revenues by business segment are as follows:

	Three months ended December 31,
	2006	2005	% Increase/(Decrease)
Medical	$1,038,000	$991,000	5%
Semiconductor	4,175,000	3,334,000	25%
Security products	1,905,000	3,215,000	(41%)
Total	$7,118,000	$7,540,000	(6%)

Revenues in the medical and semiconductor business segments increased by $888,000 or 21% over the comparable prior year period. The majority of this increase comes from the continued strong performance of our California subsidiaries combined with increased revenue recognized from an increase in the volume of our brachytherapy seeds. It should be noted; however, that management expects that medical revenues will materially decrease in the third quarter and beyond as our primary orthopedic coating customer has changed their product line and has phased out Company’s coating services in Q2.

The gains in the medical and semiconductor segments were offset by a $1,310,000 or 41% decrease in our Security Products business segment. This decrease is the result of the completion and shipment of a significant order of the Company’s explosives detection equipment to a customer in China in the comparable prior year period. While the Company continues to show steady unit sales of its handheld explosives detection equipment, it has not realized an order of the same magnitude as it had in the three month period ended December 31, 2005. The lack of sizeable unit orders has been partially offset by the award and performance of a new government contract in the explosives detection arena. The Company continues to make a significant investment in the development and manufacturability of the next generation of explosives detection products.

Cost of Revenues. Cost of revenues for the three months ended December 31, 2006 was $5,309,000 as compared to $6,066,000 for the comparable prior year period, a decrease of $757,000 or 12%.

	Three months ended December,
	2006	2005	% Increase/(Decrease)
Medical	$934,000	$829,000	13%
Semiconductor	3,215,000	2,940,000	9%
Security products	1,160,000	2,297,000	(49%)
Total	$5,309,000	$6,066,000	(12%)

Cost of revenues for our Semiconductor business segment was $3,215,000 for the three months ended December 31, 2006 as compared to $2,940,000 for the prior year three month period, an increase of $275,000 or 9%. The increase in Semiconductor cost of revenue relates primarily to the increased activity levels at Accurel and the personnel needed to support the increased sales combined with the variable cost related to increased unit sales of our Krytek source conditioner product. Cost of revenues for our Security Products segment was $1,160,000 for the three months ended December 31, 2006 as compared to $2,297,000 for the prior year period representing a decrease of $1,137,000 or 49% combined with the savings from outsourcing the handheld held explosives detection manufacturing costs. This decrease relates directly to the variable costs associated with the delivery of a significant order of handheld explosives detectors in the comparable prior year period. Medical cost of revenues in the period ended December 31, 2006 increased by $105,000 or 13% from the previous year period. This increase is primarily due to the variable costs relating to increased unit sales of our brachytherapy seed product.

Gross Margins

	Three Months ended December 31, 2006
	Medical	Semiconductor	Security	Total
Revenues	$1,038,000	$4,175,000	$1,905,000	$7,118,000
Cost of revenues	934,000	3,215,000	1,160,000	5,309,000
Gross Margin	$104,000	$960,000	$745,000	$1,809,000
Margin %	10%	23%	39%	25%

	Three Months ended December 31, 2005
	Medical	Semiconductor	Security	Total
Revenues	$991,000	$3,334,000	$3,215,000	$7,540,000
Cost of revenues	829,000	2,940,000	2,297,000	6,066,000
	$162,000	$394,000	$918,000	$1,474,000
Margin %	16%	12%	29%	20%

Overall gross margins were 25% of revenues in the three months ended December 31, 2006 as compared to a 20% gross margin in the prior year period. An increase in gross margins was recognized in our Semiconductor segment, as revenues increase at our California subsidiaries. Both Accurel and Core are service businesses and are characterized by a relatively low variable cost, with the exception of the variable cost related to the sale of Krytek source conditioner product. As a result increased revenues beyond the level needed to cover fixed costs will have an impact on gross margins. Security products had a gross margin of 39% for the three months ended December 31, 2006 as compared to a gross margin of 29% in the prior year period. The improvement in security products margin is due primarily to the elimination of handheld explosives detection device manufacturing costs. In the prior year period the Company’s handheld explosives detection device manufacturing capability was being built up to provide a high volume production run. Once the initial handheld explosives device production run was completed, and the manufacturing process was proven, manufacturing was transitioned to a contract manufacturer allowing the Company to reduce its manufacturing overhead. The medical segment gross margins were 10% for the three months ended December 31, 2006 as compared to 16% for the prior year period. The decrease in gross margin came as a result of the decline in orthopedic coating revenue and high fixed costs associated with this operation. Management does not expect an improvement in the medical segment’s gross margins in the near future as our primary orthopedic coatings customer has phased out a particular product line needing coating services. Historically this service was a very profitable business.

Research and Development. Research and development expense for the three months ended December 31, 2006 was $433,000 as compared to $492,000 for the comparable prior year period, a decrease of $59,000, or 12%. This decrease is primarily the result of the Company’s focus of its research and development staff on a contract awarded by the U.S. Army in August 2006. The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants. Research and development expenses prior to starting the government contracts are charged to operating expenses. While this U.S. Army program is a top priority, the Company continues to expend its own funds to further the development of new products in the areas of explosives and toxic substance detection.

Selling, General and Administrative. Selling, general and administrative expense for the three months ended December 31, 2006 was $2,313,000 as compared to $2,665,000 for the comparable prior year period, a decrease of $352,000, or 13%. The decrease is primarily due to a reduction in stock based compensation and commission expense paid in conjunction with the sale of our handheld explosives detection equipment. In addition, the Company recorded an impairment loss of $37,000 relating to the disposal of capital equipment taken out of service in the period ended December 31, 2006.

Other Income and Expenses, Net. For the three months ended December 31, 2006, we recorded other income, net, of $577,000 as compared to $750,000, in the comparable prior year period a decrease of $173,000 or 23%. Other income includes $685,000 and $891,000 of income attributable to marking to market the embedded derivatives associated with the Series D preferred stock, in the periods ended December 31, 2006 and 2005, respectively. Other income and expense includes a loss of $38,000 and $84,000 for the period ended December 31, 2006 and 2005, respectively, representing the Company’s share of losses attributable to its investment in CorNova, an unconsolidated subsidiary accounted for under the equity method of accounting. Interest expense in the current year period was $78,000 compared to $74,000 in the prior year period, a minimal increase.

Net Loss. Net loss for the three months ended December 31, 2006 was $397,000 as compared with $933,000 for the comparable prior year period, a decrease in net loss of $536,000 or 57%. The decrease in net loss is primarily due to the overall improvement in gross margins.

Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $44,000 in the three months ended December 31, 2006 as compared to $387,000 in the prior year period. The Company issued Series D Redeemable Convertible Preferred Stock on September 30, 2005.

Six Month Period Ended December 31, 2006 vs. December 31, 2005

Revenues. Revenues for the six months ended December 31, 2006 were $12,698,000 as compared to $12,212,000 in the six months ended December 31, 2005, an increase of $486,000 or 4%. Our revenues by business segment are as follows:

	Six months ended December 31,
	2006	2005	% Increase (Decrease)
Medical	$2,198,000	$2,140,000	3%
Semiconductor	8,114,000	6,456,000	26%
Security products	2,386,000	3,616,000	(34%)
Total	$12,698,000	$12,212,000	4%

Revenues in the semiconductor business segments increased by $1,658,000 or 26% over the comparable prior year period. This increase comes from the continued strong performance of our California subsidiaries. Medical segment revenue increased slightly over the comparable prior year period, however, management expects that medical revenues will materially decrease in the third quarter and beyond as our primary orthopedic coating customer has changed their product line and has phased out Company’s coating services in the second quarter. Gains in the semiconductor and medical segments were offset by losses both in the medical and security products segments. Medical revenues reported a slight decrease of $58,000 or 3% when comparing the six month period ended December 31, 2006 with 2005.
The security products segment revenue decreased by $1,230,000 or 34%. This decrease is the result of the completion and shipment of a significant order of the Company’s explosives detection equipment to a customer in China in the comparable prior year period. While the Company continues to show steady unit sales of its handheld explosives detection equipment, it has not realized an order of the same magnitude as it had in the six month period ended December 31, 2005. The lack of sizeable unit orders has been partially offset by the award and performance of a new government contract in the explosives detection arena.

Cost of Revenues. Cost of revenues for the six months ended December 31, 2006 was $9,824,000 as compared to $10,744,000 for the comparable prior year period, a decrease of $920,000 or 9%.

	Six months ended December 31,
	2006	2005	% Increase (Decrease)
Medical	$1,784,000	$1,788,000	-
Semiconductor	6,264,000	5,637,000	11%
Security products	1,776,000	3,319,000	(46%)
Total	$9,824,000	$10,744,000	(9%)

Cost of revenues for our Semiconductor business segment was $6,264,000 for the six months ended December 31, 2006 as compared to $5,637,000 for the prior year six month period, an increase of $627,000 or 11%. The increase in Semiconductor cost of revenue relates primarily to the increased activity levels at Accurel and the personnel needed to support the increased sales combined with the variable cost related to increased unit sales of our Krytek source conditioner product. Cost of revenues for our Security Products segment was $1,776,000 for the six months ended December 31, 2006 as compared to $3,319,000 for the prior year period representing a decrease of $1,543,000 or 46%. This decrease relates directly to the variable costs associated with the delivery of a significant order of handheld explosives detectors in the comparable prior year period. Medical cost of revenues in the period ended December 31, 2006 remained virtually unchanged when comparing with the prior year period.

Gross Margins

	Six Months ended December 31, 2006
	Medical	Semiconductor	Security	Total
Revenues	$2,198,000	$8,114,000	$2,386,000	$12,698,000
Cost of revenues	1,784,000	6,264,000	1,776,000	9,824,000
Gross Margin	$414,000	$1,850,000	$610,000	$2,874,000
Margin %	19%	23%	26%	23%

	Six Months ended December 31, 2005
	Medical	Semiconductor	Security	Total
Revenues	$2,140,000	$6,456,000	$3,616,000	$12,212,000
Cost of revenues	1,788,000	5,637,000	3,319,000	10,744,000
	$352,000	$819,000	$297,000	$1,468,000
Margin %	16%	13%	8%	12%

Overall gross margins were 23% of revenues in the six months ended December 31, 2006 as compared to a 12% gross margin in the prior year period. An increase in gross margins was recognized in all of our segments. Semiconductor segment gross margins improved from 13% to 23%, as revenues increase at our California subsidiaries. Both Accurel and Core are service businesses and are characterized by a relatively low variable cost, with the exception of the variable cost related to the sale of Krytek source conditioner product. As a result, increased revenues beyond the level needed to cover fixed costs will have an impact on gross margins. Security products had a gross margin of 26% for the six months ended December 31, 2006 as compared to a gross margin of 8% in the prior year period. The improvement in security products margin is due primarily to the elimination of handheld explosives detection device manufacturing costs. In the prior year period the Company’s handheld explosives detection device manufacturing capability was being built up to provide a high volume production run. Once the initial handheld explosives device production run was completed, and the manufacturing process was proven, manufacturing was transitioned to a contract manufacturer allowing the Company to reduce its manufacturing overhead. The medical segment gross margins were 19% for the six months ended December 31, 2006 as compared to 16% for the prior year period. The increase in gross margin came from manufacturing efficiencies gained in our seeds operations primarily from cost reductions and the reduction in scrap. Management does not expect an improvement in the medical segment’s gross margins in the near future as our primary orthopedic coatings customer has phased out a particular product line needing coating services. Historically this service was a very profitable business.

Research and Development. Research and development expense for the six months ended December 31, 2006 was $1,000,000 as compared to $808,000 for the comparable prior year period, an increase of $192,000, or 24%. The Company continues to expend funds to further the development of new products in the areas of explosives and toxic substance detection. In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts. The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants. Research and development expenses prior to starting the government contracts are charged to operating expenses.

Selling, General and Administrative. Selling, general and administrative expense for the six months ended December 31, 2006 was $4,276,000 as compared to $4,590,000 for the comparable prior year period, a decrease of $314,000, or 7%. The decrease is primarily due to a reduction in stock based compensation and commission expense paid in conjunction with the sale of our handheld explosives detection equipment. In addition, the Company recorded an impairment loss of $37,000 relating to the disposal of capital equipment taken out of service in the period ended December 31, 2006.

Other Income and Expenses, Net. For the six months ended December 31, 2006, we recorded other income, net, of $432,000 as compared to $629,000, in the comparable prior year period, a decrease of $197,000 or 31%. Other income includes $705,000 and $891,000 of income attributable to fair value adjustments of the embedded derivatives associated with the Series D preferred stock, in the periods ended December 31, 2006 and 2005, respectively. Other income and expense includes a loss of $158,000 and $124,000 for the period ended December 31, 2006 and 2005, respectively, representing the Company’s share of losses attributable to its investment in CorNova, an unconsolidated subsidiary accounted for under the equity method of accounting. Interest expense in the current year period was $127,000 compared to $166,000 in the prior year period, a $39,000 decrease, or 23%. Interest income in the six month period ended December 31, 2006 and 2005 was $12,000 and $28,000, respectively.

Net Loss. Net loss for the six months ended December 31, 2006 was $2,007,000 as compared with $3,301,000 for the comparable prior year period, a decrease in net loss of $1,294,000 or 39%. The decrease in net loss is primarily due to the overall improvement in gross margins.

Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $381,000 in the six months ended December 31, 2006 as compared to $387,000 in the prior year period. The Company issued Series D Redeemable Convertible Preferred Stock on September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company had approximately $568,000 in the form of cash and cash equivalents. During the six months ended December 31, 2006, operating activities used cash of approximately $779,000. Net cash used by operating activities primarily reflects the $2,007,000 net loss, increased by a non-cash gain of $705,000, related to the change in fair value of derivatives, and reduced by non-cash charges of $1,467,000 in depreciation and amortization, $534,000 of share-based compensation expense and $175,000 in equity loss in unconsolidated subsidiaries. The Company has approximately $1,023,000 of raw materials and finished goods inventories related to its handheld explosives detection product. This inventory was built in anticipation of future shipments of this product to customers. Orders for the explosives detection product to date have typically been from foreign governments or agencies of foreign governments. The sales cycle to these entities can take a number of months to; close the order, set up letters of credit from the customer covering the payment, and obtain the necessary export licenses and other required documentation. Expected future shipments of these products, in the near term, can be accomplished with no further investment in inventories and current levels of inventory are expected to decrease. Investing activities used $530,000 of cash primarily for investment in, or deposits on property and equipment. Financing activities consist of, $154,000 of proceeds received from participants in the Employee Stock Purchase Plan and the exercise of stock options, offset by $349,000 in cash dividends paid to the holders of the Series D preferred stock and $132,000 in principal payments against bank loans and capital leases.

On September 7, 2006, the Company extended the expiration date of its $1,500,000 revolving credit facility with Silicon Valley based Bridge Bank, N.A. The revolving credit facility, expiring December 31, 2007, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%), and is collateralized by certain assets of the Company. The credit facility is also subject to various financial covenants. As of December 31, 2006, $966,000 has been drawn on this credit facility. The credit facility is subject to various covenants that have been violated as of December 31, 2006. The Company has received a waiver of these violations from the bank.

On December 29, 2006, the Company executed a $1.5 million secured term note (the “Note”) payable to Laurus. The Company received $1,500,000 in gross proceeds, less a management fee of $60,000 and related transaction costs of approximately $500. The term note is collateralized by substantially all of the Company’s assets and two of its subsidiaries, has a 9-month term and bears interest at a rate equal to prime plus 1% per annum. The Note contains certain restrictive and financial covenants. In connection with the financing, the Company issued Laurus a warrant to purchase up to 458,000 shares of the Company’s common stock at a price equal to $2.50 per share. Net cash proceeds from this financing were $1,439,500 and were used for general working capital.

On January 3, 2007, the Company executed an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) which amended and restated the terms of a Business Financing Agreement originally dated as of June 1, 2005 with Silicon Valley based Bridge Bank, N.A. (the “Bank”) increasing the revolving credit facility from $1.5 million to $5.0 million. This revolving credit facility (the “line of credit”) has a two year term, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable and up to the lesser of $1,000,000 or forty percent (40%) of eligible inventory, bears interest at the prime rate, plus one-half percent (1/2%) per annum, and is secured by all assets of the Company.

In conjunction with this financing, the Company drew from funds available on the line of credit and paid in full the outstanding term loan balance of approximately $623,000 at Comerica Bank. In addition, pursuant to the terms of the Loan Agreement, the Company converted $1,600,000 of the outstanding line of credit balance into a 30 month term note bearing an interest rate at the prime rate plus one percent (1%) per annum payable in thirty (30) equal monthly installments of principal, plus all accrued interest beginning on February 10, 2007.

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

Based on the current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand, the net proceeds from its revolving line of credit and a $3.6M contract received from the U.S. Army in August 2006, will be sufficient to fund operations for the next twelve months. In addition, it is anticipated that the Company will be reducing its operating expenses to compensate for the projected decrease in medical sales revenue. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions. Future expenditures for research and product development, especially relating to outside testing, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2006 are as follows:

	Debt and Capital Lease(1)	Operating Lease(1)	MED-TEC	Total

2007	$379,000	$851,000	$287,000	$1517,000
2008	2,179,000	1,727,000	-	3,906,000
2009	383,000	1,472,000	-	1,855,000
2010	256,000	856,000	-	1,112,000
2011	271,000	158,000	-	429,000
Total	$3,468,000	$5,064,000	$287,000	$8,819,000

(1) Payments include interest

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company’s financial instruments include cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired. Cash equivalents represent a deposit in a money market account and a certificate of deposit. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. At December 31, 2006, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

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

The reportable condition related primarily to the closing and financial reporting process.  Management is confident that our financial statements for the period ended December 31, 2006 fairly present, in all material respects, our financial condition and results of operations.

The reportable condition has been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our financial close processes. As part of this commitment, in the second quarter of our fiscal year ended June 30, 2007, we used the services of an outside consultant to begin evaluating our closing and financial reporting process.  The consultant will make recommendations to management to improve these processes.

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

The arbitration is now in the discovery phase, and the hearing is scheduled for April 2007.

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

As of August 18, 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff. Presently, discovery is in process. Rapiscan and OSI have filed a motion to dismiss certain of the Company’s claims. As of October 30, 2006, the court has ruled that the Company’s claim of breach of fiduciary duty was dismissed but OSI’s motion to dismiss all other claims was denied. The litigants are presently in the discovery process which should be completed by spring 2007.

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual shareholder’s meeting on December 13, 2005. Anthony Armini, Stephen Bunker, David Eisenhaure, Michael Szycher and Michael Turmelle were elected as directors of the Company to hold office until the 2007 annual meeting of shareholders. The results for this vote were as follows:

Name	For	Withheld

Anthony Armini	9,279,78	448,945
Stephen Bunker	9,582,25	144,482
Michael Szycher	8,271,94	1,456,793
David Eisenhaure	8,595,72	1,133,008
Michael Turmelle	8,582,09	1,146,643

Proposal No. 2 was to approve the 2006 Employee Stock Purchase Plan. The results for this proposal were as follows:

For	Against	Abstain
3,289,269	734,648	28,198

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

Current Report on Form 8-K dated December 29, 2006 regarding an amendment to the Company’s revolving line of credit with Bridge Bank and the execution of a short term note with Laurus Master Fund.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: February 14, 2007	/s/ Anthony J. Armini
Anthony J. Armini
President and CEO

Date: February 14, 2007	/s/ Diane J. Ryan
Diane J. Ryan
Chief Financial Officer