Form 10-Q
period 2007-03-31
IMPLANT SCIENCES CORP
filed 2007-05-21
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending March 31, 2007.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

107 Audubon Road, #5 Wakefield, MA	01880
(Address of Principal Executive Offices)	(Zip Code)
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,001,000 as of May 17, 2007. (based on the closing price for such stock as of May 17, 2007).

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class	Outstanding at May 17, 2007
Common Stock, $.10 par value	11,835,661

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	June 30,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$ 1,706,000	$2,204,000
Restricted cash	25,000	-
Accounts receivable, net of allowance of $100,000 and $113,000 at March 31, 2007 and June 30, 2006, respectively	2,472,000	2,419,000
Accounts receivable, unbilled	67,000	21,000
Inventories	1,535,000	1,532,000
Investments - available for sale securities	156,000	222,000
Prepaid expenses and other current assets	303,000	484,000
Current assets held for sale	1,244,000	1,319,000
Total current assets	7,508,000	8,201,000

Property and equipment, net	4,904,000	5,845,000
Amortizable intangible assets, net	279,000	404,000
Investment in unconsolidated subsidiary	-	174,000
Other non-current assets	451,000	195,000
Goodwill	4,091,000	4,091,000
Non-current assets held for sale	12,263,000	11,889,000
Total assets	$29,496,000	$30,799,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$ 1,890,000	$ 372,000
Line of credit	38,000	1,000,000
Payable to Med-Tec	193,000	233,000
Accrued expenses	1,945,000	1,953,000
Accounts payable	1,091,000	1,438,000
Current portion of long- term lease liability	144,000	126,000
Deferred revenue	454,000	408,000
Current liabilities held for sale	897,000	412,000
Total current liabilities	6,652,000	5,942,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	826,000	525,000
Long-term lease liability	464,000	575,000
Derivatives related to preferred stock features	294,000	1,094,000
Non-current liabilities held for sale	1,597,000	167,000
Total liabilities	9,833,000	8,303,000

Commitments and contingencies (Note 7)
Series D Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 500,000 shares authorized 393,939 and 409,091 shares outstanding as of March 31, 2007 and June 30, 2006	2,788,000	2,568,000

Stockholders' equity :
Common stock, $0.10 par value; 20,000,000 shares authorized; 11,835,661 and 11,733,804 shares issued at March 31, 2007 and June 30, 2006, respectively; 11,825,116 and 11,706,810 shares outstanding, at March 31, 2007 and June 30, 2006, respectively	1,184,000	1,173,000
Additional paid-in capital	56,739,000	55,284,000
Accumulated deficit	(40,850,000)	(36,290,000)
Deferred compensation	(40,000)	(17,000)
Notes receivable, employees	(43,000)	-
Accumulated other comprehensive (loss) income	(42,000)	14,000
Treasury stock, 10,545 and 26,994 common shares at March 31, 2007, and June 30, 2006, respectively, at cost	(73,000)	(236,000)
Total stockholders' equity	16,875,000	19,928,000
Total liabilities and stockholders' equity	$29,496,000	$30,799,000
The accompanying notes are an integral part of these condensed consolidated financial statements

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues:
Medical	$ 897,000	$ 1,173,000	$ 3,095,000	$ 3,313,000
Semiconductor	1,898,000	1,783,000	5,436,000	4,475,000
Security products	1,121,000	1,469,000	3,507,000	5,084,000
Total revenues	3,916,000	4,425,000	12,038,000	12,872,000

Cost of revenues:
Cost of medical revenues	858,000	901,000	2,642,000	2,690,000
Cost of semiconductor revenues	1,556,000	1,600,000	4,699,000	4,660,000
Cost of security products revenues	781,000	1,570,000	2,557,000	4,889,000
Total cost of revenues	3,195,000	4,071,000	9,898,000	12,239,000

Gross profit	721,000	354,000	2,140,000	633,000

Operating expenses:
Research and development	359,000	86,000	1,359,000	894,000
Selling, general and administrative	1,507,000	1,634,000	4,888,000	5,441,000
Impairment of long-lived assets	-	-	37,000	-
Total operating expenses	1,866,000	1,720,000	6,284,000	6,335,000

Loss from operations	(1,145,000)	(1,366,000)	(4,144,000)	(5,702,000)

Other income (expenses):
Interest income	12,000	17,000	24,000	34,000
Interest expense	(226,000)	(25,000)	(283,000)	(140,000)
Loss on disposal of fixed assets	-	-	-	(4,000)
Equity losses in unconsolidated subsidiaries	-	(116,000)	(158,000)	(240,000)
Change in fair value of embedded derivatives related to preferred stock features	95,000	20,000	800,000	911,000
Total other income (expenses), net	(119,000)	(104,000)	383,000	561,000
Net loss	(1,264,000)	(1,470,000)	(3,761,000)	(5,141,000)
Preferred distribution, dividends and accretion	(277,000)	(391,000)	(658,000)	(778,000)
Net loss from continuing operations	(1,541,000)	(1,861,000)	(4,419,000)	(5,919,000)
Income from discontinued operations	21,000	206,000	510,000	576,000
Loss on sale of Accurel	(649,000)	-	(649,000)	-
Net income (loss) from discontinued operations	(628,000)	206,000	(139,000)	576,000
Net loss applicable to common shareholders	$ (2,169,000)	$ (1,655,000)	$ (4,558,000)	$ (5,343,000)
Net loss per share applicable to common shareholders, basic and diluted	$ (0.18)	$ (0.15)	$ (0.39)	$ (0.48)
Net loss per share, continuing operations	$ (0.13)	$ (0.16)	$ (0.37)	$ (0.53)
Net (loss) earnings per share, discontinued operations	$ (0.05)	$ 0.01	$ (0.02)	$ 0.05
Weighted average common shares outstanding used in computing basic and diluted loss per share	11,815,310	11,379,275	11,784,427	11,170,989
The accompanying notes are an integral part of these condensed consolidated financial statements

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Nine Months Ended March 31,
Cash flows from operating activities:	2007	2006
Net loss from continuing operations	$(3,761,000)	$ (5,141,000)
Income from discontinued operations	(139,000)	576,000
Net loss	(3,900,000)	(4,565,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,050,000	1,045,000
Amortization of intangible assets	125,000	633,000
Share-based compensation expense	925,000	1,972,000
Equity loss in unconsolidated subsidiaries	184,000	240,000
Change in fair value of embedded derivatives	(800,000)	(911,000)
Loss on equipment sale or writedown	37,000	43,000
Bad debt expense	(13,000)	-
Deferred compensation	(23,000)	-
Loss on sale of Accurel	649,000	-
Net assets held for sale	967,000	602,000
Changes in operating assets and liabilities:
Accounts receivable	(86,000)	(84,000)
Inventories	(3,000)	(990,000)
Prepaid expenses and other current assets	181,000	(2,000)
Accounts payable	(347,000)	345,000
Accrued expenses	(141,000)	(541,000)
Deferred revenue	46,000	63,000
Net cash used in operating activities	(1,149,000)	(2,150,000)
Cash flows from investing activities:
Purchase of property and equipment	(146,000)	(486,000)
Increase in other non-current assets	(256,000)	(251,000)
Net cash used in investing activities	(402,000)	(737,000)
Cash flows from financing activities:
Proceeds from issuance of common stock including the exercise of options and the Employee Stock Purchase Plan	183,000	171,000
Proceeds from warrant exercise	-	69,000
Proceeds from secured term note, net of fees and transaction costs	3,278,000	-
Proceeds from issuance of Series D Cumulative Redeemable Convertible Preferred Stock, net of issuance costs		1,894,000
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(440,000)	(207,000)
Principal payments of long-term debt and capital lease obligations	(981,000)	(1,885,000)
Payments on line of credit	(962,000)	500.000
Payments of additional issuance costs related to private placement of common stock	-	(31,000)
Proceeds from secured term note, net of fees and transaction costs	-	2,833,000
Net cash flows provided by financing activities	1,078,000	3,344,000
Net change in cash and cash equivalents	(473,000)	457,000
Cash and cash equivalents at beginning of the period	2,204,000	1,549,000
Cash and cash equivalents at end of the period	1,731,000	2,006,000
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	241,000	136,000
Noncash Investing and Financing Activity
Capital equipment acquired under capital lease	-	42,000
Accretion of Series D Cumulative Redeemable Convertible Preferred Stock dividends, derivatives and warrants	371,000	572,000

The accompanying notes are an integral part of these condensed consolidated financial statements

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1. Description of Business

Implant Sciences Corporation (the “Company”) develops products for the medical device, semiconductor processing and security equipment industry. Its core technology involves ion implantation and thin film coatings of radioactive and non-radioactive materials. The Company has received Food and Drug Administration 510(k) clearance to market both its I-Plant TM Iodine-125 radioactive seed for the treatment of prostate cancer and its Ytterbium-169 source for breast cancer therapy. The Company has been selling these Iodine-125 seeds since 2001. The Company markets and sells its existing trace explosives detector products while continuing to make significant investments in developing the next generation of these products. The Company provides ion implantation services and equipment to the semiconductor industry.

On May 1, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) to sell substantially all of the assets (the “Transaction”) of its subsidiary, Accurel Systems International Corporation (“Accurel), a California corporation, to Evans Analytical Group LLC, a Delaware limited liability company (“Evans”). Evans acquired all of the fixed assets and accounts receivable of the Company. The total purchase price of the Transaction was approximately $12,705,000. In addition, the Company will issue a warrant to purchase 350,000 shares of the Company’s common stock to Legend Merchant Group, our investment banker involved with the Transaction, at a price of $2.00 per share and agreed to pay them a fee based upon a percentage of gross aggregate consideration received by the Company.

In connection with the Transaction, we entered into an escrow agreement (the “Escrow Agreement”) with Evans, Accurel, and Zions First National Bank.  Pursuant to the Escrow Agreement, Evans deposited $1,000,000 (the “Escrow Amount”) of the total purchase price for the assets into an escrow account.  Any valid claims for indemnification made by Evans pursuant to section 6.3 of the Purchase Agreement shall be drawn from this sum. The Escrow Agreement provides, subject to any claims of indemnifications, for a release of $500,000 on approximately each of March 31, 2008 and March 31, 2009.

Also in connection with the Transaction, we entered into a Non-competition and Nondisclosure Agreement (the “NCD”) with Evans whereby we agreed not to engage in any business that directly competes with the business of Accurel. In addition, the NCD prohibits us from disclosing any confidential information concerning the business of Accurel. The NCD will remain in effect for five years from the date of its execution.  In addition, the Company repaid a $1,500,000 secured term note, plus accrued interest, issued to Laurus Master Fund, Ltd. on December 29, 2006.

Risks and Uncertainties

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products. For the nine months ended March 31, 2007, the Company reported a net loss from continuing operations of $4,419,000 and used $598,000 in cash from operations. As of March 31, 2007 and June 30, 2006, respectively, the Company had an accumulated deficit of approximately $41,824,000 and working capital of $856,000. The Company has drawn approximately $1,531,000 on a $5,000,000 revolving credit facility with a bank. Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations. Failure of the Company to achieve its projections may require the Company to seek additional financing or take other measures to provide the cash needed to continue operations.

On January 3, 2007, the Company executed an agreement with Silicon Valley based Bridge Bank, N.A. which increased the Company’s revolving credit facility from $1.5 million to $5.0 million (see Note 10). Based on the current sales, expense and cash flow projections, and the proceeds from this facility and the sale of Accurel, the Company believes that the current level of cash and cash-equivalents on hand, and the net proceeds from current government contracts will be sufficient to fund operations for the next twelve months. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.

Management has prepared operating plans which would indicate the Company has sufficient financial resources to sustain operations for at least the next twelve months. These plans depend on the successful increase in the semiconductor service revenue and the successful launching of a new handheld trace explosives detector product. Should forecasted revenues not be met, management has developed plans which provide for cost cutting measures. Management believes that these cost cutting measures will be sufficient to allow the Company to continue as a going concern should revenue projections not be met. In addition, the proceeds from the sale of Accurel will further support the business plan of the Company.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from continuing operations. The Series D preferred stock contains mandatory redemptions on a monthly basis. These mandatory redemptions are redeemable in cash or shares of the Company’s common stock, at the Company’s option so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price. The Company received a waiver of the monthly amortization payments for the period December 2006 - August 2007, to the mandatory redemption date. The redemption payments resume in September 2007.

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

2. Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented. The result of operations and cash flows for the three and nine months ended March 31, 2007 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K as of and for the year ended June 30, 2006 filed with the Securities and Exchange Commission on October 12, 2006.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Core Systems Incorporated (“Core”) (the “Subsidiary”). All intercompany balances have been eliminated in consolidation. Substantially all of the assets of the Company’s wholly-owned subsidiary, Accurel, have been sold pursuant to the Agreement and accordingly, our financial statements have reflected the assets and liabilities of Accurel in our balance sheet as assets and liabilities, respectively, as held for sale as of March 31, 2007 and the statement of operations of Accurel as discontinued operations for the three and nine months ended March 31, 2007 and 2006, respectively. Additionally, the related information contained in the notes to the financial statements includes those of the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K as of June 30, 2006. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, business combinations, valuation for goodwill and acquired intangible assets, accounting for embedded derivatives and warranty reserves.

3. Inventories

Inventories consist of the following:

	March 31,	June 30,
	2007	2006
Raw materials	$693,000	$ 965,000
Work-in-progress	351,000	291,000
Finished goods	491,000	276,000
	$1,535,000	$ 1,532,000

4.  Property and Equipment

Property and equipment consists of the following:
	March 31,	June 30,
	2007	2006
Total property and equipment	$12,258,000	$12,149,000
Less: accumulated depreciation	(7,354,000)	(6,304,000)
Property and equipment, net	$4,904,000	$ 5,845,000

    The Company recorded depreciation expense of approximately $1,050,000 and $1,045,000 for the nine month period ended March 31, 2007 and 2006, respectively. Depreciation expense for the nine month period ended March 31, 2007, includes an adjustment of approximately $55,000 of accumulated depreciation related to the disposal of certain capital equipment associated with the orthopedic coatings group. Capitalized leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2007	2006
Accrued compensation and benefits	$ 994,000	$ 882,000
Accrued costs related to acquisitions	201,000	304,000
Other accrued liabilities	750,000	767,000
	$1,945,000	$1,953,000

The Company accrues warranty costs in the period the related revenue is recognized and adjusts the reserve balance as needed to address potential future liabilities. The following table details the changes in the Company’s warranty reserve, which is included in other accrued liabilities in the schedule above.

Balance at June 30, 2006	$ 66,000
Accrued warranty expense	47,000
Charges against the reserve	(53,000)
Balance at September 30, 2006	$ 60,000
Accrued warranty expense	24,000
Charges against the reserve	(11,000)
Balance at December 31, 2006	$ 73,000
Accrued warranty expense	(13,000)
Charges against the reserve	(3,000)
Balance at March 31, 2007	$ 57,000

6.  Investment in Unconsolidated Subsidiaries

As of March 31, 2007, the Company has a 16.9% interest in CorNova, Inc. as a result of 87,031 shares having been issued to CorNova by the Company. The Company’s Chief Executive Officer (“CEO”) is one of the directors of CorNova. For the three and nine month periods ended March 31, 2007 and 2006, the Company recognized approximately $0 and $116,000 and $158,000 and $241,000, respectively, of equity losses in unconsolidated subsidiaries, representing the Company’s portion of CorNova’s net loss. In the quarter ended March 31, 2007, CorNova sold its holding of the Company’s stock. As a result, 14,708 shares of stock previously categorized as treasury stock has been reclassified to additional paid in capital in the accompanying balance sheet.

As a result of the cumulative net losses incurred, the Company’s investment in CorNova is zero. No further writedowns will be incurred unless CorNova has cumulative net income sufficient to offset the cumulative net losses.

7.  Commitments and Contingencies

(a) Capital and Operating Leases

The Company has an operating lease for its manufacturing, research and office space in Wakefield, MA which expires on December 31, 2008. The Company has an option to extend the lease for five additional years. Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility. The Company also has leases for both of its facilities in Sunnyvale, CA. The leases expire in December 2009 and September 2010 and the Company has an option to extend each lease for five additional years. Effective with the sale of the assets of Accurel Systems on May 1, 2007, the Company executed a sublease agreement for one of its California facilities and termininated the lease for its satellite facility in Austin, TX (See Note 14). Under the terms of the leases, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to these facilities.

In conjunction with the acquisition of Accurel, the Company recorded a lease liability of $829,000. This liability reflects managements estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, if the lease had been negotiated under current market conditions. The balance of the lease liability on March 31, 2007 is $608,000, of which $144,000 is current, and these amounts are included within liabilities held for sale in the accompanying balance sheet.

Future minimum rental payments required under capital leases and operating leases with non-cancelable terms in excess of one year at March 31, 2007, together with the present value of net minimum lease payments are as follows:

	Capital Lease Payments	Operating Lease Payments (1)
Year ending June 30:
2007 remaining 3 months	$ 7,000	$ 388,000
2008	25,000	1,464,000
2009	23,000	1,201,000
2010	15,000	578,000
2011 and remaining	2,000	84,000
Total future minimum lease payments	$ 72,000	$ 3,715,000
Less: amounts representing interest	(9,000)
Present value of future minimum lease payments	63,000
Less: current portion	(19,000)
Capital lease obligation, net of current portion	$ 44,000

                        (1) adjusted for the effect of the sublease on the Lucerne Road facility

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

As of August 18, 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff. Rapiscan and OSI have filed a motion to dismiss certain of the Company’s claims. As of October 30, 2006, the court has ruled that the Company’s claim of breach of fiduciary duty was dismissed but OSI’s motion to dismiss all other claims was denied. The litigants are presently in the discovery process which should be completed by July 2007. Trial is expected in early 2008.

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

On April 11, 2007, the Company and the Respondents executed a Settlement and Mutual Release Agreement dismissing the claims and counterclaims. As a result of this settlement, the Company will record a gain of approximately $201,000 in the fourth quarter as a result of reversing an accrual relating to this matter.

8.	Redeemable Convertible Preferred Stock

The following table reflects the required redemption of the Series D before the effect of the accrued dividends:

Year ending June 30:	Preferred Stock Monthly Redemption Schedule
2007 remaining 3 months	$ -
2008	1,515,000
2009	2,424,000
Total	$ 3,939,000

On December 28, 2006, Laurus consented to permit the Company to defer the December 2006, January 2007, February 2007, March 2007, April 2007, May 2007, June 2007, July 2007, and August 2007 redemptions to the end of the term. The monthly redemption of approximately $152,000 plus accrued dividends resumes on September 1, 2007. Subject to certain conditions, it is at the Company’s option to pay this amount in cash or in common stock at a fixed conversion price of $4.15 per common share. This fixed conversion price is subject to reset should the Company declare a stock dividend or split, combine the outstanding common stock into a smaller number of shares, or issue, by reclassification of its common stock, any shares or other securities of the Company. The fixed conversion price shall be adjusted proportionately so that the holder of the Series D shall be entitled to receive the kind and number of shares or other securities of the Company which such Laurus would have owned or have been entitled to receive after the happening of any of the events described above, had such shares of Series D Preferred Stock been converted immediately prior to the happening of such event.

The Company valued the Series D at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the embedded derivative instruments and offering costs. The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D preferred stock, the amount allocated to warrants of $672,000, the value attributed to the embedded derivatives of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note). The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value at September 1, 2008, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. As of March 31, 2007, $1,150,000 was amortized. As of March 31, 2007, the fair value of this conversion feature approximated $294,000.    The value of the embedded derivates related to the adjustable dividend rate and the potential default provisions were determined to be immaterial at March 31, 2007.

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

Stock Option Plans

As of March 31, 2007, a total of 129,003, 75,702, and 208,000 shares are available for issuance under the 1998 Stock Option Plan, the 2000 Incentive and Non-Qualified Stock Option Plan and the 2004 Stock Option Plan, respectively.

The following table presents the cumulative activity of the stock option plans for the nine months ended March 31, 2007:

	Shares	Weighted- Average Exercise Price
Outstanding at June 30, 2006	1,836,551	$ 5.41
Granted	405,188	2.32
Exercised	(34,365)	1.49
Cancelled	(168,736)	6.25
Outstanding at March 31, 2007	2,038,638	$ 4.90
Options exercisable at end of period	1,309,798	$ 5.46
Weighted-average fair value of options granted during period		$1.44

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

The Company recorded $203,000 of stock based compensation, which includes $6,000 of compensation expense attributable to its Employee Stock Purchase Plan in the three month period ended March 31, 2007.

The total non-cash stock-based compensation expense, including $131,000 of options and warrants issued to non-employees, included in the consolidated statement of operations for the three month period ended March 31, 2007 and 2006 is included in the following expense categories:

	Three months ended March 31,
	2007	2006
Cost of revenues	$ 53,000	$ 309,000
Research and development	28,000	(172,000)
Selling, general and administrative	253,000	310,000
Total	$ 334,000	$ 447,000

As of March 31, 2007 there was $945,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This amount is exclusive of options to employees of the discontinued operation, which prior to the transaction would have represented an additional $123,000 of unrecognized compensation expense.  This expense is expected to be recognized as follows:

Period Ended June 30:
Remaining 3 months 2007	$ 217,000
2008	460,000
2009	206,000
Thereafter	62,000
Total	$ 945,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate future option forfeitures within the valuation model. The expected term of options granted is calculated using the “Simplified Method” as outlined SFAS 123R and reflects the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of grant. There are no special terms relating to the rights to exercise options relating to the employee terminations in conjunction with the sale of Accurel.

	Three month period ended March 31, 2007
	Stock Option Plan	Stock Purchase Plan
Risk free interest rate	4.71% - 4.79%	5.17%
Expected dividend yield	0%	0%
Expected lives (years)	3.5 - 6 years	6 months
Expected volatility	77% - 78%	78%
Expected forfeiture rate	10%	0%
Contractual term	5 - 10 years	6 months

Employee Stock Purchase Plan

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “1998 Plan”). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of March 31, 2007, a total of 10,669 shares are available for issuance under the Plan.

In December 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 Plan”). The 2006 Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 500,000. As of March 31, 2007, a total of 500,000 shares are available for issuance under the Plan.

  Compensation expense under the 1998 and 2006 Plans for the three month periods ended March 31, 2007 and 2006 is $6,000 and $10,000 respectively.

Non-qualified options and warrants

Included in the consolidated statement of operations for the period ended March 31, 2007 is $131,000 of compensation expense attributable to other non-employee options and warrants.

10.	Long-term Debt and Credit Arrangements

MED-TEC Payment Obligation

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the original Distributor Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor agreed to work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The present value of this payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%. This amount was recorded as an intangible asset and has been amortized over its estimated useful life of 29 months.  As of March 31, 2007, the outstanding and past due principal balance is approximately $193,000.  For the three months ended March 31, 2007 and 2006, the Company recorded approximately $6,000 and $7,000, respectively, of interest expense relating to this transaction.

Installment Note - Accurel

At the time of its acquisition, Accurel had a $1,400,000 fixed rate installment note with a bank. The note called for monthly payments of $29,000 plus interest at a rate of 6.84%, through September 1, 2008 (the “Loan Agreement”). The bank consented to continue the note under the same terms after the acquisition. The note is collateralized by substantially all assets of Accurel. During the three month period ended March 31, 2007 and 2006, the Company recorded interest expense of approximately $11,000 and $15,000, respectively, in connection with this note. As of March 31, 2007, the Accurel note was paid in full.

Revolving Credit Facility and Term Note with Bridge Bank

On January 3, 2007, the Company executed an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) which amended and restated the terms of a Business Financing Agreement originally dated as of June 1, 2005 with Silicon Valley based Bridge Bank, N.A. (the “Bank”) increasing the revolving credit facility from $1.5 million to $5.0 million. This revolving credit facility (the “line of credit”) has a two year term, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable and up to the lesser of $1,000,000 or forty percent (40%) of eligible inventory, bears interest at the prime rate, plus one-half percent (1/2%) per annum, and is collateralized by all assets of the Company.

    On April 27, 2007, in conjunction with the sale of the assets of Accurel, the Company entered into a Loan and Security Modification Agreement whereby the Bank consented to the sale of the Accurel assets and removed Accurel as a borrower under the Loan Agreement.

The Company was in violation of certain covenants associated with this facility in the months of January - March 2007, and has received waivers from the bank. As of March 31, 2007, $38,000 has been drawn on this credit facility.

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

Pursuant to the Loan Agreement, the Company issued to Bridge Bank. N.A. a seven-year warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 78%, an expected life 7 years, and a risk free interest rate of 4.54%. Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note and warrants have been recorded at their relative fair value. The Company will accrete the value of the warrants, $28,000, to the term note over the life of the note. As of March 31, 2007, approximately $3,000 has been amortized.

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

Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note and warrants have been recorded at their relative fair value. The Company is accreting the value of the warrants, $450,000, to the term note over the life of the note. As of March 31, 2007, approximately $143,000 has been amortized.

11.	Financial Information by Segment

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

Gross profit is the measure that management uses when evaluating the Company’s segments, therefore, operating expenses are excluded from the financial information below.

The revenues, expenses and assets related to these segments from continuing operations for the three and nine months ended March 31 2007 and 2006 are:

Three months ended March 31, 2007	Medical	Semiconductor	Security	Total

Revenue	$ 897,000	$ 1,898,000	$ 1,121,000	$ 3,916,000
Cost of revenues	(858,000)	(1,556,000)	(781,000)	(3,195,000)
Gross profit	$ 39,000	$ 342,000	$ 340,000	$ 721,000

Assets	$3,427,000	$9,824,000	$2,738,000	$15,989,000

Three months ended March 31, 2006
Revenue	$ 1,173,000	$ 1,783,000	$ 1,469,000	$ 4,425,000
Cost of revenues	(901,000)	(1,600,000)	(1,570,000)	(4,071,000)
Gross profit	$ 272,000	$ 183,000	$ (101,000)	$ 354,000

Assets	$3,938,000	$11,884,000	$3,243,000	$19,025,000

Nine months ended March 31, 2007	Medical	Semiconductor	Security	Total

Revenue	$ 3,095,000	$ 5,436,000	$ 3,507,000	$ 12,038,000
Cost of revenues	(2,642,000)	(4,699,000)	(2,557,000)	(9,898,000)
Gross profit	$ 453,000	$ 737,000	$ 950,000	$ 2,140,000

Assets	$3,427,000	$9,824,000	$2,738,000	$15,989,000

Nine months ended, March 31, 2006
Revenue	$ 3,313,000	$ 4,475,000	$ 5,084,000	$ 12,872,000
Cost of revenues	(2,690,000)	(4,660,000)	(4,889,000)	(12,239,000)
Gross profit	$ 623,000	$ (185,000)	$ 195,000	$ 633,000

Assets	$3,938,000	$11,884,000	$3,243,000	$19,025,000

  International sales accounted for $413,000 and $1,437,000 for the three month period ended March 31, 2007 and 2006, respectively and $2,373,000 and $3,448,000 in the nine month period ended March 31, 2007 and 2006 respectively.

12.	Goodwill and Other Intangible Assets

At March 31, 2007 and June 30 2006, the Company had goodwill and intangible assets of $4,091,000. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance. The Company may employ the work of independent appraisers in making its determination. The Company makes its annual assessment as of August 31st of each year to determine if its goodwill is impaired. As of June 30, 2006 the Company had determined that its goodwill at its semiconductor implantation reporting unit was impaired. As a result of this impairment the Company recorded an impairment charge of $457,000. Goodwill and intangible assets with indefinite lives at the Company’s semiconductor testing unit are not impaired. Future events could cause management to conclude that impairment indicators exist and that goodwill and intangible assets with indefinite lives associated with the Company’s acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce. These assigned values are amortized over the period of time those cash flows are estimated to be produced. Management continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired. As of March 31, 2007, management believes no impairment exists.

There were no changes in the carrying value of goodwill for the three months ended March 31, 2007. Goodwill within each reportable segment, are as follows:

Semiconductor Services
Balance as of March 31, 2007 and June 30, 2006	$ 4,091,000

The following table summarizes the Company’s intangible assets as of March 31, 2007:

	Gross carrying amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2006	Additions	March 31, 2007	June 30, 2006	Additions	March 31, 2007	March 31, 2007

Non-Compete	$1,007,000	$ -	$ 1,007,000	$ 1,007,000	$ -	$ 1,007,000	$ -

Customer Base	210,000	-	210,000	72,000	31,000	103,000	107,000

Technology	125,000	-	125,000	43,000	19,000	62,000	63,000

Treatment Planning System	300,000	-	300,000	116,000	75,000	191,000	109,000

Total	$1,642,000	$ -	$ 1,642,000	$ 1,238,000	$ 125,000	$ 1,363,000	$ 279,000

Estimated amortization expense for intangible assets with finite lives on our balance sheet as of March 31, 2007, for the fiscal years ending June 30, is as follows:

2007 remaining three months	$ 42,000
2008	150,000
2009	67,000
2010	20,000
$ 279,000

13.	Earnings (loss)

The Company had the following potential dilutive securities outstanding on March 31, 2007: options and warrants to purchase 2,038,638 and 2,218,267 shares, respectively, of the Company’s common stock at weighted average exercise prices of $4.90 and $6.19 per share, respectively and (ii) Series D Preferred Stock convertible into an aggregate of 949,251 shares of the Company’s common stock. Such potential dilutive securities were not included in the calculation of diluted loss per share in the period ended March 31, 2007 because the inclusion thereof would be antidilutive.

14.	Discontinued Operations

On May 1, 2007, the Company completed the sale of its Accurel Division to EAG (“Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale the Company received cash proceeds of approximately $12,705,000 of which $1,000,000 was placed in escrow. At March 31, 2007, the Company determined that the proceeds, less the related transaction costs of approximately $1,366,000 in cash fees and expenses and $390,000 in a non-cash charge for three year warrants issued, were less than the book value of the net assets transferred of $11,598,000 and therefore a loss on the sale of Accurel of $649,000 was recorded in the quarter ended March 31, 2007 as a component of the loss from discontinued operations in the accompanying statement of operations.  On May 1, 2007, the Company will recognize a loss of $487,000, which represents the amounts due under the Accurel facility lease in excess of amounts to be received from sublease rentals. The facility lease, which will remain an obligation of the Company, expires in 2010.

In accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the March 31, 2007 financial statements have been prepared and historical statements of operations have been reclassified to present the results of Accurel as discontinued operations. As noted above, the Company had formally committed to a plan to sell Accurel in March 2007 and finalized that plan at the closing on May 1, 2007. The Company has clearly (i) eliminated Accurel’s financial results from its ongoing operations, (ii) determined that Accurel, as operated as a separate subsidiary was a separate component of its aggregated business as, historically, management reviewed separately the Accurel financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Accurel after the sale.

The assets and liabilities of Accurel as of March 31, 2007 are as follows:

Assets of discontinued operations:

Accounts receivable, net	$ 1,230,000
Other current assets	14,000
Total Current Assets of Discontinued Operations	1,244,000

Goodwill	7,198,000
Intangible assets	924,000
Fixed assets and equipment, net	4,044,000
Other non-current assets of Accurel	97,000
Total Non-Current Assets of Discontinued Operations	12,263,000

Total assets of Discontinued Operations	$13,507,000

Liabilities of Discontinued Operations:

Accounts payable and accrued expenses	$ 574,000
Current portion of capital leases	323,000
Total Current Liabilities of Discontinued Operations	897,000

Long-term portion of Capital leases	1,597,000
Other non-current liabilities	-
Total Non-Current Liabilities of Discontinued Operations	1,597,000
$ 2,494,000

Condensed results of operations relating to Accurel for the three and nine months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues:	$ 2,187,00000	$2,124,000	$6,763,000	$5,888,000
Gross profit	596,000	653,000	2,051,000	1,841,000
Operating income	86,000	223,000	645,000	629,000
Loss on sale of Accurel	(649,000)	-	(649,000)	-
Income (loss) from discontinued operations	$(628,000)	$ 206,000	$(139,000)	$ 576,000

15.	Subsequent Event

On May 1, 2007, in conjunction with the sale of Accurel, (see Note 14). the Company paid in full the balance due plus accured interest on the Laurus Short Term note, in the amount of approximately $1,512,000.

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

In October 2004 and March 2005, we acquired two California semiconductor companies. Through these acquisitions, we more than doubled our semiconductor capacity and were able to offer diagnostic services and semiconductor equipment refurbishment services to semiconductor manufacturers, research laboratories and universities. On May 1, 2007, we sold the assets of our diagnostic services subsidiary to Evans Analytical Group LLC.

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

The Company manages its business and reports results from operations for three business segments: Medical, which includes radioactive seeds, medical product coatings, medical related government contracts and other related activities; Security Products, which includes development contracts and product sales related to the Company’s trace explosives detection products; and Semiconductor, which includes ion implantation, disk refurbishment and source conditioning equipment.

Substantially all of the assets of the Company’s wholly-owned subsidiary, Accurel, have been sold. Management’s discussion and analysis of financial condition and results of operations are based on the Company’s continuing operations.

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the three and nine month periods ended March 31, 2007 and 2006. It should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Three Month Period Ended March 31, 2007 vs. March 31, 2006

Revenues. Revenues for the three months ended March 31, 2007 were $3,916,000 as compared to $4,425,000 in the three months ended March 31, 2006, a decrease of $509,000 or 12%. Our revenues by business segment are as follows:

	Three months ended March 31,
	2007	2006	% Increase/ (Decrease)
Medical	$ 897,000	$ 1,173,000	(24%)
Semiconductor	1,898,000	1,783,000	6%
Security products	1,121,000	1,469,000	(24%)
Total	$ 3,916,000	$ 4,425,000	(12%)

Revenues in the medical products business segment decreased by $276,000 or 24% compared to the comparable prior year period. The decrease in revenues in the medical products segment is primarily due to the loss of revenue from our primary orthopedics coatings customer. Our primary orthopedic coating customer changed their product line and phased out our coatings services during the second quarter of fiscal 2007.

Revenues in the Semiconductor business segment increased by $115,000, or 6% for the three month period ended March 31, 2007 as compared to the same period of the prior year. The increase in our Semiconductor business segment is primarily due to an increase in sales of our Krytek source conditioning units.

Revenues in the security products business segment decreased by $348,000, or 24% for the three month period ended March 31, 2007 compared to the comparable prior year period. The decrease in revenues from this business segment is primarily due to a decrease in unit sales of our handheld trace explosive detectors. The Company did not realize an order of the same magnitude as it had in the three month period ended March 31, 2006 for its handheld explosives detection equipment. The lack of sizable unit orders has been partially offset by increased revenues associated with a non-recurring government contract in the explosive detection arena. Total revenue recognized from this program was approximately $1,012,000. The Company continues to make a significant investment in the development and manufacturability of the next generation of explosives detection equipment.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2007 was $3,195,000 as compared to $4,071,000 for the comparable prior year period, a decrease of $876,000 or 22%.

	Three months ended March 31,
	2007	2006	% Increase/ (Decrease)
Medical	$ 858,000	$ 901,000	(5%)
Semiconductor	1,556,000	1,600,000	(3%)
Security products	781,000	1,570,000	(50%)
Total	$ 3,195,000	$ 4,071,000	(22%)

    Cost of revenues for our Medical business segment was $858,000 for the three months ended March 31, 2007 as compared to $901,000 for the prior year three month period, a decrease of $43,000 or 5%. The decrease in Medical cost of revenue relates primarily to the decreased direct labor costs associated with the loss of our primary orthopedics coatings customer.

Cost of revenues for our Semiconductor business segment was $1,556,000 for the three months ended March 31, 2007 compared to $1,600,000 for the prior year period, representing a decrease of $44,000 or 3%. The decrease in Semiconductor cost represents the benefits of consolidating certain of Wakefield’s semiconductor processing with Sunnyvale leading to a reduction in direct labor.

Cost of revenues for our Security Products business segment was $781,000 for the three months ended March 31, 2007 as compared to $1,570,000 for the prior year period, representing a decrease of $789,000 or 50%. This decrease in cost of revenue is primarily related to the decrease in the number of units of our handheld trace explosive detectors sold.

Gross Profit

	Three Months ended March 31, 2007
	Medical	Semiconductor	Security	Total
Revenues	$897,000	$1,898,000	$1,121,000	$3,916,000
Cost of revenues	858,000	1,556,000	781,000	3,195,000
Gross profit	$ 39,000	$ 342,000	$ 340,000	$721,000
Profit %	4%	18%	30%	18%

	Three Months ended March 31, 2006
	Medical	Semiconductor	Security	Total
Revenues	$ 1,173,000	$1,783,000	$1,469,000	$4,425,000
Cost of revenues	901,000	1,600,000	1,570,000	4,071,000
Gross profit	$ 272,000	$ 183,000	$ (101,000)	$354,000
Profit %	23%	10%	(7%)	8%

Overall gross profits were 18% of revenues in the three months ended March 31, 2007 as compared to an 8% gross profit in the prior year period. A decrease in the Medical products gross profit percentage was primarily due to the loss of our primary orthopedics coatings customer whose products had a higher margin than our other medical products. The increase in the Semiconductor business segment gross profit percentage is primarily due to the increase in the number of our Krytek source conditioning units which have a higher margin than our other semiconductor products and service. The increase in the Security business segment is primarily due to the elimination of handheld explosives detection device manufacturing costs. Once the initial handheld explosives device production run was completed, and the manufacturing process was proven, manufacturing was transitioned to a contract manufacturer allowing the Company to reduce its manufacturing overhead.

Research and Development. Research and development expense for the three months ended March 31, 2007 was $359,000 as compared to $86,000 for the comparable prior year period, an increase of $273,000, or 317%. This increase was primarily due to the Company using research and development personnel during the three months ended March 31, 2006 on its government contract work and the related expenses were charged to cost of sales. The Company continues to expend its own funds to further the development of new products in the areas of explosives and toxic substance detection.

Selling, General and Administrative. Selling, general and administrative expense for the three months ended March 31, 2007 was $1,507,000 as compared to $1,634,000 for the comparable prior year period, a decrease of $127,000, or 8%. The decrease is primarily due to the reclassification of consulting expenses related to the sale of our Accurel subsidiary. These charges which were expensed during the previous two quarters were reclassified in the current quarter as other prepaids and will be charged against the net proceeds of the Accurel sale during the fourth quarter of fiscal 2007.

Other Income and Expenses, Net. For the three months ended March 31, 2007, we recorded other expense, net, of $119,000 as compared to $104,000, in the comparable prior year period an increase in other expenses net of $15,000 or 14%. Interest income for the three month period ended March 31, 2007 was $12,000 as compared to $17,000 for the same prior year period. The decrease in interest income is primarily related to a decrease in cash available for investment during the current period as compared to the same prior year period. Interest expense in the current year period was $226,000 compared to $25,000 in the prior year period, an increase of $201,000. The increase in interest expense was primarily due to interest related to a short-term note with Laurus that began during the current quarter along with interest related to a financing arrangement with Bridge Bank that began during the current quarter. Other income and expense includes a loss of $116,000 for the period ended March 31, 2006, representing the Company’s share of losses attributable to its investment in CorNova, an unconsolidated subsidiary accounted for under the equity method of accounting. Other income includes $95,000 and $20,000 of income attributable to marking to market the embedded derivatives associated with the Series D preferred stock, in the periods ended March 31, 2007 and 2006, respectively.

Net Loss. Net loss for the three months ended March 31, 2007 was $1,264,000 as compared with $1,470,000 for the comparable prior year period, a decrease in net loss of $206,000 or 14%. The decrease in net loss is primarily due to the overall improvement in gross margins combined with not having equity losses in the current quarter related to the Company’s investment in CorNova, which were offset by an increase in interest expense related to new financing arrangements with Laurus and Bridge Bank.

Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $277,000 in the three months ended March 31, 2007 as compared to $391,000 in the prior year period. The Company issued Series D Redeemable Convertible Preferred Stock on September 30, 2005.

Net Loss From Discontinued Operations. Net loss for the three months ended March 31, 2007 was $628,000 as compared with net income of $206,000 in the corresponding prior year period. At March 31, 2007, the Company determined that the proceeds from the sale of the assets of Accurel, less the related transaction costs were less than the book value of the net assets transferred and therefore a loss on the sale of $649,000 was recorded in the quarter ended March 31, 2007.  On May 1, 2007, the Company will recognize a loss of $487,000, which represents the amounts due under the Accurel facility lease in excess of amounts to be received from sublease rentals. The facility lease, which will remain an obligation of the Company, expires in 2010

Nine Month Period Ended March 31, 2007 vs. March 31, 2006

Revenues. Revenues for the nine months ended March 31, 2007 were $12,038,000 as compared to $12,872,000 in the nine months ended March 31, 2006, a decrease of $834,000 or 6%. Our revenues by business segment are as follows:

	Nine months ended March 31,
	2007	2006	% Increase/ (Decrease)
Medical	$ 3,095,000	$ 3,313,000	(7%)
Semiconductor	5,436,000	4,475,000	21%
Security products	3,507,000	5,084,000	(31%)
Total	$ 12,038,000	$ 12,872,000	(6%)

Revenues in the Medical segment were $3,095,000 in the nine month period ended March 31, 2007 as compared to $3,313,000 in the same prior year period, a decrease of $218,000, or 7%. This decrease is primarily due to the loss of the Company’s primary orthopedics coatings customer during the second quarter of 2007. Revenues in the Semiconductor business segment increased by $961,000 or 21% over the comparable prior year period. This increase comes from the increased Krytek source conditioner unit sales combined with a general increase in semiconductor revenues from our California subsidiary Core systems. Revenues in the Security products business segment were $3,507,000 in the nine month period ended March 31, 2007 as compared to $5,084,000 in the same prior year period, a decrease of $1,577,000 or 31%. This decrease is the result of the completion and shipment of a significant order of the Company’s explosives detection equipment to a customer in China in the comparable prior year period. The Company has not realized an order of the same magnitude as it had in the nine month period ended March 31, 2006. The lack of sizeable unit orders has been partially offset by the award and performance of a new government contract in the explosives detection arena.

Cost of Revenues. Cost of revenues for the nine months ended March 31, 2007 was $9,898,000 as compared to $12,239,000 for the comparable prior year period, a decrease of $2,341,000 or 19%.

	Nine months ended March 31,
	2007	2006	% Increase/ (Decrease)
Medical	$ 2,642,000	$ 2,690,000	(2%)
Semiconductor	4,699,000	4,660,000	1%
Security products	2,557,000	4,889,000	(48%)
Total	$ 9,898,000	$12,239,000	(19%)

    Cost of revenues for our Medical business unit was $2,642,000 for the nine months ended March 31, 2007 as compared to $2,690,000 for the prior year nine month period, a decrease of $48,000 or 2%. This decrease in cost is primarily related to the decreased sales levels in the Medical group related to the loss of the Company’s major orthopedics coating customer during the second quarter of 2007 which in turn reduced the direct labor costs.

Cost of revenues for our Semiconductor business segment remained virtually unchanged when comparing with the prior year period even though Semiconductor revenue showed a $961,000 increase. Having little change in the Semiconductor cost of revenues while increasing revenues is due in part to the high fixed costs associated with the semiconductor segment. Utilizing the excess capacity of the semiconductor wafer processing equipment causes minimal variable cost increases. Cost of revenues for our Security Products segment was $2,557,000 for the nine months ended March 31, 2007 as compared to $4,889,000 for the prior year period representing a decrease of $2,332,000 or 48%. This decrease relates directly to the variable costs associated with the delivery of a significant order of handheld explosives detectors in the comparable prior year period.

Gross Profits

	Nine Months ended March 31, 2007
	Medical	Semiconductor	Security	Total
Revenues	$ 3,095,000	$ 5,436,000	$ 3,507,000	$12,038,000
Cost of revenues	2,642,000	4,699,000	2,557,000	9,898,000
Gross profit	$ 453,000	$ 737,000	$ 950,000	$ 2,140,000
Profit %	15%	14%	27%	18%

	Nine Months ended March 31, 2006
	Medical	Semiconductor	Security	Total
Revenues	$ 3,313,000	$ 4,475,000	$ 5,084,000	$12,872,000
Cost of revenues	2,690,000	4,660,000	4,889,000	12,239,000
Gross profit	$ 623,000	$ (185,000)	$ 195,000	$ 633,000
Profit %	19%	(4%)	4%	5%

Overall gross profits were 18% of revenues in the nine months ended March 31, 2007 as compared to a 5% gross profit in the prior year period. Our Medical products business segments gross profit percentage was 15% for the nine months ended March 31, 2007 as compared to 19% for the same prior year period. This decrease in gross profit percentage is a result of the Company losing its major orthopedics coating customer which generally had higher gross margins than our other Medical products. Semiconductor segment gross profits improved from (4%) to 14%, as revenues increased at our California subsidiary Core Systems. Core System’s gross profit percentage increase was partially due to having sold more Krytek source conditioning units in the current nine month period than the prior year period. The Krytek units generally have a higher gross margin than our other semiconductor products and services. The improvement from a 4% gross profit to an 27% gross profit in security products is due primarily to the elimination of handheld explosives detection device manufacturing costs. In the prior year period the Company’s handheld explosives detection device manufacturing capability was being built up to provide a high volume production run. Once the initial handheld explosives device production run was completed, and the manufacturing process was proven, manufacturing was transitioned to a contract manufacturer allowing the Company to reduce its manufacturing overhead.

Research and Development. Research and development expense for the nine months ended March 31, 2007 was $1,359,000 as compared to $894,000 for the comparable prior year period, an increase of $465,000, or 52%. The Company continues to expend funds to further the development of new products in the areas of explosives and toxic substance detection. In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts. The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants. Research and development expenses prior to starting the government contracts are charged to operating expenses.

Selling, General and Administrative. Selling, general and administrative expense for the nine months ended March 31, 2007 was $4,888,000 as compared to $5,441,000 for the comparable prior year period, a decrease of $553,000, or 10%. The decrease is primarily due to a reduction in stock based compensation and commission expense paid in conjunction with the sale of our handheld explosives detection equipment combined with a decrease in outside consulting expenses. In addition, the Company recorded an impairment loss of $37,000 relating to the disposal of capital equipment taken out of service in the period ended December 31, 2006.

Other Income and Expenses, Net. For the nine months ended March 31, 2007, we recorded other income, net, of $383,000 as compared to $561,000, in the comparable prior year period, a decrease of $178,000 or 32%. Interest income for the nine month period ended March 31, 2007 was $24,000 as compared to $34,000 for the same prior year period. The decrease in interest income is primarily related to a decrease in cash available for investment during the current period as compared to the same prior year period. Interest expense in the current nine month period was $283,000 compared to $140,000 in the prior year period, an increase of $143,000. The increase in interest expense was primarily due to interest related to a short-term note with Laurus along with interest related to a financing arrangement with Bridge Bank that both began during the third quarter of 2007. Other income and expense includes a loss of $158,000 and $240,000 for the nine month period ended March 31, 2007 and 2006, respectively, representing the Company’s share of losses attributable to its investment in CorNova, an unconsolidated subsidiary accounted for under the equity method of accounting. Other income includes $800,000 and $911,000 of income attributable to fair value adjustments of the embedded derivatives associated with the Series D preferred stock, in the periods ended March 31, 2007 and 2006, respectively.

Net Loss. Net loss for the nine months ended March 31, 2007 was $3,761,000 as compared with $5,141,000 for the comparable prior year period, a decrease in net loss of $1,380,000 or 27%. The decrease in net loss is primarily due to the overall improvement in gross margins combined with equity losses related to the Company’s investment in CorNova ending during the second quarter of 2007, which were offset by an increase in interest expense related to new financing arrangements during 2007 with Laurus and Bridge Bank.

Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $658,000 in the nine months ended March 31, 2007 as compared to $778,000 in the prior year period. The Company issued Series D Redeemable Convertible Preferred Stock on September 30, 2005.

Net Loss From Discontinued Operations. Net loss for the nine months ended March 31, 2007 was $139,000 as compared with a net income of $576,000 in the corresponding prior year period. At March 31, 2007, the Company determined that the proceeds from the sale of the assets of Accurel, less the related transaction costs were less than the book value of the net assets transferred and therefore a loss on the sale of $649,000 was recorded in the quarter ended March 31, 2007.  On May 1, 2007, the Company will recognize a loss of $487,000, which represents the amounts due under the Accurel facility lease in excess of amounts to be received from sublease rentals. The facility lease, which will remain an obligation of the Company, expires in 2010

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had approximately $1,731,000 in the form of cash and cash equivalents. During the nine months ended March 31, 2007, operating activities used cash of approximately $1,149,000. Net cash used by operating activities primarily reflects the $3,900,000 net loss, increased by a non-cash gain of $800,000, related to the change in fair value of derivatives, and reduced by non-cash charges of $1,175,000 in depreciation and amortization, $649,000 related to an impairment charge on the sale of assets of the Company’s Accurel subsidiary, $967,000 related to the change in net assets held for sale, $925,000 of share-based compensation expense and $184,000 in equity loss in unconsolidated subsidiaries. The Company has approximately $1,082,000 of raw materials and finished goods inventories related to its handheld explosives detection product. This inventory was built in anticipation of future shipments of this product to customers. Orders for the explosives detection product to date have typically been from foreign governments or agencies of foreign governments. The sales cycle to these entities can take a number of months to; close the order, set up letters of credit from the customer covering the payment, and obtain the necessary export licenses and other required documentation. Expected future shipments of these products, in the near term, can be accomplished with no further investment in inventories and current levels of inventory are expected to decrease. Investing activities used $402,000 of cash primarily for investment in, or deposits on property and equipment. Financing activities consist of, $1,440,000 of proceeds from a note from Laurus, $1,600,000 in proceeds in a note from Bridge Bank, offset by $1,943,000 in cash payments on bank loans, lines of credit and capital leases and by $440,000 in cash dividends paid to the holders of the Series D preferred stock.

On December 29, 2006, the Company executed a $1.5 million secured term note (the “Note”) payable to Laurus. The Company received $1,500,000 in gross proceeds, less a management fee of $60,000 and related transaction costs of approximately $500. The term note is collateralized by substantially all of the Company’s assets and two of its subsidiaries, has a 9-month term and bears interest at a rate equal to prime plus 1% per annum. The Note contains certain restrictive and financial covenants. In connection with the financing, the Company issued Laurus a warrant to purchase up to 458,000 shares of the Company’s common stock at a price equal to $2.50 per share. Net cash proceeds from this financing were $1,439,500 and were used for general working capital. This Note was paid in full on May 1, 2007, in conjunction with the sale of the assets of Accurel Systems.

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

Consistent with our policy to protect our proprietary technologies, we have been awarded six patents and have submitted an additional six patent applications to the United States Patent and Trademark Office. These patents and applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

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

Based on the current sales, expense and cash flow projections, including cash flows generated from the subsequent sale of its Accurel subsidiary in May 2007, the Company believes that the current level of cash and cash-equivalents on hand, the net proceeds from its revolving line of credit and the funds remaining on a contract received from the U.S. Army in August 2006, will be sufficient to fund operations for the next twelve months. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions. Future expenditures for research and product development, especially relating to outside testing, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of March 31, 2007 are as follows:

	Debt and Capital Lease(1)	Operating Lease(1)(2)	MED-TEC	Total

2007	$1,507,000	$ 388,000	$ 193,000	$2,088,000
2008	2,226,000	1,464,000	-	3,690,000
2009	3,230,000	1,201,000	-	4,431,000
2010	15,000	578,000	-	593,000
2011	2,000	84,000	-	86,000
Total	$ 6,980,000	$ 3,715,000	$ 193,000	$10,888,000

                                      (1) Payments include interest
                                              (2) Adjusted for sublease

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company’s financial instruments include cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired. Cash equivalents represent a deposit in a money market account and a certificate of deposit. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. At March 31, 2007, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

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

The reportable condition related primarily to the closing and financial reporting process.  Management is confident that our financial statements for the period ended March 31, 2007 fairly present, in all material respects, our financial condition and results of operations.

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

On April 11, 2007, the Company and the Respondents executed a Settlement and Mutual Release Agreement dismissing the claims and counterclaims.

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

As of August 18, 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff. Presently, discovery is in process. Rapiscan and OSI have filed a motion to dismiss certain of the Company’s claims. As of October 30, 2006, the court has ruled that the Company’s claim of breach of fiduciary duty was dismissed but OSI’s motion to dismiss all other claims was denied. The litigants are presently in the discovery process which should be completed by July 2007. Trial is expected in early 2008.

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

Item 1a  Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006. You should consider carefully all of the material risks described in the Form 10-K, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

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

Implant Sciences Corporation

Date: May 21, 2007         /s/ Anthony J. Armini
                    Anthony J. Armini
                    President and CEO

Date: May 21, 2007        /s/ Diane J. Ryan
                   Diane J. Ryan
                   VF Finance and CFO