Form 10-K
period 2007-06-30
IMPLANT SCIENCES CORP
filed 2007-10-15
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒             Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  For the fiscal year ended June 30, 2007.

  ☐            Transition report pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934.  For the fiscal year ended June 30, 2007.

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

107 Audubon Road, #5, Wakefield, MA	01880
(Address of Principal Executive Offices)	(Zip Code)

781-246-0700
(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	American Stock Exchange

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       YES   ☐   No  ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.        YES   ☐   No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       YES   ☒   No  ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein , and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                   No Disclosure  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer  ☐                                                      Accelerated Filer ☐                                          Non-Accelerated Filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act)     YES   ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,281,462 as of October 11,  2007 (based on the closing price for such stock as of October 11, 2007).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at October 11, 2007
Common Stock, $0.10 par value	11,835,661

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

ITEM 1.             OUR BUSINESS

Over the past twenty three years, Implant Sciences Corporation (the "Company"), incorporated in August 1984, has both developed and acquired technologies using ion implantation and thin film coatings for semiconductor and medical device applications, including the modification of orthopedic joint implant surfaces to reduce polyethylene wear generation and the coating of cardiovascular devices.  This technology has further evolved to include new applications in the area of trace explosives detection products.

Since May 1999, we have been performing research to develop and improve trace explosives detectors, which could be used to detect hidden bombs in airports and other public places. This is the latest application of our ion source technology. At present, we have developed both portable and bench-top systems for use in airports and Department of Defense facilities and have marketed and sold these products both domestically and internationally.   In fiscal 2006, as part of a plan to reduce manufacturing costs, we transitioned the production of our handheld system to a contract manufacturer. As we continue to sell and deliver our security products, we work both independently and in conjunction with various government agencies, to develop the next generation of trace explosives detectors and to identify new applications for our proprietary technology. We currently have six issued United States patents and five United States patents pending covering our explosives detection technologies and processes.

Other applications of our ion beam technology had been in the area of temporary brachytherapy products. In May 1999, we received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer and in 2001 recognized our first sale. This marked a major milestone for the Company by commercializing a product derived from a research and development program as well as representing a critical stage in our growth from a provider of ion implantation services for semiconductor and orthopedic applications to a manufacturer and seller of product in the form of radioactive prostate seeds.  In June 2007, we sold certain assets associated with this product and divested the prostate seed and medical software business and will now only supply services and components of this product line.  Management is currently working on a plan to keep the remaining assets in service.  However, should management be unsuccessful in formalizing this plan, there is a possibility that future periods may report discontinued operations relating to these remaining assets.

Our semiconductor business experienced substantial growth in FY 2005.  This growth came through the acquisition of two California semiconductor companies, Core Systems, Inc. (“Core”) and Accurel Systems International Corporation (“Accurel”) in October 2004 and March 2005 respectively.  Through these acquisitions, we more than doubled our semiconductor capacity and were able to offer diagnostic services, semiconductor equipment and refurbishment services to semiconductor manufacturers, research laboratories and universities.  In May 2007, we sold our Accurel subsidiary which provided semiconductor analytical services.

We currently have fourteen issued United States patents and three United States patents pending covering our semiconductor and medical technologies and processes.

Technologies

General. We use three core technologies, ion implantation, thin film coatings and ion mobility spectrometry (“IMS”). With respect to each technology, we have developed proprietary processes and equipment for the purpose of improving or altering the surfaces of medical implants and semiconductor wafers and the ionizing and detection of trace explosives molecules.

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

Ion mobility spectrometry, as opposed to the first two technologies, uses an ion beam to measure properties of the precursor molecules.  IMS uses an ionizer to convert the subject molecules into ions so they can be accelerated by electric fields and travel down a cylindrical tube in an air medium.  The measurement of the time of flight through a fixed distance enables the instrument to determine the mass and the relative concentration of the subject molecules in the analysis volume.  This technology is particularly well suited to measure the identity and amount of explosives and/or narcotics vapor in air.

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

Trace Explosives Detection. We have developed instruments which can detect the vapor from trace amounts of explosive compounds including plastic explosives such as RDX, the compound commonly found in C4 explosives. The systems works by ionizing explosive molecules in an air sample and then detecting the ionized molecules of the explosive using ion mobility spectrometry. The instruments have successfully detected molecules of five different types of explosives in the air at the parts per trillion concentrations. We believe this technology will provide commercial systems with improved sensitivity and capabilities than equipment presently available.

Security Products

Trace Explosives Detection Equipment

General.  We have developed several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities. The systems use our proprietary technology, which includes the use of a photon-based non-radioactive ion source in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air.

This product development has been ongoing since May 1999. This project was undertaken in response to the interest in ion beam phenomena by our research personnel who are constantly researching new applications for this technology. The development of new applications is typically funded through government grants or internal funding.

In June 2000, we developed our first experimental device, which demonstrated sensitivity to the explosive TNT.  In fiscal 2005 we began taking orders for and shipping product previously under development.  New models with various special detection and sample acquisition capabilities have been developed almost on a yearly basis since then.  These devices are able to detect and specify an increasing number of compounds within various explosive materials. The explosives that have been tested to date are TNT, RDX, PETN, EGDN, nitroglycerin, black powder, various smokeless powders, nitrocellulose, ammonium nitrate, urea nitrate, guanidine nitrate, TATP, HMTD, HMX, tetryl, and DNT.  RDX is the primary component of C3 and C4 explosives, such as Detasheet and Semtex, as well as certain types of black powder explosives.  We believe these explosives represent the majority of the explosives presently used in terrorist activities.  The Company currently offers the QS-H150 portable detector, the QS-BP100 backpack-based portable explosives detector, and the QS BTS-150 benchtop detector.

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

Consistent with our policy to protect our proprietary technologies, we have been awarded six patents and submitted five additional patent applications to the United States Patent and Trademark Office. These patent applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity. The Company has outsourced the manufacturing of our current trace explosives detector products to a contract manufacturer.

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

In October 2004, we acquired Core Systems and doubled our semiconductor ion implantation equipment and capacity. This acquisition enabled us to expand our revenue base by affording us the opportunity to service a new pool of customers not available to us in the past as our existing ion implantation equipment limited our processing capabilities. In addition, through this acquisition, new revenue opportunities were gained the areas of semiconductor equipment refurbishing services and the sale of source conditioning equipment.  In March 2005 we acquired Accurel Systems, and thru this acquisition, was able to offer analytical and failure analysis diagnostic services to the manufacturers of semiconductor products.  In May 2007, we sold the assets of Accurel Systems.

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

Prostate Seeds. We have developed, and been granted seven United States patents covering radioactive seeds, implants and methods of manufacturing radioactive seed implants by a proprietary process and other brachytherapy applications. We have received Food and Drug Administration 510(k) clearance to market our I-PlantTM Iodine-125 radioactive seed for the treatment of prostate cancer. Our 510(k) clearance permits treatment of any localized tumors treatable by temporary or permanent brachytherapy. A twelve-year study conducted by the Northwest Hospital, Seattle, Washington shows that this treatment has a twelve-year disease-free survival rate equal to surgical removal of the prostate and may be superior to other early stage treatments, with a substantial reduction in the negative side effects of impotence and incontinence, frequently associated with surgery and external beam radiation treatment. The National Cancer Institute and American Cancer Society have reported that sexual impotency after implantation of radioactive seeds has been 10 - 30%, which compares with rates of 65 - 90% for radical prostatectomy and 40 - 60% for external beam radiation therapy. Our production method, involving a proprietary dry fabrication process, does not use radioactive wet chemistry. On July 28, 1999 we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission requirement administered by the Commonwealth of Massachusetts as a Nuclear Regulatory Commission Agreement State. These seeds have been on sale in the U.S. for seven years.

Manufacturing. Management believes that the Company's manufacturing process results in lower capital equipment and manufacturing assembly costs and is less hazardous than the manufacturing processes used by our competitors. Other radioactive prostate seed manufacturers use radioactive wet chemistry during seed assembly for Iodine-125 products. Our dry process, for which we have two patents issued, uses a dry fabrication process, and we believe it requires fewer personnel and yields faster throughput. Following seed core ion implantation, we send the cores to a nuclear reactor for activation. Using this dry fabrication process, seed cores can be fabricated and inventoried in large quantities and activated only when ordered. Due to the short half-life of Iodine-125 (approximately 60 days), the competition must assemble and ship seeds on a tight schedule so they can be implanted into the patient at the appropriate radioactive strength. We maintain multiple source vendors for our raw materials supplies in the construction of our radioactive prostate seeds, including Trace Sciences International, Alfa Aesar, Mick Radio Nuclear, Quartz Plus and Braxton Manufacturing.

Sales. Since August 2003, the Company has used its own direct sales force and several independent sales representatives to sell prostate seeds to many different customers.  In June 2007, the company divested its prostate seed and medical software business.

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

Sales. This product was sold by our direct sales force.  This product was divested in June, 2007.

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

    Sales.  We currently implant cobalt chromium components of total joint replacements made by our customers with nitrogen ions and are developing ceramic ion beam synthesis techniques for total joint replacements.  We receive untreated cobalt chromium total joint replacements from our customers and implant them at our facility.  We then invoice and ship the implanted total joint replacements to our customers.  Sales of orthopedic coatings declined in 2007 as a major customer changed its processing.  We expect this trend to continue in 2008.

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

Microfused™ Coatings.

We have developed proprietary ion assisted coating deposition methods for applying metallic coatings to a variety of substrates for uses on medical devices.  The family of processes known as Microfusion™ results in coatings which are biocompatible, extremely dense, free of voids, and display tenacious adhesion.  Applications include but are not limited to:  (i)   radiopaque coatings used to increase the visibility of devices under x-ray or fluoroscopy during interventional cardiology and other catheter based procedures, (ii) conductive coatings and thin film electrodes used to carry and deliver current to or from targeted tissue for use in electrophysiological mapping, neuromodulation, and tissue ablation applications, and (iii)  bioceramic coatings Nano-hydroxyapatite coatings using Nan-Oss™, Angstrom Medica’s patented nanometer sized particulate hydroxyapatite material.  Our Nano-hydroxyapatite coating is a hard, glassy, bioceramic that cannot be easily scratched off the surface once deposited.  Additionally, engineering development services are available to our customers to develop new applications of our Microfusion coating technology.

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

Medical Sales and Marketing

To promote sales of our radioactive prostate seeds and treatment planning systems, we exhibited at various medical trade shows, including the American Association of Physicists in Medicine (AAPM) show and the American Society for Therapeutics Radiology and Oncology (ASTRO) show, which are attended by the vast majority of our potential customers. Sales were then concluded by our Director of Brachytherapy Products and several independent sales representatives.

In the business of ion implantation for total joint replacements, we concentrate on identifying and serving leading manufacturers. Where possible, we attempt to become the sole provider of devices or surface engineering services to each such manufacturer. Our marketing and sales efforts require considerable direct contact and typically involve a process of customer education in the merits of our technology. We accomplish this by first researching customer needs, and through presentations at customer sites. Our research and development programs, both independent and in conjunction with a customer specific need, as well as our patent portfolio, are integral components of the marketing process.

To promote sales of our MicrofusedTM coatings, we attend trade shows, use press releases and call customers who we believe have an application for our technology. Once a customer's interest is established, the sales process proceeds with an initial demonstration project funded by the customer. A set of developmental runs are then performed to determine project feasibility and to roughly optimize a parameter set for deposition. After testing the samples generated, and considering cost estimates for production quantities, the customer may authorize us to proceed to pilot production.

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

Government Contracts

Research and development contracts from the U.S. government must be won through a competitive proposal process which undergoes peer review. We are in contact with the National Institutes of Health, the Department of Defense, the Department of Homeland Security and other agencies at technical conferences to stay informed of the government's needs. We believe our management and senior scientific staff have earned a strong reputation with these and other agencies. To date we have been awarded research and development contracts by the National Institute of Health, the Department of Defense, the National Science Foundation, the National Aeronautics and Space Administration, the Environmental Protection Agency and the Department of Homeland Security.

Research and Development

Our technical staff consists of 13 scientists and engineers, including three with Ph.D. degrees, and the remaining with Masters Degrees, Bachelor Degrees or with expertise in physical sciences and engineering. All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories. Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government. Under the Small Business Innovative Research program, we retain the right to patent anything developed pursuant to the program, however, the U.S. government retains a royalty free license to use the technology. We have obtained over $20 million in U.S. government grants and contracts over the past 19 years. Each research and development agreement with our corporate partners defines the rights to these agreements.

We spent approximately $1,844,000, $1,313,000 and $1,942,000 on internally funded research and development in the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Patents and Proprietary Technology

It is our policy to protect our proprietary position by, among other methods, filing United States and foreign patent applications. We currently have twenty issued United States patents and eight United States patent applications pending. Of the twenty patents issued, six are of material importance to us and are in the explosives detection. These six material patents expire in the years 2021 through 2024.

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

Government Regulation and Environmental Matters

Medical devices incorporating our technologies, such as interventional cardiology devices are subject to FDA regulation. The burden of securing FDA clearance or approval for these core business medical devices rests with our customers who use our processes within their medical devices.

Since the Company divested its prostate seed and medical software business in June 2007, the facility will no longer be a registered medical device manufacturer.  The Company will now only supply services and components to medical device manufacturers.

Our medical device manufacturing facility operates under the FDA Quality System Regulation. Our facility, located in Wakefield, Massachusetts, was registered with the FDA in July 2000 prior to the introduction and commercial sales of our radioactive prostate seed product. Our facility was subject to the FDA’s inspection at any time. The FDA has inspected Implant Sciences’ medical manufacturing facilities in August 2003, and found its Quality System to meet their requirements. Implant Sciences’ Quality Systems Manager ensures adherence to the FDA’s Quality System Regulations as well as to the ISO 9001 and ISO 13485 standards.

Certain activities of ours are regulated by, and require approvals from, other federal and state agencies such as the Massachusetts Department of Public Health, the Department of Transportation and the Federal Aeronautics Administration.

In order to ship our radioactive prostate seed product from our facility, we were required to obtain a radioactive sealed source registration from the Massachusetts Department of Public Health.  This certificate required no maintenance or renewal as long as the design of the radioactive prostate seed was not changed.  On July 28, 1999, we received our Radioactive Sealed Source Registration Certificate, a Nuclear Regulatory Commission requirement, administered by the Commonwealth of Massachusetts as a Nuclear Regulatory Commission Agreement State.

The State Radiation Control Program issued to us a license to manufacture and distribute our radioactive prostate seed product.  The State Radiation Control Program performs periodic inspections of our facility.  The State Radiation Control Program has performed numerous inspections of the facility and identified no violations or deficiencies.

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

With respect to our coating products, we primarily compete with Spire Corporation, Ion Bond, LLC, and BryCoat Inc.  Competition within the coatings industry is primarily conducted on the basis of service and product design. Price competition has abated somewhat in the case of first time and more youthful patients where higher-cost and more durable reconstructive devices are preferred. We attempt to differentiate ourselves from our competition by providing what we believe are high value-added solutions to surface modification. We believe that the primary factors customers consider in choosing a particular surface modification technology are performance, ease of manufacturing, ability to produce multiple properties from a single process, compliance with manufacturing regulations, customer service, pricing, turnaround time, and the ability to work with a variety of materials. We believe that our process competes favorably with respect to these factors. We believe that the cost and time required to acquire equipment and technical engineering talent, as well as to obtain the necessary regulatory approvals, significantly reduces the likelihood of a manufacturer changing the coating process it uses after a device has been approved for marketing.

Our competition in the semiconductor industry consists primarily of one company: Innovion Corporation. This company is located in San Jose, California and primarily serves the silicon wafer production needs of semiconductor factories in their local area. We serve both east and west coast factories with silicon production and research and development laboratories worldwide.

             In the trace explosives detection industry, General Electric (GE Security) and Smiths Detection are our two primary competitors. These two companies also use ion mobility spectrometry; however, they use a radioactive 63Ni source to ionize the explosive molecules. Out technology differs from the competition in that we do not have a radioactive ion source, we have low operating costs, and can do “real time” detection.    We believe our patented technology provides our device with greater operating advantages and less regulatory restrictions

Many of our competitors and potential competitors have substantially greater capital resources than we do and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that our competitors and potential competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those developed and marketed by us or that would render our technology and products obsolete or noncompetitive. Additionally, there is no assurance that we will be able to compete effectively against such competitors and potential competitors in terms of manufacturing, marketing and sales.

Employees

As of June 30, 2007, we had 91 full time employees. We believe we maintain good relations with our employees. None of our employees are represented by a union or covered by a collective bargaining agreement.

Geographic Areas

           The majority of the Company’s revenues are derived from domestic sales. During the fiscal year ended June 30, 2007, foreign sales represented 31% of total revenue. For the fiscal year ended June 30, 2006, foreign sales represented 26% of revenue with one customer from China representing 17% of the Company’s annual revenues.  For fiscal year ended June 30, 2005, foreign sales represented less than 10% of total revenue.

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

The audit report our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended June 30, 2007 contains a modification regarding our ability to continue as a going concern. This modification indicates that there is substantial doubt on the part of our independent registered public accounting firm that we can continue as a going concern in that we did not have sufficient cash and liquid assets at June 30, 2007, to cover our operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.  There can be no assurance that the auditor will not qualify their opinion in the future.

We do not operate at a profit and do not expect to be profitable for some time.

During the twelve months ended June 30, 2007, we had a loss from continuing operations of approximately $9,924,000.  We plan to further increase our expenditures to complete the development and commercialization of our new products, and to broaden our sales and marketing capabilities. As a result, we believe that we will likely incur losses over the next several quarters. Our accumulated deficit as of June 30, 2007 is approximately $47,927,000.

Management believes that our existing cash resources, cash proceeds from the sale of Accurel, cash from operations and the availability on our revolving line of credit will meet working capital requirements over the next twelve months.  However, unanticipated decreases in operating revenues, unanticipated decreases in the market value of our common stock, delays in government funding of grants, increases in expenses or further delays in product development may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis.

Intense competition and rapid technological change could harm our financial performance.

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

Moreover, there can be no assurance that we will be able to price our products and services at or below the prices of competing products and technologies in order to facilitate market acceptance. Accordingly, our success will depend, in part, on our ability to respond quickly to technological changes through the development and introduction of new products and enhancements. Product development involves a high degree of risk, and there can be no assurance that our new product development efforts will result in any commercially successful products. Our failure to compete or respond to technological change in an effective manner would have a material adverse effect on our business and results of operations.

Our medical products and technologies may not be accepted by the medical community which could harm our financial performance.

There can be no assurance that our medical coatings and/or new products will achieve acceptance, or continue to receive acceptance, by the medical community and market acceptance generally. The degree of market acceptance for our products and services will also depend upon a number of factors, including the receipt and timing of regulatory approvals and the establishment and demonstration in the medical community and among health care payers of the clinical safety, efficacy and cost effectiveness of our products. Certain of the medical indications that can be treated by our devices or devices treated using our coatings can also be treated by other medical procedures. There can be no assurance that our devices or technologies will be able to replace such established treatments or that physicians, health care payers, patients or the medical community in general will accept and utilize our devices or any other medical products that may be developed or treated by us even if regulatory and reimbursement approvals are obtained. Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of our products and technologies as compared to those of other available products and services. Failure of our products and technologies to gain market acceptance would have a material adverse effect on our business and results of operations.

Our explosives detection products and technologies may not be accepted by government agencies, airports or airlines which could harm our future financial performance.

There can be no assurance that our explosives detection systems will achieve wide acceptance by the domestic and international airports, government agencies and airlines, and market acceptance generally. The degree of market acceptance for our explosives detection products and services will also depend upon a number of factors, including the receipt and timing of regulatory approvals and the establishment and demonstration of the ability of our proposed device to detect trace explosives residues on personnel, baggage and other cargo prior to embarking on aircraft. Our failure to commercially develop our product to compete successfully with respect to throughput, the ability to scan personnel, baggage and other cargo carried onto airlines, and portability could delay, limit or prevent market acceptance. Moreover, the market for explosives detection systems technology, especially trace detection technology, is largely undeveloped, and we believe that the overall demand for explosives detection systems technology will depend significantly upon public perception of the risk of terrorist attacks. There can be no assurance that the public will perceive the threat of terrorist bombings to be substantial or that the airline industry and governmental agencies will actively pursue explosives detection systems technology. Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of our products and technologies as compared to those of other available products and services. As a result, there can be no assurance, if the currently developed prototype product is brought to a commercial product, that we will be able to achieve market penetration, revenue growth or profitability.

Our future profitability depends on whether we can successfully develop new products and compete in the commercial marketplace.

We currently provide ion implantation services for ion implantation of semiconductors and medical devices.  We plan to market radiopaque coatings, and explosive detection systems that may require substantial further investment in research, product development, preclinical and clinical testing and governmental regulatory approvals prior to being marketed and sold. Our ability to increase revenues and achieve profitability and positive cash flow will depend, in part, on our ability to complete such product development efforts, obtain such regulatory approvals, and establish manufacturing and marketing programs and gain market acceptance for such proposed products.

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

In August 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff.  In late 2006, Rapiscan and OSI filed a motion to dismiss certain of the Company’s claims.  The court dismissed Company’s claim of breach of fiduciary duty, but OSI’s motion to dismiss was denied in all other respects.  The parties are presently near the end of the discovery process, which should be completed by November 2007.  OSI and Rapiscan have filed motions for partial summary judgment with respect to certain discrete claims.  The motions are under advisement.  Trial is expected in the summer 2008.

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

Although we have twenty (20) United States patents issued and eight (8) United States patent applications pending for our technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any pending patent applications or any future patent application will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

Furthermore, there can be no assurance that others have not or will not develop similar products, duplicate any of our products or design around any patents issued or that may be issued in the future to us. In addition, whether or not patents are issued to us, others may hold or receive patents which contain claims having a scope that covers products or processes developed by us.

Moreover, there can be no assurances that patents issued to us will not be challenged, invalidated or circumvented or that the rights thereunder will provide any competitive advantage. We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted to third parties. Patents and patent applications in the United States may be subject to interference proceedings brought by the United States Patent & Trademark Office, or to opposition proceedings initiated in a foreign patent office by third parties. We may incur significant costs defending such proceedings. In addition, we may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptable terms if at all. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

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

We have limited experience in the commercial production of explosives detection systems. Our future success will depend upon, among other factors, our ability to recruit, hire, train and retain highly educated, skilled and experienced management and technical personnel, to generate capital from operations, to bring new products to market,  and to manage the effects of growth on all aspects of our business, including research, development, manufacturing, distribution, sales and marketing, administration and finance. Our failure to identify and exploit new product and service opportunities, attract or retain necessary personnel, generate adequate revenues or conduct our expansion or manage growth effectively could have a material adverse effect on our business and results of operations.

Our research and manufacturing activities involve the use of hazardous materials. Any liability resulting from the misuse of such hazardous materials could adversely affect our business.

Our research and manufacturing activities sometimes involve the use of various hazardous materials. Although we believe that our safety procedures for handling, manufacturing, distributing, transporting and disposing of such materials comply with the standards for protection of human health, safety, and the environment, prescribed by local, state, federal and international regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Nor can we eliminate the risk that one or more of our hazardous material or hazardous waste handlers may cause contamination for which, under laws imposing strict liability, we could be held liable. While we currently maintain insurance in amounts which we believe are appropriate in light of the risk of accident, we could be held liable for any damages that might result from any such event. Any such liability could exceed our insurance and available resources and could have a material adverse effect on our business and results of operations.

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

We rely on a limited number of suppliers to provide materials and services used to manufacture our products. If we cannot obtain adequate quantities of necessary materials and services from our suppliers, there can be no assurance that we would be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. Moreover, in order to maintain our relationship with major suppliers, we may be required to enter into preferred supplier agreements that will increase the cost of materials obtained from such suppliers, thereby also increasing the prices of our products. The limited sources, the unavailability of adequate quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of raw materials or services could have a material adverse effect on our business and results of operations.

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

There is intense competition for qualified personnel in the high technology field, and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. The loss of the services of existing personnel as well as the failure to recruit additional qualified scientific, technical, sales and managerial personnel in a timely manner would be detrimental to our anticipated growth and expansion into areas and activities requiring additional expertise such as marketing. The failure to attract and retain such personnel could adversely affect our business and results of operations.

If we are unable to complete our assessments as to the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company's internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. While we will begin to   develop the necessary documentation and testing procedures required by Section 404, there is a risk that we will not comply with all of the requirements imposed by Section 404. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

In our report on Form 10-K for the year ended June 30, 2007, our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a significant deficiency. A significant deficiency is a control deficiency or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The reportable condition related primarily to the analysis conducted in regards to the annual goodwill impairment testing.   Management is confident that our financial statements for the year ended June 30, 2007 fairly present, in all material respects, our financial condition and results of operations.

The reportable condition has been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to improve the communication between our subsidiary and the parent company as well as to provide better forecasting models.  As part of this commitment, in the second quarter of our fiscal year ended June 30, 2008, we will begin by educating the staff and formalizing the forecasting procedures in order to ensure timely and accurate forecasts are provided to management.    Management will continue to evaluate these procedures to improve the process.

We cannot assure you that we will successfully address the issues raised by our independent auditors above.  If we are unable to do so, and a misstatement, error or fraud is committed and remains undetected, we may suffer a material adverse effect to our results of operations.

Our quarterly results may fluctuate significantly, which could adversely affect our stock price.

We believe that our operating results may be subject to substantial quarterly fluctuations due to several factors, some of which are outside our control, including fluctuating market demand for, and declines in the average selling price of our products, the timing of significant orders from customers, delays in the introduction of new or improved products, delays in obtaining customer acceptance of new or changed products, the cost and availability of raw materials, and general economic conditions. We plan to further increase our expenditures to complete development and commercialization of our new products, to increase our manufacturing capacity, to ensure compliance with the Food and Drug Administration's Quality Systems Regulations and to broaden our sales and marketing capabilities. A substantial portion of our revenue in any quarter historically has been derived from orders booked in that quarter, and historically, backlog has not been a meaningful indicator of revenues for a particular period. Accordingly, our sales expectations currently are based almost entirely on our internal estimates of future demand and not from firm customer orders.

We will be required to redeem the Series D Preferred for cash if the five day average market price of our common stock, prior to a redemption date, is less than 110% of the fixed conversion price.

We will be required to redeem the Series D Preferred for cash if the following conditions are not met:  (1) the shares must be issued pursuant to an effective registration statement, (2) the average closing market price of the common stock for the five trading days immediately preceding a payment date must exceed the fixed conversion price of $4.15 by 110% and no one day’s closing price may be less than the fixed conversion price, and (3) the conversion dollar value may not exceed the aggregate of the prior 22 trading days’ dollar volume.  We cannot be certain that we will be able to redeem the monthly payment in shares of common stock on a redemption date given the fixed conversion price of the preferred stock and the associated market price of the common stock on a redemption date.  If we are required to redeem monthly payments in cash, this will reduce our working capital necessary for our operations.  Failure of our ability to convert preferred shares into common shares will have a material adverse affect on our cash resources.  We may be required to reduce or curtail certain operations and research and development projects to improve our cash resources.  As of October 11, 2007 the closing price of our common stock was $2.03 per share.  As of June 30, 2007, the outstanding balance is approximately $3,939,000.

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

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

Because of certain limitation on director/officer liability, our stockholders may have limited rights to recover for breach of fiduciary duty.

As permitted by Massachusetts law, our Restated Articles of Organization limit the liability of our directors for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of our charter provision and Massachusetts law, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our bylaws provide that we shall indemnify our directors, officers, employees and agents if such persons acted in good faith and reasoned that their conduct was in our best interest.

We have no history of paying dividends on our common stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We plan to retain any future earnings to finance growth. If we decide to pay dividends to the holders of our common stock, such dividends may not be paid on a timely basis.

 The anti-takeover provisions of our Restated Articles of Organization and of the Massachusetts corporation law may delay, defer or prevent a change of control.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any acquisition, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction, without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

Our stockholders must give substantial advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We operate out of two separate locations. Our corporate offices are located in an approximately 51,000 square foot leased facility in Wakefield, Massachusetts. The facility is located approximately 15 miles north of Boston in a modern and well maintained business park. Our current lease expires in December 2008.  Our current facilities are adequate, however, after December 2008 there are various other locations available for lease should the Company decide to relocate. In addition to our corporate offices, this facility houses all of our research and development, brachytherapy manufacturing, as well as semiconductor wafer processing.

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

The Company leases a third facility, also located in Sunnyvale, CA.  This is the former location of our Accurel Systems subsidiary and is being subleased.  This lease expires in September 2010.

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

In August 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff.  In late 2006, Rapiscan and OSI filed a motion to dismiss certain of the Company’s claims.  The court dismissed Company’s claim of breach of fiduciary duty, but OSI’s motion to dismiss was denied in all other respects.  The parties are presently near the end of the discovery process, which should be completed by November 2007.  OSI and Rapiscan have filed motions for partial summary judgment with respect to certain discrete claims.  The motions are under advisement.  Trial is expected in the summer 2008.

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

On April 11, 2007, the Company and the Respondents executed a Settlement and Mutual Release Agreement dismissing the claims and counterclaims.  As a result of this settlement, the Company recorded a gain of approximately $201,000 as a result of reversing an accrual relating to this matter.  This amount is included in the Loss on sale of discontinued operations in the Year ended June 30, 2007 Consolidated Statements of Operations.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business. We do not believe that any of these proceedings will have a material adverse effect on our business.

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

As of June 30, 2007, our common stock, $0.10 par value, was traded on the American Stock Exchange under the symbol IMX. The following sets forth the range of high and low prices on the American Stock Exchange:

	High	Low
Fiscal Year Ended June 30, 2006:
Quarter ended September 30	$9.70	$2.92
Quarter ended December 31	$6.28	$3.11
Quarter Ended March 31	$4.65	$3.38
Quarter ended June 30	$4.07	$3.07

Fiscal Year Ended June 30, 2007:
Quarter ended September 30	$4.20	$2.00
Quarter ended December 31	$3.55	$2.11
Quarter Ended March 31	$2.75	$1.95
Quarter ended June 30	$2.23	$1.02

            At October 11, 2007, the closing sales price of our common stock was $2.03 and there were approximately 130 shareholders of record.

Equity Compensation Plan Disclosure

The following table sets forth certain information as of June 30, 2007 regarding securities authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Shareholders	1,790,738	$4.66	660,605

Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	1,790,738	$4.66	660,605

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

In conjunction with this financing, the Company drew from funds available on the line of credit and paid in full the outstanding term loan balance of approximately $623,000 at Comerica Bank.  In addition, pursuant to the terms of the Loan Agreement, the Company converted $1,600,000 of the outstanding line of credit balance into a 30 month term note bearing an interest rate at the prime rate plus one percent (1%) per annum payable in thirty (30) equal monthly installments of principal, plus all accrued interest beginning on February 10, 2007.   In connection with the financing, the Company issued the Bank a warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share.

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

COMPARATIVE STOCK PERFORMANCE

The comparative stock performance graph below compares the cumulative stockholder return on the Common Stock of Implant Sciences Corporation (“IMX”) for the period from July 1, 2002, and through the fiscal years ended June 30, 2003, 2004, 2005, 2006 and 2007 with the cumulative total return on: (i) the American Stock Exchange Composite Index (the “AMEX”) and (ii) a peer group (the “Peer Group”) determined by the Company. The graph assumes the investment of $100 in Implant Sciences’ common stock, the AMEX Composite Index, and the Peer Group on June 30, 2002, and reinvestment of all dividends.  Measurement points are on June 30, 2002, 2003, 2004, 2005, 2006 and 2007.

The Peer Group consists of Isonics Corporation, North American Scientific Incorporated, RAE Systems, OSI Systems and Ibis Technology Corporation. Management selected the Peer issuers in good faith and on an industry or line-of-business basis.

Value of $100 investment on June 30, 2007 at each of the following measurement points.

	June 30,
	2002	2003	2004	2005	2006	2007
IMX	100	42	85	23	26	13
AMEX	100	108	139	172	214	262
Peer group	100	118	227	169	151	121

ITEM 6.                      SELECTED FINANCIAL DATA

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Year ended June 30,
	2007*	2006*	2005	2004	2003
Consolidated Statements of Operations Data:
Revenues	$15,432,000	$18,074,000	$10,012,000	$8,566,000	$6,696,000
Cost of revenue	13,455,000	16,455,000	10,537,000	6,186,000	5,363,000
Research and development	1,844,000	1,313,000	1,942,000	1,631,000	1,776,000
Selling, general and administrative	6,578,000	7,300,000	4,972,000	4,599,000	2,326,000
Impairment of goodwill and long lived assets	3,829,000	457,000	-	-	-
Other income (expense)	232,000	(654,000)	(134,000)	(162,000)	-
Loss from continuing operations	(9,924,000)	(8,105,000)	(7,573,000)	(4,012,000)	(2,769,000)
Preferred distribution	(951,000)	(1,089,000)	(1,183,000)	(2,527,000)	(891,000)
Loss from continuing operations available to common shareholders	(10,875,000)	(9,194,000)	(8,756,000)	(6,539,000)	(3,660,000)
Income (loss) from discontinued operations	(764,000)	1,021,000	168,000	-	-
Net loss applicable to common shareholders	$(11,639,000)	$(8,173,000)	$(8,588,000)	$(6,539,000)	$(3,660,000)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.92)	$(0.81)	$(0.93)	$(0.89)	$(0.58)
Net loss per share applicable to common shareholders, basic and diluted	$(0.99)	$(0.72)	$(0.91)	$(0.89)	$(0.58)
Weighted average common shares outstanding used in computing basic and diluted loss per share	11,794,599	11,325,842	9,412,548	7,317,677	6,310,748

*FAS 123(R) was in effect

	June 30,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,621,000	$2,074,000	$1,323,000	$6,906,000	$959,000
Working capital (deficit)	9,089,000	2,259,000	(764,000)	8,253,000	(272,000)
Goodwill	2,062,000	4,091,000	4,641,000	-	-
Total assets	19,600,000	30,799,000	32,228,000	15,224,000	7,297,000
Total liabilities	6,165,000	8,303,000	8,844,000	2,054,000	2,703,000
Preferred stock	2,989,000	2,568,000	-	670,000	966,000
Total stockholders' equity	$10,446,000	$19,928,000	$23,384,000	$12,500,000	$3,628,000

Quarterly Financial Data
	Fiscal 2007 Quarter Ended *
	September 30	December 31	March 31	June 30 (1)
Revenues	$3,264,000	$4,858,000	$3,916,000	$3,394,000
Gross margin (deficit)	199,000	933,000	721,000	124,000
Loss from operations	(1,855,000)	(1,143,000)	(1,145,000)	(6,013,000)
Loss from continuing operations	(1,976,000)	(521,000)	(1,541,000)	(5,886,000)
Income (loss) from discontinued operations	366,000	124,000	(628,000)	(626,000)
Net loss applicable to common shareholders	(1,846,000)	(542,000)	(2,169,000)	(7,082,000)
Net loss per common share	$(0.16)	$(0.05)	$(0.18)	$(0.60)
Weighted average shares outstanding	11,763,574	11,768,986	11,784,427	11,835,661

(1) Quarter ending June 30, 2007 includes $3,829,000 of impairment of goodwill and long lived assets

	Fiscal 2006 Quarter Ended *
	September 30	December 31	March 31	June 30
Revenues	$2,875,000	$5,573,000	$4,424,000	$5,202,000
Gross margin (deficit)	(564,000)	839,000	368,000	976,000
Loss from operations	(2,444,000)	(1,892,000)	(1,366,000)	(1,749,000)
Loss from continuing operations	(2,547,000)	(1,123,000)	(1,471,000)	(2,964,000)
Net income from discontinued operations	180,000	190,000	206,000	445,000
Net loss applicable to common shareholders	(2,367,000)	(1,320,000)	(1,655,000)	(2,831,000)
Net loss per common share	$(0.21)	$(0.12)	$(0.15)	$(0.24)
Weighted average shares outstanding	10,962,703	11,379,275	11,379,275	11,582,115

*FAS 123(R) was in effect

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Over the past twenty three years, Implant Sciences Corporation has both developed and acquired technologies using ion implantation and thin film coatings. Initially this technology was used in semiconductor processing but soon expanded to include various medical device applications including the modification of orthopedic joint implant surfaces to reduce polyethylene wear generation and the manufacture of products for radiation therapy treatments.  Our latest application of this technology includes the manufacturing of trace explosives detection equipment.

We currently provide ion implantation services to numerous semiconductor manufacturers, research laboratories and universities. In October 2004 and March 2005, we acquired two California semiconductor companies, Core Systems (“Core”) and Accurel Systems International (“Accurel”), respectively.  In May 2007, we sold our Accurel subsidiary for a total purchase price of approximately $12,705,000.  Other applications of our ion beam technology had been in the area of temporary brachytherapy products. In June 2007, we sold certain assets associated with this product and divested the prostate seed and medical software business and will now only supply services and components of this product line.  Management is currently working on a plan to keep the remaining assets in service.  However, should management be unsuccessful in formalizing this plan, there is a possibility that future periods may report discontinued operations relating to these remaining assets.

        On October 15, 2004, the Company acquired Core Systems Incorporated (“Core”).   The result of operations for the acquired company is included in the Company’s results of operations since the date of acquisition. As such, the results of operations for the years ended June 30, 2007, 2006 and 2005 are not comparable.

        The Company manages its business and reports results from operations for three business segments: Medical, which includes orthopedic and radiopaque coatings, medical related government contracts and other related activities; Security Products, which includes development contracts and product sales related to the Company’s trace explosives detection products; and Semiconductor, which includes ion implantation, disk refurbishment and source conditioning equipment.

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the years ended June 30, 2007, 2006 and 2005. It should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Revenues. Total revenues for the year ended June 30, 2007 were $15,432,000 as compared to $18,074,000 and $10,012,000 for the prior year periods ended June 30, 2006 and 2005, respectively. Our revenues by business segment are as follows:

Year Ended June 30, 2007
Medical	Semiconductor	Security	Total
$3,976,000	$6,874,000	$4,582,000	$15,432,000

Year Ended June 30, 2006
Medical	Semiconductor	Security	Total
$4,464,000	$6,739,000	$6,871,000	$18,074,000

Year Ended June 30, 2005
Medical	Semiconductor	Security	Total
$4,146,000	$4,356,000	$1,510,000	$10,012,000

    Revenues for the year ended June 30, 2007 were $15,432,000 as compared to $18,074,000 in the year ended June 30, 2006, a decrease of $2,642,000 or 15%.   Revenues in the Security products business segment were $4,582,000  for the year ended June 30, 2007 as compared to $6,871,000 for the prior year, a decrease of $2,289,000 or 33%.  This decrease is the result of the completion and shipment of a significant order of the Company’s explosive detection equipment to a customer in China in the comparable prior year period.  The Company has not realized an order of the same magnitude as it had in the year ended June 30, 2006.  The lack of sizeable unit orders has been partially offset by the award and performance of a new government contract in the explosive detection arena.  Revenues in the Medical segment were $3,976,000 for the year ended June 30, 2007 as compared to $4,464,000 in the same prior year period, a decrease of $488,000, or 11%.  This decrease is primarily due to the loss of the Company’s primary orthopedics coatings customer during the second quarter of 2007.  Revenues in the Semiconductor business segment were $6,874,000 for the year ended June 30, 2007, as compared to $6,739,000 for the prior year, an increase of $135,000, or 2%.  This increase is due to a slight increase in Krytek source conditioner unit sales.  Fiscal 2006 was the first year that revenues from Core were included for the full fiscal year. Core was acquired on October 15, 2004.

    Total revenues for the year ended June 30, 2006 were $18,074,000 as compared to $10,012,000 in the year ended June 30, 2005 an increase of $8,062,000 or 81%. The increase is primarily attributable to increases in our Security products business line combined with an increase in revenues from Core since their acquisition on October 15, 2004. The increase in Security products revenue is primarily attributable to the first significant commercial quantities of our hand held explosive detection devices being sold in fiscal 2006 and from the performance of a significant government contract granted by the Transportation Security Administration.  Revenues from Core totaled approximately $5,115,000 for the year ended June 30, 2006 and $3,564,000 for the year ended June 30, 2005. Core is included in our semiconductor segment.  Revenues in our Medical business segment were $4,464,000 for the 2007 fiscal year as compared to $4,146,000 for the 2006 fiscal year, an increase of $318,000, or 8%.  This increase is primarily from our Seeds business and associated treatment planning systems.

    Cost of Revenues. Cost of revenues for the year ended June 30, 2007 was $13,455,000 as compared to $16,455,000 and $10,537,000 for the prior year periods ended June 30, 2006 and 2005, respectively. The cost of revenues by business segment is as follows:

Year Ended June 30, 2007
Medical	Semiconductor	Security	Total
$3,717,000	$6,406,000	$3,332,000	$13,455,000
Year Ended June 30, 2006
Medical	Semiconductor	Security	Total
$3,869,000	$6,364,000	$6,222,000	$16,455,000
Year Ended June 30, 2005
Medical	Semiconductor	Security	Total
$3,821,000	$4,797,000	$1,919,000	$10,537,000

Total cost of revenues for the year ended June 30, 2007 were $13,455,000 as compared to $16,455,000 for the prior year period, a decrease of $3,000,000 or 18%.  Cost of revenues for our security products segment was $3,332,000 for the year ended June 30, 2007 as compared to $6,222,000 for the prior year period, a decrease of $2,890,000, or 46%.  This decrease is primarily due to the variable costs associated with the delivery of a significant order of hand held explosive detectors in the comparable prior year period.  Cost of revenues for our Semiconductor business segment were $6,406,000 for the year ended June 30, 2007 as compared to $6,364,000 for the prior year period, a $42,000 increase, or 1%.  This slight increase is primarily due to the 2% increase in Semiconductor revenues.   Cost of revenues for our Medical business segment were $3,717,000 for the year ended June 30, 2007 as compared to $3,869,000 for the prior year period, a $152,000 decrease, or 4%.  This decrease in cost is primarily related to the decreased sales levels in the Medical group related to the loss of the Company’s major orthopedics coating customer in the second quarter of 2007 which in turn reduced direct labor costs.

Total cost of revenues for the year ended June 30, 2006 were $16,455,000 as compared to $10,537,000 for the prior year period, an increase of $5,918,000 or 56%. Cost of revenues for our Semiconductor business segment was $6,364,000 for the year ended June 30, 2006 as compared to $4,797,000 for the prior year period, an increase of $1,567,000 or 33%. Fiscal year 2006 was the first year that the results of Core were included in our operations for a full fiscal year. Core was acquired on October 15, 2004. Cost of revenues for Core were $4,497,000 for the year ended June 30, 2006 as compared to $3,045,000 for the prior year, an increase of $1,452,000 or 48%. Cost of revenues for our security products segment was $6,222,000 for the year ended June 30, 2006 as compared to $1,919,000 for the prior year period. Most of the increase is attributable to materials and manufacturing costs associated with the sales of our hand held explosives detection devices.

Gross Margins

	Year ended June 30, 2007
	Medical	Semiconductor	Security	Total
Sales	$3,976,000	$6,874,000	$4,582,000	$15,432,000
COS	$3,717,000	$6,406,000	$3,332,000	$13,455,000
Margin %	7%	7%	27%	13%

	Year ended June 30, 2006
	Medical	Semiconductor	Security	Total
Sales	$4,464,000	$6,739,000	$6,871,000	$18,074,000
COS	$3,869,000	$6,364,000	$6,222,000	$16,455,000
Margin %	13%	6%	9%	9%

	Year ended June 30, 2005
	Medical	Semiconductor	Security	Total
Sales	$4,146,000	$4,356,000	$1,510,000	$10,012,000
COS	$3,821,000	$4,797,000	$1,919,000	$10,537,000
Margin %	8%	(10%)	(27%)	(5%)

Overall gross margins were 13% of revenues in the year ended June 30, 2007 as compared to 9% in the prior year.  Our Medical products business segments gross profit percentage was 7% for the year ended June 30, 2007 as compared to 13% for the same prior year period.  This decrease in gross profit percentage is a result of the Company losing its major orthopedics coating customer which generally had higher gross margins than our other Medical products.  The Semiconductor segment’s gross margin slightly improved from 6% to 7% which was partially due to having sold more Krytek source conditioning units in the current year than in the prior year.  Krytek units generally have a higher gross margin than our other semiconductor products and services.  The improvement from a 9% gross margin to a 27% gross margin in the Security products segment is due primarily to the elimination of handheld explosives detection device manufacturing costs.  While the gross margins were positive for the first three quarters of fiscal 2007, the Company recognized a negative gross margin in Q4 primarily as a result of a decline in government contract billings combined with a decline in semiconductor revenue.  Technical resources were focused on internally funded projects in Q4, which reduced the amount of government contract revenue recognized,  In addition, certain pieces of semiconductor equipment located in the Wakefield facility were dismantled and relocated to Sunnyvale, CA, which impacted the revenue.  During the year ended June 30, 2007, all manufacturing was conducted by a contract manufacturer allowing the Company to reduce its manufacturing overhead.

Overall gross margins were 9% of revenues in the year ended June 30, 2006 as compared to a gross margin loss of 5% in the prior year. The increase in gross margins comes from all of our business segments.  Security products gross margins were 9% for the year ended June 30, 2006 as compared to a gross margin loss of 27% in the prior year period. The improvement in security products margin is due to the manufacturing and sale of handheld trace explosives detection devices which covered the cost of our manufacturing organization built during the prior year. Once the initial handheld explosives detector production run was completed, and the manufacturing process was proven, manufacturing was transitioned to a contract manufacturer allowing the Company to reduce its manufacturing overhead. The medical segment gross margins were 13% for the year ended June 30, 2006 compared to 8% for the prior year period. The improvement in gross margin came from manufacturing efficiencies gained in our seeds operations primarily from increased volumes and cost reductions. Semiconductor gross margins were 6% for the year ended June 30, 2006 as compared to a gross margin loss of 10% for the prior year period.  This improvement is partially due to an increase in Krytek source conditioning revenues, which generally have a higher gross margin than our other Semiconductor products.

Research and Development. Research and development expense for the year ended June 30, 2007 was $1,844,000 as compared to $1,313,000 for the prior year, an increase of $531,000 or 40%.  The Company continues to expend funds to further the development of new products in the area of explosives and toxic substance detection.  In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts.  The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants.  Research and development expenses prior to starting the government contracts are charged to operating expenses.

Research and development expense for the year ended June 30, 2006 was $1,313,000 as compared to $1,942,000 for the comparable prior year period, a decrease of $629,000, or 32%. These expenses include $122,000 and $241,000 of stock-based compensation expense, respectively. The decrease in research and development expenses relates to the increase in customer funded programs, primarily through government grants and contracts, performed in fiscal 2006. The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants. A total of $692,000 of research and development personnel costs were charged to cost of sales in the year ended June 30, 2006 as compared to $459,000 in the prior year period. In addition, other costs associated with unfunded research and development projects in the prior fiscal year were expensed to research and development.

Selling, General and Administrative.  Selling, general and administrative expense for the year ended June 30, 2007 was $6,578,000 as compared to $7,300,000 for the comparable prior year period, a decrease of $722,000, or 10%.  The decrease is primarily due to a reduction in stock based compensation and commission expense paid in conjunction with the sale of our handheld explosive detection equipment combined with a decrease in outside consulting expenses.

Selling, general and administrative expense for the year ended June 30, 2006 was $7,300,000 as compared to $4,972,000 for the comparable prior year period, an increase of $2,328,000, or 47%. This increase is partially related to $532,000 of additional selling, general and administrative expenses incurred due to the inclusion of Core for the full twelve month period in fiscal 2006. Core was acquired on October 15, 2004 and the prior year includes their costs from the day of acquisition. Selling, general and administrative also included $1,572,000 of share based compensation, measured at fair value, due to the adoption of SFAS 123R “Accounting for Stock-Based Compensation (“SFAS 123R”) in fiscal 2006 as compared to $135,000 of non-cash stock based compensation in the prior year period measured at fair value. During the years ended June 30, 2007 and 2006, the Company also recorded $3,829,000 and $457,000, respectively, of impairment charges to write down goodwill and long lived assets associated with the acquisition of Core.

Other Income and Expenses, Net. For the year ended June 30, 2007, the Company recorded other income, net, of $232,000 as compared to $654,000 of other expense, net, in the comparable prior year period, a net benefit of $886,000.  The net benefit realized in 2007 as compared to 2006 is primarily due to a $1,294,000 loss recorded in 2006 on the modification of the Series D Redeemable Convertible Preferred Stock, accounted for as an extinguishment of debt under EITF 96-19.  In the year ended June 30, 2007, the Company recorded a loss of $158,000 representing the Company’s share of losses attributable to its investment in CorNova, an unconsolidated subsidiary accounted for under the equity method of accounting, as compared to a loss of $359,000 for the comparable prior year period.  Other income and expense also includes a $961,000 gain due to the change in the value of the embedded derivatives associated with the Series D Redeemable Convertible Preferred Stock.  Interest expense for the year ending June 30, 2007 was $656,000 as compared to $168,000 for the year ending June 30, 2006, an increase of $488,000.  The increase in interest expense is primarily due to interest related to a short-term note with Laurus along with interest related to a financing arrangement with Bridge Bank that both began during 2007.

 For the year ended June 30, 2006, the Company recorded other expense, net, of $654,000 as compared to $134,000, in the comparable prior year period an increase of $520,000 or 388%. Other income and expense includes a loss of $359,000 representing the Company’s share of losses attributable to its investment in CorNova, an unconsolidated subsidiary accounted for under the equity method of accounting. Other income and expense also includes a $1,121,000 gain due to the change in the value of the embedded derivatives associated with the Series D Redeemable Convertible Preferred Stock, since its issuance on September 30, 2005, and a loss on the modification of the Series D Redeemable Convertible Preferred Stock, accounted for as an extinguishment of debt under EITF 96-19 of $1,294,000.

     Loss from continuing operations.  Loss from continuing operations for the year ended June 30, 2007 was $9,924,000 as compared to $8,105,000 for the comparable prior year period, an increase 1,819,000, or 22%.  The increase in net loss is primarily due to a $3,829,000 impairment charge related to goodwill and long lived assets on the acquisition of Core, which was partially offset by a $1,294,000 loss recorded in 2006 on the modification of the Series D Redeemable Convertible Preferred Stock, combined with the overall improvement in gross margins and with lower equity losses related to the Company’s investment in CorNova .

Loss from continuing operations for the year ended June 30, 2006 was $8,105,000 as compared with $7,573,000 for the comparable prior year period, an increase in net loss of $532,000, or 7%. The increase in net loss is primarily due to a $2,156,000 increase in operating expenses combined with a $520,000 increase in other expenses which was partially offset by an increase in gross margin of $2,144,000.  The fiscal 2006 net loss includes $2,234,000 of SFAS 123R share-based compensation and other non-cash compensation compared to $378,000 of non-cash compensation in the prior year period. The Company adopted FAS123R in the 2006 fiscal year using the modified prospective method.

Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $951,000 in the year ended June 30, 2007 as compared to $1,089,000 in the comparable prior year period.  The Company issued Series D Redeemable Convertible Preferred Stock on September 30, 2005. All previous issues of preferred stock had been converted to common in the prior year period.

Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $1,089,000 in the year ended June 30, 2006 as compared to $1,183,000 in the year ended June 30, 2005. The Company issued Series D Redeemable Convertible Preferred Stock on September 30, 2005. All previous issues of preferred stock had been converted to common in the prior year period.

 Income (Loss) From Discontinued Operations.  Net loss from discontinued operations for the year ended June 30, 2007 was $764,000 as compared to net income of $1,021,000 in the comparable prior year period.  On May 1, 2007, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of its subsidiary, Accurel Systems International Corporation to Evans Analytical Group LLC.  The proceeds from the sale of the assets of Accurel, less related transaction costs, were less than the book value of the net assets transferred, and therefore a loss on sale of $1,246,000 was recorded during the year ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended June 30,
	2007	2006	2005
Cash and cash equivalents	$9,621,000	$2,074,000	$1,549,000

Cash used in continuing operations	(3,329,000)	(3,377,000)	(3,954,000)
Cash provided by discontinued operations	845,000	1,048,000	625,000
Net cash used in operating activities	(2,484,000)	(2,329,000)	(3,329,000)

Cash provided by (used in) continuing operations	9,446,000	(535,000)	(9,608,000)
Cash provided by (used in) discontinued operations	(121,000)	(117,000)	1,391,000
Net cash provided by (used) in investing activities	9,325,000	(652,000)	(8,217,000)

Cash provided by (used in) continuing operations	(138,000)	3,883,000	7,401,000
Cash provided by (used in) discontinued operations	844,000	(377,000)	(1,212,000)
Net cash provided by financing activities	706,000	3,506,000	6,189,000
Net increase (decrease) in cash and cash equivalents	$7,547,000	$525,000	$(5,357,000)

As of June 30, 2007, the Company had approximately $9,621,000 in the form of cash and cash equivalents. During the year ended June 30, 2007, operating activities used cash of approximately $2,484,000.  Net cash used by operating activities primarily reflects the net loss from continuing operations of $9,924,000, a loss from discontinued operations of $764,000, and a change in the value of derivatives of $961,000.  The Company has approximately $688,000 of raw materials and finished goods inventories related to its handheld explosives detection product.  This inventory was built in anticipation of future shipments of this product to customers.  Orders for the explosives detection product to date have typically been from foreign governments or agencies of foreign governments.  The sales cycle to these entities can take a number of months to; close the order, set up letters of credit from the customer covering the payment, and obtain the necessary export licenses and other required documentation.  Expected future shipments of these products, in the near term, can be accomplished with no further investment in inventories and current levels of inventory are expected to decrease.  Investing activities provided $9,325,000 of cash primarily due to the net proceeds of $10,521,000 related to the sale of our Accurel subsidiary, partially offset by $1,000,000 that was placed in escrow related to the sale of Accurel, and by $333,000 used for investment in property and equipment.  Financing activities provided cash of $706,000 and consist primarily of $1,500,000 of proceeds from a note from Laurus, $1,600,000 in proceeds in a note from Bridge Bank, partially offset by $2,914,000 in payments on bank loans, lines of credit and capital leases.

On December 29, 2006, the Company executed a $1.5 million secured term note (the “Note”) payable to Laurus.   The Company received $1,500,000 in gross proceeds, less a management fee of $60,000 and related transaction costs of approximately $500.  The term note was collateralized by substantially all of the Company’s assets and two of its subsidiaries, has a 9-month term and bears interest at a rate equal to prime plus 1% per annum. The Note contains certain restrictive and financial covenants. In connection with the financing, the Company issued Laurus a warrant to purchase up to 458,000 shares of the Company’s common stock at a price equal to $2.50 per share.  Net cash proceeds from this financing were $1,439,500 and were used for general working capital.  This Note was paid in full on May 1, 2007, in conjunction with the sale of the assets of Accurel Systems.

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

In conjunction with this financing, the Company drew from funds available on the line of credit and paid in full the outstanding term loan balance of approximately $623,000 at Comerica Bank.  In addition, pursuant to the terms of the Loan Agreement, the Company converted $1,600,000 of the outstanding line of credit balance into a 30 month term note bearing an interest rate at the prime rate plus one percent (1%) per annum payable in thirty (30) equal monthly installments of principal, plus all accrued interest beginning on February 10, 2007.   In connection with the financing, the Company issued the Bank a warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share.

Since May 1999, we have been developing several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities. The systems use our proprietary technology, which includes the use of a photon-based non-radioactive ion source in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules in the air.

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

Consistent with our policy to protect our proprietary technologies, we have been awarded six patents and have submitted an additional five patent applications to the United States Patent and Trademark Office. These patents and applications will cover specific design configurations that are responsible for our improved vapor detection sensitivity.

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

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of June 30, 2007 are as follows:

	Debt and Capital Lease(1)	Operating Lease(1)(2)	MED-TEC	Total

2008	$2,230,000	$1,461,000	$207,000	$3,898,000
2009	3,041,000	1,201,000	-	4,242,000
2010	15,000	578,000	-	593,000
2011	2,000	84,000	-	86,000
Total	$5,288,000	$3,324,000	$207,000	$8,819,000

(1) Payments include interest
(2)  Adjusted for sublease

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our Form 10-K as of June 30, 2007.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.  We adopted SFAS No. 142 and, accordingly, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather such assets are subject to annual impairment reviews or more frequently, if events or circumstances indicate that they may be impaired.

The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its financial statements:

▪	Revenue Recognition - Product and Government Contract Revenues

The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed or determinable price and terms, delivery of the product has occurred or the service performed in accordance with the terms of the arrangement, and collectibility of the sale is reasonably assured.

Government contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred. The Company’s obligation with respect to these agreements is to perform the research on a best-efforts basis. For government contracts with a deliverable, revenue is recognized based upon the proportional performance method.

Revenues for which the Company has received payment, but has not yet recognized the revenues, pending fulfilling its obligations under the sales agreement, are reflected on the balance sheet as deferred revenues.

Treatment systems planning revenues consists of sales of software licenses and maintenance agreements, product related training, installation, and consulting, and the associated hardware. Revenue from sales of software licenses and maintenance agreements is recognized ratably over the maintenance contract period, which is generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (AICPA). Revenue from training, installation, consulting services and the associated hardware are recognized as the services are performed or product is delivered, provided there is vendor specific objective evidence (VSOE) of fair value which is the price charged when the services are sold separately. Revenues related to such sales generated during the year ended June 30, 2007 and 2006 were $49,000 and $121,000, respectively.  Revenues for the year ended June 30, 2005 were immaterial.

▪	Accounts Receivable and Allowance for Doubtful Accounts

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

▪	Sales Returns and Allowances

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

▪	Inventories

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

▪	Warranties

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

▪	Valuation of Certain Marketable Equity Securities

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our net deferred tax assets of $8,270,000 as of June 30, 2007, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

▪	Goodwill and Intangible Assets

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

Intangible assets with finite lives consist of acquired customer base, technology and trademarks and are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which matches the periods in which those cash flows are estimated to be produced or straight line over the estimated useful lives, if no other method provides a better result. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets with finite lives been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

▪	Equity Transactions

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes." FIN No. 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of this standard and is not certain of the potential impact at this time.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2 ("FSP"). This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has adopted this FSP in the current fiscal year ending June 30, 2007. The Company's adoption of this FSP in the current fiscal year has not had a material effect on its financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157. Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company’s financial instruments include cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired. Cash equivalents represent a deposit in a money market account and a certificate of deposit. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. At June 30, 2007, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

ITEM 8.                   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related report of independent registered public accounting firm are appended to the end of this Form 10-K for the fiscal year ended June 30, 2007 and contain the following:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of June 30, 2007 and 2006
Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Implant Sciences Corporation and subsidiaries (the “Company”) as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Implant Sciences Corporation and subsidiaries at June 30, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
October 12, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Implant Sciences Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows of Implant Sciences Corporation and subsidiaries (the “Company”) for the year ended June 30, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Implant Sciences Corporation and subsidiaries for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Seidman, LLP

Boston, Massachusetts
October 10, 2005, except for the effects of the discontinued operation presentation of the Accurel division as to which the date is October 12, 2007

IMPLANT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$9,621,000	$2,074,000
Accounts receivable, less allowance of $99,000 and $113,000, respectively	1,891,000	2,420,000
Accounts receivable, unbilled	162,000	21,000
Inventories	1,166,000	1,532,000
Investments - available for sale securities	158,000	222,000
Prepaid expenses and other current assets	755,000	435,000
Current assets of discontinued operations	-	1,497,000
Total current assets	13,753,000	8,201,000

Property and equipment, net	2,922,000	5,845,000
Amortizable intangible assets, net	77,000	404,000
Investment in unconsolidated subsidiary	-	174,000
Other non-current assets	786,000	146,000
Goodwill	2,062,000	4,091,000
Non-current assets of discontinued operations	-	11,938,000
Total assets	$19,600,000	$30,799,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$708,000	$22,000
Line of credit	-	1,000,000
Payable to Med-Tec	143,000	233,000
Accrued expenses	2,098,000	1,647,000
Accounts payable	1,133,000	1,438,000
Current portion of long- term lease liability	301,000	-
Deferred revenue	281,000	408,000
Current liabilities of discontinued operations	-	1,194,000
Total current liabilities	4,664,000	5,942,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	633,000	58,000
Long-term lease liability	735,000	-
Derivatives related to preferred stock features	133,000	1,094,000
Non-current liabilities of discontinued operations	-	1,209,000
Total liabilities	6,165,000	8,303,000

Commitments and contingencies (Note 11)
Series D Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 500,000 shares authorized, 393,939 and 409,091 shares outstanding as of June 30, 2007 and 2006, respectively [liquidation value $3,939,000 and $4,091,000 at June 30, 2007 and 2006, respectively]	2,989,000	2,568,000

Stockholders' equity
Common stock, $0.10 par value; 50,000,000 shares authorized at June 30, 2007 and 2006, respectively; 11,835,661 and 11,733,804 shares issued and outstanding at June 30, 2007 and 2006, respectively	1,183,000	1,173,000
Additional paid-in capital	57,358,000	55,282,000
Accumulated deficit	(47,927,000)	(36,288,000)
Deferred compensation	(30,000)	(17,000)
Accumulated other comprehensive income (loss)	(65,000)	14,000
Treasury stock, 10,545 and 26,994 common shares, respectively, at cost	(73,000)	(236,000)
Total stockholders' equity	10,446,000	19,928,000
Total liabilities and stockholders' equity	$19,600,000	$30,799,000
The accompanying notes are an integral part of these consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2007	2006	2005
Revenues:
Medical	$3,976,000	$4,464,000	$4,146,000
Semiconductor	6,874,000	6,739,000	4,356,000
Security products	4,582,000	6,871,000	1,510,000
Total revenues	15,432,000	18,074,000	10,012,000

Cost of revenues:
Cost of medical revenues	3,717,000	3,869,000	3,821,000
Cost of semiconductor revenues	6,406,000	6,364,000	4,797,000
Cost of security product revenues	3,332,000	6,222,000	1,919,000
Total cost of revenues	13,455,000	16,455,000	10,537,000

Gross margin	1,977,000	1,619,000	(525,000)

Operating expenses:
Research and development	1,844,000	1,313,000	1,942,000
Selling, general and administrative	6,578,000	7,300,000	4,972,000
Impairment of long lived assets	3,829,000	457,000	-
Gain on sale of asset	(118,000)	-	-
Total operating expenses	12,133,000	9,070,000	6,914,000

Loss from operations	(10,156,000)	(7,451,000)	(7,439,000)

Other income (expenses):
Interest income	122,000	50,000	48,000
Interest expense	(656,000)	(168,000)	(105,000)
Loss on extinguishment of debt instrument	-	(1,294,000)	-
Loss on disposal of assets	(37,000)	(4,000)	(2,000)
Change in fair value of embedded derivatives related to preferred stock features	961,000	1,121,000	-
Equity losses in unconsolidated subsidiaries	(158,000)	(359,000)	(75,000)
Total other income (expense), net	232,000	(654,000)	(134,000)

Loss from continuing operations	(9,924,000)	(8,105,000)	(7,573,000)

Preferred distribution, dividends and accretion	(951,000)	(1,089,000)	(1,183,000)
Loss from continuing operations applicable to common shareholders	(10,875,000)	(9,194,000)	(8,756,000)

Income from discontinued operations	482,000	1,021,000	168,000
Loss on sale of discontinued operation, net of tax of $197,000	(1,246,000)	-	-
Income (loss) from discontinued operations	(764,000)	1,021,000	168,000
Net loss applicable to common shareholders	$(11,639,000)	$(8,173,000)	$(8,588,000)
Net loss	$(10,688,000)	$(7,084,000)	$(7,405,000)
Loss per share from continuing operations, basic and diluted	$(0.84)	$(0.72)	$(0.80)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.92)	$(0.81)	$(0.93)
Income (loss) per share from discontinued operations, basic and diluted	$(0.07)	$0.09	$0.02
Net loss per share applicable to common shareholders, basic and diluted	$(0.99)	$(0.72)	$(0.91)
Net loss per share	$(0.91)	$(0.63)	$(0.77)
Weighted average common shares outstanding used in computing basic and diluted income (loss) per share	11,794,599	11,325,842	9,412,548

The accompanying notes are an integral part of these consolidated financial statements.

IMPLANT SCIENCES CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2005 , 2006 AND 2007
	Common Stock						Treasury Stock
	Number of shares	$.10 par value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Shares	Cost	Total Stockholders' Equity	Comprehensive Loss

Balance at June 30, 2004	8,370,338	$837,000	$31,360,000	$(19,527,000)	$(449,000)	$313,000	3,103	$(34,000)	$12,500,000	-
Issuance of common stock pursuant to exercise of stock options	153,160	15,000	856,000	-	-	-	-	-	871,000	-
Issuance of common stock pursuant to exercise of warrants	42,810	4,000	137,000	-	-	-	-	-	141,000	-
Issuance of common stock pursuant to employee stock purchase plan	3,075	-	25,000	-	-	-	-	-	25,000	-
Issuance of common stock pursuant to private financing agreement, net of issuance costs	1,080,780	108,000	7,181,000	-	-	-	-	-	7,289,000	-
Conversion of 5% Series C Cumulative Convertible Preferred Stock and related accrued dividends into common stock	208,289	21,000	1,417,000	(55,000)	-	-	-	-	1,383,000	-
Accretion and dividends on 5% Series C Cumulative Convertible Preferred Stock	-	-	-	(649,000)	-	-	-	-	(649,000)	-
Investment in unconsolidated subsidiaries (Note 8)	76,687	8,000	742,000	-	-	(78,000)	13,346	(129,000)	543,000	(78,000)
Issuance of common stock pursuant to investment in Core Systems	311,437	31,000	3,219,000	-	-	-	-	-	3,250,000	-
Issuance of common stock in exchange for the retirement of debt in connection with the acquisition of Core Systems	48,875	5,000	505,000	-	-	-	-	-	510,000	-
Issuance of common stock warrants in connection with the acquisition of Core Systems	-	-	1,122,000	-	-	-	-	-	1,122,000	-
Issuance of common stock pursuant to investment in Accurel Systems International	418,194	42,000	3,478,000	-	-	-	-	-	3,520,000	-
Fair value associated with warrants and nonqualified stock options issued to nonemployees (Note 14)	-	-	228,000	-	(129,000)	-	-	-	99,000	-
Value ascribed to stock options issued to employees below fair market value	-	-	144,000	-	(144,000)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	6,000	(54,000)	(54,000)	-
Amortization of deferred compensation	-	-	(94,000)	-	373,000	-	-	-	279,000	-
Issuance of common stock for assets acquired from Rosses Medical	43,197	4,000	196,000	-	-	-	-	-	200,000	-
Unrealized gain on available for sale securities	-	-	-	-	-	(240,000)	-	-	(240,000)	(240,000)
Value of underwriter IPO unit warrant extension (Note 14)	-	-	479,000	(479,000)	-	-	-	-	-	-
Net loss	-	-	-	(7,405,000)	-	-	-	-	(7,405,000)	(7,405,000)
Balance at June 30, 2005	10,756,842	$1,075,000	$50,995,000	$(28,115,000)	$(349,000)	$(5,000)	22,449	$(217,000)	$23,384,000	$(7,723,000)

The accompanying notes are an integral part of these consolidated financial statements

IMPLANT SCIENCES CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2005, 2006 AND 2007
	Common Stock						Treasury Stock
	Number of shares	$.10 par value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Shares	Cost	Total Stockholders’ Equity	Comprehensive Loss
Balance at June 30, 2005	10,756,842	$1,075,000	$50,995,000	$(28,115,000)	$(349,000)	$(5,000)	22,449	$(217,000)	$23,384,000	-
Employee Stock Purchase Plan	41,204	4,000	100,000	-	-	-	-	-	104,000	-
Stock issued for option exercises	41,700	4,000	66,000	-	-	-	4,545	(19,000)	51,000	-
Stock issued with warrant exercises	16,185	2,000	69,000	-	-	-	-	-	71,000	-
Warrants issued to consultants for services	-	-	119,000	-	-	-	-	-	119,000	-
S-3 expenses	-	-	(9,000)	-	-	-	-	-	(9,000)	-
Shares issued in conjunction with Core Systems	112,495	11,000	(11,000)	-	-	-	-	-	-	-
Shares issued in conjunction with Accurel Systems	504,145	51,000	(51,000)	-	-	-	-	-	-	-
Series D expenses	-	-	(71,000)	-	-	-	-	-	(71,000)	-
Warrants issued in connection with Series D	-	-	672,000	-	-	-	-	-	672,000	-
Amortization of deferred compensation	-	-	(305,000)	-	332,000	-	-	-	27,000	-
Share-based compensation	-	-	2,348,000	-	-	-	-	-	2,348,000	-
Shares issued in conjunction with conversion of Series D	261,233	26,000	883,000	-	-	-	-	-	909,000	-
Series D conversion expense	-	-	477,000	-	-	-	-	-	477,000	-
Series D accretion and dividends	-	-	-	(1,089,000)	-	-	-	-	(1,089,000)	-
Unrealized gain on available for sale securities	-	-	-	-	-	19,000	-	-	19,000	19,000

Net loss	-	-	-	(7,084,000)	-	-	-	-	(7,084,000)	(7,084,000)
Balance at June 30, 2006	11,733,804	$1,173,000	$55,282,000	$(36,288,000)	$(17,000)	$14,000	26,994	$(236,000)	$19,928,000	$(7,065,000)

The accompanying notes are an integral part of these consolidated financial statements

IMPLANT SCIENCES CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2005, 2006 AND 2007
	Common Stock						Treasury Stock
	Number of shares	$.10 par value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Shares	Cost	Total Stockholders' Equity	Comprehensive Loss
Balance at June 30, 2006	11,733,804	$1,173,000	$55,282,000	$(36,288,000)	$(17,000)	$14,000	26,994	$(236,000)	$19,928,000	-
Employee Stock Purchase Plan	67,492	7,000	149,000	-	-	-	-	-	156,000	-
Stock issued for option exercises	34,365	3,000	47,000	-	-	-	-	-	50,000	-
Warrants issued to consultants for services	-	-	136,000	-	-	-	-	-	136,000	-
Warrants issued in connection with Accurel sale	-	-	389,000	-	-	-	-	-	389,000	-
Warrants issued in connection with Laurus Master Fund Short term note	-	-	450,000	-	-	-	-	-	450,000	-
Warrants issued in connection with Bridge Bank loan	-	-	28,000	-	-	-	-	-	28,000	-
Amortization of deferred compensation	-	-	18,000	-	(13,000)	-	-	-	5,000	-
Share-based compensation	-	-	1,022,000	-	-	-	-	-	1,022,000	-
Series D accretion and dividends	-	-	-	(951,000)	-	-	-	-	(951,000)	-
Effect of CorNova’s IMX stock transaction	-	-	(163,000)	-	-	-	(16,449)	163,000	-	-
Unrealized gain on available for sale securities	-	-	-	-	-	(79,000)	-	-	(79,000)	(79,000)

Net loss	-	-	-	(10,688,000)	-	-	-	-	(10,688,000)	(10,688,000)
Balance at June 30, 2007	11,835,661	$1,183,000	$57,358,000	$(47,927,000)	$(30,000)	$(65,000)	10,545	$(73,000)	$10,446,000	$(10,767,000)

IMPLANT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
Cash flows from operating activities:	2007	2006	2005
Loss from continuing operations	$(9,924,000)	$(8,105,000)	$(7,573,000)
Income (loss) from discontinued operations	(764,000)	1,021,000	168,000
Net loss	(10,688,000)	(7,084,000)	(7,405,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,467,000	1,411,000	1,332,000
Amortization of intangible assets	167,000	375,000	481,000
Share-based compensation expense	956,000	2,234,000	378,000
Equity loss in unconsolidated subsidiaries	158,000	359,000	75,000
Loss on equipment write down	37,000	43,000	357,000
Change in fair value of embedded derivatives	(961,000)	(1,121,000)	-
Loss on extinguishment of debt instrument	-	1,294,000	-
Loss on lease	487,000		-
Warrants issued to non-employees	136,000	-	-
Warrant accretion on Bridge Bank loan	6,000		-
Non-cash interest expense	450,000		-
Impairment of long lived assets	3,829,000	457,000	-
Gain on asset sale	(118,000)	-	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	388,000	46,000	174,000
Inventories	282,000	(328,000)	(549,000)
Prepaid expenses and other current assets	40,000	(281,000)	34,000
Accounts payable	(305,000)	165,000	21,000
Accrued expenses	451,000	(618,000)	434,000
Deferred revenue	(111,000)	(329,000)	714,000
Net cash used in continuing operations	(3,329,000)	(3,377,000)	(3,954,000)
Net cash provided by discontinued operations	845,000	1,048,000	625,000
Net cash used in operating activities	(2,484,000)	(2,329,000)	(3,329,000)

Cash flows from investing activities:
Purchase of property and equipment	(333,000)	(497,000)	(679,000)
Investment in available for sale securities	1,000	(1,000)	(25,000)
Acquisition of Core Systems, net of cash received	-	-	(2,404,000)
Acquisition of Accurel Systems International, net of cash received	-	-	(6,425,000)
Proceeds from sale of Accurel, net of transaction costs and escrow	9,521,000	-	-
Proceeds from sale of brachytherapy assets, net of transaction costs	305,000	-	-
Payments on lease liability	(48,000)	-	-
Increase in other non-current assets	-	(37,000)	(75,000)
Net cash provided by (used in) continuing operations	9,446,000	(535,000)	(9,608,000)
Net cash provided by (used in) discontinued operations	(121,000)	(117,000)	1,391,000
Net cash provided by (used in) investing activities	9,325,000	(652,000)	(8,217,000)

Cash flows from financing activities:
Proceeds from issuance of common stock including the exercise of options and the Employee Stock Purchase Plan	206,000	49,000	896,000
Proceeds from warrant exercise	-	70,000	141,000
Proceeds from term note, net of issuance costs	-	2,833,000	-
Proceeds from issuance of Series D Cumulative Redeemable Convertible Preferred Stock, net of issuance costs	-	1,894,000	-
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(379,000)	(279,000)	-
Payments on Series D Cumulative Redeemable Convertible Preferred Stock	(151,000)	-	-
Proceeds from term note with Laurus	1,500,000	-	-
Payments on term note with Laurus	(1,500,000)	-	-
Proceeds from term note with Bridge Bank	1,600,000	-	-
Principal payments of long-term debt and capital lease obligations	(414,000)	(1,684,000)	(871,000)
Line of credit	(1,000,000)	1,000,000	-
Acquisition of treasury shares	-	-	(54,000)
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	-	-	7,289,000
Net cash provided by (used in) continuing operations	(138,000)	3,883,000	7,401,000
Net cash provided by (used in) discontinued operations	844,000	(377,000)	(1,212,000)
Net cash flows provided by financing activities	706,000	3,506,000	6,189,000
Net change in cash and cash equivalents	7,547,000	525,000	(5,357,000)
Cash and cash equivalents at beginning of year	2,074,000	1,549,000	6,906,000
Cash and cash equivalents at end of year	$9,621,000	$2,074,000	$1,549,000

	Years ended June 30,
	2007	2006	2005
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$234,000	$-	$30,000

Non cash Investing and Financing Activity:
Value of IPO warrant extension	$-	$-	$479,000
Capital equipment acquired under capital lease	$7,000	$223,000	$-
Conversion of Series C Cumulative Convertible Preferred stockand accrued dividends into common stock	$-	$-	$1,438,000
Conversion of Series D Cumulative Convertible Preferred stockinto common stock	$-	$909,000	$-
Accretion of 5% Series C Cumulative Convertible Preferred Stockdividends, beneficial conversion feature and warrants	$-	$-	$704,000
Accretion of Series D Cumulative Redeemable Convertible Preferred Stockdividends, derivatives and warrants	$572,000	$628,000	$-
Value of software technology acquired in exchange for cash andshares of common stock	$-	$-	$300,000
Repayment of term note with Series D Cumulative Redeemable ConvertiblePreferred Stock	$-	$3,000,000	$-
Modification of embedded derivative related to Series D conversion feature	$-	$817,000	$-
Conversion of line of credit into term note	$1,672,000	$-	$-
Warrants issued to Laurus	$450,000	$-	$-
Warrants issued to Bridge Bank	$28,000	$-	$-

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

Implant Sciences Corporation (the “Company”) develops products for the medical device, semiconductor processing and security equipment industry. The Company has both developed and acquired technologies using ion implantation and thin film coatings for semiconductor and medical device applications, including the manufacture of a treatment for prostate cancer, the modification of orthopedic joint implant surfaces to reduce polyethylene wear generation and the coating of cardiovascular devices.  This technology has further evolved to include new applications in the area of trace explosives detection products.

On May 1, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) to sell substantially all of the assets (the “Transaction”) of its subsidiary, Accurel Systems International Corporation (“Accurel), a California corporation, to Evans Analytical Group LLC, a Delaware limited liability company (“Evans”).  Evans acquired all of the fixed assets and accounts receivable of the Company.  The total purchase price of the Transaction was approximately $12,705,000. In addition, the Company issued warrants to purchase 350,000 shares of the Company’s common stock to Legend Merchant Group, our investment banker involved with the Transaction, at a price of $2.00 per share and agreed to pay them a fee based upon a percentage of gross aggregate consideration received by the Company, and an additional 25,000 warrants, at a price of $2.00 per share, were issued to other consultants involved with the Agreement.

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

In June 2007, the company sold certain of the assets related to its brachytherapy products and divested the prostate seed and medical software business and will now only supply services and components to medical device manufacturers of this product line.  Management is currently working on a plan to keep the remaining assets in service.  However, should management be unsuccessful in formalizing this plan, there is a possibility that future periods may report discontinued operations relating to these remaining assets.

The Company currently markets and sells its existing trace explosives detector products while continuing to make significant investments in developing the next generation of these products.  In addition, the Company is in the process of consolidating all semiconductor processing at its Core Systems subsidiary located in Sunnyvale, CA.

Risks and Uncertainties

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products. For the year ended June 30, 2007, the Company reported a net loss applicable to common shareholders of $11,639,000 and used $2,484,000 in cash from operations. As of June 30, 2007, the Company had an accumulated deficit of approximately $47,927,000 and working capital of $9,089,000. The Company has a term loan with a bank, which matures in August 2009 and has an unpaid balance of approximately $1,299,000. Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations. Failure of the Company to achieve its projections may require the Company to seek additional financing.

On January 3, 2007, the Company executed an agreement with Silicon Valley based Bridge Bank, N.A. which increased the Company’s revolving credit facility from $1.5 million to $5.0 million (see Note 16).  Based on the current sales, expense and cash flow projections, and the proceeds from this facility and the sale of Accurel, the Company believes that the current level of cash and cash-equivalents on hand, and the net proceeds from current government contracts will be sufficient to fund operations for the next twelve months.  However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.

Management has prepared operating plans which would indicate the Company has sufficient financial resources to sustain operations for at least the next twelve months. These plans depend on the successful increase in the semiconductor service revenue and a substantial increase in sales of the Company’s handheld trace explosives detector product.  Should forecasted revenues not be met, management has developed plans which provide for cost cutting measures.  Management believes that these cost cutting measures will be sufficient to allow the Company to continue as a going concern should revenue projections not be met.  In addition, the proceeds from the sale of Accurel will further support the business plan of the Company.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from continuing operations. The Series D preferred stock contains mandatory redemptions on a monthly basis. These mandatory redemptions are redeemable in cash or shares of the Company’s common stock, at the Company’s option so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price.  The Company received a waiver of the monthly amortization payments for the period December 2006 – August 2007, to the mandatory redemption date. The redemption payments resumed in September 2007.

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

During the course of fiscal 2007, the Company experienced a significant reduction in its semiconductor business.  This decline came from the sale of the assets of Accurel in May 2007.  The effect of this sale is being reported as discontinued operations in the accompanying financial statements.  In addition, in June 2007, the Company sold certain of its assets related to its brachytherapy business and divested the prostate seed and medical software business and will now only supply services and components to medical device manufacturers of this product line.  Management is currently working on a plan to keep the remaining assets in service.  However, should management be unsuccessful in formalizing this plan, there is a possibility that future periods may report discontinued operations relating to these remaining assets.

The Company has a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. Management will continue to pursue government grants and contracts to support its research and development efforts primarily in the areas of explosives detection.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation, warranty reserves, accounting for embedded derivatives, and impairment of goodwill, intangibles and long-lived assets. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters. Consequently, actual results could differ from such estimates.

Certain amounts in 2005 and 2006 were reclassified to provide comparison with 2007 classifications.

Cash, Cash Equivalents, and Investments

The Company considers any securities with original maturities of 90 days or less at the time of investment to be cash equivalents.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. At June 30, 2007 and June 30, 2006, these securities consisted of common stock in CardioTech International, Inc. (“CardioTech”), a related party. This common stock is recorded at fair market value with any unrealized gains and losses reported as a separate component of equity in other accumulated comprehensive income (loss).

Comprehensive Loss

The Company has accumulated other comprehensive losses resulting from the unrealized losses on an investment in marketable securities of CardioTech and the recognition of the unrealized loss of the Company’s share of CardioTech stock owned by CorNova, Inc. (“CorNova”), which is recorded as a separate component of equity in other accumulated comprehensive loss.

Financial Instruments

The estimated fair values of the Company’s financial instruments, which at June 30, 2007 and 2006 include cash equivalents, investments in available for sale securities, accounts receivable, accounts payable and long-term debt, approximates their carrying values due to their short-term nature or market variable rates of interest.

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Work-in-process and finished goods includes labor and overhead, and are stated at the lower of cost (first in, first out) or market.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Equipment purchased under capital leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense. Expenditures for repairs and maintenance are charged to expense as incurred.

Description	Estimated Lives
Machinery and equipment	5 - 7 years
Computers and software	3 - 5 years
Leasehold improvements and equipment under capital leases	Lesser of the remaining life of the lease or the useful life
Furniture and fixtures	5 - 7 years
Motor vehicles	7 years

Warranty Costs

The Company accrues warranty costs in the period the related revenue is recognized. The following table details the changes in the Company’s warranty reserve:

	Year ended June 30,
	2007	2006	2005
Beginning balance	$66,000	$66,000	$2,000
Accrued warranty expense	25,000	133,000	64,000
Charges against the reserve	(34,000)	(133,000)	-
Ending balance	$57,000	$66,000	$66,000

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

Patent Costs

As of June 30, 2007, there were 20 active patents issued. The Company expenses patent costs as incurred.

Goodwill, Intangibles and Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

At June 30, 2007, the Company had goodwill of $2,062,000.  SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if impairment exists, management continually compares the reporting unit's carrying value to the reporting unit's fair value. The Company has three reporting units, medical, explosives detection, and semiconductor wafer processing services. All of the Company’s goodwill was allocated to the semiconductor wafer processing reporting units. Determining the reporting unit's fair value requires management to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, management has selected August 31st as the date of performing the annual goodwill impairment test.

At June 30, 2007 the Company determined that long-lived assets of its semiconductor reporting unit including its goodwill and intangibles were impaired. As a result of this impairment the Company took an impairment charge of $3,829,000 in the year ended June 30, 2007.

Intangible assets with finite lives consist of acquired customer base, technology and trademarks and are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which matches the periods in which those cash flows are estimated to be produced. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets with finite lives have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. The Company determined the intangible assets were impaired at June 30, 2007, and recorded an adjustment of $77,000.  The intangible assets were not considered to be impaired at June 30,  2006.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables.

The Company grants credit to its customers, primarily large corporations in the medical device and semiconductor industries and the U.S. government. The Company performs periodic evaluations of customer’s payment history and generally does not require collateral. Receivables are generally due within thirty days. Credit losses have historically been minimal, which is consistent with management’s expectations. Allowances are provided for estimated amounts of accounts receivable which may not be collected. The Company has no significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements. The Company places its cash with financial institutions which it believes are of high credit quality.

The Company had one major customer with revenues in excess of 10% of the Company’s total revenues for the year ended June 30, 2007 and two in the years ended June 30, 2006 and 2005, respectively, that accounted for the following annual revenue:

	2007		2006		2005
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues

Company A	$2,817,000	18%	$3,478,000	19%	$2,020,000	20%
Company B	703,000	5%	1,457,000	8%	1,586,000	16%
Company C	158,000	1%	2,650,000	15%	-	-

At June 30, 2007, 2006 and 2005, one customer accounted for the following amounts of accounts receivable:

	2007		2006		2005
	Accounts Receivable (1)	% of Total A/R	Accounts Receivable (1)	% of Total A/R	Accounts Receivable (1)	% of Total A/R

Company A	$189,000	9%	$362,000	14%	$843,000	34%
Company D	$300,000	14%	-	-	-	-

(1) Contains billed and unbilled receivables

The following table details the changes in the Company’s allowance for uncollectible accounts:

	Year ended June 30,
	2007	2006	2005
Beginning balance	$113,000	$110,000	$75,000
Bad debt expense (recoveries)	(10,000)	32,000	49,000
Charges against the allowance	(4,000)	(29,000)	(14,000)
Ending balance	$99,000	$113,000	$110,000

 Employee Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payments,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock issued from certain employee stock purchase plans, to be recognized in earnings based on their modified-grant date fair values. Pro forma disclosure is no longer an alternative.

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

Effective July 1, 2005, the Company adopted SFAS 123R. The Company selected the modified prospective method of adoption in which compensation cost is recognized beginning with the effective date for all share-based payments to employees after June 30, 2005 and any unvested share-based payments to employees as of the effective date of adoption. In accordance with the modified prospective method of adoption, the Company’s results of operations for prior periods have not been restated.

The following table illustrates the effect on net loss applicable to common shareholders and net loss per share applicable to common shareholders as if the fair value method had been applied to all outstanding and unvested awards in the period ended June 30, 2005:

Years Ended June 30, 2005

Net loss applicable to common shareholders, as reported	$(8,588,000)

Add: stock-based employee compensation expense included in reported net loss applicable to common shareholders, net of tax	279,000

Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of tax	(1,843,000)

Pro forma net loss applicable to common shareholders	$(10,152,000)

Net loss per share applicable to common shareholders, basic and diluted:
As reported	$(0.91)
Proforma	$(1.08)

The total non-cash stock-based compensation expense included in the consolidated statement of operations for the years ended June 30, 2007, 2006 and 2005, is included in the following expense categories:

	Years Ended
	2007	2006	2005
Cost of revenues	$194,000	$540,000	$2,000
Research and development	94,000	122,000	241,000
Selling, general and administrative	668,000	1,572,000	135,000
Total	$956,000	$2,234,000	$378,000

The fair value of each option award is estimated on the modified grant date using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option forfeitures within the valuation model. The expected term of options granted is calculated using the “Simplified Method” as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 107 (“SAB 107”) and reflects the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of grant.

	Stock Option Plans			Stock Purchase Plan
	2007	2006	2005	2007
Risk free interest rate	4.58–5.07%	3.72%-4.89%	4.10%-4.73%	5.07%-5.17%
Expected dividend yield	0%	0%	0%	0%
Expected lives (years)	3.5 - 6 years	2.5 - 6 years(1)	5 - 10 years	6 months
Expected volatility	76%-79%	68%-81%	62%-68%	78%
Expected forfeiture rate	10%	4%	0%	0%
Contractual term	5 - 10 years	5 - 10 years	5 - 10 years	6 months

(1)	The estimate of an option’s expected life has been updated and revised for all grants outstanding prior to adoption based upon guidance provided under SFAS 123R and SAB 107.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed or determinable price and terms, delivery of the product has occurred or the service performed in accordance with the terms of the sale, and collectibility of the related receivable is reasonably assured. The Company provides for estimated returns at the time of shipment based on historical data. Shipping costs charged to the customer are include in revenues and are not significant.

Contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred. The Company’s obligation with respect to these agreements is to perform the research on a best-efforts basis.

Treatment systems planning revenues consists of sales of software licenses and maintenance agreements, product related training, installation, and consulting, and the associated hardware. Revenue from sales of software licenses and maintenance agreements is recognized ratably over the maintenance contract period, which is generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (AICPA). Revenue from training, installation, consulting services and the associated hardware are recognized as the services are performed or product is delivered, provided there is vendor specific objective evidence (VSOE) of fair value which is the price charged when the services are sold separately. Revenues from treatment planning systems is included in medical revenues totaled $49,000 and $121,000 in fiscal 2007 and 2006 respectively.  Revenue from treatment planning systems was immaterial in 2005.

Deferred revenues are recorded when the Company receives payments for product or services for which it has not yet completed its obligation to deliver product or has not completed services required by contractual agreements.

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable. At June 30, 2007 and  2006, unbilled accounts receivable represented approximately 8% and 1% of total accounts receivable. Generally, there are no prerequisites necessary to invoice.

Research and Development Costs

All costs of research and development activities are expensed as incurred. The Company performs research and development for itself and under contracts with others, primarily the U.S. government. In addition, periodically, the Company may continue its research on such projects at its own expense. These costs are considered Company funded research and development. Customer funded research and development is considered cost of revenues.

The Company funded and customer reimbursed research and development costs were as follows:

	Years ended June 30,
	2007	2006	2005

Company funded	$1, 844,000	$1,313,000	$1,942,000
Customer funded	2,039,000	2,775,000	1,691,000

Total research and development	$3,883,000	$4,088,000	$3,633,000

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Accordingly, the costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time, any additional costs are capitalized. The Company believes technological feasibility has been established at the time at which a working model of the software has been completed and costs eligible for capitalization have been immaterial.

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

The Company had the following potential dilutive securities outstanding on June 30, 2007: options and warrants to purchase 1,790,738 and 2,593,267 shares, respectively, of the Company’s common stock at weighted average exercise prices of $4.66 and $5.60 per share, respectively and (ii) Series D Preferred Stock convertible into an aggregate of 949,157 shares of the Company’s common stock. Such potential dilutive securities were not included in the calculation of diluted loss per share in 2007 because the inclusion thereof would be antidilutive.

The Company had the following potential dilutive securities outstanding on June 30, 2006: options and warrants to purchase 1,836,551 and 1,756,228 shares, respectively, of the Company’s common stock at weighted average exercise prices of $5.41 and $7.68 per share, respectively and (ii) Series D Preferred Stock convertible into an aggregate of 949,157 shares of the Company’s common stock. Such potential dilutive securities were not included in the calculation of diluted loss per share in 2006 because the inclusion thereof would be antidilutive.

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

Advertising Costs

Advertising costs are expensed when incurred within selling, general and administrative expense. Advertising costs were immaterial for the years ended June 30, 2007, 2006 and 2005.

Shipping and Handling

The Company accounts for its shipping and handling cost within its cost of revenues.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes." FIN No. 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of this standard and is not certain of the potential impact at this time.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2 ("FSP"). This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has adopted this FSP in the current fiscal year ending June 30, 2007. The Company's adoption of this FSP in the current fiscal year has not had a material effect on its financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157. Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

3.	Discontinued Operations

On May 1, 2007, the Company completed the sale of its Accurel Division to EAG (“Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of approximately $12,705,000 of which $1,000,000 was placed in escrow. At June 30, 2007, the Company determined that the proceeds, less the related transaction costs of approximately $1,794,000 in cash fees and expenses, taxes of $197,000, and $390,000 in a non-cash charge for three year warrants issued, were less than the book value of the net assets transferred of $11,570,000 and therefore a loss on the sale of Accurel of $1,246,000 was recorded in the year ended June 30, 2007 as a component of the loss from discontinued operations in the accompanying statement of operations. On May 1, 2007, the Company recognized a loss of $487,000, which represents the amounts due under the Accurel facility lease in excess of amounts to be received from sublease rentals.  The facility lease, which will remain an obligation of the Company, expires in 2010.

In accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the June 30, 2007 financial statements have been prepared and historical statements of operations have been reclassified to present the results of Accurel as discontinued operations. As noted above, the Company had formally committed to a plan to sell Accurel in March 2007 and finalized that plan at the closing on May 1, 2007. The Company has clearly (i) eliminated Accurel’s financial results from its ongoing operations, (ii) determined that Accurel, as operated as a separate subsidiary was a separate component of its aggregated business as, historically, management reviewed separately the Accurel financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Accurel after the sale.

Condensed results of operations relating to Accurel for the years ended June 30, 2007, 2006 and 2005 are as follows:

	Years Ended June 30,
	2007	2006	2005
Revenues:	$7,561,000	$8,317,000	$2,274,000
Gross profit	2,238,000	2,728,000	755,000
Operating income	482,000	1,021,000	168,000
Loss on sale of Accurel	(1,246,000)	-	-
Income (loss) from discontinued operations	$(764,000)	$1,021,000	$168,000

4.            Acquisitions

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

 The aggregate purchase price of Core was $7,486,000, which consisted of $2,000,000 in cash; 311,437 shares of the Company's common stock with an aggregate fair value of $3,250,000; direct acquisition costs of approximately $1,726,000 and the payment of approximately $510,000 of debt and other obligations coincident with the closing which were paid by issuing 48,875 shares of the Company’s common stock. The number of shares issued was initially determined by the average price of the Company’s stock over a twenty day period ending October 8, 2004. The share price was subject to adjustment limiting the gain or loss in the value of the Company stock, over a twenty day period at the end of a six month lock-up, ending April 15, 2005, to 25% from the initial value. The twenty day average price of the stock for the period ending April 15, 2005 was $5.75 which resulted in the need to issue an additional 112,475 shares. These shares were issued in August 2005. The fair value of the Company's common stock was determined based on the average market price of the Company's common stock over a period of time before October 15, 2004, the date fair value is to be determined, pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In addition the purchase was subject to an earn-out, payable in Company stock, which if earned would be accounted for as additional purchase price. The earn-out period measurement date was October 14, 2005. No earn out payments became due.

Core Purchase Price

Cash	$2,000,000
Common stock	3,250,000
Common stock used to retire debt	510,000
Warrant	1,122,000
Direct costs	604,000
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
$7,486,000

The allocation of purchase price is the responsibility of management. The Company considered a number of factors, including professional appraisals, for the valuation of equipment acquired, in making its purchase price allocation determination. The acquisition of Core resulted in goodwill of $4,647,000. The Company also identified $335,000 of intangible assets with finite lives. The intangible assets are being amortized over a period of sixty months, the estimated useful lives of the assets, from the date of acquisition, October 15, 2004. Amortization expense for the year ended June 30, 2007, 2006 and 2005 related to these intangible assets was $66,000, $66,000 and $47,000, respectively. In fiscal 2007 and 2006, after performing its annual assessment of goodwill and other intangible assets, management recorded impairment charges of $3,829,000 and $457,000, respectively, against the goodwill and long lived assets attributable to the semiconductor services reporting unit.   These charges are reflected in the statement of operations for the years ended June 30, 2007 and 2006.

The acquisition of Core is accounted for as a purchase under SFAS No. 141, “Business Combinations.” Accordingly, the operating results of Core are included in the accompanying consolidated financial statements since the acquisition date as part of the Company's semiconductor reporting segment.

The following table presents selected unaudited financial information of the Company including Core Systems Incorporated as if the acquisition had occurred on July 1, 2004.  The unaudited pro forma results are not necessarily indicative of the results that would have occurred had the acquisition of Core Systems been consummated on July 1, 2004, or of future results.

Year ended June 30, 2005

Revenues	$11,299,000
Loss from operations	(7,736,000)
Net loss	(7,943,000)
Preferred distribution, dividends and accretion	(1,183,000)
Net loss applicable to common shareholders	$(9,126,000)
Net loss per share applicable to common shareholders, basic and diluted	$(0.90)
Weighted average common shares outstanding, basic and diluted	10,168,743

5.           Inventories

Inventories consist of the following:

	June 30,
	2007	2006
Raw materials	$737,000	$965,000
Work-in-progress	94,000	291,000
Finished goods	335,000	276,000
	$1,166,000	$1,532,000

 The allowance for excess and obsolete inventory was $293,000, $356,000, and $204,000 as of June 30, 2007, 2006 and 2005, respectively.

	Year ended June 30,
	2007	2006	2005
Beginning balance	$356,000	$204,000	$81,000
Additional expense	302,000	212,000	204,000
Charges against the allowance	(365,000)	(60,000)	(81,000)
Ending balance	$293,000	$356,000	$204,000

6.           Property and Equipment

Property and equipment consists of the following:

	June 30,
	2007	2006
Machinery and equipment	$8,290,000	$10,022,000
Construction in progress	53,000	679,000
Computers and software	791,000	769,000
Leasehold improvements	459,000	445,000
Furniture and fixtures	190,000	190,000
Equipment under capital lease	43,000	43,000
Total property and equipment	9,826,000	12,148,000
Less: accumulated depreciation and amortization	(6,904,000)	(6,303,000)
	$2,922,000	$5,845,000

The Company recorded depreciation expense of approximately $1,467,000, $1,411,000 and $1,332,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Depreciation expense for the period ended June 30, 2007, includes an adjustment of approximately $866,000 of accumulated depreciation related to the disposal of certain capital equipment associated with the orthopedic coatings and brachytherapy product groups.  Included in the June 30, 2007 balance is an adjustment for the impairment of certain fixed assets associated with the semiconductor services reporting unit (see note 18) Equipment purchased pursuant to capital leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.

7.             Accrued Expenses

Accrued expenses consist of the following:

	June 30,	June 30,
	2007	2006
Accrued compensation and benefits	$555,000	$602,000
Accrued costs related to acquisitions	-	304,000
Accrued taxes	478,000	-
Other accrued liabilities	1,065,000	741,000
	$2,098,000	$1,647,000

The Company accrues warranty costs in the period the related revenue is recognized and adjusts the reserve balance as needed to address potential future liabilities.  The following table details the changes in the Company’s warranty reserve, which is included in other accrued liabilities in the schedule above.

	June 30,	June 30,
	2007	2006
Beginning balance	$66,000	$66,000
Accrued warranty expense	25,000	133,000
Charges against the reserve	(34,000)	(133,000)
Ending balance	$57,000	$66,000

8.           Investment in Unconsolidated Subsidiaries

In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech International, Inc. (“CardioTech”), a public company and related party of the Company, and CorNova, Inc. (“CorNova”) (Note 10). CorNova is a start-up company incorporated as a Delaware corporation on October 12, 2003. CorNova’s focus is the development and marketing of innovative interventional cardiology products. The Company has determined that its technology may have applications in CorNova’s products. In connection with the agreement, in March 2004, the Company and CardioTech issued 10,344 and 12,931 shares, respectively, of their respective common stock (the “Contributory Shares”) bearing an aggregate fair market value of $113,000 and $76,000, respectively, as of the date of the issuance. In exchange, the Company and CardioTech each received 1,500,000 shares of CorNova’s common stock, which represented a 30% ownership position for each party. In February 2005, upon CorNova’s securing of an additional $3,000,000 in financing (“Series A”), CardioTech and the Company each issued additional shares of their common stock (the “Investment Shares”), which was equal in value to twenty-five percent (25%) of the gross proceeds of the Series A Financing, or $750,000. The Company and CardioTech issued 76,687 and 308,642 additional shares of their common stock, respectively.  As of June 30, 2007, and 2006, the Company’s shares represent a 16.2% and 18%, respectively, ownership position in CorNova, and had a position on the Board of Directors.

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

The Company is accounting for this investment under the equity method pursuant to APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of June 30, 2007 and 2006, 87,031 shares have been issued to CorNova by the Company. These shares represent an approximate 16.2% and 18% of the shares issued, respectively.

For the years ended June 30, 2007, 2006, and 2005, the Company recognized approximately $158,000, $359,000, and $75,000, respectively, of equity losses in unconsolidated subsidiaries, representing the Company’s portion of CorNova’s net loss. The Company also recorded approximately $16,000 as an unrealized loss, $2,000 as an unrealized gain in 2006 and $78,000 as unrealized loss for the year ended June 30, 2005.  Gains and losses are recorded as other comprehensive income in the equity section of the Company’s financial statements.  As of June 30, 2007, CorNova sold its holding of the Company’s stock.  As a result, 16,449 shares of stock previously categorized as treasury stock has been reclassified to additional paid in capital in the accompanying balance sheet.

As a result of the cumulative net losses incurred, the Company’s investment in CorNova is $0.  No further writedowns will be incurred unless CorNova has cumulative net income sufficient to offset the cumulative net losses.

CorNova’s unaudited results for the twelve month periods ended were as follows:

	Period Ended June 30,
	2007	2006	2005
Revenue	$-	$92,000	$34,000
Expenses	(3,180,000)	(2,201,000)	(646,000)
Loss on sale of securities	(1,067,000)	-	-
Income tax benefit	260,000	180,000	240,000
Net loss	$(3,987,000)	$(1,929,000)	$(372,000)

CorNova is developing a series of coronary stents used in angioplasty procedures.  The ultimate goal is to market and sell a new drug eluting stent based on proprietary technology provided, in part, by the Company and CardioTech and distributed worldwide.  The first part of the plan is to market a new Cobalt-Chrome stent which has recently undergone animal testing.  Data on these tests are scheduled to be released in late calendar 2007.

9.           Research and Development Arrangements

The Company is the recipient of several grants under the U.S. Government’s Small Business Innovative Research (SBIR) Program. These grants from the National Institute of Health are firm-fixed priced contracts and generally range in length from six to twenty-four months. Contracts received from the Department of Defense are both firm-fixed price and cost-plus type programs and also range from six to twenty-four months. Revenues under such arrangements were approximately $2,817,000, $3,478,000, and $1,738,000 for the years ended June 30, 2007, 2006, and 2005, respectively. Revenues earned under these contracts are recognized in the appropriate business segment.

	Year ended June 30,
Segment	2007	2006	2005

Medical	$394,000	$365,000	$444,000
Semiconductor	-	-	-
Security products	2,423,000	3,113,000	1,294,000
Total	$2,817,000	$3,478,000	$1,738,000

Unbilled accounts receivable relating to such arrangements was approximately $162,000 and $21,000  at June 30, 2007 and  2006 respectively.

10.           Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” specifies the nature of information that should be disclosed in financial statements regarding related party transactions. CardioTech, a publicly traded company whose common stock trades under the symbol CTE on the American Stock Exchange, is a related party with the Company by virtue of its significant business relationships.

Certain directors of the Company hold positions as directors of CardioTech. The former CEO and current Chairman of the Board of Directors of the Company is also a director of CardioTech.

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology. In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share. As of June 30, 2007, the fair market value of these shares, which is $133,000, is recorded as investments in available for sale securities in the accompanying consolidated balance sheet. The unrealized holding gains and losses are recorded as accumulated other comprehensive income (loss) within stockholders’ equity.

In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech and CorNova (Note 8).

11.           Commitments and Contingencies

(a) Capital and Operating Leases

The Company has an operating lease for its manufacturing, research and office space in Wakefield, MA which expires on December 31, 2008. The Company has an option to extend the lease for five additional years. Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility. The Company also has leases for both of its facilities in Sunnyvale, CA. The leases expire in December 2009 and September 2010 and the Company has an option to extend each lease for five additional years.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, the Company executed a sublease agreement for one of its California facilities and terminated the lease for its satellite facility in Austin, TX.  Total rental expense, including maintenance and real estate tax expenses, for the fiscal years ended June 30, 2007, 2006 and 2005 was $1,356,000, $1,423,000 and $1,195,000, respectively.

In conjunction with the acquisition of Accurel, the Company recorded a lease liability of $829,000. This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, if the lease had been negotiated under current market conditions.  Subsequently, as a result of the sale of Accurel, the Company has recorded an additional lease liability of $487,000 representing that portion of the lease in excess of the sublease arrangement with Evans.  The balance of the lease liability on June 30, 2007 is $1,036,000, of which $301,000 is current.  Under the terms of the leases, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to these facilities.

Future minimum rental payments required under capital leases and operating leases with non-cancelable terms in excess of one year at June 30, 2007, together with the present value of net minimum lease payments are as follows:

	Capital Lease Payments	Operating Lease Payments (1)	Sublease Income
Year ending June 30:
2008	$29,000	$1,461,000	$245,000
2009	27,000	1,201,000	253,000
2010	15,000	578,000	260,000
2011 and remaining	2,000	84,000	65,000
Total future minimum lease payments	$73,000	$3,324,000	$823,000
Less: amounts representing interest	(8,000)
Present value of future minimum lease payments	65,000
Less: current portion	(24,000)
Capital lease obligation, net of current portion	$41,000

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

On September 27, 2007, the Company and Dr. Armini entered into a Transition Agreement with a term of twenty four months.  Under this Transition Agreement Dr. Armini stepped down as President and Chief Executive Officer and assumed the position of Scientific Advisor.  Dr. Armini will remain the Chairman of the Board of Directors until the next annual meeting of shareholders.  During the Transition Period, the Company will compensate Dr. Armini at the annual rate of $250,000.  In addition, Dr. Armini may participate in the Company’s medical and dental insurance programs.  The Company may terminate this Transition Agreement only for cause and Dr. Armini may terminate the Transition Agreement for any reason, with each party giving the other written notice.  In conjunction with this, Dr. Armini has been issued a stock option for 200,000 at an exercise price of $2.09 per share, of which 25,000 shares vest immediately, and the remaining 175,000 shares vest 25,000 per quarter over the term of the Transition Agreement.

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

On October 15, 2004, the Company entered into an employment agreement with Walter J. Wriggins, the Company’s Vice President and General Manager of Core Systems, with an initial term of one year and an automatic renewal for a successive period of one year, unless the Company or Mr. Wriggins give the other party not less than thirty days written notice of non-renewal. Under this employment agreement, Mr. Wriggins serves as the Company’s vice president of business development/operations and general manager of Core Systems at a base salary of $140,000, subject to increase as authorized by the Compensation Committee. In addition, Mr. Wriggins may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position. The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice. In the event the Company terminates Mr. Wriggins’ employment without cause, the Company will pay him the balance of the salary due for the term of the agreement. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Mr. Wriggins is subject to a non-competition provision

On March 12, 2007, the Company entered into an employment agreement with Phillip C. Thomas, the Company’s President and CEO, whereby should Mr. Thomas’ employment be terminated for reasons other than cause during his first year of service, he will be paid six months base salary in compensation and one year of base compensation after one year of service.

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

In August 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff.  In late 2006, Rapiscan and OSI filed a motion to dismiss certain of the Company’s claims.  The court dismissed Company’s claim of breach of fiduciary duty, but OSI’s motion to dismiss was denied in all other respects.  The parties are presently near the end of the discovery process, which should be completed by November 2007.  OSI and Rapiscan have filed motions for partial summary judgment with respect to certain discrete claims.  The motions are under advisement.  Trial is expected in the summer 2008.

Should the Company be unsuccessful in prosecuting this matter, it may have a material adverse effect on its business and results of operations.  No revenue has been recorded related to the Rapiscan Agreement.

On or about March 8, 2006, the Company commenced an arbitration under the Rules of the American Arbitration Association against Respondents Majid Ghafghaichi (“Majid”) and Vahe Sarkissisian (“Vahe”), (the “Respondents”) seeking a total of $3,994,000 for indemnification of various “Losses,” as defined in, and expressly allowed pursuant to, a Stock Purchase Agreement dated March 9, 2005 (the “Agreement”), between the Company, as the purchaser, Accurel Systems International Corporation (“Accurel), and  the Respondents,  as the sellers of 100% of the issued and outstanding shares of Accurel stock.

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

On April 11, 2007, the Company and the Respondents executed a Settlement and Mutual Release Agreement dismissing the claims and counterclaims.  As a result of this settlement, the Company recorded a gain of approximately $201,000 in the fourth quarter as a result of reversing an accrual relating to this matter.  This adjustment is included in loss on sale of discontinued operations in the consolidated statements of operations for fiscal year 2007.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business. We do not believe that any of these proceedings will have a material adverse effect on our business.

12.           Income Taxes

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Income tax provision (benefit) at federal statutory rate	(34.0%)	(34.0%)	(34.0%)
Increase (decrease) in tax resulting from
State tax provision, net of federal benefit	(0.97%)	(2.24%)	(8.5%)
Non-deductible expenses	14.8%	11.48%	1.9%
Credits and other, net	(0.31%)	-%	-%
Change in valuation allowance	20.48%	24.76%	40.6%
Effective income tax rate	-%	-%	-%

Significant components of the Company’s net deferred tax asset are as follows:

Deferred Tax Components
	2007	2006
Deferred tax assets:
Net operating loss and tax credit carryforwards	$8,090,000	$10,357,000
Accrued expenses	453,000	511,000
Stock-based compensation	57,000	-
Amortization of intangibles	28,000	35,000
Net deferred tax assets of discontinued operations	734,000	505,000
Total deferred tax assets	9,362,000	11,408,000

Deferred tax liabilities:
Excess depreciation	1,037,000	1,310,000
Investment in affiliates	11,000	87,000
Net deferred tax liabilities of discontinued operations	44,000	1,716,000
Total deferred tax liabilities	1,092,000	3,113,000

Net deferred tax assets	8,270,000	8,295,000
Valuation allowance	(8,270,000)	(8,295,000)
Net deferred tax asset	$-	$-

A valuation allowance has been established for the Company’s tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. Included in the valuation allowance is approximately $1,439,000 related to certain operating loss carryforwards resulting from the exercise of employee stock options.

At June 30, 2007, the Company has the following unused net operating loss and tax credit carryforwards available to offset federal and state taxable income, both of which expire at various times through 2025.

	Net Operating Loss	Investment, AMT and R & D Credits	Expiration Dates
Federal	$18,089,000	$441,000	2020 to 2028

State	$22,445,000	$316,000	2008 to 2023

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

On September 30, 2005, the Company issued 500,000 shares of Series D Redeemable Convertible Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus. The Company received $5,000,000 in gross proceeds, less a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000. The Company utilized the proceeds to repay the $3 million term note with Laurus signed on July 6, 2005. The Series D has a dividend equal to the prime rate plus one percent (1%) (9.25% at June 30, 2007) and provides for redemption over a thirty-six month period pursuant to an amortization schedule. In conjunction with the Series D, the Company also issued to Laurus a warrant to purchase up to 50,000 shares of the Company’s common stock at a price equal to $10.20 per share. The fair value of the warrants, were valued using the Black Scholes model and the following assumptions: volatility of 80%, an expected life 5 years, and a risk free interest rate of 4.12%. Net cash proceeds from this financing were $1,883,000 (which included repayments of $3,000,000 of principal related to the July 6, 2005 term note and $117,000 of issuance costs).

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

The following table reflects the required redemption of the Series D before the effect of the accrued dividends:

Year ending June 30:	Preferred Stock Monthly Redemption Schedule

2008	1,515,000
2009	2,424,000
Total	$3,939,000

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

The conversion feature aggregated to $1,397,000 on September 30, 2005 based on the Black- Scholes valuation model and the following assumptions: volatility 80%, expected life 1.5 years, and a risk free interest rate of 3.96%.  The conversion feature is marked to market at each reporting period with changes flowing through the statement of operations. As of June 30, 2007 and 2006, the fair value of this conversion feature approximated $133,000 and $1,094,000 respectively. The expected life of the conversion feature at June 30, 2007 was estimated to be 1.13 years.  The value of the embedded derivates related to the adjustable dividend rate and the potential default provisions were determined to be immaterial at June 30, 2007.

The Company valued the Series D at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the embedded derivative instruments and offering costs. The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D preferred stock, the amount allocated to warrants of $672,000, the value attributed to the embedded derivatives of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note). The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value at September 1, 2008, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. As of June 30, 2007 and 2006, $1,351,000 and $777,000 was amortized and the outstanding balance on the Series D was $3,939,000 and $4,091,000, respectively.

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

The $1,294,000 aggregate loss from these transactions was accounted for as an extinguishment of debt and is included in Other expenses for the year ended June 30, 2006.

14.           Stockholders’ Equity

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

As of June 30, 2007, a total of 137,003, 245,602, and 278,000 shares are available for issuance under the 1998, 2000 and 2004 Plans, respectively.

The following table presents the activity of the 1992, 1998, 2000 and 2004 Stock Option Plans for the years ended June 30, 2007, 2006 and 2005:

	2007		2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	1,836,551	$5.41	1,908,331	$5.66	1,162,065	$5.55

Granted	540,188	2.16	557,750	4.43	973,726	5.91
Exercised	(34,365)	1.49	(41,700)	3.46	(153,160)	5.69
Canceled	(551,636)	4.90	(587,830)	6.62	(74,300)	8.74

Outstanding at end of period	1,790,738	4.66	1,836,551	5.41	1,908,331	5.66
Options exercisable at end of period	1,180,708	5.32	1,113,947	4.98	1,016,362	4.51
Weighted-average fair value of options granted during the year		$1.37		$2.72		$4.37

The following table presents weighted average price and life information about significant options groups outstanding at June 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Intrinsic Value per Share	Number of Shares	Weighted Average Exercise Price	Intrinsic Value per Share
$1.64 - $2.89	454,188	7.07	$2.06	$(0.42)	64,188	$2.24	$(0.60)
$3.07 - $4.65	801,550	5.64	$4.00	$(0.42)	682,170	$4.08	$(2.44)
$5.25 - $7.56	315,000	5.52	$6.51	$(4.87)	272,100	$6.50	$(4.86)
$9.15 - $10.90	220,000	7.12	$9.76	$(8.12)	162,250	$9.80	$(8.16)
	1,790,738		$4.66	$(3.02)	1,180,708	$5.32	$(3.68)

The intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was approximately $28,000, $103,000 and $558,000 respectively.

As of June 30, 2007 there was $726,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans. This expense is expected to be recognized as follows:

Year ending June 30:
2008	$421,000
2009	211,000
2010	94,000
Total	$726,000

(c)         Employee Stock Purchase Plan

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of June 30, 2007, a total of 10,669 shares are available for issuance under the Plan.

In December 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 Plan”). The 2006 Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of June 30, 2007, a total of 481,023 shares are available for issuance under the 2006 Plan.

(d)           Warrants and non-qualified options

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

In December 2006, in conjunction with a short term note, the Company issued warrants to purchase 458,000 shares of common stock at an exercise price of $2.50 per share. The warrants are exercisable between December 29, 2006 and December 29, 2011. The Company recorded the relative fair value of these warrants of approximately $450,000 and is accreting their value to the term note over the life of the note as an interest expense in the accompanying statement of operations.

In January 2007, in conjunction with a term note, the Company issued warrants to purchase 18,939 shares of common stock at an exercise price of $2.64 per share. The warrants are exercisable between January 2, 2007 and January 2, 2014. The Company recorded the relative fair value of these warrants of approximately $28,000 and is accreting their value to the term note over the life of the note as an interest expense in the accompanying statement of operations during the year ended June 30, 2007.

In May 2007, in conjunction with the sale of the assets of Accurel, the Company issued warrants to various advisors to purchase 375,000 shares of common stock at an exercise price of $2.00 per share. The warrants are exercisable between May 1, 2007 and May 1, 2012. The Company recorded the fair value of these warrants of approximately $389,000 as part of the loss on sale of assets in the accompanying statement of operations during the year ended June 30, 2007.

During the year ended June 30, 2007, the Company issued fully vested warrants to various advisors in exchange for services, to purchase a total of 80,000 shares of common stock at exercise prices ranging from $2.32 to $2.82. The Company recorded the fair value of these warrants of approximately $136,000 as stock based compensation expense. In addition, approximately $5,000 of additional compensation expense was recorded relating to certain warrants and non-qualified stock options issued in prior years being expensed over their vesting period.

The Company estimated the fair value of the warrants issued during 2007, 2006 and 2005 using the Black-Scholes option-pricing model. The Company estimated the fair value of the warrants using the following input assumptions:

	2007	2006	2005
Volatility	76.1% - 78.6%	78.5% - 80.4%	62.0% - 65.0%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.53% - 5.07%	3.86% - 4.89%	3.47% - 4.17%
Expected lives	2 - 7 years	2.5 - 5 years	1 - 5 years

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2007:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrnt Shares	Weighted Average Exercise Price	Weighterd Average Intrinsic Value /Share

$2.00 - $5.24	1,591,841	$2.99	$(1.35)
$6.23 - $9.95	698,426	8.62	(6.98)
$10.13 - $14.00	303,000	12.22	(10.58)
	2,593,267	$5.58	$(3.94)

 The following table presents the warrant activity for the years ended June 30, 2007, 2006 and 2005:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted average Exercise Price
Outstanding at beginning of period	1,756,003	$7.64	2,324,389	$9.53	1,876,803	$9.72

Granted	931,939	2.31	512,500	4.53	559,426	9.01
Exercised	-	-	(16,186)	4.32	(42,810)	3.28
Canceled	(94,675)	12.00	(1,064,700)	9.00	(69,030)	14.40
Warrants Outstanding at end of period	2,593,267	$5.60	1,756,003	$7.67	2,324,389	$9.53

Warrants exercisable at end of period	2,485,677	$5.59	1,740,669	$7.64	2,293,389	$9.01
Weighted-average fair value of warrants granted during the year		$1.27		$4.53		$9.01

15.           401k Plan

The Company has a defined contribution retirement plan which contains a 401(k) plan. All employees who meet the age requirement, either 18 or 21, and who have completed the minimum service requirement are eligible for participation in the plan. The Company may make discretionary contributions to the 401(k) plan. During the years ended June 30, 2007, 2006 and 2005, the Company made no contributions to the plan.

16.          Long-term Debt

MED-TEC Payment Obligation

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the original Distributor Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor agreed to work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The present value of this payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%. This amount was recorded as an intangible asset and is being amortized over its estimated useful life of 29 months.  During the years ended June 30, 2007, 2006, and 2005, approximately $0, $417,000 and $383,000, respectively, of amortization expense was recognized, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The outstanding and past due principal balance as of June 30, 2007 and June 30, 2006 was approximately $143,000, and $233,000 respectively.  Also included in accrued expenses were $64,000 and $42,000 of accrued interest as of June 30, 2007 and 2006 respectively.  For the years ended June 30, 2007, 2006 and 2005, the Company recorded approximately $23,000, $30,000, and $46,000, respectively, of interest expense relating to this transaction.

Installment Note - Accurel

At the time of its acquisition, Accurel had a $1,400,000 fixed rate installment note with a bank. The note called for monthly payments of $29,000 plus interest at a rate of 6.84%, through September 1, 2008 (the “Loan Agreement”).  The bank consented to continue the note under the same terms after the acquisition.  The note is collateralized by substantially all assets of Accurel. During the years ended June 30, 2007, 2006 and 2005, the Company recorded interest expense of approximately $29,000, $71,000 and $25,000, respectively, in connection with this note.  As of June 30, 2007, the Accurel note was paid in full.

Revolving Credit Facility and Term Note with Bridge Bank

On June 8, 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley based Bridge Bank, N.A. The revolving credit facility provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%) which is subject to a one-half percent (1/2%) increase should minimum cash balances not be maintained. The revolving credit facility is collateralized by certain assets of the Company and is subject to certain covenants.  The balance on the revolving credit facility as of June 30, 2006 was $1,000,000.

On January 3, 2007, the Company executed an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) which amended and restated the terms of a Business Financing Agreement originally dated as of June 1, 2005 with Silicon Valley based Bridge Bank, N.A. (the “Bank”) increasing the revolving credit facility from $1.5 million to $5.0 million.  This revolving credit facility (the “line of credit”) has a two year term, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable and up to the lesser of $1,000,000 or forty percent (40%) of eligible inventory, bears interest at the prime rate, plus one-half percent (1/2%) per annum, and is collateralized by all assets of the Company.  In addition, the expiration date of the facility was extended to December 21, 2008.

On April 27, 2007, in conjunction with the sale of the assets of Accurel, the Company entered into a Loan and Security Modification Agreement whereby the Bank consented to the sale of the Accurel assets and removed Accurel as a borrower under the Loan Agreement.

On May 16, 2007, the Company entered into a Loan and Security Modification Agreement whereby the Bank added Accurel and its remaining assets as a borrower under the Loan Agreement.

On June 29, 2007, in conjunction with the sale of certain of the assets of the Company’s brachytherapy business, the Company entered into a Loan and Security Modification Agreement whereby the Bank consented to the sale of these assets.

In conjunction with this financing, the Company drew from funds available on the line of credit and paid in full an outstanding term loan balance of approximately $623,000 at Comerica Bank.  In addition, pursuant to the terms of the Loan Agreement, the Company converted $1,600,000 of the outstanding line of credit balance into a 30 month term note bearing an interest rate at the prime rate plus one percent (1%) per annum payable in thirty (30) equal monthly installments of principal, plus all accrued interest beginning on February 10, 2007.

Pursuant to the Loan Agreement, the Company issued to Bridge Bank. N.A. a seven-year warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share.  The warrants were valued using the Black Scholes model and the following assumptions: volatility of 78%, an expected life 7 years, and a risk free interest rate of 4.54%.  Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note and warrants have been recorded at their relative fair value.  The Company will accrete the value of the warrants, $28,000, to the term note over the life of the note.   As of June 30, 2007, approximately $6,000 has been amortized.

The Company was in violation of certain covenants associated with this facility at June 30, 2007, and has received waivers from the bank.  As of June 30, 2007 and 2006, this revolving credit facility had a zero balance.  As of June 30, 2007 and 2006, the term note had a balance of $1,299,000 and $0, respectively.

Laurus Short Term Note

On December 29, 2006, the Company executed a $1.5 million secured term note (the “Note”) payable to Laurus.   The Company received $1,500,000 in gross proceeds, less a management fee of $60,000 and related transaction costs of approximately $500.  The term note is collateralized by substantially all of the Company’s assets and two of its subsidiaries, has a 9-month term and bears interest at a rate equal to prime plus 1% per annum. The Note contains certain restrictive and financial covenants. Upon the occurrence of certain events of default specified in the Note, amounts owed under the Note may be declared immediately due and payable. In connection with the financing, the Company issued Laurus a warrant to purchase up to 458,000 shares of the Company’s common stock at a price equal to $2.50 per share.  The warrants were valued using the Black Scholes model and the following assumptions: volatility of 78%, an expected life of 5 years, and a risk free interest rate of 4.53%. Net cash proceeds from this financing were $1,439,500 and were used for general working capital.

Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note and warrants have been recorded at their relative fair value.  The Company accreted the value of the warrants, to interest expense, $450,000, to the term note over the life of the note.  As of June 30, 2007, the warrants have been fully accreted to interest expense and the loan has been paid in full.

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

The revenues, expenses and assets related to these segments for the years ended June 30, 2007, 2006 and 2005 are:

	Medical	Semiconductor	Security	Total
Year Ended June 30, 2007
Revenue	$3,976,000	$6,874,000	$4,582,000	$15,432,000
Cost of revenues	(3,717,000)	(6,406,000)	(3,332,000)	(13,455,000)
Gross margin	$259,000	$468,000	$1,250,000	$1,977,000

Total assets	$3,166,000	$13,502,000	$2,932,000	$19,600,000

Year Ended June 30, 2006
Revenue	$4,464,000	$6,739,000	$6,871,000	$18,074,000
Cost of revenues	(3,869,000)	(6,364,000)	(6,222,000)	(16,455,000)
Gross margin	$595,000	$375,000	$649,000	$1,619,000

Total assets	$3,822,000	$24,312,000	$2,665,000	$30,779,000

	Medical	Semiconductor	Security	Total
Year Ended June 30, 2005
Revenue	$4 ,146,000	$4,356,000	$1,510,000	$10,012,000
Cost of revenues	(3,821,000)	(4,797,000)	(1,919,000)	(10,537,000)
Gross margin	$325,000	$(441,000)	$(409,000)	$(525,000)

Total assets	$5,227,000	$25,492,000	$1,509,000	$32,228,000

During the fiscal year ended June 30, 2007, foreign sales represented 31% of total revenue.  For the fiscal year ended June 30, 2006, foreign sales represented 26% of revenue with one customer from China representing 17% of the Company’s annual revenues.  For fiscal year ended June 30, 2005, foreign sales represented less than 10% of total revenue.

18.           Goodwill, Other Intangible and Long-Lived Assets

At June 30, 2007, 2006 and 2005, the Company had goodwill of $2,062,000, $4,091,000 and $4,641,000, respectively. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance. The Company may employ the work of independent appraisers in making its determination. The Company makes its annual assessment as of August 31st of each year to determine if its goodwill is impaired. At June 30, 2006, the Company determined that its goodwill in its semiconductor services reporting unit was impaired. As a result of these impairments, the Company took an impairment charge of $457,000, in the year ended June 30, 2006.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long lived assets and/or asset groups shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable due to certain events or changes in circumstances.  When management measured the semiconductor processing reporting unit, it concluded that an impairment existed at June 30, 2007 and recorded an adjustment of $3,829,000.  This impairment charge was allocated to the fixed and intangible assets and the goodwill in the following amounts, respectively:  $1,723,000, $77,000 and $2,029,000, respectively.

Changes in the carrying value of goodwill for the years ended June 30, 2007 and 2006, by reportable segment, are as follows:

Semiconductor Services
Balance as of June 30, 2005	$4,647,000
Adjustments to purchase price	(99,000)
Impairment	(457,000)
Balance as of June 30, 2006	4,091,000
Impairment	(2,029,000)
Balance as of June 30, 2007	$2,062,000

The following table summarizes the Company’s intangible assets as of June 30, 2007 and 2006:

	Gross carrying amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2006	Additions/ reductions	June 30, 2007	June 30, 2006	Additions/reductions	June 30, 2007	June 30, 2007

Non-Compete	$1,007,000	$-	$1,007,000	$1,007,000	$-	$1,007,000	$-

Customer Base	210,000	(49,000)	161,000	72,000	41,000	113,000	48,000

Technology	125,000	(28,000)	97,000	43,000	25,000	68,000	29,000

Treatment Planning System	300,000	(300,000)	-	116,000	(116,000)	-	-

Total	$1,642,000	$(377,000)	$1,265,000	$1,238,000	$(50,000)	$1,188,000	$77,000

	Gross carrying amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2005	Additions	June 30, 2006	June 30, 2005	Additions	June 30, 2006	June 30, 2006

Non-Compete	$1,007,000	$-	$1,007,000	$799,000	$208,000	$1,007,000	$-

Customer Base	210,000	-	210,000	30,000	42,000	72,000	138,000

Technology	125,000	-	125,000	18,000	25,000	43,000	82,000

Treatment Planning System	300,000	-	300,000	16,000	100,000	116,000	184,000

Total	$1,642,000	$-	$1,642,000	$863,000	$375,000	$1,238,000	$404,000

Estimated amortization expense for intangible assets with finite lives on our balance sheet as of June 30, 2007, for the fiscal years ending June 30, is as follows:

2008	$33,000
2009	33,000
2010	11,000
$77,000
19.           Treasury Stock

In June 2004, the Board authorized the Company to repurchase up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management. During July 2004, the Company repurchased 6,000 shares of common stock at prices ranging from $8.91 to $9.02 per share with an average cost per share of $8.97 and a total cost of approximately $54,000, which is recorded as treasury stock in the accompanying consolidated balance sheet. As of June 30, 2007 and June 30, 2006, the maximum number of shares authorized to be repurchased were 294,000.

In March 2004, the Company entered into an Exchange & Venture Agreement with CardioTech International and CorNova and issued 10,344 shares of common stock bearing an aggregate fair market value of $113,000. In February 2005, the Company issued an additional 76,687 shares of common stock bearing an aggregate fair market value of $750,000. In the quarter ended March 31, 2007, CorNova sold its holding of the Company’s stock.  As a result, 16,449 shares of stock previously categorized as treasury stock has been reclassified to additional paid in capital in the accompanying balance sheet.

        In January 2006, as the result of a cashless exercise of an Incentive Stock Option, the Company acquired 4,545 shares of common stock having a fair value of approximately $19,000.

20.           Rosses Medical

On May 6, 2005, the Company purchased certain software technology assets from Rosses Medical Systems for an aggregate purchase price of $300,000, consisting of $100,000 in cash and 43,197 shares of the Company’s common stock with a fair value of $200,000. In conjunction with this asset acquisition, the Company entered into consulting agreements with the former owners and a former employee of Rosses Medical and granted 181,426 non-qualified stock options. These options are fully vested, have no exercise price and are exercisable upon achieving certain sales milestones, commencing November 6, 2005. The value of these options will be recorded as additional purchase price in the period earned. Should all sales milestones be achieved, the Company has estimated the fair value of these options using the Black Scholes option pricing model to be $796,000. As of June 30, 2007, all of the options have been forfeited as the sales goal targets have not been achieved. On June 29, 2007, this asset, which had an unamortized balance of $83,000, was sold as part of an asset sale.  The proceeds from this sale of $350,000 were reduced by transaction costs of $45,000, unamortized assets of $203,000, along with assumed liabilities of $16,000, resulting in a gain of $118,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter ended June 30, 2007, that has materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

CONCLUSIONS

Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this annual report, our Disclosure Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

 In June 2007, our independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a significant deficiency. A significant deficiency is a control deficiency or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The reportable condition related primarily to the analysis conducted in regards to the annual goodwill impairment testing.   Management is confident that our financial statements for the year ended June 30, 2007 fairly present, in all material respects, our financial condition and results of operations.

The reportable condition has been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to improve the communication between our subsidiary and the parent company as well as to provide better forecasting models.  As part of this commitment, in the second quarter of our fiscal year ending June 30, 2008, we will begin by educating the staff and revising the internal forecasting and reporting procedures to ensure that changes are provided in a timely manner to management.    Management will continue to evaluate these procedures to improve the process.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of October 5, 2007, are as follows:

Name	Age	Position	Position Since
Phillip C. Thomas (1) (2)	58	President and Chief Executive Officer	2007

Stephen N. Bunker (1)	64	Vice President and Chief Scientist, Director	1987

Diane J. Ryan (1)	47	Vice President Finance and Chief Financial Officer	2003

Walter Wriggins (1)	63	Vice President and General Manager Core Systems	2004

Anthony J. Armini (3)	69	Chairman of the Board of Directors	1984

Michael Szycher (5) (6) (7)	68	Director	1999

David B. Eisenhaure (5) (6) (7)	61	Director	2002

Michael Turmelle (4) (6) (7)	48	Director	2005

(1)	Executive Officer
(2)	Promoted to President and Chief Executive Officer in September 2007
(3)	Formerly President and Chief Executive Officer through September 2007.
Remains Chairman of the Board of Directors
(4)	Chairman of the Audit Committee
(5)	Member of the Audit Committee for the fiscal year ended June 30, 2007
(6)	Member of the Compensation Committee for the fiscal year ended June 30, 2007
(7)	Member of the Nominating Committee for the fiscal year ended June 30, 2007

There are no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

Phillip C. Thomas has served as the Company’s Chief Executive Officer since September 2007, having joined the company in March 2007 as Chief Operating Officer.  Prior to joining Implant Sciences he served for eight years as CEO of DOBI Medical Systems.  He has also served as the Founder and CEO of Medication Delivery Devices Inc., a drug delivery company and as President of Mitek Systems, Inc. a NASDAQ high tech company which specialized in high security data products sold to the federal government.  Previously, he was the Director of the Federal Systems Division of Data General, Inc. and prior to that as a Product Line Manager at Wang Laboratories.  Mr. Thomas received his undergraduate degree from Brigham Young University.

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

Dr. Anthony J. Armini has been the Company’s President, Chief Executive Officer (“CEO”), and Chairman of the Board of Directors since the Company’s incorporation. He retired as President and CEO on September 27, 2007.  From 1972 to 1984, prior to the Company’s founding, Dr. Armini was Executive Vice President at Spire Corporation. From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation. Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967. Dr. Armini is the author of twenty two patents and fourteen publications in this field. Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and over twenty years experience with ion implantation in the medical and semiconductor fields.  As of September 2007, Dr. Armini has stepped down from his position as President and Chief Executive Office and has assumed a new position within the organization.  Dr. Armini will remain on the Board of Directors until the next annual shareholders meeting.

Dr. Michael Szycher joined the Company’s Board of Directors in December 1999. He has been President and Chief Executive Officer and Chairman of CardioTech International, Inc., a publicly traded manufacturer of medical devices and biocompatible polymers from 1996 until August 2006.  From 1988 to 1996, Dr. Szycher was Chairman and Chief Technology Officer of Polymedica Industries. Dr. Szycher is a recognized authority on polyurethanes and blood compatible polymers. He is the editor of six books on various subjects in blood compatible materials and devices and the author of eighty original research articles.

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

Michael Turmelle has served on the Company’s board of directors since December 2005. He is currently the Chief Financial Officer of Premium Power Corporation.  From 1987 until October of 2006 Mr. Turmelle worked for SatCon Technology Corporation holding several positions including Chief Financial Officer from 1991 until 2000 and Chief Operating Officer from 2000 to 2005. Prior to SatCon Mr. Turmelle worked for HADCO Corporation.  Mr. Turmelle holds a B.A. degree in Economics from Amherst College.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its directors, officers and employees and has been posted on the Company’s website: www.implantsciences.com.

AUDIT COMMITTEE

The Board has designated from among its members an Audit Committee, which consisted of Mr. Michael Turmelle (Chairman), Dr. Michael Szycher and Mr. David Eisenhaure, all of whom are independent members. Mr. Turmelle meets the requirements to qualify as a financial expert. The Audit Committee has the responsibility to ascertain that the Company’s financial statements reflect fairly the financial condition and operating results of the Company and to appraise the soundness, adequacy and application of accounting and operating controls. The Audit Committee recommends the independent auditors to the Board, reviews the scope of the audit functions of the independent auditors and reviews the audit reports.  In addition, the Audit Committee is responsible for reviewing and monitoring all related party transactions which may be entered into by the Company. The Audit Committee held a meeting each quarter during fiscal 2007. The responsibilities of the Audit Committee are outlined in a written charter available for review on the Company’s website: www.implantsciences.com.

NOMINATING COMMITTEE

The Board has designated from among its members a Nominating Committee, which consisted of Dr. Michael Szycher (Chairman), Mr. David Eisenhaure and Mr. Michael Turmelle, all of whom are independent members.  The Nominating Committee selects nominees for election as our directors. The committee will give the same consideration to a nominee for electing to the board of directors recommended by a stockholder of record if such recommendation is timely in accordance with, and is accompanied by the information required by the By-laws.

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

ITEM 11.                EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the material elements of compensation awarded to, earned by or paid to the executive officers identified in the Summary Compensation Table set forth below (whom we refer to as our named executive officers) in fiscal 2007.

The Compensation Committee of our Board of Directors generally has responsibility for reviewing and determining on both an annual and an as-needed basis the compensation of our named executive officers and key employees and reporting to the Board regarding the foregoing.  The Compensation Committee also has responsibility for administering our stock plans and determining the number of stock options, if any, to be granted under those plans and reporting to the Board regarding the foregoing.  None of the named executive officers are members of the Compensation Committee.

The current Compensation Committee members are Messrs: Eisenhaure, Turmelle and Szycher.  Mr. Eisenhaure is the Committee Chairman.  Each member of the Compensation Committee qualifies as an independent director under the American Stock Exchange’s listing standards.

In this “Compensation Discussion and Analysis” section, the terms, "we," "our," "us," and the "Committee" refer to the Compensation Committee of our Board of Directors.

Overview of Compensation Programs and Objectives

The objectives of the Compensation Committee in recommending the levels and components of compensation for the named executive officers are to:

(1)	Attract, motivate and retain talented and dedicated executives;
(2)	Motivate performance to achieve our established goals and objectives; and
(3)	Provide both cash and equity incentives that align the interests of the named executive officers with the long-term interests of our stockholders.

The Compensation Committee reviews the achievement of corporate goals and individual contributions to our success.  The Compensation Committee monitors the results of our executive compensation program to assure that the compensation paid to the named executive officers provides overall competitive pay levels and appropriately rewards superior performance.  The Compensation Committee relies on judgment and not upon rigid guidelines or formulas in determining the amount or mix of compensation elements for each named executive officer.  Factors affecting the Compensation Committee’s judgment include performance compared to strategic goals, the nature of the named executive officer’s responsibilities and his or her effectiveness in leading our initiatives to achieve our goals.  Our President and Chief Executive Officer, as the manager of the members of the executive team, assesses the executive officers’ individual contributions to their respective departmental goals and makes recommendations to the Compensation Committee with respect to increases in base salary, discretionary bonus and long-term incentive awards, for each member of the executive team.  The Compensation Committee evaluates, discusses and approves or modifies these recommendations.   Approval of each named executive officer’s compensation is made by the Compensation Committee and recommended to the Board for ratification.  As described in more detail below, the material components of the named executive officers’ compensation include base salary, discretionary bonus, long-term incentive awards, related severance protection, and other employee benefits.  The Compensation Committee believes that each element of our executive compensation program helps us to achieve one or more of our compensation objectives.

Base salaries and other employee benefits are all primarily intended to attract and retain qualified executives.  The value of these components in any given year is less dependent on performance than the other elements that comprise our executive compensation package.  The Compensation Committee believes that we need to provide the named executive officers with a level of predictable compensation in order to attract and retain top-caliber executives and reward their continued services.  The Compensation Committee’s general philosophy is that discretionary bonuses and long-term incentive compensation should fluctuate with our success in achieving financial and other goals, and that we should continue to use long-term compensation such as stock options to align stockholder and executives’ interests.  The Compensation Committee also believes that a mix of longer-term and short-term elements allows us to achieve the dual goals of attracting and retaining executives while motivating their continued performance and aligning their financial interests with those of our stockholders.

The Compensation Committee continues to place greater emphasis on the “performance” approach to executive compensation, whereby the named executive officers, would receive salary increases based, in part, on individual and Company performance and on the results of an independent compensation study.

The Compensation Committee uses relevant data points derived from independent compensation studies for comparable companies, such as salary surveys, to assist it in determining the compensation for each of our named executive officers.  While the Compensation Committee has found it difficult to benchmark the compensation levels of our named executive officers within a peer group of comparable companies due to the nature of our business and technology, it continues to evaluate the compensation practices of other companies in determining an appropriate level and mix of compensation.

Current Material Elements

Base Salary.  In determining the base salaries of our named executive officers in fiscal 2007, the Compensation Committee did not have a formal program to review base salary.  In setting the base salaries of our named executive officers for our fiscal year 2008, the Compensation Committee considered the performance of each named executive officer, including reviewing the nature of the named executive officer’s responsibilities, the Compensation Committee’s expectations for such named executive officer’s performance, and our past compensation practice.  Base salary is paid in cash.

Discretionary Bonuses.  There were discretionary bonus programs in place in fiscal 2007 for certain of our named executive officers. These amounts are disclosed in the Summary Compensation Table.

The Compensation Committee may recommend at the beginning of fiscal 2008 that discretionary bonuses be paid on an individual basis to a particular named executive officer using criteria which the Compensation Committee believes to be relevant, such as the performance of the particular officer or the accomplishment of specific objectives by such officer, as well as other factors such as our profitability, revenue, cash flow, customer generation, market share and industry position.

Long-Term Incentive Compensation. There was not a formal discretionary long term incentive compensation program in place in fiscal 2007.  Periodically, the Compensation Committee grants long-term incentive compensation, in the form of stock option grants, to our named executive officers in order to provide a long-term incentive which is directly tied to the performance of our stock.  These grants provide an incentive to maximize stockholder value by providing the executives an equity interest which further aligns their interests with those of the stockholders.  Vesting periods associated with such grants are used to retain our named executive officers and to emphasize the long-term aspect of contribution and performance.

Beginning in fiscal 2008, in making grants of long-term incentive compensation in the form of stock option grants to our named executive officers, the Compensation Committee will consider a number of factors, including our performance, the performance of such persons, the achievement of specific delineated goals, the responsibilities of such persons, the number of stock options and other awards each such person currently possesses and the underlying value of the options and other awards held.  Stock option grants are issued pursuant to the terms of the 2004 and 2000 Stock Option Plans, which have previously been approved by our stockholders.

Stock Options.  Pursuant to the terms of the 2004 Plan, Mr. Phillip C. Thomas received stock option grants at the time he joined the Company in March 2007.  In addition, Diane J. Ryan and Walter J. Wriggins each received stock options pursuant to the 2004 Plan during fiscal 2007.  No other named executive officers received stock option grants in fiscal 2007.  When issued, the exercise price of grants is 100% of the closing price of the underlying Common Stock on the date of grant.  In general, the options granted to our named executive officers vest in three equal annual installments over a three-year period beginning on the anniversary date of the date of grant.  The Compensation Committee may, in certain instances, grant performance-based options, though it has not done so to date.

Equity Grant Practices.  The Compensation Committee may grant awards to our named executive officers or other eligible participants under our 2004 or 2000 Stock Plans at any time during the year, including in connection with the hiring or promotion of employees or based upon other special circumstances or performance.  In accordance with longstanding policy, the Compensation Committee does not backdate or re-price options or grant options retroactively.  In addition, the Compensation Committee does not coordinate grants of options so that they are made before announcements of favorable information, or after announcements of unfavorable information.  Options are granted at fair market value (deemed to be the closing price of the underlying Common Stock on the date of grant) on a fixed date or event (such as a bi-annual grant schedule for existing employees or upon a new employee’s first day of work) with all required approvals obtained in advance of or on the actual grant date.

Change in Control Benefits and Severance Protection. Certain of our named executives have stock option grants which provide for acceleration of vesting in the event of a change of control of the Company. The executives shall be entitled to receive shares of common stock, or if applicable, shares of such other Stock or securities, cash or property as the holders of shares of common stock received pursuant to the terms of the change in control transaction. In addition, certain of our named executive officers have entered into employment agreements providing severance protection in the event of termination by the Company of the Named Executive Officer without Cause.  The Severance Protection provisions are further described below in “Employment Agreements.” The expense for this severance is estimated to be $263,000 at June 30, 2007.

Other Compensation and Benefits.  Our named executive officers participate in the same group insurance and employee benefit plans customarily offered to our other employees.  As a policy, we do not provide loans to our named executive officers.

Employment Agreements.

As of June 30, 2007, among the named executive officers, the President and Chief Executive Officer, the Vice President and Chief Scientist and the Vice President and General Manager of Core Systems have employment agreements as described in “Employment Agreements”.

Stock Ownership Guidelines

The Company currently does not require our directors or named executive officers to own a particular amount of our Common Stock.  The Compensation Committee recommends stock and option holdings to our directors and named executive officers to provide motivation to this group and to align their interests with those of our stockholders.  The majority of our directors and named executive officers are stockholders.

Return of Incentive Compensation by an Executive

In the case of a significant restatement of our financial results, the Board may take action to seek reimbursement of any portion of performance-based or incentive compensation that was paid or awarded which would not have been paid or awarded if such compensation had been calculated based on the restated financial results.  The Audit Committee of the Board will determine whether a financial restatement is significant and will make an initial determination of the effect of the restatement on the performance-base or incentive compensation.

Compensation Consultant

From time to time the company or the Compensation Committee may contractually engage or seek the advice of one or more compensation consultants; however, such consultants have no role in deciding the amount or form of named executive officer or director compensation.
Tax Consideration

The Compensation Committee currently intends for all compensation paid to our named executive officers to be tax deductible to us pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”).  Section 162(m) provides that we cannot deduct  for Federal income tax purposes compensation paid to our named executive officers in excess of $1,000,000, unless, in general, (1) such compensation is performance-based, established by a committee of outside directors and objective, and (2) the plan or agreement providing for such performance-based compensation has been approved in advance by stockholders.  The Compensation Committee believes that stockholder interests are best served by not restricting the Committee’s discretion and flexibility in crafting compensation programs, even though such programs may result in certain non-deductible compensation expenses.  Accordingly, in the future, the Compensation Committee may determine to adopt a compensation program that does not satisfy the conditions of Section 162(m) if in its judgment, after considering the additional costs of not satisfying Section 162(m), such program is appropriate.  However, the Compensation Committee does not anticipate paying any named executive officers in excess of $1,000,000 in the near term.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management.  Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Compensation Committee
of the Board of Directors

David Eisenhaure, Chairman
Michael Turmelle
Michael Szycher

The following table sets forth the aggregate cash compensation paid by us with respect to the three fiscal years ended June 30, 2005, 2006 and 2007 to our executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	Other Annual Compensation($)(1)	Total
Anthony J. Armini (2)	2007	$242,790	-	-	-	-	-	$22,628	$265,418
President, Chief Executive Officer and Chairman	2006	$214,712	-	-	$196,000	-	-	$12,353	$423,065
	2005	$213,101	-	-	-	-	-	$15,417	$228,518

Stephen N. Bunker	2007	$110,254	-	-	-	-	-	$1,102	$111,356
Vice President,	2006	$55,814	-	-	$137,000	-	-	$1,100	$193,914
Chief Scientist and Director	2005	$103,377	-	-	-	-	-	$1,077	$104,454

Phillip C. Thomas(3)	2007	$57,692	-	-	$177,600	-	-	$2,489	$237,781
President and Chief	2006	-	-	-	-	-	-	-	-
Executive Officer	2005	-	-	-	-	-	-	-	-

Diane J. Ryan	2007	$145,116	$18,750	-	$72,950	-	-	$1,220	$238,036
Vice President Finance and	2006	$137,308	-	-	$213,500	-	-	$1,217	$352,025
Chief Financial Officer	2005	$120,393	$25,000	-	-	-	-	$1,147	$146,540

Walter J. Wriggins (4)	2007	$140,000	$20,000	-	$28,500	-	-	$4,450	$192,950
Vice President and General	2006	$139,462	-	-	$77,400	-	-	$1,231	$218,093
Manager, Core Systems	2005	$101,124	-	-	-	-	-	-	$101,124

(1) Other annual compensation consists of life and disability insurance premiums and 401(k) plan beneftis paid by us on behalf of these executive officers.  In addition, Dr. Armini, Mr. Thomas and Mr. Wriggins received a car allowance of $8,993, $2,250 and $3,600 respectively.

(2) Dr. Armini stepped down and President and CEO on September 27, 2007. He remains Chairman of the Board.
(3) Joined the Company in March 2007. Promotoed to CEO on September 27, 2007.
(4) Joined the Company in October 2004.

Employment Agreements

Anthony J. Armini. On June 30, 2004, we entered into an employment agreement, with an initial term of three years and an automatic renewal for a successive period of three years, unless we or Dr. Armini give the other party not less than three months written notice of non-renewal. Under this employment agreement, Dr. Armini serves as our president and chief executive officer at a base salary of up to $210,000 and is subject to increase as authorized by the Compensation Committee. In addition, Dr. Armini may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days written notice. In the event we terminate Dr. Armini’s employment without cause, we will pay him 12 months’ salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Armini is subject to a non-competition provision.

On September 27, 2007, the Company and Dr. Armini entered into a Transition Agreement with a term of twenty four months.  Under this Transition Agreement Dr. Armini stepped down as President and Chief Executive Officer and assumed the position of Scientific Advisor.  Dr. Armini will remain the Chairman of the Board of Directors until the next annual meeting of shareholders.  During the Transition Period, the Company will compensate Dr. Armini at the annual rate of $250,000.  In addition, Dr. Armini may participate in the Company’s medical and dental insurance programs.  The Company may terminate this Transition Agreement only for cause and Dr. Armini may terminate the Transition Agreement for any reason, with each party giving the other written notice.  In conjunction with this, Dr. Armini has been issued a stock option for 200,000 shares which vest over the term of the Transition Agreement.  Dr. Armini will be subject to non-competition and confidentiality provisions.

Stephen N. Bunker. On June 30, 2004, we entered into an employment agreement, with an initial term of three years and an automatic renewal for a successive period of three years, unless we or Dr. Bunker give the other party not less than three months written notice of non-renewal. No such notice was given at June 30, 2007.  Under this employment agreement, Dr. Bunker serves as our vice president and chief executive scientist at a base salary of up to $150,000 and is subject to increase as authorized by the Compensation Committee. In addition, Dr. Bunker may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. We are entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice. In the event we terminate Dr. Bunker’s employment without cause, we will pay him 12 months’ salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Bunker is subject to a non-competition provision.

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

Phillip C. Thomas.  On March 12, 2007, we entered into an employment agreement whereby should Mr. Thomas’ employment be terminated for reasons other than cause during his first year of service, he will be paid six months base salary in compensation and one year of base compensation after one year of service.

Director Compensation

Our directors who are our employees do not receive any compensation for service on the board of directors. Directors, who are not our employees, are paid a yearly stipend of $6,000 and are reimbursed for reasonable travel expenses incurred in connection with attendance at board and committee meetings.  In addition, each independent Board member who attends a special board meeting is paid $750 per meeting.

Under the 2004 incentive and nonqualified stock option plan, each director who is not our employee, automatically receives an annual grant of options to purchase 10,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the date of election to the Board.  Each such option will have a term of ten years and will vest in full on the date of the grant.

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

In December 2004, the Company adopted the 2004 Stock Option Plan. The 2004 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. A total of 500,000 options were originally reserved for issuance under the 2000 Plan. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock. Options expire between five and ten years from the date of the option grant and have variable vesting periods. In December 2005, the stockholders of the Company approved an increase in the 2004 Incentive and Non-Qualified Stock Option Plan from by 500,000 shares to 1,000,000 shares. As of June 30, 2007, a total of 137,003, 245,602 and 278,000 shares are available for issuance under the 1998, 2000 and 2004 stock option plans, respectively.

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

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of June 30, 2007, a total of 10,669 shares are available for issuance under the Plan.

In December 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 Plan”). The 2006 Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of June 30, 2007, a total of 481,023 shares are available for issuance under the 2006 Plan.

OPTION GRANTS IN FISCAL 2007

The following table sets forth certain information regarding stock options granted in the fiscal year ended June 30, 2007 to the executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All other Stock Awards: Number of Shares of Stocks or Units	All other Option Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/sh)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Phillip C. Thomas	3/12/2007	-	-	-	120,000	120,000	120,000	-	-	$2.12
Diane J. Ryan	8/31/2006	-	-	-	20,000	20,000	20,000	-	-	$2.40
	3/5/2007	-	-	-	25,000	25,000	25,000	-	-	$2.05
Walter Wriggins	6/29/2007	-	-	-	25,000	25,000	25,000	-	-	$1.64

OUTSTANDING EQUITY AWARDS

The following table shows outstanding equity awards at June 30, 2007:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock that Have not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony J. Armini	48,000	-	-	$4.65	11/11/2007	-	-	-	-
	10,200	-	-	$2.31	3/4/2008	-	-	-	-
	50,000	-	-	$6.96	8/22/2008	-	-	-	-
	100,000	-	-	$4.50	12/13/2010	-	-	-	-
Stephen N. Bunker	50,000	-	-	$4.65	11/11/2007	-	-	-	-
	50,000	-	-	$6.33	8/22/2013	-	-	-	-
	50,000	-	-	$4.09	12/13/2015	-	-	-	-
Phillip C. Thomas	-	120,000	-	$2.12	3/12/2017	-	-	-	-
Diane J. Ryan	5,000	-	-	$10.90	4/4/2012	-	-	-	-
	20,000	-	-	$4.23	11/11/2012	-	-	-	-
	4,000	-	-	$2.10	3/4/2013	-	-	-	-
	21,800	-	-	3.16	5/21/2013	-	-	-	-
	50,000	-	-	$6.33	8/22/2013	-	-	-	-
	20,100	9,900	-	$9.15	7/28/2014	-	-	-	-
	30,000	-	-	$3.80	11/1/2015	-	-	-	-
	50,000	-	-	$4.09	12/13/2015	-	-	-	-
	-	20,000	-	$2.40	8/31/2016	-	-	-	-
	-	25,000	-	$2.05	3/5/2017	-	-	-	-
Walter J. Wriggins	33,500	16,500	-	$9.92	10/15/2014	-	-	-	-
	13,400	6,600	-	$3.58	4/22/2015	-	-	-	-
	30,000	-	-	$3.89	10/31/2015	-	-	-	-
	-	25,000	-	$1.64	6/29/2017	-	-	-	-

Option Exercises and Stock Vested for fiscal 2007

Not applicable

Nonqualified Deferred Compensation for fiscal 2007

Not applicable

The following table shows the details of compensation paid to outside directors of the Company during 2007:

Director Compensation for fiscal 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Szycher	13,500	-	16,200	-	-	-	29,700
David Eisenhaure	12,000	-	16,200	-	-	-	28,200
Michael Turmelle	13,500	-	16,200	-	-	-	29,700

COMPENSATION COMMITTEE

The Compensation Committee, which met two times during fiscal 2007, had all members, Mr. David Eisenhaure (Chairman), Mr. Michael Turmelle and Dr. Michael Szycher present, all of whom are independent board members. The Compensation Committee reviews and determines on both an annual and an as-needed basis the compensation of the Company’s chief executive officer (the “CEO”).  The Compensation Committee determines all elements of the CEO’s compensation, including salary, bonus, options, benefits and all other aspects of the total compensation package based on the compensation earned by a CEO in a similar corporation and industry. Additional responsibilities of the Compensation Committee are outlined in a written charter available for review on the Company’s website: www.implantsciences.com.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No person serving on the Compensation Committee at any time during fiscal 2007 was a present or former officer or employee of the Company or any of its subsidiaries. During fiscal 2007, other than Dr. Armini, no executive officer of the Company served as a member of the board of directors or compensation  committee (or other board committee performing equivalent functions) of another entity. During fiscal 2007, Dr. Armini served on the board of directors of Cardio-tech International.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of October 5, 2007, with respect to the beneficial ownership of our common stock of each director and nominee for director, each named executive officer in the executive compensation table above, all of our directors and current officers as a group, and each person known by us to be a beneficial owner of five percent or more of our common stock. This information is based upon information received from or on behalf of the individuals named therein.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Officers and Directors as a group	12,629,561	21%
Anthony J. Armini (3)	1,412,889	11%
Stephen N. Bunker(4)	751,048	6%
Diane J. Ryan (5)	238,642	2%
Walter J. Wriggins (6)	106,114	1%
Michael Szycher (7)	81,000	1%
David Eisenhaure (8)	76,000	1%
Michael Turmelle (9)	20,000	1%

(1)	Unless otherwise noted, each person identified possesses sole voting and investment power over the shares
(2)
The calculation of percentage of class is based on 11,835,661shares of common stock issued and outstanding as of October 5, 2007 plus any shares issuable upon exercise of options, to such persons and included as being beneficially owned by him.

(3)	Includes 229,200 shares exercisable within 60 days of the date hereof.
(4)	Includes 150,000 shares exercisable within 60 days of the date hereof.
(5)	Includes 210,800 shares exercisable within 60 days of the date hereof.
(6)	Includes 76,900 shares exercisable within 60 days of the date hereof.
(7)	Includes 79,000 shares exercisable within 60 days of the date hereof.
(8)	Includes 75,000 shares exercisable within 60 days of the date hereof.
(9)	Includes 20,000 shares exercisable within 60 days of the date hereof.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Chairman of the Board of Directors is also a director of CardioTech.

In March 2000, the Company entered into a joint research agreement with CardioTech to develop a proprietary porous polymer biocompatible coating technology as a platform for the Company’s proprietary radioactive brachytherapy technology. In consideration for this agreement, the Company agreed to pay $150,000 in cash and purchase 100,000 shares of CardioTech stock at a price of $1.00 per share. As of June 30, 2007, the Company has purchased these shares, the fair market value of which is $133,000 and is recorded as investments in available for sale securities in the accompanying consolidated balance sheet.

In March 2004 the Company entered into an Exchange & Venture Agreement with CardioTech International, Inc. (“CardioTech”), a public company and related party of the Company, and CorNova, Inc. (“CorNova”). CorNova is a start-up company incorporated as a Delaware corporation on October 12, 2003. CorNova’s focus is the development and marketing of innovative interventional cardiology products. In connection with the agreement, in March 2004, the Company and CardioTech issued 10,344 and 12,931 shares, respectively, of their respective common stock (the “Contributory Shares”) bearing an aggregate fair market value of $113,000 and $76,000, respectively, as of the date of the issuance. In exchange, the Company and CardioTech each received 1,500,000 shares of CorNova’s common stock, which represented a 30% ownership position for each party. In February 2005, upon CorNova’s securing of an additional $3,000,000 in financing (“Series A”), CardioTech and the Company each issued additional shares of their common stock, which was equal in value to twenty-five percent (25%) of the gross proceeds of the Series A Financing, or $750,000. As of June 30, 2007, the Company’s shares, represent a 16.2% ownership position.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

	June 30,
	2007	2006
Audit fees	$196,000	$173,500
Audit related fees	95,000	65,500
Tax fees	-	-
Other fees	23,000	63,000
	$314,000	$302,000

The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm. Through June 30, 2007, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

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

ITEM 15.                 EXHIBIT INDEX

The following are filed as part of this Form10-K
Exhibit No.	Ref. No.	Description

3.2	1	By-Laws of the Company.
3.3	1	Articles of Amendment to the Articles of Organization of the Company, dated June 9, 1999.
3.4	1	Restated Articles of Organization of the Company, dated June 9. 1999.
3.5	5	Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible Preferred Stock, dated October 7, 2002.
3.6	6	Certificate of Vote of Directors establishing Series B 5% Cumulative Convertible Preferred Stock, dated August 26, 2003.
3.7	7	Certificate of Vote of Directors establishing Series C 5% Cumulative Convertible Preferred Stock, dated November 25, 2003.
3.8	19	Certificate of Vote of Directors establishing Series D Convertible Preferred Stock, dated September 30, 2005.
3.9	20	Form of Amendment to Series D Cumulative Convertible Preferred Stock and Securities Purchase Agreement dated May 31, 2006.
4.1	2	Specimen certificate for the Common Stock of the Company.
10.01	1	1992 Stock Option Plan.
10.02	1	Form of Stock Option Agreement under the 1992 Stock Option Plan.
10.03	1	1998 Incentive and Nonqualified Stock Option Plan.
10.04	2	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.
10.05	2	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.
10.06	2	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan.
10.07	5	Common Stock Purchase Warrant for 55,000 shares issued to Laurus Master Fund, Ltd. Dated October 7, 2002.
10.08	6	Common Stock Purchase Warrant for 70,000 shares issued to Laurus Master Fund, Ltd. Dated August 28, 2003.
10.09	7	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, Dated November 25, 2003.
10.10	7	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated November 25, 2003.
10.11	7	Common Stock Purchase Warrant for 100,000 shares issued to Laurus Master Fund, Ltd. Dated November 25, 2003.
10.12	8	Exchange and Venture agreement between Implant Sciences Corporation, CardioTech International, and CorNova, Inc. dated March 5, 2004.
10.13	9	Form of Securities Purchase Agreement between Implant Sciences and certain investors.
10.14	9	Form of Warrant dated June, 17, 2004.
10.15	9	Form of Additional Investors Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors.
10.16	9	Form of Registration Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors.
10.17	10	Employment Agreement with Anthony J. Armini, dated June 30, 2004.
10.18	11	Agreement and Plan of Merger and Reorganization, dated October 13, 2004, by and among the Company, C Acquisition Corp., Core Systems Incorporated and Donald W. Lindsey.
10.19	12	Securities Purchase Agreements, dated March 4, 2005, by and between the Company and the Purchasers thereunder, with attached schedules.
10.20	12	Form of Common Stock Purchase Warrant, dated March 4, 2005, by the Company in favor of Pacific Wave Partners Limited.
10.21	12	Form of Common Stock Purchase Warrant, dated March 4, 2005, by the Company in favor of the Purchasers.
10.22	12	Form of Additional Investment Right, dated March 4, 2005, by and between the Company in favor of the purchasers.
10.23	12	Registration Rights Agreement, dated March 4, 2005, by and between the Company and the parties thereto.

10.24	13	Stock Purchase Agreement dated March 9, 2005 by and among the Company, Accurel and the Stockholders.
10.25	13	Form of the Securted Promissory Note dated March 9, 2005 made out by the Company in favor of the Stockholders.
10.26	13	Note and Security Agreement dated March 9, 2005, by and among the Company, the Stockholders and the Escrow Agent thereunder.
10.27	13	Holdback and Escrow Agreement dated March 9, 2005, by and among the Company, the Stockholders and the Escrow Agent thereunder.
10.28	14*	Development, Distribution and Manufacturing Agreement dated March 23, 2005 by and between the Company and Rapiscan Systems, Inc.
10.29	16	Form of Business Financing Agreement dated June 1, 2005 between the Company and Bridge Bank, N.A.
10.30	16	Form of Intellectual Property Security Agreement dated June 1, 2005 between Implant Sciences Corporation and Bridge Bank, N.A.
10.31	16	Form of Intellectual Property Security Agreement dated June 1, 2005 between C Acquisition Corp. and Bridge Bank, N.A.
10.32	17	Form of Securities Purchase Agreement, dated as of July 6, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.33	17	Form of Secured Term Note, dated as of July 6, 2005, by the Company in favor of Laurus Master Fund, Ltd.
10.34	17	Form of Subsidiary Guaranty, dated as of July 6, 2005, by the Company in favor of Laurus Master Fund, Ltd.
10.35	17	Form of Common Stock Purchase Warrant, by the Company in favor of Laurus Master Fund, Ltd.
10.36	17	Form of Funds Escrow Agreement.
10.37	17	Form of Master Security Agreement.
10.38	19	Securities Purchase Agreement by and between the Company and Laurus Master Fund, dated September 30, 2005.
10.39	19	Registration Rights Agreement by and between the Company and Laurus Master Fund, dated September 30, 2005.
10.40	19	Subsidiary Guaranty dated September 30, 2005.
10.41	19	Form of Common Stock Purchase Warrant dated September 30, 2005.
10.42	19	Form of Funds Escrow Agreement by and among the Company, Laurus Master Fund and Loeb & Loeb LLP.
10.43	19	Form of Master Security Agreement by and among the Company, C-Acquisition Corporation, Accurel Systems and Laurus Master Fund, dated September 30, 2005.
10.44	19	Form of Stock Pledge Agreement by and between the Company and Laurus Master Fund dated September 30, 2005.
10.45	20	Form of Common Stock Purchase Warrant, by the Company in favor of Laurus Master Fund, Ltd, dated May 31, 2006.
10.46 10.47 10.48 10.49 10.50 10.51	20 21 22 23 24 25
Form of Amendment to Securities Purchase Agreement by and between the Company and Laurus Master Fund dated May 31, 2006.
2000 Incentive and Non-Qualified Stock Option Plan
2005 Incentive Stock Option Plan
2004 Employee Stock Purchase Plan
Form of Business Financing Agreement with Bridge Bank dated January 3, 2007 and Form of Short term note with Laurus Master Fund, Ltd, dated December 29, 2006.
Transition Agreement between the Company and Anthony J. Armini dated September 27, 2007

21.1	18	Subsidiaries of the Company.
23.1		Consent of UHY LLP.
23.2		Consent of BDO Seidman, LLP.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998, and is incorporated herein by reference.
2	Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998, and is incorporated herein by reference.
3	Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999, and is incorporated herein by reference.
5	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2002 filed on October 15, 2002 and is incorporated herein by reference.
6	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2003 filed on September 29, 2003 and is incorporated herein by reference.
7	Previously filed on Form 8-K on December 12, 2003, and is incorporated herein by reference.
8	Previously filed on Form 8-K on March 18, 2004, and is incorporated herein by reference.
9	Previously filed on Form S-3 on July 14, 2004, and is incorporated herein by reference.
10	Previously filed in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and is incorporated herein by reference.
11	Previously filed on Form 8-K on October 19, 2004, and is incorporated herein by reference.
12	Previously filed on Form 8-K or Amendment Form 8-K on March 9, 2005 and is incorporated herein by reference.
13	Previously filed on Form 8-K on March 11, 2005 and is incorporated herein by reference.
14	Previously filed on an Amendment to Form 8-K on April 7, 2005 and is incorporated herein by reference.
15	Previously filed with this Registration Statement.
16	Previously filed on Form 8-K on June 13, 2005 and is incorporated herein by reference.
17	Previously filed on Form 8-K on July 14, 2005 and is incorporated herein by reference.
18	Previously filed on Form S-3 on August 4, 2005 and is incorporated herein by reference.
19	Previously filed on Form 8-K on October 5, 2005 and is incorporated herein by reference.
20	Previously filed on Form 8-K on June 6, 2006 and is incorporated herein by reference.
21 22 23 24 25
Previously filed on Form S-8 on December 12, 2003 and is incorporated herein by reference.
Previously filed on Form S-8 on October 27, 2006 and is incorporated herein by reference.
Previously filed on Form S-8 on July 26, 2007 and is incorporated herein by reference.
Previously filed on Form 8-K on January 5, 2007 and is incorporated herein by reference.
Previously filed on Form 8-K on October 3, 2007 and is incorporated herein by reference

*	Filed pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Implant Sciences Corporation

Date: October 15, 2007	/s/ Phillip C. Thomas
Phillip C. Thomas
President, Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, and each of the undersigned officers and directors of Implant Sciences Corporation hereby severally constitutes and appoints Phillip C. Thomas his true and lawful attorney-in-fact and agent, with full power to him, to sign for him, in his name in the capacity indicated below, all amendments to such report on Form 10-K, hereby ratifying and confirming his signature as it may be signed by his attorney to such report and any and all amendments thereto.

Date: October 15, 2007	/s/ Phillip C. Thomas
Phillip C. Thomas
President, Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2007	/s/ Diane J. Ryan
5iane J. Ryan
VP Finance and CFO
(Principal Financial and Accounting Officer)

Date: October 15, 2007	/s/ Stephen N. Bunker
Stephen N. Bunker
Vice President and Chief Scientist,
Director

Date: October 15, 2007	/s/ Anthony J. Armini
Anthony J. Armini
Chairman of the Board of Directors

Date: October 15,	/s/ Michael Szycher
Michael Szycher, Director

Date: October 15, 2007	/s/ David Eisenhaure
David Eisenhaure, Director

Date: October 15, 2007	/s/ Michael Turmelle
Michael Turmelle, Director