Form 10-Q
period 2007-09-30
IMPLANT SCIENCES CORP
filed 2007-11-14
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending September 30, 2007.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

107 Audubon Road, #5 Wakefield, MA	01880
(Address of Principal Executive Offices)	(Zip Code)

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

YES ___ NO X

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,417,000 as of November 9, 2007 (based on the closing price for such stock as of November 9, 2007).

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class	Outstanding at November 9, 2007
Common Stock, $.10 par value	11,854,638

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
ASSETS	2007	2007
Current assets:
Cash and cash equivalents	$ 7,143,000	$ 9,621,000
Accounts receivable, less allowance of $154,000 and $99,000, respectively	2,385,000	1,891,000
Accounts receivable, unbilled	90,000	162,000
Inventories	1,123,000	1,166,000
Investments - available for sale securities	165,000	158,000
Prepaid expenses and other current assets	752,000	755,000
Total current assets	11,658,000	13,753,000

Property and equipment, net	2,783,000	2,922,000
Amortizable intangible assets, net	68,000	77,000
Other non-current assets	679,000	786,000
Goodwill	2,062,000	2,062,000
Total assets	$ 17,250,000	$ 19,600,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$ 706,000	$ 708,000
Payable to Med-Tec	103,000	143,000
Accrued expenses	1,838,000	2,098,000
Accounts payable	1,656,000	1,133,000
Current portion of long- term lease liability	305,000	301,000
Deferred revenue	260,000	281,000
Total current liabilities	4,868,000	4,664,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	203,000	633,000
Long-term lease liability	660,000	735,000
Derivatives related to preferred stock features	283,000	133,000
Total liabilities	6,014,000	6,165,000

Commitments and contingencies (Note 7)
Series D Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 500,000 shares authorized, 378,900 and 393,939 shares outstanding as of September 30, 2007 and June 30, 2007, respectively [liquidation value $3,789,000 and $3,939,000 at September 30, 2007 and June 30, 2007, respectively]	3,057,000	2,989,000

Stockholders' equity
Common stock, $0.10 par value; 50,000,000 shares authorized at September 30, 2007 and June 30, 2007, respectively; 11,854,638 and 11,835,661 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	1,185,000	1,183,000
Additional paid-in capital	57,585,000	57,358,000
Accumulated deficit	(50,435,000)	(47,927,000)
Deferred compensation	(25,000)	(30,000)
Accumulated other comprehensive loss	(58,000)	(65,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' equity	8,179,000	10,446,000
Total liabilities and stockholders' equity	$ 17,250,000	$ 19,600,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30,
	2007	2006
Revenues:
Security	$ 1,347,000	$ 481,000
Semiconductor	1,737,000	1,623,000
Medical	134,000	1,160,000
Total revenues	3,218,000	3,264,000

Cost of revenues:
Cost of security revenues	821,000	616,000
Cost of semiconductor revenues	1,775,000	1,599,000
Cost of medical product revenues	312,000	850,000
Total cost of revenues	2,908,000	3,065,000

Gross margin	310,000	199,000

Operating expenses:
Research and development	690,000	567,000
Selling, general and administrative	1,739,000	1,487,000
Total operating expenses	2,429,000	2,054,000

Loss from operations	(2,119,000)	(1,855,000)

Other income (expense):
Interest income	101,000	4,000
Interest expense	(34,000)	(25,000)
Change in fair value of embedded derivatives related to preferred stock features	(150,000)	20,000
Equity losses in unconsolidated subsidiaries	-	(120,000)
Total other expense, net	(83,000)	(121,000)

Loss from continuing operations	(2,202,000)	(1,976,000)
Preferred distribution, dividends and accretion	(307,000)	(236,000)
Loss from continuing operations applicable to common shareholders	(2,509,000)	(2,212,000)
Income from discontinued operations	-	366,000
Net loss applicable to common shareholders	$ (2,509,000)	$ (1,846,000)
Net loss	$ (2,202,000)	$ (1,610,000)

Loss per share from continuing operations, basic and diluted	$ (0.19)	$ (0.17)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$ (0.21)	$ (0.19)
Income per share from discontinued operations	$ -	$ 0.03
Net loss per share applicable to common shareholders, basic and diluted	$ (0.21)	$ (0.16)
Net loss per share	$ (0.19)	$ (0.14)
Weighted average common shares outstanding used in computing basic and diluted loss per share	11,837,768	11,763,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Three Months Ended September 30,
Cash flows from operating activities:	2007	2006
Loss from continuing operations	$(2,202,000)	$(1,976,000)
Income from discontinued operations	-	366,000
Net loss	(2,202,000)	(1,610,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325,000	370,000
Amortization of intangible assets	9,000	42,000
Share-based compensation expense	208,000	147,000
Equity loss in unconsolidated subsidiaries	-	120,000
Change in fair value of embedded derivatives	150,000	(20,000)
Reserve for bad debts	55,000	-
Warrant accretion on Bridge Bank loan	3,000	-
Changes in operating assets and liabilities:
Accounts receivable	(477,000)	194,000
Inventories	43,000	(164,000)
Prepaid expenses and other assets	28,000	146,000
Accounts payable	523,000	(313,000)
Accrued expenses	(260,000)	34,000
Deferred revenue	(21,000)	(15,000)
Lease liability	(71,000)	27,000
Net cash used in continuing operations	(1,687,000)	(1,042,000)
Net cash provided by discontinued operations	-	424,000
Net cash used in operating activities	(1,687,000)	(618,000)

Cash flows from investing activities:
Purchase of property and equipment	(104,000)	(36,000)
Change in other non-current assets	-	(24,000)
Net cash used in continuing operations	(104,000)	(60,000)
Net cash used in discontinued operations	-	(50,000)
Net cash used in investing activities	(104,000)	(110,000)

Cash flows from financing activities:
Proceeds from issuance of common stock including the exercise of options and the Employee Stock Purchase Plan	26,000	143,000
Employee notes receivable	-	(45,000)
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(88,000)	(101,000)
Payments on Series D Cumulative Redeemable Convertible Preferred Stock	(150,000)	-
Principal payments of long-term debt and capital lease obligations	(475,000)	(6,000)
Net cash used in continuing operations	(687,000)	(9,000)
Net cash used in discontinued operations	-	(101,000)
Net cash used in financing activities	(687,000)	(110,000)
Net change in cash and cash equivalents	(2,478,000)	(838,000)
Cash and cash equivalents at beginning of the period	9,621,000	2,074,000
Cash and cash equivalents at end of the period	$ 7,143,000	$ 1,236,000
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$ 31,000	$ 57,000
Noncash Investing and Financing Activity:
Capital equipment acquired under capital lease	$ -	$ 139,000
Accretion of Series D Cumulative Redeemable Convertible Preferred Stock dividends, derivatives and warrants	$ 218,000	$ 135,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

1. Description of Business

Implant Sciences Corporation (the “Company”) develops products for the security equipment, semiconductor processing and medical device industries. The Company has both developed and acquired technologies using ion implantation and thin film coatings for semiconductor and medical device applications, the modification of orthopedic joint implant surfaces to reduce polyethylene wear generation and the coating of cardiovascular devices. This technology has further evolved to include new applications in the area of trace explosives detection products.

On May 1, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) to sell substantially all of the assets (the “Transaction”) of its subsidiary, Accurel Systems International Corporation (“Accurel), a California corporation, to Evans Analytical Group LLC (“Evans”), a Delaware limited liability company. Evans acquired all of the fixed assets and accounts receivable of the Company. The total purchase price of the Transaction was approximately $12,705,000. In addition, the Company issued warrants to purchase 350,000 shares of the Company’s common stock to Legend Merchant Group, our investment banker involved with the Transaction, at a price of $2.00 per share and agreed to pay them a fee based upon a percentage of gross aggregate consideration received by the Company, and an additional 25,000 warrants were issued to other consultants involved with the Agreement, at a price of $2.00 per share.

In connection with the Transaction, we entered into an escrow agreement (the “Escrow Agreement”) with Evans, Accurel, and Zions First National Bank.  Pursuant to the Escrow Agreement, Evans deposited $1,000,000 (the “Escrow Amount”) of the total purchase price for the assets into an escrow account.  Any valid claims for indemnification made by Evans pursuant to the Agreement shall be drawn from this sum. The Escrow Agreement provides, subject to any claims of indemnifications, for a release of $500,000 on approximately each of March 31, 2008 and March 31, 2009.

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

Risks and Uncertainties

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products. For the three months ended September 30, 2007, the Company reported a net loss applicable to common shareholders of $2,509,000 and used $1,687,000 in cash from operations. As of September 30, 2007, the Company had an accumulated deficit of approximately $50,435,000 and working capital of $6,790,000. The Company has a term loan with a bank, which matures in August 2009 and has an unpaid balance of approximately $872,000. Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations. Failure of the Company to achieve its projections may require the Company to seek additional financing.

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

During fiscal 2007, the Company experienced a significant reduction in its semiconductor business. This decline came from the sale of the assets of Accurel in May 2007. The effect of this sale is being reported as discontinued operations in the accompanying financial statements. In addition, in June 2007, the Company sold certain of its assets related to its brachytherapy business and divested the prostate seed and medical software business and will now only supply services and components to medical device manufacturers of this product line. Management is currently working on a plan to keep the remaining assets in service. However, should management be unsuccessful in formalizing this plan, there is a possibility that future periods may report discontinued operations relating to these remaining assets.

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

2. Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented. The result of operations and cash flows for the three months ended September 30, 2007 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K as of and for the year ended June 30, 2007 filed with the Securities and Exchange Commission on October 15, 2007.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Core Systems Incorporated (“Core”) (the “Subsidiary”). All intercompany balances have been eliminated in consolidation. Substantially all of the assets of the Company’s wholly-owned subsidiary, Accurel, have been sold pursuant to the Agreement and accordingly, our financial statements have reflected the statement of operations of Accurel as discontinued operations for the three months ended September 30, 2006. Additionally, the related information contained in the notes to the financial statements includes those of the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

Our significant accounting policies are described in Note 2 to the financial statements of Item 8 of our Form 10-K as of June 30, 2007. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, business combinations, valuation for goodwill and acquired intangible assets, accounting for embedded derivatives and warranty reserves.

3. Inventories

Inventories consist of the following:

	September 30, 2007	June 30, 2007
Raw materials	$ 695,000	$ 737,000
Work-in-progress	128,000	94,000
Finished goods	300,000	335,000
	$ 1,123,000	$ 1,166,000

4.  Property and Equipment

    Property and equipment consists of the following:

	September 30, 2007	June 30, 2007
Total property and equipment	$ 10,011,000	$ 9,826,000
Less: accumulated depreciation	(7,228,000)	(6,904,000)
	$ 2,783,000	$ 2,922,000

    The Company recorded depreciation expense of approximately $325,000 and $370,000 for the three month period ended September 30, 2007 and 2006, respectively. Equipment purchased pursuant to capital leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense. The depreciable lives of the assets acquired in the Core acquisition, which were originally given seven year lives, have been revised to five year lives as a result of the annual goodwill impairment review conducted in August of 2007.

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2007	June 30, 2007
Accrued compensation and benefits	$ 579,000	$ 555,000
Accrued taxes	299,000	478,000
Other accrued liabilities	960,000	1,065,000
	$ 1,838,000	$ 2,098,000

The Company accrues warranty costs in the period the related revenue is recognized and adjusts the reserve balance as needed to address potential future liabilities. The following table details the changes in the Company’s warranty reserve, which is included in other accrued liabilities in the schedule above.

Balance at June 30, 2007	$ 57,000
Accrued warranty expense	32,000
Charges against the reserve	(19,000)
Balance at September 30, 2007	$ 70,000

6.  Investment in Unconsolidated Subsidiaries

As of September 30, 2007, the Company has a 16.2% interest in CorNova, Inc. as a result of 87,031 shares having been issued to CorNova by the Company. For the three month period ended September 30, 2007 and 2006, the Company recognized approximately $0 and $120,000 of equity losses in unconsolidated subsidiaries, representing the Company’s portion of CorNova’s net loss.

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

In conjunction with the acquisition of Accurel, the Company recorded a lease liability of $829,000. This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, if the lease had been negotiated under current market conditions. Subsequently, as a result of the sale of Accurel, the Company has recorded an additional lease liability of $487,000 representing that portion of the lease in excess of the sublease arrangement with Evans. The balance of the lease liability on September 30, 2007 is $965,000 of which $305,000 is current. Under the terms of the leases, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to these facilities.

Future minimum rental payments required under capital leases and operating leases with non-cancelable terms in excess of one year at September 30, 2007, together with the present value of net minimum lease payments are as follows:

	Capital Lease Payments	Operating Lease Payments (1)	Sublease Income
Year ending June 30:
2008	$ 20,000	$ 1,105,000	$ 185,000
2009	27,000	1,201,000	253,000
2010	15,000	578,000	260,000
2011 and remaining	2,000	84,000	66,000
Total future minimum lease payments	64,000	$ 2,968,000	$ 764,000
Less: amounts representing interest	(6,000)
Present value of future minimum lease payments	58,000
Less: current portion	(17,000)
Capital lease obligation, net of current portion	$ 41,000

                            (1) adjusted for the effect of the sublease on the Lucerne Road facility

(b) Employment Agreements

On June 30, 2004, the Company entered into an employment agreement with Dr. Stephen Bunker, the Company’s Vice President and Chief Scientist, with an initial term of three years and an automatic renewal for a successive period of three years, unless the Company or Dr. Bunker give the other party not less than three months written notice of non-renewal. Under this employment agreement, Dr. Bunker serves as the Company’s vice president and chief executive scientist at a base salary of up to $150,000, subject to increase as authorized by the Compensation Committee. In addition, Dr. Bunker may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position. The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice. In the event the Company terminates Dr. Bunker’s employment without cause, the Company will pay him 12 months’ salary. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Dr. Bunker is subject to a non-competition provision.

On October 15, 2004, the Company entered into an employment agreement with Walter J. Wriggins, the Company’s Vice President and General Manager of Core Systems, with an initial term of one year and an automatic renewal for a successive period of one year, unless the Company or Mr. Wriggins give the other party not less than thirty days written notice of non-renewal. Under this employment agreement, Mr. Wriggins serves as the Company’s vice president of business development/operations and general manager of Core Systems at a initial base salary of $140,000, subject to increase as authorized by the Compensation Committee. In addition, Mr. Wriggins may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position. The Company is entitled to terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice. In the event the Company terminates Mr. Wriggins’ employment without cause, the Company will pay him the balance of the salary due for the term of the agreement. Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for a period of two years after the term of the employment agreement, Mr. Wriggins is subject to a non-competition provision

On March 12, 2007, the Company entered into an employment agreement with Phillip C. Thomas, the Company’s President and CEO, whereby should Mr. Thomas’ employment be terminated for reasons other than cause during his first year of service, he will be paid six months base salary in compensation and one year of base compensation after one year of service.

On September 27, 2007, the Company entered into a Transition Agreement with Dr. Anthony J. Armini, the Company’s former President and CEO, with a term of twenty four months. Under this Transition Agreement Dr. Armini stepped down as President and Chief Executive Officer and assumed the position of Scientific Advisor. Dr. Armini will remain the Chairman of the Board of Directors until the next annual meeting of shareholders. During the Transition Period, the Company will compensate Dr. Armini at the annual rate of $250,000. In addition, Dr. Armini may participate in the Company’s medical and dental insurance programs. The Company may terminate this Transition Agreement only for cause and Dr. Armini may terminate the Transition Agreement for any reason, with each party giving the other written notice. In conjunction with this, Dr. Armini has been issued a stock option for 200,000 shares of common stock at an exercise price of $2.09 per share, of which 25,000 shares vest immediately, and the remaining 175,000 shares vest 25,000 per quarter over the term of the Transition Agreement. These options were valued using the Black Scholes method and the following assumptions: volatility 96%, risk free interest rate of 4.01% and expected life of 1.75 years.

(c) Litigation

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

On March 23, 2005, we entered into a Development, Distribution and Manufacturing Agreement (the “Rapiscan Agreement”) with Rapiscan Systems, Inc. (“Rapiscan”).  Under the terms of this agreement, we gave Rapiscan the exclusive worldwide rights to market our Quantum SnifferTM portable and benchtop trace detection devices under their private label.  We also agreed to give Rapiscan the exclusive worldwide rights to distribute certain other new security products which we may develop in the future with their funding, as well as rights, in some circumstances, to manufacture certain components of the private-labeled Quantum SnifferTM portable and benchtop trace detection devices.

On March 23, 2006, Rapiscan filed a complaint against the Company and its contract assembler, Columbia Tech, in the United States District Court for the Central District of California, regarding the Rapiscan Agreement.  Rapiscan’s complaint against the Company is based upon claims of breach of contract and breach of warranty and is requesting a decree for specific performance, declaratory relief and injunctive relief. Rapiscan’s complaint against Columbia Tech is based upon injunctive relief, declaratory relief and tortuous interference with contractual relations. On April 12, 2006, Rapiscan dismissed all claims against Columbia Tech.

On March 24, 2006, the Company brought suit in the United States District Court in the District of Massachusetts against Rapiscan and its parent, OSI Systems, Inc. (“OSI”). The Company is requesting rescission of the Rapiscan Agreement, plus damages, based on claims of misrepresentation. In the alternative, the Company is seeking termination of the Rapiscan Agreement due to material breaches of contract and the implied covenant of good faith and fair dealing and for damages due to Rapiscan’s breach of contract and the implied covenant of good faith and fair dealing.

In August 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff. In late 2006, Rapiscan and OSI filed a motion to dismiss certain of the Company’s claims. The court dismissed Company’s claim of breach of fiduciary duty, but the motion to dismiss was denied in all other respects. The parties are presently near the end of the discovery process, which should be completed in early December 2007. OSI and Rapiscan have filed four motions for partial summary judgment with respect to certain discrete claims. Two of the motions were denied in their entirety. The third was denied in the only material respect and granted in two immaterial respects. The fourth motion is scheduled to be heard in late November 2007. The trial is expected in early 2008.

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

8.	Redeemable Convertible Preferred Stock

The following table reflects the required redemption of the Series D before the effect of the accrued dividends:

Year ending June 30:	Preferred Stock Monthly Redemption Schedule
2008 remaining 9 months	$ 1,365,000
2009	2,424,000
$ 3,789,000

On December 28, 2006, Laurus consented to permit the Company to defer the December 2006, January 2007, February 2007, March 2007, April 2007, May 2007, June 2007, July 2007, and August 2007 redemptions to the end of the term. The monthly redemption of approximately $152,000 plus accrued dividends resumed on September 1, 2007. Subject to certain conditions, including the market price being above $4.57 per common share, it is at the Company’s option to pay this amount in cash or in common stock at a fixed conversion price of $4.15 per common share.

The Company valued the Series D at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the embedded derivative instruments and offering costs. The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D preferred stock, the amount allocated to warrants, the value attributed to the embedded derivatives and issuance costs. The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value at September 1, 2008, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. As of September 30, 2007, $1,569,000 was amortized. As of September 30, 2007 and June 30, 2007, the fair value of this conversion feature approximated $283,000 and $133,000, respectively. The value of the embedded derivatives related to the adjustable dividend rate and the potential default provisions were determined to be immaterial at September 30, 2007.

9.	Share-based compensation plans

Stock Option Plans

As of September 30, 2007, a total of 137,003, 55,602, and 278,000 shares are available for issuance under the 1998 Stock Option Plan, the 2000 Incentive and Non-Qualified Stock Option Plan and the 2004 Stock Option Plan, respectively.

The following table presents the cumulative activity of the stock option plans for the three months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2007	1,790,738	$ 4.66
Granted	210,000	$ 2.09
Exercised	-	-
Cancelled	(20,000)	$ 10.15
Outstanding at September 30, 2007	1,980,738	$ 4.36
Options exercisable at end of period	1,251,858	$ 5.27
Weighted-average fair value of options granted during period		$ 0.91

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

The Company recorded $208,000 and $147,000 of stock based compensation, which includes $8,000 and $7,000 of compensation expense attributable to its Employee Stock Purchase Plan and $26,000 and $11,000 of non-cash stock-based compensation related to warrants issued to non-employees, in the three month period ended September 30, 2007 and 2006, respectively

The total non-cash stock-based compensation expense, included in the consolidated statement of operations for the three month period ended September 30, 2007 and 2006, respectively, is included in the following expense categories:

	Three months ended September 30,
	2007	2006
Cost of revenues	$ 32,000	$ 40,000
Research and development	23,000	21,000
Selling, general and administrative	153,000	86,000
Total	$ 208,000	$ 147,000

As of September 30, 2007 there was $722,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.

Period Ended June 30:
Remaining 9 months 2008	$ 321,000
2009	285,000
2010	115,000
Thereafter	1,000
Total	$ 722,000

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

	Three month period ended September 30, 2007		Three month period ended September 30, 2006
	Stock Option Plan	Stock Purchase Plan	Stock Option Plan	Stock Purchase Plan
Risk free interest rate	4.01% - 4.34%	4.95%	4.85% - 5.07%	5.17%
Expected dividend yield	0%	0%	0%	0%
Expected lives (years)	1.75 - 3.5 years	6 months	3.5 - 6 years	6 months
Expected volatility	96% - 97%	97%	78% - 79%	78%
Expected forfeiture rate	10%	0%	10%	0%
Contractual term	2 - 5 years	6 months	5 - 10 years	6 months

Employee Stock Purchase Plan

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of September 30, 2007, a total of 10,669 shares are available for issuance under the Plan.

In December 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 Plan”). The 2006 Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of September 30, 2007, a total of 481,023 shares are available for issuance under the 2006 Plan.

  Compensation expense under the 1998 and 2006 Plans for the three month periods ended September 30, 2007 and 2006 is $8,000 and $7,000 respectively.

Non-qualified options and warrants

Included in the consolidated statement of operations for the period ended September 30, 2007 is $26,000 of compensation expense attributable to other non-employee options and warrants.

10.	Long-term Debt and Credit Arrangements

MED-TEC Payment Obligation

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the original Distributor Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor agreed to work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The present value of this payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%. This amount was recorded as an intangible asset and is being amortized over its estimated useful life of 29 months.  As of September 30, 2007, the outstanding and past due principal balance is approximately $103,000.  For the three months ended September 30, 2007 and 2006, the Company recorded approximately $3,000 and $6,000, respectively, of interest expense relating to this transaction.

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

Pursuant to the Loan Agreement, the Company issued to Bridge Bank. N.A. a seven-year warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 78%, an expected life 7 years, and a risk free interest rate of 4.54%. Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note and warrants have been recorded at their relative fair value. The Company will accrete the value of the warrants, $28,000, to the term note over the life of the note. As of September 30, 2007, approximately $9,000 has been amortized.

As of September 30, 2007 and June 30, 2007, this revolving credit facility had a zero balance. As of September 30, 2007 and June 30, 2007, the term note had a balance of $872,000 and $1,299,000, respectively.

11.	Financial Information by Segment and Customer Concentration

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the chief executive officer and members of senior management. The Company's reportable segments are: Security Products, Semiconductor and Medical..

Gross margin is the measure that management uses when evaluating the Company’s segments; therefore, operating expenses are excluded from the financial information below.

The revenues, expenses and assets related to these segments from continuing operations for the three months ended September 30, 2007 and 2006 are:

Three months ended September 30, 2007	Security	Semiconductor	Medical	Total

Revenue	$ 1,347,000	$ 1,737,000	$ 134,000	$ 3,218,000
Cost of revenues	821,000	1,775,000	312,000	2,908,000
Gross profit (deficit)	$ 526,000	$ (38,000)	$ (178,000)	$ 310,000

Assets	$ 5,409,000	$10,029,000	$ 1,812,000	$17,250,000

Three months ended September 30, 2006
Revenue	$ 481,000	$ 1,623,000	$ 1,160,000	$ 3,264,000
Cost of revenues	616,000	1,599,000	850,000	3,065,000
Gross profit (deficit)	$ (135,000)	$ 24,000	$ 310,000	$ 199,000

Assets	$ 1,704,000	$10,758,000	$ 3,310,000	$15,772,000

International sales accounted for $809,000 and $1,458,000 for the three month period ended September 30, 2007 and 2006 respectively.

During the three months ended September 30, 2007 the Company had one customer that comprised 20% of the consolidated revenue and 26% of the consolidated accounts receivable.

12.	Goodwill and Other Intangible Assets

At September 30, 2007 and June 30 2007, the Company had goodwill of $2,062,000. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance. The Company may employ the work of independent appraisers in making its determination. The Company makes its annual assessment as of August 31st of each year to determine if its goodwill is impaired.

Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce. These assigned values are amortized over the period of time those cash flows are estimated to be produced. Management continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired. As of September 30, 2007, management believes no impairment exists.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long lived assets and/or asset groups shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable due to certain events or changes in circumstances. At June 30, 2007, when management measured the semiconductor processing reporting unit, it concluded that an impairment existed and recorded an adjustment of $3,829,000.

There were no changes in the carrying value of goodwill for the three months ended September 30, 2007, however, future events could cause management to conclude that impairment indicators exist and that goodwill and intangible assets with indefinite lives associated with the Company’s acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Goodwill is as follows:

Semiconductor Services
Balance as of September 30, 2007 and June 30, 2007	$ 2,062,000

The following table summarizes the Company’s intangible assets as of September 30, 2007:

	Gross carrying amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2007	Additions	September 30, 2007	June 30, 2007	Additions	September 30, 2007	September 30, 2007

Customer Base	$ 161,000	$ -	$ 161,000	$113,000	$ 6,000	$ 119,000	$ 42,000

Technology	97,000	-	97,000	68,000	3,000	71,000	26,000

Total	$ 258,000	$ -	$ 258,000	$ 181,000	$ 9,000	$ 190,000	$ 68,000

Estimated amortization expense for intangible assets with finite lives on our balance sheet as of September 30, 2007, for the fiscal years ending June 30, is as follows:

2008 remaining 9 months	$ 25,000
2009	34,000
2010	9,000
$ 68,000

13.	Earnings (loss)

The Company had the following potential dilutive securities outstanding on September 30, 2007; options and warrants to purchase 1,980,738 and 2,593,267 shares, respectively, of the Company’s common stock at weighted average exercise prices of $4.36 and $5.58 per share, respectively and Series D Preferred Stock convertible into an aggregate of 913,107 shares of the Company’s common stock. Such potential dilutive securities were not included in the calculation of diluted loss per share in the period ended September 30, 2007 because the inclusion thereof would be antidilutive.

14.	Discontinued Operations

On May 1, 2007, the Company completed the sale of its Accurel Division to Evans (“Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of approximately $12,705,000 of which $1,000,000 was placed in escrow. At June 30, 2007, the Company determined that the proceeds, less the related transaction costs of approximately $1,794,000 in cash fees and expenses, taxes of $197,000, and $390,000 in a non-cash charge for three year warrants issued, were less than the book value of the net assets transferred of $11,570,000 and therefore a loss on the sale of Accurel of $1,246,000 was recorded in the year ended June 30, 2007 as a component of the loss from discontinued operations

In accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the September 30, 2007 financial statements have been prepared and historical statements of operations have been reclassified to present the results of Accurel as discontinued operations. The Company has clearly (i) eliminated Accurel’s financial results from its ongoing operations, (ii) determined that Accurel, as operated as a separate subsidiary was a separate component of its aggregated business as, historically, management reviewed separately the Accurel financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Accurel after the sale.

Condensed results of operations relating to Accurel for the three months ended September 30, 2006 are as follows:

Three Months Ended September 30, 2006
Revenues:	$2,316,000
Gross profit	$ 866,000
Operating income	$ 390,000
Income from discontinued operations	$ 366,000

15.	Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on July 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If the tax position does not meet the “more-likely-than-not” threshold, then it is not recognized in the financial statements.  The Company’s adoption of FIN 48 as of July 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

The Company has reviewed the tax positions to taken, or to be taken, in its tax returns for all tax years currently open to examination by taxing authority in accordance with the recognition and measurement standards of FIN 48.  At September 30, 2007, there is no aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements.

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

The Company manages its business and reports results from operations for three business segments: Security Products, which includes development contracts and product sales related to the Company’s trace explosives detection products; Semiconductor, which includes ion implantation, disk refurbishment and source conditioning equipment, and Medical, which includes orthopedic and radiopaque coatings, and other related activities.

Substantially all of the assets of the Company’s wholly-owned subsidiary, Accurel, have been sold. Management’s discussion and analysis of financial condition and results of operations are based on the Company’s continuing operations.

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the three month period ended September 30, 2007 and 2006. It should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Three Month Period Ended September 30, 2007 vs. September 30, 2006

Revenues for the three months ended September 30, 2007 were $3,218,000 as compared to $3,264,000 in the three months ended September 30, 2006, a decrease of $46,000 or 1%. Our revenues by business segment are as follows:

	Three months ended
	September 30, 2007	September 30, 2006
Security products	$ 1,347,000	$ 481,000
Semiconductor	1,737,000	1,623,000
Medical	134,000	1,160,000
Total	$ 3,218,000	$ 3,264,000

The Security Products business segment revenue increased by $866,000 or 180%. This increase is due to an increase in the number of units shipped during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Our Semiconductor business segment revenues increased by $114,000 or 7%. This increase is due to a general increase in the demand for disk refurbishment equipment and services. Revenues in the Medical business segment for the three months ended September 30, 2007 were $134,000 as compared to $1,160,000 in the three months ended September 30, 2006, a decrease of $1,026,000 or 88%. This decrease in revenues is primarily due to a certain orthopedic customer discontinuing its need for our coating combined with the sale of certain assets related to the prostate seeds and medical software in June, 2007. We expect this decline in medical revenue as compared to fiscal 2007 will continue throughout fiscal 2008.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2007 was $2,908,000 as compared to $3,065,000 in the prior three months period ended September 30, 2006, a decrease of $157,000 or 5%. The cost of revenues by business segment is as follows:

	Three months ended
	September 30, 2007	September 30, 2006
Security products	$ 821,000	$ 616,000
Semiconductor	1,775,000	1,599,000
Medical	312,000	850,000
Total	$ 2,908,000	$ 3,065,000

Cost of revenues for our Security Products segment was $821,000 for the three months ended September 30, 2007 as compared to $616,000 for the prior year period representing an increase of $205,000 or 33%. The increase in the Security products business segment costs of revenues is primarily related to the increase in the Security products business segment revenues. Semiconductor business segment cost of revenues was $1,775,000 for the three months ended September 30, 2007 as compared to $1,599,000 for the prior year three month period, an increase of $176,000 or 11%. The increase in Semiconductor cost of revenue reflects the increased revenues at our Semiconductor business segment. Cost of revenues for our Medical business segment was $312,000 for the three months ended September 30, 2007 as compared to $850,000 for the three months ended September 30, 2006, a decrease of $538,000, or 63%. This decrease in cost of revenues is primarily the result of the decrease in Medical revenues due to the Company divesting its prostate seed and medical software business in June, 2007.

Gross Margins (deficit)

	Three months ended September 30, 2007
	Security	Semiconductor	Medical	Total
Revenues	$1,347,000	$ 1,737,000	$ 134,000	$ 3,218,000
Cost of revenues	821,000	1,775,000	312,000	2,908,000
Gross margin (deficit)	$ 526,000	$ (38,000)	$ (178,000)	$ 310,000
Margin %	39%	(2%)	(133%)	10%

	Three months ended September 30, 2006
	Security	Semiconductor	Medical	Total
Revenues	$ 481,000	$ 1,623,000	$1,160,000	$ 3,264,000
Cost of revenues	616,000	1,599,000	850,000	3,065,000
Gross margin (deficit)	$ (135,000)	$ 24,000	$ 310,000	$ 199,000
Margin %	(28%)	1%	27%	6%

Overall gross margins were 10% of revenues in the three months ended September June 30, 2007 as compared to 6% in the prior year period. The increase in overall gross margins is primarily the result of an increase in gross margins in our Security products business segment. Security products had a gross margin of $526,000 or 39% as compared with a gross margin loss of $135,000 or 28% in the corresponding prior year period. The improvement in security products gross margin is due to a significant increase in unit sales of our handheld explosives detectors in the three month period ended September 30, 2007 as compared with the corresponding prior year period. The Semiconductor business segment showed a gross margin deficit of $38,000 or 2% in the three months ended September 30, 2007, as compared to a gross margin of $24,000 or 1%. The decrease in the Semiconductor gross margin was primarily a result of increased expenses incurred relating to the relocation of certain pieces of capital equipment from our Wakefield facility to our Sunnyvale facility. This move required additional outside consultants and services to bring the equipment back on line. The Medical products business segment showed a gross deficit of $178,000 in the three months ended September 30, 2007 as compared to a gross margin of $310,000 in the prior year three month period. This decrease in gross margin in the Medical products business segment is due to the decrease in revenues to a level below the associated fixed and variable costs due to the Company divesting its prostate seed and medical software business in June, 2007.

Research and Development. Research and development expense for the three months ended September 30, 2007 was $690,000 as compared to $567,000 for the comparable prior year period, an increase of $123,000 22%. The Company continued to expend funds to further the development of new products in the areas of explosives and toxic substance detection. In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts. The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants. Research and development expenses prior to starting the government contracts are charged to operating expenses.

Selling, General and Administrative. Selling, general and administrative expense for the three months ended September 30, 2007 was $1,739,000 as compared to $1,487,000 for the comparable prior year period, an increase of $252,000, or 17%. The majority of this increase relates to increases in legal and accounting fees combined with increased travel and share-based compensation expenses.

Other Income and Expense, Net. For the three months ended September 30, 2007, we recorded other expense, net, of $83,000 as compared to $121,000, in the comparable prior year period, a decrease of $38,000 or 31%. Other income and expense includes a loss of $0 and $121,000 for the period ended September 30, 2007 and 2006, respectively, representing the Company’s share of losses attributable to its investment in CorNova, an unconsolidated subsidiary accounted for under the equity method of accounting. Interest expense in the current year period was $34,000 compared to $25,000 in the prior year period. This increase in interest expense was offset by an increase in interest income of $97,000 as compared with the comparable prior year period. This increase is a result of investing the cash proceeds from the sale of Accurel.

Loss from Continuing Operations. Loss for the three months ended September 30, 2007 was $2,202,000 as compared with $1,976,000 for the comparable prior year period, an increase in net loss of $226,000, or 11%. The increase in net loss is primarily the result of a $375,000 increase in operating expenses offset by a $97,000 increase in interest income.

Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $307,000 in the three months ended September 30, 2007 as compared to $236,000 in the prior year period.

Income From Discontinued Operations. Income for the three months ended September 30, 2007 was $0 as compared with income of $366,000 in the corresponding prior year period. The Company sold the assets of its Accurel subsidiary on May 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had approximately $7,143,000 in the form of cash and cash equivalents. During the three months ended September 30, 2007, operating activities used cash of approximately $1,687,000. Net cash used by operating activities primarily reflects the $2,202,000 net loss, increased by a $477,000 increase in accounts receivable due to shipments of handheld explosive detection units in September along with an increase in accrued expenses of $260,000, which were partially offset by a $523,000 increase in accounts payable, depreciation and amortization expenses of $325,000 and share based compensation expenses of $208,000. The Company has approximately $620,000 of raw materials and finished goods inventories related to its handheld explosives detection product. This inventory was acquired in anticipation of future shipments of this product to customers. Orders for the explosives detection product to date have typically been from foreign governments or agencies of foreign governments. The sales cycle to these entities can take a number of months to close the order, set up letters of credit from the customer covering the payment, and obtain the necessary export licenses and other required documentation. Investing activities used $104,000 of cash primarily for investment in, or deposits on property and equipment. Financing activities used cash of $687,000 and consist primarily of $475,000 in cash payments on bank loans and capital leases along with $238,000 in cash dividends and payments to the holders of the Series D preferred stock.

The Company currently has a $5.0 million revolving credit facility (the “line of credit”) with with Silicon Valley based Bridge Bank, N.A. (the “Bank”). This line of credit, which expires in December 2008, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable and up to the lesser of $1,000,000 or forty percent (40%) of eligible inventory, bears interest at the prime rate, plus one-half percent (1/2%) per annum, and is collateralized by all assets of the Company. In addition, the Company has a 30-month term loan with the Bank, bearing an interest rate at the prime rate plus one percent (1%) per annum payable in thirty (30) equal monthly installments of principal, plus all accrued interest beginning on February 10, 2007.

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

Based on the current sales, expense and cash flow projections, including cash flows generated from the sale of our Accurel subsidiary in May 2007, the Company believes that the current level of cash and cash-equivalents on hand, the net proceeds from its revolving line of credit, cash from operations and the funds remaining on a contract received from the U.S. Army in August 2006, will be sufficient to fund operations for the next twelve months. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, the sale of assets and through its lending institutions. Future expenditures for research and product development, especially relating to outside testing, are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of September 30, 2007 are as follows:

	Debt and Capital Lease(1)	Operating Lease(1)(2)	MED-TEC	Total

2008	$ 2,071,000	$ 1,105,000	$ 167,000	$ 3,343,000
2009	2,618,000	1,201,000	-	3,819,000
2010	15,000	578,000	-	593,000
2011	2,000	84,000	-	86,000
Total	$ 4,706,000	$ 2,968,000	$ 167,000	$ 7,841,000

                            (1) Payments include interest
                            (2) Adjusted for sublease

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of our Form 10-K as of June 30, 2007. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. In accordance with SFAS No. 142, (“Goodwill and Other Intangible Assets”), goodwill and other intangible assets with indefinite lives are no longer amortized, but rather such assets are subject to annual impairment reviews or more frequently, if events or circumstances indicate that they may be impaired.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company’s financial instruments include cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired. Cash equivalents represent a deposit in a money market account. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. At September 30, 2007, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") and our internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Quarterly Report, we present the conclusions of our CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS

Appearing as exhibits to this Quarterly Report are "Certifications" of the CEO and the CFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including the CEO and CFO, has concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and have concluded that the controls and procedures are effective at that reasonable assurance level.

SCOPE OF THE CONTROLS EVALUATION

The CEO/CFO evaluation of our Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various review and evaluation activities are to monitor our Disclosure Controls and Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On March 23, 2005, we entered into a Development, Distribution and Manufacturing Agreement (the “Rapiscan Agreement”) with Rapiscan Systems, Inc. (“Rapiscan”).  Under the terms of this agreement, we gave Rapiscan the exclusive worldwide rights to market our Quantum SnifferTM portable and benchtop trace detection devices under their private label.  We also agreed to give Rapiscan the exclusive worldwide rights to distribute certain other new security products which we may develop in the future with their funding, as well as rights, in some circumstances, to manufacture certain components of the private-labeled Quantum SnifferTM portable and benchtop trace detection devices.

On March 23, 2006, Rapiscan filed a complaint against the Company and its contract assembler, Columbia Tech, in the United States District Court for the Central District of California, regarding the Rapiscan Agreement.  Rapiscan’s complaint against the Company is based upon claims of breach of contract and breach of warranty and is requesting a decree for specific performance, declaratory relief and injunctive relief. Rapiscan’s complaint against Columbia Tech is based upon injunctive relief, declaratory relief and tortuous interference with contractual relations. On April 12, 2006, Rapiscan dismissed all claims against Columbia Tech.

On March 24, 2006, the Company brought suit in the United States District Court in the District of Massachusetts against Rapiscan and its parent, OSI Systems, Inc. (“OSI”). The Company is requesting rescission of the Rapiscan Agreement, plus damages, based on claims of misrepresentation. In the alternative, the Company is seeking termination of the Rapiscan Agreement due to material breaches of contract and the implied covenant of good faith and fair dealing and for damages due to Rapiscan’s breach of contract and the implied covenant of good faith and fair dealing.

In August 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff. In late 2006, Rapiscan and OSI filed a motion to dismiss certain of the Company’s claims. The court dismissed Company’s claim of breach of fiduciary duty, but the motion to dismiss was denied in all other respects. The parties are presently near the end of the discovery process, which should be completed in early December 2007. OSI and Rapiscan have filed four motions for partial summary judgment with respect to certain discrete claims. Two of the motions were denied in their entirety. The third was denied in the only material respect and granted in two immaterial respects. The fourth motion is scheduled to be heard in late November 2007. Trial is expected in early 2008.

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

Item 1a  Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007. You should consider carefully all of the material risks described in the Form 10-K, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3.  Defaults Upon Senior Securities

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5.  Other

    None

Item 6.  List of Exhibits and Reports

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

                                Implant Sciences Corporation

Date: November 14, 2007                                                             /s/Phillip C. Thomas
                                                                    Phillip C. Thomas
                                                                           President and CEO

November 14, 2007                                                               /s/ Diane J. Ryan
                                                                            Diane J. Ryan
                                                                            Chief Financial Officer