Form 10-Q
period 2007-12-31
IMPLANT SCIENCES CORP
filed 2008-02-19
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ending December 31, 2007.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

107 Audubon Road, #5 Wakefield, MA	01880
(Address of Principal Executive Offices)	(Zip Code)
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,172,000 as of February 13, 2008  (based on the closing price for such stock as of February 13, 2008).

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class	Outstanding at February 13, 2008
Common Stock, $.10 par value	12,114,553

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31, June 30,
ASSETS	2007	2007
Current assets:
Cash and cash equivalents	$4,804,000	$9,621,000
Accounts receivable, less allowance of $159,000 and $99,000, respectively	1,188,000	1,891,000
Accounts receivable, unbilled	14,000	162,000
Inventories	1,199,000	1,166,000
Investments - available for sale securities	93,000	158,000
Prepaid expenses and other current assets	740,000	755,000
Total current assets	8,038,000	13,753,000

Property and equipment, net	1,702,000	2,922,000
Amortizable intangible assets, net	23,000	77,000
Other non-current assets	684,000	786,000
Goodwill	765,000	2,062,000
Total assets	$11,212,000	$19,600,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$716,000	$708,000
Line of credit	228,000	-
Payable to Med-Tec	83,000	143,000
Accrued expenses	1,757,000	2,298,000
Accounts payable	1,419,000	1,133,000
Current portion of long- term lease liability	308,000	301,000
Deferred revenue	34,000	81,000
Total current liabilities	4,545,000	4,664,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	30,000	633,000
Long-term lease liability	608,000	735,000
Derivatives related to preferred stock features	-	133,000
Total liabilities	5,183,000	6,165,000

Commitments and contingencies (Note 7)
Series D Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 500,000 shares authorized, 333,333 and 393,939 shares outstanding as of December 31, 2007, and June 30, 2007, respectively (liquidation value $3,333,000 and $3,939,000 at December 31, 2007 and June 30, 2007, respectively)	2,813,000	2,989,000

Stockholders' equity
Common stock, $0.10 par value; 50,000,000 shares authorized at December 31, 2007 and June 30, 2007, respectively; 11,854,638 and 11,835,661 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	1,185,000	1,183,000
Additional paid-in capital	57,781,000	57,358,000
Accumulated deficit	(55,540,000)	(47,927,000)
Deferred compensation	(7,000)	(30,000)
Accumulated other comprehensive loss	(130,000)	(65,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' equity	3,216,000	10,446,000
Total liabilities and stockholders' equity	$11,212,000	$19,600,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED CONSLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,		Six months ended December 31,
Revenues:	2007	2006	2007	2006
Security	$369,000	$1,905,000	$1,716,000	$2,386,000
Semiconductor	1,353,000	1,915,000	3,090,000	3,538,000
Medical	162,000	1,038,000	296,000	2,198,000
Total revenues	1,884,000	4,858,000	5,102,000	8,122,000

Cost of revenues:
Cost of security revenues	408,000	1,160,000	1,229,000	1,776,000
Cost of semiconductor revenues	1,518,000	1,667,000	3,293,000	3,266,000
Cost of medical product revenues	367,000	934,000	679,000	1,784,000
Total cost of revenues	2,293,000	3,761,000	5,201,000	6,826,000

Gross margin (deficit)	(409,000)	1,097,000	(99,000)	1,296,000

Operating expenses:
Research and development	699,000	433,000	1,389,000	1,000,000
Selling, general and administrative	1,812,000	1,770,000	3,551,000	3,257,000
Impairment of long lived assets and goodwill	2,215,000	37,000	2,215,000	37,000
Total operating expenses	4,726,000	2,240,000	7,155,000	4,294,000

Loss from operations	(5,135,000)	(1,143,000)	(7,254,000)	(2,998,000)

Other income (expense):
Interest income	64,000	8,000	165,000	12,000
Interest expense	(27,000)	(32,000)	(61,000)	(57,000)
Change in fair value of embedded derivatives related to preferred stock features	283,000	685,000	133,000	705,000
Equity losses in unconsolidated subsidiaries	-	(38,000)	-	(158,000)
Total other expense, net	320,000	623,000	237,000	502,000
Loss from continuing operations	(4,815,000)	(520,000)	(7,017,000)	(2,496,000)
Preferred distribution, dividends and accretion	(289,000)	(145,000)	(596,000)	(381,000)
Loss from continuing operations applicable to common shareholders	(5,104,000)	(665,000)	(7,613,000)	(2,877,000)
Income from discontinued operations	-	123,000	-	489,000
Net loss applicable to common shareholders	(5,104,000)	(542,000)	(7,613,000)	(2,388,000)
Net loss	$(4,815,000)	$(397,000)	$(7,017,000)	$(2,007,000)

Loss per share from continuing operations, basic and diluted	$(0.41)	$(0.04)	$(0.59)	$(0.21)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.43)	$(0.06)	$(0.64)	$(0.24)
Income per share from discontinued operations	$-	$0.01	$-	$0.04
Net loss per share applicable to common shareholders, basic and diluted	$(0.43)	$(0.05)	$(0.64)	$(0.20)
Net loss per share	$(0.41)	$(0.03)	$(0.59)	$(0.17)
Weighted average common shares outstanding used in computing basic and diluted loss per share	11,844,093	11,775,557	11,840,931	11,768,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED CONSLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended December 31,
Cash flows from operating activities:	2007	2006
Loss from continuing operations	$(7,017,000)	$(2,496,000)
Income from discontinued operations	-	489,000
Net loss	(7,017,000)	(2,007,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	637,000	694,000
Amortization of intangible assets	17,000	83,000
Share-based compensation expense	422,000	428,000
Equity loss in unconsolidated subsidiaries	-	175,000
Change in fair value of embedded derivatives	(133,000)	(705,000)
Loss on equipment sale or write down	-	37,000
Impairment of long lived assets and goodwill	2,224,000	-
Reserve for bad debts	60,000	(21,000)
Deferred compensation	-	(37,000)
Warrant accretion on Bridge Bank loan	6,000	-
Changes in operating assets and liabilities:
Accounts receivable	791,000	(791,000)
Inventories	(33,000)	117,000
Prepaid expenses and other assets	35,000	317,000
Accounts payable	286,000	193,000
Accrued expenses	(541,000)	(257,000)
Deferred revenue	(47,000)	6,000
Lease liability	(120,000)	60,000
Net cash used in continuing operations	(3,413,000)	(1,708,000)
Net cash provided by discontinued operations	-	1,029,000
Net cash used in operating activities	(3,413,000)	(679,000)

Cash flows from investing activities:
Purchase of property and equipment	(225,000)	(36,000)
Change in other non-current assets	-	(227,000)
Net cash used in continuing operations	(225,000)	(263,000)
Net cash used in discontinued operations	-	(131,000)
Net cash used in investing activities	(225,000)	(394,000)

Cash flows from financing activities:
Proceeds from issuance of common stock including the exercise of options and the Employee Stock Purchase Plan	26,000	154,000
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(166,000)	(349,000)
Payments on Series D Cumulative Redeemable Convertible Preferred Stock	(606,000)	-
Net proceeds (payments) on line of credit	228,000	(34,000)
Principal payments of long-term debt and capital lease obligations	(661,000)	(13,000)
Net cash used in continuing operations	(1,179,000)	(242,000)
Net cash used in discontinued operations	-	(221,000)
Net cash used in financing activities	(1,179,000)	(463,000)
Net change in cash and cash equivalents	(4,817,000)	(1,536,000)
Cash and cash equivalents at beginning of the period	9,621,000	2,074,000
Cash and cash equivalents at end of the period	$4,804,000	$538,000

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$61,000	$62,000

Noncash Investing and Financing Activity:
Accretion of Series D Cumulative Redeemable Convertible Preferred Stock Dividends, derivatives and warrants	$430,000	$381,000
Execution of credit agreement pending receipt of cash proceeds	$-	$1,050,000
Relative fair value of warrants issued in conjunction with executed credit agreement	$-	$450,000
The accompanying notes are an integral part of these condensed consolidated financial statements

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

1.           Description of Business

      Implant Sciences Corporation (the “Company”) provides products and services for the security, safety and drug (“SS&D”) market as well as semiconductor and medical device industries. The Company has both developed and acquired technologies using ion implantation and thin film coatings for semiconductor and medical device applications, including the coating of cardiovascular devices and other products.  This technology has further evolved to include applications in the area of trace explosives detection products.

On May 1, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) to sell substantially all of the assets (the “Transaction”) of its subsidiary, Accurel Systems International Corporation (“Accurel), a California corporation, to Evans Analytical Group LLC (“Evans”), a Delaware limited liability company.  Evans acquired all of the fixed assets and accounts receivable of the Company.  The total purchase price of the Transaction was approximately $12,705,000. In addition, the Company issued warrants to purchase 350,000 shares of the Company’s common stock to Legend Merchant Group, the investment banker involved with the Transaction, at a price of $2.00 per share and agreed to pay them a fee based upon a percentage of the gross aggregate consideration received by the Company. An additional 25,000 warrants were issued to other consultants involved with the Agreement, at a price of $2.00 per share.

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

In June 2007, the Company sold certain of the assets related to its brachytherapy products and divested the prostate seed and medical software businesses.  Management is currently working on a plan to keep the remaining coating assets in service by offering services and components to certain medical device manufacturers.  However, should management be unsuccessful in formalizing this plan, there is a possibility that future periods may report discontinued operations relating to these remaining assets.

        The Company currently markets and sells its existing trace explosives detector products while continuing to make significant investments in developing the next generation of these products.

In February 2008, the Company entered into a binding term sheet to acquire substantially all of the assets and certain enumerated liabilities of San Diego, CA based Ion Metrics, Inc.  Ion Metrics is in the business of producing low cost mass sensor systems for the detection and analysis of chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  The integration of the Ion Metrics technologies into the Company’s  Quantum Sniffer product line provide us with opportunities to introduce smaller, lower cost, and higher performance security solutions.

The Company has largely completed the process of consolidating all semiconductor processing at its Core Systems subsidiary located in Sunnyvale, CA.  In February 2008, the Board of Directors of the Company instructed management to actively pursue identifying a buyer for this subsidiary.

Risks and Uncertainties

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products. For the six months ended December 31, 2007, the Company reported a net loss applicable to common shareholders of $7,613,000 and used $3,413,000 in cash from operations. As of December 31, 2007, the Company had an accumulated deficit of approximately $55,540,000 and working capital of $3,493,000. The Company has a term loan with a bank, which matures in August 2009 and has an unpaid balance of approximately $712,000.  Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations. Failure of the Company to achieve its projections may require the Company to seek additional financing or discontinue operations.

On January 3, 2007, the Company executed an agreement with San Jose, CA based Bridge Bank, N.A. which increased the Company’s revolving credit facility from $1.5 million to $5.0 million (see Note 10).  Based on the current sales, expense and cash flow projections, the proceeds from this facility and the sale of certain assets, management believes there are plans in place to sustain operations for at least the next twelve months.  However, there can be no assurance that management will be successful in executing these plans.  These plans depend on a substantial increase in sales of the Company’s handheld trace explosives detector product.  Management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through sales of its products, government grants and awards, strategic alliances, private financing sources, and through its lending institutions.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from continuing operations. The Series D preferred stock contains mandatory redemptions on a monthly basis. These mandatory redemptions are redeemable in cash or shares of the Company’s common stock, at the Company’s option, so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price.  The Company received a waiver of the monthly amortization payments for the period December 2006 – August 2007, to the mandatory redemption date. The redemption payments resumed in September 2007.

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

During fiscal 2007, the Company experienced a significant reduction in its semiconductor business.  This decline resulted from the sale of the assets of Accurel in May 2007.  The effect of this sale is being reported as discontinued operations in the accompanying financial statements.  In addition, in June 2007, the Company sold certain of its assets related to its brachytherapy business and divested the prostate seed and medical software businesses.  Management is currently working on a plan to keep the remaining coating assets in service by offering services and components to certain medical device manufacturers.  However, should management be unsuccessful in formalizing this plan, there is a possibility that future periods may report discontinued operations relating to these remaining assets.

       The Company experienced a significant reduction in security product sales in the quarter ended December 31, 2007, as compared with the comparable prior year period.  Security product sales have a long sale cycle, and are often subject to export control.  In an effort to identify new opportunities and stimulate sales, the Company has expanded its sales staff and implemented a new sales tool to assist in this effort.  However, there can be no assurance that these efforts will translate to improved revenue.

The Company has a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. Management will continue to pursue these grants and contracts to support its research and development efforts primarily in the areas of trace explosives detection.

2.           Interim Financial Statements and Basis of Presentation

      The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The result of operations and cash flows for the six months ended December 31, 2007 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K as of and for the year ended June 30, 2007 filed with the Securities and Exchange Commission on October 15, 2007.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Core Systems Incorporated (“Core”) (the “Subsidiary”).  All intercompany balances have been eliminated in consolidation.  Substantially all of the assets of the Company’s wholly-owned subsidiary, Accurel, have been sold pursuant to the Agreement and accordingly, our financial statements have reflected the statement of operations of Accurel as discontinued operations for the three and six months ended December 31, 2007 and 2006.  Additionally, the related information contained in the notes to the financial statements includes those of the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

Our significant accounting policies are described in Note 2 to the financial statements of Item 8 of our Form 10-K as of June 30, 2007.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of financial statements in conformity with U.S. GAAP  requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, business combinations, valuation for goodwill and acquired intangible assets, accounting for embedded derivatives and warranty reserves.

    Certain reclassifications were made to the fiscal year 2007 financial statements to confform to the fiscal year 2008 presentation.

3.           Inventories

Inventories consist of the following:
	December 31,	June 30,
	2007	2007
Raw materials	$661,000	$737,000
Work-in-progress	125,000	94,000
Finished goods	413,000	335,000
	$1,199,000	$1,166,000

4.           Property and Equipment

Property and equipment consists of the following:

	December 31,	June 30,
	2007	2007
Total property and equipment	$9,243,000	$9,826,000
Less: accumulated depreciation	(7,541,000)	(6,904,000)
	$1,702,000	$2,922,000

      The Company recorded depreciation expense of approximately $312,000 and $324,000 for the three month periods ended December 31, 2007 and 2006, respectively, and $637,000 and $694,000 for the six month periods ended December 31, 2007 and 2006, respectively. Equipment purchased pursuant to capital leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.  The depreciable lives of the assets acquired in the Core acquisition, which were originally given seven year lives, were revised to five year lives at June 30, 2007, as a result of the annual goodwill impairment review conducted in August of 2007.  In February 2008, the Board of Directors committed to a plan to actively pursue a buyer for its Semiconductor Reporting Unit.  As a result, in the quarter ending March 31, 2008, the Company expects to present its Semiconductor Reporting Unit as "Assets Held for Sale" and these assets will cease to be depreciated.

5.           Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2007	2007
Accrued compensation and benefits	$423,000	$555,000
Accrued taxes	285,000	478,000
Accrued legal and accounting	119,000	192,000
Accured interest	101,000	105,000
Rapiscan settlement accrual	200,000	200,000
Other accrued liabilities	629,000	768,000
	$1,757,000	$2,298,000

The Company accrues warranty costs in the period the related revenue is recognized and adjusts the reserve balance as needed to address potential future liabilities.  The following table details the changes in the Company’s warranty reserve, which is included in other accrued liabilities in the schedule above.

Balance at June 30, 2007	$57,000
Accrued warranty expense	32,000
Charges against the reserve	(19,000)
Balance at September 30, 2007	$70,000
Accrued warranty expense	5,000
Charges against the reserve	(24,000)
Balance at December 31, 2007	$51,000

6.           Investment in Unconsolidated Subsidiaries

     As of December 31, 2007 the Company has a 15.1% interest in CorNova, Inc. as a result of 87,031 shares having been issued to CorNova by the Company.  The Company recognized approximately $0 and $38,000 for the three month periods ended December 31, 2007 and 2006, respectively, of equity losses in unconsolidated subsidiaries, representing the Company’s portion of CorNova’s net loss, and $0 and $175,000 for the six month periods ended December 31, 2007 and 2006, respectively.  As a result of the cumulative net losses incurred, the Company’s investment in CorNova is $0.

The Company had been accounting for its investment in this unconsolidated subsidiary under the equity method due in part to the significant control the Company had as a result of Dr. A. J. Armini, the former President and CEO of Implant Sciences, being on CorNova’s Board of Directors.  As a result of Dr. Armini resigning from his board position at CorNova, the equity method is no longer appropriate and the cost method will be used.

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

In conjunction with the acquisition of Accurel, in March 2005, the Company recorded a lease liability of $829,000. This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, if the lease had been negotiated under current market conditions.  Subsequently, as a result of the sale of Accurel, the Company has recorded an additional lease liability of $487,000 representing that portion of the lease in excess of the sublease arrangement with Evans.  The balance of the lease liability on December 31, 2007 is $916,000 of which $308,000 is current.  Under the terms of the leases, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to these facilities.

In conjunction with the Company’s plans to do some research and development and minor manufacturing work in New Mexico, in April 2007, the Company executed an operating lease which expires on May 1, 2010.  The lease allows for early termination as well as providing the Company an option to extend the lease for five additional years. Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility.  The fit out of the facility was completed in November 2007.

Future minimum rental payments required under capital leases and operating leases with non-cancelable terms in excess of one year at December 31, 2007, together with the present value of net minimum lease payments are as follows:

	Capital Lease Payments	Operating Lease Payments (1)	Sublease Income
Year ending Dec 31:
2008, remaining 6 months	$13,000	$738,000	$124,000
2009	27,000	1,201,000	253,000
2010	15,000	578,000	260,000
2011 and remaining	2,000	84,000	66,000
Total future minimum lease payments	57,000	$2,601,000	$703,000
Less: amounts representing interest	(7,000)
Present value of future minimum lease payments	50,000
Less: current portion	(20,000)
Capital lease obligation, net of current portion	$30,000

(1) adjusted for the effect of the sublease on the Lucerne Road facility

(b) Employment Agreements

        On September 27, 2007, the Company entered into a Transition Agreement with Dr. Anthony J. Armini, the Company’s former President and Chief Executive Officer (“CEO”), with a term of twenty four months.  Under this Transition Agreement Dr. Armini stepped down as President and CEO and assumed the position of Scientific Advisor.  Dr. Armini remained the Chairman of the Board of Directors until the December 2007 annual meeting of shareholders, at which time he left the Board..  During the Transition Period, the Company will compensate Dr. Armini at the annual rate of $250,000.  In addition, Dr. Armini may participate in the Company’s medical and dental insurance programs.  The Company may terminate this Transition Agreement only for cause and Dr. Armini may terminate the Transition Agreement for any reason, with each party giving the other written notice.  In conjunction with this, Dr. Armini has been issued a stock option for 200,000 shares of common stock at an exercise price of $2.09 per share, of which 25,000 shares vest immediately, and the remaining 175,000 shares vest 25,000 per quarter over the term of the Transition Agreement.  These options were valued using the Black Scholes method and the following assumptions:  volatility 96%, risk free interest rate of 4.01% and expected life of 1.75 years.

On December 12, 2007, the Company entered into an employment agreement with Mr. Phillip Thomas, the Company’s President and Chief Executive Officer, having an initial term of three years, an annual base salary of $275,000, an annual incentive bonus program and a car allowance.  In conjunction with this, Mr. Thomas has been issued an option for 280,000 shares of common stock at an exercise price of $1.15 per share, of which 93,333 vest immediately, and the remaining 186,667 vest over 24 months.  These options were valued using the Black Scholes method and the following assumptions:  volatility 82%, risk free interest rate of 3.67% and expected life of 6 years.  In addition, Mr. Thomas may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position. The Company may terminate his employment for any material breach of his employment agreement at any time upon at least 30 days’ written notice. In the event the Company terminates Mr. Thomas’ employment without cause, the Company will pay him 12 months salary on a regular payroll basis.  Under his employment agreement, he is subject to restrictive covenants, including confidentiality provisions and a one year non-compete and non-solicitation provision.

(c)           Litigation

        From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

On March 23, 2005, we entered into a Development, Distribution and Manufacturing Agreement (the “Rapiscan Agreement”) with Rapiscan Systems, Inc. (“Rapiscan”).  Under the terms of this agreement, we gave Rapiscan the exclusive worldwide rights to market our Quantum Sniffer portable and benchtop trace detection devices under their private label.  We also agreed to give Rapiscan the exclusive worldwide rights to distribute certain other new security products which we may develop in the future with their funding, as well as rights, in some circumstances, to manufacture certain components of the private-labeled Quantum Sniffer portable and benchtop trace detection devices.

On March 23, 2006, Rapiscan filed a complaint against the Company and its contract assembler, Columbia Tech, in the United States District Court for the Central District of California, regarding the Rapiscan Agreement.  Rapiscan’s complaint against the Company was based upon claims of breach of contract and breach of warranty and was requesting a decree for specific performance, declaratory relief and injunctive relief. Rapiscan’s complaint against Columbia Tech was based upon injunctive relief, declaratory relief and tortuous interference with contractual relations. On April 12, 2006, Rapiscan dismissed all claims against Columbia Tech.

On March 24, 2006, the Company brought suit in the United States District Court in the District of Massachusetts against Rapiscan and its parent, OSI Systems, Inc. (“OSI”). The Company requested rescission of the Rapiscan Agreement, plus damages, based on claims of misrepresentation.  In the alternative, the Company was seeking termination of the Rapiscan Agreement due to material breaches of contract and the implied covenant of good faith and fair dealing and for damages due to Rapiscan’s breach of contract and the implied covenant of good faith and fair dealing.

In August 2006, as a result of motions made by both parties, the two lawsuits (the “Pending Litigation”) have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff.  In late 2006, Rapiscan and OSI filed a motion to dismiss certain of the Company’s claims.  The court dismissed Company’s claim of breach of fiduciary duty, but the motion to dismiss was denied in all other respects.  OSI and Rapiscan had filed four motions for partial summary judgment with respect to certain discrete claims.  Two of the motions were denied in their entirety.  The third was denied in the only material respect and granted in two immaterial respects.

On January 4, 2008, the Company executed a Settlement Agreement (the “Settlement Agreement”) with OSI and Rapiscan to resolve the Pending Litigation and to enter into additional agreements.  In addition to the immediate dismissal of the Pending Litigation, other terms of the Settlement Agreement include, (i) the rescission of the Rapiscan Agreement, (ii) the payment by the Company of $200,000, such payment to be made in the form of shares of the Company’s common stock,  (iii) the granting of non-exclusive distribution rights to Rapiscan, (iv) the payment by the Company of up to $1,000,000 in Technology Transfer Fees, payable over time at a rate of 2% of the gross sales price received by the Company when and if a passenger portal is sold, and (v) the opportunity for OSI to supply certain components to the Company.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business. We do not believe that any of these proceedings will have a material adverse effect on our business.

8.	Redeemable Convertible Preferred Stock

The following table reflects the required redemption of the Series D, to Laurus Master Fund, LLP.  (“Laurus”), before the effect of the accrued dividends:

Year ending June 30:	Preferred Stock Monthly Redemption Schedule
2008 remaining 6 months	$909,000
2009	2,424,000
$3,333,000

        On December 28, 2006, Laurus consented to permit the Company to defer the December 2006, January 2007, February 2007, March 2007, April 2007, May 2007, June 2007, July 2007, and August 2007 redemptions to the end of the term. The monthly redemption of approximately $152,000 plus accrued dividends resumed on September 1, 2007 and will continue until the final payment date in September 2008 for approximately $2.1 million.  Subject to certain conditions,  including the market price being above $4.57 per common share, it is at the Company’s option to pay this amount in cash or in common stock at a fixed conversion price of $4.15 per common share.

The Company valued the Series D at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the embedded derivative instruments and offering costs. The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D preferred stock, the amount allocated to warrants, the value attributed to the embedded derivatives and issuance costs. The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value at September 1, 2008, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. As of December 31, 2007, $1,781,000 was amortized. As of December 31, 2007 and June 30, 2007, the fair value of this conversion feature approximated $0 and $133,000, respectively.  The value of the embedded derivatives related to the adjustable dividend rate and the potential default provisions were determined to be immaterial at December 31, 2007.

9.	Share-based compensation plans

Stock Option Plans

    As of December 31, 2007, a total of 137,003, 63,602, and 833,000 shares are available for issuance under the 1998 Stock Option Plan, the 2000 Incentive and Non-Qualified Stock Option Plan and the 2004 Stock Option Plan, respectively.

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2007	1,790,738	$4.66
Granted	210,000	$2.09
Exercised	-	-
Cancelled	(20,000)	$10.15
Outstanding at September 30, 2007	1,980,738	$4.33
Granted	635,000	$1.23
Exercised	-	-
Cancelled	(208,000)	$4.70
Outstanding at December 31, 2007	2,407,738	$3.48
Options exercisable at end of period	1,276,721	$4.87
Weighted-average fair value of options granted during period		$0.90

       The Company recorded $214,000 and $281,000 of stock based compensation, which includes $8,000 and $7,000 of compensation expense attributable to its Employee Stock Purchase Plan and a reduction of $14,000 and an expense of $3,000 of non-cash stock-based compensation related to warrants issued to non-employees, in the three month period ended December 31, 2007 and 2006, respectively.  The Company recorded $422,000 and $428,000 of stock based compensation, which includes $16,000 and $14,000 of compensation expense attributable to its Employee Stock Purchase Plan and expenses of $11,000 and $14,000 of non-cash stock-based compensation related to warrants issued to non-employees, in the six month period ended December 31, 2007 and 2006, respectively.

The total non-cash stock-based compensation expense, included in the consolidated statement of operations for the three and six month periods ended December 31, 2007 and 2006, respectively, is included in the following expense categories:

	Three months ended December 31,
	2007	2006
Cost of revenues	$31,000	$60,000
Research and development	14,000	22,000
Selling, general and administrative	169,000	199,000
Total	$214,000	$281,000

	Six months ended December 31,
	2007	2006
Cost of revenues	$63,000	$100,000
Research and development	38,000	43,000
Selling, general and administrative	321,000	285,000
Total	$422,000	$428,000

As of December 31, 2007 there was $904,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.

Period Ended June 30:
Remaining 6 months 2008	$254,000
2009	414,000
2010	203,000
Thereafter	33,000
Total	$904,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate future option forfeitures within the valuation model. The expected term of options granted is calculated using the “Simplified Method” as outlined SFAS 123R and reflects the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield in effect at the time of grant.

	Six month period ended December 31, 2007		Six month period ended December 31, 2006
	Stock Option Plan	Stock Purchase Plan	Stock Option Plan	Stock Purchase Plan
Risk free interest rate	3.13% - 4.34%	4.95%	4.58% – 4.72%	5.17%
Expected dividend yield	0%	0%	0%	0%
Expected lives (years)	1.75 – 6 years	6 months	3.5 - 6 years	6 months
Expected volatility	55% - 91%	97%	78%	78%
Expected forfeiture rate	10%	0%	10%	0%
Contractual term	5 - 10 years	6 months	5 - 10 years	6 months

Employee Stock Purchase Plan

       In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of December 31, 2007, a total of 10,669 shares are available for issuance under the Plan.

In December 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 Plan”). The 2006 Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of December 31, 2007, a total of 481,023 shares are available for issuance under the 2006 Plan.

              Compensation expense under the 1998 and 2006 Plans for the three and six month periods ended December 31, 2007 and 2006 is $8,000 and $16,000 and $7,000 and $14,000, respectively.

Non-qualified options and warrants

Included in the consolidated statement of operations for the three month periods ended December 31, 2007 and December 31, 2006, is a reduction in stock based compensation expense of $14,000 and an expense of $3,000, respectively, attributable to other non-employee options and warrants.  For the six month periods ended December 31, 2007, and December 31, 2006, the Company recorded an expense of $11,000 and $14,000, respectively, attributable to other non-employee options and warrants.

10.	Long-term Debt and Credit Arrangements

MED-TEC Payment Obligation

    On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under the original Distributor Agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor agreed to work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The present value of this payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%. This amount was recorded as an intangible asset and is being amortized over its estimated useful life of 29 months.  As of December 31, 2007, the outstanding and past due principal balance is approximately $83,000.  For the three months ended December 31, 2007 and 2006, the Company recorded approximately $2,000 and $6,000, respectively, and $5,000 and $12,000 for the six month periods ended December 31, 2007 and 2006 respectively, of interest expense relating to this transaction.

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

In addition, pursuant to the terms of the Loan Agreement, the Company converted $1,600,000 of the outstanding line of credit balance into a 30 month term note bearing an interest rate at the prime rate plus one percent (1%) per annum payable in thirty (30) equal monthly installments of principal, plus accrued interest beginning on February 10, 2007.

Pursuant to the Loan Agreement, the Company issued to Bridge Bank N.A. a seven-year warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share.  The warrants were valued using the Black Scholes model and the following assumptions: volatility of 78%, an expected life 7 years, and a risk free interest rate of 4.54%.  Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note and warrants have been recorded at their relative fair value.  The Company accretes the value of the warrants, $28,000, to the term note over the life of the note.   As of December 31, 2007, approximately $12,000 has been amortized.

The Company was in violation of certain covenants associated with this facility at December 31, 2007.  The Company has requested, but not yet received, a waiver from the bank for this covenant violation.  As of December 31, 2007 and June 30, 2007, this revolving credit facility had a balance of $228,000 and $0, respectively.  As of December 31, 2007 and June 30, 2007, the term note had a balance of $712,000 and $1,299,000, respectively.

11.	Financial Information by Segment and Customer Concentration

    Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the chief executive officer and members of senior management. The Company's reportable segments are: Security Products, Semiconductor and Medical.

Gross margin is the measure that management uses when evaluating the Company’s segments; therefore, operating expenses are excluded from the financial information below.

The revenues, expenses and assets related to these segments from continuing operations for the three and six months ended December 31, 2007 and 2006 are:

Three months ended December 31, 2007	Security	Semiconductor	Medical	Total
Revenue	$369,000	$1,353,000	$162,000	$1,884,000
Cost of revenues	408,000	1,518,000	367,000	2,293,000
Gross deficit	$(39,000)	$(165,000)	$(205,000)	$(409,000)

Assets	$3,655,000	$6,080,000	$1,477,000	$11,212,000

Three months ended December 31, 2006
Revenue	$1,905,000	$1,915,000	$1,038,000	$4,858,000
Cost of revenues	1,160,000	1,667,000	934,000	3,761,000
Gross profit	$745,000	$248,000	$104,000	$1,097,000

Assets	$1,704,000	$24,051,000	$3,310,000	$29,065,000

Six months ended December 31, 2007	Security	Semiconductor	Medical	Total
Revenue	$1,716,000	$3,090,000	$296,000	$5,102,000
Cost of revenues	1,229,000	3,293,000	679,000	5,201,000
Gross profit (deficit)	$487,000	$(203,000)	$(383,000)	$(99,000)

Assets	$3,655,000	$6,080,000	$1,477,000	$11,212,000

Six months ended December 31, 2006
Revenue	$2,386,000	$3,538,000	$2,198,000	$8,122,000
Cost of revenues	1,776,000	3,266,000	1,784,000	6,826,000
Gross profit	$610,000	$272,000	$414,000	$1,296,000

Assets	$1,704,000	$24,051,000	$3,310,000	$29,065,000

    International sales accounted for $495,000 and $1,361,000 for the three month period ended December 31, 2007 and 2006, respectively, and $1,954,000 and $2,150,000 for the six month period ended December 31, 2007 and 2006, respectively.

12.	Goodwill and Other Intangible Assets

        At December 31, 2007 and June 30 2007, the Company had goodwill of $765,000 and $2,062,000, respectively. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance.  The Company may employ the work of independent appraisers in making its determination. The Company makes its annual assessment as of August 31st of each year to determine if its goodwill is impaired.

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

    At December 31, 2007, the Company determined that the long-lived assets of its Semiconductor Reporting Unit, including its goodwill and intangibles, were further impaired as the reporting unit will most likely be sold prior to the end of its useful life.  As a result, the Company provided for an estimated impairment charge of $2,224,000 in the quarter ended December 31, 2007, using a market method approach.  As this impairment charge is an estimate, the Company will employ an independent appraiser to finalize this calculation which may require an adjustment in a future period.  Any resulting additional impairment could have a material adverse impact on the Company’s financial condition and results of operations.

    Goodwill is as follows:
Semiconductor Services
Balance as of June 30, 2007	$2,062,000
Impairment	(1,297,0000)
Balance as of December 31, 2007	$765,000

    The following table summarizes the Company’s intangible assets as of December 31, 2007:

	Gross carrying amount			Accumulated Amortization			Net Carrying Amount
	June 30 2007	Additions	December 31, 2007	June 30, 2007	Additions	December 31, 2007	December 31, 2007

Customer Base	$161,000	(23,000)	$138,000	$113,000	$11,000	$124,000	$14,000

Technology	97,000	(14,000)	83,000	68,000	6,000	74,000	9,000

Total	$258,000	$(37,000)	$221,000	$181,000	$17,000	$198,000	$23,000

Estimated amortization expense for intangible assets with finite lives on our balance sheet as of December 31, 2007, for the fiscal years ending June 30, is as follows:

2008 remaining 6 months	$7,000
2009	13,000
2010	3,000
$23,000

13.	Earnings (loss) Per Share

The Company had the following potential dilutive securities outstanding on December 31, 2007; options and warrants to purchase 2,407,738 and 2,538,267 shares, respectively, of the Company’s common stock at weighted average exercise prices of $3.48 and $5.57 per share, respectively and Series D Preferred Stock convertible into an aggregate of 803,213 shares of the Company’s common stock. Such potential dilutive securities were not included in the calculation of diluted loss per share in the period ended December 31, 2007 because the inclusion thereof would be antidilutive.

14.	Discontinued Operations

On May 1, 2007, the Company completed the sale of its Accurel subsidiary to Evans (“Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of approximately $12,705,000 of which $1,000,000 was placed in escrow. At June 30, 2007, the Company determined that the proceeds, less the related transaction costs of approximately $1,794,000 in cash fees and expenses, taxes of $197,000, and $390,000 in a non-cash charge for three year warrants issued, were less than the book value of the net assets transferred of $11,570,000 and therefore a loss on the sale of Accurel of $1,246,000 was recorded in the year ended June 30, 2007 as a component of the loss from discontinued operations

In accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the December 31, 2007 financial statements have been prepared and historical statements of operations have been reclassified to present the results of Accurel as discontinued operations. The Company has clearly (i) eliminated Accurel’s financial results from its ongoing operations, (ii) determined that Accurel, as operated as a separate subsidiary was a separate component of its aggregated business as, historically, management reviewed separately the Accurel financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Accurel after the sale.

Condensed results of operations relating to Accurel for the three and six months ended December 31, 2006 are as follows:

	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006
Revenues:	$2,260,000	$4,576,000
Gross profit	$712,000	$1,578,000
Operating income	$169,000	$559,000
Income from discontinued operations	$123,000	$489,000

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

The Company has reviewed the tax positions to taken, or to be taken, in its tax returns for all tax years currently open to examination by taxing authority in accordance with the recognition and measurement standards of FIN 48.  At December 31, 2007, there is no aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements.

16.	Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007),“Business Combinations” (“FAS 141(R)”) which replaces FAS No.141, “Business Combinations”. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the method of applying the purchase method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). The Company is currently analyzing the impact, if any, of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

17.	Subsequent events

   On February 12, 2008, the Company entered into a Term Sheet with Ion Metrics, Inc. (“IMI”), a San Diego, CA based privately held company, to acquire substantially all of the assets and certain enumerated liabilities of IMI.  The Term Sheet is intended to constitute a binding agreement in principle between Implant and IMI.  As part of the transaction, the Company will issue to the former stockholders of IMI consideration consisting of 2,000,000 shares of the Company’s common stock, par value $0.10 per share.  Both parties agree to work toward execution of definitive agreements and complete the transaction on or before March 15, 2008.

    On February 15, 2008, the Company’s Board of Directors committed to a plan for management to actively pursue a buyer for its Semiconductor Reporting Unit.  As this decision was made subsequent to the balance sheet date, the plan is being disclosed and the Company currently expects to present its Semiconductor Reporting Unit as a discontinued operation in the third quarter ending March 31, 2008.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Over the past twenty three years, Implant Sciences Corporation has developed technologies using ion beam technology and thin film coatings. Initially this technology was used in semiconductor wafer processing, but expanded to include various medical device applications including the modification of orthopedic joint implant surfaces to reduce polyethylene wear generation and the manufacture of products for brachytherapy treatments.  Our latest application of our ion beam technology includes the manufacturing of trace explosives detection equipment.

We currently provide ion implantation services to numerous semiconductor wafer manufacturers, research laboratories and universities. In October 2004 and March 2005, we acquired two California semiconductor related companies, Core Systems (“Core”) and Accurel Systems International (“Accurel”), respectively.  In May 2007, we sold our Accurel subsidiary for a total purchase price of approximately $12,705,000.  Other applications of our ion beam technology had been in the area of temporary brachytherapy products. In June 2007, we sold certain assets associated with this product line and divested the prostate seed and medical software businesses.  Management is currently working on a plan to keep the remaining coating assets in service by offering services and components to certain medical device manufacturers.  However, should management be unsuccessful in formalizing this plan, there is a possibility that future periods may report discontinued operations relating to these remaining assets.

     On February 15, 2008, the Company’s Board of Directors committed to a plan for management to actively pursue a buyer for its Semiconductor Reporting Unit.  As this decision was made subsequent to the balance sheet date, the plan is being disclosed and the Company currently expects to present its Semiconductor Reporting Unit as a discontinued operation in the third quarter ending March 31, 2008.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the three month period ended December 31, 2007 and 2006. It should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Three Month Period Ended December 31, 2007 vs. December 31, 2006

Revenues for the three months ended December 31, 2007 were $1,884,000 as compared to $4,858,000 in the three months ended December 31, 2006, a decrease of $2,974,000 or 61%. Our revenues by business segment are as follows:

	Three months ended
	December 31, 2007	December 31, 2006
Security products	$369,000	$1,905,000
Semiconductor	1,353,000	1,915,000
Medical	162,000	1,038,000
Total	$1,884,000	$4,858,000

      The Security Products business segment revenue decreased by $1,536,000 or 81%.  This decrease is due to a decrease in the number of units shipped during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  During the three month period ending December 31, 2006, we shipped a large order of handheld units and did not have an order of the same size during the current three month period.  Our Semiconductor business segment revenues decreased by $562,000 or 29%.  This decrease is due to the revenue lost from downtime as we consolidate equipment in California and get it back on-line combined with a reduction in sales of our Krytek source conditioners.  Revenues in the Medical segment for the three months ended December 31, 2007 were $162,000 as compared to $1,038,000 in the three months ended December 31, 2006, a decrease of $876,000 or 84%.  This decrease in revenues is due to the loss of revenue relating to the divestiture of brachytherapy product line and medical software in June 2007 combined with a certain orthopedic customer discontinuing its need for our coating services.

     Cost of Revenues. Cost of revenues for the three months ended December 31, 2007 was $2,293,000 as compared to $3,761,000 in the prior three months period ended December 31, 2006, a decrease of $1,468,000 or 39%. The cost of revenues by business segment is as follows:
	Three months ended
	December 31, 2007	December 31, 2006
Security products	$408,000	$1,160,000
Semiconductor	1,518,000	1,667,000
Medical	367,000	934,000
Total	$2,293,000	$3,761,000

    Cost of revenues for our Security Products segment was $408,000 for the three months ended December 31, 2007 as compared to $1,160,000 for the prior year period representing a decrease of $752,000 or 65%.  The decrease in the Security products business segment costs of revenues is related to the decrease in the unit sales of our Security products, as well as a decline in government contracts work.  Semiconductor business segment cost of revenues was $1,518,000 for the three months ended December 31, 2007 as compared to $1,667,000 for the prior year three month period, a decrease of $149,000 or 9%. The decrease in Semiconductor cost of revenue reflects the savings from consolidating semiconductor processing into one facility combined with a reduction in variable costs related to a decline in Krytek product sales in the three months ended December 31, 2007 as compared with the corresponding prior year period.    Cost of revenues for our Medical business segment was $367,000 for the three months ended December 31, 2007 as compared to $934,000 for the three months ended December 31, 2006, a decrease of $567,000, or 61%.  This decrease in cost of revenues is the result of the divestiture of the brachytherapy product line and the elimination of related expenses in June 2007.

Gross Margins (deficit)

	Three months ended December 31, 2007
	Security	Semiconductor	Medical	Total
Revenues	$369,000	$1,353,000	$162,000	$1,884,000
Cost of revenues	408,000	1,518,000	367,000	2,293,000
Gross deficit	$(39,000)	$(165,000)	$(205,000)	$(409,000)
Deficit %	(11%)	(12%)	(127%)	(22%)

	Three months ended December 31, 2006
	Security	Semiconductor	Medical	Total
Revenues	$1,905,000	$1,915,000	$1,038,000	$4,858,000
Cost of revenues	1,160,000	1,667,000	934,000	3,761,000
Gross margin	$745,000	$248,000	$104,000	$1,097,000
Margin %	39%	13%	10%	23%

       Overall gross deficits were 22% of revenues in the three months ended December 31, 2007 as compared to an overall gross margin of 23% in the corresponding prior year period. The decrease in overall gross margins is primarily the result of high fixed costs, such as rent and utilities, and decreased revenues in all of the business segments.  Security products had a gross deficit of $39,000 or 11% as compared with a gross margin of $745,000 or 39% in the corresponding prior year period.  The decrease in security products gross margin is due to a significant decrease in unit sales of our handheld explosives detectors in the three month period ended December 31, 2007 as compared with the corresponding prior year period.  The Semiconductor business segment showed a gross deficit of $165,000 or 12% in the three months ended December 31, 2007, as compared to a gross margin of $248,000 or 13%.  The decrease in the Semiconductor gross margin was primarily a result of increased expenses incurred relating to the relocation of certain pieces of capital equipment from our Wakefield facility to our Sunnyvale facility as well as a decrease in revenues.  This move required additional outside consultants and services to bring the equipment back on line.  The Medical products business segment showed a gross deficit of $205,000 in the three months ended December 31, 2007 as compared to a gross margin of $104,000 in the prior year three month period.  This decrease in gross margin in the Medical products business segment is due to the decrease in revenues to a level below the associated fixed and variable costs due to the Company divesting its prostate seed and medical software business in June, 2007.  In addition, the Medical segment currently bears the additional costs related to putting the remaining coating assets into service.

Research and Development. Research and development expense for the three months ended December 31, 2007 was $699,000 as compared to $433,000 for the comparable prior year period, an increase of $266,000 or 61%. The Company continued to expend funds to further the development of new products in the areas of explosives detection, as well as preparing for certain government laboratory acceptance testing.  In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts. The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants. Research and development expenses prior to starting the government contracts are charged to operating expenses.

Selling, General and Administrative. Selling, general and administrative expense for the three months ended December 31, 2007 was $1,812,000 as compared to $1,770,000 for the comparable prior year period, an increase of $42,000, or 2%.   The majority of this increase relates to increases in legal and accounting fees.  The Company anticipates the selling, general and administrative expenses will increase in future periods as a result of the additional expenses relating to consulting services for Sarbanes-Oxley compliance.

Impairment of long lived assets and goodwill.  For the three months ended December 31, 2007, the Company recorded a net impairment of $2,215,000 as compared to $37,000 in the comparable prior year period.  This increase in impairment expense is a direct result of the Board of Director’s decision to sell the Semiconductor Reporting Unit.  This event required management’s assessment of the fair value of the reporting unit which resulted in an estimated impairment charge of $2,224,000.  This impairment may require further adjustment in the third quarter ending March 31, 2008.

Other Income and Expense, Net. For the three months ended December 31, 2007, we recorded other income, net, of $320,000 as compared to $623,000, in the comparable prior year period, a decrease of $303,000 or 49%. The decrease in other income and expenses, net, is primarily the result of a decrease of $402,000 of other expenses related to marking to market the embedded derivatives associated with the Series D preferred Stock.  Interest income increased to $64,000 for the three month period ending December 31, 2007 as compared to $8,000 in the prior year period, an increase of $56,000 as a result of investing the cash proceeds from the sale of Accurel which occurred in May of 2007.  Other income and expense includes a loss of $0 and $38,000 for the period ended December 31, 2007 and 2006, respectively, representing the Company’s share of losses attributable to its investment in CorNova.  The Company had been accounting for its investment in this unconsolidated subsidiary under the equity method due in part to the significant control the Company had as a result of Dr. A. J. Armini, the former President and CEO of Implant Sciences, being on CorNova’s Board of Directors.  As a result of Dr. Armini resigning from his board position at CorNova, the equity method is no longer appropriate and the cost method will be used.  Interest expense in the current year period was $27,000 compared to $32,000 in the prior year period.

Loss from Continuing Operations.  Loss from continuing operations for the three months ended December 31, 2007 was $4,815,000 as compared with $520,000 for the comparable prior year period, an increase in net loss of $4,295,000, or 826%.  The increase in net loss is primarily the result of a $1,506,000 decrease in gross margins as a result of $2,974,000 decrease in revenues, the $2,224,000 impairment of the Semiconductor Reporting Unit, combined with a $402,000 decrease in other income and expense related to the change in the fair value of embedded derivatives related to preferred stock features.

Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $289,000 in the three months ended December 31, 2007 as compared to $145,000 in the prior year period.

Income from Discontinued Operations.  Income from discontinued operations for the three months ended December 31, 2007 was $0 as compared with income of $123,000 in the corresponding prior year period.  The Company sold the assets of its Accurel subsidiary on May 1, 2007.

Six Month Period Ended December 31, 2007 vs. December 31, 2006

Revenues for the six months ended December 31, 2007 were $5,102,000 as compared to $8,122,000 in the six months ended December 31, 2006, a decrease of $3,020,000 or 37%. Our revenues by business segment are as follows:

	Six months ended
	December 31, 2007	December 31, 2006
Security products	$1,716,000	$2,386,000
Semiconductor	3,090,000	3,538,000
Medical	296,000	2,198,000
Total	$5,102,000	$8,122,000

      The Security Products business segment revenue decreased by $670,000 or 28%.  This decrease is due to a decrease in the number of units shipped during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006.  Our Semiconductor business segment revenues decreased by $448,000 or 13%.  This decrease is due to the lost sales relating to downtime of our semiconductor equipment as we consolidate processing in California.  Revenues in the Medical business segment for the six months ended December 31, 2007 were $296,000 as compared to $2,198,000 in the six months ended December 31, 2006, a decrease of $1,902,000 or 87%.  This decrease in revenues is due to the divestiture of our brachytherapy product line in June 2007 and the elimination of the related expenses.  We expect this decline in medical revenue as compared to fiscal 2007 will continue throughout fiscal 2008.

Cost of Revenues. Cost of revenues for the six months ended December 31, 2007 was $5,201,000 as compared to $6,826,000 in the corresponding prior year period, a decrease of $1,625,000 or 24%. The cost of revenues by business segment is as follows:
	Six months ended
	December 31, 2007	December 31, 2006
Security products	$1,229,000	$1,776,000
Semiconductor	3,293,000	3,266,000
Medical	679,000	1,784,000
Total	$5,201,000	$6,826,000

     Cost of revenues for our Security Products segment was $1,229,000 for the six months ended December 31, 2007 as compared to $1,776,000 for the prior year period representing a decrease of $547,000 or 31%.  The decrease in the Security products business segment costs of revenues is primarily related to the decrease in the variable cost of our handheld explosive detection products as a result of reduced unit sales.  Semiconductor cost of revenues was $3,293,000 for the six months ended December 31, 2007 as compared to $3,266,000 for the corresponding prior year period, an increase of $27,000 or 1%. The increase in Semiconductor cost of revenue reflects the additional costs associated with the consolidation of semiconductor activities in California.     Cost of revenues for our Medical business segment was $679,000 for the six months ended December 31, 2007 as compared to $1,784,000 for the six months ended December 31, 2006, a decrease of $1,105,000, or 62%.  This decrease in cost of revenues is the result of the Company divesting its prostate seed and medical software business in June, 2007, and the elimination of related expenses.

Gross Margins (deficit)

	Six months ended December 31, 2007
	Security	Semiconductor	Medical	Total
Revenues	$1,716,000	$3,090,000	$296,000	$5,102,000
Cost of revenues	1,229,000	3,293,000	679,000	5,201,000
Gross margin (deficit)	$487,000	$(203,000)	$(383,000)	$(99,000)
Margin (deficit) %	28%	(7%)	(129%)	(2%)

	Six months ended December 31, 2006
	Security	Semiconductor	Medical	Total
Revenues	$2,386,000	$3,538,000	$2,198,000	$8,122,000
Cost of revenues	1,776,000	3,266,000	1,784,000	6,826,000
Gross margin	$610,000	$272,000	$414,000	$1,296,000
Margin %	26%	8%	19%	16%

      Overall gross deficits were 2% of revenues in the six months ended December 31, 2007 as compared to a gross margin of 16% in the prior year period. The decrease in overall gross margins is primarily the result of decreases in gross margins in our Semiconductor and Medical business segments as a result of decreased revenues in each of those business segments, combined with high fixed costs such as rent and utilities.  Security products had a gross margin of $487,000 or 28% as compared with a gross margin of $610,000 or 26% in the corresponding prior year period.  The slight improvement in security products gross margin is a result of some cost cutting measurements by the Company.  The Semiconductor business segment showed a gross deficit of $203,000 or 7% in the six months ended December 31, 2007, as compared to a gross margin of $272,000 or 8% in the comparable prior year period.  The decrease in the Semiconductor gross margin was primarily a result of increased expenses incurred relating to the relocation of certain pieces of capital equipment from our Wakefield facility to our Sunnyvale facility as well as a decrease in revenues.  This move required additional outside consultants and services to bring the equipment back on line.  The Medical products business segment showed a gross deficit of $383,000 in the six months ended December 31, 2007 as compared to a gross margin of $414,000 in the prior year six month period.  This decrease in gross margin in the Medical products business segment is due to the decrease in revenues to a level below the associated fixed and variable costs due to the Company divesting its prostate seed and medical software business in June, 2007.  In addition, the Medical segment currently bears the additional costs related to putting the remaining coating assets into service.

Research and Development. Research and development expense for the six months ended December 31, 2007 was $1,389,000 as compared to $1,000,000 for the comparable prior year period, an increase of $389,000, or 39%. The Company continues to expend funds to further the development of new products in the areas of explosives detection.  The increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts. The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants. Research and development expenses prior to starting the government contracts are charged to operating expenses.

        Selling, General and Administrative. Selling, general and administrative expense for the six months ended December 31, 2007 was $3,551,000 as compared to $3,257,000 for the comparable prior year period, an increase of $294,000, or 9%.   The majority of this increase relates to increases in legal and accounting fees. The Company anticipates the selling, general and administrative expenses will increase in future periods as a result of the additional expenses relating to consulting services for Sarbanes-Oxley compliance.

Impairment of long lived assets and goodwill.  For the six months ended December 31, 2007, the Company recorded a net impairment of $2,215,000 as compared to $37,000 in the comparable prior year period.  This increase in impairment expense is a direct result of the Board of Director’s decision to sell the Semiconductor Reporting Unit.  This event required management’s assessment of the fair value of the reporting unit which resulted in an estimated impairment charge of $2,224,000.  This impairment may require further adjusted in the third quarter ending March 31, 2008.

Other Income and Expense, Net. For the six months ended December 31, 2007, we recorded other income, net, of $237,000 as compared to $502,000, in the comparable prior year period, a decrease of $265,000 or 53%. The decrease in other income and expenses, net, is primarily the result of a decrease of $572,000 of other income related to marking to market the embedded derivatives associated with the Series D preferred Stock.  Interest income increased to $165,000 for the six month period ending December 31, 2007 as compared to $12,000 in the prior year period, an increase of $153,000 as a result of investing the cash proceeds from the sale of Accurel which occurred in May of 2007.  Other income and expense includes a loss of $0 and $158,000 for the period ended December 31, 2007 and 2006, respectively, representing the Company’s share of losses attributable to its investment in CorNova.  The Company had been accounting for its investment in this unconsolidated subsidiary under the equity method due in part to the significant control the Company had as a result of Dr. A. J. Armini, the former President and CEO of Implant Sciences, being on CorNova’s Board of Directors.  As a result of Dr. Armini resigning from his board position at CorNova, the equity method is no longer appropriate and the cost method will be used.  Interest expense in the current year period was $61,000 compared to $57,000 in the prior year period.

Loss from Continuing Operations.  Loss from continuing operations for the six months ended December 31, 2007 was $7,017,000 as compared with $2,496,000 for the comparable prior year period, an increase in net loss of $4,521,000, or 181%.  The increase in net loss is primarily the result of a $1,395,000 decrease in gross margins as a result of a $3,020,000 decrease in revenues, the $2,224,000 impairment of the Semiconductor Reporting Unit and a significant increase in legal and audit fees.

Preferred distribution, dividends and accretion on Series D Redeemable Convertible Preferred Stock were $596,000 in the six months ended December 31, 2007 as compared to $381,000 in the prior year period.

Income from Discontinued Operations.  Income from discontinued operations for the six months ended December 31, 2007 was $0 as compared with income of $489,000 in the corresponding prior year period.  The Company sold the assets of its Accurel subsidiary on May 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 2007, the Company had approximately $4,804,000 in the form of cash and cash equivalents. During the six months ended December 31, 2007, operating activities used cash of approximately $3,413,000. Net cash used by operating activities primarily reflects the $7,017,000 net loss, increased by a $541,000 decrease in accrued expenses, partially offset by a the $2,224,000 impairment in our Semiconductor Reporting Unit, $791,000 decrease in accounts receivable, $637,000 of depreciation expense and $422,000 of share based compensation expense.  The Company has approximately $665,000 of raw materials and finished goods inventories related to its handheld explosives detection product.  This inventory was acquired in anticipation of future shipments of this product to customers.  Orders for the explosives detection product to date have typically been from foreign governments or agencies of foreign governments.  The sales cycle to these entities can take a number of months to close the order, set up letters of credit from the customer covering the payment, and obtain the necessary export licenses and other required documentation.  Investing activities used $225,000 of cash primarily for investment in, or deposits on property and equipment.  Financing activities used cash of $1,179,000 and consist primarily of $683,000 in cash payments on bank loans and capital leases along with $772,000 in cash dividends and payments to the holders of the Series D preferred stock, offset by proceeds of $250,000 received on a line of credit with Bridge Bank.

The Company currently has a $5.0 million revolving credit facility (the “line of credit”) with Silicon Valley based Bridge Bank, N.A. (the “Bank”).  This line of credit, which expires in December 2008, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable and up to the lesser of $1,000,000 or forty percent (40%) of eligible inventory, bears interest at the prime rate, plus one-half percent (1/2%) per annum, and is collateralized by all assets of the Company.  In addition, the Company has a 30-month term loan with the Bank, bearing an interest rate at the prime rate plus one percent (1%) per annum payable in thirty (30) equal monthly installments of principal, plus all accrued interest beginning on February 10, 2007.

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

We are now manufacturing several versions of our explosives detection systems, including: (i) a bench-top unit, which can be used to screen passengers and carry-on baggage in airports and (ii) a portable system, which can be used to clear buildings, aircrafts, or ships where hidden bombs are believed to exist.  We are currently selling our portable and bench-top version of these products both domestically and internationally. We plan to market these systems to government agencies for use in airports, government buildings and facilities.

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

    Based on the current sales, expense and cash flow projections, advances on its line of credit and the proceeds from the sale of certain assets, management believes it has plans in place to fund operations for the next twelve months.  Because there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in executing these plans, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions. Future expenditures for research and product development are discretionary and, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company’s future minimum payments under contractual obligations related to capital leases, operating leases and term notes as of December 31, 2007 are as follows:

	Debt and Capital Lease(1)	Operating Lease(1)(2)	MED-TEC	Total

2008	$1,233,000	$738,000	$83,000	$2,054,000
2009	2,840,000	1,201,000	-	4,041,000
2010	15,000	578,000	-	593,000
2011	2,000	84,000	-	86,000
Total	$4,090,000	$2,601,000	$83,000	$6,774,000

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

Recent Accounting Pronouncements

    In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) which replaces FAS No.141, “Business Combinations”. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the method of applying the purchase method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). The Company is currently analyzing the impact, if any, of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company’s financial instruments include cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired. Cash equivalents represent a deposit in a money market account.  The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. At December 31, 2007, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

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

Among other matters, management sought in its evaluation to determine whether there were any "significant deficiencies" are referred to as a deficiency or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.  In the final standard, a “material weakness” is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

CONCLUSIONS

Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

 In June 2007, our independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a significant deficiency.  A significant deficiency is a deficiency or combination of deficiencies in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

PART II                      OTHER INFORMATION

Item 1.                                Legal Proceedings

    On March 23, 2005, we entered into a Development, Distribution and Manufacturing Agreement (the “Rapiscan Agreement”) with Rapiscan Systems, Inc. (“Rapiscan”).  Under the terms of this agreement, we gave Rapiscan the exclusive worldwide rights to market our Quantum Sniffer portable and benchtop trace detection devices under their private label.  We also agreed to give Rapiscan the exclusive worldwide rights to distribute certain other new security products which we may develop in the future with their funding, as well as rights, in some circumstances, to manufacture certain components of the private-labeled Quantum Sniffer portable and benchtop trace detection devices.

On March 23, 2006, Rapiscan filed a complaint against the Company and its contract assembler, Columbia Tech, in the United States District Court for the Central District of California, regarding the Rapiscan Agreement.  Rapiscan’s complaint against the Company was based upon claims of breach of contract and breach of warranty and was requesting a decree for specific performance, declaratory relief and injunctive relief. Rapiscan’s complaint against Columbia Tech was based upon injunctive relief, declaratory relief and tortuous interference with contractual relations. On April 12, 2006, Rapiscan dismissed all claims against Columbia Tech.

On March 24, 2006, the Company brought suit in the United States District Court in the District of Massachusetts against Rapiscan and its parent, OSI Systems, Inc. (“OSI”). The Company requested rescission of the Rapiscan Agreement, plus damages, based on claims of misrepresentation.  In the alternative, the Company was seeking termination of the Rapiscan Agreement due to material breaches of contract and the implied covenant of good faith and fair dealing and for damages due to Rapiscan’s breach of contract and the implied covenant of good faith and fair dealing.

In August 2006, as a result of motions made by both parties, the two lawsuits have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff.  In late 2006, Rapiscan and OSI filed a motion to dismiss certain of the Company’s claims.  The court dismissed Company’s claim of breach of fiduciary duty, but the motion to dismiss was denied in all other respects.  The parties are presently near the end of the discovery process, which should be completed in early December 2007.  OSI and Rapiscan had filed four motions for partial summary judgment with respect to certain discrete claims.  Two of the motions were denied in their entirety.  The third was denied in the only material respect and granted in two immaterial respects.

On January 4, 2008, the Company executed a Settlement Agreement (the “Settlement Agreement”) with OSI and Rapiscan to resolve the Pending Litigation and to enter into additional agreements.  In addition to the immediate dismissal of the Pending Litigation, other terms of the Settlement Agreement include, (i) the rescission of the Rapiscan Agreement, (ii) the payment by the Company of $200,000, such payment to be made in the form of shares of the Company’s common stock,  (iii) the granting of non-exclusive distribution rights to Rapiscan and OSI, (iv) the payment by the Company of up to $1,000,000 in Technology Transfer Fees, payable over time at a rate of 2% of the gross sales price received by the Company when a passenger portal is sold, and (v) the opportunity for OSI to supply certain components to the Company.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1a.                                Risk Factors

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

Item 4.                                Submission of Matters to a Vote of Security Holders

We held our annual shareholder’s meeting on December 12, 2007.  Phillip Thomas, Joseph Levangie, Michael Szycher, David Eisenhaure, and Michael Turmelle were elected as directors of the Company to hold office until the 2008 annual meeting of shareholders.  The results for this vote were as follows:

Name	For	Withheld
Phillip Thomas	9,799,988	448,802
Joseph Levangie	9,161,455	1,087,355
Michael Szycher	9,132,187	1,116,603
David Eisenhaure	8,842,244	1,406,546
Michael Turmelle	9,457,757	791,033

Proposal No. 2 was to approve an amendment to the Company’s 2004 incentive and nonqualified stock option plan to increase the number of shares available for issuance by 1,000,000 to 2,000,000 shares.  The results for this proposal were as follows:

For	Against	Abstain
3,668,581	1,076,674	349,431

Item 5.                                Other Information

  None

Item 6.                                Exhibits

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

(b)  Reports on Form 8-K

Current Report on Form 8-K dated October 2, 2007 regarding the retirement of Dr. Anthony J. Armini, President and Chief Executive Officer.

Current Report on Form 8-K dated November 23, 2007 regarding the receipt of a warning letter from the American Stock Exchange December 29, 2006 regarding non-compliance with certain continuing listing requirements.

Current Report on Form 8-K dated December 13, 2007 regarding the election of a new Board of Directors.

Current Report on Form 8-K dated December 18, 2007 regarding an amendment to the Company’s Bylaws to provide for the issuance of uncertificated shares of the Company and the trading of the Company’s securities in book-entry form.

Current Report on Form 8-K/A dated December 21, 2007 regarding the notification by the American Stock Exchange of the Company’s compliance with its continuing listing requirements.

Current Report on Form 8-K dated January 9, 2008 regarding the settlement of certain legal proceedings between the Company and OSI Systems, Inc. and Rapiscan Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: February 19, 2008                                /s/ Phillip C. Thomas
                                              Phillip C. Thomas
                                              President and CEO

Date: February 19, 2008                                /s/ Diane J. Ryan
                                              Diane J. Ryan
                                                 Chief Financial Officer