Form 10-Q
period 2008-05-15
IMPLANT SCIENCES CORP
filed 2008-05-20
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.  For the quarterly period ending March 31, 2008.

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  For the transition period from _____to_____.

Commission file number 000-25839

IMPLANT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

107 Audubon Road, Wakefield, MA	01880
(Address of Principal Executive Offices)	(Zip Code)
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
YES X      NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ____                 Accelerated Filer ____               Non-Accelerated Filer ____                    Smaller Reporting Company  X
                                                      (do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ___ NO X

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,725,000 as of May 13 2008 (based on the closing price for such stock as of May 13, 2008).

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                   Class                                               Outstanding at May 13, 2008
                      Common Stock, $.10 par value                                                              12,114,553

IMPLANT SCIENCES CORPORATION

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	March 31, 2008	June 30, 2007
Current assets:
Cash and cash equivalents	$2,421,000	$9,621,000
Restricted cash	75,000	25,000
Accounts receivable, less allowance of $48,000 and $20,000, respectively	269,000	346,000
Accounts receivable, unbilled	64,000	162,000
Inventories	566,000	683,000
Investments - available for sale securities	54,000	133,000
Prepaid expenses and other current assets	255,000	712,000
Current assets held for sale	1,720,000	2,071,000
Total current assets	5,424,000	13,753,000

Property and equipment, net	477,000	530,000
Other non-current assets	1,181,000	711,000
Non-current assets held for sale	2,583,000	4,606,000
Total assets	$9,665,000	$19,600,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$556,000	$705,000
Line of credit	227,000	-
Payable to Med-Tec	63,000	143,000
Accrued expenses	1,248,000	1,763,000
Accounts payable	974,000	570,000
Current portion of long- term lease liability	313,000	301,000
Deferred revenue	330,000	71,000
Current liabilities held for sale	942,000	1,111,000
Total current liabilities	4,653,000	4,664,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	24,000	629,000
Long-term lease liability	498,000	735,000
Derivatives related to preferred stock features	97,000	133,000
Long term liabilities held for sale	2,000	4,000
Total liabilities	5,274,000	6,165,000

Commitments and contingencies (Note 7)

Series D Cumulative Redeemable Convertible Preferred Stock; $10 stated value; 500,000 shares authorized, 288,000 and 393,939 shares outstanding as of March 31, 2008 and June 30, 2007, respectively (liquidation value $2,879,000 and $3,939,000 at March 31, 2008 and June 30, 2007, respectively)	2,551,000	2,989,000

Stockholders' equity
Common stock, $0.10 par value; 50,000,000 shares authorized at March 31, 2008 and June 30, 2007, respectively; 12,114,553 and 11,835,661 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	1,211,000	1,183,000
Additional paid-in capital	58,170,000	57,358,000
Accumulated deficit	(57,317,000)	(47,927,000)
Deferred compensation	(7,000)	(30,000)
Accumulated other comprehensive loss	(144,000)	(65,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' equity	1,840,000	10,446,000
Total liabilities and stockholders' equity	$9,665,000	$19,600,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,				Nine months ended March 31,
	2008		2007		2008		2007

Security revenues		$787,000		$1,121,000		$2,505,000		$3,507,000
Cost of security revenues		581,000		780,000		1,809,000		2,560,000
Gross margin		206,000		341,000		696,000		947,000

Operating expenses:
Research and development		822,000		326,000		2,135,000		1,212,000
Selling, general and administrative		1,328,000		977,000		4,185,000		2,722,000
Total operating expenses		2,150,000		1,303,000		6,320,000		3,934,000

Loss from operations		(1,944,000)		(962,000)		(5,624,000)		(2,987,000)

Other income (expense):
Interest income		29,000		11,000		193,000		22,000
Interest expense		(22,000)		(226,000)		(82,000)		(282,000)
Change in fair value of embedded derivatives related to preferred stock features		(97,000)		95,000		36,000		800,000
Gain on disposal of fixed assets		-		-		9,000		-
Equity losses in unconsolidated subsidiaries		-		-		-		(158,000)
Total other income (expense), net		(90,000)		(120,000)		156,000		382,000

Loss from continuing operations		(2,034,000)		(1,082,000)		(5,468,000)		(2,605,000)
Preferred distribution, dividends and accretion		(249,000)		(277,000)		(845,000)		(658,000)
Loss from continuing operations applicable to common shareholders		(2,283,000)		(1,359,000)		(6,313,000)		(3,263,000)
Income(loss) from discontinued operations		506,000		(810,000)		(3,078,000)		(1,295,000)
Net loss applicable to common shareholders		(1,777,000)		(2,169,000)		(9,391,000)		(4,558,000)
Net loss		$(1,528,000)		$(1,892,000)		$(8,546,000)		$(3,900,000)
Loss per share from continuing operations, basic and diluted		$(0.17)		$(0.09)		$(0.46)		$(0.22)
Loss per share from continuing operations applicable to common shareholders, basic and diluted		$(0.19)	$	(0.12)		$(0.53)	$	(0.28)
Income (loss) per share from discontinued operations		$0.04	$	(0.07)		$(0.26)		$(0.11)
Net loss per share applicable to common shareholders, basic and diluted		$(0.15)		$(0.18)		$(0.79)		$(0.39)
Net loss per share	$	(0.13)		$(0.16)	$	(0.72)		$(0.33)
Weighted average common shares outstanding used in computing basic and diluted loss per share		11,956,189		11,815,310		11,879,350		11,784,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,
Cash flows from operating activities:	2008	2007
Net Loss	$(8,546,000)	$(3,900,000)
Loss from discontinued operations	(3,078,000)	(1,295,000)
Loss from continuing operations	(5,468,000)	(2,605,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,000	187,000
Share-based compensation expense	515,000	575,000
Equity loss in unconsolidated subsidiaries	-	184,000
Change in fair value of embedded derivatives	(36,000)	(800,000)
Bad debt expense	28,000	(50,000)
Deferred compensation	-	(23,000)
Warrant accretion on Bridge Bank loan	9,000	-
Changes in operating assets and liabilities:
Accounts receivable	147,000	108,000
Inventories	117,000	170,000
Prepaid expenses and other assets	(13,000)	(77,000)
Accounts payable	404,000	(274,000)
Accrued expenses	(315,000)	(30,000)
Deferred revenue	259,000	30,000
Net cash used in continuing operations	(4,226,000)	(2,605,000)
Net cash used by discontinued operations	(506,000)	1,200,000
Net cash used in operating activities	(4,732,000)	(1,405,000)

Cash flows from investing activities:
Purchase of property and equipment, net	(74,000)	(68,000)
Investment in certificate of deposit	(50,000)	-
Net cash used in continuing operations	(124,000)	(68,000)
Net cash used in discontinued operations	(271,000)	(78,000)
Net cash used in investing activities	(395,000)	(146,000)

Cash flows from financing activities:
Proceeds from issuance of common stock including the exercise of options and the Employee Stock Purchase Plan	52,000	183,000
Proceeds from secured term note, net of fees and transaction costs	-	3,278,000
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(222,000)	(440,000)
Payments on Series D Cumulative Redeemable Convertible Preferred Stock	(1,060,000)	-
Principal payments of long-term debt and capital lease obligations	(1,068,000)	(981,000)
Proceeds on line of credit, net	227,000	(962,000)
Net cash used in continuing operations	(2,071,000)	1,078,000
Net cash used in discontinued operations	(2,000)	-
Net cash (used in) provided by financing activities	(2,073,000)	1,078,000
Net change in cash and cash equivalents	(7,200,000)	(473,000)
Cash and cash equivalents at beginning of the period	9,621,000	2,204,000
Cash and cash equivalents at end of the period	$2,421,000	$1,731,000

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$97,000	$241,000

Noncash Investing and Financing Activity:
Settlement fee paid in shares of common stock	$200,000	-
Accretion of Series D Cumulative Redeemable Convertible Preferred Stock dividends, derivatives and warrants	$622,000	$371,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.           Description of Business

Implant Sciences Corporation (the “Company”) provides systems and sensors for the homeland security market and related industries.  The Company has both developed and acquired technologies using ion mobility spectrometry to develop a product line for use in trace explosives detection.

On May 1, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) to sell substantially all of the assets (the “Transaction”) of its subsidiary, Accurel Systems International Corporation (“Accurel), a California corporation, to Evans Analytical Group LLC (“Evans”), a Delaware limited liability company.  Evans acquired all of the fixed assets and accounts receivable of Accurel.  The total purchase price of the Transaction was approximately $12,705,000. In addition, the Company issued warrants to purchase 350,000 shares of the Company’s common stock to Legend Merchant Group, the investment banker involved with the Transaction, at a price of $2.00 per share and agreed to pay them a fee based upon a percentage of the gross aggregate consideration received by the Company. An additional 25,000 warrants were issued to other consultants involved with the Agreement, at a price of $2.00 per share.

In connection with the Transaction, we entered into an escrow agreement (the “Escrow Agreement”) with Evans, Accurel, and Zions First National Bank.  Pursuant to the Escrow Agreement, Evans deposited $1,000,000 (the “Escrow Amount”) of the total purchase price for the assets into an escrow account.  Any valid claims for indemnification made by Evans pursuant to the Agreement shall be drawn from this sum.  The Escrow Agreement provided, subject to any claims of indemnifications, for a release of $500,000 on approximately each of March 31, 2008 and March 31, 2009.

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

On February 22, 2008, Evans filed suit against the Company requesting rescission of the Transaction and damages based on claims of misrepresentation.  On March 28, 2008, Evans filed a formal Claims Notice with the escrow agent prohibiting release of any portion of the escrow to the Company as a result of the suit filed on February 22, 2008.  The Company has retained legal counsel in defense of these claims.

In June 2007, the Company sold certain of the assets related to its brachytherapy products and divested the prostate seed and medical software businesses.  In March 2008, the Company informed its medical coatings customers of its intention to discontinue coating operations by the end of the 2008 calendar year.  Management is currently working on several plans to sell the remaining medical coating assets and has signed non-binding term sheets with two different companies.  Because these series of transactions are more likely than not to occur within the next 12 months, the Medical Reporting Unit is reported as discontinued operations in the accompanying financial statements.

In February 2008, the Company announced its plan to sell Core Systems, Inc. (“Core” or “Core Systems”), its wholly-owned semiconductor subsidiary and engaged Noblemen Holdings, LLC to facilitate this plan.  Because this sale is more likely than not to occur within the next 12 months, the Semiconductor Reporting Unit is reported as discontinued operations in the accompanying financial statements.

 The Company currently markets and sells its existing trace explosives detector products while continuing to make significant investments in developing the next generation of these products.  In April 2008, the Company closed a transaction to acquire substantially all of the assets and certain liabilities of San Diego, CA based Ion Metrics, Inc.  Ion Metrics was in the business of producing low cost mass sensor systems for the detection and analysis of chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  The integration of the Ion Metrics technologies into the Company’s Quantum Sniffer product line is expected to provide us with opportunities to introduce smaller, lower cost, and higher performance security solutions.

Risks and Uncertainties

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products. For the nine months ended March 31, 2008, the Company reported a net loss from continuing operations of $5,468,000  and used $4,732,000 in cash from operations. As of March 31, 2008, the Company had an accumulated deficit of approximately $57,317,000 and working capital of $771,000. The Company has a term loan with a bank, which matures in August 2009, having an unpaid balance of approximately $552,000.  Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations. Failure of the Company to achieve its projections may require the Company to seek additional financing or discontinue operations.

On January 3, 2007, the Company executed an agreement with San Jose, CA-based Bridge Bank, N.A. which increased the Company’s revolving credit facility from $1.5 million to $5.0 million (see Note 10).  Based on current sales, expense and cash flow projections, the cash available from the Company’s line of credit, the sale of Core Systems and certain other assets, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of the Company’s handheld trace explosives detector product, the sale of Core and other assets.  To further sustain the Company, improve its cash position, and enable it to grow while reducing debt, management plans to seek additional capital through private financing sources during the next twelve months.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control costs at the Company and actively seek needed capital through sales of its products, equity infusions, government grants and awards, strategic alliances, and through its lending institutions

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations. The Company’s Series D Preferred Stock contains mandatory redemptions on a monthly basis. These mandatory redemptions are redeemable in cash or shares of the Company’s common stock, at the Company’s option, so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price.  The Company received a waiver of the monthly amortization payments for the period December 2006 – August 2007, to the mandatory redemption date. The redemption payments resumed in September 2007.

There can be no assurances that forecasted results will be achieved or that the Company’s stock price will remain at a level to allow the Company to redeem the outstanding shares of Series D Preferred Stock and accrued dividends with shares of its common stock.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a result of the decision of the Board of Directors to sell the remaining semiconductor assets associated with Core Systems, in conjunction with the sale of the assets of Accurel in May 2007, the Semiconductor Reporting Unit is being reported as discontinued operations in the accompanying financial statements.  In June 2007, the Company sold certain of the assets related to its brachytherapy products and divested the prostate seed and medical software businesses.  In March 2008, the Company informed its medical coatings customers of its intention to discontinue coating operations by the end of the 2008 calendar year.  Management is currently working on several plans to sell the remaining medical coating assets.  Because these series of transactions are more likely than not to occur within the next 12 months, the Medical Reporting Unit is reported as discontinued operations in the accompanying financial statements.

The Company has experienced a reduction in security revenue in the three month period ended March 31, 2008 as compared with the comparable prior year period, relating to a decline in government research and development contract work which was offset by an increase in unit sales of its trace explosives products.  Security product sales tend to have a long sale cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, the Company has expanded its sales staff and implemented a new sales tool to assist in this effort.  However, there can be no assurance that these efforts will increase revenue.  In addition, the Company expanded its research and development staff to support internal research and development programs including new product development.

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

2.           Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the nine months ended March 31, 2008 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K as of and for the year ended June 30, 2007 filed with the Securities and Exchange Commission on October 15, 2007.

The accompanying condensed consolidated financial statements reflect the statement of operations of our Semiconductor and Medical Reporting Units as discontinued operations for the three and nine months ended March 31, 2008 and 2007.  The related information contained in the notes to the financial statements includes those of the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

Our significant accounting policies are described in Note 2 to the financial statements included in our Form 10-K for the year ended June 30, 2007.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of financial statements in conformity with U.S. GAAP  requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, business combinations, valuation for goodwill and acquired intangible assets, accounting for embedded derivatives and warranty reserves.

Certain reclassifications were made to the fiscal year 2007 financial statements to conform to the fiscal year 2008 presentation.

3.           Inventories

Inventories consist of the following:

	March 31,	June 30,
	2008	2007
Raw materials	$297,000	$407,000
Work-in-progress	24,000	32,000
Finished goods	245,000	244,000
	$566,000	$683,000

4.           Property and Equipment

Property and equipment consists of the following:

	March 31,	June 30,
	2008	2007
Total property and equipment	$1,906,000	$1,832,000
Less: accumulated depreciation	(1,429,000)	(1,302,000)
	$477,000	$530,000

The Company recorded depreciation expense of approximately $44,000 and $39,000 the three month periods ended March 31, 2008 and 2007, respectively, and $127,000 and $187,000  for the nine month periods ended March 31, 2008 and 2007, respectively. Equipment purchased pursuant to capital leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.  The depreciable lives of the assets acquired in the Core acquisition, which were originally given seven-year lives, were revised to five year lives at June 30, 2007, as a result of the annual goodwill impairment review conducted in August of 2007.  In February 2008, the Company committed to a plan to actively pursue a buyer for the Semiconductor Reporting Unit and in March 2008, informed its medical coatings customers of its intention to cease medical coating operations by end of calendar year 2008.  As a result, the Company is presenting the assets of its Semiconductor and Medical Reporting Units as Assets Held for Sale and these assets have ceased to be depreciated.

5.           Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2008	2007
Accrued compensation and benefits	$381,000	$252,000
Accrued taxes	289,000	478,000
Accrued legal and accounting	184,000	192,000
Accrued interest	92,000	105,000
Rapiscan settlement accrual	-	200,000
Other accrued liabilities	302,000	536,000
	$1,248,000	$1,763,000

The Company accrues warranty costs in the period the related revenue is recognized and adjusts the reserve balance as needed to address potential future liabilities.  The following table details the changes in the Company’s warranty reserve, which is included in other accrued liabilities in the schedule above.

Balance at June 30, 2007	$57,000
Accrued warranty expense	39,000
Charges against the reserve	(36,000)
Balance at March 31, 2008	$60,000

6.           Investment in Unconsolidated Subsidiaries

As of March 31, 2008 the Company has a 15.1% interest in CorNova, Inc.  The Company recognized $0 for the three and nine month periods ended March 31, 2008 and $0 and $158,000 for the three and nine month periods ended March 31, 2007 respectively, of equity losses in unconsolidated subsidiaries, representing the Company’s portion of CorNova’s net loss.  As a result of the cumulative net losses incurred, the Company’s investment in CorNova is $0.

The Company has historically accounted for its investment in this unconsolidated subsidiary under the equity method due in part to the significant influence the Company had over CorNova which resulted from Dr. A. J. Armini, the former President and Chief Executive Officer of the Company , being on CorNova’s Board of Directors.  As a result of Dr. Armini resignation from CorNova’s board, in September 2007, the equity method is no longer appropriate and the cost method will be used.

7.	Commitments and Contingencies

(a)            Capital and Operating Leases

The Company has an operating lease for its manufacturing, research and office space in Wakefield, MA which expires on December 31, 2008. Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility. The Company also has leases for two facilities in Sunnyvale, CA. The leases expire in December 2009 and September 2010 and the Company has an option to extend each lease for five additional years.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, the Company executed a sublease agreement for one of its California facilities and terminated the lease for its satellite facility in Austin, TX.  In addition, in March 2008, the Company entered into a six month lease for office space in Beijing, China, to support the sales activities in the region.  The total lease expense for the six months is approximately $6,000.

In conjunction with the acquisition of Accurel, in March 2005, the Company recorded a lease liability of $829,000. This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, if the lease had been negotiated under current market conditions.  Subsequently, as a result of the sale of Accurel, the Company has recorded an additional lease liability of $487,000 representing that portion of the lease in excess of the sublease arrangement with Evans.  The balance of the lease liability on March 31, 2008 is $811,000 of which $313,000 is current.

In April 2007, in conjunction with the Company’s original plans to conduct research, development and minor manufacturing work in New Mexico, the Company executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which the Company elected in February 2008.  As a result of the early termination, the Company is responsible for reimbursing the landlord for certain leasehold improvements over a 24 month period.  As of March 31, 2008, the balance due is approximately $47,000.

Future minimum rental payments required under capital and operating leases for both continuing and discontinued operations, with non-cancelable terms in excess of one year at March 31, 2008, together with the present value of net minimum lease payments, are as follows:

	Capital Lease Payments	Operating Lease Payments	Sublease Income(1)
Year ending June 30, 2008:
2008, remaining 3 months	$ 8,000	$ 432,000	$ 61,000
2009	27,000	1,454,000	253,000
2010	15,000	838,000	260,000
2011 and remaining	2,000	150,000	66,000
Total future minimum lease payments	52,000	$ 2,874,000	$ 640,000
Less: amounts representing interest	(7,000)
Present value of future minimum lease payments	45,000
Less: current portion	(17,000)
Capital lease obligation, net of current portion	$ 28,000

                                                                (1) reflects the sublease on the former Accurel facility

       (b)           Employment Agreements

On September 27, 2007, the Company entered into a Transition Agreement with Dr. Anthony J. Armini, the Company’s former President and Chief Executive Officer, with a term of 24 months.  Under this Transition Agreement Dr. Armini resigned his positions and assumed the position of Scientific Advisor.  Dr. Armini remained the Chairman of the Board of Directors until the December 2007 annual meeting of shareholders, at which time he left the Board.  During the transition period, the Company will compensate Dr. Armini at the annual rate of $250,000.  In addition, Dr. Armini may participate in the Company’s medical and dental insurance programs.  The Company may terminate this Transition Agreement only for cause and Dr. Armini may terminate the Transition Agreement for any reason, with each party giving the other written notice.  In conjunction with this agreement, Dr. Armini has been issued a stock option for 200,000 shares of common stock at an exercise price of $2.09 per share, of which 25,000 shares vested immediately, and the remaining 175,000 shares vest at a rate of 25,000 per quarter over the term of the Transition Agreement.  These options were valued using the Black Scholes method and the following assumptions:  volatility 96%, risk free interest rate of 4.01% and expected life of 1.75 years.

On December 12, 2007, the Company entered into an employment agreement with Mr. Phillip Thomas, the Company’s President and Chief Executive Officer, having an initial term of three years, an annual base salary of $275,000, an annual incentive bonus program and a car allowance.  In conjunction with this agreement, Mr. Thomas has been issued an option for 280,000 shares of common stock at an exercise price of $1.15 per share, of which 93,333 vested immediately, and the remaining 186,667 vest over 24 months.  These options were valued using the Black Scholes method and the following assumptions:  volatility 82%, risk free interest rate of 3.67% and expected life of six years.  In addition, Mr. Thomas may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position. The Company may terminate his employment for any material breach of his employment agreement at any time.   In the event the Company terminates Mr. Thomas’ employment without cause, the Company will pay him 12 months salary on a regular payroll basis.  Under his employment agreement, Mr. Thomas is subject to restrictive covenants, including confidentiality provisions and a one year non-compete and non-solicitation provision.

On March 18, 2008, the Company entered into an employment agreement with Ms. Diane Ryan, the Company’s Chief Financial Officer, having an initial term of three years, an annual base salary of $155,000, and an annual incentive bonus program.  In conjunction with this agreement, Ms. Ryan has been issued an option for 50,000 shares of common stock at an exercise price of $1.10 per share, of which 16,667 vested immediately, and the remaining 33,333 vest over 24 months.  These options were valued using the Black Scholes method and the following assumptions:  volatility 80%, risk free interest rate of 3.96% and expected term of 8.5 years.  In addition, Ms. Ryan may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position. The Company may terminate her employment for any material breach of her employment agreement at any time.  In the event the Company terminates Ms. Ryan’s employment without cause, the Company will pay her 12 months salary on a regular payroll basis.  Under her employment agreement, Ms. Ryan is subject to restrictive covenants, including confidentiality provisions and a one year non-compete and non-solicitation provision.

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

On March 23, 2006, Rapiscan filed a complaint against the Company and its contract assembler, Columbia Tech, in the United States District Court for the Central District of California, regarding the Rapiscan Agreement.  Rapiscan’s complaint against the Company alleged claims of breach of contract and breach of warranty and requested specific performance, declaratory relief and injunctive relief. Rapiscan’s complaint against Columbia Tech alleged tortuous interference with contractual relations and requested injunctive relief and declaratory relief. On April 12, 2006, Rapiscan dismissed all claims against Columbia Tech.

On March 24, 2006, the Company brought suit in the United States District Court in the District of Massachusetts against Rapiscan and its parent, OSI Systems, Inc. (“OSI”). The Company requested rescission of the Rapiscan Agreement, plus damages, based on claims of misrepresentation.  In the alternative, the Company sought termination of the Rapiscan Agreement due to material breaches of contract and the implied covenant of good faith and fair dealing and for damages due to Rapiscan’s breach of contract and the implied covenant of good faith and fair dealing.

In August 2006, as a result of motions made by both parties, the two lawsuits (the “Pending Litigation”) were consolidated in the United States District Court for the Central District of California with the Company as plaintiff.  In late 2006, Rapiscan and OSI filed a motion to dismiss certain of the Company’s claims.  The court dismissed the Company’s claim of breach of fiduciary duty, but the motion to dismiss was denied in all other respects.  OSI and Rapiscan had filed four motions for partial summary judgment with respect to certain discrete claims.  Two of the motions were denied in their entirety.  The third was denied in the only material respect and granted in two immaterial respects.

    On January 4, 2008, the Company executed a Settlement Agreement (the “Settlement Agreement”) with OSI and Rapiscan to resolve the Pending Litigation and to enter into additional agreements.  In addition to the immediate dismissal of the Pending Litigation, other terms of the Settlement Agreement include, (i) the rescission of the Rapiscan Agreement, (ii) the payment by the Company of $200,000, such payment to be made in the form of shares of the Company’s common stock,  (iii) the granting of non-exclusive distribution rights to Rapiscan, (iv) the payment by the Company of up to $1,000,000 in Technology Transfer Fees, payable over time at a rate of 2% of the gross sales price received by the Company when and if a passenger portal is sold, and (v) the opportunity for OSI to supply certain components to the Company.  The Company issued 221,729 shares on March 13, 2008 in settlement of the litigation.

On May 1, 2007, the Company entered into an Asset Purchase Agreement (the “Evans Agreement”) to sell substantially all of the assets (the “Transaction”) of its subsidiary, Accurel Systems International Corporation (“Accurel), a California corporation, to Evans Analytical Group LLC (“Evans”), a Delaware limited liability company.  Evans acquired all of the fixed assets and accounts receivable of Accurel.  The total purchase price of the Transaction was approximately $12,705,000.

In connection with the Transaction, we entered into an escrow agreement (the “Escrow Agreement”) with Evans, Accurel, and Zions First National Bank.  Pursuant to the Escrow Agreement, Evans deposited $1,000,000 (the “Escrow Amount”) of the total purchase price for the assets into an escrow account.  Any valid claims for indemnification made by Evans pursuant to the Agreement shall be drawn from this sum.  The Escrow Agreement provided, subject to any claims of indemnifications, for a release of $500,000 on approximately each of March 31, 2008 and March 31, 2009.

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

    On February 22, 2008, Evans filed suit requesting rescission of the Evans Agreement, plus $8 million in damages, based on claims of misrepresentation (the “Evans Claim”). On March 28, 2008, Evans filed a formal Claims Notice with the escrow agent prohibiting release of any portion of the escrow to the Company as a result of the suit filed on February 22, 2008.  Management continues to believe the escrowed amounts are collectible, however as a result of the Claim Notice, have classified the $1,000,000 Escrow Amount as a long-term asset.  The Company has retained legal counsel in defense of these claims and intends to vigorously defend the Evans Claim and the Claim Notice.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business. We do not believe that any of these proceedings will have a material adverse effect on our business.

8.	Redeemable Convertible Preferred Stock

The following table reflects the required redemption of the Series D Preferred Stock, issued to Laurus Master Fund, LLP.  (“Laurus”), before the effect of the accrued dividends:

Preferred Stock Monthly
Year ending June 30:	Redemption Schedule
2008 remaining 3 months	$455,000
2009	2,424,000
$2,879,000

On December 28, 2006, Laurus consented to permit the Company to defer the December 2006, January 2007, February 2007, March 2007, April 2007, May 2007, June 2007, July 2007, and August 2007 redemptions to the end of the term. The monthly redemption of approximately $152,000 plus accrued dividends resumed on September 1, 2007 and will continue until the final payment date in September 2008 for approximately $2.1 million.  Subject to certain conditions, including the market price of our common stock being above $4.57 per share, the Company has the option to pay this amount in cash or in common stock at a fixed conversion price of $4.15 per common share.

The Company valued the Series D Preferred Stock at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including certain warrants, the embedded derivative instruments and offering costs. The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D preferred stock, the amount allocated to warrants, the value attributed to the embedded derivatives and issuance costs. The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value at September 1, 2008, or the actual conversion date, whichever is earlier. The accretion of these amounts is being recorded as a preferred dividend in the period of accretion. As of March 31, 2008, $1,974,000 was accreted . As of March 31, 2008 and June 30, 2007, the fair value of this conversion feature approximated $97,000 and $133,000, respectively.  The value of the embedded derivatives related to the adjustable dividend rate and the potential default provisions were determined to be immaterial at March 31, 2008.

9.	Share-based compensation plans

Stock Option Plans

As of March 31, 2008, a total of 137,003, 63,602, and 610,500 shares are available for issuance under the 1998 Stock Option Plan, the 2000 Incentive and Non-Qualified Stock Option Plan and the 2004 Stock Option Plan, respectively.  The 1998 Stock Option plan expires in September 2008.

The following table presents the cumulative activity of the stock option plans for the three month periods ended September 30, 2007, December 31, 2007 and March 31, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2007	1,790,738	$4.66
Granted	210,000	$2.09
Exercised	-	-
Cancelled	(20,000)	$10.15
Outstanding at September 30, 2007	1,980,738	$4.33
Granted	635,000	$1.23
Exercised	-	-
Cancelled	(208,000)	$4.70
Outstanding at December 31, 2007	2,407,738	$3.48
Granted	285,000	$0.90
Exercised	-	-
Cancelled	(40,000)	$3.07
Outstanding at March 31, 2008	2,652,738	$3.21
Options exercisable at end of period	1,312,150	$4.73
Weighted-average fair value of options granted during period		$0.61

The Company recorded $168,000 and $265,000 of stock-based compensation, which includes $4,000 and $3,000 of compensation expense attributable to its Employee Stock Purchase Plan and an expense of $27,000 and $131,000 of non-cash stock-based compensation related to warrants issued to non-employees, in the three month periods ended March 31, 2008 and 2007, respectively.  The Company recorded $515,000 and $575,000 of stock- based compensation, which includes $14,000 and $16,000 of compensation expense attributable to its Employee Stock Purchase Plan and expenses of $16,000 and $139,000 of non-cash stock-based compensation related to warrants issued to non-employees, in the nine month periods ended March 31, 2008 and 2007, respectively.

The total non-cash stock-based compensation expense, included in the consolidated statement of operations for the three and nine month periods ended March 31, 2008 and 2007, respectively, is included in the following expense categories:

	Three months ended March 31,
	2008	2007
Cost of revenues	$9,000	$40,000
Research and development	21,000	27,000
Selling, general and administrative	138,000	198,000
Total	$168,000	$265,000

	Nine months ended March 31,
	2008	2007
Cost of revenues	$48,000	$123,000
Research and development	58,000	75,000
Selling, general and administrative	409,000	377,000
Total	$515,000	$575,000

As of March 31, 2008, there was $782,000 of total unrecognized compensation expense related to unvested share- based compensation arrangements under the various share-based compensation plans.  This amount is exclusive of options to employees of the discontinued operations, which would have represented an additional $117,000 of unrecognized compensation expense.  This expense is expected to be recognized as follows:

Period Ended June 30:
Remaining 3 months 2008	$113,000
2009	402,000
2010	218,000
Thereafter	49,000
Total	$782,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate future option forfeitures within the valuation model. The expected term of options granted is calculated using the Company’s historical option exercise transactions as outlined SFAS 123R and reflects the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield in effect at the time of grant.

	Nine month period ended March 31, 2008		Nine month period ended March 31, 2007
	Stock Option Plan	Stock Purchase Plan	Stock Option Plan	Stock Purchase Plan
Risk free interest rate	3.13% - 4.34%	3.34%	4.58% – 5.07%	5.17%
Expected dividend yield	0%	0%	0%	0%
Expected lives (years)	1.75 – 8.5 years	6 months	3.5 - 6 years	6 months
Expected volatility	55% - 91%	97%	76% - 79%	78%
Expected forfeiture rate	10%	0%	10%	0%
Contractual term	5 - 10 years	6 months	5 - 10 years	6 months

Employee Stock Purchase Plan

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “1998 Plan”). The 1998 Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductons. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of his or her wages into the 1998 Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 1998 Plan is 141,000. As of March 31, 2008, a total of 10,669 shares are available for issuance under this plan.  This plan expires in September 2008.

In December 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 Plan”). The 2006 Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After three months of employment, an employee is eligible to participate and can defer up to 10% of his or her wages into the 2006 Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of March 31, 2008, a total of 442,837 shares are available for issuance under the 2006 Plan.

           Compensation expense under the 1998 and 2006 Plans for the three month periods ended March 31, 2008 and 2007 is $4,000 and $3,000, respectively and $14,000 and $16,000, for the nine month periods ended March 31, 2008 and 2007, respectively.

Non-qualified options and warrants

Included in the consolidated statement of operations for the three month periods ended March 31, 2008 and March 31, 2007, is a stock-based compensation expense of $27,000 and $131,000, respectively, attributable to other non-employee options and warrants.  For the nine month periods ended March 31, 2008 and March 31, 2007, the Company recorded an expense of $16,000 and $139,000, respectively, attributable to non-employee options and warrants.

10.	Long-term Debt and Credit Arrangements

MED-TEC Payment Obligation

On July 31, 2003, the Company entered into an agreement with its former exclusive distributor of prostate seeds, to release each other from further obligations under an original distributor agreement.  The new agreement conveys to the Company direct marketing and sales capabilities to sell its I-Plant Seed brachytherapy seeds for use in the treatment of prostate cancer.  In connection with this, the Company’s former exclusive distributor agreed to work cooperatively to transition customers and marketing materials directly to the Company.  The distributor also agreed not to compete with the Company for a period of three years.  The present value of the Company’s  payment obligation was recorded as approximately $1,007,000, using a rate of 10.24%. This amount was recorded as an intangible asset and was amortized over its estimated useful life of 29 months.  As of March 31, 2008, the outstanding and past due principal balance is approximately $63,000.  For the three months ended March 31, 2008 and 2007, the Company recorded approximately $2,000 and $6,000, respectively, and $7,000 and $18,000 for the nine-month periods ended March 31, 2008 and 2007 respectively, of interest expense relating to this transaction.

Revolving Credit Facility and Term Note with Bridge Bank

On January 3, 2007, the Company executed an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) which amended and restated the terms of a Business Financing Agreement originally dated as of June 1, 2005 with Silicon Valley based Bridge Bank, N.A. (the “Bank”) increasing the revolving credit facility from $1.5 million to $5.0 million.  This revolving credit facility (the “line of credit”) has a two year term, provides for advances of up to 80% of the Company’s eligible accounts receivable and up to the lesser of $1,000,000 or forty percent (40%) of eligible inventory, bears interest at the prime rate, plus 1/2% per annum, and is collateralized by all assets of the Company.

In addition, pursuant to the terms of the Loan Agreement, the Company converted $1,600,000 of the outstanding line of credit balance into a 30 month term note bearing an interest rate at the prime rate plus 1% per annum payable in 30 equal monthly installments of principal of approximately $53,000, plus accrued interest beginning on February 10, 2007.

Pursuant to the Loan Agreement, the Company issued to Bridge Bank N.A. a seven-year warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share.  The warrants were valued using the Black Scholes model and the following assumptions: volatility of 78%, an expected life of  seven years, and a risk free interest rate of 4.54%.  Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note and warrants have been recorded at their relative fair value.  The Company accretes the value of the warrants, $28,000, to the term note over the life of the note.  As of March 31, 2008, approximately $14,000 has been amortized.

The Company was in violation of certain covenants associated with this facility at March 31, 2008.  The Company has requested a waiver from the bank for these covenant violations, however, cannot be certain that a waiver will be granted.  If the Bank does not agree to grant such a waiver, there is a risk that the bank may call the loan or prevent the Company from taking additional advances until the default is cured.

As of March 31, 2008 and June 30, 2007, this revolving credit facility had a balance of $227,000 and $0, respectively.  As of March 31, 2008 and June 30, 2007, the term note had a balance of $552,000 and $1,299,000, respectively.

11.	Earnings (loss) Per Share

The Company had the following potential dilutive securities outstanding on March 31, 2008: options and warrants to purchase 2,652,738 and 2,538,267 shares, respectively, of the Company’s common stock at weighted average exercise prices of $3.21 and $5.57 per share, respectively, and Series D Preferred Stock convertible into an aggregate of 693,684 shares of the Company’s common stock. Such potential dilutive securities were not included in the calculation of diluted loss per share in the period ended March 31, 2008 because the inclusion thereof would be antidilutive.

12.	Discontinued Operations

On May 1, 2007, the Company completed the sale of its Accurel subsidiary to Evans (“Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of approximately $12,705,000 of which $1,000,000 was placed in escrow. At June 30, 2007, the Company determined that the proceeds, less the related transaction costs of approximately $1,794,000 in cash fees and expenses, taxes of $197,000, and $390,000 in a non-cash charge for three year warrants issued, were less than the book value of the net assets transferred of $11,570,000 and therefore a loss on the sale of Accurel of $1,246,000 was recorded in the fourth quarter in the year ended June 30, 2007 as a component of the loss from discontinued operations.  In previous financial statements the Accurel subsidiary was part of the Semiconductor business segment.

During the three months ended March 31, 2008, the Company’s Board of Directors committed to a plan for management to actively pursue buyers for Core Systems, Inc., the remaining portion of the semiconductor business segment, and for its medical business segment. This strategic decision will enable the Company to focus all of its efforts on providing products for the growing security marketplace.  It is expected that both of these business units will be sold prior to December 31, 2008.

In accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the March 31, 2008 financial statements have been prepared and historical statements of operations have been reclassified to present the operating results of Accurel, Core Systems, Inc., and its medical segments, (the “Business Units”), as income (loss) from discontinued operations in the accompanying Condensed Consolidated Statements of Operations.  The assets and liabilities of Core Systems, Inc and the medical segment have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets. The Company has clearly (i) determined that the  Business Units’ operations and cash flows will be eliminated from its ongoing operations, (ii) determined that the Business Units operated as separate components of its aggregated business as, historically, management reviewed separately the financial results and cash flows of these businesses apart from its ongoing continuing operations, and (iii) determined that it will have no further significant continuing involvement in these operations after the sale. The Company has signed non-binding term sheets with two different companies to sell the majority of its Medical segment assets.  One of these agreements provides that the Company will provide limited consulting services to the buyer for a period that is anticipated to be six months.  The consulting services cash flows are not direct cash flows since the Company will not be (a) recognizing revenues or costs that likely would have been generated by the disposed component absent the disposal transaction or (b) continuing any of the revenue-producing or cost-generating activities through active involvement with the disposed component.

Condensed results of operations relating to Accurel for the three and nine months ended March 31, 2007 are as follows:

	Three Months Ended March 31, 2007	Nine months Ended March 31, 2007
Revenues:	$2,187,000	$6,763,000
Gross profit	596,000	2,051,000
Operating income	86,000	645,000
Loss on sale of Accurel	(649,000)	(649,000)
Loss from discontinued operations	$(628,000)	$(139,000)

Condensed results of operations relating to Core Systems, Inc.  reported as the Semiconductor segment, for the three and nine months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues:	$1,598,000	$1,898,000	$4,689,000	$5,436,000
Gross profit	310,000	341,000	114,000	740,000
Operating (loss) income	714,000	(64,000)	(2,403,000)	(1,065,000)
Income (loss) from discontinued operations	$714,000	$(63,000)	$(2,403,000)	$(1,064,000)

    Included in income (loss) from discontinued operations for the three and nine month periods ended March 31, 2008 is a reduction in expense of  $737,000 and an expense of $1,487,000, respectively, relating to an appraisal of goodwill and  long-lived assets.  Initially the Company recorded an approximate $2.2 million impairment charge in the quarter ended December 31, 2007 based on a preliminary analysis. Subsequently management has further analyzed the information required to complete their impairment analysis and have reduced their preliminary estimate of impairment of goodwill, intangible and long-lived assets by approximately $700,000. The recovery of this previous impairment charge has been recorded in loss from discontinued operations in the three and nine months ended March 31, 2008.

Condensed results of operations relating to the Medical segment for the three and nine months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues:	$169,000	$897,000	$462,000	$3,095,000
Gross profit (loss)	(184,000)	39,000	(570,000)	2,642,000
Operating (loss) income	(208,000)	(119,000)	(675,000)	(92,000)
(Loss) income from discontinued operations	$(208,000)	$(119,000)	$(675,000)	$(92,000)

The discontinued assets and liabilities of Core Systems, Inc. are as follows:

Assets of discontinued operations:
	March 31, 2008	June 30, 2007

Accounts receivable, net	$1,163,000	1,005,000
Inventory, net	207,000	228,000
Other current assets	5,000	43,000
Total Current Assets of Discontinued Operations	1,375,000	1,276,000

Goodwill	1,195,000	2,062,000
Intangible assets, net	32,000	77,000
Fixed assets and equipment, net	773,000	1,709,000
Other non-current assets of	25,000	75,000
Total Non-Current Assets of Discontinued Operations	2,025,000	3,923,000

Total Assets of Discontinued Operations	$3,400,000	5,199,000

Liabilities of discontinued operations:

Accounts payable and accrued expenses	$828,000	783,000
Deferred revenue	10,000	10,000
Current portion of capital leases	5,000	3,000
Total Current Liabilities of Discontinued Operations	843,000	796,000

Long-term portion of Capital leases	2,000	4,000
Total Non-Current Liabilities of Discontinued Operations	2,000	4,000
Total Liabilities of Discontinued Operations	$845,000	$800,000

The discontinued assets and liabilities of the Medical segment are as follows:

Assets of discontinued operations:
	March 31, 2008	June 30, 2007

Accounts receivable, net	$48,000	$540,000
Inventory, net	297,000	255,000
Total Current Assets of Discontinued Operations	345,000	795,000

Fixed assets and equipment, net	558,000	683,000
Total Non-Current Assets of Discontinued Operations	558,000	683,000

Total assets of Discontinued Operations	$903,000	1,478,000

Liabilities of Discontinued Operations:

Accounts payable and accrued expenses	$99,000	315,000
Total Current Liabilities of Discontinued Operations	99,000	315,000

Total Liabilities of Discontinued Operations	$99,000	$315,000

13.           Income Taxes

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

The Company has reviewed the tax positions to taken, or to be taken, in its tax returns for all tax years currently open to examination by taxing authority in accordance with the recognition and measurement standards of FIN 48.  At March 31, 2008, there is no aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements.

14.	Recent Accounting Pronouncements

    In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which replaces FAS No.141, “Business Combinations”. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the method of applying the purchase method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). The Company is currently analyzing the impact, if any, of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of March 31, 2008, the Company’s financial assets subject to SFAS 157 consisted of held to maturity investments in marketable securities and investments in non-publicly traded companies; financial liabilities consisted of derivatives for forward contracts. The Company determined fair value for the investments in marketable securities and the derivative liabilities based on quoted market prices in active markets (i.e. Level 1 as defined under SFAS 157); fair value for investments in non-publicly traded companies was based on third party valuation models (i.e. Level 2 as defined under SFAS 157). The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

15.	Subsequent events

On April 10, 2008 (the “Closing Date”), the Company entered into a definitive agreement (the “Merger Agreement”) to acquire all of the capital stock of Ion Metrics, Inc, a California corporation (“IMI”). The transaction was structured as a reorganization of IMI with and into a newly formed, wholly-owned subsidiary of the Company (the “Transaction”). As part of the Transaction, the Company will issue to the former stockholders of IMI (the “IMI Stockholders”) consideration consisting of 2,000,000 shares of the Company’s common stock, par value $0.10 per share (“Common Stock”).

The IMI Stockholders have agreed not to sell any of their shares of common stock for a period of 18 months from the Closing Date (the “Lock-up Period”); provided however for the period from six to 18 months from the Closing Date, each holder may sell, in any 3 month period, the greater of (a) 1% of the outstanding shares of the same class being sold or (b) if the class is listed on a stock exchange or quoted on the American Stock Exchange, the greater of (i) one percent (1%) of the outstanding shares of such class or (ii) the average reported weekly trading volume during the four weeks preceding the sale.

In connection with the Transaction, the Company entered into an escrow agreement (the “Escrow Agreement”) with IMI and ComputerShare Trust Company.  The Company deposited 400,000 shares of common stock, representing 20% of the purchase price, into an escrow account.  Any valid claims for indemnification made by the Company pursuant to the Merger Agreement shall be paid from these shares.  The Escrow Agreement provides, subject to any claims of indemnifications, for a release of the shares on April 10, 2009.

As part of the closing, Said Boumsellek, the former President of IMI, and Robert Ferran, the former Chief Scientist of IMI, have entered into three year employment agreements with the Company and Thomas Kuehn, a former board member of IMI has entered into a one year consulting agreement with the Company.

The Transaction also included board observer rights which permit a designee of the IMI Stockholders to attend Company board meetings.  This right expires upon the termination of the Lock-Up Period.

The Company entered into an agreement with Ferran Scientific (the “FS Agreement”) whereby the Company assumed certain IMI obligations and rights of IMI.   The FS Agreement also included modifications to these assumed obligations including the deferral of payment obligations for a period up to 12 months from the Closing Date.  The Company also assumed an obligation to pay Ferran Scientific a minimum of $500,000 in royalty payments over the next eight years.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended June 30, 2007, and in our other filings with the Securities and Exchange Commission. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Over the past 23 years, Implant Sciences Corporation has developed technologies using ion beam technology and thin film coatings. Initially this technology was used in semiconductor wafer processing, the modification of orthopedic joint implant surfaces to reduce polyethylene wear generation and the manufacturing of products for brachytherapy treatments.  The latest application of our ion beam technology includes the manufacturing of trace explosives detection equipment.

Today, the Company is focused on the security marketplace by providing systems and sensors for the homeland security market and related industries and has both developed and acquired technologies using ion mobility spectrometry to develop a product line for use in explosives trace detection.  The Company is currently in the process of divesting all non-security related assets.

In October 2004 and March 2005, the Company acquired two California semiconductor related companies, Core Systems (“Core”) and Accurel Systems International (“Accurel”), respectively.  In May 2007, we sold our Accurel subsidiary for a total purchase price of approximately $12,705,000.  Other applications of our ion beam technology had been in the area of temporary brachytherapy products. In June 2007, we sold certain assets associated with this product line and divested the prostate seed and medical software businesses.

In February 2008, the Company’s Board of Directors committed to a plan for management to actively pursue a buyer for its Semiconductor Reporting Unit.  In March 2008, the Company notified its medical coating customers of its intention to discontinue these services by the end of calendar 2008.  In addition, the Company signed has signed non-binding term sheets with two different companies to sell the majority of its remaining assets relating to its former brachytherapy business.  As a result, both its Semiconductor and Medical Reporting Units are being presented as discontinued operations in the accompanying financial statements.

Management’s discussion and analysis of financial condition and results of operations are based on the Company’s continuing operations.

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operation of the Company for the three month period ended March 31, 2008 and 2007. It should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Three Month Period Ended March 31, 2008 vs. March 31, 2007

Security products revenues for the three months ended March 31, 2008 were $787,000 as compared to $1,121,000 in the three months ended March 31, 2007, a decrease of $344,000 or 30%.  The decrease in security product revenue is primarily a result of a decrease in government contract revenue as more of the Company’s resources were focused on internally funded research projects in the three month period ended March 31, 2008 as compared with the comparable prior year period.  This decrease in government contract revenue was partially offset by an increase in the number of units of our explosives detection products in the quarter ended March 31, 2008 as compared with the quarter ended March 31, 2007.

 Cost of Revenues. Security products cost of revenues for the three months ended March 31, 2008 were $581,000 as compared to $780,000 in the prior three months period ended March 31, 2007, a decrease of $199,000 or 26%.  The decrease in cost of revenues relates to the decline in government contract revenue and the associated direct expenses.  This decrease was offset by an increase in the variable costs related to increased unit sales of our trace explosives products.

Gross Margins.  Security products had a gross margin of $206,000 or 26% of revenue for the three month period ended March 31, 2008 as compared with a gross margin of $341,000 or 30% in the corresponding prior year period.  The decrease in gross margin is a result of  the loss of gross margin provided by government contract revenue  combined with an insufficient volume of security product unit sales to cover the high fixed costs associated with supporting this product line.

Research and Development. Research and development expense for the three months ended March 31, 2008 was $822,000 as compared to $326,000 for the comparable prior year period, an increase of $496,000 or 152%.  The Company continues to expend funds to expand its staff to further the development of new products in the areas of explosives detection, as well to prepare for certain government laboratory acceptance testing.  In addition, the increase in research and development expenses relates to the decrease in volume and timing of customer funded programs, primarily through government grants and contracts.  The Company focused additional resources on its internally funded research and development programs in the three months ended March 31, 2008 as compared with the three months ended March 31, 2007.  The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants. Research and development expenses prior to starting the government contracts are charged to operating expenses.

Selling, General and Administrative. Selling, general and administrative expense for the three months ended March 31, 2008 was $1,328,000 as compared to $977,000 for the comparable prior year period, an increase of $351,000, or 36%.  The majority of this increase is directly related to the costs associated with the additions to the Company’s senior management team combined with the expenses related to consultants hired to assist management with its investor relations and Sarbanes-Oxley compliance.

Other Income and Expense, Net. For the three months ended March 31, 2008, we recorded other expense, net of $90,000 as compared to $120,000, in the comparable prior year period, a decrease of $30,000 or 25%.  Interest expense in the current year period was $22,000 compared to $226,000 in the prior year period.  This is a result of lower notes payable balances in 2008 as compared with 2007.  During the quarter ended March 31, 2007 the Company had an $1,500,000 outstanding short term note payable to Laurus Master Fund, LLP.  This note was repaid in May 2007.  The reduction in interest expense was offset by an increase in expenses to mark to market the embedded derivatives associated with the Series D Preferred Stock.  For the three months ended March 31, 2008, the company recognized an expense of $97,000 as compared to recognizing income of $95,000 for the three months ended March 31, 2007, related to this derivative.

Loss from Continuing Operations.  Loss from continuing operations for the three months ended March 31, 2008 was $2,034,000 as compared with $1,082,000 for the comparable prior year period, an increase in net loss of $952,000, or 88%.  The increase in net loss is primarily the result of the increase in operating expenses and a reduction of revenue.

Preferred distribution, dividends and accretion on the Series D Redeemable Convertible Preferred Stock were $249,000 in the three months ended March 31, 2008 as compared to $277,000 in the comparable prior year period.

Income (Loss) from Discontinued Operations. Income  from discontinued operations for the three months ended March 31, 2008 was $506,000 as compared a loss of $810,000 in the corresponding prior year period a decrease of $1,316,000.  In the period ended March 31, 2008, discontinued operations include the Company’s semiconductor and medical reporting units, which are being reported as held for sale.  The semiconductor reporting unit reflects only the Company’s Core subsidiary.  However, in the three month period ended March 31, 2007, discontinued operations includes both the Core and Accurel subsidiaries, the medical reporting unit and $649,000 adjustment relating to the loss on sale of Accurel in May 2007.  In addition, the Company completed a formal appraisal of the goodwill and long lived assets relating to the Semiconductor Reporting Unit, pursuant to an impairment occurring in the second quarter of fiscal 2008.  As a result, in the quarter ended March 31, 2008, the Company recognized a reduction in impairment expense of $737,000 reflecting the true–up of the $2,224,000 impairment initially estimated in the quarter ended December 31, 2007.

Nine Month Period Ended March 31, 2008 vs. March 31, 2007

Revenues for the nine months ended March 31, 2008 were $2,505,000 as compared to $3,507,000 in the nine months ended March 31, 2007, a decrease of $1,002,000 or 29%.  The decrease in security product revenue in the nine month period ended March 31, 2008 as compared with the comparable prior year period is primarily due to a decline in revenue generated from government research and development contracts.  This decrease was offset by a 40% increase in revenue related to unit sales of our trace explosives detectors.

Cost of Revenues. Cost of revenues for the nine months ended March 31, 2008 was $1,809,000 as compared to $2,560,000 in the corresponding prior year period, a decrease of $751,000 or 30%.  The decrease in cost of revenues for the nine months ended March 31, 2008 as compared to the corresponding prior year period relate to the decline in direct costs relating to government research and development contracts, offset by the increased variable costs associated with the sale of our trace explosives detectors.

Gross Margins ..  Gross margins for the nine months ended March 31, 2008 were $696,000 as compared to $947,000 in the corresponding prior year period, a decrease of $251,000 or 27%.   The decrease in gross margin is a result of the loss of gross margin contributed by government contract revenue combined with an insufficient volume of security product unit sales to cover the high fixed costs associated with supporting this product line.

  Research and Development.  Research and development expense for the nine months ended March 31, 2008 was $2,135,000 as compared to $1,212,000 for the comparable prior year period, an increase of $923,000, or 76%. The Company continues to expend funds to expand its staff to further the development of new products in the areas of explosives.  The increase in research and development expenses relates to the decrease in volume and timing of customer funded programs, primarily through government grants and contracts.  The Company focused more resources on its internal research and development programs in the nine months ended March 31, 2008 as compared with the nine months ended March 31, 2007.  The Company charges its research and development personnel to cost of revenues for work performed on these contracts and grants. Research and development expenses prior to starting the government contracts are charged to operating expenses.

Selling, General and Administrative. Selling, general and administrative expense for the nine months ended March 31, 2008 was $4,185,000 as compared to $2,722,000 for the comparable prior year period, an increase of $1,463,000, or 54%. The majority of this increase is directly related to the costs associated with the additions to the Company’s senior management team combined with the expenses related to consultants hired to assist management with its investor relations and Sarbanes-Oxley compliance.

Other Income and Expense, Net. For the nine months ended March 31, 2008, we recorded other income, net, of $156,000 as compared to $382,000, in the comparable prior year period, a decrease of $226,000 or 59%. The decrease in other income and expenses, net, is primarily the result of a decrease of $764,000 of other income related to marking to market the embedded derivatives associated with the Series D Preferred Stock.  Interest income increased to $193,000 for the nine month period ending March 31, 2008 as compared to $22,000 in the prior year period, an increase of $171,000 as a result of investing the cash proceeds from the sale of Accurel in May 2007.  Interest expense in the current year period was $82,000 compared to $282,000 in the prior year period as the Company continues to pay down its debt.

Loss from Continuing Operations.  Loss from continuing operations for the nine months ended March 31, 2008 was $5,468,000 as compared with $2,605,000 for the comparable prior year period, an increase in net loss of $2,863,000, or 110%.  The increase in net loss is primarily the result of the reduction in other income related to the marking to market of the embedded derivative associated with the Series D Preferred Stock combined with the additional expenses relating to the expansion of the executive management, research and development and sales and marketing staff.

Preferred distribution, dividends and accretion on the Series D Redeemable Convertible Preferred Stock were $845,000 in the nine months ended March 31, 2008 as compared to $658,000 in the comparable prior year period.

Loss from Discontinued Operations.  Loss from discontinued operations for the nine months ended March 31, 2008 was $3,078,000 as compared with a loss of $1,295,000 in the corresponding prior year period.  The apparent increase in loss is the result of including the positive nine month results from the Accurel operations in the prior year period, which are not included in the current period.  The Company sold the assets of its Accurel subsidiary on May 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2008, the Company had approximately $2,421,000 in the form of cash and cash equivalents. During the nine months ended March 31, 2008, operating activities used cash of approximately $4,732,000. Net cash used by operating activities primarily reflects the loss from continuing operations of $5,468,000 and the loss from discontinued operations of $3,078,000, a $404,000 decrease in accounts payable, partially offset by non-cash expenses of $515,000 of share-based compensation and $127,000 of depreciation expense, and a $147,000 decrease in accounts receivable.  The Company has approximately $566,000 of raw materials and finished goods inventories related to its handheld explosives detection product.  This inventory was acquired in anticipation of future shipments of this product to customers.  Orders for the explosives detection product to date have typically been from distributors to foreign governments or agencies of foreign governments.  The sales cycle to these entities can take a number of months to close the order, set up letters of credit from the customer covering the payment, and obtain the necessary export licenses and other required documentation.  Investing activities used cash of $395,000. Financing activities used cash of $2,071,000 and consist primarily of $1,068,000 in cash payments on bank loans and capital leases along with $1,282,000 in cash dividends and payments to the holders of the Series D Preferred Stock, offset by $52,000 of stock related issuances.

The Company currently has a $5.0 million revolving credit facility (the “line of credit”) with Silicon Valley based Bridge Bank, N.A. (the “Bank”).  This line of credit, which expires in December 2008, provides for advances of up to 80% of the Company’s eligible accounts receivable and up to the lesser of $1,000,000 or 40% of eligible inventory, bears interest at the prime rate, plus 1/2% per annum, and is collateralized by all assets of the Company.  In addition, the Company has a 30-month term loan with the Bank, bearing an interest rate at the prime rate plus 1% per annum payable in 30 equal monthly installments of principal, plus all accrued interest beginning on February 10, 2007.

Since May 1999, we have been developing several explosive detection systems that could be used in airports, public and government buildings, and sporting event facilities. The systems use our proprietary technology, which includes the use of a photon-based, non-radioactive ion source in combination with ion mobility spectrometry, to electronically detect minute quantities of explosive vapor molecules.

This project is currently being undertaken by both our internal scientists and outside contractors. The development of new applications is typically funded through government grants or internal funding. Since March 2000, we have received 17 contracts totaling over $12 million for detection of toxic chemicals or explosives from agencies such as the Departments of the Army, Air Force, Marine Corps, Navy and the Department of Homeland Security.

Consistent with our policy to protect our proprietary technologies, we have been awarded six patents and have submitted six additional patent applications to the United States Patent and Trademark Office. These patents and applications cover specific design configurations that are responsible for our improved vapor detection sensitivity.

We are now manufacturing several versions of our explosives detection systems, including: (i) a bench-top unit, which can be used to screen passengers and carry-on baggage in airports and (ii) a portable system, which can be used to clear buildings, aircrafts, or ships where hidden explosivesare believed to exist.  We are currently selling our portable and bench-top version of these products both domestically and internationally. We plan to market these systems to government agencies for use in airports, government buildings and facilities and elsewhere.

We are currently expending significant resources to develop the next generation of our current products and to develop new products. Although we continue to fund as much research and development as possible through government grants and contracts in accordance with the provisions of the respective grant awards, we will require additional funding in order to continue the advancement of the commercial development and manufacturing of the explosives detection system. We will attempt to obtain such financing by: (i) government grants, (ii) private financing, or (iii) strategic partnerships. However, there can be no assurance that we will be successful in our attempts to raise such additional financing.

We will require substantial funds for further research and development, regulatory approvals, and the marketing of our explosives detection products. Our capital requirements depend on numerous factors, including but not limited to; the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the hiring of additional personnel, and acquiring capital equipment.

Based on the current sales, expense and cash flow projections, advances on the Company’s line of credit and the proceeds from the sale of certain assets, management believes it has plans in place to fund operations for the next several months.  Because there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in executing these plans, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions. Future expenditures for research and product development are discretionary and can be adjusted as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in  our Annual Report on Form 10-K as of June 30, 2007.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.  In accordance with SFAS No. 142 (“Goodwill and Other Intangible Assets”), goodwill and other intangible assets with indefinite lives are no longer amortized, but rather such assets are subject to annual impairment reviews or more frequently, if events or circumstances indicate that they may be impaired.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which replaces FAS No.141, “Business Combinations”. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the method of applying the purchase method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). The Company is currently analyzing the impact, if any, of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of March 31, 2008, the Company’s financial assets subject to SFAS 157 consisted of held to maturity investments in marketable securities and investments in non-publicly traded companies; financial liabilities consisted of derivatives for forward contracts. The Company determined fair value for the investments in marketable securities and the derivative liabilities based on quoted market prices in active markets (i.e. Level 1 as defined under SFAS 157); fair value for investments in non-publicly traded companies was based on third party valuation models (i.e. Level 2 as defined under SFAS 157). The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

 ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                   CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") and our internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the Securities and Exchange Commission (“SEC”) require that  we present the conclusions of our CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

SCOPE OF THE CONTROLS EVALUATION

The CEO’s and CFO’s evaluation of our Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various review and evaluation activities are to monitor our Disclosure Controls and Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, management sought in its evaluation to determine whether there were any "significant deficiencies" in our Disclosure Controls or our Internal Controls.  A “significant deficiency” is a deficiency or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.  In the final standard a “material weakness” is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The reportable condition related primarily to the analysis conducted in regards to the annual goodwill impairment testing

The reportable condition has been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully , by putting in place the personnel, processes, technology and other resources appropriate to improve the communication between our subsidiary and the parent company as well as to provide better forecasting models.  As part of this commitment, in the second quarter of our fiscal year ending June 30, 2008, we began by educating the staff and revising the internal forecasting and reporting procedures to ensure that changes are provided in a timely manner to management.  Although management will continue to evaluate these procedures to improve the process, management is confident that our financial statements for the year ended June 30, 2007 fairly present, in all material respects, our financial condition and results of operations.

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

On March 23, 2006, Rapiscan filed a complaint against the Company and its contract assembler, Columbia Tech, in the United States District Court for the Central District of California, regarding the Rapiscan Agreement.  Rapiscan’s complaint against the Company alleged breach of contract and breach of warranty and requested specific performance, declaratory relief and injunctive relief. Rapiscan’s complaint against Columbia Tech alleged  tortuous interference with contractual relations and requested injunctive relief and declaratory relief. On April 12, 2006, Rapiscan dismissed all claims against Columbia Tech.

On March 24, 2006, the Company brought suit in the United States District Court in the District of Massachusetts against Rapiscan and its parent, OSI Systems, Inc. (“OSI”). The Company requested rescission of the Rapiscan Agreement, plus damages, based on claims of misrepresentation.  In the alternative, the Company sought termination of the Rapiscan Agreement due to material breaches of contract and the implied covenant of good faith and fair dealing and for damages due to Rapiscan’s breach of contract and the implied covenant of good faith and fair dealing.

In August 2006, as a result of motions made by both parties, the two lawsuits (the “Pending Litigation”) have been consolidated in the United States District Court for the Central District of California with the Company as plaintiff.  In late 2006, Rapiscan and OSI filed a motion to dismiss certain of the Company’s claims.  The court dismissed the Company’s claim of breach of fiduciary duty, but the motion to dismiss was denied in all other respects.  OSI and Rapiscan had filed four motions for partial summary judgment with respect to certain discrete claims.  Two of the motions were denied in their entirety.  The third was denied in the only material respect and granted in two immaterial respects.

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

On May 1, 2007, the Company entered into an Asset Purchase Agreement (the “Evans Agreement”) to sell substantially all of the assets (the “Transaction”) of its subsidiary, Accurel Systems International Corporation (“Accurel), a California corporation, to Evans Analytical Group LLC (“Evans”), a Delaware limited liability company.  Evans acquired all of the fixed assets and accounts receivable of Accurel.  The total purchase price of the Transaction was approximately $12,705,000.

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

On February 22, 2008, Evans filed suit requesting rescission of the Evans Agreement, plus $8 million in damages, based on claims of misrepresentation (the “Evans Claim”). On March 28, 2008, Evans filed a formal Claims Notice with the escrow agent prohibiting release of any portion of the escrow to the Company as a result of the suit filed on February 22, 2008.  Management continues to believe the escrowed amounts are collectible, however as a result of the Claim Notice, have classified the $1,000,000 Escrow Amount as a long-term asset.  The Company has retained legal counsel in defense of these claims and intends to vigorously defend the Evans Claim and the Claim Notice.

    We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business. At this time, we do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1a.                                Risk Factors

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. You should consider carefully all of the material risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as well as the cautionary statements made elsewhere in the Annual Report and in this report, before making a decision to invest in our securities. Such cautionary statements are applicable to all forward-looking statements wherever they appear in this report. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

We do not operate at a profit and do not expect to be profitable for some time.

During the twelve months ended June 30, 2007, we had losses from continuing operations of approximately $9,924,000. During the three months and nine months ended March 31, 2008, we had losses from continuing operations of $2,034,000 and $5,468,000, respectively.  We plan to further increase our expenditures to complete the development and commercialization of our new products, and to broaden our sales and marketing capabilities. As a result, we believe that we will likely continue to incur losses over the next several   quarters. Our accumulated deficit as of June 30, 2007 was approximately $47,927,000. At March 31, 2008, our accumulated deficit was approximately $57,317,000 and we had working capital of $771,000. The Company has a term loan with a bank, which matures in August 2009, having an unpaid balance of approximately $552,000.  Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations. Failure of the Company to achieve its projections may require the Company to seek additional financing or discontinue operations.

Based on the current sales, expense and cash flow projections, the proceeds from our revolving credit facility, the anticipated sale of Core Systems and certain other assets, and management’s plan to seek additional capital through private financing sources, management believes there are plans in place to sustain operations for at least the next twelve months.  However, there can be no assurance that management will be successful in executing these plans. These plans depend on a substantial increase in sales of the Company’s handheld trace explosives detector product and the sale of Core. Unanticipated decreases in operating revenues, unanticipated decreases in the market value of our common stock, delays in government funding of grants, increases in expenses or further delays in product development may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis.

There are risks relating to our 2007 sale of the assets of our Accurel subsidiary to Evans.

On May 1, 2007, the Company entered into an Asset Purchase Agreement (the “Evans Agreement”) to sell substantially all of the assets (the “Transaction”) of its subsidiary, Accurel Systems International Corporation (“Accurel), a California corporation, to Evans Analytical Group LLC (“Evans”), a Delaware limited liability company.  Evans acquired all of the fixed assets and accounts receivable of Accurel.  The total purchase price of the Transaction was approximately $12,705,000.

On February 22, 2008, Evans filed suit requesting rescission of the Evans Agreement, plus damages, based on claims of misrepresentation. On March 28, 2008, Evans filed a formal Claims Notice with the escrow agent prohibiting release of any portion of the escrow to the Company as a result of the suit filed on February 22, 2008.  The Company has retained legal counsel in defense of these claims.

Should the Company be unsuccessful in defending this matter, it may have a material adverse effect on its business, assets and results of operations.

Notice of Non-Compliance with Certain American Stock Exchange Continued Listing Standards.

The Company has been notified by the American Stock Exchange (the "Exchange") of non-compliance with several continued listing standards and maybe subject delisting if we do not regain compliance within a timeframe agreed to by the Exchange. Specifically, the Company is not in compliance with Section 1003(a)(ii) of the Exchange’s Company Guide with stockholders equity of less than $4,000,000 and losses from continuing operations and net losses in three out of its four most recent fiscal years and Section 1003(a)(iii) of the Company Guide with stockholders equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years. On May 9, 2008, the Company submitted to the Exchange its plan to regain compliance with these listing requirements by October 9, 2009. If the Company’s plan is not accepted by the Exchange, or if the plan is accepted but the Company is then unable to re-establish compliance with the applicable listing requirements, our common stock will be subject to delisting, which will substantially limit our stock's liquidity and impair our ability to raise capital.

The Company is currently in Violation of Certain of its Loan Covenants

As of March 31, 2008, the Company is in violation of its minimum current ratio and its minimum net worth financial covenants associated with the Amended and Restated Loan and Security Agreement with Bridge Bank, N.A.  The Company has requested a waiver from Bridge Bank but cannot be certain a waiver will be granted.  If the Bank does not agree to grant such a waiver, there is a risk that the bank may call the loan or prevent the Company from taking additional advances until the default is cured.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

            Not applicable

Item 3.                                Defaults Upon Senior Securities

At March 31, 2008, the Company was in violation of certain covenants under its Amended and Restated Loan and Security Agreement with Bridge Bank, N.A. These covenants related to minimum current ratio and tangible net worth.  The Company has requested a waiver from Bridge Bank for these covenant violations, however, the Company cannot be certain that a waiver will be granted.  As of March 31, 2008 the revolving credit line and the term note issued under this facility had balances of $227,000 and $552,000, respectively.

Item 4.                                Submission of Matters to a Vote of Security Holders

Item 5.                                Other Information

None

Item 6.                                Exhibits

(a)
The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q.  Exhibit numbers, where applicable, in the left hand column correspond to those of Item 601 of Regulation S-K.

Exhibit No.	Description

2.1
Agreement and Plan of Merger and Reorganization, dated April 10, 2008, by and among the Company, IMX Acquisition Corp., Ion Metrics, Inc., Robert J. Ferran, Said Boumsellek, Thomas Kuehn, Karen Lee Ferran and David J. Ferran (filed as an Exhibit to the Company’s Form 8-K dated April 15, 2008 and incorporated herein by reference).

10.1
Employment Agreement dated February 29, 2008, between Diane J. Ryan and Implant Sciences Corporation (filed as an Exhibit to the Company’s Form 8-K dated March 18, 2008 and incorporated herein by reference).

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

(b)  Reports on Form 8-K

Current Report on Form 8-K dated February 12, 2008, filed on February 19, 2007, relating to the signing of a term sheet relating to the acquisition of Ion Metrics, Inc.

Current Report on Form 8-K dated February 20, 2008, filed on February 20, 2008, regarding the filing of a press release relating to the quarter ended December 31, 2007, financial results.

Current Report on Form 8-K dated March 18, 2008, filed on March 24, 2008, relating to the execution of an employment agreement between the Company and Diane J. Ryan, Chief Financial Officer.

Current Report on Form 8-K dated April 15, 2008, filed on April 15, 2008, regarding the receipt of a warning letter from the American Stock Exchange December 29, 2006 regarding non-compliance with certain continuing listing requirements.

Current Report on Form 8-K dated April 15, 2008, filed on April 16, 2008, regarding the signing of definitive agreements relating to the acquisition of Ion Metrics.  .

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Date: May 20, 2008                                                                                                /s/ Phillip C. Thomas
                                           Phillip C. Thomas
   President and CEO

Date: May 20, 2008                                                                                                /s/ Diane J. Ryan
                                           Diane J. Ryan
   Chief Financial Officer