Form 10-K
period 2008-06-30
IMPLANT SCIENCES CORP
filed 2008-10-14
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-25839

Implant Sciences Corporation
(Name of small business issuer in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (I.R.S. Employer Identification No.)
107 Audubon Road, Wakefield, Massachusetts (Address of principal executive offices)	01880 (Zip Code)

Issuer’s telephone number (781) 246-0700

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, $0.10 par value per share	Name of each exchange on which registered American Stock Exchange
€

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.               Yes ❑  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                   Yes ❑  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒  No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

  ❑  Large Accelerated Filer                                                                                                                                   ❑  Accelerated Filer

  ❑  Non-accelerated Filer                                                                                                                                           ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                          Yes ❑  No ☒

As of October 6, 2008, 14,135,737 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2007, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $8,008,000 based on the last sale price as reported by the American Stock Exchange on such date.

IMPLANT SCIENCES CORPORATION
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2008

PART I

Item 1.	Business

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”).  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.  Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business.”  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  We urge readers to review carefully the risk factors described in this Annual Report and in the other documents that we file with the Securities and Exchange Commission.  You can read these documents at  www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Implant Sciences” we mean Implant Sciences Corporation and its subsidiaries.

General

Overview

We develop, manufacture and sell sophisticated sensors and systems for the Security, Safety and Defense (“SS&D”) industries.  A variety of technologies are currently used worldwide in security and inspection applications.  In broad terms, these technologies focus on detection in two major categories: (i) the detection of “bulk” contraband, which includes materials that would be visible to the eye, such as weapons, explosives, narcotics and chemical agents; and (ii) the detection of “trace” amounts of contraband, which includes trace particles or vapors of explosives, narcotics and chemical agents.  Technologies used in the detection of “bulk” materials include computed tomography, transmission and backscatter x-ray, metal detection, trace detection and x-ray, gamma-ray, passive millimeter wave, and neutron analysis.  Trace detection techniques used include mass spectrometry, gas chromatography, chemical luminescence, or ion mobility spectrometry.

We have developed proprietary technologies used in explosives trace detection (“ETD”) applications and market and sell handheld and benchtop ETD systems which use our proprietary ETD technologies.  Our products are marketed and sold to a growing number of locations domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, vehicles, people and other objects, for the detection of trace amounts of explosives.

History

Since our incorporation in August 1984, we have operated as a multi-faceted company engaged in the development of ion-based technologies and providing commercial services and products to the semiconductor, medical device and security industries.  Beginning in March 2007, we undertook steps to divest our semiconductor and medical business activities in order to focus on our security business.

Semiconductor Business Unit

Our business began as a result of the development of our proprietary ion-beam technology and application of this technology in services to the semiconductor industry.  At the outset, our initial business was to provide ion implantation services to the semiconductor industry for surface modification of silicon wafers.  Our services were provided to semiconductor companies, universities and research facilities as an outsource provider of these ion implantation services.  These services were performed at our Massachusetts facility, where we maintained and operated several ion implanters.

In October 2004, we acquired Core Systems Inc., a privately-held semiconductor wafer processing company located in Sunnyvale, California for $7,486,000 in cash and common stock of the Company.  In February 2008, our Board approved a formal plan to sell Core Systems as part of our strategic initiative to focus on our security business.  As of June 30, 2008 and 2007, the assets and liabilities of Core have been recorded on our balance sheet as held-for-sale.  For the years ended June 30, 2008 and 2007, the operations of Core have been recorded in our statements of operations as discontinued operations.

In March 2005, we acquired Accurel Systems International Corporation, a privately-held semiconductor wafer analytical services company located in Sunnyvale, California for $12,176,000 in cash and common stock.  In March 2007, our Board approved a formal plan to sell Accurel Systems as part of our strategic initiative to focus on our security business. In May 2007, we completed the sale of Accurel Systems to Evans Analytical Group LLC, in exchange for $12,705,000 in cash of which $1,000,000 was placed in escrow (See Note 18 to our consolidated financial statements).  For the year ended June 30, 2007, the operations of Accurel Systems and loss on sale of Accurel Systems have been recorded in our statements of operations as discontinued operations.

In February 2008, Evans filed suit requesting rescission of the acquisition agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrowed funds pending resolution of the lawsuit.  As a result we have classified the $1,000,000 of escrowed funds as a long term asset.  We have retained legal counsel in defense of these claims.  Please see the more detailed discussions of the Evans litigation matter in Note 22 to our consolidated financial statements and in Item 1A, Risk Factors - Risks Related to our Liquidity.

Medical Business Unit

We also used our ion beam technology to develop ion implantation and thin film coatings applications for medical devices.  As a result of these technologic advancements, which were in part funded by government research grants and awards, we were able expand our business and provide services and products to the medical industry.  The primary medical related businesses in which we engaged were (i) providing services to medical device companies for surface modification of implantable devices, (ii) the development of brachytherapy products, and (iii) the manufacture and sales of our proprietary radioactive seeds for the treatment of prostate cancer.

We provided ion implantation services to modify orthopedic joint implant surfaces, resulting in reduced polyethylene wear and increased implant life, through the second quarter of fiscal 2007.  In the second quarter of fiscal 2007, the customer discontinued their product line using our ion implantation services.  We did not provide services to implant ions into orthopedic devices to any other customers.  Using similar technology, we developed applications for coatings of cardiovascular devices, such as coronary stents.  In May 1999, we received Food and Drug Administration 510(k) clearance to market our radioactive seed for the treatment of prostate cancer.  We began commercial sales of our radioactive seed in fiscal 2001.

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain assets associated with our prostate seed business and discontinued the manufacturing of brachytherapy products.  Management currently has plans in place to sell the remaining medical segment assets and discontinue the surface modification services provided to the medical device marketplace by the end of calendar 2008.  As of June 30, 2008 and 2007, the assets and liabilities of the Medical Business Unit have been recorded on our balance sheet as held-for-sale.  For the years ended June 30, 2008 and 2007, the operations of the Medical Business Unit have been recorded in our statements of operations as discontinued operations.

Security Business Unit

Since May 1999, we have been performing research to improve ETD technology, and development of ETD products which can be used for detection of trace amounts of explosives.  At present, we have developed both portable and benchtop systems, which have been marketed and sold both domestically and internationally.  In order to reduce manufacturing costs and be responsive to large quantity orders, we use a contract manufacturer.  As we continue to sell and deliver our security products, we work both independently and in conjunction with various government agencies, to develop the next generation of trace explosives detectors and to identify new applications for our proprietary technology.

In April 2008, we acquired all of the capital stock of Ion Metrics, Inc., located in San Diego, California.  Ion Metrics' develops mass sensor systems to detect and analyze chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  Ion Metrics' miniaturized devices and system designs provide high performance and reliability in combination with low manufacturing costs.  The operating results of Ion Metrics have been included in the our consolidated statement of operations commencing on April 10, 2008.  Please refer to Note 17 to our consolidated financial statements for further information relating to the acquisition of Ion Metrics.

Industry Overview

We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally.

The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners led to nationwide shifts in transportation and facilities security policies.  Shortly following these attacks, the U.S.Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the Federal Aviation Administration, into the U.S. Department of Homeland Security (“DHS”).  Under its directive from Congress, DHS has undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo containers before they are loaded onto vessels destined for the United States, among others.  These initiatives, more fully described in the Strategic Border Initiative, the Customs-Trade Partnership Against Terrorism and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products both in the United States and other nations.

These government sponsored initiatives  have also stimulated security programs in other areas of the world as the U.S initiatives call on other nations to bolster their port security strategies, including acquiring or improving their security and inspection equipment.  As a result, the international market for non-intrusive inspection equipment continues to expand as countries that ship goods directly to the United States are required to improve their security infrastructure.

The U.S. Congress recently passed legislation that mandated the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and for radiological and nuclear threats in cargo entering the United States.  In addition, following recommendations outlined in the “9/11 Commission Report,” issued by the National Commission on Terrorist Attacks Upon the United States, DHS will require the screening of all cargo carried on passenger airlines by 2010.

Furthermore, DHS’s Science and Technology Directorate has supported the development of new security inspection technologies and products.  We participate in a number of such research and development efforts, including projects to develop new technologies for improving the accuracy of detection of trace amounts of explosives, narcotics and chemical agents; and improved sampling techniques for the application of trace detection to aviation and cargo screening.  The Science and Technology Directorate has also initiated programs for the development of technologies capable of protecting highways, railways and waterways from terrorist attack.

In addition, the U.S. Department of Defense has also begun to invest more heavily in technologies and services that screen would-be attackers before they are able to harm U.S. and allied forces.

Similar initiatives by international organizations such as the European Union have also resulted in a growing worldwide demand for airline, cargo, port and border inspection technologies.  For example, the European Union is expected to issue uniform performance standards for people, cargo, mail and parcel and hold baggage screening systems as well as new directives related specifically to maritime security.  We anticipate that the promulgation of these new standards will establish performance baselines against which we will be able to direct certain of our research and development spending and market our products to customers located in the European Union.

As a result of these and other changes, sales of our security products have improved.  Major projects recently installed or currently underway include system installations at airports, ports and border crossings, government and military facilities and other locations, primarily in the international marketplace.  We anticipate that there may be growing demand from governments and commercial enterprises for increasingly sophisticated screening solutions in the future.

Technology

Since May 1999, we have performed research and development in the area of explosives trace detection (“ETD”).  We have developed several proprietary technologies in key areas of ETD which we believe improve the harvesting, collection and detection of trace particles and vapors of explosives substances.  In addition, we continue our development efforts to adapt this technology for the detection of narcotics and other chemical agents.  Our intellectual property portfolio contains 17 security-related patents and patents pending:  six issued United States patents, 10 United States patents pending, and one licensed patent.  We believe that our portfolio of patents and patents pending provides extensive protection in sample harvesting and detection.  A key to our past and future success is our ability to innovate and offer differentiation in these areas.

We compartmentalize ETD into four major areas: (i) harvest, (ii) transport, (iii) analysis, and (iv) reporting.  These technologies, which are incorporated into our handheld detector, are discussed in detail in the following sections.

Harvest - Aerosol Particle Release

Tiny particles of explosives and narcotics are “sticky” and generally adhere to surfaces.  Particles could be transferred if an object, such as fingers or clothing, comes in contact with a particle.  It is common knowledge that a person touching an explosives material can transfer explosives particles to numerous other objects leaving a trail of particles behind.

Our competitors commonly swipe a surface to be interrogated for explosives particles with a cloth or paper material.  We believe that this “contact” methodology provides an effective, but costly and time consuming method, of harvesting sample as compared to an automated, non-contact collection of the trace sample.  Human portals, which can be seen in certain airports, use air puffs to blow particles off of people.  While somewhat effective for clothing and cardboard, we do not believe the method performs well for most other surfaces.  We have developed a patented method, which we believe to be more efficient, using an aerosol of fine dry ice particles mixed into an air puff.  This technique, which is surprisingly inexpensive to use, could increase collection sensitivity substantially as compared to the method of simply “puffing” with air.  Our aerosol technology functions as a very gentle version of “sandblasting” and is safe for almost all surfaces.  Since dry ice sublimes into gas, no residue is left behind, and the aerosol may be used indoors.  We have two patents pending on this methodology.

Transport

Vortex Sampling

Once the trace particle has been released from a surface, it has to be transported to a collection point.  Vortex sampling was the first of our sampling innovations.  We have three patents issued and two patents pending in the area of vortex sampling methodology.

Our vortex is similar to a miniature tornado.  There is a spinning cylinder of air flowing outward which surrounds and protects an inner vacuum drawing the sample inward.  It is this vortex sampling technology that enables particles released within the vortex, or blown into it, to be transported with high efficiency to a collection filter.

Long-Life Sample Trap

Once particles have been liberated from the surface being interrogated for the presence of trace amounts of explosives, the particles are transported to our innovative trapping filter, which is an ultra-fine stainless steel woven mesh.  The trapping filter has a long usable life, which could span several years, requiring inexpensive, routine maintenance.  We believe the trapping filter provides an innovative solution to the more costly consumables used by several of our competitors engaged in ETD using contact methodology for sampling and detection.

Analysis

Flash Desorption

Flash desorption is an optical method for converting the chemistry of a particle, such as the chemicals composing explosives or narcotics, into a vapor that can be subjected to analyses for the discrimination of chemical properties.  In conventional trace chemical detectors, a sample is slowly warmed in an oven producing diluted vapor with low chemical concentrations.  Optical flash vaporization heats a sample almost instantaneously, producing a high sample concentration for detection.  Our spectrometers can be as much as 10 times more sensitive when optical flash vaporization is employed.

This method is not appropriate with conventional sample collection methods, such as paper wipes, because the paper is white, and the light from the bright flash reflects off, producing little heating.  However, by using our trapping filter, a very fast desorption response can be achieved increasing sensitivity.  We have two patents issued and one patent pending in the area of flash desorption methodology.  The first product under development to take advantage of our flash desorption technology is our air cargo screening system described under “Products” below.

Photonic Ionization

The most widely used conventional method of turning molecules into ions that can be analyzed is to use a radioactive beta source.  While ETD equipment using radioactive sources are simple, effective, and need no electricity in the ionization process, there are important issues involving safety, licensing, regular verification of source integrity, and disposal.  Some markets, such as Japan and Australia, are known to reject instruments with radioactive sources.  We believe that most markets would prefer not to have to address the issues surrounding ETD equipment with radioactive sources.

We have developed two types of photonic, non-radioactive ion sources for our instruments for applications requiring either the ionization of positive ions or negative ions.  These ion sources may be found individually or in combination within our products, depending on the application for which the ETD equipment is to be used.  We have two patents pending in the area of photonic ionization.

Reporting

Reporting is the portion of the cycle that displays and stores information generated during the analysis phase.  It is the information an operator sees and indicates if an alarm condition exists or if the test is clear.  Information can be displayed in both graphical and tabular formats.  The reporting also indicates when the instrument is ready for the next sample as well as displaying built-in system diagnostics.

Intellectual Property

It is our policy to protect our proprietary position by, among other methods, filing United States patent applications.  Our intellectual property portfolio contains 17 security-related patents and patents pending:  six patents have been issued and are active, 10 patents are pending and we license one patent.  The six issued patents expire in the years 2021 through 2024.  We believe our patent portfolio provides extensive protection.  We also rely on unpatented proprietary technology, trade secrets and know how.

Manufacturing

We manufacture our security products primarily through a sole source contract manufacturer located locally in Worcester, Massachusetts.  We believe our strategy to outsource manufacturing should reduce manufacturing costs, improve scheduling flexibility, and allow us to focus our internal resources and management on product development, marketing, sales and distribution.  We also maintain an internal production group at our corporate headquarters in Wakefield, Massachusetts responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management.

Products

We have developed several explosives detection systems designed for use in aviation and transportation security, high-threat facilities and infrastructure, military installations, customs and border protection, and mail and cargo screening.  The systems use our proprietary Quantum SnifferTM technologies, including photon-based, non-radioactive ion source in combination with ion mobility spectrometry (a classic detection tool sensitive to the unique speeds with which ions of various substances move through air) (“IMS”), to electronically detect minute quantities of explosives vapor and particles.

Current Products

Quantum SnifferTM QS-H150 Portable Explosives Detector

The Quantum Sniffer QS-H150 Portable Explosives Detector employs a patented vortex collector for the simultaneous detection of explosives particulates and vapors with or without physical contact and in real-time.  We believe our advanced QS-H150 to be more sensitive than other detection devices.  The QS-H150 can detect parts-per-trillion levels of explosives vapor and nanogram quantities of explosives particulates for most explosives substances considered to be threats.  Such substances include, but are not limited to, military and commercial explosives, improvised and homemade explosives, and propellants and taggants.

The QS-H150 has automatic and continuous self-calibration.  It monitors its environment, senses changes that would affect its accuracy, and re-calibrates accordingly.  The system requires no user intervention and no calibration consumables.  The detection process begins with the collection of a sample with our patented vortex collector.  After collection, the sample is ionized photonically and analyzed using IMS technology.  The presence of a threat substance is indicated by a visible and audible alarm.  The threat substance is then identified and displayed on the integrated LCD screen.  Optionally, and at any time, a monitor and keyboard may be connected for convenient access to spectrogram display and analysis tools, administrative tools, and diagnostics.

When detecting a threat substance, the QS-H150 rapidly alarms.  This real-time detection limits equipment contamination and allows for fast clear-down.  Operation and maintenance are cost-effective.  Since there is no requirement for dopants, calibration consumables or verification consumables, the overall cost of consumables are minimized.  Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  There is no radioactive material used in the QS-H150, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues.

Quantum SnifferTM QS-B200 Benchtop Explosives Detector

The QS-B200 Benchtop Explosives Detector uses dual IMS with non radioactive ionization for the detection and identification of a wide range of military, commercial, and improvised explosives.  The QS-B200 has automatic and continuous self-calibration.  It monitors its environment, senses changes that would affect its accuracy, and re-calibrates accordingly.  For detection, the sample is collected with a standard trap, ionized, and analyzed via IMS.  The presence of a threat is indicated by a visible and audible alarm, and the substance is identified and displayed on the integrated touch screen display.  Users may save data locally, print via built-in thermal printer, or send data through standard interfaces (USB, LAN, etc.).  Multi-level password protected data security is standard.  We believe that the operation and maintenance of the QS-B200 are extremely cost-effective.  Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  There is no radioactive material used in the QS-B200, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues.

Products Under Development

Quantum SnifferTM QS-H300 Air Cargo Screening System

With the assistance of funding from DHS, we have developed a hand sampler detector which utilizes our proprietary jetted vortex collector for non-contact collection of trace particulate materials.  We believe the hand sampler, which will be a compact, lightweight device, could significantly improve explosives detection capabilities while also being very user friendly.  Our non-contact method could prove to be more effective than traditional contact sample collection methods, and at a much lower cost to users.  This improved sampling process has applicability for use in detecting trace amounts of explosives found on a wide range of objects such as carry-on luggage, parcels, packages and cargo.  In addition, multiple handheld sampling units could be systematically deployed in concert with a centralized trace explosives detection system to improve efficiency and increase the volume of articles screened.  We believe this product could usher in a new way of thinking about how cargo and other items can be properly examined in a cost effective and user friendly manner.

Miniature Mass Spectrometer

We initially developed our proprietary ion mobility spectrometer (IMS).  We believe that as market demand grows for greater precision of substance identification and the list of substances to be detected increases, more advanced detectors will be required.

Our acquisition of Ion Metrics enabled us to obtain miniaturized quadrupole mass spectrometry (“QMS”) detector technology.  The QMS detector is roughly the size of an AA battery ands has low manufacturing costs.  The QMS detector senses the mass of a molecular ion resulting in an “orthogonal” detection method in which a different unique characteristic of a substance is sensed.  We believe that, because it is unlikely that two substances would share the same mass and the same ion mobility in air, QMS detector technology improves the accuracy of detection and minimizes false alarms.  We are currently developing interfaces for using the QMS detector in our advanced equipment.

Hyphenated Detectors

Depending on the application and the number of “interfering” background chemicals, it may be necessary to incorporate additional “orthogonal” detection methods.  The combination of these sensors in series is commonly known as employing “hyphenated” detection methods.  A hyphenated system is one in which a sequence of different types of detectors all must agree that an alarm has occurred before a valid alarm is declared.

Our acquisition of Ion Metrics also provided us miniature differential mobility spectrometer (“DMS”) detector technology.  We are currently developing a fully hyphenated system employing IMS, DMS, and QMS for DHS.  In addition, we have developed and applied for patents on miniaturized pumping support hardware.

We believe detection systems incorporating hyphenated detection methods could accelerate the expansion of our product line to more effectively address the needs of the security, safety and defense sector, as well as accelerate our entry into the narcotics, chemical warfare and toxic industrial chemical detection marketplaces.  Combining these technologies with our other innovative products could enhance our competitive position while improving sales volumes and product margins in the future.  We expect hyphenated systems to appear in our future product offerings.

Marketing and Sales

We market and sell our products through  direct sales and marketing staff located in the United States and China, in addition to using an expansive global network of independent and specialized sales representatives and distributors.  This sales staff is supported by a sales organization located primarily in the United States, as well as a global network of independent distributors.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

Contracts and Material Relationships

Government Contracts

Research and development contracts from the U.S. government must be won through a competitive proposal process which undergoes peer review.  We are in contact with the Department of Defense, DHS and other agencies at technical conferences to stay informed of the government's needs.  We believe our management and senior scientific staff have earned a strong reputation with these and other agencies. To date we have been awarded research and development contracts by the Department of Defense, the National Science Foundation, the National Aeronautics and Space Administration, the Environmental Protection Agency and DHS.

Competition

In the trace explosives detection industry, General Electric (GE Security) and Smiths Detection are our two primary competitors.  These two companies also use ion mobility spectrometry; however, they use a radioactive 63Ni source to ionize the explosive molecules.  We believe our technology differs from the competition in that we do not have a radioactive ion source, we have lower operating costs, and can do “real time” detection.  We believe our patented technology provides our device with greater operating advantages and fewer regulatory restrictions.

Research and Development

Our technical staff consists of 16 scientists and engineers, including three of whom hold Ph.D. degrees.  All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories.  Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government.  Under the Small Business Innovative Research program, we retain the right to patent any technology developed pursuant to the program, subject to the retention by the U.S. government of a royalty-free license to use the technology.  We have obtained over $20 million in U.S. government grants and contracts over the past 19 years.

We spent approximately $3,097,000 and $1,662,000 on internally funded research and development in the fiscal years ended June 30, 2008 and 2007, respectively.

Government Regulation and Environmental Compliance

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of security products.

Furthermore, our use, management, transportation, and disposal of certain chemicals and wastes are subject to regulation by several federal and state agencies depending on the nature of the chemical or waste material.  Certain toxic chemicals and products containing toxic chemicals require special reporting to the U.S. Environmental Protection Agency and/or its state counterparts. We are not aware of any specific environmental liabilities to which we are likely to be subject.  Our future operations may require additional approvals from federal and/or state environmental agencies, the cost and effects of which cannot be determined at this time.

Employees

As of June 30, 2008, we had 58 full-time employees at our Massachusetts facility and 37 full-time employees in California.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Geographic Areas

Our revenues are derived from both domestic and international sales.  During the fiscal year ended June 30, 2008, foreign sales represented 78% of our revenue with two customers from China representing 55% and 15%, respectively, of our revenue.  For the fiscal year ended June 30, 2007, foreign sales represented 39% of our revenue with one customer from China representing 15% of our revenue.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. Investors should carefully consider the following risk factors in evaluating our Company and our business.  If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected.  If that happens, the market price of our common stock could decline.

Risks Related to our Liquidity

We will be required to redeem our Series D Preferred Stock on October 24, 2008.

We will be required to redeem the remaining shares of Series D Redeemable Convertible Preferred Stock held by Laurus Master Fund, Ltd. on October 24, 2008.  Management does not believe that we will meet the conditions necessary for us to redeem the Series D Preferred Stock by issuing shares of our common stock and that we will be required to redeem such preferred stock for cash.  Our obligations to Laurus are secured by a security interest in substantially all of our assets.  As of June 30, 2008, the outstanding balance due to Laurus was approximately $2,269,000.  We made a payment of $250,000 to Laurus, inclusive of $22,000 of dividends, on October 2, 2008, and upon application of this payment, the balance expected to be paid to Laurus on October 24, 2008 is approximately $1,893,000.  If we are unable to redeem the Series D Preferred Stock as required, refinance our obligations to Laurus, or negotiate a further extension of the obligation to redeem the Series D Preferred Stock, Laurus may seize our assets and we may be forced to curtail or discontinue operations entirely.

We have received a qualified audit opinion on our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended June 30, 2008 contains a qualification regarding our ability to continue as a going concern.  This qualification indicates there is substantial doubt on the part of our independent registered public accounting firm as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at June 30, 2008, to cover our operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.  There can be no assurance that our accounting firm will not qualify their opinion in the future.

We rely on a third-party credit facility to provide working capital.  If our access to a third-party credit facility were unavailable or restricted, our business could be adversely affected.

We currently rely on third-party credit, private equity financing and cash generated from our operations for working capital purposes.  If our credit facility is no longer available at acceptable rates, we would be required to reduce or curtail our operations and research and development projects.  This would have a material adverse effect on our business and results of operations.

As of June 30, 2008, we were in violation of our minimum current ratio and minimum net worth financial covenants (collectively, the "Financial Covenant Defaults") in our loan agreements with Bridge Bank, N.A.  On October 10, 2008, we received a notice of default with respect of violation of depository accounts, financial reporting and failure to complete a sale of an asset (collectively, the "Subsequent Covenant Defaults").  We received a waiver from Bridge Bank with respect of the Financial Covenant Default, but cannot be certain that the bank will continue to grant waivers in the future due to the potential for financial covenant non-compliance.  We did not receive a waiver for the Subsequent Covenant Defaults.  If the bank does not agree to grant us such waivers, there is a risk that the bank may call the loan or prevent us from taking additional advances until the default is cured.  We have a credit facility with the bank, which matures in January 2009, having an unpaid balance of approximately $862,000 as of June 30, 2008, consisting of a $385,000 term note and $477,000 of borrowings under the revolving line of credit that matures in January 2009.

We are engaged in litigation with Evans Analytical Group LLC, the buyer of our Accurel Systems subsidiary.  If we are unsuccessful in defending the claims made by Evans, our business, assets and results of operations could be materially adversely affected.

In May 2007, we entered into an asset purchase agreement to sell substantially all of the assets of our Accurel Systems subsidiary to Evans for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  In February 2008, Evans filed suit requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  More recently, Evans has filed motions that, if granted by the court, could result in attachments against substantial portions of our assets prior to any final judgment on the merits of Evans’ claims. If these motions are granted by the court, we may be prevented from using our cash to operate our business.  We are vigorously defending ourselves against Evans' claims.  No assurance can be given, however, that we will be successful in our defense against Evans’ claims, or that Evans' motions to attach our assets will not be granted.  The grant of these motions, or any substantial final judgment in favor of Evans would have a material adverse effect on our business, assets and results of operations, and require us to file for protection under bankruptcy laws.  Moreover, we believe that our litigation with Evans has made it extremely difficult to raise capital we need to operate our business.

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on the business.

Management continually evaluates plans to reduce its operating expenses, increase sales and increase its cash flow from operations.  Despite the current sales, expense and cash flow projections, the cash available from our line of credit, the projected cash from the sale of Core Systems and certain other assets, we will require additional capital in the second quarter of fiscal 2009 to fund operations and continue the development, commercialization and marketing of our products.

Our failure to achieve our projections, sell Core and other assets, and/or obtain sufficient additional capital on acceptable terms, would have a material adverse effect on our operations and could require us to file for protection under bankruptcy laws.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

During the fiscal years ended June 30, 2008 and 2007, we had revenues of approximately $5,152,000 and $4,582,000, respectively.  During the fiscal years ended June 30, 2008 and 2007, we had losses from continuing operations of approximately $7,714,000 and $4,733,000, respectively.  During the fiscal years ended June 30, 2008 and 2007, we had net losses of approximately $10,735,000 and $10,688,000, respectively.  There is a risk that we will never be profitable.  We plan to further increase our expenditures to complete the development and commercialization of our new products, and to broaden our sales and marketing capabilities.  As a result, we believe we will likely incur losses over the next several quarters.  Our ability to generate sufficient revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

•	the size of the markets we address;

•	the existence of competition and other solutions to the problems we address;

•	the extent of patent and intellectual property protection afforded to our products;

•	the cost and availability of raw material and intermediate component supplies;

•	changes in governmental (including foreign governmental) initiatives and requirements;

•	changes in domestic and foreign regulatory requirements;

•	the costs associated with equipment development, repair and maintenance; and our ability to manufacture and deliver products at prices that exceed our costs.

Our operating results have fluctuated in the past from quarter to quarter and are likely to fluctuate significantly in the future due to a variety of factors, many of which are beyond our control, including:

•	changing demand for our products and services;

•	the timing of actual customer orders and requests for product shipment and the accuracy of our forecasts of future production requirements;

•	the reduction, rescheduling or cancellation of product orders by customers;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the introduction and market acceptance of our new products and changes in demand for our existing products;

•	changes in the relative portion of our revenue represented by our various products, services and customers, including the relative mix of our business across our target markets;

•	changes in competitive or economic conditions generally or in our markets;

•	competitive pressures on selling prices;

•	the amount and timing of costs associated with product warranties and returns;

•	changes in availability or costs of materials, components or supplies;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the amount and timing of investments in research and development;

•	difficulties in integrating acquired assets and businesses into our operations; and

•	charges to earnings resulting from the application of the purchase method of accounting following acquisitions.

A substantial portion of our revenue in any quarter historically has been derived from orders booked and shipped in the same quarter, and historically, backlog has not been a meaningful indicator of revenues for a particular period.  Accordingly, our sales expectations currently are based almost entirely on our internal estimates of future demand and not from firm customer orders.

As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Annual Report, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

Our markets are subject to technological change and our success depends on our ability to develop and introduce new products.

The market for our security products is characterized by:

•	changing technologies;

•	changing customer needs;

•	frequent new product introductions and enhancements;

•	increased integration with other functions; and

•	product obsolescence.

Our success will be dependent in part on the design and development of new products.  To develop new products and designs for our security market, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise.  The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted on a timely basis, or at all, or that the potential products will achieve market acceptance.  Our failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on our business, financial condition and results of operations.

Our explosives detection products and technologies may not be accepted by government agencies or commercial consumers of security products which could harm our future financial performance.

There can be no assurance that our explosives detection systems will achieve wide acceptance by government agencies, commercial consumers of security products, and market acceptance generally.  The degree of market acceptance for our explosives detection products and services will also depend upon a number of factors, including the receipt and timing of regulatory approvals and the establishment and demonstration of the ability of our proposed device to detect trace explosives residues on personnel, baggage and other cargo.  Our failure to develop a commercial product to compete successfully with respect to throughput, the ability to scan personnel, baggage and other cargo, and portability could delay, limit or prevent market acceptance.  Moreover, the market for explosives detection systems, especially trace detection, is largely undeveloped, and we believe that the overall demand for explosives detection systems technology will depend significantly upon public perception of the risk of terrorist attacks.  There can be no assurance that the public will perceive the threat of terrorist attacks to be substantial or that governmental agencies and private-industry will actively pursue explosives detection systems technology.  Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of our products and technologies as compared to those of other available products and services.  As a result, there can be no assurance that currently available products, or products under development for commercialization, will be able to achieve market penetration, revenue growth or profitability.

If we cannot obtain the additional capital required to fund our operations on favorable terms, or at all, we may have to delay or reconsider our growth strategy.

Our growth strategy may require additional capital for, among other purposes, completing acquisitions of companies and customers’ product lines and manufacturing assets, integrating acquired companies and assets, acquiring new equipment and maintaining the condition of existing equipment.  If cash generated internally is insufficient to fund capital requirements, or if we desire to make additional acquisitions, we will require additional debt or equity financing.  Adequate financing may not be available or, if available, may not be available on terms satisfactory to us.  If we raise additional capital by issuing equity or convertible debt securities, the additional securities will dilute the share ownership of our existing investors.  In addition, we may grant future investors rights that are superior to those of our existing investors.  If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness.

We depend on outside suppliers and subcontractors, and our production and reputation could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

We have various “sole source” suppliers who supply key components for our products.  Our outside suppliers may fail to develop and supply us with products and components on a timely basis, or may supply us with products and components that do not meet our quality, quantity or cost requirements.  If any of these problems occur, we may be unable to obtain substitute sources of these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time, and to ship products to customers on time and generate revenues.  In addition, if the processes that our suppliers use to manufacture products and components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

We depend on a contract manufacturer, and our production and products could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

We rely on a single contract manufacturer to provide manufacturing services for our explosives detection products.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in house.  The loss of our contract manufacturer could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

We may not be able to protect our intellectual property rights adequately.

Our ability to compete is affected by our ability to protect our intellectual property rights.  We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights.  Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technology that is substantially similar or superior to our technology.  More specifically, we cannot assure you that any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties.  Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.  Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design their products around any patents that may be issued to us.

Our success depends on our ability to obtain new patents and operate without infringing on the proprietary rights of others.

Although we have six United States patents issued and ten United States patent applications pending for our explosives detection technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties.  The validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.  No assurance can be given that any pending patent applications or any future patent application will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

Furthermore, there can be no assurance that others have not or will not develop similar products, duplicate any of our products or design around any patents issued or that may be issued in the future to us. In addition, whether or not patents are issued to us, others may hold or receive patents which contain claims having a scope that covers products or processes developed by us.

Moreover, there can be no assurances that patents issued to us will not be challenged, invalidated or circumvented or that the rights thereunder will provide any competitive advantage.  We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted to third parties.  Patents and patent applications in the United States may be subject to interference proceedings brought by the United States Patent & Trademark Office, or to opposition proceedings initiated in a foreign patent office by third parties.  We may incur significant costs defending such proceedings.  Any litigation or proceedings relating to the intellectual property rights of any parties, whether or not determined in our favor or settled by us, is costly and may divert the efforts and attention of our management and technical personnel.  In addition, we may be required to obtain licenses to patents or proprietary rights from third parties.  There can be no assurance that such licenses will be available on acceptable terms if at all.  If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed.  Accordingly, challenges to our intellectual property, whether or not ultimately successful, could have a material adverse effect on our business and results of operations.

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

Our future success depends on the continued service of management, engineering and sales personnel and our ability to identify, hire and retain additional personnel.

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management.  The loss of the services of one or more of our senior management or other key employees could adversely affect our business.  We do not maintain key person life insurance on any of our officers, employees or consultants.

There is intense competition for qualified employees in the security industry, particularly for highly skilled design, applications, engineering and sales people.  We may not be able to continue to attract and retain technologists, managers, or other qualified personnel necessary for the development of our business or to replace qualified individuals who could leave us at any time in the future.  Our anticipated growth is expected to place increased demands on our resources, and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees.  If we lose the services of or fail to recruit engineers or other technical and management personnel, our business could be harmed.

Periods of rapid growth and expansion could place a significant strain on our resources, including our employee base.

To manage our possible future growth effectively, we will be required to continue to improve our operational, financial and management systems.  In doing so, we will periodically implement new software and other systems that will affect our internal operations regionally or globally.

Future growth will also require us to successfully hire, train, motivate and manage our employees.  In addition, our continued growth and the evolution of our business plan will require significant additional management, technical and administrative resources.  We may not be able to effectively manage the growth and evolution of our current business.

We are exposed to product liability which could place a substantial financial burden on us, if we are sued.

The development and sale of explosives detection products entails an inherent risk of product liability.  For example, if our products fail to adequately detect explosives, if we are unable to successfully train technicians to properly use our products, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims.  We do not currently carry product liability insurance.  A product liability claim, whether meritorious or not, could be time consuming, distracting and expensive to defend, could be harmful to our reputation, could result in a diversion of management and financial resources away from our primary business and could result in product recalls. In any such case, there could be a material adverse effect on our business and results of operations and our business could fail.

We use hazardous materials in our research and manufacturing activities.  Any liability resulting from the misuse of such hazardous materials could adversely affect our business.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report by management on the company’s internal controls over financial reporting in their annual reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting.  In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, we currently do not comply with all of the requirements imposed by Section 404.  If we fail to implement the required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended June 30, 2008.  In the fiscal year ending June 30, 2010, our independent registered public accounting firm will be required to report on the effectiveness of our internal controls.

Risks Related to Competition

We believe that our ability to compete in the explosive detection systems market is based upon such factors as: product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of passengers, baggage, and cargo carried on airlines.  Although we believe that our current product has all of the capabilities to meet the United States government’s decree that all passengers, baggage, and cargo carried on airlines must be screened thoroughly, certain of our competitors may have advantages over our existing technology with respect to these factors.  There can be no assurance that we will be successful in convincing potential customers that our products will be superior to other systems given all of the necessary performance criteria, that new systems with comparable or greater performance, lower price and faster or equivalent throughput will not be introduced, or that, if such products are introduced, customers will not delay or cancel potential orders.  Further, there can be no assurance that we will be able to bring to commercialization and further enhance our product to better compete on the basis of cost, throughput, accommodation of detection of passengers, baggage or other cargo carried onto airlines, or that we will otherwise be able to compete successfully with existing or new competitors.

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

We may face pricing pressures that could prevent us from maintaining the prices of our products.

The sales process for our security products is typically a result of a request for quotations or tenders which are subjected to significant and time-consuming scrutiny prior to the determination of an award.  In addition, we face aggressive cost-containment pressures from governmental agencies and the bidding process commonly involves several competitors, many of whom have greater financial and other resources that may enable them to submit bids at prices which might be significantly less than the prices we may be able to offer.  There can be no assurances that we will be able to maintain current prices in the face of continuing pricing pressures.  Over time, the average price for our products may decline as the markets for these products become more competitive.  Any material reduction in product prices could negatively affect our gross margin, necessitating a corresponding increase in unit sales to maintain any given level of sales.

Risks Related to Our Securities

We have received notification from the American Stock Exchange (now known as the New York Stock Exchange Alternext US) that we are not in compliance with certain standards for the continued listing of our common stock.  Our inability to regain compliance with the AMEX’s continued listing standards could adversely affect our business and ability to raise capital.

In April 2008, the AMEX indicated we were not in compliance with certain conditions of the continued listing standards.  Specifically, we were not in compliance with Section 1003(a)(ii) of the AMEX Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three out of its four most recent fiscal years and Section 1003(a)(iii) of the AMEX Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years.

We submitted a plan of compliance to the AMEX in May 2008, and in June 2008, the AMEX notified us that it had accepted our plan of compliance and had granted us an extension until October 9, 2009 to regain compliance with the continued listing standards noted above in addition to complying with Section 1003(a)(i) of the AMEX Company Guide requiring stockholders’ equity of not less than $2,000,000 with losses from continuing operations and net losses in two out of its three most recent fiscal years.  We will be subject to periodic review by the AMEX Staff during the extension period.  Failure to make progress consistent with the plan or regain compliance with the continued listing standards by the end of the extension period could result in our common stock being delisted from the AMEX.

If our common stock is delisted from the AMEX, the liquidity of our stock could be substantially limited and our ability to raise capital would be impaired.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.65 to $2.45.  The future market price of our common stock may also fluctuate significantly due to:

•	variations in our actual or expected quarterly operating results;

•	announcements or introductions of new products;

•	technological innovations by our competitors or development setbacks by us;

•	the commencement or adverse outcome of litigation;

•	changes in analysts’ estimates of our performance or changes in analysts’ forecasts regarding our industry, competitors or customers;

•	announcements of acquisitions or acquisition transactions; or

•	general economic and market conditions.

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many security product companies.  These fluctuations have often been unrelated or disproportionate to the operating performance of companies in our industry, and could harm the market price of our common stock.

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market.

We are authorized to issue 50,000,000 shares of our common stock.  As of June 30, 2008, there were 12,104,008 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of June 30, 2008, we had outstanding stock options and warrants of approximately 5,016,000 shares of our common stock, the exercise price of which range between $0.80 per share to $12.25 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

The exercise of the outstanding derivative securities will reduce the percentage of common stock held by our current stockholders.  Further, the terms on which we could obtain additional capital during the life of the derivative securities may be adversely affected, and it should be expected that the holders of the derivative securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such derivative securities.  As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

In addition, we have 5,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board, of which 242,424 shares of Series D Redeemable Convertible Preferred Stock were issued and outstanding as of June 30, 2008.  While we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock.  The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock and could make a takeover of our company more difficult.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders who acquired their shares directly from our company in privately negotiated transactions may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to effective registration statements under the Securities Act of 1933 and under Rule 144, promulgated under the Securities Act.  In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a one-year holding period.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale registration statement may have material adverse effect on the market price of our securities.

There are limitations on director and officer liability which may limit our stockholders’ rights to recover for breaches of fiduciary duty.

As permitted by Massachusetts law, our Restated Articles of Organization limit the liability of our directors for monetary damages for breach of a director's fiduciary duties except in certain instances.  As a result of these limitations and Massachusetts law, stockholders may have limited rights to recover against directors for breaches of their fiduciary duties.  In addition, our bylaws provide that we will indemnify our directors, officers, employees and agents if such persons acted in good faith and reasoned that their conduct was in our best interest.

The anti-takeover provisions of our Restated Articles of Organization and Massachusetts law may delay, defer or prevent a change of control.

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

Our stockholders must give substantial advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting.  These notice requirements could inhibit a takeover by delaying stockholder action.  Massachusetts law may also discourage, delay or prevent someone from acquiring or merging with us.

We have never paid dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, our agreements with lenders prohibit the payment of cash dividends.  As a result, capital appreciation, if any, of our common stock will be shareholders’ sole source of gain for the foreseeable future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Properties

We operate out of four separate locations.  Our corporate offices are located in an approximately 51,000 square foot leased facility in Wakefield, Massachusetts.  In addition to our corporate offices, this facility houses research and development, sales and marketing, and production.  Our current lease expires in December 2008.  Our current facilities are adequate; however, after December 2008 there are various other locations available for lease should we decide to relocate.

We lease approximately 6,200 square feet of research and office space in San Diego, California, under a lease expiring on January 31, 2009, and we lease office space in Beijing, China, on a monthly basis, to support our sales activity in the region.

Our Core Systems semiconductor division, which is currently being offered for sale, is located in Sunnyvale, California.  The lease expires in December 2009.

Item 3.	Legal Proceedings

In May 2007, we entered into an asset purchase agreement to sell substantially all of the assets of our Accurel Systems subsidiary to Evans Analytical Group LLC for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  On February 22, 2008, Evans filed suit in the Superior Court of the State of California, Santa Clara County, requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  More recently, Evans has filed motions that, if granted by the court, could result in attachments against substantial portions of our assets prior to any final judgment on the merits of Evans’ claims.  If these motions are granted by the court, we may be prevented from using our cash to operate our business.  We are vigorously defending ourselves against Evans’ claims.  No assurance can be given, however, that we will be successful in our defense against Evans’ claims or that Evans’ motions to attach our assets will not be granted.  The grant of these motions, or any substantial final judgment in favor of Evans, would have a material adverse effect on our business, assets and results of operations, and could require us to file for protection under bankruptcy laws.  Moreover, we believe that our litigation with Evans has made it extremely difficult to raise capital we need to operate our business.

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our business, assets or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the American Stock Exchange (now known as the New York Stock Exchange Alternext US) under the symbol “IMX.”  The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the American Stock Exchange.

	Fiscal Year 2008
	High	Low
4th Quarter	$1.65	$0.81
3rd Quarter	1.97	0.70
2nd Quarter	2.45	0.65
1st Quarter	2.40	1.50

	Fiscal Year 2007
	High	Low
4th Quarter	$2.23	$1.02
3rd Quarter	2.75	1.95
2nd Quarter	3.55	2.11
1st Quarter	4.20	2.00

As of October 6, 2008, there were approximately 123 stockholders of record.  The last sale price as reported by the NYSE Alternext US on October 6, 2008, was $0.50.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  In addition, our agreements with lenders prohibit the payment of cash dividends.  We submitted an unqualified 2008 Corporate Governance Certification to the American Stock Exchange in connection with our fiscal year 2008.

The table below sets forth certain information as of June 30, 2008 with respect to equity compensation plans under which our common stock is authorized for issuance:

Securities Authorized for Issuance under Equity Compensation Plans as of the
End of Fiscal 2008 Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	2,646,538	(1)	$3.07	794,805
Equity compensation plans not approved by stockholders	-			-
	2,646,538			794,805
_______________
(1)
This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., our 2000 Incentive and Nonqualified Stock Option Plan, and our 2004 Stock Option Plan).

Recent Sales of Unregistered Securities

In January 2008, we issued 221,729 shares of our common stock, having a value of $200,000, to OSI Systems, Inc. pursuant to a litigation settlement agreement.
As of June 30, 2008, we had not issued the 2,000,000 shares of our common stock, having a value of $2,464,000, to the shareholders of Ion Metrics in connection with our acquisition of Ion Metrics.  On August 11, 2008, we issued the 2,000,000 shares of common stock to the Ion Metrics shareholders.

The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 6.	Selected Consolidated Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”).  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events, are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.  Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” this “Management’s Discussion and Analysis” and “Business.”  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

Overview

Since our incorporation in August 1984, we have operated as a multi-faceted company engaged in the development of ion-based technologies and providing commercial services and products to the semiconductor, medical device and security industries.  Beginning in March 2007, we undertook steps to divest our semiconductor and medical business activities in order to focus on our security business.

Since May 1999, we have been performing research to improve explosives trace detection (“ETD”) technology, and development of ETD products which can be used for detection of trace amounts of explosives.  We now develop, manufacture and sell sophisticated sensors and systems for the Security, Safety and Defense (“SS&D”) industries.  We have developed handheld and benchtop ETD systems, which have been marketed and sold both domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, vehicles, people and other objects, for the detection of trace amounts of explosives.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K as of June 30, 2008.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its financial statements:

•
Revenue Recognition.  We recognize revenue when there is persuasive evidence of an arrangement with the customer which states a fixed or determinable price and terms, delivery of the product has occurred or the service performed in accordance with the terms of the arrangement, and collectibility of the sale is reasonably assured.

Government contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred.  Our obligation with respect to these agreements is to perform the research on a best-efforts basis. For government contracts with a deliverable, revenue is recognized based upon the proportional performance method.

Revenues for which we have received payment, but has not yet recognized the revenues, pending fulfilling our obligations under the sales agreement, are reflected on our balance sheet as deferred revenues.

•
Accounts Receivable and Allowance for Doubtful Accounts.  We maintain allowances for estimated losses resulting from the inability of our customers to make required payments.  Judgments are used in determining the allowance for doubtful accounts and are based on a combination of factors.  Such factors include historical collection experience, credit policy and specific customer collection issues.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  We continuously monitor collections and payments from our customers.  While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same bad debt rates that we have in the past.  A significant change in the liquidity or financial position of any of our customers could result in the uncollectibility of the related accounts receivable and could adversely impact our operating cash flows in that period.

•
Sales Returns and Allowances.  We record reductions to revenue for estimated customer returns and allowances.  We record estimated allowances against revenues in the same period the revenue is recorded.  These estimates are based upon historical analysis of our credit memo data and other known factors for pricing and disputes that arise in the normal course of business.  To date, allowances have not been material.  Actual returns may differ significantly from our estimates if factors such as economic conditions or competitive conditions differ from our expectations.

•
Inventories.  We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  In assessing the ultimate realization of inventories, management judgment is required to determine the reserve for obsolete or excess inventory.  Inventory on hand may exceed future demand either because the product is obsolete, or because the amount on hand is more than can be used to meet future need.  We provide for the total value of inventories that we determine to be obsolete or excess based on criteria such as customer demand and changing technologies.

•
Warranties.  We provide for the estimated cost of product warranties at the time revenue is recognized.  We record an estimate for warranty related costs at the time of sale based on our actual historical return rates and repair costs.  While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past.  A significant increase in warranty return rates or costs to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

•
Valuation of Certain Marketable Equity Securities.  We currently classify our investment securities as available-for-sale securities.  Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in accumulated other comprehensive income until the securities are sold or otherwise disposed of.  However, in accordance with SFAS No. 115, a decline in fair market value below cost that is other than temporary is accounted for as a realized loss.  During fiscal 2008, we realized losses of approximately $51,000 from the sale of equity securities.

•
Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  We have recorded a full valuation allowance against our net deferred tax assets of $12,288,000 as of June 30, 2008, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

•
Goodwill and Intangible Assets. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if an impairment exists, management compares the reporting unit's carrying value to the reporting unit’s fair value.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance.  Absent an event that indicates a specific impairment may exist, management has selected August 31 as the date of performing the annual goodwill impairment test.  Future events could cause management to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

•
Equity Transactions.  We evaluate the proper classification of our equity transactions under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity.”  SFAS No. 150 requires that for instruments that embody an unconditional obligation requiring the issuer to redeem it by transferring assets at a determinable date or that contain certain conditional obligations, typically classified as equity, be classified as a liability.

In many of our financing transactions, warrants have been issued.  We apply the principles of SFAS No. 123(R), “Share-Based Payment,” to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors.  We record financing and certain offering costs associated with our capital raising efforts in our statements of operations.  These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” by other securities issued in connection with preferred stock as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” based on their relative fair values.  We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

We determined our Series D Redeemable Convertible Preferred Stock contained certain derivative instruments and we account for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Under SFAS No. 133, we bifurcated these derivative instruments from the Series D Redeemable Convertible Preferred Stock, recorded them as a liability, and included the changes in the fair value of the instruments within other income (expense) in the accompanying consolidated statement of operations.

•
Stock-Based Compensation.   Effective July 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all stock-based payments issued to employees.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant price of our common stock, which is issuable upon exercise of the option;

•	the expected volatility of our common stock;

•	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and

•	the risk free interest rate for the expected option term.

Stock Option Exercise Price and Grant Date Price of our Common Stock.  Stock option exercise price is typically the closing market price of our common stock on the date of grant.

Expected Term.  The expected term of options granted is calculated using the Company’s historical option exercise transactions as outlined SFAS 123(R) and reflects the period of time that options granted are expected to be outstanding.

Expected Volatility.  The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted.  We determine the expected volatility solely based upon the historical volatility of our common stock over a period commensurate with the option’s expected term.  We do not believe that the future volatility of our common stock over an option’s expected term is likely to differ significantly from the past.

Expected Dividends.  We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future.  Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Risk-Free Interest Rate.  The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective.

Upon adoption of SFAS No. 123(R), we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested, including awards granted prior to July 1, 2006.  We have estimated a forfeiture rate of 10%, which assumptions we will review periodically and as changes in the composition of our option pool dictate.

Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our share-based compensation.  The Company anticipates the amount of stock-based compensation to increase in the future as additional options are granted.  As of June 30, 2008, there was approximately $818,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.85 years.

Results of Operations

Fiscal Year Ended June 30, 2008 vs. June 30, 2007

Revenues

Security revenues for the year ended June 30, 2008 were $5,152,000 as compared with $4,582,000 for the comparable prior fiscal year, an increase of $570,000 or 12.4%.  Revenue from security products for the year ended June 30, 2008 was $4,554,000 as compared with $2,159,000 for the comparable prior year period, an increase of $2,395,000 or 111%.  Revenue from government funded contracts for the year ended June 30, 2008 was $598,000 as compared with $2,423,000 for the comparable prior year period, a decrease of $1,825,000 or 75%.  The increase in security revenue is primarily a result of an increase in the number of units of our explosives detection products in fiscal 2008 as compared to fiscal 2007.  Approximately $2,647,000 of security revenues were recognized in the fourth quarter of fiscal 2008, as compared to $1,075,000 in the comparable prior year period, as a result of a significant shipment of our handheld explosives detection equipment to a customer in China.  The increase in revenues resulting from security product sales during both the three months and year ended June 30, 2008 was offset by a decrease in government contract revenue during the respective comparable prior year periods as more of our resources were focused on internally funded research projects during fiscal 2008 as compared with fiscal 2007 and the expiration of certain government funded contracts during fiscal 2008.

Cost of Revenues

Cost of revenues for the year ended June, 2008 were $3,577,000 as compared with $3,332,000 for the comparable prior year, an increase of $245,000 or 7.4%.   The increase in cost of revenues is primarily a result of the increase in sales of security products, offset by a decline in government contract revenue and the associated direct expenses.

Gross Margin

Gross margin for the year ended June 30, 2008 was $1,575,000 or 30.6% of security revenues as compared with $1,250,000 or 27.3% of security revenues for the comparable prior year.  The increase in gross margin is a result of increased sales volume of our handheld explosives detection equipment; design changes to our handheld explosives detectors which improved the manufacturability; and overall cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer.

Research and Development Expense

Research and development expense for the fiscal year ended June 30, 2008 was $3,097,000 as compared with $1,662,000 for the comparable prior year, an increase of $1,435,000 or 86.3%.  We continue to expend funds to expand our staff to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts.  We focused additional resources on our internally funded research and development programs during fiscal 2008 as compared with fiscal 2007.  We charge our research and development personnel to cost of revenues for work performed on these contracts and grants.  Research and development expenses incurred prior to starting government contracts are charged to operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended June 30, 2008 was $6,414,000 as compared with $4,591,000 for the comparable prior fiscal year, an increase of $1,823,000, or 39.7%.  The increase is primarily a result of costs associated with the additions to our senior management team; increased expenditures in our sales and marketing efforts; charges recorded in fiscal 2008 for the unpaid portion of wages and fringe benefits owed to our former chief executive officer under the terms of his transition agreement; increased audit and legal costs, and expenses related to consultants hired to assist management with its investor relations and Sarbanes-Oxley compliance.

Other Income and Expense, Net

For the year ended June 30, 2008, we recorded other income, net of $198,000 as compared with $270,000, for the comparable prior year, a decrease of $72,000 or 26.7%.  During the year ended June 30, 2008 we recorded interest income of $204,000 as compared with $121,000 for the comparable prior year.  The increase in interest income is a result of a higher average balance of cash available for investment in short-term investments during fiscal 2008 as compared with fiscal 2007.  During the year ended June 30, 2008 we recorded interest expense of $88,000 as compared with $654,000 for the comparable prior year.  The decrease in interest expense is a result of lower notes payable balances in fiscal 2008 as compared with 2007.  Included in interest expense during the year ended June 30, 2007 is $450,000 of non-cash interest related to the fair value of warrants issued in December 2006 in conjunction with the issuance of a short-term note.  During the year ended June 30, 2007 we had $1,500,000 outstanding in a short term note payable to Laurus Master Fund, LLP, which was repaid in May 2007.  The reduction in interest expense was offset by an increase in expenses to mark to market the embedded derivatives associated with the Series D Redeemable Convertible Preferred Stock.  The income associated with this embedded derivative during the year ended June 30, 2008 was $133,000 as compared to income of $961,000 for the comparable prior year.

Loss from Continuing Operations

Loss from continuing operations for the year ended June 30, 2008 was $7,714,000 as compared with $4,733,000 for the comparable prior year, an increase of $2,981,000, or 63.0%.  The increase in loss from continuing operations is primarily the result of increased spending for (i) research and development to enhance our technology and bring new products to market, (ii) the addition of senior management to execute upon our strategic repositioning and focus on the development and sale of security products, and (iii) the addition of senior management and staff to assess market requirements for security products and market and sell our current products.

Preferred Distribution, Dividends and Accretion

Preferred distribution, dividends and accretion on the Series D Redeemable Convertible Preferred Stock for the year ended June 30, 2008 was $1,058,000 as compared with $951,000 for the comparable prior year, an increase of $107,000 or 11.3%.

Loss from Discontinued Operations

Net loss from discontinued operations for the year ended June 30, 2008 was $3,021,000 as compared with $5,955,000 for the comparable prior year, a decrease of $2,934,000 or 49.3%.  Net loss from discontinued operations for fiscal 2008 is composed of operating losses of $3,021,000 from our semiconductor and medical reporting units, which are being reported as held for sale.  The semiconductor reporting unit reflects only our Core Systems subsidiary.  Net loss from discontinued operations for fiscal 2007 includes:  (i) losses of $4,809,000 from operations of our Core Systems subsidiary, which offers for sale continue to be solicited; (ii) income of $482,000 from operations of our former subsidiary, Accurel Systems, which was sold in May 2007; (iii) loss on the sale of Accurel Systems of $1,246,000; and (iv) losses of $382,000 from operations of our medical reporting unit, of which approximately $89,000 of assets were sold subsequent to June 30, 2008 and the remainder continues to be offered for sale.

Income Taxes

As of June 30, 2008, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $25,770,000, expiring between 2021 and 2029, and $30,039,000, expiring between 2009 and 2024, respectively.  As of June 30, 2008, we had federal and state investment, alternative minimum tax and research credit carry forwards available to offset future taxable income of approximately $489,000, expiring between 2021 and 2029, and $362,000, expiring between 2009 and 2024, respectively.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $412,000 of cash and cash equivalents, a decrease of $9,209,000 when compared with a balance of $9,621,000 as of June 30, 2007.

Our cash and cash equivalents at June 30, 2007 were primarily the result of our sale in May 2007 of our Accurel Systems subsidiary to Evans Analytical Group, LLC for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  As described elsewhere in this Annual Report, Evans has filed a lawsuit against us requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud and has taken steps to prohibit the escrow agent from releasing the balance of the escrow account to pending resolution of the lawsuit.  As a result, we have classified the amount held in escrow, $1,000,000 at June 30, 2008, as a long term asset.  More recently, Evans has filed motions that, if granted by the court, could result in attachments against substantial portions of our assets prior to any final judgment on the merits of Evans’ claims. If these motions are granted by the court, we may be prevented from using our cash to operate our business.  We are vigorously defending ourselves against Evans’ claims.  No assurance can be given, however, that we will be successful in our defense against Evans’ claims or that Evans’ motions to attach our assets will not be granted.  The grant of these motions, or any substantial final judgment in favor of Evans would have a material adverse effect on our business, assets and results of operations, and could cause our business to fail.  Moreover, we believe that our litigation with Evans has made it extremely difficult to raise capital.

During the year ended June 30, 2008 we had net cash outflows of $4,734,000 from operating activities of continuing operations as compared to net cash outflows from operating activities of continuing operations of $2,859,000 for the comparable prior year period.  The approximate $1,875,000 increase in net cash outflows used in operating activities of continuing operations during the year ended June 30, 2008, as compared to the comparable prior year period, was primarily a result of cash used to fund (i) the increased loss from continuing operations and (ii) increases in both accounts receivable and inventories.  These increases in cash outflows were partially offset by (i) reduction in the change in fair value of embedded derivatives, non-cash interest expense and equity loss in unconsolidated subsidiaries and (ii) increases in accounts payables and accrued expenses.

During the year ended June 30, 2008 we had net cash outflows of $1,428,000 from investing activities of continuing operations as compared to net cash inflows of $9,727,000 from investing activities of continuing operations for the comparable prior year period.  The approximate $11,155,000 increase in net cash outflows used in investing activities of continuing operations during the year ended June 30, 2008, as compared to the comparable prior year period, was primarily a result of net cash of $9,826,000 provided in fiscal 2007 in connection with the sale of Accurel Systems and certain medical business unit assets, which did not recur in fiscal 2008; and the use of aggregate cash of $993,000 during fiscal 2008 to purchase certificates of deposits, acquire Ion Metrics, and pay certain lease liabilities.

During the year ended June 30, 2008 we had net cash outflows of $2,255,000 from financing activities of continuing operations as compared to net cash outflows of $68,000 from financing activities of continuing operations for the comparable prior year period.  The approximate $2,187,000 increase in net cash outflows used in financing activities of continuing operations during the year ended June 30, 2008, as compared to the comparable prior year period, was primarily a result of (i) increased payments of principal and dividends on the Series D Cumulative Redeemable Convertible Preferred Stock in fiscal 2008 as compared to fiscal 2007, and (ii) increased repayments of long-term debt and capital lease obligations in fiscal 2008.  Offsetting these cash outflows were borrowings on our line of credit in fiscal 2008 as opposed to repayments on our line of credit in fiscal 2007.

We currently have a $1.5 million revolving credit facility with Bridge Bank, N.A..  This line of credit, which expires in January 2009, provides for advances of up to 80% of our eligible domestic accounts receivable and up to the lesser of $500,000 or 50% of eligible foreign accounts receivable, bears interest at the prime rate, plus 2.25% per annum, and is collateralized by all of our assets.  As of June 30, 2008, we were in violation of our minimum current ratio and minimum net worth financial covenants (collectively, the “Financial Covenant Defaults”) in our loan agreements with Bridge Bank, N.A.  On October 10, 2008, we received a notice of default with respect of violation of depository accounts, financial reporting and failure to complete sale of an asset (collectively, the “Subsequent Covenant Defaults”)  We received a waiver from Bridge Bank with respect of the Financial Covenant Default, but cannot be certain that the bank will continue to grant waivers in the future due to the potential for financial covenant non-compliance.  We did not receive a waiver for the Subsequent Covenant Defaults.  If the bank does not agree to grant us such waivers, there is a risk that the bank may call the loan or prevent us from taking additional advances until the default is cured.  We have a credit facility with the bank, which matures in January 2009, having an unpaid balance of approximately $862,000 as of June 30, 2008, consisting of a $385,000 term note and $477,000 of borrowings under the revolving line of credit that matures in January 2009.

On September 30, 2008, we amended the Securities Purchase Agreement dated as of September 30, 2005, between the Company and Laurus Master Fund, Ltd.  Under the amendment, we paid $250,000 to Laurus’s agent, which payment was applied first to accrued and unpaid dividends on the shares of Series D Cumulative Convertible Preferred Stock purchased by Laurus pursuant to the Purchase Agreement (and subsequently assigned to Valens Offshore SPV I, Ltd.), and then to the outstanding principal balance under the Securities Purchase Agreement and certain related documents.  In exchange for this payment, Laurus, Valens Offshore and the agent agreed to change the Mandatory Redemption Date of the Series D Cumulative Convertible Preferred Stock from September 29, 2008 to October 24, 2008, at which time the remaining principal is due.  As of June 30, 2008, the outstanding balance due to Laurus was approximately $2,269,000.  On October 2, 2008, we remitted the $250,000 payment to Laurus, inclusive of $22,000 of dividends and upon application of this payment, the balance due to Laurus on October 24, 2008 is approximately $1,893,000.

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

Our ability to continue operations beyond October 24, 2008 will depend significantly on our ability either to refinance our obligations to Laurus or negotiate a further extension of our obligation to redeem the Series D Preferred Stock.  If we are unable to refinance or extend these obligations, Laurus may seize our assets and we may be forced to curtail or discontinue operations entirely.

There can be no assurance that we will be successful in refinancing or extending our obligations to Laurus.  If we are successful, however, then, based on the current sales, expense and cash flow projections, advances on our line of credit, proceeds from certain expected sales of assets, and the ability to raise additional capital, management believes it has plans in place to fund operations for the near future.  Because there can be no assurances that (i) sales will materialize as forecasted, (ii) management will be successful in executing these plans, and/or (iii) additional capital will be raised; management will continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.  Future expenditures for research and product development are discretionary and can be adjusted as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2008 we had an irrevocable standby letter of credit outstanding in the approximate amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for product which is expected to be shipped in the first quarter of fiscal 2009.  The letter of credit expires on July 31, 2010.

As of June 30, 2008, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 8.	Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter ended June 30, 2008 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 11.	Executive Compensation

The information required by this Item 11 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, See Page 28.

(2)	Exhibits

Exhibit No.	Ref. No.	Description

3.1	1	Articles of Amendment to the Articles of Organization of the Company, dated June 9, 1999.
3.2	1	Restated Articles of Organization of the Company, dated June 9. 1999.
3.3	5	Certificate of Vote of Directors establishing Series A 7% Cumulative Convertible Preferred Stock, dated October 7, 2002.
3.4	6	Certificate of Vote of Directors establishing Series B 5% Cumulative Convertible Preferred Stock, dated August 26, 2003.
3.5	7	Certificate of Vote of Directors establishing Series C 5% Cumulative Convertible Preferred Stock, dated November 25, 2003.
3.6	17	Certificate of Vote of Directors establishing Series D Convertible Preferred Stock, dated September 30, 2005.
3.7	18	Form of Amendment to Series D Cumulative Convertible Preferred Stock and Securities Purchase Agreement dated May 31, 2006.
3.8	4	Amended and Restated By-Laws of the Company.
4.1	2	Specimen certificate for the Common Stock of the Company.
10.1	1	1992 Stock Option Plan.
10.2	1	Form of Stock Option Agreement under the 1992 Stock Option Plan.
10.3	1	1998 Incentive and Nonqualified Stock Option Plan.
10.4	2	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.
10.5	2	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.
10.6	2	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan.
10.7	5	Common Stock Purchase Warrant for 55,000 shares issued to Laurus Master Fund, Ltd. Dated October 7, 2002.
10.8	6	Common Stock Purchase Warrant for 70,000 shares issued to Laurus Master Fund, Ltd. Dated August 28, 2003.
10.9	7	Securities Purchase Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd, Dated November 25, 2003.
10.10	7	Security Agreement between Implant Sciences Corporation and Laurus Master Fund, Ltd. Dated November 25, 2003.
10.11	7	Common Stock Purchase Warrant for 100,000 shares issued to Laurus Master Fund, Ltd. Dated November 25, 2003.
10.12	8	Exchange and Venture agreement between Implant Sciences Corporation, CardioTech International, and CorNova, Inc. dated March 5, 2004.
10.13	9	Form of Securities Purchase Agreement between Implant Sciences and certain investors.
10.14	9	Form of Warrant dated June, 17, 2004.
10.15	9	Form of Additional Investors Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors.
10.16	9	Form of Registration Rights Agreement dated June 17, 2004 between Implant Sciences and certain investors.
10.17	10	Employment Agreement with Anthony J. Armini, dated June 30, 2004.
10.18	11	Agreement and Plan of Merger and Reorganization, dated October 13, 2004, by and among the Company, C Acquisition Corp., Core Systems Incorporated and Donald W. Lindsey.
10.19	12	Securities Purchase Agreements, dated March 4, 2005, by and between the Company and the Purchasers thereunder, with attached schedules.
10.20	12	Form of Common Stock Purchase Warrant, dated March 4, 2005, by the Company in favor of Pacific Wave Partners Limited.

10.21	12	Form of Common Stock Purchase Warrant, dated March 4, 2005, by the Company in favor of the Purchasers.
10.22	12	Form of Additional Investment Right, dated March 4, 2005, by and between the Company in favor of the purchasers.
10.23	12	Registration Rights Agreement, dated March 4, 2005, by and between the Company and the parties thereto.
10.24	13	Stock Purchase Agreement dated March 9, 2005 by and among the Company, Accurel Systems International Corporation and its Stockholders.
10.25	13	Form of the Secured Promissory Note dated March 9, 2005 made out by the Company in favor of the Stockholders.
10.26	13	Note and Security Agreement dated March 9, 2005, by and among the Company, the Stockholders and the Escrow Agent thereunder.
10.27	13	Holdback and Escrow Agreement dated March 9, 2005, by and among the Company, the Stockholders and the Escrow Agent thereunder.
10.28	14*	Development, Distribution and Manufacturing Agreement dated March 23, 2005 by and between the Company and Rapiscan Systems, Inc.
10.29	15	Form of Business Financing Agreement dated June 1, 2005 between the Company and Bridge Bank, N.A.
10.30	15	Form of Intellectual Property Security Agreement dated June 1, 2005 between Implant Sciences Corporation and Bridge Bank, N.A.
10.31	15	Form of Intellectual Property Security Agreement dated June 1, 2005 between C Acquisition Corp. and Bridge Bank, N.A.
10.32	16	Form of Securities Purchase Agreement, dated as of July 6, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.33	16	Form of Secured Term Note, dated as of July 6, 2005, by the Company in favor of Laurus Master Fund, Ltd.
10.34	16	Form of Subsidiary Guaranty, dated as of July 6, 2005, by the Company in favor of Laurus Master Fund, Ltd.
10.35	16	Form of Common Stock Purchase Warrant, by the Company in favor of Laurus Master Fund, Ltd.
10.36	16	Form of Funds Escrow Agreement.
10.37	16	Form of Master Security Agreement.
10.38	17	Securities Purchase Agreement by and between the Company and Laurus Master Fund, dated September 30, 2005.
10.39	17	Registration Rights Agreement by and between the Company and Laurus Master Fund, dated September 30, 2005.
10.40	17	Subsidiary Guaranty dated September 30, 2005.
10.41	17	Form of Common Stock Purchase Warrant dated September 30, 2005.
10.42	17	Form of Funds Escrow Agreement by and among the Company, Laurus Master Fund and Loeb & Loeb LLP.
10.43	17	Form of Master Security Agreement by and among the Company, C-Acquisition Corporation, Accurel Systems and Laurus Master Fund, dated September 30, 2005.
10.44	17	Form of Stock Pledge Agreement by and between the Company and Laurus Master Fund dated September 30, 2005.
10.45	18	Form of Common Stock Purchase Warrant, by the Company in favor of Laurus Master Fund, Ltd, dated May 31, 2006.
10.46	18	Form of Amendment to Securities Purchase Agreement by and between the Company and Laurus Master Fund dated May 31, 2006.
10.47	19	2000 Incentive and Non-Qualified Stock Option Plan
10.48	20	2005 Incentive Stock Option Plan
10.49	21	2004 Employee Stock Purchase Plan
10.50	22	Form of Business Financing Agreement with Bridge Bank dated January 3, 2007 and Form of Short term note with Laurus Master Fund, Ltd, dated December 29, 2006.
10.51	23	Transition Agreement between the Company and Anthony J. Armini dated September 27, 2007
10.52	24	Employment Agreement dated September 27, 2007, by and between Phillip C. Thomas the Company.

10.53	25	Agreement between the Company, OSI Systems, Inc. and Rapiscan Systems, Inc. dated January 4, 2008.
10.54	26	Employment Agreement dated February 29, 2008 by and between Diane J. Ryan and the Company.
10.55	27
Agreement and Plan of Merger and Reorganization by and among Implant Sciences Corporation, IMX Acquisition Corp., Ion Metrics, Inc., All Shareholders of Ion Metrics, Inc. and David J. Ferran, as Shareholder Representative dated April 10, 2008.

10.56	28	Asset Purchase Agreement between Implant Sciences Corporation and International Brachytherapy, s.a. dated June 27, 2008.
10.57	29	Employment Agreement dated July 31, 2008 by and between Glenn D. Bolduc and the Company.
10.58	30
Omnibus Amendment, dated as of September 30, 2008, amount Implant Sciences Corporation and LV Administrative Services, Inc. as administrative and collateral agent for each of Laurus Master Fund, Ltd. and Valens Offshore SPV I, Ltd., to (i) that certain Securities Purchase Agreement, dated as of September 29, 2005, by and between the Company and Laurus Master Fund, Ltd. and (ii) certain the other related agreements referred to in the Purchase Agreement.

21.1		Subsidiaries of the Company.
23.1		Consent of UHY LLP.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed in the Registration Statement on Form SB-2 (Registration No. 333-64499) filed on September 29, 1998, and is incorporated herein by reference.
2	Previously filed in Amendment No. 1 to the Registration Statement, filed on December 21, 1998, and is incorporated herein by reference.
3	Previously filed in Amendment No. 2 to the Registration Statement, filed on February 11, 1999, and is incorporated herein by reference.
4	Previously filed on Form 8-K on December 18, 2007, and is incorporated herein by reference.
5	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2002 filed on October 15, 2002 and is incorporated herein by reference.
6	Previously filed in the Annual Report on Form 10 KSB for the fiscal year ended June 30, 2003 filed on September 29, 2003 and is incorporated herein by reference.
7	Previously filed on Form 8-K on December 12, 2003, and is incorporated herein by reference.
8	Previously filed on Form 8-K on March 18, 2004, and is incorporated herein by reference.
9	Previously filed on Form S-3 on July 14, 2004, and is incorporated herein by reference.
10	Previously filed in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and is incorporated herein by reference.
11	Previously filed on Form 8-K on October 19, 2004, and is incorporated herein by reference.
12	Previously filed on Form 8-K or Amendment Form 8-K on March 9, 2005 and is incorporated herein by reference.
13	Previously filed on Form 8-K on March 11, 2005 and is incorporated herein by reference.
14	Previously filed on an Amendment to Form 8-K on April 7, 2005 and is incorporated herein by reference.
15	Previously filed on Form 8-K on June 13, 2005 and is incorporated herein by reference.
16	Previously filed on Form 8-K on July 14, 2005 and is incorporated herein by reference.
17	Previously filed on Form 8-K on October 5, 2005 and is incorporated herein by reference.
18	Previously filed on Form 8-K on June 6, 2006 and is incorporated herein by reference.
19	Previously filed on Form S-8 on December 12, 2003 and is incorporated herein by reference.
20	Previously filed on Form S-8 on October 27, 2006 and is incorporated herein by reference.
21	Previously filed on Form S-8 on July 26, 2007 and is incorporated herein by reference.
22	Previously filed on Form 8-K on January 5, 2007 and is incorporated herein by reference.

23	Previously filed on Form 8-K on October 3, 2007 and is incorporated herein by reference.
24	Previously filed on Form 8-K on December 14, 2007 and is incorporated herein by reference.
25	Previously filed on Form 8-K on January 10, 2008 and is incorporated herein by reference.
26	Previously filed on Form 8-K on March 18, 2008 and is incorporated herein by reference.
27	Previously filed on Form 8-K on April 16, 2008 and is incorporated herein by reference.
28	Previously filed on Form 8-K on July 9, 2008 and is incorporated herein by reference.
29	Previously filed on Form 8-K on August 4, 2008 and is incorporated herein by reference.
30	Previously filed on Form 8-K on October 6, 2008 and is incorporated herein by reference.
*	Filed pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Implant Sciences Corporation and subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, not were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over  financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Implant Sciences Corporation and subsidiaries at June 30, 2008 and 2007 and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States.

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

/s/ UHY LLP
Boston, Massachusetts
October 14, 2008

Implant Sciences Corporation
Consolidated Balance Sheets
	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$412,000	$9,621,000
Restricted cash	514,000	25,000
Accounts receivable-trade, net of allowance of $9,000 and $20,000, respectively	667,000	346,000
Accounts receivable, unbilled	152,000	162,000
Inventories	725,000	683,000
Investments - available for sale securities	-	133,000
Prepaid expenses and other current assets	369,000	712,000
Current assets held for sale	1,883,000	2,071,000
Total current assets	4,722,000	13,753,000
Property and equipment, net	443,000	530,000
Amortizable intangible assets, net	54,000	-
Other non-current assets	1,096,000	711,000
Goodwill	3,136,000	-
Non-current assets held for sale	2,645,000	4,606,000
Total assets	$12,096,000	$19,600,000
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$417,000	$705,000
Line of credit	477,000	-
Notes payable	181,000	-
Payable to Med-Tec	80,000	143,000
Payable to Ion Metrics shareholders	2,514,000	-
Accrued expenses	2,062,000	1,763,000
Accounts payable	2,439,000	570,000
Current portion of long-term lease liability	317,000	301,000
Deferred revenue	66,000	71,000
Current liabilities held for sale	1,079,000	1,111,000
Total current liabilities	9,632,000	4,664,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	113,000	629,000
Long-term lease liability	446,000	735,000
Derivatives related to preferred stock features	-	133,000
Long-term liabilities held for sale	1,000	4,000
Total long-term liabilities	560,000	1,501,000
Total liabilities	10,192,000	6,165,000
Commitments and contingencies (Note 9)
Series D Cumulative Redeemable Convertible Preferred Stock, $10 stated value;
500,000 shares authorized, 242,424 and 393,939 shares outstanding, respectively
(liquidation value $2,424,000 and $3,939,000, respectively)	2,269,000	2,989,000
Stockholders' (deficit) equity:
Common stock; $0.10 par value; 50,000,000 shares authorized; 12,114,553 and 12,104,008 and 11,835,661 and 11,825,116 shares issued and outstanding, respectively	1,211,000	1,183,000
Additional paid-in capital	58,317,000	57,358,000
Accumulated deficit	(59,720,000)	(47,927,000)
Deferred compensation	(2,000)	(30,000)
Accumulated other comprehensive loss	(98,000)	(65,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' (deficit) equity	(365,000)	10,446,000
Total liabilities and stockholders' (deficit) equity	$12,096,000	$19,600,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Operations

	For The Years Ended June 30,
	2008	2007
Security revenues	$5,152,000	$4,582,000
Cost of revenues	3,577,000	3,332,000
Gross margin	1,575,000	1,250,000
Operating expenses:
Research and development	3,097,000	1,662,000
Selling, general and administrative	6,414,000	4,591,000
	9,511,000	6,253,000
Loss from operations	(7,936,000)	(5,003,000)
Other income (expense), net:
Interest income	204,000	121,000
Interest expense	(88,000)	(654,000)
Change in fair value of embedded derivatives related to preferred stock features	133,000	961,000
Loss on sale of investments	(51,000)	-
Equity losses in unconsolidated subsidiaries	-	(158,000)
Total other income, net	198,000	270,000
Loss from continuing operations before income tax benefit	(7,738,000)	(4,733,000)
Income tax benefit	24,000	-
Loss from continuing operations	(7,714,000)	(4,733,000)
Preferred distribution, dividends and accretion	(1,058,000)	(951,000)
Loss from continuing operations applicable to common shareholders	(8,772,000)	(5,684,000)
Loss from discontinued operations	(3,021,000)	(4,709,000)
Loss on sale of discontinued operations, net of tax of $197,000	-	(1,246,000)
Loss from discontinued operations	(3,021,000)	(5,955,000)
Net loss applicable to common shareholders	$(11,793,000)	$(11,639,000)
Net loss	$(10,735,000)	$(10,688,000)

Loss per share from continuing operations, basic and diluted	$(0.65)	$(0.40)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.73)	$(0.48)
Loss per share from discontinued operations, basic and diluted	$(0.25)	$(0.50)
Net loss per share applicable to common shareholders, basic and diluted	$(0.99)	$(0.99)
Net loss per share	$(0.90)	$(0.91)
Weighted average shares used in computing net loss per common share, basic and diluted	11,935,515	11,794,599

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended June 30, 2007 and 2008

	Common Stock						Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Amount	Total Stockholders' Equity (Deficit)	Comprehensive (Loss)
Balance at June 30, 2006	11,733,804	$1,173,000	$55,282,000	$(36,288,000)	$(17,000)	$14,000	26,994	$(236,000)	$19,928,000	$-
Issuance of common stock in connection with employee stock purchase plan	67,492	7,000	149,000						156,000
Issuance of common stock in connection with exercise of stock options	34,365	3,000	47,000						50,000
Fair value of warrants issued to consultants			136,000						136,000
Fair value of warrants issued in connection with sale of Accurel			389,000						389,000
Fair value of warrants issued in connection with Laurus Master Fund short-term note			450,000						450,000
Fair value of warrants issued in connection with Bridge Bank loans			28,000						28,000
Amortization of deferred compensation			18,000		(13,000)				5,000
Share-based compensation			1,022,000						1,022,000
Series D accretion and dividends				(951,000)					(951,000)
Effect of CorNova's IMX stock transactions			(163,000)				(16,449)	163,000
Unrealized gain on available for sale securities						(79,000)			(79,000)	(79,000)
Net loss				(10,688,000)					(10,688,000)	(10,688,000)
Balance at June 30, 2007	11,835,661	1,183,000	57,358,000	(47,927,000)	(30,000)	(65,000)	10,545	(73,000)	10,446,000	(10,767,000)
Issuance of common stock in connection with employee stock purchase plan	57,163	6,000	47,000						53,000
Issuance of common stock in connection with settlement of Rapiscan litigation	221,729	22,000	178,000						200,000
Fair value of warrants issued to consultants			15,000						15,000
Fair value of warrants issued in connection with Bridge Bank loans			29,000						29,000
Amortization of deferred compensation			(7,000)		28,000				21,000
Share-based compensation			697,000						697,000
Series D accretion and dividends				(1,058,000)					(1,058,000)
Unrealized loss on available for sale securities						(33,000)			(33,000)	(33,000)
Net loss				(10,735,000)					(10,735,000)	(10,735,000)
Balance at June 30, 2008	12,114,553	$1,211,000	$58,317,000	$(59,720,000)	$(2,000)	$(98,000)	10,545	$(73,000)	$(365,000)	$(10,768,000)

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows

	For The Years Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(10,735,000)	$(10,688,000)
Less: Net loss from discontinued operations	(3,021,000)	(5,955,000)
Loss from continuing operations	(7,714,000)	(4,733,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	284,000	166,000
Bad debt expense (recoveries)	(11,000)	10,000
Share-based compensation expense	582,000	574,000
Change in fair value of embedded derivatives	(133,000)	(961,000)
Non-cash interest expense	29,000	450,000
Equity loss in unconsolidated subsidiaries	-	158,000
Fair value of warrants issued to non-employees	36,000	136,000
Warrant accretion on Bridge Bank loans	15,000	6,000
Loss on sale of investments	51,000	-
Loss on lease	-	487,000
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(290,000)	(149,000)
Inventories	(42,000)	262,000
Prepaid expenses and other current assets	354,000	273,000
Accounts payable	1,628,000	(278,000)
Accrued expenses	482,000	990,000
Deferred revenue	(5,000)	(250,000)
Net cash used in operating activities of continuing operations	(4,734,000)	(2,859,000)
Net cash (used in) provided by operating activities of discontinued operations	(587,000)	1,441,000
Net cash used in operating activities	(5,321,000)	(1,418,000)
Cash flows from investing activities:
Purchases of property and equipment	(99,000)	(8,000)
Investments in certificates of deposit	(489,000)	(25,000)
Investment in available for sale securities	-	1,000
Proceeds from sale of Accurel, net of transaction costs and escrow	-	9,521,000
Proceeds from sale of medical business unit assets, net of transaction costs	-	305,000
Proceeds from the sale of investments	49,000	-
Acquisition of Ion Metrics, net of cash received	(231,000)	-
Payments on lease liability	(273,000)	(48,000)
Increase in other non-current assets	(385,000)	(19,000)
Net cash (used in) provided by investing activities of continuing operations	(1,428,000)	9,727,000
Net cash used in investing activities of discontinued operations	(202,000)	(754,000)
Net cash used in investing activities	(1,630,000)	8,973,000
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	53,000	206,000
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(263,000)	(379,000)
Payments on Series D Cumulative Redeemable Convertible Preferred Stock	(1,515,000)	(151,000)
Proceeds from Laurus term note	-	1,500,000
Repayment of Laurus term note	-	(1,500,000)
Proceeds from Bridge Bank term note	-	1,600,000
Principal repayments of long-term debt and capital lease obligations	(1,007,000)	(344,000)
Net borrowings (repayments) on line of credit	477,000	(1,000,000)
Net cash used in financing activities of continuing operations	(2,255,000)	(68,000)
Net cash used in discontinued operations	(3,000)	(70,000)
Net cash used in financing activities	(2,258,000)	(138,000)
Net change in cash and cash equivalents	(9,209,000)	7,417,000
Cash and cash equivalents at beginning of period	9,621,000	2,204,000
Cash and cash equivalents at end of period	$412,000	$9,621,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows

	For The Years Ended June 30,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Interest paid	$94,000	$234,000
Non-cash Investing and Financing Activity:
Capital equipment acquired under capital lease	$2,000	$7,000
Accretion of Series D Cumulative Redeemable Convertible Preferred Stock dividends, derivatives and warrants	$795,000	$572,000
Conversion of line of credit into term note	$-	$1,672,000
Warrants issued to Laurus	$-	$450,000
Warrants issued to Bridge Bank	$29,000	$28,000
Common stock issued in settlement of Rapiscan litigation	$200,000	$-

On April 10, 2008 the Company acquired Ion Metrics, Inc.
Fair value of assets and liabilities assumed:
Accounts receivable	$7,000
Other receivables	3,000
Prepaid expenses	11,000
Property and equipment	83,000
Accounts payable	(241,000)
Accrued interest	(20,000)
Accrued payroll	(4,000)
Accrued liabilities other	(10,000)
Notes payable	(181,000)
Current maturities of obligations under capitalized lease	(11,000)
Long-term obligations under capital lease, net of current maturities	(97,000)
Net assets	(460,000)

Goodwill	3,136,000
Customer relationships	69,000
Purchase price	2,745,000

Cash paid, net of cash acquired	(231,000)
Payable to Ion Metrics shareholders	$2,514,000

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The Company’s fiscal year ends on June 30.  References herein to fiscal 2008 and fiscal 2007 refer to the year ended June 30, 2008 and 2007, respectively.

Acquisition of Ion Metrics

On April 10, 2008 (the “Closing Date”), the Company entered into a definitive agreement (the “Merger Agreement”) to acquire all of the capital stock of Ion Metrics, Inc, a California corporation (“Ion Metrics”).  The transaction was structured as a reorganization of Ion Metrics with and into a newly formed, wholly-owned subsidiary of the Company (the “Transaction”).  The total purchase price, including $564,000 of assumed liabilities, was approximately $3,309,000.  As part of the Transaction, the Company issued to the former stockholders of Ion Metrics (the “Ion Metrics Stockholders”) consideration consisting of 2,000,000 shares of the Company’s common stock, par value $0.10 per share (“Common Stock”).  Ion Metrics is in the business of producing low cost mass sensor systems for the detection and analysis of chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  The integration of the Ion Metrics technologies into the Company’s Quantum Sniffer product line is expected to provide opportunities to introduce smaller, lower cost, and higher performance security solutions.  Please refer to Note 17 for further information relative to the acquisition of Ion Metrics.

Sale of Accurel

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

On February 22, 2008, Evans filed suit against the Company requesting rescission of the Transaction and damages based on claims of misrepresentation and fraud.  On March 28, 2008, Evans filed a formal Claims Notice with the escrow agent prohibiting release of any portion of the escrow to the Company as a result of the suit filed on February 22, 2008.  The Company has retained legal counsel in defense of these claims.

Sale of Core

In February 2008, the Company announced its plan to sell Core Systems (“Core” or “Core Systems”), its wholly-owned semiconductor subsidiary and engaged Noblemen Holdings, LLC to facilitate this plan.  Because this sale is more likely than not to occur within the next 12 months, the Semiconductor Reporting Unit is reported as discontinued operations in the accompanying financial statements.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Medical Reporting Unit

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

CorNova

The Company has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  The Company owns common stock in CorNova representing a 15% ownership interest in CorNova, (See Note 21).

Risks and Uncertainties

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products.  For the year ended June 30, 2008, the Company reported a net loss applicable to common shareholders of $11,793,000, a loss from continuing operations of $7,714,000 and used $5,321,000 in cash from operations.  As of June 30, 2008, the Company had an accumulated deficit of approximately $59,720,000 and a working capital deficit of $4,910,000.  Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations.  Failure of the Company to achieve its projections may require the Company to seek additional financing or discontinue operations.

On August 29, 2008, the Company executed an agreement with San Jose, CA-based Bridge Bank, N.A. which reduced the Company’s revolving credit facility from $5.0 million to $1.5 million (see Note 14).  We currently have a $1.5 million revolving credit facility with Bridge Bank, N.A..  This line of credit, which expires in January 2009, provides for advances of up to 80% of our eligible domestic accounts receivable and up to the lesser of $500,000 or 50% of eligible foreign accounts receivable, bears interest at the prime rate, plus 2.25% per annum, and is collateralized by all of our assets.  As of June 30, 2008, we were in violation of our minimum current ratio and minimum net worth financial covenants (collectively, the “Financial Covenant Defaults”) in our loan agreements with Bridge Bank, N.A.  On October 10, 2008, we received a notice of default with respect of violation of depository accounts, financial reporting and failure to complete sale of an asset (collectively, the “Subsequent Covenant Defaults”)  We received a waiver from Bridge Bank with respect of the Financial Covenant Default, but cannot be certain that the bank will continue to grant waivers in the future due to the potential for financial covenant non-compliance.  We did not receive a waiver for the Subsequent Covenant Defaults.  If the bank does not agree to grant us such waivers, there is a risk that the bank may call the loan or prevent us from taking additional advances until the default is cured.  We have a credit facility with the bank, which matures in January 2009, having an unpaid balance of approximately $862,000 as of June 30, 2008, consisting of a $385,000 term note and $477,000 of borrowings under the revolving line of credit that matures in January 2009.

Management believes there are plans in place to sustain operations for the near future.  These plans depend on current sales and cash flow projections, the cash available from the Company's line of credit, a substantial increase in sales of the Company’s handheld trace explosives detector product, the sale of Core and other assets, and the ability of the Company to raise additional capital.  To further sustain the Company, improve its cash position, and enable it to grow while reducing debt, management will need to seek additional capital through private financing sources during the next twelve months.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control costs at the Company and actively seek needed capital through sales of its products, equity infusions, government grants and awards, strategic alliances, and through its lending institutions.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Series D Preferred Stock contains mandatory redemptions on a monthly basis.  These mandatory redemptions are redeemable in cash or shares of the Company’s common stock, at the Company’s option, so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price.  The Company received a waiver of the monthly amortization payments for the period December 2006 through August 2007, to the mandatory redemption date.  The redemption payments resumed in September 2007.  In September, 2008, the Company amended the Securities Purchase Agreement, extending the Mandatory Redemption Date to October 24, 2008, at which time we will be required to redeem the remaining shares of Series D Redeemable Convertible Preferred Stock.  Management does not believe that we will meet the conditions necessary for us to redeem the Series D Preferred Stock by issuing shares of our common stock and that we will be required to redeem such preferred stock for cash.  Our obligations to Laurus are secured by a security interest in substantially all of our assets.  As of June 30, 2008, the outstanding balance due to Laurus was approximately $2,269,000.  We made a payment of $250,000 to Laurus, inclusive of $22,000 of dividend, on October 2, 2008, and upon application of this payment, the balance expected to be paid to Laurus on October 24, 2008 is approximately $1,893,000.  If we are unable to redeem the Series D Preferred Stock as required, refinance our obligations to Laurus, or negotiate a further extension of the obligation to redeem the Series D Preferred Stock, Laurus may seize our assets and we may be forced to curtail or discontinue operations entirely.

There can be no assurances that forecasted results will be achieved or that the Company’s stock price will attain the fixed conversion price which would allow the Company to redeem the outstanding shares of Series D Preferred Stock and accrued dividends with shares of its common stock.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company reflecting its operations in Massachusetts and California.

As a result of the May 1, 2007 sale of Accurel, the operating results are presented in the accompanying consolidated statements of operations as discontinued operations for the year ended June 30, 2007.

As a result of the Company’s decision to dispose of Core, the assets and liabilities of Core are presented in the accompanying consolidated balance sheet as assets and liabilities held for sale as of June 30, 2008 and 2007 and the operating results of Core are presented in the accompanying consolidated statements of operations as discontinued operations for the year ended June 30, 2008 and 2007.

As a result of the Company’s decision to dispose of the medical business unit, the assets and liabilities of the medical business unit are presented in the accompanying consolidated balance sheet as assets and liabilities held for sale as of June 30, 2008 and 2007 and the operating results of the medical business unit are presented in the accompanying consolidated statements of operations as discontinued operations for the year ended June 30, 2008 and 2007.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the following notes to the consolidated financial statements include disclosures related to the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries.  The consolidated financial statements for all periods presented have been restated to reflect discontinued operations of Accurel, Core and the medical business unit.

Use of Accounting Estimates

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

Reclassifications

Certain reclassifications were made to the fiscal year 2007 financial statements to conform to the fiscal year 2008 presentation.

Cash and Cash Equivalents

The Company considers any securities with original maturities of 90 days or less at the time of investment to be cash equivalents.

Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities.  At June 30, 2007, these securities consisted of common stock in CardioTech International, Inc. (“CardioTech”), a related party which was recorded at fair market value with any unrealized gains and losses reported as a separate component of equity in other accumulated comprehensive income (loss).  During the fourth quarter of fiscal 2008, the Company received net proceeds of $49,000 from the sale of all of its common stock of CardioTech, and realized a $51,000 loss on the sale.

Comprehensive Loss

The Company has accumulated other comprehensive losses resulting from the recognition of the unrealized loss of the Company’s share of CardioTech stock owned by CorNova, Inc. (“CorNova”), which is recorded as a separate component of equity in other accumulated comprehensive loss.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which at June 30, 2008 and 2007 include cash equivalents, investments in available for sale securities, accounts receivable, accounts payable and long-term debt, approximates their carrying values due to their short-term nature or market variable rates of interest.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Work-in-process and finished goods includes labor and overhead, and are stated at the lower of cost (first in, first out) or market.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.  Equipment purchased under capital leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.  Expenditures for repairs and maintenance are charged to expense as incurred.

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

Patent Costs

As of June 30, 2008, there were six active patents issued.  The Company expenses patent costs as incurred.

Goodwill, Intangible Assets and Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which include property and equipment and finite-lived intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary.  Property and equipment and amortizable intangibles are subject to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Non-amortizable intangibles, such as goodwill, are subject to SFAS No. 142, “Goodwill and Other Intangible Assets.”

In assessing the recoverability of goodwill, the Company must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including any significant changes in the manner or use of the assets or negative industry reports or economic conditions.  If those estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if an impairment exists, management continually compares the reporting unit’s carrying value to the reporting unit’s fair value.  The Company  recognizes an  impairment  of a  long-lived  asset if the carrying  value  of the  long-lived  asset  is  not  recoverable  from  its  estimated  future  cash  flows.  We measure an impairment loss as the difference between the carrying amount of the asset and its estimated fair value.  At June 30, 2008 and June 30, 2007, the Company had goodwill of $3,136,000 and $2,062,000, which was allocated to the security products and the semiconductor wafer processing segments, respectively.  Goodwill related to the semiconductor product segment is included in Non-current Assets Held for Sale at June 30, 2007.  Determining the segment’s fair value requires that management make estimates based on market conditions and operational performance.  Absent an event that indicates a specific impairment exist, management has selected August 31st as the date of performing the annual goodwill impairment test.

During the second quarter of fiscal 2008 the Company determined that the long-lived assets of its Semiconductor segment, including goodwill and intangibles, were impaired as carrying value of the long-lived assets of the reporting unit exceeded their estimated fair value.  The Company recorded an impairment  charge of $867,000 to reduce the carrying  amount of goodwill, $595,000 to reduce the carrying value of long-lived assets used in the semiconductor segment and $25,000 to reduce the carrying amount of intangible assets used in our semiconductor segment, which carrying value we deemed to be not recoverable from its undiscounted future cash  flows.  The impairment charge is included in results of discontinued operations.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Company’s review of goodwill during the second and third quarters of the year ended June 30, 2008 and the resulting impairment which was determined and absent a subsequent event that indicates that a specific impairment exists, the Company determined the fair value of goodwill and intangible assets exceeded the carrying amount and, therefore, no additional goodwill impairment existed as of June 30, 2008.  The Company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending September 30, 2009.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables.

The Company grants credit to its customers, primarily large corporations in the medical device and semiconductor industries and the U.S. and other foreign governments.  The Company performs periodic evaluations of customer’s payment history and generally does not require collateral.  Receivables are generally due within thirty days.  Credit losses have historically been minimal, which is consistent with management’s expectations.  Allowances are provided for estimated amounts of accounts receivable which may not be collected.  The Company has no significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements.  The Company places its cash with financial institutions which it believes are of high credit quality.

During the year ended June 30, 2008, the Company had revenues from two customers representing 55% and 15% of the Company’s total revenues for the year ended June 30, 2008.  During the year ended June 30, 2007, the Company had revenues from two customer representing 52% and 15% of total revenues.

At June 30, 2008 two customers accounted for approximately $670,000 of accounts receivable, or 81% of accounts receivable outstanding as of that date.  At June 30, 2007 two customers accounted for approximately $458,000 of accounts receivable, or 90% of accounts receivable outstanding as of that date.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No.123”).  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period.  Pro forma disclosure is no longer an alternative.  In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Prior to July 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees and related interpretations.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method.  Under this transition method, compensation cost recognized in the statement of operations for the fiscal year ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense for options that vested of approximately $582,000 and $574,000, respectively, which would not have been recorded prior to the adoption of SFAS No. 123R.  As of June 30, 2008, the Company has approximately $818,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 2.85 years.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In calculating the estimated fair value of our stock options the Company uses the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant price of the Company’s common stock, which is issuable upon exercise of the option;

•	the expected volatility of the Company’s common stock;

•	the expected dividends on the Company’s common stock (the Company does not anticipate paying dividends in the foreseeable future); and

•	the risk free interest rate for the expected option term.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each option granted during fiscal years 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Option Plans		Stock Purchase Plan
	Years Ended June 30,		Years Ended June 30,
	2008	2007	2008	2007

Dividend yield	0.0%	0.0%	0.0%	0.0%
Range of volatility	55% - 103%	76% - 79%	87% - 97%	78%
Range of risk-free interest rate	1.80% - 4.34%	4.58% - 5.07%	3.34% - 4.95%	5.07% - 5.17%
Range of life of options	2 - 8.5 years	3.5 - 6 years	0.5 years	0.5 years
Forfeiture rate	10.0%	10.0%	0.0%	0.0%

Stock Option Exercise Price and Grant Date Price of Common Stock.  The closing market price of the Company’s common stock on the date of grant.

Expected Term.  The expected term of options granted is calculated using the Company's historical option exercise transactions as outlined in SFAS 123(R) and reflects the period of time that options granted are expected to be outstanding.

Expected Volatility.  The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted.  The Company determines the expected volatility solely based upon the historical volatility of its common stock over a period commensurate with the option’s expected term.  The Company does not believe that the future volatility of its common stock over an option’s expected term is likely to differ significantly from the past.

Expected Dividends.  The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.  Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk-Free Interest Rate.  The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Upon adoption of SFAS 123R, the Company was also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested.  Due to the limited number of unvested options outstanding, the majority of which are held by executives and members of the Company’s Board of Directors, the Company has estimated a 10% forfeiture rate.  The Company will revisit this assumption periodically and as changes in the composition of our option pool dictate.

Changes in the inputs and assumptions as described above can materially affect the measure of estimated fair value of share-based compensation.  The Company anticipates the amount of stock-based compensation will increase in the future as additional options are granted.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed or determinable price and terms, delivery of the product has occurred or the service has been performed in accordance with the terms of the sale, and collectibility of the related receivable is reasonably assured. The Company provides for estimated returns at the time of shipment based on historical data. Shipping costs charged to the customer are include in revenues and are not significant.

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

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At June 30, 2008 and 2007, unbilled accounts receivable represented approximately 19% and 32% of total accounts receivable.  Generally, there are no prerequisites necessary to invoice.

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

The Company funded and customer reimbursed research and development costs were as follows:

	June 30,
	2008	2007
Company funded	$3,097,000	$1,662,000
Customer funded	368,000	1,853,000
Total research and development	$3,465,000	$3,515,000

Advertising Costs

Advertising costs are expensed when incurred within selling, general and administrative expense.  Advertising costs were immaterial for the years ended June 30, 2008 and 2007.

Shipping and Handling

The Company accounts for its shipping and handling cost within its cost of revenues.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.

The Company had the following potential dilutive securities outstanding on June 30, 2008: i) options and warrants to purchase 2,646,538 and 2,369,627 shares, respectively, of the Company’s common stock at weighted average exercise prices of $3.07 and $5.01 per share, respectively and (ii) Series D Preferred Stock convertible into an aggregate of 584,096 shares of the Company’s common stock.  Such potential dilutive securities were not included in the calculation of diluted loss per share in 2008 because the inclusion thereof would be antidilutive.

The Company had the following potential dilutive securities outstanding on June 30, 2007: i) options and warrants to purchase 1,790,738 and 2,593,267 shares, respectively, of the Company’s common stock at weighted average exercise prices of $4.66 and $5.59 per share, respectively and (ii) Series D Preferred Stock convertible into an aggregate of 949,157 shares of the Company’s common stock.  Such potential dilutive securities were not included in the calculation of diluted loss per share in 2007 because the inclusion thereof would be antidilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement.  SFAS No. 157 does not expand the use of fair value measurements.  This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  FASB Staff Position FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company expects to adopt SFAS No. 157 as of July 1, 2008 for financial assets and liabilities only and does not expect it to have a material effect on the Company’s financial statements.  In addition, the Company does not believe that the adoption of SFAS No. 157 to non-financial assets and liabilities will have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company expects to adopt SFAS No. 159 on July 1, 2008, and does not expect it to have a material affect on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  SFAS No. 160 clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 160 on July 1, 2009, and does not expect it to have a material affect on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired.  Some of the key changes under

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of SFAS No. 141(R) is prohibited.  The Company expects to adopt SFAS No. 141(R) on July 1, 2009.  The Company believes the adoption of SFAS N0. 141(R) could have a material impact on how the Company will identify, negotiate, and value future acquisitions and a material impact on how an acquisition will affect the Company’s consolidated financial statements.

3.	Restricted Cash

As of June 30, 2008 and 2007, the Company had restricted cash of $514,000 and $25,000, respectively.  As of June 30, 2008, restricted cash consisted of $439,000 held in a money market account which collateralized the Company’s performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for security product which is expected to be shipped in the first quarter of fiscal 2009.  At June 30, 2008 and 2007, restricted funds also included $75,000 and $25,000, respectively, deposited in certificates of deposit, which collateralize two (2) credit cards issued by the Company’s primary lender.

4.	Inventories

Inventories consist of the following:

	June 30,
	2008	2007
Raw materials	$400,000	$391,000
Work in progress	23,000	30,000
Finished goods	302,000	262,000
Total inventories	$725,000	$683,000

5.	Property and Equipment

Property and equipment consist of the following:

	June 30,
	2008	2007
Machinery and equipment	$517,000	$514,000
Computers and software	871,000	742,000
Furniture and fixtures	164,000	164,000
Leasehold improvements	369,000	369,000
Equipment under capital lease	93,000	43,000
	2,014,000	1,832,000
Less: accumulated depreciation and amortization	1,571,000	1,302,000
Total property and equipment	$443,000	$530,000

Depreciation expense for the fiscal years ended June 30, 2008 and 2007 was approximately $269,000 and $166,000, respectively.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Goodwill, Other Intangibles and Long-Lived Assets

At June 30, 2008 and 2007, the Company had goodwill of $3,136,000 and $0, respectively.  SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance.  The Company may employ the work of independent appraisers in making its determination.  The Company makes its annual assessment as of August 31st  of each year to determine if its goodwill is impaired or whenever events indicate that there may be an impairment.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long lived assets and/or asset groups shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable due to certain events or changes in circumstances.  When management measured the semiconductor processing reporting unit, it concluded that an impairment existed at June 30, 2007 and recorded an adjustment of $3,829,000.  This impairment charge was allocated to the fixed assets, intangible assets and goodwill in the approximate amounts of $1,723,000, $77,000 and $2,029,000, respectively.  The impairment charge is included in the loss from discontinued operations for the year ended June 30, 2007.  During fiscal 2008, the Company completed an appraisal of goodwill and long-lived assets of its Semiconductor Segment and determined that an impairment existed and recorded an adjustment of $1,487,000.  The impairment charge was allocated to fixed assets, intangible assets and goodwill in the amounts of $595,000, $25,000 and $867,000, respectively, and is included in the loss from discontinued operations for the year ended June 30, 2008.

Changes in the carrying value of goodwill for the years ended June 30, 2008 and 2007 by reportable segment are as follows:

	Security Products	Semiconductor Services
Balance as of July 1, 2006	$-	$4,091,000
Impairment	-	(2,029,000)
Balance as of June 30, 2007	-	2,062,000
Ion Metrics acquisition	3,136,000	-
Impairment	-	(867,000)
Balance as of June 30, 2008	$3,136,000	$1,195,000

The Semiconductor Services goodwill is included in our balance sheet in current assets held for sale as of June 30, 2008 and 2007.

The following table summarizes the Company’s intangible assets as of June 30, 2008 and 2007:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2007	Additions/ reductions	June 30, 2008	June 30, 2007	Additions/ reductions	June 30, 2008	June 30, 2008

Customer Relationship	$-	$69,000	$69,000	$-	$15,000	$15,000	$54,000

Estimated amortization expense of intangible assets with finite lives for the years ended June 30, 2008 is $15,000.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s intangible assets of its discontinued operations which are included in Non-current Assets Held for Sale as of June 30, 2008 and 2007:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2007	Additions/ reductions	June 30, 2008	June 30, 2007	Additions/ reductions	June 30, 2008	June 30, 2008

Customer Relationship	$161,000	$(16,000)	$145,000	$113,000	$13,000	$126,000	$19,000
Technology	97,000	(9,000)	88,000	68,000	8,000	76,000	12,000
Total	$258,000	$(25,000)	$233,000	$181,000	$21,000	$202,000	$31,000

7.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2008	2007
Accrued compensation and benefits	$807,000	$252,000
Accrued taxes	289,000	$478,000
Accrued legal and accounting	259,000	192,000
Accrued interest	46,000	105,000
Accrued warranty costs	104,000	47,000
Rapiscan settlement accrual	-	200,000
Other accrued liabilities	557,000	489,000
	$2,062,000	$1,763,000

8.	Income Taxes

The Company adopted the provisions of Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” on April 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of June 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  No interest and penalties have been recognized by the Company to date.

Tax years 2005 through 2008 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between the Company’s effective tax rate and the United States statutory rate is as follows:

	For The Years Ended June 30,
	2008	2007
Expected federal tax rate	-34.0%	-34.0%
State income taxes, net of federal tax benefit	-5.3%	-1.0%
Non-deductible expenses	2.9%	14.8%
Credits and other, net	-0.6%	-0.3%
Change in valuation allowance	37.1%	20.5%
Effective tax rate	0.0%	0.0%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse.  A valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon the analysis by the Company of all available evidence, that the tax benefit of the deferred tax asset will not be realized.

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of June 30, 2008 and 2007 consisted of the following:

	June 30,
	2008	2007
Deferred Tax Assets:
Net operating loss and tax credit carryforwards	$9,681,000	$8,090,000
Accrued expenses deductible when paid	801,000	453,000
Stock-based compensation	214,000	57,000
Financial statement over tax amortization	45,000	28,000
Net deferred tax assets - discontinued operations	1,780,000	734,000
Deferred tax assets	12,521,000	9,362,000

Deferred Tax Liabilities:
Tax over financial statement depreciation	178,000	1,037,000
Investments in affiliates	(2,000)	11,000
Net deferred tax liabilities - discontinued operations	57,000	44,000
Deferred tax liabilities	233,000	1,092,000
	12,288,000	8,270,000
Valuation allowance	(12,288,000)	(8,270,000)
Net deferred tax asset	$-	$-

A valuation allowance has been established for the Company’s tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.  Included in the valuation allowance is approximately $1,439,000 related to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction in income tax.

As of June 30, 2008, the Company has the following unused net operating loss and tax credit carry forwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

	Net Operating Losses	Investment, AMT & Research Credits	Expiration Dates
Federal	$25,770,000	$489,000	2021 to 2029
State	$30,039,000	$362,000	2009 to 2024

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net operating loss carry forwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

9.	Commitments and Contingencies

Capital and Operating Leases

The Company leases manufacturing, research and office space in Wakefield, MA, the lease of which expires on December 31, 2008.  Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility.  The Company leases two facilities in Sunnyvale, CA.  The leases expire in December 2009 and September 2010, respectively.  The Company has an option to extend each lease for five additional years.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, the Company executed a sublease agreement for one of its California facilities.  As a result of the Ion Metrics acquisition, the company assumed the obligation of a lease for research and office space in San Diego, CA, which lease expires on January 31, 2009.  In addition, in March 2008, the Company entered into a six month lease for office space in Beijing, China, to support the sales activities in the region.  Total rent expense, including assessments for maintenance and real estate taxes for the fiscal years ended June 30, 2008 and June 30, 2007, for both continuing and discontinued operations was $1,372,000 and $1,356,000, respectively.

In conjunction with the acquisition of Accurel, in March 2005, the Company recorded a lease liability of $829,000.  This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, had the lease been negotiated under current market conditions.  Subsequently, as a result of the sale of Accurel, the Company has recorded an additional liability of $487,000 representing that portion of the lease in excess of the sublease arrangement with Evans.  The balance of the lease liability on June 30, 2008 is $763,000 of which $317,000 is current.

In April 2007, in conjunction with the Company’s plans to conduct research, development and minor manufacturing work in New Mexico, the Company executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which the Company elected in February 2008.  As a result of the early termination, the Company is responsible for reimbursing the landlord for certain leasehold improvements over a 24 month period.  As of June 30, 2008, the balance due is approximately $35,000 and is included in Accrued Expenses.

Future minimum rental payments required under capital and operating leases for both continuing and discontinued operations, with non-cancelable terms in excess of one year at June 30, 2008, together with the present value of net minimum lease payments, are as follows:

Year ending June 30:	Capital Lease Payments	Operating Lease Payments (1)	Sublease Payments (1)
2009	$54,000	$1,273,000	$277,000
2010	46,000	578,000	260,000
2011	34,000	85,000	65,000
2012	31,000	-	-
2013 and thereafter	63,000	-	-
	228,000	$1,936,000	$602,000
Less: amounts representing interest	(83,000)
Present value of future minimum lease payments	145,000
Less: current portion	(32,000)
Capital lease obligation, net of current portion	$113,000

(1) Adjusted for sublease payments on the former Accurel facility.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Agreements

The Company is obligated under two license agreements, assumed in connection with the acquisition of Ion Metrics, whereby the Company has been granted rights to use certain intellectual property for safety, security and drug applications, which the Company intends to incorporate into future security product offerings.  Future minimum royalty payments due under the license agreements are as follows:
Year ending June 30:
2009	$50,000
2010	116,000
2011	203,000
2012	331,000
2013 and thereafter	1,780,000
$2,480,000

10.	Financial Information by Segment

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Financial Information” (“SFAS No..131”),  defines operating segments as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker or decision making group, in determining how to allocate resources and in accessing performance.  The Company’s chief operating decision making group is composed of the chief executive officer and members of senior management.  Based on qualitative and quantitative criteria established by SFAS No. 131, the Company has determined that it operates within one reportable segment, which is the Security Products Segment.

During the fiscal year ended June 30, 2008, foreign sales represented 78% of total revenue with one customer from China representing 55% of the Company’s annual revenue.  For the fiscal year ended June 30, 2007, foreign sales represented 39% of total revenue with one customer from China representing 15% of the Company’s annual revenue.

11.	Research and Development Arrangements

The Company is the recipient of several grants under the U.S. Government’s Small Business Innovative Research (SBIR) Program.  The contracts with the Department of Defense and the Department of Homeland Security are both firm-fixed price and cost-plus type programs with contract terms varying from six to twenty-four months.  Revenues under such arrangements amounted to approximately $598,000 and $2,423,000 for the years ended June 30, 2008 and June 30, 2007, respectively.  Revenues recognized under these contracts are included in the security products segments.  Unbilled accounts receivable relating to such arrangements was approximately $120,000 and $162,000 at June 30, 2008 and June 30, 2007, respectively.

12.	Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” specifies the nature of information that is required to be disclosed in financial statements regarding related party transactions.  The former chairman of Ion Metrics, Inc., (“Ion Metrics”) which entity was acquired by the Company on April 10, 2008, serves as a Managing Director of a merger and acquisition and management advisory company, which has been engaged by the Company to market the Company’s wholly-owned subsidiary, Core Systems.  In connection with the acquisition of Ion Metrics, the Company entered into a Board Observer Rights Agreement, effective as of April 10, 2008, providing for, among other things, the right of one representative of the Ion Metrics Shareholders to attend the Company’s board of directors’ meetings as an observer, which role has been represented by the former chairman of Ion Metrics.  On October 13, 2008, the Ion Metrics Shareholders agreed to terminate the Board Observers Rights Agreement.  Further, the Company has entered into a Fixed Asset Lease Agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

On July 31, 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Med-Tec Iowa, Inc (“Med-Tec”) its former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under the January 26, 2000 Distribution Agreement (the “Distribution Agreement”).  The purchase price of $1,250,000 which was payable in varying amounts over twenty-eight months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and is being amortized over its estimated useful life of 29 months.  The outstanding and past due principal balance as of June 30, 2008 and 2007 was approximately $80,000, and $143,000 respectively.

Revolving Credit Facility and Term Note

On June 1, 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley based Bridge Bank, N.A. (the “Bank”).  The revolving credit facility provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable, bears interest at the prime rate plus one-half percent (1/2%) which is subject to a one-half percent (1/2%) increase should minimum cash balances not be maintained.  The revolving credit facility is collateralized by certain assets of the Company and is subject to certain covenants.

On January 3, 2007, the Company executed an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) which amended and restated the terms of a Business Financing Agreement originally dated as of June 1, 2005 with the Bank increasing the revolving credit facility from $1,500,000 to $5,000,000.  This revolving credit facility (the “line of credit”) has a two year term, provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable and up to the lesser of $1,000,000 or forty percent (40%) of eligible inventory, bears interest at the prime rate, plus one-half percent (1/2%) per annum, and is collateralized by all assets of the Company.  In addition, the expiration date of the facility was extended to December 21, 2008.

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

Pursuant to the Loan Agreement, the Company issued to the Bank a seven-year warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share.  The warrants were valued using the Black Scholes model and the following assumptions: volatility of 78%, an expected life 7 years, and a risk free interest rate of 4.54%.  Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note and warrants have been recorded at their relative fair value.  The Company will accrete the value of the warrants, $28,000, to the term note over the life of the note.   As of June 30, 2008, approximately $21,000 has been amortized.

On June 27, 2008, the Company entered into an Amendment to Amended and Restated Loan and Security Agreement with the Bank, which amended and restated the terms of the revolving credit facility and whereby the Bank waived certain Existing Events of Default and certain Anticipated Events of Default arising from the Company’s failure and anticipated failure to comply with the required minimum current ratio and minimum tangible net worth financial covenants and the failure to comply with planned revenue and annual forecast for the quarter ended March 31, 2008 and June 30, 2008, respectively.  The Company was in violation of the required minimum current ratio and minimum tangible net worth covenants associated with this facility at June 30, 2008, which noncompliance was also waived by the bank.  On October 10, 2008, we received a notice of default with respect of violation of depository accounts, financial reporting and failure to complete sale of an asset  We did not receive a waiver for the these defaults.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As amended, the revolving credit facility provides for advances of up to eighty percent (80%) of the Company’s eligible accounts receivable and up to the lesser of $500,000 or forty percent (40%) of eligible inventory, bears interest at the prime rate, plus one and one-half percent (1.5%) per annum on advances and at the prime rate, plus two percent (2.0%) on borrowings under term loans and is collateralized by all assets of the Company.

Further, the bank consented to the following transaction, contemplated by the Company: i) The sale of certain assets of the Company’s medical business, ii) The sale of certain assets of the Company’s brachytherapy business, and iii) the sale of the Company’s semiconductor business, subject to minimum proceeds of $3,000,000.

Pursuant to the amended Loan Agreement, the company was required to pay a $10,000 default fee and reimburse the bank for legal expenses of approximately $2,000 incurred in connection with the amendment.  Further, the Company issued a seven-year warrant to purchase up to 43,860 shares of the Company’s common stock at a price equal to $1.14 per share.  The warrants were valued using the Black Scholes model and the following assumptions: volatility of 85%, an expected life 7 years, and a risk free interest rate of 3.46%.  Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note and warrants have been recorded at their relative fair value.  The Company recorded the value of the warrants, $29,000, as interest expense in the year ended June 30, 2008.

The Company entered into a Loan and Security Modification Agreement with the Bank on August 29, 2008, which agreement amended and restated the terms of the revolving credit facility.  As amended, the credit facility was reduced to $1,500,000, from $5,000,000 and provides for advances of up to eighty percent (80%) of the Company’s eligible domestic accounts receivable and the lesser of $500,000 or fifty percent (50%) of the Company’s eligible foreign accounts receivable, bears interest at the prime rate, plus two and one-quarter percent  (2-1/4%) per annum, and is collateralized by all assets of the Company.

As of June 30, 2008 and 2007, the Company’s obligation for borrowed funds under the revolving credit facility amounted to $477,000 and $0, respectively.  As of June 30, 2008 and 2007, the term note had a balance of $385,000 and $1,299,000, respectively.

Laurus Short-Term Note

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

14.	Redeemable Convertible Preferred Stock

On July 6, 2005, the Company executed a $3,000.000 secured term note payable to Laurus Master Fund, Ltd. (“Laurus”).  The Company received $2,833,000, comprising $3,000,000 in gross proceeds, less a management fee of $135,000 and related transaction costs of approximately $32,000.  The term note which was collateralized by substantially all of the Company’s assets, had a four month term and bore interest at a rate equal to the prime rate plus one percent (1%). In connection with the financing, on September 30, 2005, the Company issued Laurus a warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share. The warrants were valued using the Black Scholes model and the following assumptions: volatility of 67%, expected life of 5 years and a risk free interest rate of 3.77%. Net proceeds from the financing were used for increasing the capacity of the Quantum Sniffer™ production line, increasing unit inventories and the repayment of certain indebtedness due and owed by the Company to the former shareholders of Accurel in connection with the acquisition of this wholly-owned subsidiary.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2005, the Company issued 500,000 shares of Series D Redeemable Convertible Preferred Stock (“Series D”) having a stated value of $10 per share, pursuant to a Securities Purchase Agreement with Laurus.  The Company received net cash proceeds of $1,883,000, consisting of $5,000,000 in gross proceeds, less the repayment of $3,000,000 of principal related to the July 6, 2005 note and further reduced by a management and placement agent fee of approximately $90,000, and related transaction costs of approximately $27,000.  The Series D has a dividend equal to the prime rate plus one percent (1%) (6.00% at June 30, 2008) and provides for redemption over a thirty-six month period pursuant to an amortization schedule. In conjunction with the Series D, the Company also issued to Laurus a warrant to purchase up to 50,000 shares of the Company’s common stock at a price equal to $10.20 per share. The Company applied the Black Scholes model to determine the fair value of the warrants, which included the use of the following assumptions: volatility of 80%, an expected life 5 years, and a risk free interest rate of 4.12%.

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

On September 30, 2008, the Company amended the Securities Purchase Agreement, dated as of September 30, 2005, by and between the Company and Laurus Master Fund, Ltd. (“Laurus”).  As amended, the Series D Redeemable Convertible Preferred Stock (“Series D”) will have a Mandatory Redemption Date of October 24, 2008, at which time the Company is required to redeem the shares of Series D Preferred Stock, including unpaid dividends.  In consideration for extending the Mandatory Redemption Date, the Company agreed to pay an amount equal to no less than $250,000, which payment shall be applied first to accrued and unpaid dividends on the Series D Preferred Stock and then to any outstanding principal balance.

The following table reflects the redemption of the Series D Preferred Stock, before the effect of the accrued dividends:

Year Ending June 30:	Preferred Stock Redemption
2009	$2,424,000
$2,424,000

The following conditions must be met in order for the Company to be permitted to pay in common stock: (i) the shares must be issued pursuant to an effective registration statement, (ii) the average closing market price of the common stock for the five trading days immediately preceding a payment date must exceed the fixed conversion price by 110% and no one day’s closing price may be less than the fixed conversion price, and (iii) the conversion dollar value may not exceed the aggregate of the prior 22 trading days’ dollar volume. The dividend rate is subject to a 2% decrease for every 25% the average trading price for the five trading days prior to a repayment date exceeds the fixed conversion price, to a minimum of 0%. In addition, upon notifying the holder, the Company has the option of redeeming any outstanding shares of Series D with cash by paying 130% of the stated value plus accrued interest.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The conversion feature aggregated to $1,397,000 on September 30, 2005 based on the Black- Scholes valuation model and the following assumptions: volatility 80%, expected life 1.5 years, and a risk free interest rate of 3.96%.  The conversion feature is marked to market at each reporting period with changes flowing through the statement of operations.  As of June 30, 2008 and 2007, the fair value of this conversion feature approximated $0 and $133,000, respectively.  The expected life of the conversion feature at June 30, 2008, was estimated to be 0.13 years.  The value of the embedded derivates related to the adjustable dividend rate and the potential default provisions were determined to be immaterial at June 30, 2008.

The Company valued the Series D at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including the warrants, the embedded derivative instruments and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D preferred stock, the amount allocated to warrants of $672,000, the value attributed to the embedded derivatives of $1,397,000 and $271,000 of issuance costs (including $154,000 of unamortized costs of the July 6, 2005 term note).  The Company is accreting these discounts on the carrying value of the preferred stock to its redemption value at September 29, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  For the years ended June 30, 2008 and 2007, $795,000 and $1,351,000, respectively, was amortized.  As of June 30, 2008 and 2007, the outstanding balance on the Series D was $2,424,000 and $3,939,000, respectively.

The amendment of the Series D, as described above, was accounted for as an extinguishment of debt in accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments.”  The Company determined a substantial difference in the net present value of the

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flows under the terms of the amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the original Series D agreement.  Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the amendment, and as such, it was necessary to reflect the Series D at its fair market value and record a loss on extinguishment of debt of approximately $1,294,000 and is included in Other Expenses for the year ended June 30, 2006.

15.	Stockholders’ Equity

Common Stock Options and Warrants

In December 2006, in conjunction with a short term note, the Company issued warrants to purchase 458,000 shares of common stock at an exercise price of $2.50 per share. The warrants are exercisable between December 29, 2006 and December 29, 2011. The Company recorded the relative fair value of these warrants of approximately $450,000 as interest expense in the accompanying statement of operations during the year ended June 30, 2007.

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

In June 2008, in conjunction with a modification to a loan agreement, the Company issued warrants to purchase 43,860 shares of common stock at an exercise price of $1.14 per share. The warrants are exercisable between June 27, 2007 and June 27, 2014. The Company recorded the relative fair value of these warrants of approximately $29,000 as interest expense in the accompanying statement of operations during the year ended June 30, 2008.

The Company estimated the fair value of the warrants issued during fiscal 2008 and 2007 using the Black-Scholes option-pricing model.  The Company estimated the fair value of the warrants using the following input assumptions:

	Years Ended June 30,
	2008	2007

Dividend yield	0.0%	0.0%
Weighted-average volatility	85.3%	77.0%
Weighted-average risk-free interest rate	3.50%	4.6%
Weighted-average life of options	7 years	4 years

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2008:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Intrinsic Value per Share
$ 1.14 - $2.82	975,799	$2.26	$(1.34)
$3.40 - $6.88	622,402	4.13	(5.11)
$8.25 - $12.45	771,426	9.21	(8.64)
	2,369,627	5.01	(4.71)

The following table presents the warrant activity for the years ended June 30, 2008 and 2007:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding as of July 1	2,593,267	$5.59	1,756,003	$7.64
Issued	43,860	1.14	931,939	3.31
Exercised	-	-	-	-
Expired	(267,500)	9.90	(94,675)	12.00
Warrants outstanding as of June 30	2,369,627	$5.01	2,593,267	$5.60
Warrants exercisable as of June 30	2,369,627	$5.01	2,485,677	$5.59
Weighted-average fair value of warrants granted during the year		$0.65		$1.27

Employee Stock Purchase Plan

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Plan”). The Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the Plan is 141,000. As of June 30, 2008, a total of 10,669 shares are available for issuance under the Plan.

In December 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 Plan”). The 2006 Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of June 30, 2008, a total of 411,690 shares are available for issuance under the 2006 Plan.

Treasury Stock and Other Transactions

In June 2004, the Board authorized the Company to repurchase up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of June 30, 2008 and 2007, 10,545 shares were held in treasury at cost.  As of June 30, 2008 and 2007, the maximum number of shares authorized to be repurchased were 289,455.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Stock Based Compensation

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

In December 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. A total of 500,000 options were originally reserved for issuance under the 2000 Plan. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for greater than 10% beneficial owners of the Company stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. At the December 2005 annual meeting the shareholders voted to increase the shares available for issuance under the 2004 Plan by 500,000 to 1,000,000 shares. Options may be exercised by the Holder delivering to the Company cash in an amount equal to such aggregate exercise price, or with the consent of the Committee, shares of Company Common Stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the Company in a principal amount equal to such aggregate exercise price or other acceptable consideration including a cashless exercise/resale procedure or any combination of the foregoing. In December 2005, the stockholders of the Company approved an increase in the 2004 Incentive and Non-Qualified Stock Option Plan from 500,000 shares to 1,000,000 shares.  In December 2007, the stockholders of the Company approved an increase in the 2004 Incentive and Non-Qualified Stock Option Plan from 1,000,000 shares to 2,000,000 shares.

As of June 30, 2008, a total of 137,003, 120,302, and 537,500 shares are available for issuance under the 1998, 2000 and 2004 Plans, respectively.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity of the 1998, 2000 and 2004 Stock Option Plans for the year ended June 30, 2008:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of July 1, 2007	1,790,738	$4.66
Granted	1,353,000	1.29
Exercised	-	-
Cancelled	(497,200)	3.96
Options outstanding as of June 30, 2008	2,646,538	$3.07	5.60	$(5,677,000)
Options exercisable as of June 30, 2008	1,317,248	$4.59	5.70	$(4,830,000)
Options vested or expected to vest as of June 30, 2008	2,513,609	$3.15	5.60	$(5,592,000)

The following table sets forth information regarding outstanding options at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.80 - $2.89	1,632,988	5.8	$1.50	357,488	$1.71
$3.07 - $4.50	598,550	5.2	3.92	557,960	3.94
$6.30 - $7.56	240,000	4.3	6.68	226,800	6.69
$9.15 - $10.90	175,000	6.2	9.80	175,000	9.80
	2,646,538	5.6	3.07	1,317,248	4.59

As of June 30, 2008 there was $818,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This expense is expected to be recognized as follows:

Years Ending June 30:
2009	$471,000
2010	262,000
2011	85,000
$818,000

As of June 30, 2008, the unrecognized compensation expense related to stock option awards is expected to be recognized as expense over a weighted-average period of 2.85 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2008 of $0.92 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2008.  Total intrinsic value of stock options exercised under the Plan for the years ended June 30, 2008 and 2007 was $0 and $28,000, respectively.  The total fair value of stock options that vested during the years ended June 30, 2008 and 2007 were $1,214,000 and $1,281,000, respectively.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Acquisition

 On April 10, 2008 (the “Closing Date”), the Company entered into a definitive agreement (the “Merger Agreement”) to acquire all of the capital stock of Ion Metrics, Inc, a California corporation (“Ion Metrics”).  The transaction is being structured as a reorganization of Ion Metrics with and into a newly formed, wholly-owned subsidiary of the Company (the “Transaction”).  The operating results of Ion Metrics have been included in the Company’s statement of operations commencing on April 10, 2008.

The aggregate purchase price of Ion Metrics, excluding assumed liabilities, was $2,745,000.  As part of the Transaction, the Company will issue to the former stockholders of Ion Metrics (the “IMI Stockholders”) consideration consisting of 2,000,000 shares of the Company’s common stock, par value $0.10 per share (“Common Stock”).  The fair value of the Company's common stock was determined based on the average market price of the Company's common stock over a period of time before April 10, 2008, the date fair value is to be determined, pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”  As of June 30, 2008, the Company had not issued the 2,000,000 shares of the Company’s common stock, which obligation amounting to $2,464,000 is included in the Payable Due to Ion Metrics, Inc Shareholders.  In August 2008, the Company issued the 2,000,000 shares of common stock to the IMI Stockholders.  The Company entered into an agreement with Ferran Scientific (the “FS Agreement”) whereby the Company assumed certain Ion Metrics obligations and rights.  In consideration for the assignment of these obligations and rights, the Company agreed to a $50,000 fee payable to the Ion Metrics shareholders for these assignments.  The FS Agreement also included modifications to these assumed obligations including the deferral of payment obligations for a period up to 12 months from the Closing Date.

The IMI Stockholders have agreed not to sell any of their shares of Common Stock for a period of eighteen (18) months from the Closing Date (the “Lock-up Period”); provided however for the period from six (6) to eighteen (18) months from the Closing Date, each holder may sell, in any three (3) month period, the greater of (a) one percent (1%) of the outstanding shares of the same class being sold or (b) if the class is listed on a stock exchange or quoted on the American Stock Exchange, the greater of (i) one percent (1%) of the outstanding shares of such class or (ii) the average reported weekly trading volume during the four weeks preceding the sale.

In connection with the Transaction, the Company entered into an escrow agreement (the “Escrow Agreement”) with Ion Metrics and ComputerShare Trust Company.  The Company will deposit 400,000 shares of common stock, representing 20% of the purchase price, into an escrow account.  Any valid claims for indemnification made by the Company pursuant to section 9.3 of the Merger Agreement shall be paid from these shares.  The Escrow Agreement provides, subject to any claims of indemnifications, for a release of the shares on April 10, 2009.

The Transaction also included board observer rights which permit a designee of the IMI Stockholders to attend Company board meetings.  This right expires upon the termination of the Lock-Up Period.

The following table summarizes the purchase price:

Cash	$91,000
Direct costs	140,000
Payable to Ion Metrics Shareholders	2,514,000
$2,745,000

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$7,000
Other receivables	3,000
Prepaid expenses	11,000
Property, plant and equipment	83,000
Goodwill	3,136,000
Customer relationships	69,000
Accounts payable	(241,000)
Accrued interest	(20,000)
Accrued payroll	(4,000)
Accrued liabilities other	(10,000)
Notes payable	(181,000)
Current maturities of obligations under capitalized lease	(11,000)
Long-term obligations under capital lease, net of current maturities	(97,000)
$2,745,000

The allocation of purchase price is the responsibility of management.  The Company considered a number of factors, including professional appraisals, for the valuation of equipment acquired, in making its purchase price allocation determination.  The acquisition of Ion Metrics resulted in goodwill of $3,136,000 and the identification of $69,000 of intangible assets with finite lives.  The intangible assets are being amortized over a period of twelve months, the estimated useful lives of the assets, from the date of acquisition, April 10, 2008.  Amortization expense for the year ended June 30, 2008 to the intangible assets was $15,000.

The acquisition of Ion Metrics is accounted for as a purchase under SFAS No. 141, “Business Combinations.”  Accordingly, the operating results of Ion Metrics are included in the accompanying consolidated financial statements since the acquisition date as part of the Company's Security segment.

18.	Discontinued Operations

Accurel Systems International, Inc.

On May 1, 2007, the Company completed the sale of the assets of its Accurel subsidiary to Evans (“Asset Sale”).  The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement.  As consideration for the Asset Sale, the Company received cash proceeds of approximately $12,705,000 of which $1,000,000 was placed in escrow. At June 30, 2007, the Company determined that the proceeds, less the related transaction costs of approximately $1,794,000 in cash fees and expenses, taxes of $197,000, and $390,000 in a non-cash charge for three year warrants issued, were less than the book value of the net assets transferred of $11,570,000 and therefore a loss on the sale of Accurel of $1,246,000 was recorded in the fourth quarter of fiscal 2007 as a component of the loss from discontinued operations.

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated balance sheets and statements of operations present the results of Accurel as discontinued operations.  The Company’s Board of Directors approved a plan to sell Accurel in March 2007.  The Company executed the Accurel Purchase Agreement and completed the sale on May 1, 2007.  The Company has (i) eliminated Accurel’s financial results from its ongoing operations, (ii) determined that Accurel, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Accurel financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Accurel or cash flows from Accurel after the sale.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed results of operations relating to Accurel for the years ended June 30, 2008 and 2007 are as follows:

	Years Ended June 30,
	2008	2007

Revenues	$-	$7,561,000
Gross margin	-	2,238,000
Operating income	-	625,000
Loss on sale of Accurel	-	(1,246,000)
Loss from discontinued operations	-	(764,000)

Core Systems, Inc.

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated balance sheets and statements of operations present the results of Core as discontinued operations.  As noted above, the Company’s Board of Directors approved a plan to sell Core in February 2008.  The Company has (i) eliminated Core’s financial results from its ongoing operations, (ii) determined that Core, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Core financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Core or cash flows from Core after the sale.  Accordingly, the assets and liabilities of Core are classified as held for sale as of June 30, 2008 and 2007.

Condensed results of operations relating to Core for the years ended June 30, 2008 and 2007 are as follows:

	Years Ended June 30,
	2008	2007

Revenues	$6,332,000	$6,874,000
Gross margin	561,000	468,000
Operating loss	(2,180,000)	(4,808,000)
Loss from discontinued operations	(2,181,000)	(4,809,000)

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of Core as of June 30, 2008 and 2007 are as follows:
	June 30,
	2008	2007
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$1,178,000	$1,005,000
Inventories	251,000	228,000
Prepaid expenses and other current assets	-	44,000
Total current assets of discontinued operations	1,429,000	1,277,000
Non-current assets of discontinued operations:
Property and equipment, net	833,000	1,709,000
Goodwill	1,195,000	2,062,000
Other assets	25,000	75,000
Intangible assets, net	32,000	77,000
Total non-current assets of discontinued operations	2,085,000	3,923,000
Total assets of discontinued operations	$3,514,000	$5,200,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Current portion of long term debt and capital leases	$5,000	$3,000
Accounts payable	517,000	381,000
Accrued expenses	316,000	402,000
Deferred revenue	10,000	10,000
Total current liabilities of discontinued operations	848,000	796,000
Non-current liabilities of discontinued operations:
Long-term debt and obligations under capital lease, net of current maturities	1,000	4,000
Total liabilities of discontinued operations	$849,000	$800,000

Medical Business Unit

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated balance sheets and statements of operations present the results of the Medical Business Unit as discontinued operations.

Condensed results of operations relating to the Medical Business Unit for the years ended June 30, 2008 and 2007 are as follows:

	Years Ended June 30,
	2008	2007

Revenues	$681,000	$3,977,000
Gross margin	(709,000)	260,000
Operating loss	(849,000)	(381,000)
Loss from discontinued operations	(840,000)	(382,000)

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the Medical Business Unit as of June 30, 2008 and 2007 are as follows:

	June 30,
	2008	2007
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$149,000	$540,000
Inventories	305,000	254,000
Total current assets of discontinued operations	454,000	794,000
Non-current assets of discontinued operations:
Property and equipment, net	560,000	683,000
Total non-current assets of discontinued operations	560,000	683,000
Total assets of discontinued operations	$1,014,000	$1,477,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$100,000	$182,000
Accrued expenses	131,000	133,000
Total liabilities of discontinued operations	$231,000	$315,000

19.	Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to (recoveries of) costs and expenses	Write-off	Balance at end of period
Year ended June 30, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$20,000	$(11,000)	$-	$9,000
Excess and obsolescence reserve	290,000	(9,000)	-	281,000
Total	$310,000	$(20,000)	$-	$290,000
Deducted from liability accounts:
Warranty reserve	$47,000	$58,000	$(1,000)	$104,000
Total	$47,000	$58,000	$(1,000)	$104,000

Year ended June 30, 2007:
Deducted from assets accounts:
Allowance for doubtful accounts	$10,000	$10,000	$-	$20,000
Excess and obsolescence reserve	155,000	135,000	-	290,000
Total	$165,000	$145,000	$-	$310,000
Deducted from liability accounts:
Warranty reserve	$54,000	$103,000	$(110,000)	$47,000
Total	$54,000	$103,000	$(110,000)	$47,000

20.	Benefit Plans and Employment Agreements of Executive Officers

The Company has a defined contribution plan, the Implant Sciences Corporation 401(k) Profit Sharing Plan, established under Section 401(k) of the Internal Revenue Code.   All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 90 days of employment.  The Company’s contributions are discretionary.   The Company made no matching contributions during either fiscal 2008 or 2007.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 27, 2007, the Company entered into a Transition Agreement with Dr. Anthony J. Armini, the Company’s former President and Chief Executive Officer, with a term of 24 months.  Under this Transition Agreement Dr. Armini resigned from his positions and assumed the position of Scientific Advisor.  Dr. Armini remained the Chairman of the Board of Directors until the December 2007 annual meeting of shareholders, at which time he left the Board.  During the transition period, the Company will compensate Dr. Armini at the annual rate of $250,000.  At June 30, 2008, the Company recorded a $339,000 charge in selling, general and administrative expenses representing the unpaid portion of wages, taxes and health and life insurance benefits owed to Dr. Armini under the terms of the Transition Agreement.  In addition, Dr. Armini may participate in the Company’s medical and dental insurance programs.  The Company may terminate this Transition Agreement only for cause and Dr. Armini may terminate the Transition Agreement for any reason, with each party giving the other written notice.  In conjunction with this agreement, Dr. Armini has been issued a stock option for 200,000 shares of common stock at an exercise price of $2.09 per share, of which 25,000 shares vested immediately, and the remaining 175,000 shares vest at a rate of 25,000 per quarter over the term of the Transition Agreement.  These options were valued using the Black Scholes method and the following assumptions:  volatility 55%, risk free interest rate of 4.01% and expected life of 1.75 years.

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

On March 18, 2008, the Company entered into an employment agreement with Ms. Diane Ryan, the Company’s then Chief Financial Officer, having an initial term of three years, an annual base salary of $155,000, and an annual incentive bonus program.  In conjunction with this agreement, Ms. Ryan has been issued an option for 50,000 shares of common stock at an exercise price of $1.10 per share, of which 16,667 vested immediately, and the remaining 33,333 vest over 24 months.  These options were valued using the Black Scholes method and the following assumptions:  volatility 80%, risk free interest rate of 3.21% and expected term of 8.5 years.  In addition, Ms. Ryan may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position.  The Company may terminate her employment for any material breach of her employment agreement at any time.  In the event the Company terminates Ms. Ryan’s employment without cause, the Company will pay her 12 months salary on a regular payroll basis.  Under her employment agreement, Ms. Ryan is subject to restrictive covenants, including confidentiality provisions and a one year non-compete and non-solicitation provision.

On July 31, 2008, the Company entered into an employment agreement with Mr. Glenn Bolduc, the Company’s Chief Financial Officer, having an initial term of three years, an annual base salary of $200,000, an annual cash incentive bonus program and long-term incentives in the form of incentive stock options to purchase shares of the Company’s common stock.  Mr. Bolduc joined the Company on July 7, 2008.  In conjunction with this agreement, Mr. Bolduc has been issued an option for 140,000 shares of common stock at an exercise price of $0.91 per share, which vests annually in equal installments of 46,666, commencing on the first anniversary date.  These options were valued using the Black Scholes method and the following assumptions:  volatility 90.2%, risk free interest rate of 3.30% and expected term of 6.0 years.  In addition, Mr. Bolduc may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position.  The Company may terminate his employment for any material breach of his employment agreement at any time.  In the event the Company terminates Mr. Bolduc’s employment without cause, the Company will pay him 12 months salary on a regular payroll basis.  Under his employment agreement, Mr. Bolduc is subject to restrictive covenants, including confidentiality provisions and a one year non-compete and non-solicitation provision.

IMPLANT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Investment in CorNova, Inc.

As of June 30, 2008 and 2007, the Company had a 15% and 16% ownership interest, respectively, in the common stock of CorNova.  During the fiscal year ended June 30, 2007, the Company recorded equity in the net loss of CorNova of $158,000, and equity in comprehensive income of CorNova of $16,000 (related to unrealized holding gains on securities classified as available-for-sale).  As a result of the cumulative net losses incurred, the Company's investment in CorNova was $0 as of June 30, 2008.

The Company has historically accounted for its investment in this unconsolidated subsidiary under the equity method, due in part, to the significant influence the Company had over CorNova resulting from Dr. Anthony J. Armini serving on CorNova’s Board of Directors.  Dr. Armini served as the President and Chief Executive Officer of the Company, resigning both positions on September 27, 2007.  As a result of Dr. Armini’s resignation from CorNova’s board in September 2007, the equity method is no longer appropriate and the cost method was used.  Therefore, no additional losses were recorded from the Company’s equity ownership in CorNova in fiscal 2008.  The Company has no additional obligation to contribute assets or additional common stock or to assume any liabilities or to fund any losses that CorNova may incur.

22.	Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

Evans Analytical Group LLC

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

On February 22, 2008, Evans filed suit requesting rescission of the Evans Agreement, plus damages, based on claims of misrepresentation and fraud.  On March 28, 2008, Evans filed a formal Claims Notice with the escrow agent prohibiting release of any portion of the escrow to the Company as a result of the suit filed on February 22, 2008.  As a result that Company has classified the $1,000,000 Escrow Amount as a long term asset.  The Company has retained legal counsel in defense of these claims.

Rapiscan Systems, Inc.

On March 23, 2005, we entered into a Development, Distribution and Manufacturing Agreement (the “Rapiscan Agreement”) with Rapiscan Systems, Inc. (“Rapiscan”), wherein we gave Rapiscan the exclusive worldwide rights to market our Quantum SnifferTM portable and benchtop trace detection devices under their private label.  We also agreed to give Rapiscan the exclusive worldwide rights to distribute certain other new security products which we may develop in the future with their funding, as well as rights, in some circumstances, to manufacture certain components of the private-labeled Quantum SnifferTM portable and benchtop trace detection devices.

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

On January 4, 2008, the Company executed a Settlement Agreement (the “Settlement Agreement”) with OSI and Rapiscan to resolve the Pending Litigation and to enter into additional agreements.  In addition to the immediate dismissal of the Pending Litigation, other terms of the Settlement Agreement include, (i) the rescission of the Rapiscan Agreement, (ii) the payment by the Company of $200,000, such payment to be made in the form of 221,729 shares of the Company’s common stock,  (iii) the granting of non-exclusive distribution rights to Rapiscan, (iv) the payment by the Company of up to $1,000,000 in Technology Transfer Fees, payable over time at a rate of 2% of the gross sales price received by the Company when and if a passenger portal is sold, and (v) the opportunity for OSI to supply certain components to the Company.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business.  We do not believe that any of these proceedings will have a material adverse effect on our business.

23.	Subsequent Events

On June 27, 2008, the Company and International Brachytherapy, s.a. (“IBt”), entered into an Asset Purchase Agreement (the “Agreement”).  The Agreement provided for the purchase by IBt of the assets used in the Company’s Xenation Business, including without limitation, certain Xenation machines and related assets, including raw materials, supplies, and repair parts, together with United States Patent Number 6,060,036 (the “Patent”) and all related intellectual property, technology and know-how.  IBt granted back to the Company a perpetual, worldwide, royalty-free, exclusive license to use and/or assign certain claims in the Patent relating to Ytterbium technology.  IBt is excluded from using the Ytterbium technology.  In addition, IBt received a perpetual, worldwide, royalty-free, exclusive license to use and/or assign certain claims in the United States Patent Number 6,183,409 relating to Xenon technology.  The Company is excluded from using the Xenon technology.  The total purchase price for the assets was $750,000 and was received by the Company on July 1,2008.  The transaction was completed on July 1, 2008 and will be reflected in the results of operations for the quarter ending on September 30, 2008.

The Company entered into an employment agreement with Mr. Glenn Bolduc, the Company’s Chief Financial Officer, on July 31, 2008, having an initial term of three years.  Please refer to Note 20 for additional information regarding Mr. Bolduc’s employment agreement.

As of June 30, 2008, the Company had not issued the 2,000,000 shares of the Company’s common stock, which obligation amounting to $2,464,000 is included in the Payable Due to Ion Metrics, Inc Shareholders.  On August 11, 2008, the Company issued the 2,000,000 shares of common stock to the IMI Stockholders.

On August 29, 2008, the Company executed an agreement with San Jose, CA-based Bridge Bank, N.A. which reduced the Company’s revolving credit facility from $5.0 million to $1.5 million.  Please refer to Note 9 for further information regarding this amendment to the Bridge Bank credit facility.

On September 30, 2008, the Company amended the Securities Purchase Agreement, dated as of September 30, 2005, by and between the Company and Laurus Master Fund, Ltd. (“Laurus”).  Please refer to Note 14 for further information relative to the amended securities agreement with Laurus.

On October 10, 2008, we received a notice of default with respect of violation of depository accounts, financial reporting and failure to complete sale of an asset  We did not receive a waiver for the these defaults.

On October 13, 2008, the Ion Metrics Shareholders agreed to terminate the Board Observers Rights Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 14, 2008	Implant Sciences Corporation
	By:	/s/ Phillip C. Thomas
Phillip C. Thomas Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 14, 2008	/s/ Phillip C. Thomas
Phillip C. Thomas Chief Executive Officer and President (Principal Executive Officer)
Dated: October 14, 2008	/s/ Joseph Levangie
Joseph Levangie Director
Dated: October 14, 2008	/s/ Michael Turmelle
Michael Turmelle Director
Dated: October 14, 2008	/s/ David Eisenhaure
David Eisenhaure Director
Dated: October 14, 2008	/s/ Michael Szycher
Michael Szycher Director
Dated: October 14, 2008	/s/ Glenn D. Bolduc
Glenn D. Bolduc Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 21

SUBSIDIARIES OF IMPANT SCIENCES CORPORATION

State or Other Jurisdiction of:

Name	Incorporation or Organization
C-Acquisition Corp. d/b/a Core Systems	Delaware

Accurel Systems International Corporation	California

IMX Acquisition Corporation	Delaware

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Implant Sciences Corporation
Wakefield, Massachusetts

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No.’s 333-109677, 333-111434, 333-117366, 333-124058, 333-127167, 333-129911) and Forms S-8 (No.’s 333-42816, 333-111117, 333-138292, 333-144892) of our report dated October 14, 2008, relating to the consolidated financial statements which appears in the Annual Report to Shareholders, which is included in this Annual Report on Form 10-K of Implant Sciences Corporation for the year ended June 30, 2008.

/s/ UHY LLP
Boston, Massachusetts
October 14, 2008

Exhibit 31.1

CERTIFICATION

I, Phillip C. Thomas, hereby certify that:

1.       I have reviewed this Annual Report on Form 10-K of Implant Sciences Corporation (the “Company”);

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.       The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.       Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.       Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.       The Company’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: October 14, 2008

/s/ Phillip C. Thomas
Phillip C. Thomas
Chairman, Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Glenn D. Bolduc, hereby certify that:

1.       I have reviewed this Annual Report on Form 10-K of Implant Sciences Corporation (the “Company”);

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.       The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.       Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.       Disclosed in this report any change in the Company’s internal control over financial reporting  that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.       The Company’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.      Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 14, 2008
/s/ Glenn D. Bolduc
Glenn D. Bolduc
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Implant Sciences Corporation., a Massachusetts corporation (the “Company”), on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Phillip C. Thomas, Chief Executive Officer and President of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)                The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Phillip C. Thomas
Phillip C. Thomas
Chief Executive Officer and President
Date: October 14, 2008

This certification accompanies each report of the Company on Form 10-Q and Form 10-K pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by §906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Implant Sciences Corporation, a Massachusetts corporation (the “Company”), on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Glenn D. Bolduc, the chief financial officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)                The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Glenn D. Bolduc
Glenn D. Bolduc
Vice President and Chief Financial Officer
Date: October 14, 2008

This certification accompanies each report of the Company on Form 10-Q and Form 10-K pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by §906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.