Form 10-K/A
IMPLANT SCIENCES CORP
filed 2008-10-29
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ❑  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ❑  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

❑  Large Accelerated Filer                                                                                                           ❑  Accelerated Filer

❑  Non-accelerated Filer                                                                                                                     ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, originally filed on October 14, 2008 (the “Original Filing”).  We are filing this Amendment to (i) correct a typographical error in the Risk Factor disclosed in Item 1A of Part I under the caption “We are engaged in litigation with Evans Analytical Group LLC, the buyer of our Accurel Systems subsidiary.  If we are unsuccessful in defending the claims made by Evans, our business, assets and results of operations could be materially adversely affected.,” and (ii) include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of our fiscal year ended June 30, 2008.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification.  Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART I

Item 1A.	Risk Factors

We are engaged in litigation with Evans Analytical Group LLC, the buyer of our Accurel Systems subsidiary.  If we are unsuccessful in defending the claims made by Evans, our business, assets and results of operations could be materially adversely affected.

In May 2007, we entered into an asset purchase agreement to sell substantially all of the assets of our Accurel Systems subsidiary to Evans for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  In February 2008, Evans filed suit requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  More recently, Evans has filed motions that, if granted by the court, could result in attachments against substantial portions of our assets prior to any final judgment on the merits of Evans’ claims. If these motions are granted by the court, we may be prevented from using our cash to operate our business.  We are vigorously defending ourselves against Evans’ claims.  No assurance can be given, however, that we will be successful in our defense against Evans’ claims, or that Evans’ motions to attach our assets will not be granted.  The grant of these motions, or any substantial final judgment in favor of Evans would have a material adverse effect on our business, assets and results of operations, and could require us to file for protection under bankruptcy laws.  Moreover, we believe that our litigation with Evans has made it extremely difficult to raise capital we need to operate our business.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Implant Sciences’ Board of Directors is currently comprised of five directors.  The directors and executive officers, their ages and positions at Implant Sciences, as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of September 30, 2008.

Name	Age	Position
Phillip C. Thomas	59	President, Chief Executive Officer and Chairman
Glenn D. Bolduc	56	Vice President & Chief Financial Officer
Stephen N. Bunker	65	Vice President and Chief Scientist
Diane J. Ryan	48	Vice President of Administration
Walter J. Wriggins	64	Vice President and General Manger Core Systems
David Eisenhaure	62	Director
Joseph Levangie	63	Director
Michael Szycher	69	Director
Michael Turmelle	49	Director

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

Glenn D. Bolduc has served as the Company’s Chief Financial Officer since July 2008.  Prior to joining Implant Sciences Mr. Bolduc served as acting CEO and CFO of Horizon’s Edge Casino Cruises, LLC.  From January 2001 through January 2006 Mr. Bolduc was the principal of Radius Ventures LLC, a strategic advisory firm.  Prior to Radius Ventures, Mr. Bolduc has held executive management and financial positions, including CEO and CFO, with several venture-backed and publicly-held companies in various technology industries.  Mr. Bolduc received his undergraduate degree in accounting from Fairleigh Dickinson University and began his accounting career with PriceWaterhouse.

Diane J. Ryan has served as the Company’s Vice President of Administration since July 2008.  Previously, Ms. Ryan was Vice President of Finance and Chief Financial Officer since May 2003.  Ms. Ryan has been employed with Implant Sciences Corporation since March 1989.  From March 2003 to May 2003, she was the Corporate Controller of the Company.  Ms. Ryan graduated from Salem State College with a B.S. in Business Administration and a minor in management.

Dr. Stephen N. Bunker, who retired from the Company in October 2008, served as the Company’s Vice President and Chief Scientist since 1987.  Dr. Bunker was also a Director of the Company from 1988 through 2007.  Prior to joining the Company, from 1972 to 1987, Dr. Bunker was a Chief Scientist at Spire Corporation.  From 1971 to 1972, Dr. Bunker was an Engineer at McDonnell Douglas Corporation.  Dr. Bunker received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1969.  Dr. Bunker is the author of sixteen patents with four more pending in the field of ion beam technology.

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

David Eisenhaure has served on the Company’s board of directors since November 2002. He has been the President, Chief Executive Officer and Chairman of the Board of SatCon Technology Corporation since 1985. From 1974 until 1985, Mr. Eisenhaure was associated with the Charles Stark Draper Laboratory, Incorporated and with its predecessor, the Massachusetts Institute of Technology's Instrumentation Laboratory, from 1967 to 1974. Dr. Eisenhaure also holds an academic position at M.I.T., as a lecturer in the Department of Mechanical Engineering. Mr. Eisenhaure serves on the board of directors of Mechanical Technology Incorporated and Beacon Power. He holds a S.B., S.M. and an Engineer's Degree in Mechanical Engineering from M.I.T.

Joseph Levangie has been the Chief Executive Officer of JEL & Associates since 1980.  Mr. Levangie has held many executive positions including Chief Financial Officer of Greenman Technologies, Inc., Chief Operating & Financial Officer of Colorgen, Inc., Vice President, Corporate Development and Chief Financial Officer of Spire Corporation and Executive Vice President of The Solar Energy & Energy Conservation Bank. Mr. Levangie holds a S.B. from the Massachusetts Institute of Technology and a M.B.A from the Harvard Graduate School of Business Administration.

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

Michael Turmelle has served on the Company’s board of directors since December 2005.  He is currently the Chief Financial Officer of Premium Power Corporation.  From 1987 until October of 2006 Mr. Turmelle worked for SatCon Technology Corporation holding several positions including Chief Financial Officer from 1991 until 2000 and Chief Operating Officer from 2000 to 2005.  Prior to SatCon, Mr. Turmelle worked for HADCO Corporation.  Mr. Turmelle holds a B.A. degree in Economics from Amherst College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to Implant Sciences, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2007.

Code of Conduct and Ethics

The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer.  The code of ethics is posted on the Company’s website at www.implantsciences.com.  The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s chief executive officer and chief financial officer that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K.

Stockholder Communications with the Board of Directors

Pursuant to procedures set forth in our bylaws, our nominating committee will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders.  To be timely, the notice must be received within the time frame identified in our bylaws, discussed below.  To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee.  These requirements are detailed in our amended and restated bylaws, which were attached as an exhibit to our Report on Form 8-K filed on December 18, 2007.  A copy of our bylaws will be provided upon written request.

Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for inclusion in the Company’s proxy materials for its 2009 Annual Meeting of

Stockholders must be received by the Clerk of the Company at the principal offices of the Company no later than September 1, 2009.  The Company has received no stockholder nominations or proposals for the 2008 Annual Meeting.

Our bylaws require advance notice of any proposal by a stockholder intended to be presented at an annual meeting that is not included in our notice of annual meeting and proxy statement because it was not timely submitted under the preceding paragraph, or made by or at the direction of any member of the board of directors, including any proposal for the nomination for election as a director.

The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate.  Stockholders who wish to send communications on any topic to the Board should address such communications to Board of Directors c/o Vice President and Chief Financial Officer, Implant Sciences Corporation, 107 Audubon Road, Wakefield, MA 01880.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Board has designated from among its members Mr. Joseph Levangie, Mr. Michael Turmelle and Dr. Michael Szycher as the members of the Audit Committee.  The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:

•	appointing, approving the compensation of, and assessing the independence of the Company’s independent auditors;

•	overseeing the work of the Company’s independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

•	reviewing and discussing with management and the independent auditors the Company’s annual and quarterly financial statements and related disclosures;

•	coordinating the Board of Director’s oversight of the Company’s internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics;

•	establishing procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with the Company’s internal auditing staff, independent auditors and management; and

•	preparing the audit committee report required by SEC rules (which is included on pages 8 and 9 of this proxy statement).

The Board of Directors has determined that Mr. Levangie is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is independent under Section 121A and 121B of the NYSE Alternext US Listing Guide.  Mr. Levangie also acts as the Chairman of the Audit Committee.

During the fiscal year ended June 30, 2008, the Audit Committee met five (5) times.  The responsibilities of the Audit Committee are set forth in its written charter, which is posted on the Company’s website at www.implantsciences.com under the “Investor Relations – Corporate Governance” section.

Compensation Committee

The Compensation Committee consists of Messrs. Michael Turmelle,  David Eisenhaure and Joseph Levangie.  Mr. Turmelle serves as chairman of the Compensation Committee.  The Compensation Committee is responsible for implementing the Company's compensation philosophies and objectives, establishing remuneration levels for executive officers of the Company and implementing the Company's incentive programs, including the Company's equity compensation plans.  The Board of Directors has determined that each of the members of the Compensation Committee is an “independent” director within the meaning of the Amex listing standards and meets the independence requirements of Section 162(m) of the Internal Revenue Code, as amended.  During the fiscal year ended June 30, 2008, the Compensation Committee met four (4) times.

Compensation is paid to the Company's executive officers in both fixed and discretionary amounts which are established by the Board of Directors based on existing contractual agreements and the determinations of the

Compensation Committee.  Pursuant to its charter, the responsibilities of the Compensation Committee are (i) to assist the Board of Directors in discharging its responsibilities in respect of compensation of the Company's senior executive officers; (ii) review and analyze the appropriateness and adequacy of the Company’s annual, periodic or long-term incentive compensation programs and other benefit plans and administer those compensation programs and benefit plans; and (iii) review and recommend compensation for directors, consultants and advisors.  Except for the delegation of authority to the Chief Executive Officer to grant certain de minimus equity compensation awards to non-executive employees of the Company, the Compensation Committee has not delegated any of its responsibilities to any other person.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to the Company in all capacities for the fiscal years ended June, 2008 and 2007 by our Chief Executive Officer, Chief Financial Officer, other most highly compensated executive officers and a former executive officer whose total compensation exceeded $100,000 in fiscal 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Named Executive Officers
Phillip C. Thomas	2008	$257,885	$50,000	$232,400	$58,444	(4)	$598,729
President, Chief Executive Officer and Chairman	2007	$57,692	$-	$177,600	$2,489		$237,781
Diane J. Ryan (3)	2008	$148,786	$24,000	$59,750	$1,244		$233,780
Vice President of Administration	2007	$145,116	$18,750	$72,950	$1,220		$238,036
Walter J. Wriggins	2008	$147,020	$10,000	$-	$8,476		$165,496
Vice President and General Manager, Core Systems	2007	$140,000	$20,000	$28,500	$4,450		$192,950
Former Executive Officer
Anthony J. Armini (5)	2008	$250,693	$-	$104,000	$33,088	(6)	$387,781
President, Chief Executive Officer and Chairman	2007	$242,790	$-	$-	$22,628	(6)	$265,418

(1)
The amount reported in this column for the Named Executive Officer represents the dollar amount recognized for financial statement reporting purposes in fiscal 2008, determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Compensation.”  See Note 2 of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for fiscal year 2008 for the assumptions used in determining the value of such awards.

(2)	All other compensation includes, but is not limited to, premiums paid by the Company for disability and group term life insurance for all named executive officers and a former executive officer.

(3)
On July 31, 2008, Ms. Ryan resigned her position as Chief Financial Officer and was appointed Vice President of Administration.  The Company’s Board of Directors named Mr. Glenn D. Bolduc as Chief Financial Officer.  The Company entered into a three-year employment agreement with Mr. Bolduc pursuant to which Mr. Bolduc receives a base salary of $200,000, as further described below in the Employment Agreements; Change in Control and Severance Provisions section.

(4)
All other compensation of Mr. Thomas for the year ended June 30, 2008 is composed of $1,244 in premiums paid by the Company for disability and group term insurance and vehicle allowance of $7,200.  In addition, Mr. Thomas received a moving allowance of $50,000 during the year ended June 30, 2008.

(5)
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

(6)
All other compensation of Dr. Armini is composed of i) $1,037 and $1,113 in premiums paid by the Company for disability and group term insurance, and 401k plan benefits paid by us on behalf of the former executive officer, and ii) vehicle allowance of $7,051 and $8,993, for the years ended June 30, 2008 and 2007, respectively.  Dr. Armini also received a pay-out of accrued vacation in the amount of $25,000 pursuant to a transition agreement during the year ended June 30, 2008; and a payment of $12,522 for other communications and travel related allowances.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Named Executive Officers

The Company entered into employment agreements (the “Employment Agreement”) with (i) Phillip C. Thomas on December 12, 2007 (the “Thomas Agreement”), (ii) Diane J. Ryan on March 18, 2008 (the “Ryan Agreement”), and (iii) Glenn D. Bolduc on July 31, 2008 (the “Bolduc Agreement”).

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

On July 31, 2008, the Company entered into an employment agreement with Mr. Glenn Bolduc, the Company’s Chief Financial Officer, having an initial term of three years, an annual base salary of $200,000, and an annual cash incentive bonus program and long-term incentives in the form of incentive stock options to purchase shares of the Company’s common stock.  Mr. Bolduc joined the Company on July 7, 2008.  In conjunction with this agreement, Mr. Bolduc has been issued an option for 140,000 shares of common stock at an exercise price of $0.91 per share, which vests annually in equal installments of 46,666, commencing on the first anniversary date.  These options were valued using the Black Scholes method and the following assumptions:  volatility 90.2%, risk free interest rate of 3.30% and expected term of 6.0 years.  In addition, Mr. Bolduc may participate in the Company’s employee fringe benefit plans or programs generally available to employees of comparable status and position.  The Company may terminate his employment for any material breach of his employment agreement at any time.  In the event the Company terminates Mr. Bolduc’s employment without cause, the Company will pay him 12 months salary on a regular payroll basis.  Under his employment agreement, Mr. Bolduc is subject to restrictive covenants, including confidentiality provisions and a one year non-compete and non-solicitation provision.

Terms of Transition Agreement with Former Executive Officer

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

Employment Agreement Definitions

Good Reason.  “Good Reason” shall mean, without named executive’s written consent, (a) the assignment to named executive of duties inconsistent in any material respect with the named executive’s duties; (b) a material reduction in Base Salary or other benefits (other than a reduction or change in benefits generally applicable to all executive employees of the Company); or (c) relocation to an office more than fifty miles outside the Company’s current location in the greater Boston area.  Notwithstanding the occurrence of any of the aforementioned events, no event or condition shall be deemed to constitute Good Reason unless (i) named executive reports the event or condition which the named executive believes to be Good Reason to the CEO or to the Board of Directors, in writing, within 45 days of such event or condition occurring and (ii) within 30 days after the named executive provides such written notice of Good Reason, the Company has failed to fully correct such Good Reason and to make the named executive whole for any such losses.

Cause.  “Cause” shall mean any of the following:

•	conviction or entry of nolo contender to any felony or a crime involving moral turpitude, fraud or embezzlement of Company property;

•
dishonesty, gross negligence or gross misconduct that s materially injurious to the Company or material breach of his or her duties, which has not been cured by named executive within 10 days (or longer period as is reasonably required to cure such breach, negligence or misconduct) after she shall have received written notice from the Company stating with reasonable specificity the nature of such breach; and

•	in the case of Mr. Bolduc’s employment agreement, illegal use or abuse of drugs, alcohol, or other related substances that is materially injurious to the Company.

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by the Company of the Named Executive Officers without Cause, or (ii) termination for Good Reason by the Named Executive Officer.  The estimated incremental compensation assumes the triggering event had occurred on June 30, 2008.  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.
Named Executive Officer	Base Salary Continuation	COBRA Premiums (1)	Life Insurance Premiums (2)
Phillip C. Thomas	$275,000	$10,145	$2,112
Glenn D. Bolduc	200,000	15,319	2,112
Diane J. Ryan	155,000	15,319	2,547

(1)	Represents estimated out-of-pocket COBRA health insurance premium expenses incurred by the Named Executive Officers over the 12 month period following termination to be reimbursed by the Company.

(2)
Represents estimated life insurance premiums to be paid by the Company on behalf of the Named Executive Officers after termination.  The Company shall continue in full force and effect, at its expense, the life insurance benefits provided in the Employment Agreement for a period of 12 months after termination of the Named Executive Officer’s employment or until the Named Executive Officer becomes employed, whichever occurs first.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of the fiscal year ended June 30, 2008.

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Phillip C. Thomas	40,800	79,200	$2.12	3/12/2017
	93,333	186,667	$1.15	12/12/2017
	134,133	265,867
Diane J. Ryan	5,000	-	$10.90	4/4/2012
	20,000	-	$4.23	11/11/2012
	4,000	-	$2.10	3/4/2013
	21,800	-	$3.16	5/21/2013
	50,000	-	$6.33	8/22/2013
	30,000	-	$9.15	7/28/2014
	30,000	-	$3.80	11/1/2015
	50,000	-	$4.09	12/13/2015
	6,800	13,200	$2.40	8/31/2016
	8,500	16,500	$2.05	3/5/2017
	-	25,000	$0.87	1/14/2018
	16,667	33,333	$1.10	3/18/2018
	242,767	88,033
Stephen N. Bunker	50,000	-	$6.33	8/22/2013
	50,000	-	$4.09	12/13/2015
	-	100,000	$0.80	12/31/2017
	100,000	100,000
Walter J. Wriggins	50,000	-	$9.92	10/15/2014
	20,000	-	$3.58	4/22/2015
	30,000	-	$3.89	10/31/2015
	8,500	16,500	$1.64	6/29/2017
	108,500	16,500
	585,400	470,400

The following table provides information regarding outstanding stock options held by the Former Executive Officer as of the fiscal year ended June 30, 2008.

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anthony J. Armini	100,000	100,000	$2.09	9/28/2009

2008 Option Exercises and Stock Vested

During the year ended June 30, 2008, there were no exercises of option awards by any of the Named Executive Officers.

Directors’ Compensation

The following table sets forth the annual compensation of the Company’s non-employee directors for fiscal 2008, which consisted of annual cash retainers, including amounts associated with serving as Chairman of the Board and the chair and member of Board committees, and equity awards in the form of options pursuant to the 1998 Stock Option Plan, the 2000 Incentive and Non-Qualified Stock Option Plan, and the 2004 Stock Option Plan.  Employee directors do not receive any separate compensation for their service on the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
David Eisenhaure	$13,500	$8,300	$21,800
Joseph Levangie	7,500	8,300	15,800
Michael Szycher	13,500	8,300	21,800
Michael Turmelle	14,250	8,300	22,550

(1)
The amount reported in this column for the non-employee director represents the dollar amount recognized for financial statement reporting purposes in fiscal 2008, determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Compensation.”  See Note 2 of Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for fiscal year 2008 for the assumptions used in determining the value of such awards.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2008 is included in Item 5 of Part II of the Company’s Annual Report of Form 10-K for the year ended June 30, 2008.

The following table sets forth the beneficial ownership of shares of our common stock, as of September 30, 2008, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within sixty (60) days of September 30, 2008.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Executive Officers and Directors
Phillip C. Thomas (3)	227,467	1.6%
Stephen N. Bunker (4)	701,048	4.9%
Diane J. Ryan (5)	291,252	2.0%
Walter J. Wriggins (6)	137,714	1.0%
David Eisenhaure (7)	76,000	*
Joseph Levangie (8)	10,000	*
Michael Szycher (9)	77,000	*
Michael Turmelle (10)	30,000	*

Other 5% Shareholders
Anthony J. Armini (11)	1,308,689	9.2%
Robert Ferran (12)	1,559,600	11.0%

All executive officers and directors as a group (8 persons) (13)	1,550,481	10.3%

*      Less than 1%

(1)	Unless otherwise indicated, the business address of the stockholders named in the table above is Implant Sciences Corporation, 107 Audubon Road, Wakefield, MA 01880.

(2)	Based on 14,135,292 outstanding shares as of September 30, 2008.

(3)	Includes 227,467 shares of common stock, which may be purchased within sixty (60) days of September 30, 2008 upon the exercise of stock options.

(4)	Includes 100,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2008 upon the exercise of stock options.

(5)	Includes 249,367 shares of common stock, which may be purchased within sixty (60) days of September 30, 2008 upon the exercise of stock options.

(6)	Includes 108,500 shares of common stock, which may be purchased within sixty (60) days of September 30, 2008 upon the exercise of stock options.

(7)	Includes 75,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2008 upon the exercise of stock options.

(8)	Includes 10,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2008 upon the exercise of stock options.

(9)	Includes 75,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2008 upon the exercise of stock options.

(10)	Includes 30,000 shares of commons stock, which may be purchased through September 30, 2008, which is the expiration of the exercisability period, upon the exercise of stock options.

(11)	Includes 125,000 shares of commons stock, which may be purchased through September 30, 2008, which is the expiration of the exercisability period, upon the exercise of stock options.

(12)
Includes 311,920 shares of commons stock, which are currently held in escrow until April 10, 2009, pursuant to the terms of the purchase agreement entered into between Implant Sciences and Ion Metrics, Inc.

(13)	See footnotes (3) through (10).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with related parties, including, but not limited to, members of the Board of Directors, are reviewed and approved by all members of the Board of Directors.  In the event a transaction with a member of the Board is contemplated, the Director having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process.  The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing, nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors and any such transactions are committed to writing between the related party and the Company in an executed engagement agreement.

Independence of the Board of Directors

The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A-3 under the Securities Exchange Act of 1934 and NYSE Alternext US listing standards.  In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and director nominees and has determined that, each of the Company’s non-management directors qualifies as “independent” under NYSE Alternext US listing standards.

The Board of Directors has an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of September 30, 2008, is indicated in the table below.

Directors	Audit	Compensation	Nominating/ Corporate Governance
David Eisenhaure		X	X
Joseph Levangie	Chair	X	X
Michael Szycher	X		Chair
Michael Turmelle	X	Chair	X

The Board of Directors has determined that all of the members of each committee are independent as defined under the NYSE Alternext US rules, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.  In addition, all of the members of the Audit Committee are independent as defined by the NYSE Alternext US rules that apply to the Company until the date of the Annual Meeting and otherwise satisfy the NYSE Alternext US eligibility requirements for Audit Committee membership.

Item 14.	Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by UHY LLP, our independent registered public accounting firm, for professional services rendered for the fiscal years ended June 30, 2008 and 2007.  The Audit Committee considered and discussed with UHY LLP the provision of non-audit services to the Company and the compatibility of providing such services with maintaining its independence as the Company’s auditor.

Fee Category	Years Ended June 30,
(in thousands)	2008	2007
Audit fees	$359,000	$196,000
Audit-related fees	11,000	95,000
Tax fees	-	-
All other fees	5,000	23,000
Total fees	$375,000	$314,000

Audit Fees.  This category consists of fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and other professional services provided in connection with regulatory filings.

Audit-Related Fees.  This category consists of fees billed for assurance and related services that related to the performance of the audit or review of our financial statements and are not otherwise reported under “Audit Fees”.

Tax Fees.  This category consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance and acquisitions.

Pre-Approval Policies and Procedures.  The Audit Committee has the authority to approve all audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm.  Generally, the Company may not engage its independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee (or a properly delegated subcommittee thereof).

All Other Fees.  This category consists of fees billed for professional services other than those fees described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2008	CardioTech International, Inc.
	By:	/s/ Phillip C. Thomas
Phillip C. Thomas Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2008	/s/ Phillip C. Thomas
Phillip C. Thomas Chief Executive Officer and President (Principal Executive Officer)
Dated: October 29, 2008	/s/ David Eisenhaure
David Eisenhaure Director
Dated: October 29, 2008	/s/ Joseph Levangie
Joseph Levangie Director
Dated: October 29, 2008	/s/ Michael Szycher, PhD
Michael Szycher, PhD Director
Dated: October 29,2008	/s/ Michael Turmelle
Michael Turmelle Director
Dated: October 29, 2008	/s/ Glenn D. Bolduc
Glenn D. Bolduc Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)