Form 10-K/A
IMPLANT SCIENCES CORP
filed 2008-10-30
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY PARAGRAPH

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends our Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended June 30, 2008 (“Amendment No. 1”), originally filed on October 29, 2008.  We are filing this Amendment No. 2 to correct a typographical error in the signature block of Amendment No. 1.  Except as described above, no other changes have been made to Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 30, 2008	Implant Sciences Corporation
	By:	/s/ Phillip C. Thomas
Phillip C. Thomas Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 30, 2008	/s/ Phillip C. Thomas
Phillip C. Thomas Chief Executive Officer and President (Principal Executive Officer)
Dated: October 30, 2008	/s/ David Eisenhaure
David Eisenhaure Director
Dated: October 30, 2008	/s/ Joseph Levangie
Joseph Levangie Director
Dated: October 30, 2008	/s/ Michael Szycher, PhD
Michael Szycher, PhD Director
Dated: October 30,2008	/s/ Michael Turmelle
Michael Turmelle Director
Dated: October 30, 2008	/s/ Glenn D. Bolduc
Glenn D. Bolduc Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)