Form 10-Q
period 2008-09-30
IMPLANT SCIENCES CORP
filed 2008-11-14
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                 to

Commission File Number: 0-28034

Implant Sciences Corporation
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (I.R.S. Employer Identification No.)
107 Audubon Road, Wakefield, Massachusetts (Address of principal executive offices)	01880 (Zip Code)

(781) 246-0700
(Registrant’s telephone number, including area code)

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

Yes ☒  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of November 14, 2008, there were 14,135,155 shares of the registrant’s Common Stock were outstanding.

Part I.  Financial Information
Item 1.  Financial Statements

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2008 and June 30, 2008	3
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007	4
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6-20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28-29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30-32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	32
	Signatures	33

Part I.  Financial Information
Item 1.  Financial Statements
Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(unaudited)
	September 30,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,013,000	$412,000
Restricted cash	514,000	514,000
Accounts receivable-trade, net of allowance of $10,000 and $9,000, respectively	738,000	667,000
Accounts receivable, unbilled	268,000	152,000
Inventories	923,000	725,000
Prepaid expenses and other current assets	238,000	369,000
Current assets held for sale	1,736,000	1,883,000
Total current assets	6,430,000	4,722,000
Property and equipment, net	403,000	443,000
Amortizable intangible assets, net	36,000	54,000
Other non-current assets	1,206,000	1,096,000
Goodwill	3,136,000	3,136,000
Non-current assets held for sale	2,470,000	2,645,000
Total assets	$13,681,000	$12,096,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$32,000	$417,000
Line of credit	718,000	477,000
Notes payable	81,000	181,000
Payable to Med-Tec	74,000	80,000
Payable to Ion Metrics shareholders	50,000	2,514,000
Accrued expenses	3,137,000	2,062,000
Accounts payable	2,792,000	2,439,000
Current portion of long-term lease liability	322,000	317,000
Deferred revenue	444,000	66,000
Current liabilities held for sale	1,078,000	1,079,000
Total current liabilities	8,728,000	9,632,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	108,000	113,000
Long-term lease liability	310,000	446,000
Long-term liabilities held for sale	1,000	1,000
Total long-term liabilities	419,000	560,000
Total liabilities	9,147,000	10,192,000
Commitments and contingencies
Series D Cumulative Redeemable Convertible Preferred Stock, $10 stated value; 500,000 shares authorized, 212,121 and 242,424 shares outstanding, respectively (liquidation value
$2,121,000 and $2,424,000, respectively)	2,121,000	2,269,000
Stockholders' equity (deficit):
Common stock; $0.10 par value; 50,000,000 shares authorized; 14,145,700 and 14,135,155 and 12,114,553 and 12,104,008 shares issued and outstanding, respectively	1,415,000	1,211,000
Additional paid-in capital	60,723,000	58,317,000
Accumulated deficit	(59,553,000)	(59,720,000)
Deferred compensation	(1,000)	(2,000)
Accumulated other comprehensive loss	(98,000)	(98,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' equity (deficit)	2,413,000	(365,000)
Total liabilities and stockholders' equity (deficit)	$13,681,000	$12,096,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(unaudited)
	For The Three Months Ended
	September 30,
	2008	2007
Security revenues	$5,948,000	$1,347,000
Cost of revenues	3,172,000	821,000
Gross margin	2,776,000	526,000
Operating expenses:
Research and development	1,020,000	651,000
Selling, general and administrative	2,366,000	1,357,000
	3,386,000	2,008,000
Loss from operations	(610,000)	(1,482,000)
Other income (expense), net:
Interest income	8,000	101,000
Interest expense	(32,000)	(34,000)
Change in fair value of embedded derivatives related to preferred stock features	-	(150,000)
Total other expense, net	(24,000)	(83,000)
Loss from continuing operations	(634,000)	(1,565,000)
Preferred distribution, dividends and accretion	(189,000)	(307,000)
Loss from continuing operations applicable to common shareholders	(823,000)	(1,872,000)
Income (loss) from discontinued operations	990,000	(637,000)
Net income (loss) applicable to common shareholders	$167,000	$(2,509,000)
Net income (loss)	$356,000	$(2,202,000)

Loss per share from continuing operations, basic and diluted	$(0.05)	$(0.13)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.06)	$(0.16)
Income (loss) per share from discontinued operations, basic and diluted	$0.07	$(0.05)
Net income (loss) per share applicable to common shareholders, basic and diluted	$0.01	$(0.21)
Net income (loss) per share	$0.03	$(0.19)
Weighted average shares used in computing net income (loss) per common share, basic and diluted	13,468,489	11,837,768

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$356,000	$(2,202,000)
Less: Net income (loss) from discontinued operations	990,000	(637,000)
Loss from continuing operations	(634,000)	(1,565,000)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	72,000	41,000
Bad debt expense (recoveries)	1,000	(17,000)
Share-based compensation expense	114,000	132,000
Change in fair value of embedded derivatives	-	150,000
Fair value of warrants issued to non-employees	(9,000)	26,000
Warrant accretion on Bridge Bank loans	7,000	3,000
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(188,000)	(583,000)
Inventories	(198,000)	63,000
Prepaid expenses and other current assets	131,000	(42,000)
Accounts payable	353,000	369,000
Accrued expenses	877,000	(360,000)
Deferred revenue	578,000	179,000
Lease liability	(131,000)	(71,000)
Net cash provided by (used in) operating activities of continuing operations	973,000	(1,675,000)
Net cash provided by (used in) operating activities of discontinued operations	223,000	(37,000)
Net cash provided by (used in) operating activities	1,196,000	(1,712,000)
Cash flows from investing activities:
Purchases of property and equipment	(14,000)	(3,000)
Increase in other non-current assets	(110,000)	58,000
Net cash (used in) provided by investing activities of continuing operations	(124,000)	55,000
Net cash provided by (used in) investing activities of discontinued operations	1,107,000	(133,000)
Net cash provided by (used in) investing activities	983,000	(78,000)
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	24,000	26,000
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(34,000)	(89,000)
Payments on Series D Cumulative Redeemable Convertible Preferred Stock	(303,000)	(150,000)
Principal repayments of long-term debt and capital lease obligations	(218,000)	(474,000)
Net borrowings (repayments) on line of credit	(46,000)	-
Net cash used in financing activities of continuing operations	(577,000)	(687,000)
Net cash used in discontinued operations	(1,000)	(1,000)
Net cash used in financing activities	(578,000)	(688,000)
Net change in cash and cash equivalents	1,601,000	(2,478,000)
Cash and cash equivalents at beginning of period	412,000	9,621,000
Cash and cash equivalents at end of period	$2,013,000	$7,143,000

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Acquisition of Ion Metrics

In April 10, 2008 (the “Closing Date”), the Company acquired all of the capital stock of Ion Metrics, Inc, a California corporation (“Ion Metrics”).  Ion Metrics is in the business of producing low cost mass sensor systems for the detection and analysis of chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  The transaction was structured as a reorganization of Ion Metrics with and into a newly formed, wholly-owned subsidiary of the Company.  The total purchase price, including $564,000 of assumed liabilities, was approximately $3,309,000.  As part of the transaction, the Company issued to the former stockholders of Ion Metrics consideration consisting of 2,000,000 shares of the Company’s common stock, par value $0.10 per share.    The integration of the Ion Metrics technologies into the Company’s Quantum Sniffer product line is expected to provide opportunities to introduce smaller, lower cost, and higher performance security solutions.  Please refer to Note 17 for further information relative to the acquisition of Ion Metrics.

Sale of Accurel

In May 2007, the Company sold substantially all of the assets of our Accurel Systems subsidiary to Evans Analytical Group, LLC (“Evans”) for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  In February 2008, Evans filed suit in the Superior Court of the State of California, Santa Clara County, requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  More recently, Evans filed motions to attach substantial portions of our assets prior to any final judgment on the merits of Evans’ claims.  On November 7, 2008, the Court denied Evans’ motions.  We are vigorously defending ourselves against Evans’ claims.  No assurance can be given, however, that we will be successful in our defense against Evans’ claims, and any substantial final judgment in favor of Evans would have a material adverse effect on our business, assets and results of operations and could require us to file for protection under bankruptcy laws.  Moreover, we believe that our litigation with Evans has made it extremely difficult to raise capital we need to operate our business.

Sale of Core

In February 2008, the Company announced its plan to sell Core Systems (“Core” or “Core Systems”), its wholly-owned semiconductor subsidiary and engaged Noblemen Holdings, LLC to facilitate this plan.  Because this sale is more likely than not to occur within the next 12 months, the Semiconductor Reporting Unit is reported as discontinued operations in the accompanying financial statements (See Note 19).

Sale of Medical Reporting Unit

In June 2007, the Company sold certain of the assets related to its brachytherapy products and divested the prostate seed and medical software businesses.  In March 2008, the Company informed its medical coatings customers of its intention to discontinue coating operations by the end of the 2008 calendar year.  In July 2008 and August 2008, under two separate asset purchase agreements, the Company sold certain assets of our medical coatings business, with proceeds aggregating to approximately $1,145,000.  Further, in July 2008, the Company entered into a definitive agreement to sell the remaining assets of our medical business, conclusion of which is dependent upon receipt of the final payment.  The Company has signed a non-binding term sheet to sell the remaining medical coating assets.  Given that these transactions are more likely than not to occur within the next 12 months, the Medical Reporting Unit is reported as discontinued operations in the accompanying financial statements.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CorNova

The Company has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  The Company owns common stock in CorNova representing a 15% ownership interest in CorNova, (See Note 15).

Risks and Uncertainties

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products.  For the three months ended September 30, 2008, the Company reported net income applicable to common shareholders of $167,000, loss from continuing operations of $634,000 and provided $973,000 in cash from operating activities of continuing operations.  As of September 30, 2008, the Company had an accumulated deficit of approximately $59,553,000 and a working capital deficit of $2,298,000.  Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations.  Failure of the Company to achieve its projections may require the Company to seek additional financing or discontinue operations.

On June 27, 2008, the Company entered into an amendment to the Loan Agreement with Bridge Bank, N.A. (the “Bank”), which amended and restated the terms of the Company's credit facility and whereby the Bank waived certain existing and anticipated events of default arising from the Company’s failure and anticipated failure to comply with the required minimum current ratio and minimum tangible net worth financial covenants and the failure to comply with planned revenue and annual forecast for the quarter ended March 31, 2008 and June 30, 2008, respectively.  The Company was in violation of the required minimum current ratio and minimum tangible net worth covenants associated with this facility at June 30, 2008, which noncompliance was also waived by the bank.

The Company entered into a Loan and Security Modification Agreement with the Bank on August 29, 2008, which agreement amended and restated the terms of the Credit Facility.  As amended, the credit facility was reduced to $1,500,000, from $5,000,000 and provides for advances of up to 80% of the Company’s eligible domestic accounts receivable and the lesser of $500,000 or 50% of the Company’s eligible foreign accounts receivable, bears interest at the prime rate, plus 2-1/4% per annum, and is collateralized by all assets of the Company.

On October 20, 2008, the Bank delivered a notice of default to the Company requiring payment of all amounts outstanding under the credit facility, as a consequence of the Company’s failure to achieve the required financial performance measured on a rolling 90 day average for revenue and net income (loss) and failure to complete the sale of assets.  The Company entered into an Amendment to Amended and Restated Loan and Security Agreement on October 24, 2008, whereby the Bank rescinded the demand for payment of all amounts outstanding and waived the Company’s noncompliance.  As amended, the maturity date is the earlier of November 30, 2008 or the date that the Company receives the first proceeds from the sale of Core Systems.  Further, the Company agreed to pay a forbearance fee to the Bank equal to $75,000 on the earlier of November 30, 2008 or the date that the Company receives the first proceeds from the sale of Core Systems.  As of September 30, 2008, the unpaid balance due under the credit facility with the Bank was $718,000.

Management believes there are plans in place to sustain operations for the near future.  These plans depend on current sales, expense and cash flow projections, availability under the Company’s line of credit, a substantial increase in sales of the Company’s handheld trace explosives detector product, the sale of Core and other assets, and the ability of the Company to raise additional capital.  To further sustain the Company, improve its cash position, and enable it to grow while reducing debt, management will need to seek additional capital through private financing sources during the next twelve months.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control costs at the Company and actively seek needed capital through sales of its products, equity infusions, government grants and awards, strategic alliances, and through its lending institutions.

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations.  The Company’s Series D Redeemable Convertible Preferred Stock contains mandatory redemptions on a monthly basis.  These mandatory redemptions are

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

redeemable in cash or shares of the Company’s common stock, at the Company’s option, so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price.  The Company received a waiver of the monthly amortization payments for the period December 2006 through August 2007, to the mandatory redemption date.  The redemption payments resumed in September 2007.  In September, 2008, the Company amended the Securities Purchase Agreement with Laurus Master Fund, Ltd., under which the Series D Preferred Stock was issued, extending the mandatory redemption date to October 24, 2008, at which time redemption of the remaining shares of the Series D Preferred Stock was required.  Our obligations to Laurus are secured by a security interest in substantially all of our assets.  As of September 30, 2008, the outstanding balance due to Laurus was approximately $2,121,000.  The Company made a payment of $250,000 to Laurus, inclusive of $22,000 of dividends, on October 2, 2008, and upon application of this payment, the balance expected to be paid to Laurus on October 24, 2008 was approximately $1,893,000.  The Company did not meet its redemption obligation on October 24, 2008.

On November 4, 2008, the Company again amended the Securities Purchase Agreement, effective as of October 31, 2008.  Under the amendment the Company and the Holders agreed that the amount necessary to redeem in full the Series D Preferred Stock is approximately $2,461,000, together with accrued and unpaid dividends.  The Company redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed as of the October 31, 2008 redemption date by agreeing to issue 929,535 shares of its common stock, and redeemed the balance with a cash payment of $250,000.  Subject to the terms and conditions of the amendment to the Securities Purchase Agreement, the Company is obligated to make monthly redemption payments through the new mandatory redemption date of April 10, 2009.

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three months ended September 30, 2008 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K, as amended, as of and for the year ended June 30, 2008.

The balance sheet at June 30, 2008 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company reflecting its operations in Massachusetts and California.

As a result of the Company’s decision to dispose of Core, the assets and liabilities of Core are presented in the accompanying condensed consolidated balance sheet as assets and liabilities held for sale as of September 30, 2008

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and June 30, 2008 and the operating results of Core are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three months ended September 30, 2008 and 2007.

As a result of the Company’s decision to dispose of the medical business unit, the assets and liabilities of the medical business unit are presented in the accompanying condensed consolidated balance sheet as assets and liabilities held for sale as of September 30, 2008 and June 30, 2008, and the operating results of the medical business unit are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three months ended September 30, 2008 and 2007.

Additionally, the following notes to the condensed consolidated financial statements include disclosures related to the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

Significant accounting policies are described in Note 2 to the financial statements included in Item 7 of the Company’s Form 10-K, as amended, as of June 30, 2008.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, valuation for goodwill and acquired intangible assets, and realization of amounts held in escrow.

Certain reclassifications were made to the financial statements for the three months ended September 30, 2007 to conform to the presentation for the three months ended September 30, 2008.

3.	Fair Value Measurement

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” on July 1, 2008.  SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Under SFAS No. 157, the Company’s cash and cash equivalents, which had a balance of approximately $2,013,000, was required to be measured at fair value at September 30, 2008 and the balance was included in Level 1 inputs.

4.	Restricted Cash

As of both September 30, 2008 and June 30, 2008, the Company had restricted cash of $514,000.  As of both September 30, 2008 and June 30, 2008, restricted cash consisted of $439,000 held in a money market account which collateralized the Company’s performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for security product which shipped in the first quarter of fiscal 2009.  At both September 30, 2008 and June 30, 2008, restricted funds included $75,000 deposited in certificates of deposit, which collateralize two (2) credit cards issued by the Company’s primary lender.

5.	Stock Based Compensation

The Company’s condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007 include $114,000 and $132,000, respectively, of compensation costs and no income tax benefit related to the Company’s stock-based compensation arrangements for employee and non-employee director awards.  As of September 30, 2008, the total amount of unrecognized stock-based compensation expense was approximately $824,000, which will be recognized over a weighted average period of 2.9 years.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” specifies the nature of information that is required to be disclosed in financial statements regarding related party transactions.  The former chairman of Ion Metrics, Inc., (“Ion Metrics”) which entity was acquired by the Company on April 10, 2008, serves as a Managing Director of a merger and acquisition and management advisory company (the “Advisory Company”), that has been engaged by the Company to market the Company’s wholly-owned subsidiary, Core Systems.  During the three months ended September 30, 2008 and 2007, the Advisory Company was paid $30,000 and $0, respectively.  As of September 30, 2008, the Company recorded payables to the Advisory Company of $9,000.

In connection with the acquisition of Ion Metrics, the Company entered into a Board Observer Rights Agreement, effective as of April 10, 2008, providing for, among other things, the right of one representative of Ion Metrics' shareholders to attend meetings of the Company’s board of directors as an observer, which role has been represented by the former chairman of Ion Metrics.  On October 13, 2008, the Company and the former Ion Metrics' shareholders agreed to terminate the Board Observers Rights Agreement and agreed to terminate the Escrow Agreement, as further described in Note 17.  Further, the Company has entered into a Fixed Asset Lease Agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman.

7.	Inventories

Inventories consist of the following:

	September 30,	June 30,
	2008	2008
Raw materials	$300,000	$400,000
Work in progress	32,000	23,000
Finished goods	591,000	302,000
	$923,000	$725,000

8.	Property and Equipment

Property and equipment consists of the following:

	September 30,	June 30,
	2008	2008
Machinery and equipment	$523,000	$517,000
Computers and software	879,000	871,000
Furniture and fixtures	164,000	164,000
Leasehold improvements	369,000	369,000
Equipment under capital lease	93,000	93,000
	2,028,000	2,014,000
Less: accumulated depreciation and amortization	1,625,000	1,571,000
	$403,000	$443,000

For the three months ended September 30, 2008 and 2007, depreciation expense was $54,000 and $41,000, respectively.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	June 30,
	2008	2008
Accrued compensation and benefits	$845,000	$807,000
Accrued taxes	289,000	289,000
Accrued legal and accounting	330,000	259,000
Accrued interest	57,000	46,000
Accrued warranty costs	615,000	104,000
Accrued commissions	460,000	-
Other accrued liabilities	541,000	557,000
	$3,137,000	$2,062,000

10.	Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of September 30, 2008 and 2007, potentially dilutive shares of 0 shares and 135,000 shares, respectively, were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

11.	Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

On July 31, 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Med-Tec Iowa, Inc (“Med-Tec”) its former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under a January 2000 Distribution Agreement.  The purchase price of $1,250,000 which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and is being amortized over its estimated useful life of 29 months.  The outstanding and past due principal balance as of September 30, 2008 and June 30, 2008 was approximately $74,000, and $80,000 respectively.

Revolving Credit Facility and Term Note

On June 1, 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley based Bridge Bank, N.A. (the “Bank”).  On January 3, 2007, the Company executed an Amended and Restated Loan and Security Agreement with the Bank increasing the revolving credit facility from $1,500,000 to $5,000,000.

On June 27, 2008, the Company entered into an amendment to the Loan Agreement with the Bank, which amended and restated the terms of the credit facility.  The Bank also waived certain existing and anticipated events of default arising from the Company’s failure and anticipated failure to comply with the required minimum current ratio and minimum tangible net worth financial covenants and the failure to comply with planned revenue and annual forecast for the quarter ended March 31, 2008 and June 30, 2008, respectively.  The Company was in violation of the required minimum current ratio and minimum tangible net worth covenants associated with this facility at June 30, 2008, which noncompliance was also waived by the bank.  Pursuant to the amended Loan Agreement, the Company was required to pay a $10,000 default fee and reimburse the bank for legal expenses of approximately $2,000 incurred in connection with the amendment.  Further, the Bank consented to the following transactions, contemplated by the Company: i) the sale of certain assets of the Company’s medical business, ii) the sale of certain assets of the Company’s brachytherapy business, and iii) the sale of the Company’s semiconductor business, subject to minimum proceeds of $3,000,000.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Loan Agreement, the Company issued to the Bank a seven-year warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share.  The warrant was valued using the Black Scholes model.  Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the warrant was recorded at its relative fair value of $28,000 and accreted  to the term note over the life of the note.  As of September 30, 2008, approximately $28,000 has been amortized.  Pursuant to the amended Loan Agreement, the Company issued to the Bank a seven-year warrant to purchase up to 43,860 shares of the Company’s common stock at a price equal to $1.14 per share.  The warrant was valued using the Black Scholes model.  Pursuant to ABP No 14, the warrant was recorded at its relative fair value of $29,000 and was charged to interest expense during the year ended June 30, 2008.

The Company entered into a Loan and Security Modification Agreement with the Bank on August 29, 2008, which agreement amended and restated the terms of the Credit Facility.  As amended, the Credit Facility was reduced to $1,500,000, from $5,000,000 and provides for advances of up to 80% of the Company’s eligible domestic accounts receivable and the lesser of $500,000 or 50% of the Company’s eligible foreign accounts receivable, bears interest at the prime rate, plus 2-1/4% per annum, and is collateralized by all assets of the Company.

As of September 30, 2008 and June 30, 2008, the Company’s obligation for borrowed funds under the credit facility amounted to $718,000 and $862,000, respectively.

On October 20, 2008, the Bank delivered a notice of default to the Company requiring payment of all amounts outstanding under the credit facility, as a consequence of the Company’s failure to achieve the required financial performance measured on a rolling 90 day average for revenue and net income (loss) and failure to complete the sale of assets.  The Company entered into an Amendment to Amended and Restated Loan and Security Agreement on October 24, 2008, whereby the Bank rescinded the demand for payment of all amounts outstanding and waived the Company’s noncompliance.  As amended, the maturity date shall be the earlier of November 30, 2008 or the date that the Company receives the first proceeds from the sale of Core Systems.  Further, the Company agreed to pay a forbearance fee to the Bank equal to $75,000 on the earlier of November 30, 2008 or the date that the Company receives the first proceeds from the sale of Core Systems.

12.	Redeemable Convertible Preferred Stock

On September 30, 2005, the Company issued 500,000 shares of Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) having a stated value of $10 per share, pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) for gross cash proceeds of $5,000,000.  The Series D Preferred Stock has a dividend equal to the prime rate plus one percent (1%) (6.00% at September 30, 2008) and provided for redemption over a thirty-six month period, pursuant to an amortization schedule,.

On December 28, 2006, Laurus consented to permit the Company to defer the December 2006 through August 2007 redemptions to September 30, 2008, the end of the term. The monthly redemption of approximately $152,000 plus accrued dividends resumed on September 1, 2007 and continued until the final payment date on September 30, 2008.  The amount due on September 29, 2008, including accrued dividends, was $2,143,000.  Subject to certain conditions, including the market price of the Company’s common stock being above $4.57 per share, the Company has the option to pay this amount in cash or common stock at a fixed conversion price of $4.15 per common share.

On September 30, 2008, the Company further amended the Securities Purchase Agreement to extend the mandatory redemption date to October 24, 2008, at which time the Company is required to redeem the shares of Series D Preferred Stock, including unpaid dividends.  In consideration for extending the mandatory redemption date, the Company agreed to pay an amount equal to no less than $250,000, which payment shall be applied first to accrued and unpaid dividends on the Series D Preferred Stock and then to any outstanding principal balance.  The Company valued the Series D Preferred Stock at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including certain warrants, the embedded derivative instruments and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D Preferred Stock, the amount allocated to warrants, the value attributed to the embedded derivatives and issuance costs.  The Company is accreting these discounts on the carrying value of the Series D Preferred Stock to its redemption value at September 29, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  For the three months ended September 30, 2008 and 2007, $155,000 and $218,000, respectively, was amortized.  As of

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2008 and June 30, 2008, the outstanding balance on the Series D Preferred Stock was $2,121,000 and $2,424,000, respectively.

On November 4, 2008, the Company again entered into an amendment to the Securities Purchase Agreement, effective as of October 31, 2008.  Under the amendment the Company and the Holders agreed that the amount necessary to redeem in full the Series D Preferred Stock is approximately $2,461,000, together with accrued and unpaid dividends and the new mandatory redemption date is April 10, 2009.

The following table sets forth the redemption dates and amount due on said dates, together with dividends accrued, to the extent such portions have not been converted into shares of the Company’s common stock pursuant to the Securities Purchase Agreement :

Repayment Date	Redemption Amount	Remaining Stated Value
October 31, 2008	$518,000	$1,943,000
November 28, 2008	800,000	1,143,000
December 19, 2008	250,000	893,000
January 16, 2009	250,000	643,000
February 13, 2009	250,000	393,000
March 13, 2009	250,000	143,000
April 10, 2009	143,000	-

Notwithstanding the foregoing, the Company also agreed that, within two business days of the consummation of the sale of substantially all of the assets and/or equity of its Core Systems subsidiary to any third party, the Company will redeem no less than $800,000 of the Series D Preferred Stock.  The amount of such redemption will first be applied to reduce accrued and unpaid dividends on the Series D Preferred Stock and then to reduce the monthly redemption amounts set forth above in chronological order of maturity.

The Company redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed as of the October 31, 2008 Redemption Date by agreeing to issue to the Holder 929,535 shares of its common stock (the “Payment Shares”), and redeemed the balance with a cash payment of $250,000.  The Payment Shares were valued at $0.28829 per share, which was equal to the volume-weighted average price of the Company’s common stock as reported by Bloomberg, L.P. for the 15-day period immediately preceding the date of the amendment.  The Holder has agreed, with certain exceptions, not to transfer any of the Payment Shares or any interest therein, directly or indirectly, prior to April 30, 2009.  The Company has the right to repurchase up to 50% of the Payment Shares prior to April 30, 2009 at a price per share equal to 110% of volume-weighted average price of the Payment Shares as reported by Bloomberg, L.P. for the 15-day period immediately preceding the date upon which the Holder receives notice of the Company’s desire to repurchase such Payment Shares.

13.	Stockholders’ Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, the Company has issued warrants to purchase common stock of the Company.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.  During the three months ended September 30, 2008 and 2007, the Company issued no warrants to purchase shares of the Company’s common stock.  As of September 30, 2008, there were warrants outstanding to purchase 2,297,627 shares of the Company’s common stock at exercise prices ranging from $1.14 to $12.45 expiring at various dates between November 25, 2008 and June 27, 2015.

The Company issued no shares of common stock during the three months ended September 30, 2008 and 2007, as a result of the exercise of options by employees and consultants.

Employee Stock Purchase Plan

During the three months ended September 30, 2008 and 2007, the Company issued 31,147 shares and 18,977 shares, respectively, of its common stock to its employees pursuant to the terms of the 2006 Employee Stock Purchase Plan.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock and Other Transactions

In June 2004, the Board authorized the Company to repurchase up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of September 30, 2008 and June 30, 2008, 10,545 shares were held in treasury at cost.  During the each of the three months ended September 30, 2008 and 2007, the Company repurchased no shares of the Company’s common stock.  As of September 30, 2008, the maximum number of shares authorized to be repurchased were 289,455.

14.	Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

For the three months ended September 30, 2008 and 2007, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

15.	Investment in CorNova

As of both September 30, 2008 and June 30, 2008, the Company had a 15% ownership interest, respectively, in the common stock of CorNova.  During the three months ended September 30, 2007, the Company recorded equity in comprehensive income of CorNova of $7,000 (related to unrealized holding gains on securities classified as available-for-sale).  As a result of the cumulative net losses incurred, the Company’s investment in CorNova was $0 as of September 30, 2008.

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

16.	Commitments and Contingencies

The Company leases manufacturing, research and office space in Wakefield, Massachusetts, the lease of which expires on December 31, 2008.  Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility.  The Company leases two facilities in Sunnyvale, California.  The leases expire in December 2009 and September 2010, respectively.  The Company has an option to extend each lease for five additional years.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, the Company executed a sublease agreement for one of its California facilities.  As a result of the Ion Metrics acquisition, the Company assumed the obligation of a lease for research and office space in San Diego, California, which lease expires on January 31, 2009.  In addition, in March 2008, the Company entered into a six month lease for office space in Beijing, China, to support the sales activities in the region.  Total rent expense, including assessments for maintenance and real estate taxes for the three months ended September 30, 2008 and 2007, for both continuing and discontinued operations was $378,00 and $359,000, respectively.

In conjunction with the acquisition of Accurel, in March 2005, the Company recorded a lease liability of $829,000.  This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, had the lease been negotiated under current market conditions.  Subsequently, as a result of the sale of Accurel, the Company has recorded an additional liability of $487,000 representing that portion of the lease in excess of the sublease arrangement with Evans.  The balance of the lease liability on September 30, 2008 is $631,000 of which $322,000 is current.

In April 2007, in conjunction with the Company’s plans to conduct research, development and minor manufacturing work in New Mexico, the Company executed an operating lease which was initially to expire on

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2010.  The lease allowed for early termination, which the Company elected in February 2008.  As a result of the early termination, the Company is responsible for reimbursing the landlord for certain leasehold improvements over a 24 month period.  As of September 30, 2008, the balance due is approximately $29,000 and is included in Accrued Expenses.

The Company is obligated under two license agreements, assumed in connection with the acquisition of Ion Metrics, whereby the Company has been granted rights to use certain intellectual property for safety, security and drug applications, which the Company intends to incorporate into future security product offerings.  Minimum royalty payments due in fiscal 2009 are $50,000 and no payments have been made in the three months ended September 30, 2008.

17.	Acquisition

On April 10, 2008, the Company acquired all of the capital stock of Ion Metrics.  The transaction was being structured as a reorganization of Ion Metrics with and into a newly formed, wholly-owned subsidiary of the Company.  The operating results of Ion Metrics have been included in the Company’s statement of operations commencing on April 10, 2008.

The aggregate purchase price of Ion Metrics, excluding assumed liabilities, was $2,745,000.  As part of the Transaction, the Company issued to the former stockholders of Ion Metrics consideration consisting of 2,000,000 shares of the Company’s common stock, par value $0.10 per share.  The fair value of the Company's common stock was determined based on the average market price of the Company's common stock over a period of time before April 10, 2008, the date fair value is to be determined, pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”  The Company issued the 2,000,000 shares of the Company’s common stock to the IMI Stockholders in August 2008.  The Company entered into an agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman, whereby the Company assumed certain Ion Metrics obligations and rights.  In consideration for the assignment of these obligations and rights, the Company agreed to a $50,000 fee payable to the Ion Metrics shareholders for these assignments.  This agreement also included modifications to these assumed obligations including the deferral of payment obligations for a period up to 12 months from the closing date.

The former Ion Metrics stockholders have agreed not to sell any of their shares of common stock for a period of 18 months from the closing date; provided however for the period from six to 18 months after the closing date, each holder may sell, in any three month period, the greater of (a) 1% of the outstanding shares of the same class being sold or (b) if the class is listed on a stock exchange or quoted on the American Stock Exchange, the greater of (i) 1% of the outstanding shares of such class or (ii) the average reported weekly trading volume during the four weeks preceding the sale.

In connection with this transaction, the Company entered into an escrow agreement with Ion Metrics and ComputerShare Trust Company, as escrow agent.  The Company deposited 400,000 shares of common stock, representing 20% of the purchase price, into an escrow account.  Any valid claims for indemnification made by the Company pursuant to the Merger Agreement will be paid from the escrowed shares.  The escrow agreement initially provided, subject to any claims of indemnifications, for a release of the escrowed shares on April 10, 2009.  On October 13, 2008, the Company agreed to the complete release of the escrowed shares.

The transaction also included board observer rights which permitted a designee of the former IMI stockholders to attend meetings of the Company's board of directors.  On October 13, 2008, the Company and the former Ion Metrics shareholders mutually agreed to terminate these observers rights.

The following table summarizes the purchase price:

Cash	$91,000
Direct costs	140,000
Payable to Ion Metrics Shareholders	2,514,000
$2,745,000

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
$2,745,000

The allocation of purchase price is the responsibility of management.  The Company considered a number of factors, including professional appraisals, for the valuation of equipment acquired, in making its purchase price allocation determination.  The acquisition of Ion Metrics resulted in goodwill of $3,136,000 and the identification of $69,000 of intangible assets with finite lives.  The intangible assets are being amortized over a period of twelve months, the estimated useful lives of the assets, from the date of acquisition, April 10, 2008.  Amortization expense for the three months ended September 30, 2008 to the intangible assets was $18,000.

The acquisition of Ion Metrics is accounted for as a purchase under SFAS No. 141, “Business Combinations.”  Accordingly, the operating results of Ion Metrics are included in the accompanying condensed consolidated financial statements since the acquisition date as part of the Company's Security segment.

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

19.	Discontinued Operations

Core Systems, Inc.

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying condensed consolidated balance sheets and statements of operations present the results of Core as discontinued operations.  The Company’s Board of Directors approved a plan to sell Core in February 2008.  The Company has (i) eliminated Core’s financial results from its ongoing operations, (ii) determined that Core, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Core financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Core or cash flows from Core after the sale.  Accordingly, the assets and liabilities of Core are classified as held for sale as of September 30, 2008 and June 30, 2008.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed results of operations relating to Core for the three months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended
	September 30,
	2008	2007
Revenues	$1,506,000	$1,737,000
Gross profit	295,000	(38,000)
Operating income (loss)	17,000	(409,000)
Income (loss) from discontinued operations	16,000	(410,000)

The assets and liabilities of Core as of September 30, 2008 and June 30, 2008 are as follows:

	September 30,	June 30,
	2008	2008
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$889,000	$1,178,000
Inventories	278,000	251,000
Prepaid expenses and other current assets	-	-
Total current assets of discontinued operations	1,167,000	1,429,000
Non-current assets of discontinued operations:
Property, plant and equipment, net	850,000	833,000
Goodwill	1,195,000	1,195,000
Other assets	25,000	25,000
Intangible assets, net	32,000	32,000
Total non-current assets of discontinued operations	2,102,000	2,085,000
Total assets of discontinued operations	$3,269,000	$3,514,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Current portion of long term debt and capital leases	$4,000	$5,000
Accounts payable	432,000	517,000
Accrued expenses	411,000	316,000
Deferred revenue	10,000	10,000
Total current liabilities of discontinued operations	857,000	848,000
Non-current liabilities of discontinued operations:
Long-term debt and obligations under capital lease, net of current maturities	1,000	1,000
Total liabilities of discontinued operations	$858,000	$849,000

Medical Business Unit

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying condensed consolidated balance sheets and statements of operations present the results of the Medical Business Unit as discontinued operations.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed results of operations relating to the Medical Business Unit for the three months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended
	September 30,
	2008	2007
Revenues	$357,000	$134,000
Gross profit	43,000	(178,000)
Operating income (loss)	43,000	(227,000)
Gain on sale of assets	931,000	-
Income (loss) from discontinued operations	974,000	(227,000)

The assets and liabilities of the Medical Business Unit as of September 30, 2008 and June 30, 2008 are as follows:

	September 30,	June 30,
	2008	2008
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$272,000	$149,000
Inventories	297,000	305,000
Total current assets of discontinued operations	569,000	454,000
Non-current assets of discontinued operations:
Property, plant and equipment, net	368,000	560,000
Total non-current assets of discontinued operations	368,000	560,000
Total assets of discontinued operations	$937,000	$1,014,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$160,000	$100,000
Accrued expenses	61,000	131,000
Total liabilities of discontinued operations	$221,000	$231,000

20.	Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

Evans Analytical Group LLC

In May 1, 2007, the Company sold substantially all of the assets of our Accurel Systems subsidiary to Evans Analytical Group, LLC ("Evans") for approximately $12,705,000.

In connection with this transaction, we entered into an escrow agreement with Evans, Accurel, and Zions First National Bank.  Pursuant to the escrow agreement, Evans deposited $1,000,000 of the total purchase price for the assets into an escrow account.  The escrow agreement provided, subject to any claims of indemnifications, for a release of $500,000 on approximately each of March 31, 2008 and March 31, 2009.

Also in connection with the transaction, we entered into a Non-competition and Nondisclosure Agreement with Evans whereby we agreed not to engage in any business that directly competes with the business of Accurel.  In addition, this agreement prohibits us from disclosing any confidential information concerning the business of Accurel.  This agreement will remain in effect for five years from the date of its execution.

On February 22, 2008, Evans filed suit requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  On March 28, 2008, Evans filed a formal claims notice with the escrow agent prohibiting release of any portion of the escrow to the Company as a result of the litigation.  As a

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

result that Company has classified the $1,000,000 escrow amount as a long term asset.  More recently, Evans filed motions to attach substantial portions of our assets prior to any final judgment on the merits of Evans’ claims.  On November 7, 2008, the Superior Court of the State of California, Santa Clara County, denied Evans’ motion.  Management believes the Evans’ claims are without merit and, in addition, management does not believe that potential liabilities, if any, are currently probable or estimable.  We are vigorously defending ourselves against Evans’ claims.  No assurance can be given, however, that we will be successful in our defense against Evans’ claims, and any substantial final judgment in favor of Evans would have a material adverse effect on our business, assets and results of operations, and could require us to file for protection under bankruptcy laws.  Moreover, we believe that our litigation with Evans has made it extremely difficult to raise capital we need to operate our business.

Rapiscan Systems, Inc.

In March 2005, we entered into a Development, Distribution and Manufacturing Agreement with Rapiscan Systems, Inc. (“Rapiscan”), in which we granted Rapiscan the exclusive worldwide rights to market our Quantum SnifferTM portable and benchtop trace detection devices under their private label.  We also agreed to grant Rapiscan the exclusive worldwide rights to distribute certain other new security products which we may develop in the future with their funding, as well as rights, in some circumstances, to manufacture certain components of the private-labeled Quantum SnifferTM portable and benchtop trace detection devices.

In March 2006, Rapiscan filed a complaint against the Company and its contract assembler, Columbia Tech, alleging claims against the Company of breach of contract and breach of warranty and requested specific performance, declaratory relief and injunctive relief.  Rapiscan’s complaint against Columbia Tech alleged tortuous interference with contractual relations and requested injunctive relief and declaratory relief.  In April 2006, Rapiscan dismissed all claims against Columbia Tech.

On January 4, 2008, the Company settled this litigation.  In addition to the immediate dismissal of the litigation, other terms of the settlement agreement include (i) the rescission of the original agreement with Rapiscan, (ii) the payment by the Company of $200,000, in the form of 221,729 shares of the Company’s common stock,  (iii) the granting of non-exclusive distribution rights to Rapiscan, (iv) the payment by the Company of up to $1,000,000 in technology transfer fees, payable over time at a rate of 2% of the gross sales price received by the Company when and if a passenger portal is sold, and (v) the opportunity for Rapiscan to supply certain components to the Company.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business.  We do not believe that any of these proceedings will have a material adverse effect on our business.

21.	Subsequent Events

On  October 10, 2008, the Company received a notice of default on its credit facility from Bridge Bank, N.A. (the “Bank”) with respect of violation of depository accounts, financial reporting and failure to complete sale of an asset.  Further, on October 20, 2008, the Bank delivered a notice of default to the Company requiring payment of all amounts outstanding under the credit facility, as a consequence of the Company’s failure to achieve the required financial performance measured on a rolling 90 day average for revenue and net income (loss) and failure to complete the sale of assets.  On October 24, 2008, the Company executed an agreement with Bridge Bank, N.A., which cured these events of default and amended the maturity date of the credit facility to be the earlier of November 30, 2008 or the date that the Company receives the first proceeds from the sale of Core Systems.  Please refer to Note 12 for further information.

On November 4, 2008, the Company and LV Administrative Services, Inc., as administrative and collateral agent (the “Agent”) for each of Laurus and Valens Offshore SPV I, Ltd. (“Valens Offshore” and together with Laurus and the Agent, the “Holders”), entered into an amendment, effective as of October 31, 2008, to the Securities Purchase Agreement under which the Company had issued 500,000 shares of its Series D Redeemable Convertible Preferred Stock to Laurus.  Under the amendment the Company and the Holders agreed that the amount necessary to redeem in full the Series D Stock is approximately $2,461,000, together with accrued and unpaid dividends.  The Company redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed as of the October 31, 2008 redemption date by agreeing to issue to the Holder 929,535 shares of its common stock, and redeemed the balance with a cash payment of $250,000.  Subject to the terms and conditions of the amendment to the Securities Purchase Agreement, the Company is obligated to make monthly redemption payments through the mandatory redemption date of April 10, 2009.  Please refer to Note 11 for further information.

IMPLANT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 4, 2008, the Company and Dr. Anthony Armini entered into an amendment to the Transition Agreement dated as of September 27, 2007, between the Company and Dr. Armini, pursuant to which the annual rate of compensation payable to Dr. Armini will be reduced from $250,000 to $200,000 from November 4, 2008 and through the expiration of the Transition Agreement.

On November 7, 2008, the Superior Court of the State of California, Santa Clara County, denied motions by Evans Analytical Group, LLC to attach our assets prior to any final judgment on the merits of Evans’ claims.  Please refer to Note 20 for further information.

On November 14, 2008, the Company and its wholly owned subsidiary C Acquisition Corp. (which operates under the name Core Systems) signed a definitive agreement to sell substantially all of Core Systems’ assets for a purchase price of $3,000,000 plus the assumption of certain liabilities.  The buyer, an entity newly formed by Core Systems’ general manager and certain other investors (the "Buyer"), made an initial down payment of $250,000 prior to the execution of the definitive agreement.  The balance of the purchase price will be paid at the closing by delivery of $1,250,000 in cash and a promissory note in the amount of $1,500,000.  The promissory note will require the Buyer to pay $500,000 on or before December 24, 2008, and the remaining principal balance, together with accrued interest, in equal monthly installments over a period of 60 months commencing on February 1, 2009.  The note will be secured by a security interest in all of the Buyer’s assets.

The asset purchase agreement contains customary representations, warranties, covenants and conditions to closing, including representations, warranties and covenants of the Company.  In addition, the Buyer’s obligation to complete the transaction is subject to the consent of the Company’s lenders.  The transaction is expected to close by November 21, 2008.  There can be no assurance that the transaction will be completed. In the event that the agreement is terminated by the Company or by the Buyer prior to the closing, the Company will be required to return to the Buyer the $250,000 down payment, without interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”).  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q.  Important factors that could cause actual results to differ from our predictions include those discussed under this “Management’s Discussion and Analysis.”  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  We urge readers to review carefully the risk factors described in this Quarterly Report, in our Annual Report on Form 10-K, for the fiscal year ended June 30, 2008, as amended, and in the other documents that we file with the Securities and Exchange Commission.  You can read these documents at www.sec.gov.

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

Semiconductor Business Unit

Our business began as a result of the development of our proprietary ion-beam technology and application of this technology in services to the semiconductor industry.  In October 2004, we acquired Core Systems Inc., a privately-held semiconductor wafer processing company located in Sunnyvale, California for $7,486,000 in cash and common stock of the Company.  In February 2008, our Board approved a formal plan to sell Core Systems as part of our strategic initiative to focus on our security business.  As of September 30, 2008 and June 30, 2008, the assets and liabilities of Core have been recorded on our balance sheet as held-for-sale.  For the three months ended September 30, 2008 and 2007, the operations of Core have been recorded in our statements of operations as discontinued operations.

In March 2005, we acquired Accurel Systems International Corporation, a privately-held semiconductor wafer analytical services company located in Sunnyvale, California for $12,176,000 in cash and common stock.  In March 2007, our Board approved a formal plan to sell Accurel Systems as part of our strategic initiative to focus on our security business.  In May 2007, we completed the sale of Accurel Systems to Evans Analytical Group LLC, in exchange for $12,705,000 in cash of which $1,000,000 was placed in escrow. In February 2008, Evans filed suit requesting rescission of the acquisition agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrowed funds pending resolution of the lawsuit.  As a result we have classified the $1,000,000 of escrowed funds as a long term asset.  We have retained legal counsel in defense of these claims.

Medical Business Unit

We used our ion beam technology to develop ion implantation and thin film coatings applications for medical devices.  The primary medical related businesses in which we engaged were (i) providing services to medical device companies for surface modification of implantable devices, (ii) the development of brachytherapy products, and (iii) the manufacture and sales of our proprietary radioactive seeds for the treatment of prostate cancer.

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain assets associated with our prostate seed business and discontinued the manufacturing of brachytherapy products.  Management currently has plans in place to sell the remaining medical segment assets and discontinue the surface modification services provided to the medical device marketplace by the end of calendar 2008.  As of September 30, 2008 and June 30, 2008, the assets and liabilities of the Medical Business Unit have been recorded on our balance sheet as held-for-sale.  For the three months ended September 30, 2008 and 2007, the operations of the Medical Business Unit have been recorded in our statements of operations as discontinued operations.

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

In April 2008, we acquired all of the capital stock of Ion Metrics, Inc., located in San Diego, California.  Ion Metrics’ develops mass sensor systems to detect and analyze chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  Ion Metrics’ miniaturized devices and system designs provide high performance and reliability in combination with low manufacturing costs.  The operating results of Ion Metrics have been included in our condensed consolidated statement of operations commencing on April 10, 2008.

Technology and Intellectual Property

Since May 1999, we have performed research and development in the area of ETD.  We have developed several proprietary technologies in key areas of ETD which we believe improve the harvesting, collection and detection of trace particles and vapors of explosives substances.  In addition, we continue our development efforts to adapt this technology for the detection of narcotics and other chemical agents.  Our intellectual property portfolio contains 17 security-related patents and patents pending:  six issued United States patents, 10 United States patents pending, and one licensed patent.  We believe that our portfolio of patents and patents pending provides extensive protection in sample harvesting and detection.  A key to our past and future success is our ability to innovate and offer differentiation in these areas.  We compartmentalize ETD into four major areas: (i) harvest, (ii) transport, (iii) analysis, and (iv) reporting.

Tiny particles of explosives and narcotics are “sticky” and generally adhere to surfaces.  Our competitors commonly swipe a surface to be interrogated for explosives particles with a cloth or paper material.  We have developed a patented method using an aerosol of fine dry ice particles mixed into an air puff as a means of harvesting particles, which we believe could increase collection sensitivity.  Our aerosol technology functions as a very gentle version of “sandblasting” and is safe for almost all surfaces.  We have two patents pending on this methodology.

Once the trace particle has been released from a surface, it has to be transported to a collection point.  Vortex sampling was the first of our sampling innovations.    Our vortex is similar to a miniature tornado.  It is this vortex sampling technology that enables particles released within the vortex, or blown into it, to be transported with high efficiency to a collection filter.  We have three patents issued and two patents pending in the area of vortex sampling methodology.

The particles are transported to our innovative trapping filter, which is an ultra-fine stainless steel woven mesh.  We believe the trapping filter provides an innovative solution to the more costly consumables used by several of our competitors engaged in ETD using contact methodology for sampling and detection.

Through flash desorption, an optical method for converting the chemistry of a particle, such as the chemicals composing explosives or narcotics, into a vapor, analysis can be accomplished for the discrimination of chemical properties.  In conventional trace chemical detectors, a sample is slowly warmed in an oven producing diluted vapor with low chemical concentrations.  Optical flash vaporization heats a sample almost instantaneously, producing a high sample concentration for detection.  Our spectrometers can be as much as 10 times more sensitive when optical flash vaporization is employed.  We have two patents issued and one patent pending in the area of flash desorption methodology.

Unlike conventional methods of turning molecules into ions that can be analyzed, which use a radioactive beta source, we have developed two types of photonic, non-radioactive ion sources for our instruments for applications requiring either the ionization of positive ions or negative ions.  These ion sources may be found individually or in combination within our products, depending on the application for which the ETD equipment is to be used.  We have two patents pending in the area of photonic ionization.

Reporting is the portion of the cycle that displays and stores information generated during the analysis phase.  It is the information an operator sees and indicates if an alarm condition exists or if the test is clear.  Information can be displayed in both graphical and tabular formats.

Products

Current Products

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

The QS-B200 Benchtop Explosives Detector uses dual ion mobility spectrometry ("IMS") with non radioactive ionization for the detection and identification of a wide range of military, commercial, and improvised explosives.  The QS-B200 has automatic and continuous self-calibration.  It monitors its environment, senses changes that would affect its accuracy, and re-calibrates accordingly.  For detection, the sample is collected with a standard trap, ionized, and analyzed via IMS.

Products Under Development

With the assistance of funding from the United States Department of Homeland Security, we have developed a hand sampler detector which utilizes our proprietary jetted vortex collector for non-contact collection of trace particulate materials.  We believe the hand sampler, which will be a compact, lightweight device, combined with a centralized trace explosives detection system, such as the QS-B200 Benchtop Explosives Detector, could significantly improve explosives detection capabilities.  This improved sampling process has applicability for use in detecting trace amounts of explosives found on a wide range of objects such as carry-on luggage, parcels, packages and cargo.

We believe that as market demand grows for greater precision of substance identification and the list of substances to be detected increases, more advanced detectors based on ion mobility spectrometry technology will be required.  Our acquisition of Ion Metrics enabled us to obtain miniaturized quadrupole mass spectrometry (“QMS”) QMS detector technology.  The QMS detector senses the mass of a molecular ion resulting in an “orthogonal” detection method in which a different unique characteristic of a substance is sensed.  We believe that, because it is unlikely that two substances would share the same mass and the same ion mobility in air, QMS detector technology improves the accuracy of detection and minimizes false alarms.  We are currently developing interfaces for using the detector in our advanced equipment.

Depending on the application and the number of “interfering” background chemicals, it may be necessary to incorporate additional “orthogonal” detection methods.  The combination of these sensors in series is commonly known as employing “hyphenated” detection methods.  A hyphenated system is one in which a sequence of different types of detectors all must agree that an alarm has occurred before a valid alarm is declared.  Our acquisition of Ion Metrics also provided us miniature differential mobility spectrometer (“DMS”) detector technology.  We are currently developing a fully hyphenated system employing IMS, DMS, and QMS for the Department of Homeland Security.  In addition, we have developed and applied for patents on miniaturized pumping support hardware.

Manufacturing Operations

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2008.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.  There has been no change to our critical accounting policies through the fiscal quarter ended September 30, 2008.

Results of Operations

Three Months Ended September 30, 2008 vs. September 30, 2007

Revenues

Security revenues for the three months ended September 30, 2008 were $5,948,000 as compared with $1,347,000 for the comparable prior year period, an increase of $4,601,000 or 341.6%.  Revenue from security products for the three months ended September 30, 2008 was $5,302,000 as compared with $1,200,000 for the comparable prior year period, an increase of $4,102,000 or 341.8%.  Revenue from government funded contracts for the three months ended September 30, 2008 was $646,000 as compared with $147,000 for the comparable prior year period, an increase of $499,000 or 339.5%.  The increase in security revenue is primarily a result of an increase in the number of units sold of our explosives detection products during the three months ended September 30, 2008 as compared to comparable prior year period.  The sales of security products in the three-month period ended September 30, 2008 included significant shipments of our handheld explosives detection equipment to a customer in China aggregating approximately $4,169,000 in sales, which shipments coincided with security preparations for the Beijing Olympics.  In addition, we recorded increased revenue from government contracts resulting primarily to an award from the Department of Homeland Security.

Cost of Revenues

Cost of revenues for the three months ended September, 2008 were $3,172,000 as compared with $821,000 for the comparable prior year period, an increase of $2,351,000 or 286.4%.  The increase in cost of revenues is primarily a result of the increase in sales of security products and increase in government contract revenue and the associated direct expenses of the contracts.

Gross Margin

Gross margin for the three months ended September 30, 2008 was $2,776,000 or 46.7% of security revenues as compared with $526,000 or 39.0% of security revenues for the comparable prior year period.  The increase in gross margin is a result of increased sales volume of our handheld explosives detection equipment; design changes to our handheld explosives detectors which improved the manufacturability; and overall cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer.

Research, Development and Regulatory Expenses

Research and development expense for the fiscal three months ended September 30, 2008 was $1,020,000 as compared with $651,000 for the comparable prior year period, an increase of $369,000 or 56.7%.  We continue to expend funds to expand our staff to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts.  We focused additional resources on our internally funded research and development programs during the three month period ended September 30, 2008 as compared with the comparable prior year period.  We charge our research and development personnel to cost of revenues for work performed on these contracts and grants.  Research and development expenses incurred prior to starting government contracts are charged to operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 was $2,366,000 as compared with $1,357,000 for the comparable prior year period, an increase of $1,009,000, or 74.4%.  The increase is primarily a result of costs associated with the additions to our senior management team; increased expenditures in our sales and marketing efforts, including increased selling expenses related to our China sales; and increased legal expenses.

Other Interest Income and Expense, Net

For the three months ended September 30, 2008, we recorded other expense, net of $24,000 as compared with $83,000, for the comparable prior year period, a decrease of $59,000 or 71.1%.  During the three months ended September 30, 2008 we recorded interest income of $8,000 as compared with $101,000 for the comparable prior year period.  The decrease in interest income is a result of a lower average balance of cash available for investment in short-term investments during the three month period ended September 30, 2008 as compared with the comparable prior year period.  The reduction in interest income was offset by a decrease in expenses to mark to market the embedded derivatives associated with the Series D Redeemable Convertible Preferred Stock.  There was no expense associated with this embedded derivative during the three months ended September 30, 2008 as compared to expense of $150,000 for the comparable prior year period.

Loss from Continuing Operations

Loss from continuing operations for the three months ended September 30, 2008 was $634,000 as compared with $1,565,000 for the comparable prior year period, a decrease of $931,000, or 59.5%.  The decrease in loss from continuing operations is primarily the result of increased sales of our handheld explosives detection product and improved gross margins resulting from these sales; offset by of increased spending for (i) research and development to enhance our technology and bring new products to market, (ii) the addition of senior management to execute upon our strategic repositioning and focus on the development and sale of security products, and (iii) the addition of senior management and staff to assess market requirements for security products and market and sell our current products.

Preferred Distribution, Dividends and Accretion

Preferred distribution, dividends and accretion on the Series D Redeemable Convertible Preferred Stock for the three months ended September 30, 2008 was $189,000 as compared with $307,000 for the comparable prior year period, a decrease of $118,000 or 38.4%.

Income (Loss) from Discontinued Operations

Net income from discontinued operations for the three months ended September 30, 2008 was $990,000 as compared with net loss from discontinued operations of $637,000 for the comparable prior year period, an increase of $1,627,000.  Income from discontinued operations for the three-month period ended September 30, 2008 is composed of (i) operating income of $60,000 from our semiconductor and medical reporting units, which are being reported as held for sale, (ii) gain on sale of assets of our medical reporting unit of approximately $931,000, and (iii) non-operating loss of $1,000.  The semiconductor reporting unit reflects only our Core Systems subsidiary.  Loss from discontinued operations for the three-month period ended September 30, 2007 includes:  (i) losses of $410,000 from operations of our Core Systems subsidiary, which offers for sale continue to be solicited; and (ii) losses of $227,000 from operations of our medical reporting unit.
Liquidity and Capital Resources

As of September 30, 2008, we had approximately $2,013,000 of cash and cash equivalents, an increase of $1,601,000 when compared with a balance of $412,000 as of June 30, 2008.

During the three months ended September 30, 2008 we had net cash inflows of $973,000 from operating activities of continuing operations as compared to net cash outflows from operating activities of continuing operations of $1,675,000 for the comparable prior year period.  The approximate $2,648,000 increase in net cash inflows used in operating activities of continuing operations during the three months ended September 30, 2008, as compared to the comparable prior year period, was primarily a result of (i) cash provided by a decrease in the loss from continuing operations, and (ii) increase in cash provided by changes in accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses.  These cash inflows were offset by increased cash outflows for inventories.

During the three months ended September 30, 2008 we had net cash outflows of $124,000 from investing activities of continuing operations as compared to net cash inflows of $55,000 from investing activities of continuing operations for the comparable prior year period.  The approximate increase in net cash outflows used in investing activities of continuing operations during the three months ended September 30, 2008, as compared to the comparable prior year period, was primarily a result of increases in other current assets.

During the three months ended September 30, 2008 we had net cash outflows of $577,000 from financing activities of continuing operations as compared to net cash outflows of $687,000 from financing activities of continuing operations for the comparable prior year period.  The approximate $110,000 decrease in net cash outflows used in financing activities of continuing operations during the three months ended September 30, 2008, as compared to the comparable prior year period, was primarily a result of decreased repayments of long-term debt and capital lease obligations; offset by increased payments of principal and dividends on the Series D Cumulative Redeemable Convertible Preferred Stock.

On June 1, 2005, the Company executed a revolving credit facility for $1,500,000 with Bridge Bank, N.A.  On January 3, 2007, the Company executed an Amended and Restated Loan and Security Agreement increasing the revolving credit facility from $1,500,000 to $5,000,000.  On June 27, 2008, the Company entered into an amendment to the loan agreement, which amended and restated the terms of the credit facility.  The bank also waived certain existing and anticipated events of default arising from the Company’s failure and anticipated failure to comply with the required minimum current ratio and minimum tangible net worth financial covenants and the failure to comply with planned revenue and annual forecast for the quarter ended March 31, 2008 and June 30, 2008, respectively.  The Company was in violation of the required minimum current ratio and minimum tangible net worth covenants associated with this facility at June 30, 2008, which noncompliance was also waived by the bank..  The Company entered into a Loan and Security Modification Agreement with the bank on August 29, 2008, which agreement amended and restated the terms of the credit facility.  As amended, the credit facility was reduced to $1,500,000, from $5,000,000 and provides for advances of up to 80% of the Company’s eligible domestic accounts receivable and the lesser of $500,000 or 50% of the Company’s eligible foreign accounts receivable, bears interest at the prime rate, plus 2-1/4% per annum, and is collateralized by all assets of the Company.  On October 20, 2008, the bank delivered a notice of default to the Company requiring payment of all amounts outstanding under the credit facility, as a consequence of the Company’s failure to achieve the required financial performance measured on a rolling 90 day average for revenue and net income (loss) and failure to complete the sale of assets.  The Company entered into an amendment to Amended and Restated Loan and Security Agreement on October 24, 2008, whereby the Bank rescinded the demand for payment of all amounts outstanding and waived the Company’s noncompliance.  As amended, the maturity date will be the earlier of November 30, 2008 or the date that the Company receives the first proceeds from the sale of Core Systems.  Further, the Company agreed to pay a forbearance fee to the Bank equal to $75,000 on the earlier of November 30, 2008 or the date that the Company receives the first proceeds from the sale of Core Systems.  As of September 30, 2008, the unpaid balance due under the credit facility with the Bank was $718,000.

The Company’s Series D Redeemable Convertible Preferred Stock contains mandatory redemptions on a monthly basis.  These mandatory redemptions are redeemable in cash or shares of the Company’s common stock, at the Company’s option, so long as the price of the Company’s stock does not fall below 110% of the fixed conversion price.  The Company received a waiver of the monthly amortization payments for the period December 2006 through August 2007, to the mandatory redemption date.  The redemption payments resumed in September 2007.  In September, 2008, the Company amended the Securities Purchase Agreement under which the Series D Preferred Stock was originally issued, extending the mandatory redemption date to October 24, 2008, at which time redemption of the remaining shares of the Series D Redeemable Convertible Preferred Stock was required.  Our obligations to Laurus are secured by a security interest in substantially all of our assets.  As of September 30, 2008, the outstanding balance due under the securities purchase agreement was approximately $2,269,000.  We made a payment of $250,000 to Laurus, inclusive of $22,000 of dividends, on October 2, 2008, and upon application of this payment, the balance expected to be due on October 24, 2008 was approximately $1,893,000.  The Company did not meet its redemption obligation on October 24, 2008.

On November 4, 2008, the Company and LV Administrative Services, Inc., as administrative and collateral agent (the “Agent”) for each of Laurus and Valens Offshore SPV I, Ltd. (“Valens Offshore” and together with Laurus and the Agent, the “Holders”), entered into an amendment, effective as of October 31, 2008, to the Securities Purchase Agreement.  Under the amendment the Company and the Holders agreed that the amount necessary to redeem in full the Series D Stock is approximately $2,461,000, together with accrued and unpaid dividends.  The Company redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed as of the October 31, 2008 redemption date by agreeing to issue to the Holder 929,535 shares of its common stock, and redeemed the balance with a cash payment of $250,000.  Subject to the terms and conditions of the amendment to the Securities Purchase Agreement, the Company is obligated to make monthly redemption payments through the mandatory redemption date of April 10, 2009.

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

Based on the current sales, expense and cash flow projections, advances on our line of credit, proceeds from certain expected sales of assets, and the ability to raise additional capital, management believes it has plans in place to fund operations for the near future.  Because there can be no assurances that (i) sales will materialize as forecasted, (ii) management will be successful in executing these plans, and/or (iii) additional capital will be raised; management will continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.  We believe, however, that our litigation with Evans has made it extremely difficult to raise capital we need to operate our business.  Future expenditures for research and product development are discretionary and can be adjusted as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2008 we had an irrevocable standby letter of credit outstanding in the approximate amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for product which is expected to be shipped in the first quarter of fiscal 2009.  The letter of credit expires on July 31, 2010.

As of September 30, 2008, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company adopted SFAS No. 159 on July 1, 2008, which adoption did not have a material affect on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  SFAS No. 160 clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the condensed consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 160 on July 1, 2009, and does not expect it to have a material affect on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired.  Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of SFAS No. 141(R) is prohibited.  The Company expects to adopt SFAS No. 141(R) on July 1, 2009.  The Company believes the adoption of SFAS N0. 141(R) could have a material impact on how the Company will identify, negotiate, and value future acquisitions and a material impact on how an acquisition will affect the Company’s condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

The certificates of the Company’s chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

In May 2007, we entered into an asset purchase agreement to sell substantially all of the assets of our Accurel Systems subsidiary to Evans Analytical Group LLC for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  On February 22, 2008, Evans filed suit in the Superior Court of the State of California, Santa Clara County, requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  More recently, Evans filed motions to attach substantial portions of our assets prior to any final judgment on the merits of Evans’ claims.  On November 7, 2008, the Court denied Evans’ motions.  We are vigorously defending ourselves against Evans’ claims.   No assurance can be given, however, that we will be successful in our defense against Evans’ claims.  Any substantial final judgment in favor of Evans would have a material adverse effect on our business, assets and results of operations, and could require us to file for protection under bankruptcy laws.  Moreover, we believe that our litigation with Evans has made it extremely difficult to raise capital we need to operate our business.

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our business, assets or results of operations.

Item 1A.	Risk Factors

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2008.

We will be required to redeem our Series D Preferred Stock, from time to time, beginning on October 31, 2008, with final payment due on April 10, 2009.

We will be required to redeem the remaining shares of Series D Redeemable Convertible Preferred Stock held by Laurus Master Fund, Ltd. on the following schedule:

Repayment Date	Redemption Amount	Remaining Stated Value
October 31, 2008	$518,000	$1,943,000
November 28, 2008	800,000	1,143,000
December 19, 2008	250,000	893,000
January 16, 2009	250,000	643,000
February 13, 2009	250,000	393,000
March 13, 2009	250,000	143,000
April 10, 2009	143,000	-

Notwithstanding the foregoing, we are required, within two business days of the consummation of the sale of our Core Systems subsidiary) to any third party, to redeem no less than $800,000 of the Series D Preferred Stock.  Management does not believe that we will meet the conditions necessary for us to redeem the Series D Preferred Stock by issuing shares of our common stock and that we will be required to redeem such preferred stock for cash.  Our obligations to Laurus are secured by a security interest in substantially all of our assets.  If we are unable to redeem the Series D Preferred Stock as required, refinance our obligations to Laurus, or negotiate a further extension of the obligation to redeem the Series D Preferred Stock, Laurus may seize our assets and we may be forced to curtail or discontinue operations entirely.

We rely on a third-party credit facility to provide working capital.  If our access to a third-party credit facility were unavailable or restricted, our business could be adversely affected.

We currently rely on third-party credit, private equity financing and cash generated from our operations for working capital purposes.  Our credit facility with Bridge Bank, N.A. matures on the earlier of November 30, 2008 or the date we receive the first proceeds from the sale of Core Systems.  As of September 30, 2008, the unpaid balance due under the credit facility was $718,000.

If we are unable to renegotiate a new credit facility with Bridge Bank or another lender, or if we are unable to raise additional capital through other third-party sources, we will be required to reduce or curtail our operations and research and development projects.  This would have a material adverse effect on our business and results of operations.

We are engaged in litigation with Evans Analytical Group LLC, the buyer of our Accurel Systems subsidiary.  If we are unsuccessful in defending the claims made by Evans, our business, assets and results of operations could be materially adversely affected.

In May 2007, we entered into an asset purchase agreement to sell substantially all of the assets of our Accurel Systems subsidiary to Evans for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  In February 2008, Evans filed suit requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  More recently, Evans filed motions to attach substantial portions of our assets prior to any final judgment on the merits of Evans’ claims.  On November 7, 2008, the Superior Court of the State of California, Santa Clara County, denied Evans’ motions.  We are vigorously defending ourselves against Evans’ claims.  No assurance can be given, however, that we will be successful in our defense against Evans’ claims.  Any substantial final judgment in favor of Evans would have a material adverse effect on our business, assets and results of operations, and could require us to file for protection under bankruptcy laws.  Moreover, we believe that our litigation with Evans has made it extremely difficult to raise capital we need to operate our business.

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

We have received notification from the New York Stock Exchange Alternext US (the “Exchange”) that we are not in compliance with certain standards for the continued listing of our common stock.  Our inability to regain compliance with the Exchange’s continued listing standards could adversely affect our business and ability to raise capital.

In April 2008, the Exchange indicated we were not in compliance with certain conditions of the continued listing standards.  Specifically, we were not in compliance with Section 1003(a)(ii) of the NYSE Alternext US Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three out of its four most recent fiscal years and Section 1003(a)(iii) of the NYSE Alternext US Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years.  We submitted a plan of compliance to the Exchange in May 2008, and in June 2008, the Exchange notified us that it had accepted our plan of compliance and had granted us an extension until October 9, 2009 to regain compliance with the continued listing standards noted above in addition to complying with Section 1003(a)(i) of the NYSE Alternext US Company Guide requiring stockholders’ equity of not less than $2,000,000 with losses from continuing operations and net losses in two out of its three most recent fiscal years.

On November 5, 2008, we received a notice from the Exchange that the we are not in compliance with additional continued listing standards set forth by the Exchange.  Specifically, after reviewing our Annual  Report on Form 10-K for the fiscal year ended June 30, 2008, the Exchange has determined that we are not in compliance with Section 1003(a)(iv) of the NYSE Alternext US Company Guide because we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature.  We intend to submit a revised Plan to the Exchange on or before November 19, 2008, which will address the actions we have taken and will take that would bring us into compliance with Section 1003(a)(iv) of the NYSE Alternext US Company Guide by February 5, 2009.  Our common stock will continue to be listed on the Exchange pending the Exchange’s review of the revised Plan.

We will remain subject to the conditions set forth in the Exchange’s notification of April 9, 2008 and be subject to periodic review by the Exchange Staff during any extension period.  Accordingly, if our revised Plan is not accepted, our common stock may be subject to delisting proceedings.  If the revised Plan is accepted, but we are not in compliance with all of the Exchange’s continued listing standards by October 9, 2009 or do not make progress consistent with the revised Plan prior to that date, our common stock may be subject to delisting proceedings.  If our common stock is delisted from the NYSE Alternext US, the liquidity of our stock could be substantially limited and our ability to raise capital would be impaired.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2008, we issued 2,000,000 shares of common stock, having a value of $2,464,000, to the former shareholders of Ion Metrics in connection with our April 2008 acquisition of Ion Metrics.  The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1
Omnibus Amendment, dated as of September 30, 2008, among Implant Sciences Corporation and LV Administrative Services, Inc., as administrative and collateral agent for each of Laurus Master Fund, Ltd. and Valens Offshore SPV I, Ltd., to (i) that certain Securities Purchase Agreement, dated as of September 29, 2005, by and between the Company and Laurus Master Fund, Ltd. and (ii) certain the other related agreements referred to in the Purchase Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

By:  /s/ Phillip C. Thomas
Phillip C. Thomas
President & Chief Executive Officer

By:  /s/ Glenn D. Bolduc
Glenn D. Bolduc
Chief Financial Officer

Dated:  November 14, 2008