Form 10-K/A
IMPLANT SCIENCES CORP
filed 2009-02-06
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 3)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-25839

Implant Sciences Corporation
(Name of small business issuer in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (I.R.S. Employer Identification No.)
600 Research Drive, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)

Issuer’s telephone number (978) 752-1700

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, $0.10 par value per share	Name of each exchange on which registered NYSE Alternext US
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

EXPLANATORY PARAGRAPH

This Amendment No. 3 on Form 10-K/A (“Amendment No. 3”) amends our Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended June 30, 2008 (“Amendment No. 2”), originally filed on October 30, 2008.  We are filing this Amendment No. 3 to include certifications required pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934 which had been inadvertently omitted from Amendment No. 2.  In addition, the signature blocks as set forth in Amendment No. 2 have been revised in this Amendment No. 3 to reflect (i) the appointment of Mr. Glenn D. Bolduc as Chief Executive Officer and President, in addition to his previous position as Chief Financial Officer, a position he continues to hold; and (ii) the resignation of two of the Company’s independent directors.  Except as described above, no other changes have been made to Amendment No. 3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 6, 2009	Implant Sciences Corporation
	By:	/s/ Glenn D. Bolduc
Glenn D. Bolduc Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 6, 2009	/s/ Glenn D. Bolduc
Glenn D. Bolduc Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: February 6, 2009	/s/ Joseph Levangie
Joseph Levangie Director
Dated: February 6, 2009	/s/ Michael Turmelle
Michael Turmelle Director