Form 10-Q
period 2008-12-31
IMPLANT SCIENCES CORP
filed 2009-02-17
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

(978) 752-1700
(Registrant’s telephone number, including area code)
107 Audubon Road, Wakefield, Massachusetts 01880

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

As of February 12, 2009, there were 14,135,155 shares of the registrant’s Common Stock were outstanding.

Part I.  Financial Information
Item 1.  Financial Statements

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at December 31, 2008 and June 30, 2008	3
	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2008 and 2007	4
	Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35-37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits	38-39
	Signatures	40

Part I.  Financial Information
Item 1.  Financial Statements
Implant Sciences Corporation
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$724,000	$412,000
Restricted cash	1,014,000	514,000
Accounts receivable-trade, net of allowance of $14,000 and $9,000, respectively	860,000	667,000
Accounts receivable, unbilled	90,000	152,000
Notes receivable, current	413,000	-
Inventories	618,000	725,000
Prepaid expenses and other current assets	700,000	369,000
Current assets held for sale	290,000	1,883,000
Total current assets	4,709,000	4,722,000
Property and equipment, net	349,000	443,000
Amortizable intangible assets, net	19,000	54,000
Notes receivable, net of current	843,000	-
Other non-current assets	1,110,000	1,096,000
Goodwill	3,136,000	3,136,000
Non-current assets held for sale	143,000	2,645,000
Total assets	$10,309,000	$12,096,000
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Senior secured convertible note	$3,436,000	$-
Current maturities of long-term debt and obligations under capital lease	44,000	417,000
Line of credit	-	477,000
Notes payable	20,000	181,000
Payable to Med-Tec	59,000	80,000
Payable to Ion Metrics shareholders	12,000	2,514,000
Accrued expenses	1,953,000	2,062,000
Accounts payable	3,254,000	2,439,000
Current portion of long-term lease liability	326,000	317,000
Deferred revenue	105,000	66,000
Current liabilities held for sale	133,000	1,079,000
Total current liabilities	9,342,000	9,632,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	91,000	113,000
Long-term lease liability	253,000	446,000
Long-term liabilities held for sale	-	1,000
Total long-term liabilities	344,000	560,000
Total liabilities	9,686,000	10,192,000
Commitments and contingencies (Note 9)
Series D Cumulative Redeemable Convertible Preferred Stock, $10 stated value; 500,000 shares authorized, 0 and 242,424 shares outstanding, respectively, (liquidation value $2,424,000)	-	2,269,000
Stockholders' (deficit) equity:
Common stock; $0.10 par value; 50,000,000 shares authorized; 14,145,700 and 14,135,155 and 12,114,553 and 12,104,008 shares issued and outstanding, respectively	1,415,000	1,211,000
Additional paid-in capital	60,889,000	58,317,000
Accumulated deficit	(61,632,000)	(59,720,000)
Deferred compensation	(1,000)	(2,000)
Accumulated other comprehensive income (loss)	25,000	(98,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' (deficit) equity	623,000	(365,000)
Total liabilities and stockholders' (deficit) equity	$10,309,000	$12,096,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues
Security products	$1,207,000	$244,000	$6,509,000	$1,444,000
Government contracts and services	312,000	125,000	958,000	272,000
	1,519,000	369,000	7,467,000	1,716,000
Cost of revenues	881,000	408,000	4,053,000	1,229,000
Gross margin	638,000	(39,000)	3,414,000	487,000
Operating expenses:
Research and development	751,000	663,000	1,771,000	1,314,000
Selling, general and administrative	1,561,000	1,488,000	3,927,000	2,845,000
	2,312,000	2,151,000	5,698,000	4,159,000
Loss from operations	(1,674,000)	(2,190,000)	(2,284,000)	(3,672,000)
Other income (expense), net:
Interest income	12,000	64,000	20,000	165,000
Interest expense	(773,000)	(27,000)	(805,000)	(61,000)
Equity losses in unconsolidated subsidiary	(123,000)	-	(123,000)	-
Gain on transfer of investment	468,000	-	468,000	-
Change in fair value of embedded derivatives related to preferred stock features	-	283,000	-	133,000
Total other (expense) income, net	(416,000)	320,000	(440,000)	237,000
Loss from continuing operations	(2,090,000)	(1,870,000)	(2,724,000)	(3,435,000)
Preferred distribution, dividends and accretion	(18,000)	(289,000)	(207,000)	(596,000)
Loss from continuing operations applicable to common shareholders	(2,108,000)	(2,159,000)	(2,931,000)	(4,031,000)
Income (loss) from discontinued operations, before sale of discontinued operations	7,000	(2,945,000)	997,000	(3,582,000)
Income on sale of discontinued operations	22,000	-	22,000	-
Income (loss) from discontinued operations	29,000	(2,945,000)	1,019,000	(3,582,000)
Net loss applicable to common shareholders	$(2,079,000)	$(5,104,000)	$(1,912,000)	$(7,613,000)
Net loss	$(2,061,000)	$(4,815,000)	$(1,705,000)	$(7,017,000)

Loss per share from continuing operations, basic and diluted	$(0.15)	$(0.16)	$(0.20)	$(0.29)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.15)	$(0.18)	$(0.21)	$(0.34)
Income (loss) per share from discontinued operations, basic and diluted	$0.00	$(0.25)	$0.07	$(0.30)
Net loss per share applicable to common shareholders, basic and diluted	$(0.15)	$(0.43)	$(0.14)	$(0.64)
Net loss per share	$(0.15)	$(0.41)	$(0.12)	$(0.59)
Weighted average shares used in computing net income (loss) per common share, basic and diluted	14,135,155	11,844,093	13,801,822	11,840,931

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,705,000)	$(7,017,000)
Less: Net income (loss) from discontinued operations	1,019,000	(3,582,000)
Loss from continuing operations	(2,724,000)	(3,435,000)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	145,000	83,000
Bad debt expense (recoveries)	4,000	(16,000)
Share-based compensation expense	147,000	349,000
Loss on disposal of fixed asset	10,000	-
Change in fair value of embedded derivatives	-	(133,000)
Non-cash interest expense	639,000	-
Fair value of warrants issued to non-employees	(21,000)	-
Warrant accretion on debt	17,000	6,000
Equity in loss of unconsolidated subsidiary	123,000	-
Gain on transfer of investment	(468,000)	-
Interest income on note receivable	(6,000)	-
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(135,000)	250,000
Inventories	107,000	(6,000)
Prepaid expenses and other current assets	(331,000)	(29,000)
Accounts payable	778,000	376,000
Accrued expenses	(375,000)	(337,000)
Deferred revenue	39,000	(47,000)
Lease liability	(185,000)	(120,000)
Net cash used in operating activities of continuing operations	(2,236,000)	(3,059,000)
Net cash provided by (used in) operating activities of discontinued operations	36,000	(374,000)
Net cash used in operating activities	(2,200,000)	(3,433,000)
Cash flows from investing activities:
Purchases of property and equipment	(26,000)	(92,000)
Payments received on note receivable	375,000	-
Proceeds from sale of property and equipment, net of transaction costs	1,457,000	-
Proceeds from the sale of Core Systems, net of transaction costs	1,080,000	-
(Decrease) increase in other non-current assets	(14,000)	53,000
Net cash provided by (used in) investing activities of continuing operations	2,872,000	(39,000)
Net cash used in investing activities of discontinued operations	(28,000)	(166,000)
Net cash provided by (used in) investing activities	2,844,000	(205,000)
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	24,000	26,000
Proceeds from the issuance of Senior Secured Convertible Promissory Note	4,484,000	-
Principal payment on Senior Secured Convertible Promissory Note	(1,000,000)	-
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(52,000)	(166,000)
Payments on Series D Cumulative Redeemable Convertible Preferred Stock	(2,724,000)	(606,000)
Principal repayments of long-term debt and capital lease obligations	(299,000)	(431,000)
Net repayments on line of credit	(764,000)	-
Net cash used in financing activities of continuing operations	(331,000)	(1,177,000)
Net cash used in discontinued operations	(1,000)	(2,000)
Net cash provided by (used in) financing activities	(332,000)	(1,179,000)
Net change in cash and cash equivalents	312,000	(4,817,000)
Cash and cash equivalents at beginning of period	412,000	9,621,000
Cash and cash equivalents at end of period	$724,000	$4,804,000

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Acquisition of Ion Metrics

In April 2008 , the Company acquired all of the capital stock of Ion Metrics, Inc, a California corporation.  Ion Metrics is in the business of producing low cost mass sensor systems for the detection and analysis of chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  The transaction was structured as a reorganization of Ion Metrics with and into a newly formed, wholly-owned subsidiary of the Company.  The total purchase price, including $564,000 of assumed liabilities, was approximately $3,309,000.  As part of the transaction, the Company issued to the former stockholders of Ion Metrics consideration consisting of 2,000,000 shares of the Company’s common stock, par value $0.10 per share. The integration of the Ion Metrics technologies into the Company’s Quantum Sniffer product line is expected to provide opportunities to introduce smaller, lower cost, and higher performance security solutions.  Please refer to Note 17 for further information relative to the acquisition of Ion Metrics.

Sale of Accurel

In May 2007, the Company sold substantially all of the assets of our Accurel Systems subsidiary to Evans Analytical Group, LLC for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  In February 2008, Evans filed suit in the Superior Court of the State of California, Santa Clara County, requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  More recently, Evans filed motions to attach substantial portions of the Company’s assets prior to any final judgment on the merits of Evans’ claims.  On November 7, 2008, the Court denied Evans’ motions.  The Company is vigorously defending itself against Evans’ claims.  During late 2008 and early 2009, the Company and Evans each prepared comprehensive summary judgment motions against the other, arguing that the case should be resolved by the Court as a legal matter, without the need for jury trial.  The Company and Evans have each opposed one another’s motions.  The motions were heard by the Court on February 10, 2009, and the Court has not yet issued a ruling on either motion.  A trial date of April 6, 2009 is presently scheduled.  No assurance can be given, however, that the Company will be successful in its defense against Evans’ claims, and any substantial final judgment in favor of Evans would have a material adverse effect on the Company’s business, assets and results of operations and could require the Company to file for protection under bankruptcy laws.  Moreover, the Company believes that its litigation with Evans has made it extremely difficult to raise capital needed to operate its business.

Sale of Core

On November 14, 2008, the Company and its wholly owned semiconductor subsidiary C Acquisition Corp., which had operated under the name Core Systems (the “Subsidiary”), entered into a definitive agreement, with Core Systems Incorporated, an entity newly formed by the Subsidiary’s general manager and certain other investors (the “Buyer”), to sell substantially all of Core Systems’ assets for a purchase price of $3,000,000 plus the assumption of certain liabilities.  The Buyer made a cash down payment of $250,000 prior to the execution of the definitive agreement.  On November 24, 2008, the parties amended the agreement and completed the asset sale.  On that date, the Buyer made a cash payment of $1,125,000 and issued a promissory note in the amount of $1,625,000.  The promissory note required the Buyer to pay the Subsidiary $125,000 on or before November 28, 2008, an additional $500,000 on or before December 24, 2008, and the remaining principal balance, together with accrued interest, in equal monthly installments over a period of 60 months commencing on February 1, 2009.  The Buyer and the Subsidiary also executed a security agreement, pursuant to which the Buyer granted the Subsidiary a security interest in all of the Buyer’s assets to secure its obligations under the promissory note.  The Buyer has paid $250,000 of the amount due in December and is in default on the balance of such payment.  The $250,000 unpaid balance due on the December payment is recorded as a current asset in the Company’s consolidated balance sheet as of December 31, 2008.  As of February 17, 2009, the Buyer remained in default in respect of that payment.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sale of Medical Reporting Unit

In June 2007, the Company sold certain of the assets related to its brachytherapy products and divested the prostate seed and medical software businesses.  In March 2008, the Company informed its medical coatings customers of its intention to discontinue coating operations by the end of the 2008 calendar year.  During the six months ended December 31, 2008, under three separate asset purchase agreements, the Company sold certain assets of its medical coatings business, with gross proceeds aggregating approximately $1,590,000.  The Medical Reporting Unit is reported as discontinued operations in the accompanying financial statements.

CorNova

The Company had partnered with CorNova, Inc., a privately-held, development stage company focused on the development of a next-generation drug-eluting stent, and was issued 1,500,000 shares of CorNova’s common stock representing a 15% ownership interest.  On December 10, 2008, the Company transferred its CorNova shares in connection with the issuance of the Senior Secured Convertible Promissory Note (See Note 11).

Risks and Uncertainties

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and must repay in full the balance of the senior secured convertible promissory note (see Note 11) on December 10, 2009.  The senior secured convertible promissory note was recorded at $3,436,000 as of December 31, 2008 and has a liquidation value of $4,600,000.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products.  For the six months ended December 31, 2008, the Company reported net loss applicable to common shareholders of $1,912,000, loss from continuing operations of $2,724,000 and used $2,236,000 in cash from operating activities of continuing operations.  As of December 31, 2008, the Company had an accumulated deficit of approximately $61,632,000 and a working capital deficit of $4,633,000.  Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations.  Failure of the Company to achieve its projections may require the Company to seek additional financing or discontinue operations.

In June, August, October and November, the Company entered into a series of amendments, waivers and modifications to its credit agreements with Bridge Bank, N.A., pursuant to which, in exchange for the payment by the Company of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced the Company’s credit line to $1,500,000 from $5,000,000, and the bank extended the modified facility through December 10, 2008. On December 10, 2008, the Company used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 11) to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of December 31, 2008 and June 30, 2008, the Company’s obligation for borrowed funds under the credit facility amounted to $0 and $862,000, respectively.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The Company valued the note at issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the fair value of the CorNova common stock and the original issue discount.  As required under the terms of the note, the Company made a principal payment of $1,000,000 on December 24, 2008.  The note requires the Company to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of our Accurel Systems subsidiary, upon the release of such funds.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The remaining principal balance, together with outstanding interest, is due and payable on December 10, 2009.  The note bears interest at 11.0% per annum.  The Company prepaid interest in the amount of $616,000 upon the issuance of the note.  As of December 31, 2008, the outstanding balance on the convertible debt was $3,436,000.  The note contains restrictions and financial covenants including a requirement that the Company maintain a current ratio, defined as current assets minus current liabilities, of no less than 0.60 to 1.00.  As of December 31, 2008, the Company’s current ratio was 0.50 to 1.00, and the Company is not in compliance with the required current ratio.  The Company has requested a waiver of this default.

If the Company is unable to obtain a waiver of the current ratio default, DMRJ Group may declare the entire unpaid principal balance of the note, together with all interest accrued hereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ Group would have a material adverse effect on the Company’s liquidity and financial condition and could require the Company to curtail or discontinue all of its operations and to file for protection under bankruptcy laws.  The Company’s ability to comply with the debt covenants in the future depends on its ability to generate sufficient sales, control its expenses and will require the Company to seek additional capital through private financing sources.  There can be no assurances that the Company will achieve its forecasted financial results or that it will be able to raise additional capital to operate its business.  Any such failure would have a material adverse impact on the Company's liquidity and financial condition and could require the Company to curtail or discontinue operations entirely and to file for protection under bankruptcy laws.  Further, upon the occurrence of an event of default under certain provisions of the senior secured promissory note, the Company could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance of the note.

Management believes there are plans in place to sustain operations for the near future.  These plans depend on current sales, expense and cash flow projections, a substantial increase in sales of the Company’s handheld trace explosives detector product, the sale of other assets, and the ability of the Company to raise additional capital.  To further sustain the Company, improve its cash position, and enable it to grow while reducing debt, management will need to seek additional capital through private financing sources during the third quarter of fiscal 2009.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control costs at the Company and actively seek needed capital through sales of its products, equity infusions, government grants and awards, strategic alliances, and through its lending institutions.

Under its agreements with Laurus Master Fund, Ltd. and its affiliates, the Company had been required to redeem its Series D Cumulative Redeemable Convertible Preferred Stock on a monthly basis, with the final redemption payment to be made in September 2008.  The Company received a waiver of the monthly redemption payments for the period December 2006 through August 2007 and, in September 2007, the Company resumed making monthly redemptions.  In September, 2008, Laurus agreed to extend the final redemption date to October 24, 2008 in exchange for a redemption payment of $250,000, including $22,000 of accrued dividends.  The Company did not meet its redemption obligation on October 24, 2008 and, on November 4, 2008, Laurus and the Company again amended their agreements, effective as of October 31, 2008, to provide that the amount necessary to redeem in full the Series D Preferred Stock would be approximately $2,461,000, together with accrued and unpaid dividends.  Under these amendments, the Company agreed to make monthly redemption payments through a new final redemption date of April 10, 2009.  The Company redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed as of the October 31, 2008 redemption date by agreeing to issue 929,535 shares of its common stock, and redeemed the balance with a cash payment of $250,000.  On December 10, 2008, the Company used approximately $1,161,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 11) to redeem in full all of its outstanding Series D Preferred Stock.  As of December 31, 2008 and June 30, 2008, the Company’s obligation to redeem the Series D Preferred Stock amounted to $0 and $2,424,000, respectively.  At December 31, 2008, $268,000, representing the fair value of the unissued shares of the Company’s common stock is included in current liabilities.

There can be no assurances that forecasted results will be achieved or that the Company will be able to raise additional capital necessary to operate the business.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three and six months ended December 31, 2008 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Form 10-K, as amended, as of and for the year ended June 30, 2008.

The balance sheet at June 30, 2008 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company reflecting its operations in Massachusetts and California.

As a result of the Company’s decision to dispose of Core, the assets and liabilities of Core are presented in the accompanying condensed consolidated balance sheet as assets and liabilities held for sale as of June 30, 2008 and the operating results of Core are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three and six months ended December 31, 2008 and 2007.

As a result of the Company’s decision to dispose of the medical business unit, the assets and liabilities of the medical business unit are presented in the accompanying condensed consolidated balance sheet as assets and liabilities held for sale as of December 31, 2008 and June 30, 2008, and the operating results of the medical business unit are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three and six months ended December 31, 2008 and 2007.

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

Certain reclassifications were made to the financial statements for the three and six months ended December 31, 2007 to conform to the presentation for the three and six  months ended December 31, 2008.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Under SFAS No. 157, the Company’s cash and cash equivalents, which had a balance of approximately $724,000, was required to be measured at fair value at December 31, 2008 and the balance was included in Level 1 inputs.

4.	Restricted Cash

As of both December 31, 2008 and June 30, 2008, the Company had restricted cash of $1,014,000 and $514,000, respectively.  Restricted cash consisted of the following:

	December 31,	June 30,
	2008	2008
Money market account	$439,000	$439,000
Certificates of deposit	75,000	75,000
Blocked account deposit	500,000	-
	$1,014,000	$514,000

The restricted cash of $439,000 held in a money market account collateralizes the Company’s performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for security product which shipped in the first quarter of fiscal 2009.  The restricted funds of $75,000 deposited in certificates of deposit, collateralizes two (2) credit cards issued by the Company’s primary lender.  Pursuant to its agreements with DMRJ Group LLC (See Note 11), the Company is required to maintain a balance of at least $500,000 in a bank deposit account pledged to DMRJ Group LLC pursuant to a blocked account agreement.  On December 16, 2008, the Company deposited $500,000 into a bank account pursuant to the blocked account agreement

5.	Stock Based Compensation

The Company’s condensed consolidated statements of operations for the three months ended December 31, 2008 and 2007 include $33,000 and $215,000, respectively, of compensation costs and no income tax benefit related to the Company’s stock-based compensation arrangements for employee and non-employee director awards.  For the six months ended December 31, 2008 and 2007, the condensed consolidated statements of operations include $147,000 and $347,000, respectively, of compensation costs and no income tax benefit related to the Company’s stock-based compensation arrangements for employees and non-employee director awards.  As of December 31, 2008, the total amount of unrecognized stock-based compensation expense was approximately $488,000, which will be recognized over a weighted average period of 2.9 years.

6.	Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” specifies the nature of information that is required to be disclosed in financial statements regarding related party transactions.  The former chairman of Ion Metrics, Inc., which was acquired by the Company on April 10, 2008, serves as a Managing Director of a merger and acquisition and management advisory company that was engaged by the Company to market the Company’s wholly-owned subsidiary, Core Systems.  During the three months ended December 31, 2008 and 2007, this advisory company was paid $139,000 and $0, respectively.  During the six months ended December 31, 2008 and 2007, the advisory company was paid $169,000 and $0, respectively.  As of December 31, 2008, the Company recorded payables to the advisory company of $7,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the April 2008 acquisition of Ion Metrics, the Company entered into a board observer rights agreement, providing for, among other things, the right of one representative of Ion Metrics’ former shareholders to attend meetings of the Company’s board of directors as an observer, which role has been represented by the former chairman of Ion Metrics.  On October 13, 2008, the Company and Ion Metrics’ former shareholders agreed to terminate the board observer rights agreement and agreed to terminate the related escrow agreement, as further described in Note 17.  Further, the Company has entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman.

7.	Inventories

Inventories consist of the following:

	December 31,	June 30,
	2008	2008
Raw materials	$203,000	$400,000
Work in progress	28,000	23,000
Finished goods	387,000	302,000
	$618,000	$725,000

8.	Property and Equipment

Property and equipment consist of the following:

	December 31,	June 30,
	2008	2008
Machinery and equipment	$512,000	$517,000
Computers and software	876,000	871,000
Furniture and fixtures	168,000	164,000
Leasehold improvements	4,000	369,000
Equipment under capital lease	93,000	93,000
	1,653,000	2,014,000
Less: accumulated depreciation and amortization	1,304,000	1,571,000
	$349,000	$443,000

For the three months ended December 31, 2008 and 2007, depreciation expense was $56,000 and $42,000, respectively.  For the six months ended December 31, 2008 and 2007, depreciation expense was $110,000 and $83,000, respectively.

9.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2008	2008
Accrued compensation and benefits	$560,000	$807,000
Accrued taxes	404,000	289,000
Accrued legal and accounting	97,000	259,000
Accrued interest	24,000	46,000
Accrued warranty costs	224,000	104,000
Other accrued liabilities	644,000	557,000
	$1,953,000	$2,062,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of December 31, 2008 and 2007, there were no potentially dilutive shares, which shares were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

11.	Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, the Company entered into an asset purchase agreement with Med-Tec Iowa, Inc., its former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over its estimated useful life of 29 months.  The outstanding and past due principal balance as of December 31, 2008 and June 30, 2008 was approximately $59,000, and $80,000 respectively.

Revolving Credit Facility and Term Note

In June 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley-based Bridge Bank, N.A.  On January 3, 2007, the revolving credit facility was increased from $1,500,000 to $5,000,000.  In June, August, October and November, the Company entered into a series of further amendments, waivers and modifications to its credit agreements with Bridge Bank, pursuant to which, in exchange for the payment by the Company of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced the Company’s credit line to $1,500,000 from $5,000,000, and the bank extended the modified facility through December 10, 2008.  On December 10, 2008, the Company used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note to DMRJ to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of December 31, 2008 and June 30, 2008, the Company’s obligation for borrowed funds under the credit facility amounted to $0 and $862,000, respectively.

Pursuant to the original loan agreement with Bridge Bank, the Company issued to the bank a seven-year warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share.  The warrant was valued using the Black-Scholes model.  Pursuant to ABP No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the warrant was recorded at its relative fair value of $28,000 and accreted to the term note over the life of the note.  As of December 31, 2008, approximately $28,000 has been amortized.  Pursuant to an amendment to the loan agreement, the Company issued to the bank a seven-year warrant to purchase up to 43,860 additional shares of the Company’s common stock at a price equal to $1.14 per share.  The warrant was valued using the Black-Scholes model.  Pursuant to ABP No 14, the warrant was recorded at its relative fair value of $29,000 and was charged to interest expense during the year ended June 30, 2008.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Convertible Promissory Note

On December 10, 2008, the Company entered into a note and warrant purchase agreement  with DMRJ Group LLC, an accredited institutional investor, pursuant to which the Company issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of the Company’s common stock.  The note bears interest at 11.0% per annum and is collateralized by all of the assets of the Company.  The effective interest rate on the note is approximately 23.4%.  The Company prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the issuance of the note, the Company transferred its entire interest in 1,500,000 shares of the common stock of CorNova, a privately-held, development stage medical device company, to DMRJ Group.  The note is convertible in whole or in part at the option of DMRJ Group into shares of the Company’s common stock at an initial conversion price of $0.26 per share.

The Company valued the note at issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ Group.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to warrants, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The fair value of the CorNova common stock was determined based on the Company’s estimate of a market-equivalent fee, factoring in the Company’s liquidity and financial condition on the date of the note issuance.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 93.7%, risk-free interest rate of 2.82%, expected life of seven (7) years and expected dividend yield of 0.00%.  As required under the terms of the note, the Company made a principal payment of $1,000,000 on December 24, 2008.  The note requires the Company to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of our Accurel Systems subsidiary, upon the release of such funds.  The remaining principal balance, together with outstanding interest, is due and payable on December 10, 2009.

Approximately $9,000 of the warrant value was accounted for as interest expense in the three and six months ended December 31, 2008.  The Company is accreting the warrants on the carrying value of the convertible debt to its redemption value at December 10, 2009, or the actual conversion date, whichever is earlier.  Further, the Company accreted approximately $71,000 of the original issue discount and fair value of the CorNova common stock in the three and six months ended December 31, 2008, which was recorded as interest expense in the statement of operations.  As of December 31, 2008, the outstanding balance on the Note was $3,436,000 (liquidation value of $4,600,000).

12.	Redeemable Convertible Preferred Stock

On September 30, 2005, the Company issued 500,000 shares of Series D Cumulative Redeemable Convertible Preferred Stock, having a stated value of $10 per share, pursuant to a securities purchase agreement with Laurus Master Fund, Ltd. for gross cash proceeds of $5,000,000.  The Series D Preferred Stock has a dividend equal to the prime rate plus one percent (1%) and originally provided for redemption over a thirty-six month period, pursuant to an amortization schedule.

The Company received a waiver of the monthly redemption payments for the period December 2006 through August 2007 and, in September 2007, the Company resumed making monthly redemptions. In September, 2008, Laurus agreed to extend the final redemption date to October 24, 2008 in exchange for a redemption payment of $250,000, including $22,000 of accrued dividends.  The Company did not meet its redemption obligation on October 24, 2008 and, on November 4, 2008, Laurus and the Company again amended their agreements, effective as of October 31, 2008, to provide that the amount necessary to redeem in full the Series D Preferred Stock would be approximately $2,461,000, together with accrued and unpaid dividends.  The agreed upon redemption amount for the Series D Preferred Stock included a penalty of approximately $568,000, which amount was charged to interest expense in the six months ended December 31, 2008.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under these amendments, the Company agreed to make monthly redemption payments through a new final redemption date of April 10, 2009.  The Company redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed as of the October 31, 2008 redemption date by agreeing to issue 929,535 shares of its common stock to an affiliate of Laurus, and redeemed the balance with a cash payment of $250,000.  The shares were valued at $0.28829 per share, which was equal to the volume-weighted average price of the Company’s common stock as reported by Bloomberg, L.P. for the 15-day period immediately preceding the date of the amendment.  The holder has agreed, with certain exceptions, not to transfer any of these shares or any interest therein, directly or indirectly, prior to April 30, 2009.  The Company has the right to repurchase up to 50% of the issued shares prior to April 30, 2009 at a price per share equal to 110% of volume-weighted average price of the common stock as reported by Bloomberg, L.P. for the 15-day period immediately preceding the date upon which the holder receives notice of the Company’s desire to repurchase such Payment shares.

The Company valued the Series D Preferred Stock at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including certain warrants, the embedded derivative instruments and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D Preferred Stock, the amount allocated to warrants, the value attributed to the embedded derivatives and issuance costs.  The Company is accreting these discounts on the carrying value of the Series D Preferred Stock to its redemption value at September 29, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  For the three and six months ended December 31, 2008 and 2007, $18,000 and $289,000, respectively, and $207,000 and $596,000, respectively, was amortized

On November 25, 2008 the Company redeemed an additional $800,000 of the Series D Preferred Stock, using proceeds from the sale of the assets of Core Systems.  On December 10, 2008, the Company used approximately $1,161,000 of the proceeds from the sale of convertible note to DMRJ to repay all of the indebtedness outstanding to the Laurus, excluding the Preferred Series D redemption which is to be redeemed by the issuance of shares of the Company’s common stock, which had not been issued.  As of December 31, 2008 and June 30, 2008, the outstanding balance on the Series D Preferred Stock was $0 and $2,424,000, respectively.

13.	Stockholders’ Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, the Company has issued warrants to purchase common stock of the Company.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ Group, the Company issued a five-year warrant to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013. Pursuant to ABP No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company recorded the fair value of this warrant of approximately $160,000 to the senior secured convertible promissory note and will be accreted to the note over the life of the note.

As of December 31, 2008, there were warrants outstanding to purchase 3,197,627 shares of the Company’s common stock at exercise prices ranging from $0.26 to $12.45 expiring at various dates between January 6, 2009 and June 27, 2015.

The Company issued no shares of common stock during the six months ended December 31, 2008 and 2007, as a result of the exercise of options by employees and consultants.

Employee Stock Purchase Plan

During the six months ended December 31, 2008 and 2007, the Company issued 31,147 shares and 18,977 shares, respectively, of its common stock to its employees pursuant to the terms of the 2006 Employee Stock Purchase Plan.  There were no shares issued pursuant to the terms of this plan during the three months ended December 31, 2008 and 2007.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock and Other Transactions

In June 2004, the Board authorized the Company to repurchase up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of December 31, 2008 and June 30, 2008, 10,545 shares were held in treasury at cost.  During each of the three and six months ended December 31, 2008 and 2007, the Company repurchased no shares of the Company’s common stock.  As of December 31, 2008, the maximum number of shares authorized to be repurchased is 289,455.

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

For the three and six months ended December 31, 2008 and 2007, the Company provided for no taxes as the Company has significant net loss carryforwards.

15.	Investment in CorNova

On December 10, 2008, the Company transferred its entire interest in 1,500,000 shares of the common stock of CorNova, Inc. to DMRJ Group LLC in lieu of commitment fees, closing fees and other transaction related fees in connection with the issuance by the Company of the senior secured convertible promissory note (See Note 11).  As a result, $123,000 representing unrealized losses of the Company’s share of CardioTech stock owned by CorNova which had been recorded as a separate component of equity in other accumulated comprehensive loss were realized and recorded to other expense in the statement of operations in the three and six months ended December 31, 2008.  In addition, the Company recorded a $468,000 gain on the transfer of the Company’s investment in the CorNova common stock to other expense in the statement of operations in the three and six months ended December 31, 2008.  Prior to the transfer of the CorNova shares, the Company’s ownership interest in CorNova was 15%.

The Company had historically accounted for its investment in CorNova, an unconsolidated subsidiary, under the equity method, due in part, to the significant influence the Company had over CorNova resulting from Dr. Anthony J. Armini serving on CorNova’s Board of Directors.  Dr. Armini served as the President and Chief Executive Officer of the Company, resigning both positions on September 27, 2007.  As a result of Dr. Armini’s resignation from CorNova’s board in September 2007, the equity method was no longer appropriate and the cost method was used.

16.	Commitments and Contingencies

The Company leases manufacturing, research and office space in Wilmington, Massachusetts.  The lease expires on December 31, 2009, subject to the Company’s option to renew the lease for one three-year period.  Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility.  The Company leases a facility in Sunnyvale, California, under a lease which expires in September 2010.  The Company has an option to extend the lease for five additional years.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, the Company executed a sublease agreement for one of its California facilities.  As a result of the Ion Metrics acquisition, the Company assumed the obligation of a lease for research and office space in San Diego, California, which lease expired on January 31, 2009.  The Company is currently in negotiations to renew the lease and expects to renew the lease with similar terms and conditions as the expired lease.  Total rent expense, including assessments for maintenance and real estate taxes for the six months ended December 31, 2008 and 2007, for both continuing and discontinued operations was $718,000 and $717,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the acquisition of Accurel, in March 2005, the Company recorded a lease liability of $829,000.  This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, had the lease been negotiated under current market conditions.  Subsequently, as a result of the sale of Accurel, the Company has recorded an additional liability of $487,000 representing that portion of the lease in excess of the sublease arrangement with Evans.  The balance of the lease liability on December 31, 2008 is $578,000 of which $326,000 is current.

In April 2007, in conjunction with the Company’s plans to conduct research, development and minor manufacturing work in New Mexico, the Company executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which the Company elected in February 2008.  As a result of the early termination, the Company is responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of December 31, 2008, the balance due is approximately $22,000 and is included in Accrued Expenses.

The Company is obligated under two license agreements, assumed in connection with the acquisition of Ion Metrics, whereby the Company has been granted rights to use certain intellectual property for safety, security and drug applications, which the Company intends to incorporate into future security product offerings.  Minimum royalty payments due in fiscal 2009 are $50,000 and no payments have been made in the six months ended December 31, 2008.

17.	Acquisition

On April 10, 2008, the Company acquired all of the capital stock of Ion Metrics.  The transaction was structured as a reorganization of Ion Metrics with and into a newly formed, wholly-owned subsidiary of the Company.  The operating results of Ion Metrics have been included in the Company’s statement of operations commencing on April 10, 2008.

The aggregate purchase price of Ion Metrics, including assumed liabilities, was $3,309,000.  As part of the Transaction, the Company issued to the former stockholders of Ion Metrics consideration consisting of 2,000,000 shares of the Company’s common stock, par value $0.10 per share.  The fair value of the Company's common stock was determined based on the average market price of the Company's common stock over a period of time before April 10, 2008, the date fair value is to be determined, pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”  The Company issued the 2,000,000 shares of the Company’s common stock to Ion Metrics stockholders in August 2008.  The Company entered into an agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman, under which the Company assumed certain Ion Metrics obligations and rights.  In consideration for the assignment of these obligations and rights, the Company agreed to a $50,000 fee payable to the Ion Metrics shareholders for these assignments.  As of December 31, 2008 and June 30, 2008, the balance due was approximately $12,000 and $50,000, respectively.  This agreement also included modifications to these assumed obligations including the deferral of payment obligations for a period up to 12 months from the closing date.

The former Ion Metrics stockholders have agreed not to sell any of their shares of common stock for a period of 18 months from the closing date; provided, however that for the period from six to 18 months after the closing date, each holder may sell, in any three month period, the greater of (a) 1% of the outstanding shares of the same class being sold or (b) if the class is listed on a stock exchange or quoted on the American Stock Exchange, the greater of (i) 1% of the outstanding shares of such class or (ii) the average reported weekly trading volume during the four weeks preceding the sale.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The transaction also included board observer rights which permitted a designee of the former Ion Metrics stockholders to attend meetings of the Company’s board of directors.  On October 13, 2008, the Company and the former Ion Metrics shareholders mutually agreed to terminate these observer rights.

The following table summarizes the purchase price:

Cash	$91,000
Direct costs	140,000
Liabilities assumed	564,000
Payable to Ion Metrics Shareholders	2,514,000
$3,309,000

The following table summarizes the purchase price allocation to the fair value of the assets acquired at the date of acquisition:

Accounts receivable	$7,000
Other receivables	3,000
Prepaid expenses	11,000
Property, plant and equipment	83,000
Goodwill	3,136,000
Customer relationships	69,000
$3,309,000

The allocation of purchase price is the responsibility of management.  The Company considered a number of factors, including professional appraisals, for the valuation of equipment acquired, in making its purchase price allocation determination.  The acquisition of Ion Metrics resulted in goodwill of $3,136,000 and the identification of $69,000 of intangible assets with finite lives.  The intangible assets are being amortized over a period of twelve months, the estimated useful lives of the assets, from the date of acquisition, April 10, 2008.  Amortization expense for the three and six months ended December 31, 2008 was $17,000 and $35,000, respectively.  There was no amortization expense for the three and six months ended December 31, 2007.

The acquisition of Ion Metrics is accounted for as a purchase under SFAS No. 141, “Business Combinations.”  Accordingly, the operating results of Ion Metrics are included in the accompanying condensed consolidated financial statements since the acquisition date as part of the Company's Security segment.

18.	Financial Information By Segment

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Financial Information,” defines operating segments as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker or decision making group, in determining how to allocate resources and in accessing performance.  The Company’s chief operating decision making group is composed of the chief executive officer and members of senior management.  Based on qualitative and quantitative criteria established by SFAS No. 131, the Company has determined that it operates within one reportable segment, which is the Security Products Segment.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Discontinued Operations

Core Systems

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated balance sheets as of June 30, 2008 and statements of operations for the three and six months ended December 31, 2008 and 2007 of C Acquisition Corp., the Company’s former wholly-owned semiconductor subsidiary, which has operated under the name Core Systems, are presented as discontinued operations.  The Company’s Board of Directors approved a plan to sell Core Systems in February 2008.  The Company has (i) eliminated Core Systems’ financial results from its ongoing operations, (ii) determined that Core Systems, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Core Systems financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Core Systems or cash flows from Core Systems after the sale.  Accordingly, the assets and liabilities of Core Systems were classified as held for sale as of June 30, 2008.

On November 14, 2008, the Company and C Acquisition Corp. (the “Subsidiary”), entered into a definitive agreement with Core Systems Incorporated, an entity newly formed by the Subsidiary’s general manager and certain other investors (the “Buyer”), to sell substantially all of Core Systems’ assets for a purchase price of $3,000,000 plus the assumption of certain liabilities.  The Buyer made a cash down payment of $250,000 prior to the execution of the definitive agreement.  On November 24, 2008, the parties amended the agreement and completed the asset sale. On that date, the Buyer made a cash payment of $1,125,000 and issued a promissory note in the amount of $1,625,000.  The promissory note required the Buyer to pay the Subsidiary $125,000 on or before November 28, 2008, an additional $500,000 on or before December 24, 2008, and the remaining principal balance, together with accrued interest, in equal monthly installments over a period of 60 months commencing on February 1, 2009.  The Buyer and the Subsidiary also executed a security agreement, pursuant to which the Buyer granted the Subsidiary a security interest in all of the Buyer’s assets to secure its obligations under the promissory note.  The Buyer has paid $250,000 of the amount due in December, and is in default on the balance of such payment.  The $250,000 balance due on the December payment was recorded as a current asset in the Company’s consolidated balance sheet as of December 31, 2008.  As of February 17, 2009, the Buyer remained in default in respect of that payment.

Condensed results of operations relating to Core Systems for the three and six months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues	$782,000	$1,353,000	$2,288,000	$3,090,000
Gross profit	176,000	(165,000)	471,000	(203,000)
Impairment of long-lived assets and goodwill	-	2,224,000	-	2,224,000
Operating income (loss)	8,000	(2,707,000)	25,000	(3,116,000)
Gain on sale of discontinued operations	22,000	-	22,000	-
Income (loss) from discontinued operations	30,000	(2,707,000)	46,000	(3,117,000)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of Core Systems as of June 30, 2008 are as follows:

June 30,
2008
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$1,178,000
Inventories	251,000
Total current assets of discontinued operations	1,429,000
Non-current assets of discontinued operations:
Property, plant and equipment, net	833,000
Goodwill	1,195,000
Other assets	25,000
Intangible assets, net	32,000
Total non-current assets of discontinued operations	2,085,000
Total assets of discontinued operations	$3,514,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Current portion of long term debt and capital leases	$5,000
Accounts payable	517,000
Accrued expenses	316,000
Deferred revenue	10,000
Total current liabilities of discontinued operations	848,000
Non-current liabilities of discontinued operations:
Long-term debt and obligations under capital lease, net of current maturities	1,000
Total liabilities of discontinued operations	$849,000

Medical Business Unit

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated balance sheets and statements of operations present the results of the Medical Business Unit as discontinued operations.

Condensed results of operations relating to the Medical Business Unit for the three and six months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$200,000	$162,000	$557,000	$296,000
Gross profit	(94,000)	(205,000)	(51,000)	(383,000)
Operating loss	(94,000)	(238,000)	(51,000)	(465,000)
Gain on sale of assets	93,000	-	1,024,000	-
Income (loss) from discontinued operations	(1,000)	(238,000)	973,000	(465,000)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the Medical Business Unit as of December 31, 2008 and June 30, 2008 are as follows:

	December 31,	June 30,
	2008	2008
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$112,000	$149,000
Inventories	178,000	305,000
Total current assets of discontinued operations	290,000	454,000
Non-current assets of discontinued operations:
Property, plant and equipment, net	143,000	560,000
Total non-current assets of discontinued operations	143,000	560,000
Total assets of discontinued operations	$433,000	$1,014,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$119,000	$100,000
Accrued expenses	14,000	131,000
Total liabilities of discontinued operations	$133,000	$231,000

20.	Legal Proceedings

From time to time, the Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities.  Each of these matters is subject to various uncertainties.

Evans Analytical Group LLC

In May 1, 2007, the Company sold substantially all of the assets of our Accurel Systems subsidiary to Evans Analytical Group, LLC for approximately $12,705,000.

In connection with this transaction, the Company entered into an escrow agreement with Evans, Accurel, and Zions First National Bank.  Pursuant to the escrow agreement, Evans deposited $1,000,000 of the total purchase price for the assets into an escrow account.  The escrow agreement provided, subject to any claims of indemnifications, for a release of $500,000 on approximately each of March 31, 2008 and March 31, 2009.

Also in connection with the transaction, the Company entered into a Non-competition and Nondisclosure Agreement with Evans whereby the Company agreed not to engage in any business that directly competes with the business of Accurel.  In addition, this agreement prohibits the Company from disclosing any confidential information concerning the business of Accurel.  This agreement will remain in effect for five years from the date of its execution.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 22, 2008, Evans filed suit requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  On March 28, 2008, Evans filed a formal claims notice with the escrow agent prohibiting release of any portion of the escrow to the Company as a result of the litigation.  As a result, the Company has classified the $1,000,000 escrow amount as a long term asset.  More recently, Evans filed motions to attach substantial portions of the Company’s assets prior to any final judgment on the merits of Evans’ claims.  On November 7, 2008, the Superior Court of the State of California, Santa Clara County, denied Evans’ motion.  Management believes the Evans’ claims are without merit and, in addition, management does not believe that potential liabilities, if any, are currently probable or estimable.  The Company is vigorously defending itself against Evans’ claims.  During late 2008 and early 2009, the Company and Evans each prepared comprehensive summary judgment motions against the other, arguing that the case should be resolved by the Court as a legal matter, without the need for jury trial.  The Company and Evans have each opposed one another’s motions.  The motions were heard by the Court on February 10, 2009, and the Court has not yet issued a ruling on either motion.  A trial date of April 6, 2009 is presently scheduled.  No assurance can be given, however, that the Company will be successful in its defense against Evans’ claims, and any substantial final judgment in favor of Evans would have a material adverse effect on the Company’s business, assets and results of operations, and could require the Company to file for protection under bankruptcy laws.  Moreover, the Company believes that our litigation with Evans has made it extremely difficult to raise capital needed to operate the Company’s business.

Rapiscan Systems, Inc.

In March 2005, the Company entered into a Development, Distribution and Manufacturing Agreement with Rapiscan Systems, Inc., in which the Company granted Rapiscan the exclusive worldwide rights to market its Quantum SnifferTM portable and benchtop trace detection devices under Rapiscan’s private label.  The Company also agreed to grant Rapiscan the exclusive worldwide rights to distribute certain other new security products which the Company may develop in the future with Rapiscan’s funding, as well as rights, in some circumstances, to manufacture certain components of the private-labeled Quantum SnifferTM portable and benchtop trace detection devices.

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

The Company may, from time to time, be involved in other actual or potential proceedings that it considers to be in the normal course of its business.  The Company does not believe that any of these proceedings will have a material adverse effect on its business.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Subsequent Events

NYSE Alternext US Listing Determination

On February 2, 2009, the Company received a notice from the NYSE Alternext US LLC (the “Exchange”) stating that the Exchange intends to initiate proceedings to delist the Company’s common stock for failure to comply with Sections 1003(a)(i), 1003(a)(ii), 1003(a)(iii) and 1003(a)(iv) of the Exchange’s Company Guide.

As previously reported, the Exchange notified the Company in April 2008, June 2008 and November 2008 that it was not in compliance with Section 1003(a)(i) of the Company Guide, in that the Company had stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide, in that it had stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three out of its four most recent fiscal years; Section 1003(a)(iii) of the Company Guide, in that it had stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years; and Section 1003(a)(iv) of the Company Guide, in that it had sustained losses which were so substantial in relation to its overall operations or its existing financial resources, or its financial condition had become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether the Company would be able to continue operations and/or meet its obligations as they mature.

Also, as previously reported, the Company submitted a plan of compliance to the Exchange in May 2008, in response to the April 2008 notification, which addressed the actions the Company had taken and will take that were intended to bring it into compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the Company Guide by October 2009.  The Company submitted a revised plan of compliance to the Exchange in November 2008, in response to the November 2008 notification, which addressed additional actions the Company had taken and will take that were intended to bring it into compliance with Section 1003(a)(iv) of the Company Guide by February 2009.

The Exchange’s February 2 notice states that the Staff of the Exchange does not believe that the steps outlined in the Company’s revised compliance plan make a reasonable demonstration of the Company’s ability to regain compliance with all of the Exchange’s listing standards by October 9, 2009, and that, accordingly, the Company’s common stock is subject to immediate delisting proceedings.

In addition, the Exchange’s February 2 notice states that the Company’s common stock has closed at between $0.15 and $0.28 per share over the last 30 trading days, and that the Staff is concerned that, as a result of the low selling price, the Company’s common stock may not be suitable for auction market trading should the Company’s securities continue to be listed on the Exchange.  The Staff has determined that this constitutes an additional deficiency and that, pursuant to Section 1003(f)(v) of the Company Guide, any continued listing of the Company’s common stock will be predicated on the Company effecting a reverse split of its common stock within a reasonable amount of time.

The Company is entitled to appeal the Staff’s determination to initiate delisting proceedings on or before February 9, 2009.  The Company filed an appeal on February 6, 2009 and requested a hearing before a committee of the Exchange.  The Exchange responded to the Company’s hearing request and has scheduled a hearing on March 18, 2009.

Pursuant to the Company Guide, the Company expects that its common stock will remain listed for trading pending the outcome of the appeal, subject to the Exchange’s ongoing review of the matter.  The Company can provide no assurance, however, that its appeal will be successful or that the Exchange will not suspend trading in the Company’s common stock prior to the hearing.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreement

On February 6, 2009, the Company entered into a new three-year employment agreement with Mr. Glenn D. Bolduc, President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mr. Bolduc receives a base salary of $275,000 per year, commencing as of January 1, 2009.  After the third year, the agreement will automatically renew for additional one-year periods unless notice of non-renewal is given by either party.  The agreement also provides for Mr. Bolduc to be eligible to receive incentive compensation in an amount of up to $137,000 for the fiscal year ending June 30, 2009, upon the achievement of certain performance milestones established by the Board of Directors and a car allowance.  Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Mr. Bolduc within 60 days after the commencement of each such fiscal year.

In connection with his new employment agreement, Mr. Bolduc has been granted an incentive option under the Company’s 2004 Stock Option Plan to purchase 680,000 shares of the Company’s common stock, par value $.10 per share, with an exercise price of $.17 per share.  The option vests in equal annual installments over a three-year period commencing on January 1, 2010.  These options were valued using the Black-Scholes method, using the following assumptions;  volatility 99.0%, risk-free interest rate 1.52%, expected life of six years and expected dividend yield of 0.0%.

In addition, Mr. Bolduc may participate in the Company’s employee fringe benefit programs or programs readily available to employees of comparable status and position.  The Company may terminate his employment for any material breach of this employment agreement at any time.  In the event Mr. Bolduc’s employment is terminated by the Company without “cause” or Mr. Bolduc resigns for “good reason” (as those terms are defined in the agreement), the Company will pay him twelve months salary on a regular payroll basis and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits as separation payments.  Under his employment agreement, Mr. Bolduc is subject to restrictive covenants, including confidentiality provisions and a one year non-compete and non-solicitation provision.

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

Semiconductor Business Unit

Our business began as a result of the development of our proprietary ion-beam technology and application of this technology in services to the semiconductor industry.  In October 2004, we acquired Core Systems Inc., a privately-held semiconductor wafer processing company located in Sunnyvale, California for $7,486,000 in cash and our common stock.  In February 2008, our Board approved a formal plan to sell Core Systems as part of our strategic initiative to focus on our security business.  As of June 30, 2008, the assets and liabilities of Core have been recorded on our balance sheet as held-for-sale.  For the three and six months ended December 31, 2008 and 2007, the operations of Core have been recorded in our statements of operations as discontinued operations.

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

On November 14, 2008, we and our wholly owned subsidiary C Acquisition Corp., which had operated under the name Core Systems (the “Subsidiary”), entered into a definitive agreement, as amended on November 24, 2008, with Core Systems Incorporated, an entity newly formed by the Subsidiary’s general manager and certain other investors, to sell substantially all of the Subsidiary's assets for a purchase price of $3,000,000 plus the assumption of certain liabilities.

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

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain assets associated with our prostate seed business and discontinued the manufacturing of brachytherapy products.  Management currently has plans in place to sell the remaining medical segment assets and discontinue the surface modification services provided to the medical device marketplace by the end of fiscal 2009.  During the three months ended December 31, 2008 we sold additional assets associated with our coatings business.  As of December 31, 2008 and June 30, 2008, the assets and liabilities of the Medical Business Unit have been recorded on our balance sheet as held-for-sale.  For the three months ended December 31, 2008 and 2007, the operations of the Medical Business Unit have been recorded in our statements of operations as discontinued operations.

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

The QS-B200 Benchtop Explosives Detector uses dual ion mobility spectrometry (“IMS”) with non radioactive ionization for the detection and identification of a wide range of military, commercial, and improvised explosives.  The QS-B200 has automatic and continuous self-calibration.  It monitors its environment, senses changes that would affect its accuracy, and re-calibrates accordingly.  For detection, the sample is collected with a standard trap, ionized, and analyzed via IMS.

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

Manufacturing Operations

We manufacture our security products primarily through a sole source contract manufacturer located locally in Worcester, Massachusetts.  We believe our strategy to outsource manufacturing should reduce manufacturing costs, improve scheduling flexibility, and allow us to focus our internal resources and management on product development, marketing, sales and distribution.  We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2008.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.  There has been no change to our critical accounting policies through the fiscal quarter ended December 31, 2008.

Results of Operations

Three Months Ended December 31, 2008 vs. December 31, 2007

Revenues

Security revenues for the three months ended December 31, 2008 were $1,519,000 as compared with $369,000 for the comparable prior year period, an increase of $1,150,000 or 311.7%.  Revenue from security products for the three months ended December 31, 2008 was $1,207,000 as compared with $244,000 for the comparable prior year period, an increase of $963,000 or 394.7%.  Revenue from government funded contracts for the three months ended December 31, 2008 was $312,000 as compared with $125,000 for the comparable prior year period, an increase of $187,000 or 149.6%.  The increase in security revenue is primarily a result of an increase in the number of units sold of our explosives detection products during the three months ended December 31, 2008 as compared to comparable prior year period.  In addition, we recorded increased revenue from government contracts resulting primarily to an award from the Department of Homeland Security.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2008 were $881,000 as compared with $408,000 for the comparable prior year period, an increase of $473,000 or 115.9%.  The increase in cost of revenues is primarily a result of the increase in sales of security products and increase in government contract revenue and the associated direct expenses of the contracts.

Gross Margin

Gross margin for the three months ended December 31, 2008 was $638,000 or 42.0% of security revenues as compared with negative gross margin of $39,000 or (10.6%) of security revenues for the comparable prior year period.  The increase in gross margin is a result of increased sales volume of our handheld explosives detection equipment; design changes to our handheld explosives detectors which improved the manufacturability; and overall cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer.

Research, Development and Regulatory Expenses

Research and development expense for the three months ended December 31, 2008 was $751,000 as compared with $663,000 for the comparable prior year period, an increase of $88,000 or 13.3%.  We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts.  We focused additional resources on our internally funded research and development programs during the three month period ended December 31, 2008 as compared with the comparable prior year period.  We charge our research and development personnel to cost of revenues for work performed on these contracts and grants.  Research and development expenses incurred prior to starting government contracts are charged to operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2008 was $1,561,000 as compared with $1,488,000 for the comparable prior year period, an increase of $73,000, or 4.9%.  During the three months ended December 31, 2008, we initiated cost containment measures, including reduction in force and reduction in work hours.  During the three months ended September 30, 2008, we reported selling, general and administrative expenses of $2,366,000 which compares to $1,561,000 for the three months ended December 31, 2008, a net cost reduction of $805,000.  We also relocated to a new facility upon the expiration of our facility lease on December 31, 2008.  We expect to realize future savings on facility and facility related costs during the remainder of fiscal 2009 as a result of the facility relocation.

Other Income and Expense, Net

For the three months ended December 31, 2008, we recorded other expense, net of $416,000 as compared with other income, net of $320,000, for the comparable prior year period, an increase in other expense, net of $736,000.  The increase in other expense, net, is primarily a result of (i) realization of the $123,000 unrealized loss of our share of CardioTech stock owned by CorNova; (ii) increase in interest expense of  $746,000 resulting, in part, from a penalty of $568,000 assessed on the Series D Redeemable Convertible Preferred Stock due to our failure to meet the amended redemption date, $90,000 forbearance fees due to cure events of default under our former credit facility, and interest expense on the senior secured convertible promissory note issued to DMRJ Group; (iii) decrease in income related to the embedded derivative associated with the Series D Preferred Stock, which was extinguished on December 10, 2008, and (iv) realized gain of $468,000 on the transfer of our investment in CorNova common stock as part of the senior secured convertible promissory note issuance.

Loss from Continuing Operations

Loss from continuing operations for the three months ended December 31, 2008 was $2,090,000 as compared with $1,870,000 for the comparable prior year period, an increase of $220,000, or 11.8%.  The increase in loss from continuing operations is primarily the result of the increase in interest expense and realization of unrealized loss of our share of CardioTech’s stock owned by CorNova; offset by increased sales of our handheld explosives detection product and improved gross margins resulting from these sales.

Preferred Distribution, Dividends and Accretion

Preferred distribution, dividends and accretion on the Series D Redeemable Convertible Preferred Stock for the three months ended December 31, 2008 was $18,000 as compared with $289,000 for the comparable prior year period, a decrease of $271,000 or 93.8%.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the three months ended December 31, 2008 was $29,000 as compared with net loss from discontinued operations of $2,945,000 for the comparable prior year period, a decrease in loss from discontinued operations of $2,974,000.  Income from discontinued operations for the three months ended December 31, 2008 is composed of (i) operating income of $8,000 from our Core Systems subsidiary, which was sold during the second quarter of fiscal 2009, (ii) operating loss of $94,000 from our medical reporting unit, (iii) gain on sale of Core Systems of $22,000 and (iv) gain on sale of assets of our medical reporting unit of approximately $93,000.  Loss from discontinued operations for the three months ended December 31, 2007 includes:  (i) losses of $2,707,000 from operations of our Core Systems subsidiary; and (ii) losses of $238,000 from operations of our medical reporting unit.

Six Months Ended December 31, 2008 vs. December 31, 2007

Revenues

Security revenues for the six months ended December 31, 2008 were $7,467,000 as compared with $1,716,000 for the comparable prior year period, an increase of $5,751,000 or 335.1%.  Revenue from security products for the six months ended December 31, 2008 was $6,509,000 as compared with $1,444,000 for the comparable prior year period, an increase of $5,065,000 or 350.8%.  Revenue from government funded contracts for the six months ended December 31, 2008 was $958,000 as compared with $272,000 for the comparable prior year period, an increase of $686,000 or 252.2%.  The increase in security revenue is primarily a result of an increase in the number of units sold of our explosives detection products during the six months ended December 31, 2008 as compared to comparable prior year period.  The sales of security products included significant shipments of our handheld explosives detection equipment to a customer in China during the three months ended September 30, 2008 aggregating approximately $4,169,000 in sales, which shipments coincided with security preparations for the Beijing Olympics.  In addition, we recorded increased revenue from government contracts resulting primarily to an award from the Department of Homeland Security.

Cost of Revenues

Cost of revenues for the six months ended December 31, 2008 were $4,053,000 as compared with $1,229,000 for the comparable prior year period, an increase of $2,824,000 or 229.8%.  The increase in cost of revenues is primarily a result of the increase in sales of security products and increase in government contract revenue and the associated direct expenses of the contracts.

Gross Margin

Gross margin for the six months ended December 31, 2008 was $3,414,000 or 45.7% of security revenues as compared with $487,000 or 28.4% of security revenues for the comparable prior year period.  The increase in gross margin is a result of increased sales volume of our handheld explosives detection equipment; design changes to our handheld explosives detectors which improved the manufacturability; and overall cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer.

Research, Development and Regulatory Expenses

Research and development expense for the six months ended December 31, 2008 was $1,771,000 as compared with $1,314,000 for the comparable prior year period, an increase of $457,000 or 34.8%.  We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts.  We focused additional resources on our internally funded research and development programs during the six months ended December 31, 2008 as compared with the comparable prior year period.  We charge our research and development personnel to cost of revenues for work performed on these contracts and grants.  Research and development expenses incurred prior to starting government contracts are charged to operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2008 was $3,927,000 as compared with $2,845,000 for the comparable prior year period, an increase of $1,082,000, or 38.0%.  The increase is primarily a result of costs associated with the additions to our senior management team; increased expenditures in our sales and marketing efforts, including increased selling expenses related to our China sales; and increased legal expenses.  During the three months ended December 31, 2008, we initiated cost containment measures, including reduction in force and reduction in work hours.  We also relocated to a new facility upon the expiration of our facility lease on December 31, 2008.  We expect to realize future savings on facility and facility related costs during the remainder of fiscal 2009 as a result of the facility relocation.

Other Income and Expense, Net

For the six months ended December 31, 2008, we recorded other expense, net of $440,000 as compared with other income, net of $237,000, for the comparable prior year period, an increase in other expense, net of $677,000.  The increase in other expense, net, is primarily a result of (i) realization of the $123,000 unrealized loss of our share of CardioTech stock owned by CorNova; (ii) increase in interest expense of $744,000 resulting, in part, from a penalty of $568,000 assessed on the Series D Redeemable Convertible Preferred Stock due to our failure to meet the amended redemption date, $90,000 forbearance fees due to cure events of default under our former credit facility, and interest expense on the senior secured convertible promissory note; (iii) decrease in interest income of $145,000 as a result of lower available cash balances for investment; (iv) decrease in income related to the embedded derivative associated with the Series D Preferred Stock, which was extinguished on December 10, 2008; and (v) realized a gain of $468,000 on the transfer of our investment in CorNova common stock as part of the senior secured convertible promissory note issuance.

Loss from Continuing Operations

Loss from continuing operations for the six months ended December 31, 2008 was $2,724,000 as compared with $3,435,000 for the comparable prior year period, a decrease of $711,000, or 20.7%.  The decrease in loss from continuing operations is primarily the result of increased sales of our handheld explosives detection product and improved gross margins resulting from these sales; offset by the increase in interest expense and realization of unrealized loss of our share of CardioTech’s stock owned by CorNova.

Preferred Distribution, Dividends and Accretion

Preferred distribution, dividends and accretion on the Series D Redeemable Convertible Preferred Stock for the six months ended December 31, 2008 was $207,000 as compared with $596,000 for the comparable prior year period, a decrease of $389,000 or 65.3%.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the six months ended December 31, 2008 was $1,019,000 as compared with net loss from discontinued operations of $3,582,000 for the comparable prior year period, a decrease in loss from discontinued operations of $4,601,000.  Income from discontinued operations for the six months ended December 31, 2008 is composed of (i) operating income of $25,000 from our Core Systems subsidiary, which was sold during the second quarter of fiscal 2009, (ii) operating loss of $51,000 from our medical reporting unit, (iii) gain on sale of Core Systems of $22,000 and (iv) gain on sale of assets of our medical reporting unit of approximately $1,024,000.  Loss from discontinued operations for the six months ended December 31, 2007 includes:  (i) losses of $3,117,000 from operations of our Core Systems subsidiary; and (ii) losses of $465,000 from operations of our medical reporting unit.

Liquidity and Capital Resources

As of December 31, 2008, we had approximately $724,000 of cash and cash equivalents, an increase of $312,000 when compared with a balance of $412,000 as of June 30, 2008.  We must repay in full the balance on the senior secured promissory note issued to DMRJ Group LLC on December 10, 2008, by December 10, 2009.  The balance due on that Note as of December 31, 2008 was $3,436,000 (liquidation value of $4,600,000).

On December 10, 2008, we used approximately $477,000 of the proceeds from the issuance of the note to DMRJ Group to repay all of the indebtedness outstanding to Bridge Bank, N.A., and the credit facility with the bank terminated. On December 10, 2008, we also used approximately $1,161,000 of the proceeds from the issuance of the note to redeem all of the Series D Preferred Stock held by Laurus, excluding the Preferred Series D redemption which is to be redeemed by the issuance of shares of our common stock, which had not been issued.  As of December 31, 2008 and June 30, 2008, the outstanding balance on the Series D Preferred Stock was $0 and $2,424,000, respectively.

During the six months ended December 31, 2008 we had net cash outflows of $2,236,000 from operating activities of continuing operations as compared to net cash outflows from operating activities of continuing operations of $3,059,000 for the comparable prior year period.  The approximate $823,000 decrease in net cash used in operating activities of continuing operations during the six months ended December 31, 2008, as compared to the comparable prior year period, was primarily a result of (i) cash provided by a decrease in the loss from continuing operations, and (ii) increase in cash provided by changes in accounts payable.  These cash inflows were offset by increased cash outflows for accrued expenses, prepaid expenses and accounts receivable.  For the six months ended December 31, 2008, we had net cash inflows of $36,000 from operating activities of discontinued operations, compared with net cash outflows of $374,000 from operating activities of discontinued operations for the comparable prior year period, due primarily to a decrease in the loss from discontinued operations.

During the six months ended December 31, 2008 we had net cash inflows of $2,872,000 from investing activities of continuing operations as compared to net cash outflows of $39,000 from investing activities of continuing operations for the comparable prior year period.  The approximate $2,911,000 increase in net cash provided by investing activities of continuing operations during the six months ended December 31, 2008, as compared to the comparable prior year period, was primarily a result of cash provided from the sale of property and equipment, sale of Core Systems and payments received on a note receivable.  For the six months ended December 31, 2008, we had net cash outflows of $28,000 from investing activities of discontinued operations, compared to net cash outflows of $166,000 from investing activities of discontinued operations for the comparable prior year period, due primarily to a decrease in cash used to purchase property and equipment.

During the six months ended December 31, 2008 we had net cash outflows of $331,000 from financing activities of continuing operations as compared to net cash outflows of $1,177,000 from financing activities of continuing operations for the comparable prior year period.  The approximate $846,000 decrease in net cash used in financing activities of continuing operations during the six months ended December 31, 2008, as compared to the comparable prior year period, was primarily a result of cash provided by the issuance of the senior secured convertible promissory note, net of principal repayments; offset by the repayments of the Series D Redeemable Convertible Preferred Stock, long-term debt, credit facility, and capital lease obligations.  For the six months ended December 31, 2008, we had net cash outflows of $1,000 from financing activities of discontinued operations compared with net cash outflows of $2,000 from financing activities of discontinued operations for the comparable prior year period, due to decreased principal payments of capital lease obligations.  We expect that the absence of negative cash flows from our discontinued operations will have a favorable impact on our future liquidity and capital resources.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note bears interest at 11.0% per annum and is collateralized by all of our assets.  The effective interest rate on the note is approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 share of the common stock of CorNova, a privately-held, development stage medical device company to DMRJ Group.  The note is convertible in whole or in part at the option of DMRJ Group into shares of our common stock at an initial conversion price of $0.26 per share.

We valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrants, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ Group.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to warrants, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrants were valued using the Black-Scholes model with the following assumptions:  volatility 93.7%, risk-free interest rate of 2.82%, expected life of 7 years and expected dividend yield of 0.00%.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note requires us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of our Accurel Systems subsidiary, upon the release of such funds.  The remaining principal balance, together with outstanding interest, is due and payable on December 10, 2009.  As of December 31, 2008, the outstanding balance on the Note was $3,436,000.

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if we are the survivor of such consolidation or merger; against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that we have authorized or reserved for the purpose of issuance, one 150% of the aggregate number of share of our common stock to provide for the issuance of the warrant shares; maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than one hundred (100) days past due; and that we maintain a current ratio, defined as current assets minus current liabilities, of no less than 0.60 to 1.00.  As of December 31, 2008, our current ratio was 0.50 to 1.00, and we are not in compliance with the required current ratio.  We have requested a waiver of this default.  If we are unable to obtain a waiver of the current ratio default, DMRJ Group may declare the entire unpaid principal balance of the note, together with all interest accrued hereon, plus fees and expenses, due and payable.

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

Off-Balance Sheet Arrangements

As of December 31, 2008 we had an irrevocable standby letter of credit outstanding in the approximate amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for product shipped in the first quarter of fiscal 2009.  The letter of credit expires on July 31, 2010.

As of December 31, 2008, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  We adopted SFAS No. 159 on July 1, 2008, which adoption did not have a material affect on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  SFAS No. 160 clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the condensed consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We expect to adopt SFAS No. 160 on July 1, 2009, and do not expect it to have a material affect on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired.  Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of SFAS No. 141(R) is prohibited.  We expect to adopt SFAS No. 141(R) on July 1, 2009.  We believe the adoption of SFAS N0. 141(R) could have a material impact on how we will identify, negotiate, and value future acquisitions and a material impact on how an acquisition will affect our condensed consolidated financial statements.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have relied on a third-party credit facility to provide working capital.  Our credit facility was terminated on December 10, 2008 and we have currently do not have access to a new credit facility.  If our access to a third-party credit facility continues to be unavailable, our business could be adversely affected.

We have relied on third-party credit, private equity financing and cash generated from our operations for working capital purposes.  Our credit facility with Bridge Bank, N.A. was terminated on December 10, 2008 and the unpaid balance of $477,000 on that date was repaid in full.

If we are unable to negotiate a new credit facility with another lender, or if we are unable to raise additional capital through other third-party sources, we will be required to reduce or curtail our operations and research and development projects.  This would have a material adverse effect on our business and results of operations.

We are in default of certain financial covenants of the Senior Secured Convertible Promissory Note issued to DMRJ Group.  If we are unable to obtain a waiver from DMRJ Group, then DMRJ Group may declare the entire unpaid principal balance of the note, together with all interest accrued hereon, plus fees and expenses, due and payable.

As of December 31, 2008, we were not in compliance with certain financial covenants of the  senior secured convertible promissory note issued on December 10, 2008 to DMRJ Group, LLC.  We have requested a waiver of this default.  If we are unable to obtain a waiver, DMRJ Group may declare the entire unpaid principal balance of the note, together with all interest accrued hereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ Group would have a material adverse effect on our liquidity and financial condition and could require us to curtail or discontinue all of our operations and to file for protection under bankruptcy laws.  Our ability to comply with the debt covenants in the future depends on our ability to generate sufficient sales, control our expenses and will require us to seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could require us to curtail or discontinue operations entirely and to file for protection under bankruptcy laws.  Further, upon the occurrence of an event of default under certain provisions of the note, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance of the note.

We are engaged in litigation with Evans Analytical Group LLC, the buyer of our Accurel Systems subsidiary.  If we are unsuccessful in defending the claims made by Evans, our business, assets and results of operations could be materially adversely affected.

In May 2007, we entered into an asset purchase agreement to sell substantially all of the assets of our Accurel Systems subsidiary to Evans for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  In February 2008, Evans filed suit requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  More recently, Evans filed motions to attach substantial portions of our assets prior to any final judgment on the merits of Evans’ claims.  On November 7, 2008, the Superior Court of the State of California, Santa Clara County, denied Evans’ motions.  We are vigorously defending ourselves against Evans’ claims.  During late 2008 and early 2009, we and Evans each prepared comprehensive summary judgment motions against the other, arguing that the case should be resolved by the Court as a legal matter, without the need for jury trial.  We and Evans have each opposed each other’s motions.  The motions were heard by the Court on February 10, 2009, and the Court has not yet issued a ruling on either motion.  A trial date of April 6, 2009 is presently scheduled.  No assurance can be given, however, that we will be successful in our defense against Evans’ claims.  Any substantial final judgment in favor of Evans would have a material adverse effect on our business, assets and results of operations, and could require us to file for protection under bankruptcy laws.  Moreover, we believe that our litigation with Evans has made it extremely difficult to raise capital we need to operate our business.

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on the business.

Management continually evaluates plans to reduce its operating expenses, increase sales and increase its cash flow from operations.  Despite the current sales, expense and cash flow projections, the cash available from our line of credit, the projected cash from the sale of Core Systems and certain other assets, we will require additional capital in the third quarter of fiscal 2009 to fund operations and continue the development, commercialization and marketing of our products.

Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms, would have a material adverse effect on our operations and could require us to file for protection under bankruptcy laws.

We have received notification that the New York Stock Exchange Alternext US intends to initiate proceedings to delist our common stock from trading on the Exchange.  Our inability to appeal the Exchange’s decision to delist our common stock could adversely affect our business and ability to raise capital.

On February 2, 2009, we received a notice from the NYSE Alternext US LLC stating that the Exchange intends to initiate proceedings to delist our common stock for failure to comply with Sections 1003(a)(i), 1003(a)(ii), 1003(a)(iii) and 1003(a)(iv) of the Exchange’s Company Guide.

As previously reported, the Exchange notified us in April 2008, June 2008 and November 2008 that we were not in compliance with Section 1003(a)(i) of the Company Guide, in that we had stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of our three most recent fiscal years; Section 1003(a)(ii) of the Company Guide, in that we had stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three out of our four most recent fiscal years; Section 1003(a)(iii) of the Company Guide, in that we had stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in our five most recent fiscal years; and Section 1003(a)(iv) of the Company Guide, in that we had sustained losses which were so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether we would be able to continue operations and/or meet our obligations as they mature.

Also as previously reported, we submitted a plan of compliance to the Exchange in May 2008, in response to the April 2008 notification, which addressed the actions we had taken and will take that were intended to bring us into compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the Company Guide by October 2009.  We submitted a revised plan of compliance to the Exchange in November 2008, in response to the November 2008 notification, which addressed additional actions we had taken and will take that were intended to bring us into compliance with Section 1003(a)(iv) of the Company Guide by February 2009.

The Exchange’s February 2 notice states that the Staff of the Exchange does not believe that the steps outlined in our revised compliance plan make a reasonable demonstration of our ability to regain compliance with all of the Exchange’s listing standards by October 9, 2009, and that, accordingly, our common stock is subject to immediate delisting proceedings.

In addition, the Exchange’s February 2 notice states that our common stock has closed at between $0.15 and $0.28 per share over the last 30 trading days, and that the Staff is concerned that, as a result of the low selling price, our common stock may not be suitable for auction market trading should our securities continue to be listed on the Exchange.  The Staff has determined that this constitutes an additional deficiency and that, pursuant to Section 1003(f)(v) of the Company Guide, any continued listing of our common stock will be predicated on our effecting a reverse split of our common stock within a reasonable amount of time.

We are entitled to appeal the Staff’s determination to initiate delisting proceedings on or before February 9, 2009.  We filed an appeal on February 6, 2009 and requested a hearing before a committee of the Exchange.  The Exchange responded to our hearing request and has scheduled a hearing on March 18, 2009.

Pursuant to the Company Guide, we expect our common stock will remain listed for trading pending the outcome of the appeal, subject to the Exchange’s ongoing review of the matter.  We can provide no assurance, however, that our appeal will be successful or that the Exchange will not suspend trading in our common stock prior to the hearing.

If our common stock is delisted from the NYSE Alternext US, the liquidity of our stock could be substantially limited and our ability to raise capital would be impaired.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2008, we agreed to issue 929,535 shares of common stock, having a value of $268,000, to an affiliate of Laurus Master Fund, Ltd., in partial redemption of our Series D Cumulative Redeemable Convertible Preferred Stock.

On December 10, 2008, we issued a senior secured convertible promissory note in the principal amount of $5,600,000, and a warrant to purchase 1,000,000 shares of common stock, to DMRJ Group, LLC. The note has an initial conversion price of $.26 per share and the warrant has an initial exercise price of $.26 per share.

On December 30, 2008, we agreed to issue 300,000 shares of common stock, having a value of $70,000, to JFS Investments, Inc., in consideration of services rendered in connection with the financing by DMRJ Group LLC.

The issuance of these securities is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

2.1 (1)	Asset Purchase Agreement by and among Core Systems Incorporated, C Acquisition Corp. and Implant Sciences Corporation, dated November 14, 2008

2.2 (2)	Amendment dated November 24, 2008, to Asset Purchase Agreement dated November 14, 2008, by and among Implant Sciences Corporation, C Acquisition Corp. and Core Systems Incorporated

10.1 (2)	$1,625,000 promissory note dated November 24, 2008, executed by Core Systems Incorporated and delivered to C Acquisition Corp.

10.2 (2)	Security Agreement dated November 24, 2008, between Core Systems Incorporated and C Acquisition Corp.

10.3 (3)
Omnibus Amendment, dated as of September 30, 2008, among Implant Sciences Corporation and LV Administrative Services, Inc., as administrative and collateral agent for each of Laurus Master Fund, Ltd. and Valens Offshore SPV I, Ltd., to (i) that certain Securities Purchase Agreement, dated as of September 29, 2005, by and between the Company and Laurus Master Fund, Ltd. and (ii) certain the other related agreements referred to in the Purchase Agreement

10.4 (4)
Omnibus Amendment, dated as of October 31, 2008, among Implant Sciences Corporation and LV Administrative Services, Inc., as administrative and collateral agent for each of Laurus Master Fund, Ltd. and Valens Offshore SPV I, Ltd., to (i) that certain Securities Purchase Agreement, dated as of September 29, 2005, by and between the Company and Laurus Master Fund, Ltd. and (ii) certain the other related agreements referred to in the Purchase Agreement

10.5 (4)	Amendment, dated November 4, 2008, to the Transition Agreement dated as of September 27, 2007, between Implant Sciences Corporation and Dr. Anthony Armini

10.6 (5)	Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC

10.7 (5)	Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC

10.8 (5)	Warrant to Purchase Shares of Common Stock, dated December 10, 2008, issued by Implant Sciences Corporation to DMRJ Group LLC

10.9 (5)
Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party

10.10 (5)
Patent Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party

10.11 (5)
Guaranty, dated as of December 10, 2008, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC

10.12 (6)	Lease dated December 11, 2008 between Implant Sciences Corporation and Wakefield Investments, Inc.

10.13 (7)	Employment Agreement dated February 6, 2009 between Implant Sciences Corporation and Glenn D. Bolduc.

31.1 (8)	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2 (8)	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (8)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________

(1)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated November 14, 2008 and filed November 19, 2008, and incorporated herein by reference.

(2)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated November 24, 2008 and filed December 1, 2008, and incorporated herein by reference.

(3)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 30, 2008 and filed October 6, 2008, and incorporated herein by reference.

(4)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated November 4, 2008 and filed November 6, 2008, and incorporated herein by reference.

(5)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 10, 2008 and filed December 16, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 11, 2008 and filed December 17, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated February 6, 2009 and filed February 11, 2009, and incorporated herein by reference.

(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

By:  /s/ Glenn D. Bolduc
Glenn D. Bolduc
President, Chief Executive Officer and Chief Financial Officer

Dated:  February 17, 2009