Form 10-Q
period 2009-03-31
IMPLANT SCIENCES CORP
filed 2009-06-15
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                 to

Commission File Number: 001-14949

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

As of June 4, 2009, there were 15,424,195 shares of the registrant’s Common Stock were outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2009 and June 30, 2008	3
	Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4T.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33-34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
	Signatures	36

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$229,000	$412,000
Restricted cash	1,739,000	514,000
Accounts receivable-trade, net of allowance of $64,000 and $9,000, respectively	130,000	667,000
Accounts receivable, unbilled	102,000	152,000
Notes receivable, current	164,000	-
Inventories	479,000	725,000
Prepaid expenses and other current assets	709,000	369,000
Current assets held for sale	216,000	1,883,000
Total current assets	3,768,000	4,722,000
Property and equipment, net	356,000	443,000
Amortizable intangible assets, net	2,000	54,000
Notes receivable, net of current	813,000	-
Other non-current assets	78,000	1,096,000
Goodwill	3,136,000	3,136,000
Non-current assets held for sale	143,000	2,645,000
Total assets	$8,296,000	$12,096,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Senior secured convertible note, (liquidation value $4,600,000)	$3,741,000	$-
Current maturities of long-term debt and obligations under capital lease	30,000	417,000
Line of credit	-	477,000
Notes payable	-	181,000
Payable to Med-Tec	59,000	80,000
Payable to Ion Metrics shareholders	-	2,514,000
Accrued expenses	2,963,000	2,062,000
Accounts payable	3,649,000	2,439,000
Current portion of long-term lease liability	276,000	317,000
Deferred revenue	17,000	66,000
Current liabilities held for sale	121,000	1,079,000
Total current liabilities	10,856,000	9,632,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	88,000	113,000
Long-term lease liability	168,000	446,000
Long-term liabilities held for sale	-	1,000
Long-term litigation settlement liability	5,000,000	-
Total long-term liabilities	5,256,000	560,000
Total liabilities	16,112,000	10,192,000

Commitments and contingencies (Note 17)

Series D Cumulative Redeemable Convertible Preferred Stock, $10 stated value; 500,000 shares
authorized, 0 and 242,424 shares outstanding, respectively, (liquidation value $2,424,000)	-	2,269,000

Stockholders' (deficit) equity:
Common stock; $0.10 par value; 50,000,000 shares authorized; 14,205,205 and 14,194,660 and 12,114,553 and 12,104,008 shares issued and outstanding, respectively	1,421,000	1,211,000
Additional paid-in capital	61,035,000	58,317,000
Accumulated deficit	(70,224,000)	(59,720,000)
Deferred compensation	-	(2,000)
Accumulated other comprehensive income (loss)	25,000	(98,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' (deficit) equity	(7,816,000)	(365,000)
Total liabilities and stockholders' (deficit) equity	$8,296,000	$12,096,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues
Security products	$305,000	$679,000	$6,814,000	$2,123,000
Government contracts and services	248,000	110,000	1,206,000	382,000
	553,000	789,000	8,020,000	2,505,000
Cost of revenues	333,000	580,000	4,386,000	1,809,000
Gross margin	220,000	209,000	3,634,000	696,000
Operating expenses:
Research and development	809,000	821,000	2,580,000	2,135,000
Selling, general and administrative	1,898,000	1,331,000	5,825,000	4,176,000
Litigation settlement	5,700,000	-	5,700,000	-
	8,407,000	2,152,000	14,105,000	6,311,000
Loss from operations	(8,187,000)	(1,943,000)	(10,471,000)	(5,615,000)
Other income (expense), net:
Interest income	15,000	28,000	35,000	193,000
Interest expense	(377,000)	(21,000)	(1,182,000)	(82,000)
Equity in losses in unconsolidated subsidiary	-	-	(123,000)	-
Gain on transfer of investment	-	-	468,000	-
Change in fair value of embedded derivatives related to preferred stock features	-	(97,000)	-	36,000
Total other (expense) income, net	(362,000)	(90,000)	(802,000)	147,000
Loss from continuing operations	(8,549,000)	(2,033,000)	(11,273,000)	(5,468,000)
Preferred distribution, dividends and accretion	-	(249,000)	(207,000)	(845,000)
Loss from continuing operations applicable to common shareholders	(8,549,000)	(2,282,000)	(11,480,000)	(6,313,000)
(Loss) income from discontinued operations, before sale of discontinued operations	(43,000)	504,000	954,000	(3,078,000)
Gain on sale of discontinued operations	-	-	22,000	-
(Loss) income from discontinued operations	(43,000)	504,000	976,000	(3,078,000)
Net loss applicable to common shareholders	$(8,592,000)	$(1,778,000)	$(10,504,000)	$(9,391,000)
Net loss	$(8,592,000)	$(1,529,000)	$(10,297,000)	$(8,546,000)

Loss per share from continuing operations, basic and diluted	$(0.60)	$(0.17)	$(0.81)	$(0.46)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.60)	$(0.19)	$(0.82)	$(0.53)
(Loss) income per share from discontinued operations, basic and diluted	$(0.00)	$0.04	$0.07	$(0.26)
Net loss per share applicable to common shareholders, basic and diluted	$(0.61)	$(0.15)	$(0.75)	$(0.79)
Net income (loss) per share	$(0.61)	$(0.13)	$(0.74)	$(0.72)
Weighted average shares used in computing net loss per common share, basic and diluted	14,154,990	11,956,189	13,919,545	11,879,350

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31
	2009	2008
Cash flows from operating activities:
Net loss	$(10,297,000)	$(8,546,000)
Less: Net income (loss) from discontinued operations	976,000	(3,078,000)
Loss from continuing operations	(11,273,000)	(5,468,000)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	207,000	127,000
Bad debt expense	55,000	28,000
Share-based compensation expense	278,000	515,000
Loss on disposal of fixed asset	10,000	-
Change in fair value of embedded derivatives	-	(36,000)
Non-cash interest expense	904,000	-
Fair value of warrants issued to non-employees	(17,000)	-
Warrant accretion on debt	56,000	9,000
Equity in loss of unconsolidated subsidiary	123,000	-
Gain on transfer of investment	(468,000)	-
Litigation settlement	5,700,000	-
Interest income on note receivable	(6,000)	-
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	532,000	147,000
Inventories	246,000	117,000
Prepaid expenses and other current assets	(340,000)	(13,000)
Accounts payable	1,173,000	404,000
Accrued expenses	(127,000)	(315,000)
Deferred revenue	(49,000)	259,000
Lease liability	(319,000)	-
Net cash used in operating activities of continuing operations	(3,315,000)	(4,226,000)
Net cash provided by (used in) operating activities of discontinued operations	59,000	(506,000)
Net cash used in operating activities	(3,256,000)	(4,732,000)
Cash flows from investing activities:
Purchases of property and equipment	(16,000)	(74,000)
Proceeds from (investment in) certificates of deposit	25,000	(50,000)
Payments received on note receivable	654,000	-
Proceeds from sale of property and equipment, net of transaction costs	1,459,000	-
Proceeds from the sale of Core Systems, net of transaction costs	1,080,000	-
(Decrease) increase in other non-current assets	18,000	-
Net cash provided by (used in) investing activities of continuing operations	3,220,000	(124,000)
Net cash used in investing activities of discontinued operations	(28,000)	(271,000)
Net cash provided by (used in) investing activities	3,192,000	(395,000)
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	24,000	52,000
Proceeds from the issuance of Senior Secured Convertible Promissory Note	4,734,000	-
Principal payment on Senior Secured Convertible Promissory Note	(1,000,000)	-
Dividends on Series D Cumulative Redeemable Convertible Preferred Stock	(52,000)	(222,000)
Payments on Series D Cumulative Redeemable Convertible Preferred Stock	(2,724,000)	(1,060,000)
Principal repayments of long-term debt and capital lease obligations	(336,000)	(1,068,000)
Net (repayments) proceeds on line of credit	(764,000)	227,000
Net cash used in financing activities of continuing operations	(118,000)	(2,071,000)
Net cash used in discontinued operations	(1,000)	(2,000)
Net cash used in financing activities	(119,000)	(2,073,000)
Net change in cash and cash equivalents	(183,000)	(7,200,000)
Cash and cash equivalents at beginning of period	412,000	9,621,000
Cash and cash equivalents at end of period	$229,000	$2,421,000

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Acquisition of Ion Metrics

In April 2008, the Company acquired all of the capital stock of Ion Metrics, Inc, a California corporation.  Ion Metrics is in the business of producing low cost mass sensor systems for the detection and analysis of chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets. The transaction was structured as a reorganization of Ion Metrics with and into a newly formed, wholly-owned subsidiary of the Company.  The total purchase price, including $564,000 of assumed liabilities, was approximately $3,309,000.  As part of the transaction, the Company issued to the former stockholders of Ion Metrics consideration consisting of 2,000,000 shares of the Company’s common stock, par value $0.10 per share. The integration of the Ion Metrics technologies into the Company’s Quantum Sniffer product line is expected to provide opportunities to introduce smaller, lower cost, and higher performance security solutions.  Please refer to Note 18 for further information relative to the acquisition of Ion Metrics.

Sale of Accurel

In May 2007, the Company sold substantially all of the assets of our Accurel Systems subsidiary to Evans Analytical Group, LLC for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  In February 2008, Evans filed suit in the Superior Court of the State of California, Santa Clara County, requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  On March 27, 2009, the Company announced the settlement of this litigation and the mutual release by the Company and Evans of all claims related to the sale of Accurel.  In settling this litigation, the Company agreed to pay Evans damages in the amount of approximately $5,700,000 by (i) agreeing to release to Evans approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and (ii) agreeing to issue to Evans 1,000,000 shares of a new series of preferred stock having an aggregate liquidation preference of $5,000,000.  On April 8, 2009, approximately $700,000 of the funds held in escrow were released to Evans and $300,000, the balance of the escrow amount was released to the Company.

Sale of Core

On November 14, 2008, the Company and its wholly owned semiconductor subsidiary C Acquisition Corp., which had operated under the name Core Systems (the “Subsidiary”), entered into a definitive agreement, with Core Systems Incorporated, an entity newly formed by the Subsidiary’s general manager and certain other investors (the “Buyer”), to sell substantially all of Core Systems’ assets for a purchase price of $3,000,000 plus the assumption of certain liabilities.  The Buyer made a cash down payment of $250,000 prior to the execution of the definitive agreement.  On November 24, 2008, the parties amended the agreement and completed the asset sale.  On that date, the Buyer made a cash payment of $1,125,000 and issued a promissory note in the amount of $1,625,000.  The promissory note required the Buyer to pay the Subsidiary $125,000 on or before November 28, 2008, an additional $500,000 on or before December 24, 2008, and the remaining principal balance, together with accrued interest, in equal monthly installments over a period of 60 months commencing on February 1, 2009.  The Buyer and the Subsidiary also executed a security agreement, pursuant to which the Buyer granted the Subsidiary a security interest in all of the Buyer’s assets to secure its obligations under the promissory note.  The Buyer paid $250,000 of the amount due in December, paid the remaining $250,000 balance due on the December payment on March 20, 2009 and has paid all monthly installments due on the note.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sale of Medical Reporting Unit

In June 2007, the Company sold certain of the assets related to its brachytherapy products and divested the prostate seed and medical software businesses.  In March 2008, the Company informed its medical coatings customers of its intention to discontinue coating operations by the end of the 2008 calendar year.  During the nine months ended March 31, 2009, under three separate asset purchase agreements, the Company sold certain assets of its medical coatings business, with gross proceeds aggregating approximately $1,591,000.  The Medical Reporting Unit is reported as discontinued operations in the accompanying financial statements.

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

Risks and Uncertainties

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and must repay in full the balance of the senior secured convertible promissory note (see Note 11) on December 10, 2009.  The senior secured convertible promissory note was recorded at $3,741,000 as of March 31, 2009 and has a liquidation value of $4,600,000.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

While the Company strives to bring new products to market, it is subject to a number of risks similar to other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products.  For the nine months ended March 31, 2009, the Company reported net loss applicable to common shareholders of $10,504,000, loss from continuing operations of $11,273,000 and used $3,315,000 in cash from operating activities of continuing operations.  As of March 31, 2009, the Company had an accumulated deficit of approximately $70,224,000 and a working capital deficit of $7,088,000.  Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations.  Failure of the Company to achieve its projections may require the Company to seek additional financing or discontinue operations.

In June, August, October and November 2008, the Company entered into a series of amendments, waivers and modifications to its credit agreements with Bridge Bank, N.A., pursuant to which, in exchange for the payment by the Company of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced the Company’s credit line to $1,500,000 from $5,000,000, and the bank extended the modified facility through December 10, 2008. On December 10, 2008, the Company used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 11) to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of March 31, 2009 and June 30, 2008, the Company’s obligation for borrowed funds under the credit facility amounted to $0 and $862,000, respectively.

On December 10, 2008, the Company entered into a Note and Warrant Purchase Agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The Company valued the note at issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the fair value of the CorNova common stock and the original issue discount.  As required under the terms of the note, the Company made a principal payment of $1,000,000 on December 24, 2008.  The note requires the Company to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sale of the assets of Accurel Systems International, upon the

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

release of such funds.  DMRJ waived the requirement that the Company make a principal payment in an amount equal to the amount of the escrow funds released in connection with the Evans litigation settlement.  The remaining principal balance, together with outstanding interest, is due and payable on December 10, 2009.  The note bears interest at 11.0% per annum.  The Company prepaid interest in the amount of $616,000 upon the issuance of the note.  On March 12, 2009, the Company entered into a letter agreement with DMRJ pursuant to which we were granted access to $250,000 of previously restricted cash held in a blocked account.  The effect of the letter agreement made $250,000 available to us until the close of business on April 14, 2009.  The Company is required to maintain a minimum balance of not less than $500,000 in the blocked account on or after April 15, 2009.  As of April 15, 2009, the Company was not in compliance with the $500,000 minimum cash balance required, which event of noncompliance was waived by DMRJ.  In consideration of the letter agreement, on March 12, 2009, we issued to DMRJ an Amended and Restated Senior Secured Convertible Promissory Note and an Amended and Restated Warrant to Purchase Shares of Common Stock, which replaced the note and warrant issued on December 10, 2008.  The terms of the amended and restated note and warrant are identical to the terms of the original note and warrant except that the amended document reduced the initial conversion price of the original note from $0.26 to $0.18 and reduced the initial exercise price of the original warrant from $0.26 to $0.18.  As of March 31, 2009, the outstanding balance on the amended and restated note was $3,741,000, and the liquidation value was $4,600,000.  The note contains restrictions and financial covenants including a requirement that the Company maintain a current ratio, defined as current assets minus current liabilities, of no less than 0.60 to 1.00 and requires that the aggregate dollar amount of all accounts payable to be no more than one hundred (100) days past due.  As of March 31, 2009, the Company’s current ratio was 0.35 to 1.00 and the Company’s aggregate dollar amount of all accounts payable exceeded one hundred days past due, as such the Company is not in compliance with the required current ratio and accounts payable financial covenants.  The Company has requested a waiver for these events of noncompliance.

If the Company is unable to obtain a waiver, DMRJ may declare the entire unpaid principal balance of the note, together with all interest accrued hereon, plus fees and expenses, due and payable.  Any such action by DMRJ would have a material adverse effect on the Company’s liquidity and financial condition and could require the Company to curtail or discontinue all of its operations.  The Company’s ability to comply with its debt covenants in the future depends on its ability to generate sufficient sales and control its expenses, and will require the Company to seek additional capital through private financing sources.  There can be no assurances that the Company will achieve its forecasted financial results or that it will be able to raise additional capital to operate its business.  Any such failure would have a material adverse impact on the Company's liquidity and financial condition and could require the Company to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of the amended and restated note, the Company could be required to pay default rate interest equal to the lesser of two and one half percent (2.5%) per month and the maximum applicable legal rate per annum on the outstanding principal balance of the note.

Management believes there are plans in place to sustain operations for the near future.  These plans depend on current sales, expense and cash flow projections, a substantial increase in sales of the Company’s handheld trace explosives detector product and the ability of the Company to raise additional capital.  To further sustain the Company, improve its cash position, and enable it to grow while reducing debt, management will need to seek additional capital through private financing sources during the fourth quarter of fiscal 2009.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control costs at the Company and actively seek needed capital through sales of its products, equity infusions, government grants and awards, strategic alliances, and through its lending institutions.

Under its agreements with Laurus Master Fund, Ltd. and its affiliates, the Company had been required to redeem its Series D Cumulative Redeemable Convertible Preferred Stock on a monthly basis, with the final redemption payment to be made in September 2008.  The Company received a waiver of the monthly redemption payments for the period December 2006 through August 2007 and, in September 2007, the Company resumed making monthly redemptions.  In September, 2008, Laurus agreed to extend the final redemption date to October 24, 2008 in exchange for a redemption payment of $250,000, including $22,000 of accrued dividends.  The Company did not meet its redemption obligation on October 24, 2008 and, on November 4, 2008, Laurus and the Company again amended their agreements, effective as of October 31, 2008, to provide that the amount necessary to redeem in full the Series D Preferred Stock would be approximately $2,461,000, together with accrued and unpaid dividends.  Under these amendments, the Company agreed to make monthly redemption payments through a new final

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

redemption date of April 10, 2009.  The Company redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed as of the October 31, 2008 redemption date by agreeing to issue 929,535 shares of its common stock, and redeemed the balance with a cash payment of $250,000.  On December 10, 2008, the Company used approximately $1,161,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 11) to redeem in full all of its outstanding Series D Preferred Stock.  As of March 31, 2009 and June 30, 2008, the Company’s obligation to redeem the Series D Preferred Stock amounted to $0 and $2,424,000, respectively.  At March 31, 2009, $268,000, representing the fair value of the unissued shares of the Company’s common stock is included in current liabilities.  In May 2009, the Company issued the 929,535 shares to Laurus Master Fund, Ltd.

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three and nine months ended March 31, 2009 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Form 10-K, as amended, as of and for the year ended June 30, 2008.

The balance sheet at June 30, 2008 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company reflecting its operations in Massachusetts and California.

As a result of the Company’s decision to dispose of its Core Systems business, the assets and liabilities of Core are presented in the accompanying condensed consolidated balance sheet as assets and liabilities held for sale as of June 30, 2008 and the operating results of Core are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three and nine months ended March 31, 2009 and 2008.

As a result of the Company’s decision to dispose of the medical business unit, the assets and liabilities of the medical business unit are presented in the accompanying condensed consolidated balance sheet as assets and liabilities held for sale as of March 31, 2009 and June 30, 2008, and the operating results of the medical business unit are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three and nine months ended March 31, 2009 and 2008.

Additionally, the following notes to the condensed consolidated financial statements include disclosures related to the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant accounting policies are described in Note 2 to the financial statements included in Item 7 of the Company’s Form 10-K, as amended, for the fiscal year ended June 30, 2008.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, valuation for goodwill and acquired intangible assets, and realization of amounts held in escrow.

Certain reclassifications were made to the financial statements for the three and nine months ended March 31, 2008 to conform to the presentation for the three and nine months ended March 31, 2009.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Under SFAS No. 157, the Company’s cash and cash equivalents, which had a balance of approximately $229,000, was required to be measured at fair value at March 31, 2009 and the balance was included in Level 1 inputs.

4.	Restricted Cash

As of March 31, 2009 and June 30, 2008, the Company had restricted cash of $1,739,000 and $514,000, respectively.  Restricted cash consisted of the following:

	March 31,	June 30,
	2009	2008
Money market account	$439,000	$439,000
Funds held in escrow	1,000,000	-
Certificates of deposit	50,000	75,000
Blocked account deposit	250,000	-
	$1,739,000	$514,000

The restricted cash of $439,000 held in a money market account collateralizes the Company’s performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for security product which shipped in the first quarter of fiscal 2009.  The restricted funds of $50,000 and $75,000 deposited in certificates of deposit, collateralizes credit cards issued by the Company’s primary lender.  Pursuant to its agreements with DMRJ (See Note 11), the Company is required to maintain a balance of at least $500,000 in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement.  On December 16, 2008,  the Company deposited $500,000 into a bank account pursuant to the blocked account agreement.  On March 12, 2009, the Company and DMRJ entered into a letter agreement to which DMRJ granted the Company access to $250,000 of the funds held in the blocked account for a period commencing on March 12, 2009 and ending April 14, 2009 at which date the Company is required to maintain a minimum balance of not less that $500,000 in the blocked account.  As of April 15, 2009, the Company was not in compliance with the $500,000 minimum cash balance requirement, which event of noncompliance was waived by DMRJ.

In May 1, 2007, the Company sold substantially all of the assets of our Accurel Systems subsidiary to Evans Analytical Group, LLC and entered into an escrow agreement with Evans, Accurel, and Zions First National Bank.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the escrow agreement, Evans deposited $1,000,000 of the total purchase price for the assets into an escrow account.  On March 27, 2009, the Company announced the settlement of litigation with Evans and the mutual release by the Company and Evans of all claims related to the sale of Accurel.  As part of the settlelment, on April 8, 2009, approximately $700,000 of the funds held in escrow since the closing of the Accurel sale were released to Evans and $300,000, the balance of the escrow amount, was released to the Company.

5.	Stock Based Compensation

The Company’s condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 include $131,000 and $168,000, respectively, of compensation costs and no income tax benefit related to the Company’s stock-based compensation arrangements for employee and non-employee director awards.  For the nine months ended March 31, 2009 and 2008, the condensed consolidated statements of operations include $278,000 and $515,000, respectively, of compensation costs and no income tax benefit related to the Company’s stock-based compensation arrangements for employees and non-employee director awards.  As of March 31, 2009, the total amount of unrecognized stock-based compensation expense was approximately $315,000, which will be recognized over a weighted average period of 2.5 years.

6.	Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” specifies the nature of information that is required to be disclosed in financial statements regarding related party transactions.  The former chairman of Ion Metrics, Inc., which was acquired by the Company on April 10, 2008, serves as a Managing Director of a merger and acquisition and management advisory company that was engaged by the Company to market the Company’s wholly-owned Core Systems subsidiary.  During the three months ended March 31, 2009 and 2008, this advisory company was paid $0 and $25,000, respectively.  During the nine months ended March 31, 2009 and 2008, the advisory company was paid $138,000 and $25,000, respectively.  As of March 31, 2009, the Company recorded payables to the advisory company of $7,000.

In connection with the April 2008 acquisition of Ion Metrics, the Company entered into a board observer rights agreement, providing for, among other things, the right of one representative of Ion Metrics’ former shareholders to attend meetings of the Company’s board of directors as an observer, which role has been represented by the former chairman of Ion Metrics.  On October 13, 2008, the Company and Ion Metrics’ former shareholders agreed to terminate the board observer rights agreement and agreed to terminate the related escrow agreement, as further described in Note 18.  Further, the Company has entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman.

7.	Inventories

Inventories consist of the following:

	March 31,	June 30,
	2009	2008
Raw materials	$169,000	$400,000
Work in progress	30,000	23,000
Finished goods	280,000	302,000
	$479,000	$725,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Property and Equipment

Property and equipment consist of the following:

	March 31,	June 30,
	2009	2008
Machinery and equipment	$509,000	$517,000
Computers and software	876,000	871,000
Furniture and fixtures	166,000	164,000
Leasehold improvements	62,000	369,000
Equipment under capital lease	93,000	93,000
	1,706,000	2,014,000
Less: accumulated depreciation and amortization	1,350,000	1,571,000
	$356,000	$443,000

For the three months ended March 31, 2009 and 2008, depreciation expense was $55,000 and $44,000, respectively.  For the nine months ended March 31, 2009 and 2008, depreciation expense was $155,000 and $127,000, respectively.

9.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2009	2008
Accrued compensation and benefits	$425,000	$807,000
Accrued taxes	472,000	289,000
Accrued legal and accounting	337,000	259,000
Accrued interest	5,000	46,000
Accrued warranty costs	227,000	104,000
Litigation settlement	700,000	-
Other accrued liabilities	797,000	557,000
	$2,963,000	$2,062,000

10.	Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of March 31, 2009 and 2008, there were no potentially dilutive shares, which shares were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

11.	Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, the Company entered into an asset purchase agreement with Med-Tec Iowa, Inc., its former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and to release one another from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000 which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over its estimated useful life of 29 months.  The outstanding and past due principal balance as of March 31, 2009 and June 30, 2008 was approximately $59,000, and $80,000 respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility and Term Note

In June 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley-based Bridge Bank, N.A.  On January 3, 2007, the revolving credit facility was increased from $1,500,000 to $5,000,000.  In June, August, October and November, the Company entered into a series of further amendments, waivers and modifications to its credit agreements with Bridge Bank, pursuant to which, in exchange for the payment by the Company of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced the Company’s credit line to $1,500,000 from $5,000,000, and the bank extended the modified facility through December 10, 2008.  On December 10, 2008, the Company used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note to DMRJ to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of March 31, 2009 and June 30, 2008, the Company’s obligation for borrowed funds under the credit facility amounted to $0 and $862,000, respectively.

Pursuant to the original loan agreement with Bridge Bank, the Company issued to the bank a seven-year warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share.  The warrant was valued using the Black-Scholes model.  Pursuant to APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the warrant was recorded at its relative fair value of $28,000 and accreted to the term note over the life of the note.  As of March 31, 2009, approximately $28,000 has been amortized.  Pursuant to an amendment to the loan agreement, the Company issued to the Bank a seven-year warrant to purchase up to 43,860 additional shares of the Company’s common stock at a price equal to $1.14 per share.  The warrant was valued using the Black-Scholes model.  Pursuant to APB No. 14, the warrant was recorded at its relative fair value of $29,000 and was charged to interest expense during the year ended June 30, 2008.

Senior Secured Convertible Promissory Note

On December 10, 2008, the Company entered into a Note and Warrant Purchase Agreement  with DMRJ Group LLC, an accredited institutional investor, pursuant to which the Company issued a Senior Secured Convertible Promissory Note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of the Company’s common stock.  The note bears interest at 11.0% per annum and is collateralized by all of the assets of the Company.  The effective interest rate on the note is approximately 23.4%.  The Company prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the issuance of the note, the Company transferred its entire interest in 1,500,000 shares of the common stock of CorNova, a privately-held, development stage medical device company, to DMRJ.  The note, which has been amended and restated, as described below, was originally convertible in whole or in part at the option of DMRJ into shares of the Company’s common stock at an initial conversion price of $0.26 per share.

The Company valued the note at issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to warrants, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The fair value of the CorNova common stock was determined based on the Company’s estimate of a market-equivalent fee, factoring in the Company’s liquidity and financial condition on the date of the note issuance.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 93.7%, risk-free interest rate of 2.82%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, the Company made a principal payment of $1,000,000 on December 24, 2008.  The note requires the Company to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sale of the assets of Accurel Systems International, upon the release of such funds.  DMRJ waived the requirement that the Company make a principal payment in an amount equal to the amount of the escrow funds released in connection with the Evans litigation settlement.  The remaining principal balance, together with outstanding interest, is due and payable on December 10, 2009.

On March 12, 2009, the Company entered into a letter agreement with DMRJ, pursuant to which the Company was granted access to $250,000 to previously restricted cash held in a blocked account.  The effect of the letter agreement made $250,000 available to us until the close of business on April 14, 2009.  The Company is required to maintain a minimum balance of not less than $500,000 in the blocked account on and after April 15, 2009.  As of April 15, 2009, the Company was not in compliance with the $500,000 minimum cash balance requuirement, which event of noncompliance was waived by DMRJ. In consideration of the letter agreement, on March 12, 2009, the Company issued to DMRJ an Amended and Restated the Senior Secured Convertible Promissory Note and an Amended and Restated Warrant to Purchase Shares of Common Stock,  which replaced the note and warrant issued on December 10, 2008. The effect of the reduction in the exercise price of the warrants was immaterial.  The terms of the amended and restated note and the amended and restated warrant are identical to the terms of the original note and the warrant except that the amended documents reduced the initial conversion price of the original note from $0.26 to $0.18 and reduced the initial exercise price of the original warrant from $0.26 to $0.18.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Approximately $40,000 and $49,000, respectively, of the warrant value was accounted for as interest expense in the three and nine months ended March 31, 2009.  The Company is accreting the warrant on the carrying value of the convertible debt to its redemption value at December 10, 2009, or the actual conversion date, whichever is earlier.  Further, the Company accreted approximately $265,000 and $336,000, respectively, of the original issue discount and fair value of the CorNova common stock in the three and nine months ended March 31, 2009, which was recorded as interest expense in the statement of operations.  As of March 31, 2009, the outstanding balance on the Note was $3,741,000, the liquidation value was $4,600,000 as of that date.

12.	Redeemable Convertible Preferred Stock

On September 30, 2005, the Company issued 500,000 shares of Series D Cumulative Redeemable Convertible Preferred Stock, having a stated value of $10 per share, pursuant to a securities purchase agreement with Laurus Master Fund, Ltd. for gross cash proceeds of $5,000,000.  The Series D Preferred Stock had a dividend equal to the prime rate plus one percent (1%) and originally provided for redemption over a thirty-six month period, pursuant to an amortization schedule.

The Company received a waiver of the monthly redemption payments for the period December 2006 through August 2007 and, in September 2007, the Company resumed making monthly redemptions. In September, 2008, Laurus agreed to extend the final redemption date to October 24, 2008 in exchange for a redemption payment of $250,000, including $22,000 of accrued dividends.  The Company did not meet its redemption obligation on October 24, 2008 and, on November 4, 2008, Laurus and the Company again amended their agreements, effective as of October 31, 2008, to provide that the amount necessary to redeem in full the Series D Preferred Stock would be approximately $2,461,000, together with accrued and unpaid dividends.  The agreed upon redemption amount for the Series D Preferred Stock included a penalty of approximately $568,000, which amount was charged to interest expense in the nine months ended March 31, 2009.

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

The Company valued the Series D Preferred Stock at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including certain warrants, the embedded derivative instruments and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D Preferred Stock, the amount allocated to warrants, the value attributed to the embedded derivatives and issuance costs.  The Company accreted these discounts as a compnent of interest expense on the carrying value of the Series D Preferred Stock to its redemption value at September 29, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts was recorded as a preferred dividend in the period of accretion.  For the three and nine months ended March 31, 2009 and 2008, $0 and $249,000, respectively, and $207,000 and $845,000, respectively, was amortized

On November 25, 2008 the Company redeemed an additional $800,000 of the Series D Preferred Stock, using proceeds from the sale of the assets of Core Systems.  On December 10, 2008, the Company used approximately $1,161,000 of the proceeds from the sale of convertible note to DMRJ to repay all of the indebtedness outstanding to the Laurus, excluding the Preferred Series D redemption which is to be redeemed by the issuance of shares of the Company’s common stock, which had not been issued.  In May 2009, the Company issued 929,535 shares to Laurus Master Fund, Ltd.  As of March 31, 2009 and June 30, 2008, the outstanding balance on the Series D Preferred Stock was $0 and $2,269,000, respectively, and the liquidation value as of June 30, 2008 was $2,424,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Long-term Litigation Settlement Liability

On March 27, 2009, the Company announced the settlement of its litigation and the mutual release by the  Company and Evans Analytical Group, LLC of all claims related to the sale of Accurel.   In settling this litigation, the Company agreed to issue 1,000,000 shares of Series E Preferred Stock having an aggregate liquidation preference of $5,000,000.  The Company issued the preferred stock as of May 15, 2009.  The preferred stock is subject to cancellation, without consideration and without liability to the Company, under certain conditions related to the Company’s continued cooperation in the pursuit (as controlled and funded by Evans and its counsel) of certain claims against a former officer of the Company and Accurel related to thesale of Accurel, including the outcome of such litigation.  The preferred stock is convertible into common stock at the election of Evans or the Company at any time after the ninth anniversary of this agreement, and under certain other circumstances.  The preferred stock is entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on the Company’s common stock.  The holders of the preferred stock have no voting rights except as required by applicable law.

14. Stockholders’ Equity

Common Stock Options and Warrants

In December 2008, the Company’s Board of Directors approved a plan to offer each holder of stock options the opportunity to exchange their outstanding options for options to purchase 50% as many shares, priced at the current market value but with the same vesting terms as the original options.  During the three months ended March 31, 2009, option holders exchanged options to purchase 1,234,300 shares and received optins to purchase 617,150 shares at the current market value of $0.18 per share.  As a consequence of the option exchange the Company recorded additional stock-based compensation expense of approximately $29,000  representing the excess of the fair value of the modified award based on current assumptions over the fair value of the original option measured immediately before its terms are modified based on current assumptions, without regard to the assumptions made on the option grant date.

In connection with various financing agreements and services provided by consultants, the Company has issued warrants to purchase common stock of the Company.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ Group, LLC, the Company issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  In consideration of a letter agreement granting the Company access to certain restricted cash on March 12, 2009, the Company issued DMRJ an amended and restated warrant, which reduced the initial exercise price of the warrant from $0.26 to $0.18. Pursuant to APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company recorded the fair value of this warrant of approximately $160,000 to the senior secured convertible promissory note, which will be accreted to the note over the life of the note.

As of March 31, 2009, there were warrants outstanding to purchase 3,214,119 shares of the Company’s common stock at exercise prices ranging from $0.18 to $12.45 expiring at various dates between May 11, 2009 and June 27, 2015.

The Company issued 59,505 and 0 shares of common stock, respectively, during the nine months ended March 31, 2009 and 2008, as a result of the exercise of options by employees and consultants.

Employee Stock Purchase Plan

During the nine months ended March 31, 2009 and 2008, the Company issued 31,147 shares and 57,163 shares, respectively, of its common stock to its employees pursuant to the terms of the 2006 Employee Stock Purchase Plan.  No shares were issued pursuant to that plan during the three months ended March 31, 2009 and 2008.

Treasury Stock and Other Transactions

In June 2004, the Board authorized the Company to repurchase up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of March 31, 2009 and June 30, 2008, 10,545 shares were held in treasury at cost.  During each of the three and nine months ended March 31, 2009 and 2008, the Company repurchased no shares of the Company’s common stock.  As of March 31, 2009, the maximum number of shares authorized to be repurchased was 289,455.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Income Taxes

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

For the three and nine months ended March 31, 2009 and 2008, the Company recorded no provision for taxes as the Company has significant net loss carryforwards.

16.	Investment in CorNova

On December 10, 2008, the Company transferred its entire interest in 1,500,000 shares of the common stock of CorNova, Inc. to DMRJ Group LLC in lieu of commitment fees, closing fees and other transaction related fees in connection with the issuance by the Company of the senior secured convertible promissory note (See Note 11).  As a result, $123,000, representing unrealized losses of the Company’s share of CardioTech stock owned by CorNova which had been recorded as a separate component of equity in other accumulated comprehensive loss were realized and recorded to other expense in the statement of operations in the three and nine months ended March 31, 2009.  In addition, the Company recorded a $468,000 gain on the transfer of the Company’s investment in the CorNova common stock to other expense in the statement of operations in the three and nine months ended March 31, 2009.  Prior to the transfer of the CorNova shares, the Company’s ownership interest in CorNova was 15%.

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

17.	Commitments and Contingencies

The Company leases manufacturing, research and office space in Wilmington, Massachusetts.  The lease expires on December 31, 2009, subject to the Company’s option to renew the lease for one three-year period.  Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility.  The Company leases a facility in Sunnyvale, California, under a lease which expires in September 2010.  The Company has an option to extend the lease for five additional years.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, the Company executed a sublease agreement for one of its California facilities.  As a result of the Ion Metrics acquisition, the Company assumed the obligation of a lease for research and office space in San Diego, California, which lease expired on January 31, 2009.  The Company is currently in negotiations to renew the lease and expects to renew the lease with similar terms and conditions as the expired lease.  Total rent expense, including assessments for maintenance and real estate taxes for the nine months ended March 31, 2009 and 2008, for both continuing and discontinued operations was $880,000 and $1,062,000, respectively.

In conjunction with the acquisition of Accurel, in March 2005, the Company recorded a lease liability of $829,000.  This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, had the lease been negotiated under current market conditions.  Subsequently, as a result of the sale of Accurel, the Company has recorded an additional liability of $487,000 representing that portion of the lease in excess of the sublease arrangement with Evans.  The balance of the lease liability on March 31, 2009 is $444,000 of which $276,000 is current.

In April 2007, in conjunction with the Company’s plans to conduct research, development and minor manufacturing work in New Mexico, the Company executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which the Company elected in February 2008.  As a result of the early termination, the Company is responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of March 31, 2009, the balance due is approximately $15,000 and is included in Accrued Expenses.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is obligated under two license agreements, assumed in connection with the acquisition of Ion Metrics, whereby the Company has been granted rights to use certain intellectual property for safety, security and drug applications, which the Company intends to incorporate into future security product offerings.  Minimum royalty payments due in fiscal 2009 are $50,000 and no payments have been made in the nine months ended March 31, 2009.

18.	Acquisition

On April 10, 2008, the Company acquired all of the capital stock of Ion Metrics.  The transaction was structured as a reorganization of Ion Metrics with and into a newly formed, wholly-owned subsidiary of the Company.  The operating results of Ion Metrics have been included in the Company’s statement of operations commencing on April 10, 2008.

The aggregate purchase price of Ion Metrics, including assumed liabilities, was $3,309,000.  As part of the Transaction, the Company issued to the former stockholders of Ion Metrics consideration consisting of 2,000,000 shares of the Company’s common stock.  The fair value of the Company's common stock was determined based on the average market price of the Company's common stock over a period of time before April 10, 2008, the date fair value is to be determined, pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”  The Company issued the 2,000,000 shares of the Company’s common stock to Ion Metrics stockholders in August 2008.  The Company entered into an agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman, under which the Company assumed certain Ion Metrics obligations and rights.  In consideration for the assignment of these obligations and rights, the Company agreed to a $50,000 fee payable to the Ion Metrics shareholders for these assignments.  As of March 31, 2009 and June 30, 2008, the balance due was approximately $0 and $50,000, respectively.  This agreement also included modifications to these assumed obligations including the deferral of payment obligations for a period up to 12 months from the closing date.

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
$3,309,000

The allocation of purchase price is the responsibility of management.  The Company considered a number of factors, including professional appraisals, for the valuation of equipment acquired, in making its purchase price allocation determination.  The acquisition of Ion Metrics resulted in goodwill of $3,136,000 and the identification of $69,000 of intangible assets with finite lives.  The intangible assets are being amortized over a period of twelve months, the estimated useful lives of the assets, from the date of acquisition, April 10, 2008.  Amortization expense for the three and nine months ended March 31, 2009 was $17,000 and $52,000, respectively.  There was no amortization expense for the three and nine months ended March 31, 2008.

The acquisition of Ion Metrics is accounted for as a purchase under SFAS No. 141, “Business Combinations.”  Accordingly, the operating results of Ion Metrics are included in the accompanying condensed consolidated financial statements since the acquisition date as part of the Company's Security segment.

19.	Financial Information By Segment

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

20.	Discontinued Operations

Core Systems

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated balance sheets as of June 30, 2008 and statements of operations for the three and nine months ended March 31, 2009 and 2008 of C Acquisition Corp., the Company’s former wholly-owned semiconductor subsidiary, which has operated under the name Core Systems, are presented as discontinued operations.  The Company’s Board of Directors approved a plan to sell Core Systems in February 2008.  The Company has (i) eliminated Core Systems’ financial results from its ongoing operations, (ii) determined that Core Systems, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Core Systems financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Core Systems or cash flows from Core Systems after the sale.  Accordingly, the assets and liabilities of Core Systems were classified as held for sale as of June 30, 2008.

On November 14, 2008, the Company and C Acquisition Corp. (the “Subsidiary”), entered into a definitive agreement with Core Systems Incorporated, an entity newly formed by the Subsidiary’s general manager and certain other investors (the “Buyer”), to sell substantially all of Core Systems’ assets for a purchase price of $3,000,000 plus the assumption of certain liabilities.  The Buyer made a cash down payment of $250,000 prior to the execution of the definitive agreement.  On November 24, 2008, the parties amended the agreement and completed the asset sale. On that date, the Buyer made a cash payment of $1,125,000 and issued a promissory note in the amount of $1,625,000.  The promissory note required the Buyer to pay the Subsidiary $125,000 on or before November 28, 2008, an additional $500,000 on or before December 24, 2008, and the remaining principal balance, together with accrued interest, in equal monthly installments over a period of 60 months commencing on February 1, 2009.  The Buyer and the Subsidiary also executed a security agreement, pursuant to which the Buyer granted the Subsidiary a security interest in all of the Buyer’s assets to secure its obligations under the promissory note.  The Buyer paid $250,000 of the amount due in December, paid the remaining $250,000 balance due on the December payment on March 20, 2009 and has paid all monthly installments due on the note.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed results of operations relating to Core Systems for the three and nine months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues	$-	$1,599,000	$2,288,000	$4,689,000
Gross profit	-	317,000	471,000	114,000
Impairment of long-lived assets and goodwill	-	(737,000)	-	1,487,000
Operating income (loss)	-	714,000	25,000	(2,403,000)
Gain on sale of discontinued operations	-	-	22,000	-
Income (loss) from discontinued operations	$-	$714,000	$46,000	$(2,403,000)

The assets and liabilities of Core Systems as of June 30, 2008 are as follows:

June 30,
2008
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$1,178,000
Inventories	251,000
Prepaid expenses and other current assets	-
Total current assets of discontinued operations	1,429,000
Non-current assets of discontinued operations:
Property, plant and equipment, net	833,000
Goodwill	1,195,000
Other assets	25,000
Intangible assets, net	32,000
Total non-current assets of discontinued operations	2,085,000
Total assets of discontinued operations	$3,514,000

Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Current portion of long term debt and capital leases	$5,000
Accounts payable	517,000
Accrued expenses	316,000
Deferred revenue	10,000
Total current liabilities of discontinued operations	848,000
Non-current liabilities of discontinued operations:
Long-term debt and obligations under capital lease, net of current maturities	1,000
Total liabilities of discontinued operations	$849,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Medical Business Unit

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated balance sheets and statements of operations present the results of the Medical Business Unit as discontinued operations.

Condensed results of operations relating to the Medical Business Unit for the three and nine months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues	$82,000	$154,000	$639,000	$450,000
Gross profit	(45,000)	(199,000)	(96,000)	(582,000)
Operating loss	(45,000)	(210,000)	(96,000)	(675,000)
Gain on sale of assets	2,000	-	1,026,000	-
Income (loss) from discontinued operations	$(43,000)	$(210,000)	$930,000	$(675,000)

The assets and liabilities of the Medical Business Unit as of March 31, 2009 and June 30, 2008 are as follows:
	March 31,	June 30,
	2009	2008
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$38,000	$149,000
Inventories	178,000	305,000
Total current assets of discontinued operations	216,000	454,000
Non-current assets of discontinued operations:
Property, plant and equipment, net	143,000	560,000
Total non-current assets of discontinued operations	143,000	560,000
Total assets of discontinued operations	$359,000	$1,014,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$107,000	$100,000
Accrued expenses	14,000	131,000
Total liabilities of discontinued operations	$121,000	$231,000

21.	Legal Proceedings

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2009, the Company announced the settlement of this litigation and the mutual release by the Company and Evans of all claims related to the sale of Accurel.  In settling this litigation, the Company agreed to pay Evans damages in the amount of approximately $5,700,000 by (i) agreeing to release to Evans approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and (ii) agreeing to issue to Evans 1,000,000 shares of a new series of preferred stock having an aggregate liquidation preference of $5,000,000.  On April 8, 2009, approximately $700,000 of the funds held in escrow were released to Evans and $300,000, the balance of the escrow amount, was released to the Company.

Other

The Company may, from time to time, be involved in other actual or potential proceedings that it considers to be in the normal course of its business.  The Company does not believe that any of these proceedings will have a material adverse effect on its business.

22.	Subsequent Events

Election of Additional Directors

On May 22, 2009, by vote of the Board of Directors, three new members were elected to the Company’s Board of Directors. The three new directors are:

•	John Keating, a recognized expert in retail distribution and transportation, is currently Vice President of Global Customer Fulfillment for the Timberland Company;

•
Robert P. Liscouski, former Assistant Secretary for Infrastructure Protection of the U.S. Department of Homeland Security, and a member of an advisory board to the Director of National Intelligence, is currently the President and Chief Operating Officer of Steel City Re, a firm specializing in intangible asset risk management; and

•
Howard Safir, former Police Commissioner and Fire Commissioner of New York City, and former Assistant Director of the U.S. Drug Enforcement Administration, is currently the Chief Executive Officer of the Security Consulting and Investigations Unit of GlobalOptions Group, Inc., a provider of risk mitigation and management services.

NYSE Amex Listing Determination

On May 5, 2009, the Company received a notice from NYSE Amex LLC, formerly known as NYSE Alternext US LLC, stating that the NYSE Amex Committee on Securities had unanimously affirmed a prior decision by a Listing Qualifications Panel to delist the Company’s common stock. The Exchange’s decision was not subject to further appeal by the Company. The trading of the Company’s common stock was suspended by the Exchange on April 6, 2009 and will be delisted effective June 22, 2009.  The Company's common stock was approved for trading on the Over-The-Counter Bulletin Board under the symbol “IMSC” on May 4, 2009.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q.  Important factors that could cause actual results to differ from our predictions include those discussed under this “Management’s Discussion and Analysis.”  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  We urge readers to review carefully the risk factors described in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended, and in the other documents that we file with the Securities and Exchange Commission.  You can read these documents at www.sec.gov.

Overview

We develop, manufacture and sell sophisticated sensors and systems for the security, safety and defense (SS&D) industries.  A variety of technologies are currently used worldwide in security and inspection applications.  In broad terms, these technologies focus on detection in two major categories: (i) the detection of “bulk” contraband, which includes materials that would be visible to the eye, such as weapons, explosives, narcotics and chemical agents; and (ii) the detection of “trace” amounts of contraband, which includes trace particles or vapors of explosives, narcotics and chemical agents.  Technologies used in the detection of “bulk” materials include computed tomography, transmission and backscatter x-ray, metal detection, trace detection and x-ray, gamma-ray, passive millimeter wave, and neutron analysis.  Trace detection techniques used include mass spectrometry, gas chromatography, chemical luminescence, or ion mobility spectrometry.

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

Semiconductor Business Unit

Our business began as a result of the development of our proprietary ion-beam technology and application of this technology in services to the semiconductor industry.  In October 2004, we acquired Core Systems Inc., a privately-held semiconductor wafer processing company located in Sunnyvale, California for $7,486,000 in cash and common stock.  In February 2008, our Board approved a formal plan to sell Core Systems as part of our strategic initiative to focus on our security business.  As of June 30, 2008, the assets and liabilities of Core have been recorded on our balance sheet as held-for-sale.  For the three and nine months ended March 31, 2009 and 2008, the operations of Core have been recorded in our statements of operations as discontinued operations.

In March 2005, we acquired Accurel Systems International Corporation, a privately-held semiconductor wafer analytical services company located in Sunnyvale, California for $12,176,000 in cash and common stock.  In March 2007, our Board approved a formal plan to sell Accurel Systems as part of our strategic initiative to focus on our security business.  In May 2007, we completed the sale of Accurel Systems to Evans Analytical Group LLC, in exchange for $12,705,000 in cash of which $1,000,000 was placed in escrow. In February 2008, Evans filed suit requesting rescission of the acquisition agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrowed funds pending resolution of the lawsuit.  On March 27, 2009, the Company announced the settlement of this litigation and the mutual release by the Company and Evans of all claims related to the sale of Accurel.  In settling this litigation, the Company agreed to pay Evans damages in the amount of approximately $5,700,000 by (i) agreeing to release to Evans approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and (ii) agreeing to issue to Evans 1,000,000 shares of a new series of preferred stock having an aggregate liquidation preference of $5,000,000.

On November 14, 2008, we and our wholly owned subsidiary C Acquisition Corp., which had operated under the name Core Systems (the “Subsidiary”), entered into a definitive agreement, as amended on November 24, 2008, with Core Systems Incorporated, an entity newly formed by the Subsidiary’s general manager and certain other investors, to sell substantially all of Core Systems’ assets for a purchase price of $3,000,000 plus the assumption of certain liabilities.

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

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain assets associated with our prostate seed business and discontinued the manufacturing of brachytherapy products.  Management currently has plans in place to sell the remaining medical segment assets and discontinue the surface modification services provided to the medical device marketplace by the end of fiscal 2009.  During the three months ended March 31, 2009 we sold additional assets associated with our coatings business.  As of March 31, 2009 and June 30, 2008, the assets and liabilities of the Medical Business Unit have been recorded on our balance sheet as held-for-sale.  For the three and nine months ended March 31, 2009 and 2008, the operations of the Medical Business Unit have been recorded in our statements of operations as discontinued operations.

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

In April 2008, we acquired all of the capital stock of Ion Metrics, Inc., located in San Diego, California.  Ion Metrics develops mass sensor systems to detect and analyze chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  Ion Metrics’ miniaturized devices and system designs provide high performance and reliability in combination with low manufacturing costs.  The operating results of Ion Metrics have been included in our condensed consolidated statement of operations commencing on April 10, 2008.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2008.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.  There has been no change to our critical accounting policies through the fiscal quarter ended March 31, 2009.

Results of Operations

Three Months Ended March 31, 2009 vs. March 31, 2008

Revenues

Security revenues for the three months ended March 31, 2009 were $553,000 as compared with $789,000 for the comparable prior year period, a decrease of $236,000 or 29.9%.  Revenue from security products for the three months ended March 31, 2009 was $305,000 as compared with $679,000 for the comparable prior year period, a decrease of $374,000 or 55.1%.  Revenue from government funded contracts for the three months ended March 31, 2009 was $248,000 as compared with $110,000 for the comparable prior year period, an increase of $138,000 or 125.4%.  The decrease in security revenue is due to a decrease in the number of units sold of our explosives detection products during the three months ended March 31, 2009 as compared to comparable prior year period.  Revenue from government contracts increased primarily due to an award from the Department of Homeland Security.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2009 were $333,000 as compared with $580,000 for the comparable prior year period, a decrease of $247,000 or 42.6%.  The decrease in cost of revenues is primarily a result of the decrease in sales of security products, offset partially by an increase in government contract revenue and the associated direct expenses of the contracts.

Gross Margin

Gross margin for the three months ended March 31, 2009 was $220,000 or 40.0% of security revenues as compared with gross margin of $209,000 or 26.5% of security revenues for the comparable prior year period.  The increase in gross margin is a result of design changes to our handheld explosives detectors which improved the manufacturability; and overall cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer.

Research, Development and Regulatory Expenses

Research and development expense for the three months ended March 31, 2009 was $809,000 as compared with $821,000 for the comparable prior year period, a decrease of $12,000 or 1.5%.  We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts and an increase in stock-based compensation expense incurred in the three months ended March 31, 2009. We focused additional resources on our internally funded research and development programs during the three month period ended March 31, 2009 as compared with the comparable prior year period.  We charge our research and development personnel to cost of revenues for work performed on these contracts and grants.  Research and development expenses incurred prior to starting government contracts are charged to operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 was $1,898,000 as compared with $1,331,000 for the comparable prior year period, an increase of $567,000, or 42.6%.  The increase in selling, general and administrative expenses is due to a significant increase in legal fees in connection with our litigation and settlement with Evans Analytical Group, LLC, and increased loan financing fees.

Litigation Settlement

For the three months ended March 31, 2009, we recorded a $5,700,000 charge resulting from the settlement of the litigation with Evans.  In settling the litigation we agreed to release approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and agreed to issue 1,000,000 shares of a new series of preferred stock having an aggregate liquidation preference of $5,000,000.

Other Income and Expense, Net

For the three months ended March 31, 2009, we recorded other expense, net of $362,000 as compared with other expense, net of $90,000, for the comparable prior year period, an increase in other expense, net of $272,000.  The increase in other expense, net, is primarily a result of an increase in interest expense of  $356,000 due to interest expense on the senior secured convertible promissory note issued to DMRJ Group and a decrease in interest income of $13,000, to $15,000 in the three months ended March 31, 2009 from $28,000, for the comparable prior year period,  offset partially by an increase in income related to the embedded derivative associated with the Series D Redeemable Convertible Preferred Stock, which was extinguished on December 10, 2008.

Loss from Continuing Operations

Loss from continuing operations for the three months ended March 31, 2009 was $8,549,000 as compared with $2,033,000 for the comparable prior year period, an increase of $6,516,000, or 320.5%.  The increase in loss from continuing operations is primarily the result of the $5,700,000 charge recorded to settle the litigation with Evans Analytical Group, increased operating expenses, primarily increased legal fees associated with the Evans litigation and settlement, and an increase in interest expense.

Preferred Distribution, Dividends and Accretion

Preferred distribution, dividends and accretion on the Series D Redeemable Convertible Preferred Stock for the three months ended March 31, 2009 was $0 as compared with $249,000 for the comparable prior year period due to the redemption of the preferred stock in 2009.

Income (Loss) from Discontinued Operations

The net loss from discontinued operations for the three months ended March 31, 2009 was $43,000 as compared with income from discontinued operations of $504,000 for the comparable prior year period, a decrease in income from discontinued operations of $547,000.  The net loss from discontinued operations for the three months ended March 31, 2009 is composed of operating loss of $43,000 from our medical reporting unit.  Income from discontinued operations for the three months ended March 31, 2008 includes:  (i) income of $714,000 from operations of our Core Systems subsidiary; and (ii) losses of $210,000 from operations of our medical reporting unit.

Nine Months Ended March 31, 2009 vs. March 31, 2008

Revenues

Security revenues for the nine months ended March 31, 2009 were $8,020,000 as compared with $2,505,000 for the comparable prior year period, an increase of $5,515,000 or 220.2%.  Revenue from security products for the nine months ended March 31, 2009 was $6,814,000 as compared with $2,123,000 for the comparable prior year period, an increase of $4,691,000 or 221.0%.  Revenue from government funded contracts for the nine months ended March 31, 2009 was $1,206,000 as compared with $382,000 for the comparable prior year period, an increase of $824,000 or 215.7%.  The increase in security revenue is primarily a result of an increase in the number of units sold of our explosives detection products during the nine months ended March 31, 2009 as compared to comparable prior year period.  The sales of security products included significant shipments of our handheld explosives detection equipment to a customer in China during the three months ended September 30, 2008 aggregating approximately $4,169,000 in sales, which shipments coincided with security preparations for the Beijing Olympics.  In addition, we recorded increased revenue from government contracts resulting primarily to an award from the Department of Homeland Security.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2009 were $4,386,000 as compared with $1,809,000 for the comparable prior year period, an increase of $2,577,000 or 142.4%.  The increase in cost of revenues is primarily a result of the increase in sales of security products and increase in government contract revenue and the associated direct expenses of the contracts.

Gross Margin

Gross margin for the nine months ended March 31, 2009 was $3,634,000 or 45.3% of security revenues as compared with $696,000 or 27.8% of security revenues for the comparable prior year period.  The increase in gross margin is a result of increased sales volume of our handheld explosives detection equipment; design changes to our handheld explosives detectors which improved the manufacturability; and overall cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer.

Research, Development and Regulatory Expenses

Research and development expense for the nine months ended March 31, 2009 was $2,580,000 as compared with $2,135,000 for the comparable prior year period, an increase of $445,000 or 20.8%.  We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts.

We focused additional resources on our internally funded research and development programs during the nine months ended March 31, 2009 as compared with the comparable prior year period.  We charge our research and development personnel to cost of revenues for work performed on these contracts and grants.  Research and development expenses incurred prior to starting government contracts are charged to operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2009 was $5,825,000 as compared with $4,176,000 for the comparable prior year period, an increase of $1,649,000, or 39.5%.  The increase is primarily a result of increased legal expenses, primarily related to our litigation and settlement with Evans, and, to a lesser extent, costs associated with the additions to our senior management team; increased expenditures in our sales and marketing efforts, including increased selling expenses related to our first quarter 2009 China shipments; and increased loan financing fees.

Litigation Settlement

For the nine months ended March 31, 2009, we recorded a $5,700,000 charge resulting from the settlement of the litigation with Evans.  In settling the litigation we agreed to release approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and agreed to issue 1,000,000 shares of a new series of preferred stock having an aggregate liquidation preference of $5,000,000.

Other Income and Expense, Net

For the nine months ended March 31, 2009, we recorded other expense, net of $802,000 as compared with other income, net of $147,000, for the comparable prior year period, an increase in other expense, net of $949,000.  The increase in other expense, net, is primarily a result of (i) realization of the $123,000 unrealized loss of our share of CardioTech stock owned by CorNova; (ii) increase in interest expense of $1,100,000 resulting, in part, from a penalty of $568,000 assessed on the Series D Preferred Stock due to our failure to meet the amended redemption date, $90,000 forbearance fees due to cure events of default under our former credit facility, and interest expense on the senior secured convertible promissory note; (iii) decrease in interest income of $158,000 as a result of lower available cash balances for investment; (iv) decrease in income related to the embedded derivative associated with the Series D Redeemable Convertible Preferred Stock, which was extinguished on December 10, 2008; and (v) realized a gain of $468,000 on the transfer of our investment in CorNova common stock as part of the senior secured convertible promissory note issuance.

Loss from Continuing Operations

Loss from continuing operations for the nine months ended March 31, 2009 was $11,273,000 as compared with $5,468,000 for the comparable prior year period, an increase of $5,805,000, or 106.2%.  The increase in loss from continuing operations is primarily due to the $5,700,000 charge recorded for the Evans litigation settlement, increased operating expenses, primarily legal fees associated with the Evans litigation and settlement, increased interest expense and the realization of an unrealized loss of our share of CardioTech’s stock owned by CorNova, offset partially by increased sales of our handheld explosives detection product and improved gross margins resulting from these sales and the gain realized on the transfer of our investment in CorNova common stock.

Preferred Distribution, Dividends and Accretion

Preferred distribution, dividends and accretion on the Series D Redeemable Convertible Preferred Stock for the nine months ended March 31, 2009 was $207,000 as compared with $845,000 for the comparable prior year period, a decrease of $638,000 or 75.5% due to the redemption fo the preferred stock in 2009.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the nine months ended March 31, 2009 was $976,000 as compared with net loss from discontinued operations of $3,078,000 for the comparable prior year period, a decrease in loss from discontinued operations of $4,054,000.  Income from discontinued operations for the nine months ended March 31, 2009 is composed of (i) income of $24,000 from our Core Systems subsidiary, which was sold during the second quarter of fiscal 2009, (ii) operating loss of $96,000 from our medical reporting unit, (iii) gain on sale of Core Systems of $22,000 and (iv) gain on sale of assets of our medical reporting unit of approximately $1,026,000.  Loss from discontinued operations for the nine months ended March 31, 2008 includes:  (i) losses of $2,403,000 from operations of our Core Systems subsidiary; and (ii) losses of $675,000 from operations of our medical reporting unit.

Liquidity and Capital Resources

As of March 31, 2009, we had approximately $229,000 of cash and cash equivalents, a decrease of $183,000 when compared with a balance of $412,000 as of June 30, 2008.  We must repay in full the balance on the senior secured promissory note issued to DMRJ Group LLC by December 10, 2009.  The balance due on that note as of March 31, 2009 was $3,741,000, and the liquidation value was $4,600,000.

On December 10, 2008, we used approximately $477,000 of the proceeds from the issuance of the note to DMRJ to repay all of the indebtedness outstanding to Bridge Bank, N.A., and the credit facility with the bank terminated. On December 10, 2008, we also used approximately $1,161,000 of the proceeds from the issuance of the note to redeem all of the Series D Preferred Stock held by Laurus, excluding the Preferred Series D redemption which is to be redeemed by the issuance of shares of our common stock, which had not been issued.  As of March 31, 2009 and June 30, 2008, the outstanding balance on the Series D Preferred Stock was $0 and $2,269,000, respectively, and the liquidation value as of June 30, 2008 was $2,424,000.

During the nine months ended March 31, 2009 we had net cash outflows of $3,315,000 from operating activities of continuing operations as compared to net cash outflows from operating activities of continuing operations of $4,226,000 for the comparable prior year period.  The approximate $911,000 decrease in net cash used in operating activities of continuing operations during the nine months ended March 31, 2009, as compared to the comparable prior year period, was primarily a result of (i) cash provided by a decrease in accounts receivable and inventories, and (ii) increase in cash provided by changes in accounts payable.  These cash inflows were offset by increased cash outflows for accrued expenses and prepaid expenses.  For the nine months ended March 31, 2009, we had net cash inflows of $59,000 from operating activities of discontinued operations, compared with net cash outflows of $506,000 from operating activities of discontinued operations for the comparable prior year period, due primarily to a decrease in the loss from discontinued operations.

During the nine months ended March 31, 2009 we had net cash inflows of $3,220,000 from investing activities of continuing operations as compared to net cash outflows of $124,000 from investing activities of continuing operations for the comparable prior year period.  The approximate $3,344,000 increase in net cash provided by investing activities of continuing operations during the nine months ended March 31, 2009, as compared to the comparable prior year period, was primarily a result of cash provided from the sale of property and equipment, sale of Core Systems and payments received on a note receivable.  For the nine months ended March 31, 2009, we had net cash outflows of $28,000 from investing activities of discontinued operations, compared to net cash outflows of $271,000 from investing activities of discontinued operations for the comparable prior year period, due primarily to a decrease in cash used to purchase property and equipment.

During the nine months ended March 31, 2009 we had net cash outflows of $118,000 from financing activities of continuing operations as compared to net cash outflows of $2,071,000 from financing activities of continuing operations for the comparable prior year period.  The approximate $1,953,000 decrease in net cash used in financing activities of continuing operations during the nine months ended March 31, 2009, as compared to the comparable prior year period, was primarily a result of cash provided by the issuance of the senior secured convertible promissory note, net of principal repayments; offset by the repayments of the Series D Redeemable Convertible Preferred Stock, long-term debt, credit facility, and capital lease obligations.  For the nine months ended March 31, 2009, we had net cash outflows of $1,000 from financing activities of discontinued operations compared with net cash outflows of $2,000 from financing activities of discontinued operations for the comparable prior year period, due to decreased principal payments of capital lease obligations.  We expect that the absence of negative cash flows from our discontinued operations will have a favorable impact on our future liquidity and capital resources.

On December 10, 2008, we entered into a Note and Warrant Purchase Agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a Senior Secured Convertible Promissory Note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note bears interest at 11.0% per annum and is collateralized by all of our assets.  The effective interest rate on the note is approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 share of the common stock of CorNova, a privately-held, development stage medical device company to DMRJ.  The note, which has been amended and restated, as described below, was convertible in whole or in part at the option of DMRJ into shares of our common stock at an initial conversion price of $0.26 per share.

We valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrants, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrant, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 93.7%, risk-free interest rate of 2.82%, expected life of 5 years and expected dividend yield of 0.00%.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note requires us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International, upon the release of such funds.  DMRJ waived the requirement that we make a principal repayment in an amount equal to the amount of the escrow funds released in connection with the Evans litigation stllement.

On March 12, 2009, we entered into a letter agreement with DMRJ, pursuant to which we were granted access to $250,000 of previously restricted cash out of funds held in a blocked account.  The effect of the letter agreement made $250,000 available to us until the close of business on April 14, 2009.  In consideration of the letter agreement, on March 12, 2009, we issued DMRJ an Amended and Restated the Senior Secured Convertible Promissory Note and an Amended and Restated Warrant to Purchase Shares of Common Stock, which replaced the note and warrant issued on December 10, 2008.  As of April 15, 2009, we were not in compliance with the $500,000 minimum cash balance requirement, which event of noncompliance was waived by DMRJ.  The terms of the amended and restated note and warrant are identical to the terms of the original note and the warrant except that the amended documents reduced the initial conversion price of the original note from $0.26 to $0.18 and reduced the initial exercise price of the original warrant from $0.26 to $0.18.

The remaining principal balance, together with outstanding interest, is due and payable on December 10, 2009.  As of March 31, 2009, the outstanding balance on the Note was $3,741,000, and the liquidation value was $4,600,000.

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if we are the survivor of such consolidation or merger; against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that we have authorized or reserved for the purpose of issuance, 150% of the aggregate number of share of our common stock to provide for the issuance of the warrant shares; maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and, that we maintain a current ratio, defined as current assets minus current liabilities, of no less than 0.60 to 1.00.  As of March 31, 2009, our current ratio was 0.35 to 1.00 and the Company’s aggregate dollar amount of all accounts payable exceeded one hundred days past due, as such, we are not in compliance with the required current ratio and accounts payable financial covenants.  We have requested a waiver of these defaults.  If we are unable to obtain a waiver, DMRJ may declare the entire unpaid principal balance of the note, together with all interest accrued hereon, plus fees and expenses, due and payable.  Any such action by DMRJ would have a material adverse effect on our liquidity and financial condition and could require the Company to curtail or discontinue all of our operations.

Our ability to comply with the debt covenants in the future depends on our ability to generate sufficient sales, control our expenses and will require us to seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of the senior secured promissory note, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance of the note.

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

Based on current sales, expense and cash flow projections, proceeds from certain expected sales of assets, and the ability to raise additional capital, management believes it has plans in place to fund operations for the near future.  Because there can be no assurances that (i) sales will materialize as forecasted, (ii) management will be successful in executing these plans, and/or (iii) additional capital will be raised; management will continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.  Future expenditures for research and product development are discretionary and can be adjusted as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2009 we had an irrevocable standby letter of credit outstanding in the approximate amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for product shipped in the first quarter of fiscal 2009.  The letter of credit expires on July 31, 2010.

As of March 31, 2009, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4T.	Controls and Procedures

The certificates of the Company’s chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4T for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 27, 2009, we announced the settlement of this litigation and the mutual release with Evans of all claims related to the sale of Accurel.  In settling this litigation, the we agreed to pay Evans damages in the amount of approximately $5,700,000 by (i) agreeing to release to Evans approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and (ii) agreeing to issue to Evans 1,000,000 shares of a new series of preferred stock having an aggregate liquidation preference of $5,000,000.

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
We will be required to repay the Senior Secured Convertible Promissory Note  issued to DMRJ Group, LLC on or before December 10, 2009.

The remaining principal balance, together with outstanding interest, of our Secured Convertible Promissory Note  issued to DMRJ Group, LLC is due and payable on December 10, 2009. Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of March 31, 2009, the outstanding principal balance due to DMRJ was $3,741,000.  If we are unable to repay the note in full, as required, refinance our obligations to DMRJ, or negotiate an extension of the note’s maturity, DMRJ may seize our assets and we may be forced to curtail or discontinue operations entirely.

We are in default of certain financial covenants of the note issued to DMRJ Group LLC.  If we are unable to obtain a waiver from DMRJ, then DMRJ may declare the entire unpaid principal balance of the note, together with all interest accrued hereon, plus fees and expenses, due and payable.

As of March 31, 2009, we were not in compliance with certain financial covenants of the senior secured convertible promissory note issued to DMRJ.  We have requested a waiver of these defaults.  If we are unable to obtain a waiver, DMRJ may declare the entire unpaid principal balance of the note, together with all interest accrued hereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on our liquidity and financial condition and could force us to curtail or discontinue all of our operations.  Our ability to comply with the debt covenants in the future depends on our ability to generate sufficient sales, control our expenses and will require us to seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of the Note, we could be required to pay default rate interest equal to the lesser of (2.5%) per month and the maximum applicable legal rate per annum on the outstanding principal balance of the note.

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on the business.

Management continually evaluates plans to reduce its operating expenses, increase sales and increase its cash flow from operations.  Despite the current sales, expense and cash flow projections, the cash available from our line of credit, the projected cash from the sale of Core Systems and certain other assets, we will require additional capital in the fourth quarter of fiscal 2009 to fund operations and continue the development, commercialization and marketing of our products.

Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms, would have a material adverse effect on our operations and could force us to curtail or discontinue all of our operations.
Our common stock has been delisted by the NYSE Amex LLC, and is currently trading on the Over-The-Counter Bulletin Board.

On May 5, 2009, the Company received a notice from NYSE Amex LLC, formerly known as NYSE Alternext US LLC, stating that the NYSE Amex Committee on Securities had unanimously affirmed a prior decision by a Listing Qualifications Panel to delist the Company’s common stock. The Exchange’s decision was not subject to further appeal by the Company.  The trading of the Company’s common stock was suspended by the Exchange on April 6, 2009 and will be delisted effective June 22, 2009.  The Company's common stock was approved for trading on the Over-The-Counter Bulletin Board under the symbol “IMSC” on May 4, 2009.  The delisting of our common stock by the Exchange could substantially limit the liquidity of our stock and could substantially impair our ability to raise capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2008, we agreed to issue 929,535 shares of common stock, having a value of $268,000, to an affiliate of Laurus Master Fund, Ltd., in partial redemption of our Series D Cumulative Redeemable Convertible Preferred Stock.  The shares were issued in May 2009.

On March 12, 2009, we issued an amended and restated senior secured convertible promissory note in the principal amount of $5,600,000, and an amended and restated warrant to purchase 1,000,000 shares of common stock, to DMRJ Group, LLC.

On February 3, 2009, we agreed to issue 1,000,000 shares of common stock, having a value of $162,000, to JFS Investments, Inc. in consideration of services rendered and to be rendered in connection the with our efforts to secure additional funding of which 250,000 vested  immediately and the balance of which will vest in equal monthly installments of 75,000 commencing on May 6, 2009.

The issuance of these securities is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

3.1 (1)	Restated Articles of Organization, as amended, of Implant Sciences Corporation.

10.1 (2)	Letter Agreement, dated as of March 12, 2009, between Implant Sciences Corporation and DMRJ Group LLC.

10.2 (2)	Amended and Restated Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC.

10.3 (2)	Amended and Restated Warrant to Purchase Shares of Common Stock, dated March 12, 2009, issued by Implant Sciences Corporation to DMRJ Group LLC.

31.1 (1)	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________

(1)	Filed herewith.

(2)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 12, 2009 and filed March 18, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

By:  /s/ Glenn D. Bolduc
Glenn D. Bolduc
President, Chief Executive Officer and Chief Financial Officer

Dated:  June 12, 2009