Form 10-K/A
period 2008-06-30
IMPLANT SCIENCES CORP
filed 2009-07-24
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 4)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-14949

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

EXPLANATORY PARAGRAPH

This Amendment No. 4 on Form 10-K/A (“Amendment No. 4”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, originally filed on October 14, 2008.  We are filing this Amendment No. 4 in response to certain comments made by the staff of the Securities and Exchange Commission.  In response to such comments, we have (i) amended Part II, Item 9A (Controls and Procedures) and (ii) filed currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1 and 32.1, respectively), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, Amendment No. 4 restates only item 9A of the original Annual Report on Form   10-K filed with the Securities and Exchange Commission.

PART II

Item 9A.	Controls and Procedures

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibit 31.1 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, failed to complete its report on internal control over financial reporting and was unable to complete the evaluation as to the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the Company’s inability to complete its report on internal control over financial reporting and conclude the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, failed to complete an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s inability to compete the evaluation of the effectiveness of the Company’s internal control over financial reporting, the Company’s management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.  The Company’s failure to complete the evaluation of the effectiveness of the Company’s internal control over financial reporting is due to insufficient accounting resources and inadequate oversight of the process and expertise associated with the documentation and assessment of internal controls.

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

Management’s Plan for Remediation

Subsequent to June 30, 2008, the Company: (i) dedicated internal and external staff to document and test internal controls, (ii) increased the oversight and training of the accounting staff in internal controls and (iii) commenced the process of drafting written policies and procedures. Further, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on the framework in Internal Control Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission and concluded that the Company’s internal controls over financial reporting were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 24, 2009	Implant Sciences Corporation
	By:	/s/ Glenn D. Bolduc
Glenn D. Bolduc Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 24, 2009	/s/ Glenn D. Bolduc
Glenn D. Bolduc Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: July 24, 2009	/s/ John Keating
John Keating Director
Dated: July 24, 2009	/s/ Joseph Levangie
Joseph Levangie Director
Dated: July 24, 2009	/s/ Robert P. Liscouski
Robert P. Liscouski Director
Dated: July 24, 2009	/s/ Howard Safir
Howard Safir Director
Dated: July 24, 2009	/s/ Michael Turmelle
Michael Turmelle Director