Form 10-K/A
IMPLANT SCIENCES CORP
filed 2009-07-31
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 5)

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

EXPLANATORY PARAGRAPH

This Amendment No. 5 on Form 10-K/A (“Amendment No. 5”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, originally filed on October 14, 2008.  We are filing this Amendment No. 5 in response to certain comments made by the staff of the Securities and Exchange Commission.  In response to such comments, we have (i) amended Part II, Item 9A (Controls and Procedures) and (ii) filed currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1 and 32.1, respectively), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, Amendment No. 5 restates only item 9A of the original Annual Report on Form   10-K filed with the Securities and Exchange Commission.

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

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, failed to complete its assessment of internal control over financial reporting and was unable to complete the evaluation as to the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the Company’s inability to complete its assessment of internal control over financial reporting and conclude the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, failed to complete its evaluation as to the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s failure to complete its assessment of the effectiveness of the Company’s internal control over financial reporting is due to insufficient accounting resources and inadequate oversight of the process and expertise associated with the documentation and assessment of internal controls.  Subsequent to June 30, 2008, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on the framework in Internal Control Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission and concluded that the Company’s internal controls over financial reporting were effective.

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

Dated: July 31, 2009	Implant Sciences Corporation
	By:	/s/ Glenn D. Bolduc
Glenn D. Bolduc Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 31, 2009	/s/ Glenn D. Bolduc
Glenn D. Bolduc Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: July 31, 2009	/s/ John Keating
John Keating Director
Dated: July 31, 2009	/s/ Joseph Levangie
Joseph Levangie Director
Dated: July 31, 2009	/s/ Howard Safir
Howard Safir Director
Dated: July 31, 2009	/s/ Michael Turmelle
Michael Turmelle Director