Form 10-K
period 2009-06-30
IMPLANT SCIENCES CORP
filed 2009-10-13
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-14949

Implant Sciences Corporation
(Name of small business issuer in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (I.R.S. Employer Identification No.)
600 Research Drive, Wilmington, MA (Address of principal executive offices)	01887 (Zip Code)

Issuer’s telephone number (978) 752-1700

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ❑  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ❑  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

❑  Large Accelerated Filer                                                                                                           ❑  Accelerated Filer

❑  Non-accelerated Filer (do not check if a smaller reporting company)                                                                                                                                ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of October 6, 2009, 15,424,195 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2008, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $2,680,000 based on the last sale price as reported by the American Stock Exchange on such date.

The Proxy Statement of the registrant to be filed on or before October 28, 2009 is incorporated by reference to Part III herein.

IMPLANT SCIENCES CORPORATION
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2009

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

Where we say “we,” “us,” “our,” “Company” or “Implant Sciences” we mean Implant Sciences Corporation and its subsidiaries.

General

Overview

We develop, manufacture and sell sophisticated sensors and systems for the Security, Safety and Defense (“SS&D”) industries.  A variety of technologies are currently used worldwide in security and inspection applications.  In broad terms, the technologies focus on detection in two major categories: (i) the detection of “bulk” contraband, which includes materials that would be visible to the eye, such as weapons, explosives, narcotics and chemical agents; and (ii) the detection of “trace” amounts of contraband, which includes trace particles or vapors of explosives, narcotics and chemical agents.  Technologies used in the detection of “bulk” materials include computed tomography, transmission and backscatter x-ray, metal detection, trace detection and x-ray, gamma-ray, passive millimeter wave, and neutron analysis.  Trace detection techniques used include mass spectrometry, gas chromatography, chemical luminescence, or ion mobility spectrometry.

We have developed proprietary technologies used in explosives trace detection (“ETD”) applications and market and sell handheld and bench-top ETD systems that use our proprietary ETD technologies.  Our products are marketed and sold to a growing number of locations domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, vehicles, other objects and people for the detection of trace amounts of explosives.

History

Since our incorporation in August 1984, we have operated as a multi-faceted company engaging in the development of ion-based technologies and providing commercial services and products to the semiconductor, medical device and security industries.  As further discussed in the Business Strategy section below, however, we have recently divested our semiconductor and medical business activities in order to focus on our security business.

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

In October 2004, we acquired Core Systems Inc., a privately-held semiconductor wafer processing company located in Sunnyvale, California for $7,486,000 in cash and common stock of the Company.  In February 2008, our Board approved a formal plan to sell Core as part of our strategic initiative to focus on our security business.  As of June 30, 2009, the assets and liabilities of Core have been recorded on our balance sheet as held-for-sale.  For the years ended June 30, 2009 and 2008, the operations of Core have been recorded in our statements of operations as discontinued operations.

In March 2005, we acquired Accurel Systems International Corporation, a privately-held semiconductor wafer analytical services company located in Sunnyvale, California for $12,176,000 in cash and common stock of the Company.  In March 2007, our Board approved a formal plan to sell Accurel as part of our strategic initiative to focus on our security business.  In May 2007, we completed the sale of Accurel to Evans Analytical Group LLC in exchange for cash of $12,705,000, of which $1,000,000 was placed in escrow.

In February 2008, Evans filed suit requesting rescission of the acquisition agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrowed funds pending resolution of the lawsuit.  On March 27, 2009, we announced the settlement of this litigation and the mutual release by the Company and Evans of all claims related to the sale of Accurel.  In settling this litigation, we agreed to pay Evans damages in the amount of approximately $5,700,000 by (i) agreeing to release to Evans approximately $700,000 that had been held in escrow since the time of the closing and (ii) issuing to Evans 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.  Please see more detailed discussions of the Evans matter in Note 24 to our consolidated financial statements.

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

We provided ion implantation services to modify orthopedic joint implant surfaces, resulting in reduced polyethylene wear and increased implant life, through the second quarter of fiscal 2007.  In the second quarter of fiscal 2007, the customer discontinued its product line using our ion implantation services.  Using similar technology, we developed applications for coatings of cardiovascular devices, such as coronary stents.  In May 1999, we received Food and Drug Administration 510(k) clearance to market our radioactive seed for the treatment of prostate cancer.  We began commercial sales of our radioactive seed in fiscal 2001.

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain of the assets related to our brachytherapy products and divested our prostate seed and medical software businesses.  In March 2008, we informed our medical coatings customers of our intention to discontinue coating operations by the end of the 2008 calendar year. During the year ended June 30, 2009 we sold certain assets associated with our medical coatings and ion implantation businesses.  As of June 30, 2009and 2008, the assets and liabilities of the Medical Business Unit have been recorded on our balance sheet as held-for-sale.  For the years ended June 30, 2009 and 2008, the operations of the Medical Business Unit have been recorded in our statements of operations as discontinued operations.

Security Business Unit

Since May 1999, we have been performing research to improve ETD technology, and development of ETD products that can be used for detection of trace amounts of explosives.  At present, we have developed both portable and benchtop systems, which have been marketed and sold both domestically and internationally.  In order to reduce manufacturing costs and be responsive to large quantity orders, we use a contract manufacturer.  As we continue to sell and deliver our security products, we work both independently and in conjunction with various government agencies to develop the next generation of trace explosives detectors and to identify new applications for our proprietary technology.

In April 2008, we acquired all of the capital stock of Ion Metrics, Inc., located in San Diego, California.  Ion Metrics develops mass sensor systems to detect and analyze chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  Ion Metrics miniaturized devices and system designs provide high performance and reliability in combination with low manufacturing costs. Ion Metrics operating results have been included in our  statement of operations commencing on April 10, 2008.  Please refer to Note 19 to our consolidated financial statements for further information relating to the acquisition of Ion Metrics.

Industry Overview

We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally.

The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners led to nationwide shifts in transportation and facilities security policies.  Shortly following these attacks, Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the Federal Aviation Administration, into the U.S. Department of Homeland Security (“DHS”).  Under its directive from Congress, the DHS has undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo containers before they are loaded onto vessels destined for the U.S., among others.  These initiatives, more fully described in the Strategic Border Initiative, the Customs-Trade Partnership Against Terrorism and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products both in the United States and other nations.

These government-sponsored initiatives have also stimulated security programs in other areas of the world as the U.S initiatives call on other nations to bolster their port security strategies, including acquiring or improving their security and inspection equipment.  As a result, the international market for non-intrusive inspection equipment continues to expand as countries that ship goods directly to the United States are required to improve their security infrastructure.

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

Technology

Since May 1999, we have performed research and development in the area of explosives trace detection (“ETD”).  We have developed several proprietary technologies in key areas of ETD which we believe improve the harvesting, collection and detection of trace particles and vapors of explosives substances.  In addition, we are continuing our development efforts to adapt this technology for the detection of narcotics and other chemical agents.  Our intellectual property portfolio contains 17 security-related patents and patents pending:  eight issued United States patents, eight United States patents pending, and one licensed patent.  We believe that our portfolio of patents and patents pending provides extensive protection in sample harvesting, sample detection and collection.  A key to our past and future success is our ability to innovate and offer differentiation in these areas.

We compartmentalize ETD into four major areas: i) harvest, ii) transport, iii) analysis, and iv) reporting.  These technologies are discussed in detail in the following sections.

Harvest - Aerosol Particle Release

Tiny particles of explosives and narcotics are “sticky” and may adhere to surfaces.  Particles could be transferred if an object, such as fingers or clothing, comes in contact with a particle.  We have demonstrated that a person touching an explosives material can transfer explosives particles to numerous other objects leaving a trail of particles behind.

Our competitors commonly swipe a surface to be interrogated for explosives particles with cloth or paper.  We believe that this “contact” methodology provides an effective but inconsistent method of harvesting sample as compared to an automated, non-contact collection of the trace sample.  We have developed a method, which we believe to be more efficient, using an aerosol of fine dry ice particles.  This technique, which is surprisingly inexpensive to use, could increase collection sensitivity substantially and eliminate direct contact with a surface.  Our aerosol technology functions as a very gentle version of “sandblasting” and is safe for almost all surfaces.  Since dry ice sublimes into gas, no residue is left behind, and the aerosol may be used indoors.  We have two patents pending on this methodology.

Transport

Vortex Sampling

Once the trace particle has been released from a surface, it has to be transported to a collection point.  Vortex sampling was the first of our sampling innovations.  We have three patents issued and two patents pending in the area of vortex sampling methodology.

Our vortex is similar to a miniature tornado.  A hollow spinning cylinder of air flowing outward surrounds and protects an inner vacuum flowing inward.  It is this vortex sampling technology that enables particles released within the vortex, or blown into it, to be transported with high efficiency to a collection filter.

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

Analysis

Flash Desorption

Flash desorption is an optical method for converting the chemistry of a particle, such as the chemicals composing explosives or narcotics, into a vapor that can be subjected to analyses for the discrimination of chemical properties.  In conventional trace chemical detectors, a sample is slowly warmed in an oven producing diluted vapor with low chemical concentrations.  Optical flash vaporization heats a sample within microseconds, producing a high sample concentration for detection.

This method is not appropriate with conventional sample collection methods, such as paper wipes, because the paper is white, and the light from the bright flash reflects off, producing little heating.  However, by using our trapping filter, a very fast detection response can be achieved without loss in sensitivity.  We have two patents issued and one patent pending in the area of flash desorption methodology.  The first product under development to take advantage of our flash desorption technology is our air cargo screening system described under “Products” below.

Photonic Ionization

The conventional method of ionizing vapors for analysis is to use a radioactive beta source.  While ETD equipment using radioactive sources are simple, effective, and need no electricity in the ionization process, there are important issues involving safety, licensing, regular verification of source integrity, and disposal.  Some markets, such as Japan and Australia, are known to reject instruments with radioactive sources.  We believe that most markets would prefer not to have to address the issues surrounding ETD equipment with radioactive sources.

We have developed two types of photonic, non-radioactive ion sources for our instruments for applications requiring either the ionization of positive ions or negative ions.  These ion sources may be found individually or in combination within our products, depending on the application for which the ETD equipment is to be used.  We have two patents pending in the area of photonic ionization.

Reporting

Reporting is that portion of the cycle that displays and stores information generated during the analysis phase.  It is this information a system operator sees and indicates if an alarm condition exists or if the test is negative.  Information can be displayed in both graphical and tabular formats.  The reporting also indicates when the instrument is ready for the next sample as well as displaying built-in system diagnostics.

Intellectual Property

It is our policy to protect our proprietary position by, among other methods, filing United States patent applications.  Our intellectual portfolio contains seventeen security-related patents and patents pending:  eight patents have been issued and are active, eight patents are pending and we license one patent.  The eight issued patents expire in the years 2022 through 2027.  We believe our patent portfolio provides extensive protection.  We also rely on unpatented proprietary technology, trade secrets and know how.

Manufacturing

We manufacture our security products primarily through a sole source contract manufacturer located locally in Worcester, Massachusetts.  We believe our strategy to outsource manufacturing reduces manufacturing costs, improve scheduling flexibility, and allows us to focus our internal resources and management on product development, marketing, sales and distribution.  We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management.

Products

We have developed several explosives detection systems designed for use in aviation and transportation security, high threat facilities and infrastructure, military installations, customs and border protection, and mail and cargo screening.  The systems use our proprietary Quantum SnifferTM technologies, including photon-based, non-radioactive ion source in combination with ion mobility spectrometry, a classic detection tool sensitive to the unique speeds with which ions of various substances move through the air (“IMS”) to electronically detect minute quantities of explosives vapor and particles.

Current Products

Quantum SnifferTM QS-H150 Portable Explosives Detector

The Quantum Sniffer QS-H150 Portable Explosives Detector employs a patented vortex collector for the simultaneous detection of explosives particulates and vapors with or without physical contact and in real-time.  We believe that our advanced QS-H150 is more sensitive than other detection devices.  The QS-HS150 can detect vapors and nanogram quantities of explosives particulates for most explosives substances considered to be threats.  Such substances include, but are not limited to, military and commercial explosives, improvised and homemade explosives, and propellants and taggants.

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

Quantum SnifferTM QS-B200 Benchtop Explosives Detector

The QS-B200 Benchtop Explosives Detector uses dual IMS with non radioactive ionization for the detection and identification of a wide range of military, commercial, and improvised explosives.  The QS-B200 has automatic and continuous self-calibration.  It monitors its environment, senses changes that would affect its accuracy, and re-calibrates accordingly.  For detection, the sample is collected with a standard trap, ionized, and analyzed via IMS.  The presence of a threat is indicated by a visible and audible alarm, and the substance is identified and displayed on the integrated touch screen display.  Users may save data locally, print via a built-in thermal printer, or send data through standard interfaces such as USB, LAN, etc.  Multi-level password-protected data security is standard.  We believe that the operation and maintenance of the QS-B200 are extremely cost-effective. Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  No radioactive material is used in the QS-B200, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues.

Products Under Development

Quantum SnifferTM QS-H300 Air Cargo Screening System

With the assistance of funding from DHS, we have developed a hand sampler detector that utilizes our proprietary jetted vortex collector for non-contact collection of trace particulate materials.  We believe the hand sampler, which will be a compact, lightweight device, could significantly improve explosives detection capabilities while also being very user friendly.  Our non-contact method could prove to be more effective than traditional contact sample collection methods, and at a much lower cost to users.  This improved sampling process has applicability for use in detecting trace amounts of explosives found on a wide range of objects such as carry-on luggage, parcels, packages and cargo.  In addition, multiple handheld sampling units could be systematically deployed in concert with a centralized trace explosives detection system to improve efficiency and increase the number of articles screened.  We believe this product could usher in a new way of thinking about how cargo and other items can be properly examined in a cost-effective and user friendly manner.  We introduced the QS-HS 300 at the AVSEC 2008 exhibition in Seoul, South Korea in November 2008.

Miniature Mass Spectrometer

We initially developed our own proprietary ion mobility spectrometer (“IMS”).   We believe that as market demand grows for greater precision of substance identification and the list of substances to be detected increases, more advanced detectors will be required.

Our acquisition of Ion Metrics enabled us to obtain miniaturized quadrupole mass spectrometry (“QMS”) detector technology.  The QMS detector is roughly the size of an AA battery and has low manufacturing costs.  When used in conjunction with an IMS, the QMS detector senses the molecular weight of the chemical species resulting in an “orthogonal” detection method in which a more fundamental characteristic of a substance is measured.  We believe that, because it is unlikely that two substances would share the same mass and the same ion mobility in air, QMS detector technology improves the accuracy of detection and minimizes false alarms.  We are currently developing interfaces for integrating the QMS detector into our future products.

Hyphenated Detectors

Depending on the application and the number of “interfering” background chemicals, it may be necessary to incorporate additional “orthogonal” detection methods.  The combination of multiple sensors is commonly known as hyphenated systems.  By measuring different properties of the same species, interferents are separated from target species for a deterministic detection and identification and have minimum rates of false alarms. The combination of these sensors in series is commonly known as employing “hyphenated” detection methods.  A hyphenated system is one in which a sequence of different types of detectors all must agree that an alarm has occurred before a valid alarm is declared.

We are currently developing hyphenated systems employing conventional ion mobility, differential mobility and mass spectrometry for the DHS.

We believe detection systems incorporating hyphenated detection methods could accelerate the expansion of our product line to more effectively address the needs of the security, safety and defense sector, as well as accelerate our entry into the narcotics, chemical warfare, biological warfare and toxic industrial chemical detection marketplaces.  Combining new technologies with our other innovative products could enhance our competitive position while improving sales volumes and product margins in the future. We expect hyphenated systems to appear in our future product offerings.

Marketing and Sales

We market and sell our products through direct sales and marketing staff located in the United States, in addition to an expansive global network of independent and specialized sales representatives and distributors.  This sales staff is supported by a sales organization located primarily in the United States, as well as a global network of independent distributors.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

Contracts and Material Relationships

Government Contracts

Research and development contracts from the U.S. government must be won through a competitive proposal process which undergoes peer review.  We are in contact with the Department of Defense, DHS and other agencies at technical conferences to stay informed of the government's needs.  We believe our management and senior scientific staff have earned a strong reputation with these and other agencies. To date we have been awarded research and development contracts by the Department of Defense, the National Science Foundation, the National Aeronautics and Space Administration, the Environmental Protection Agency and the DHS.

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

Research and Development

Our technical staff consists of 11 scientists and engineers, one of whom holds a Ph.D., and five of whom hold Masters degrees.  All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories.  Our research and development efforts may be self-funded, funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government.  Under the Small Business Innovative Research program, we retain the right to patent any technology developed pursuant to the program, subject to the retention by the U.S. government of a royalty-free license to use the technology.  We have obtained over $20 million in U.S. government grants and contracts over the past 20 years.

We spent approximately $3,306,000 and $3,097,000 on internally funded research and development in the fiscal years ended June 30, 2009 and 2008, respectively.

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

Employees

As of June 30, 2009, we had 30 full-time employees at our Massachusetts facility and seven full-time employees in California.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Geographic Areas

Our revenues are derived from both domestic and international sales.  During the fiscal year ended June 30, 2009, foreign sales represented 82% of total revenue with one customer from China representing 48% of our revenue.  For the fiscal year ended June 30, 2008, foreign sales represented 78% of total revenue with one customer from China representing 55% of our revenue.

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

Risks Related to our Liquidity

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on our business.

Management continually evaluates plans to reduce its operating expenses, increase sales and increase its cash flow from operations.  Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC, we will require additional capital in the first quarter of fiscal 2010 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

We will be required to repay our borrowings from DMRJ Group LLC  on December 10, 2009.

We will be required to repay all of our borrowings from DMRJ Group LLC on December 10, 2009.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of June 30, 2009, the outstanding balance due to DMRJ under a senior secured promissory note was $4,600,000.  As of September 30, 2009, the outstanding balances due to DMRJ under that promissory note, a second secured promissory note and a revolving credit facility were $4,600,000, $1,000,000 and $1,833,000, respectively.  If we are unable to repay these amounts as required, refinance our obligations to DMRJ, or negotiate extensions of these obligations, DMRJ may seize our assets and we may be forced to curtail or discontinue operations entirely.

We are in default of certain financial covenants related to the senior secured promissory note issued to DMRJ Group LLC.  If we are unable to obtain a waiver from DMRJ, then DMRJ may declare the entire unpaid principal balances of all of our obligations to DMRJ, together with all interest accrued thereon, plus fees and expenses, due and payable.

As of March 31, 2009 and June 30, 2009, we were not in compliance with certain financial covenants in our senior secured convertible promissory note payable to DMRJ.  On July 16, 2009, DMRJ waived the March 31, 2009 event of noncompliance and waived any non-compliance with the relevant financial covenants from the date of that waiver until but not including September 4, 2009.  If we are unable to comply with the financial covenants to DMRJ in the future and if we are unable to obtain a waiver of any such noncompliance, DMRJ may declare the entire unpaid principal balance of our obligations to it, together with all interest accrued thereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on our liquidity and financial condition and could force us to curtail or discontinue all of our operations.  Our ability to comply with these covenants in the future depends on our ability to generate sufficient sales and to control our expenses, and will require us to seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of certain events of default under the instruments governing our borrowings from DMRJ,  we could be required to pay interest at a default rate equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance of our obligations.

 We have received a qualified audit opinion on our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended June 30, 2009 contains a qualification regarding our ability to continue as a going concern.  This qualification indicates there is substantial doubt on the part of our independent registered public accounting firm as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at June 30, 2009, to cover our operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.  There can be no assurance that our accounting firm will not qualify its opinion in the future.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

During the fiscal years ended June 30, 2009 and 2008, we had revenues of approximately $8,737,000 and $5,152,000, respectively.  During the fiscal years ended June 30, 2009 and 2008, we had losses from continuing operations of approximately $13,559,000 and $7,714,000, respectively.  During the fiscal years ended June 30, 2009 and 2008, we had net losses of approximately $12,751,000 and $10,735,000, respectively.  There is a risk that we will never be profitable.  We plan to further increase our expenditures to complete the development and commercialization of our new products, and to broaden our sales and marketing capabilities.  As a result, we believe we will likely incur losses over the next several quarters.  Our accumulated deficit as of June 30, 2009 and 2008 was approximately $72,678,000 and $59,720,000, respectively.  Our ability to generate sufficient revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

•	the size of the markets we address;

•	the existence of competition and other solutions to the problems we address;

•	the extent of patent and intellectual property protection afforded to our products;

•	the cost and availability of raw material and intermediate component supplies;

•	changes in governmental (including foreign governmental) initiatives and requirements;

•	changes in domestic and foreign regulatory requirements; and

•	the costs associated with equipment development, repair and maintenance; and our ability to manufacture and deliver products at prices that exceed our costs.

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

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

Our business is subject to risks associated with doing business internationally. During the fiscal year ended June 30, 2009, foreign sales represented 82% of total revenue with one customer from China representing 48% of our revenue.  For the fiscal year ended June 30, 2008, foreign sales represented 78% of total revenue with one customer from China representing 55% of our revenue.  We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a country's or region's political or economic conditions, particularly in developing or emerging markets;

•	potentially longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	differing legal and court systems;

•	differing tax laws and changes in those laws;

•	differing protection of intellectual property and changes in that protection; and

•	different regulatory requirements and changes in those requirements.

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

We depend on a contract manufacturer, and our production and products could be harmed if it is unable to meet our volume and quality requirements and alternative sources are not available.

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

Although we have eight United States patents issued and eight United States patent applications pending for our explosives detection technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties.  The validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.  No assurance can be given that any pending patent applications or any future patent application will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

Future growth would also require us to successfully hire, train, motivate and manage our employees.  In addition, our continued growth and the evolution of our business plan will require significant additional management, technical and administrative resources.  We may not be able to effectively manage the growth and evolution of our current business.

We are exposed to product liability claims that could place a substantial financial burden on us if we are sued.

The development and sale of explosives detection products entails an inherent risk of product liability.  For example, if our products fail to adequately detect explosives, if we are unable to successfully train technicians to properly use our products, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims.  We currently do not carry product liability insurance.  A product liability claim, whether meritorious or not, could be time-consuming, distracting and expensive to defend, could be harmful to our reputation, could result in a diversion of management and financial resources away from our primary business and could result in product recalls. In any such case, there could be a material adverse effect on our business and results of operations and our business could fail.

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

If we are unable to complete our assessments with respect to the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report by management on the company’s internal controls over financial reporting in their annual reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  If we fail to implement the required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended June 30, 2009.  The public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. For the fiscal year ending June 30, 2010, our independent registered public accounting firm will be required to report on the effectiveness of our internal controls.

Risks Related to Competition

We may not be able to compete effectively against existing or new competitors.

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

The sales process for our security products is typically a result of a request for quotations or tenders which are subjected to significant and time-consuming scrutiny prior to the determination of an award.  In addition, we face aggressive cost-containment pressures from governmental agencies and the bidding process commonly involves several competitors, many of whom have greater financial and other resources that may enable them to submit bids at prices which might be significantly lower than the prices we may be able to offer.  There can be no assurances that we will be able to maintain current prices in the face of continuing pricing pressures.  Over time, the average price for our products may decline as the markets for these products become more competitive.  Any material reduction in product prices could negatively affect our gross margin, necessitating a corresponding increase in unit sales to maintain any given level of sales.

Risks Related to Our Securities

The delisting of our common stock by the NYSE Amex has limited our stock’s liquidity and could substantially impair our ability to raise capital.

Our common stock was delisted by the NYSE Amex LLC effective in June 2009 as result of our failure to comply with certain continued listing requirements.  Our common stock began trading on the Over-The-Counter-Bulletin-Board under the symbol “IMSC” in May 2009.  We believe the delisting has limited our stock’s liquidity and could substantially impair our ability to raise capital.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.02 to $1.15.  The market price of our common stock may also fluctuate significantly in the future due to:

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

We are authorized to issue 50,000,000 shares of our common stock.  As of June 30, 2009, there were 15,424,195 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of June 30, 2009, we had outstanding stock options and warrants to purchase approximately 6,797,000 shares of our common stock, the exercise price of which range between $0.08 per share to $12.45 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise of these instruments.  To the extent such options, warrants or additional investment rights are exercised the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

The exercise of the outstanding options and warrants will reduce the percentage of common stock held by our current stockholders.  Further, the terms on which we could obtain additional capital during the life of the derivative securities may be adversely affected, and it should be expected that the holders of the derivative securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such derivative securities.  As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

In addition, we have 5,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board, of which 1,000,000 shares of Series E Convertible Preferred Stock were issued and outstanding as of June 30, 2009.  On July 1, 2009, we issued DMRJ 871,763 shares of our Series F Convertible Preferred Stock, which are convertible at DMRJ’s option into 15% of our common stock, calculated on a fully diluted basis. If we do not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we will be required to issue DMRJ 774,900 additional shares of Series F Preferred Stock, such that all of the Series F Preferred Stock then held by DMRJ will be convertible into 25% of our common stock, calculated on a fully diluted basis.  DMRJ has extended the August 31, 2009 due date to obtain net proceeds of at least $3,000,000 to October 1, 2009.

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

As permitted by Massachusetts law, our Restated Articles of Organization, as amended, limit the liability of our directors for monetary damages for breach of a director's fiduciary duties except in certain instances.  As a result of these limitations and Massachusetts law, stockholders may have limited rights to recover against directors for breaches of their fiduciary duties.  In addition, our bylaws provide that we will indemnify our directors, officers, employees and agents if such persons acted in good faith and reasoned that their conduct was in our best interest.

The anti-takeover provisions of our Restated Articles of Organization and Massachusetts law may delay, defer or prevent a change of control.

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders.  The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that we have issued to date and which may be issued in the future.  The issuance of preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any acquisition, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction, without the approval of the holders of the outstanding shares of preferred stock.  In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

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

We operate out of two separate locations.  Our corporate offices are located in an approximately 23,000 square foot leased facility in Wilmington, Massachusetts.  In addition to our corporate offices, this facility houses research and development, sales and marketing, and production.  Our current lease expires in December 2009.  We lease approximately 6,200 square feet of research and office space in San Diego, California, under a lease expiring in January 2012.

Item 3.	Legal Proceedings

In conjunction with the May 2007 sale of our Accurel business to Evans Analytical, Accurel entered into a sublease of its facility to Evans.  In April 2009, Silicon Valley CA-I, LLC, the lessor of such property to Accurel, filed suit against Accurel and Evans in the Superior Court of the State of California, County of Santa Clara, alleging nonpayment of rent. On June 24, 2009, Accurel and Evans entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that are past due under the lease, plus monthly rents owing under the lease, less the payment that Evans is required to make under the terms of the settlement agreement.  Accurel is required to pay such amount on or before August 31, 2009.  On August 31, 2009, the lessor extended the payment due date to September 4, 2009.   On September 4, 2009, Accurel remitted the settlement payment.  In accordance with the release and settlement agreement, provided that Accurel and Evans have complied with the terms of the lease and payment in accordance with the agreement, the lessor has agreed to dismiss the suit on or before September 14, 2009, and Accurel will have no further obligations or liabilities to the lessor.

On April 2, 2009, John Traub, a former officer of the company and Accurel, filed a complaint in the California Superior Court, Santa Clara County, for breach of contract and indemnification against us and our insurer.  The complaint seeks defense costs and indemnification with respect to (i) several lawsuits filed against Traub by Evans Analytical Group, such lawsuits alleging theft of trade secrets, and (ii) one lawsuit filed us and our subsidiary Accurel against Traub alleging various breaches of fiduciary duties.  In May 2009, we filed our response to the complaint denying all material allegations.

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

Our common stock traded on the NYSE Amex LLC (formerly, the American Stock Exchange) under the symbol “IMX” until June 22, 2009 and was delisted by the NYSE Amex on September 22, 2009. Since May 4, 2009, our common has traded on the Over-the-Counter Bulletin Board under the symbol “IMSC.OB.”  The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the American Stock Exchange and the Over-the-Counter Bulletin Board. Quotations from the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year 2009
	High	Low
4th Quarter	$0.65	$0.06
3rd Quarter	$0.25	$0.02
2nd Quarter	$0.72	$0.07
1st Quarter	$1.15	$0.51

	Fiscal Year 2008
	High	Low
4th Quarter	$1.65	$0.81
3rd Quarter	$1.97	$0.70
2nd Quarter	$2.45	$0.65
1st Quarter	$2.40	$1.50

As of October 6, 2009, there were approximately 128 stockholders of record.  The last sale price as reported on the Over-the-Counter Bulletin Board on October 6, 2009, was $0.09.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  In addition, our agreements with lenders prohibit the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2009 Equity Compensation Plan Information

The table below sets forth certain information as of June 30, 2009 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	3,532,788	(1)	$0.32	44,997
Equity compensation plans not approved by stockholders	-			-
	3,532,788			44,997

_______________

(1)
This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., our 2000 Incentive and Non-Qualified Stock Option Plan and our 2004 Stock Option Plan).

Recent Sales of Unregistered Securities

In May 2009 we issued 300,000 shares of common stock, having a value of $70,000, to JFS Investments, Inc., in consideration of services rendered in connection with the financing provided by DMRJ Group LLC.

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

Overview

Since our incorporation in August 1984, we have operated as a multi-faceted company engaging in the development of ion-based technologies and providing commercial services and products to the semiconductor, medical device and security industries.  Beginning in March 2007, we undertook steps to divest our semiconductor and medical business activities in order to focus on our security business.

Since May 1999, we have been performing research to improve explosives trace detection (“ETD”) technology, and development of ETD products which can be used for detection of trace amounts of explosives.  We now develop, manufacture and sell sophisticated sensors and systems for the Security, Safety and Defense (“SS&D”) industries.  We have developed handheld and benchtop ETD systems, which have been marketed and sold both domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, vehicles, other objects and people, for the detection of trace amounts of explosives.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our financial statements:

•
Revenue Recognition.  We recognize revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable price and terms, delivery of the product has occurred or the service performed in accordance with the terms of the arrangement, and collectibility of the sale is reasonably assured.

Government contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred.  Our obligation with respect to these agreements is to perform the research on a best-efforts basis. For government contracts with a deliverable, revenue is recognized based upon the proportional performance method.

Revenues for which we have received payment, but have not yet recognized the revenues, pending fulfilling our obligations under the sales agreement, are reflected on our balance sheet as deferred revenues.

•
Accounts Receivable and Allowance for Doubtful Accounts.  We maintain allowances for estimated losses resulting from the inability of our customers to make required payments.  Judgments are used in determining the allowance for doubtful accounts and are based on a combination of factors.  Such factors include historical collection experience, credit policy and specific customer collection issues.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., due to a bankruptcy filing), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  We perform ongoing credit evaluations of our customers and continuously monitor collections and payments from our customers.  While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same bad debt rates that we have in the past.  A significant change in the liquidity or financial position of any of our customers could result in the uncollectibility of the related accounts receivable and could adversely impact our operating cash flows in that period.

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

•
Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  We have recorded a full valuation allowance against our net deferred tax assets of $16,951,000 as of June 30, 2009, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

•
Goodwill and Intangible Assets. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if an impairment exists, management compares the reporting unit's carrying value to the reporting unit’s fair value.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance.  Absent an event that indicates a specific impairment may exist, management has selected June 30 as the date for performing our annual goodwill impairment test.  Future events could cause management to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Intangible assets with finite lives consist of acquired customer base, technology and trademarks and are valued according to the future cash flows they are estimated to produce.  These assigned values are amortized on a basis that matches the periods in which those cash flows are estimated to be produced or straight-line over the estimated useful lives, if no other method provides a better result.  We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible assets may warrant revision or that the carrying value of these assets may be impaired.  To compute whether intangible assets with finite lives been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value.  To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

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

In many of our financing transactions, we have issued warrants.  We apply the principles of SFAS No. 123(R), “Share-Based Payment,” to value these warrants, which inherently include a number of estimates and assumptions including stock price volatility factors.  We record financing and certain offering costs associated with our capital raising efforts in our statements of operations.  These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt accounted for in accordance with Emerging Issues Task Force Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” by other securities issued in connection with preferred stock as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” based on their relative fair values.  We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

We determined that our Series D Cumulative Convertible Preferred Stock contained certain derivative instruments and we account for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Under SFAS No. 133, we bifurcated these derivative instruments from the Series D Cumulative Convertible Preferred Stock, recorded them as a liability, and included the changes in the fair value of the instruments within other income (expense) in the accompanying consolidated statement of operations.

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

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant price of our common stock, which is issuable upon exercise of the option;

•	the expected volatility of our common stock;

•	the expected dividends on our common stock; and

•	the risk-free interest rate for the expected option term.

Stock Option Exercise Price and Grant Date Price of our Common Stock.  Stock option exercise price is typically the closing market price of our common stock on the date of grant.

Expected Term.  The expected term of options granted is calculated using our historical option exercise transactions as outlined SFAS 123(R) and reflects the period of time that options granted are expected to be outstanding.

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

Upon adoption of SFAS No. 123(R), we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested, including awards granted prior to July 1, 2006.  We have estimated a forfeiture rate of 10%, which estimate we will review periodically and as changes in the composition of our option pool dictate.

Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our share-based compensation.  We anticipate the amount of stock-based compensation to increase in the future as additional options are granted.  As of June 30, 2009, there was approximately $314,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.81 years.

Results of Operations

Fiscal Year Ended June 30, 2009 vs. June 30, 2008

Revenues

Security revenues for the year ended June 30, 2009 were $8,737,000 as compared with $5,152,000 for the comparable prior fiscal year, an increase of $3,585,000 or 69.6%.  Revenue from security products for the year ended June 30, 2009 was $7,186,000 as compared with $4,554,000 for the comparable prior year period, an increase of $2,632,000 or 57.8%.  Revenue from government funded contracts and services for the year ended June 30, 2009 was $1,551,000 as compared with $598,000 for the comparable prior year period, an increase of $953,000 or 159.4%.  The increase in security revenue is primarily a result of an increase in the number of units of our explosives detection products sold in fiscal 2009 as compared to fiscal 2008, due primarily to significant shipments of our handheld explosives detection equipment to a customer in China aggregating approximately $4,169,000 in sales in the first quarter of fiscal 2009, which shipments coincided with security preparations for the Beijing Olympics. Approximately $372,000 of security products revenues were recognized in the fourth quarter of fiscal 2008, as compared to $2,431,000 in the comparable prior year period, as a result of a significant shipment of our handheld explosives detection equipment to a customer in China.  The increase in government contract and service revenue during fiscal 2009 as compared to the comparable prior year period was due to increased resources focused on internally funded research projects during fiscal 2009 as compared with fiscal 2008.  Several of the government contacts from which we derived revenues in fiscal 2009 will expire in the first or second quarter of fiscal 2010, which could result in reduced government contract revenues in fiscal 2010, unless we are successful in securing additional government contracts.

Cost of Revenues

Cost of revenues for the year ended June 30, 2009 was $4,656,000 as compared with $3,577,000 for the comparable prior year, an increase of $1,079,000 or 30.2%.   The increase in cost of revenues is primarily a result of the increase in unit sales of our security products and an increase in government contract revenue and the associated direct expenses.

Gross Margin

Gross margin for the year ended June 30, 2009 was $4,081,000 or 46.7% of security revenues as compared with $1,575,000 or 30.6% of security revenues for the comparable prior year.  The increase in gross margin is the result of increased sales volume of our handheld explosives detection equipment; improved design changes to our handheld explosives detectors which improved their manufacturability; and overall cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer.

Research and Development Expense

Research and development expense for the fiscal year ended June 30, 2009 was $3,306,000 as compared with $3,097,000 for the comparable prior year, an increase of $209,000 or 6.7%.  We continue to expend funds to expand our staff to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  In addition, the increase in research and development expenses relates to the volume and timing of customer funded programs, primarily through government grants and contracts.  We focused additional resources on our internally funded research and development programs during fiscal 2009 as compared with fiscal 2008.  We charge our research and development personnel to cost of revenues for work performed on these contracts and grants.  Research and development expenses incurred prior to starting government contracts are charged to operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended June 30, 2009 were $7,554,000 as compared with $6,414,000 for the comparable prior fiscal year, an increase of $1,140,000, or 17.8%.  The increase is primarily a result of increased legal expenses in connection with our litigation and settlement with Evans Analytical Group, LLC and, to a lesser extent, increased expenditures in our sales and marketing efforts, including increased selling expenses related to our first quarter 2009 China shipments and increased loan financing fees.  Partially offsetting these increases were decreases in the year ended June 30, 2009, as compared to the comparable prior fiscal year, in audit fees, stock-based compensation expense and rent and related facility expenses.

Litigation Settlement

For year ended June 30, 2009, we recorded a $5,700,000 charge resulting from the settlement of the litigation with Evans Analytical Group.  In settling this litigation we agreed to release approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and agreed to issue 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.

Other Income and Expense, Net

For the year ended June 30, 2009, we recorded other expense, net of $1,080,000 as compared with income, net of $198,000, for the comparable prior year, a, increase in other expense, net of $1,278,000 or 645.5%. The increase in other expense, net, is primarily a result of (i) the realization of the $98,000 unrealized loss of our share of CardioTech International, Inc. stock owned by CorNova, Inc., a privately-held, development stage medical device company; (ii) an increase in interest expense of $1,417,000 resulting, in part, from a penalty of $568,000 assessed on the Series D Preferred Stock due to our failure to meet the amended redemption date, $90,000 of forbearance fees due to cure events of default under our former credit facility and interest expense on our senior secured convertible promissory note due to increased borrowings and a higher effective interest rate; (iii) a decrease in interest income of $149,000 as a result of lower available cash balances for investment; and (iv) a decrease of $133,000 in income related to the embedded derivative associated with the Series D Cumulative Convertible Preferred Stock, which was extinguished on December 10, 2008.

Loss from Continuing Operations

Loss from continuing operations for the year ended June 30, 2009 was $13,559,000 as compared with $7,738,000 for the comparable prior year, an increase of $5,821,000, or 75.2%.  The increase in loss from continuing operations is primarily the result of the $5,700,000 non-cash charge recorded for the Evans Analytical litigation and settlement, increased interest expense and the realization unrealized loss of our share of CardioTech’s stock owned by CorNova, offset partially by increased sales of our handheld explosives detection product and improved gross margins resulting from these sales and the gain realized on the transfer of our CorNova common stock.

Preferred Distribution, Dividends and Accretion

Preferred distribution, dividends and accretion on the Series D Cumulative Convertible Preferred Stock for the year ended June 30, 2009 was $207,000 as compared with $1,058,000 for the comparable prior year, a decrease of $851,000 or 80.4%.  The Series D Preferred Stock was extinguished on December 10, 2008.

Net Loss from Discontinued Operations

Net income from discontinued operations for the year ended June 30, 2009 was $808,000 as compared with a net loss of $3,021,000 for the comparable prior year, an increase of $3,829,000 or 126.7%.  Net income from discontinued operations for fiscal 2009 is composed of (i) operating income of $21,000 from our Core Systems subsidiary, which was sold during the second quarter of fiscal 2009, (ii) operating loss of $264,000 from our medical reporting unit, which includes an impairment charge of $143,000 recorded on long-lived assets (iii) gain on sale of Core Systems of $22,000 and (iv) gain on sale of assets of our medical reporting unit of approximately $1,026,000. Net loss from discontinued operations for fiscal 2008 is composed of operating losses of $840,000 from our  medical reporting and operating losses of $2,181,000 from our semiconductor unit, which includes an impairment charge of $1,487,000, as carrying value of the long-lived assets of the reporting unit exceeded their estimated fair value, which are being reported as held for sale.  The semiconductor reporting unit reflects only our Core Systems subsidiary.

Income Taxes

As of June 30, 2009, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $36,360,000 expiring between 2022 and 2030, and $41,533,000, expiring between 2010 and 2025, respectively.  As of June 30, 2009, we had federal and state investment, alternative minimum tax and research credit carry forwards available to offset future taxable income of approximately $666,000, expiring between 2022 and 2030, and $502,000, expiring between 2010 and 2025, respectively.

Liquidity and Capital Resources

As of June 30, 2009, we had a cash overdraft of approximately $6,000, a decrease of $418,000 when compared with our cash and cash equivalents balance of $412,000 as of June 30, 2008.  We must repay in full the balance on the senior secured promissory note issued to DMRJ Group LLC on December 10, 2008, by December 10, 2009.  The balance due on that Note as of June 30, 2009 was $4,049,000 and the liquidation value was $4,600,000. In addition, as described below, we must repay by December 10, 2009 the outstanding balances due to DMRJ under a second secured promissory note and a revolving credit facility established after June 30, 2009. As of September 28, 2009, the outstanding balances under that note and under the revolving credit facility were $1,000,000 and $1,833,000, respectively.

On December 10, 2008, we used approximately $477,000 of the proceeds from the issuance of senior secured promissory note to DMRJ to repay all of the indebtedness outstanding to Bridge Bank, N.A., and the credit facility with the bank terminated. On December 10, 2008, we also used approximately $1,161,000 of the proceeds from the issuance of the note to redeem all of the Series D Preferred Stock held by Laurus, excluding a portion of such stock which was redeemed effective on that date by the subsequent issuance of 929,535 shares of our common stock. As of June 30, 2009 and 2008, the outstanding balance on the Series D Preferred Stock was $0 and $2,424,000, respectively.

During the year ended June 30, 2009 we had net cash outflows of $3,985,000 from operating activities of continuing operations as compared to net cash outflows of continuing operations of $5,007,000 for the comparable prior year period.  The approximately $1,022,000 decrease in net cash outflows used in operating activities of continuing operations during the year ended June 30, 2009, as compared to the comparable prior year period, was due to (i) a decrease in accounts receivable, due to decreased sales of security products in the fourth quarter of fiscal 2009, (ii) decreased inventories, due primarily our decision to reduce raw material inventory, and (iii) an increase in accounts payable due to increased aging of our accounts payable.  For the year ended June 30, 2009, we had net cash outflows of $33,000 from operating activities of discontinued operations, compared with net cash outflows of $587,000 from operating activities of discontinued operations for the comparable prior year period, due primarily to a decrease in the loss from discontinued operations of our semiconductor and medical business units.

During the year ended June 30, 2009 we had net cash inflows of $3,637,000 from investing activities of continuing operations as compared to net cash outflows of $1,155,000 from investing activities of continuing operations for the comparable prior year period.  The approximately $4,792,000 increase in net cash outflows used in investing activities of continuing operations during the year ended June 30, 2009, as compared to the comparable prior year period, was primarily a result cash provided from the sale of property and equipment, sale of Core Systems, payments received on a note receivable and the release of funds held in escrow from the Accurel sale.  For the year ended June 30, 2009, we had net cash outflows of $28,000 from investing activities of discontinued operations, compared to net cash outflows of $202,000 from investing activities of discontinued operations for the comparable prior year period, due primarily to a decrease in cash used to purchase property and equipment.

During the year ended June 30, 2009 we had net cash outflows of $2,000 from financing activities of continuing operations as compared to net cash outflows of $2,255,000 from financing activities of continuing operations for the comparable prior year period.  The approximately $2,253,000 increase in net cash outflows used in financing activities of continuing operations during the year ended June 30, 2009, as compared to the comparable prior year period, was primarily a result of cash provided by the issuance of the senior secured convertible promissory note, net of principal repayments and proceeds from a note payable with a Company director; offset by the repayments of the Series D Cumulative Convertible Preferred Stock, long-term debt, credit facility, and capital lease obligations.  For the year ended June 30, 2009, we had net cash outflows of $1,000 from financing activities of discontinued operations compared with net cash outflows of $3,000 from financing activities of discontinued operations for the comparable prior year period, due to decreased principal payments of capital lease obligations.  We expect that the absence of negative cash flows from our discontinued operations will have a favorable impact on our future liquidity and capital resources.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note bears interest at 11.0% per annum and is collateralized by all of our assets.  The effective interest rate on the note is approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 share of the common stock of CorNova to DMRJ.  The note, which has been amended and restated,  is convertible in whole or in part at the option of DMRJ into shares of our common stock at a conversion price of $0.26 per share.

We valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrants, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ Group LLC.  The amounts recorded in the financial statements represent the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrants, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 98.4%, risk-free interest rate of 2.29%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note requires us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International, upon the release of such funds.  DMRJ waived the requirement that we make a principal repayment in an amount equal to the amount of the escrow funds released in connection with the Evans litigation settlement.

On March 12, 2009, we entered into a letter agreement with DMRJ pursuant to which we were granted access to $250,000 of previously restricted cash out of funds held in a blocked account.  The effect of the letter agreement made $250,000 available to us until the close of business on April 14, 2009.  In consideration of the letter agreement, on March 12, 2009, we issued to DMRJ an amended and restated senior secured convertible promissory note and amended and restated warrant to purchase shares of common stock, which replaced the note and warrant issued on December 10, 2008.  The terms of the amended and restated senior secured convertible promissory note and the amended and restated warrant are identical to the terms of the original note and warrant, except that the amended instruments reduced the initial conversion price of the original note from $0.26 to $0.18 and reduced the initial exercise price of the original warrant from $0.26 to $0.18.

The remaining principal balance of the amended and restated note, together with outstanding interest, is due and payable on December 10, 2009.  As June 30, 2009, the outstanding balance on the note was $4,049,000, liquidation balance was $4,600,000.

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if we are the survivor of such consolidation or merger; against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that we have authorized or reserved for the purpose of issuance, 150% of the aggregate number of share of our common stock to provide for the issuance of the warrant shares; maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets minus current liabilities, of no less than 0.60 to 1.00.  As of June 30, 2009, our current ratio was 0.21 to 1.00, our aggregate dollar amount of all accounts payable exceeded 100 days past due and the minimum cash balance required to be maintained in the blocked account was less than the required minimum of at least $500,000.  As such we are not in compliance with the required current ratio and accounts payable financial covenants have requested a waiver for these events of noncompliance.  On July 16, 2009, DMRJ waived the March 31, 2009 events of noncompliance and waived any non-compliance with the relevant financial covenants until but not including September 4, 2009.  If we are unable to comply with the financial covenants to DMRJ in the future and if we are unable to obtain a waiver of any such noncompliance, DMRJ may declare the entire unpaid principal balance of our obligations to it, together with all interest accrued thereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on our liquidity and financial condition and could force us to curtail or discontinue all of our operations.

On July 1, 2009, we entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued DMRJ a senior secured promissory note in the principal amount of $1,000,000 and 871,763 shares of our  Series F Convertible Preferred Stock.

The note bears interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, will be due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by us of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, at its option, DMRJ may require us to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving us; (ii) the sale or transfer of more than 50% of our assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by us, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to us of more than $500,000; provided, however, that DMRJ may not require us to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we have satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.

The 871,763 shares of Series F Preferred Stock issued to DMRJ are convertible at the option of DMRJ into 15% of our common stock, calculated on a fully diluted basis. If we do not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, then we will be required to issue to DMRJ 774,900 additional shares of Series F Preferred Stock, such that all of the Series F Preferred Stock then held by DMRJ will be convertible into 25% of our common stock, calculated on a fully diluted basis.  DMRJ has extended the August 31, 2009 due date for us to obtain net proceeds of at least $3,000,000 to October 1, 2009.  In addition, for so long as the note or the amended and restated senior secured convertible promissory note issued to DMRJ as of December 10, 2008 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless the we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which the Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of us on a fully diluted basis after such issuance as immediately prior thereto.

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to “full ratchet” antidilution protection in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below $.08 per share. “Full ratchet” antidilution protection completely protects an investors investment from any subsequent price erosion until the occurrence of a liquidity event. The anti-dilution protection will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

The Series F Preferred Stock is entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock. In the event of any liquidation, dissolution or winding up of the company, the holders of the Series F Preferred Stock will be entitled to be paid an amount equal to $.08 per share of Series F Preferred Stock, plus any declared but unpaid dividends, prior to the payment of any amounts to the holders of our Series E Convertible Preferred Stock or common stock by reason of their ownership of such stock.

The holders of the Series F Preferred Stock have no voting rights except as required by applicable law.  However, without the consent of the holders of a majority of the Series F Preferred Stock, we may not (i) amend, alter or repeal any provision of its Restated Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series F Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of our equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

On August 5, 2009, we entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued DMRJ a senior secured promissory note in the principal amount of $700,000.  The note bears interest at the rate of 25% per annum.  The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was due and payable on August 17, 2009.  The outstanding principal balance and interest due under this bridge note was paid on September 4, 2009.

On September 4, 2009, we entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided us with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, we issued to DMRJ a promissory note evidencing our obligations under the credit facility. Each of our subsidiaries guaranteed our obligations under the credit facility and the obligations of our company and our subsidiaries are secured by grants of first priority security interests in all of our respective assets. In addition, we have agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

The note bears interest at the rate of 25% per annum. Interest under the note will be due on the first day of each calendar month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, will be due and payable on December 10, 2009. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ. Subject to applicable cure periods, amounts due under the note are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the note; (ii) any failure to observe or perform any other condition, covenant or agreement contained in the note or certain conditions, covenants or agreements contained in the credit agreement; (iii) certain suspensions of the listing or trading of our common stock; (iv) a determination that any misrepresentation made by us to DMRJ in the credit agreement or in any of the agreements delivered to DMRJ in connection with the credit agreement were false or incorrect in any material respect when made; (v) certain defaults under agreements related to any of our other indebtedness; (vi) the institution of certain bankruptcy and insolvency proceedings by or against us; (vii) the entry of certain monetary judgments against us that are not dismissed or discharged within a period of 20 days; (viii) certain cessations of our business in the ordinary course; (ix) the seizure of any material portion of our assets by any governmental authority; and (x) our indictment for any criminal activity.

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of our aggregate net profits generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.

Upon the closing of the credit facility, we requested and were granted an initial advance of approximately $1,633,000, of which we used approximately $715,000 to repay all of our outstanding indebtedness to DMRJ pursuant to a bridge note issued to DMRJ on August 5, 2009, and approximately $548,000 to retire certain obligations owed to other parties. We intend to use the balance of the initial advance, and to use the remainder of the facility, for working capital and ordinary course general corporate purposes.

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control our expenses, and will require us to seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

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

We will require substantial funds for further research and development, regulatory approvals, and the marketing of our explosives detection products.  Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the hiring of additional personnel, and acquiring capital equipment.

As of September 28, 2009 our obligation to DMRJ under the senior secured promissory note, as amended, the second senior secured promissory note and under the credit facility approximated $4,600,000, $1,000,000 and $1,833,000, respectively.

There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ.  If we are successful, however, then, based on the current sales, expense and cash flow projections, and the proceeds from certain expected sales of assets, management believes it has plans in place to fund operations for the next 12 months.  Because there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in executing these plans, management will continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.  Future expenditures for research and product development are discretionary and can be adjusted as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2009 we had an irrevocable standby letter of credit outstanding in the approximate amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for product which  shipped in the first quarter of fiscal 2009.  The letter of credit expires on July 31, 2010.

As of June 30, 2009, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 8.	Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the interim or annual consolidated financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that, as of June 30, 2009, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our  registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2009.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be incorporated by reference from our definitive proxy statement to be filed with the Commission on or before October 28, 2009.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, See Page 31.

(2)	Exhibits

Exhibit No.	Ref. No.	Description

2.1	1
Agreement and Plan of Merger and Reorganization, dated April 10, 2008, by and among Implant Sciences Corporation, IMX Acquisition Corp., Ion Metrics, Inc., all shareholders of Ion Metrics, Inc. and David J. Ferran, as Shareholder Representative.

2.2	2	Asset Purchase Agreement, dated June 27, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
2.3	2	Xenation License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
2.4	2	Ytterbium License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
2.5	3	Asset Purchase Agreement, dated July 18, 2008, between Implant Sciences Corporation and Best Medical International, Inc.
2.6	4	Asset Purchase Agreement, dated November 14, 2008, by and among Core Systems Incorporated, C Acquisition Corp. and Implant Sciences Corporation.
2.7	5	Amendment dated November 24, 2008, to Asset Purchase Agreement dated November 14, 2008, by and among Implant Sciences Corporation, C Acquisition Corp. and Core Systems Incorporated.
2.8	5	Promissory Note, dated November 24, 2008, in the principal amount of $1,625,000, executed by Core Systems Incorporated and delivered to C Acquisition Corp.
2.9	5	Security Agreement, dated November 24, 2008, between Core Systems Incorporated and C Acquisition Corp.
3.1		Restated Articles of Organization, as amended, of Implant Sciences Corporation.
3.2	6	Amended and Restated By-Law, as amended, of Implant Sciences Corporation.
4.1	7	Specimen certificate for the Common Stock of Implant Sciences Corporation.
10.1	8	1992 Stock Option Plan.
10.2	8	Form of Stock Option Agreement under the 1992 Stock Option Plan.
10.3	8	1998 Incentive and Nonqualified Stock Option Plan.
10.4	7	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.
10.5	7	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.
10.6	7	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan.
10.7	9	2000 Incentive and Non-Qualified Stock Option Plan of Implant Sciences Corporation.
10.8	10	2004 Stock Option Plan of Implant Sciences Corporation.
10.9	11	2006 Employee Stock Purchase Plan of Implant Sciences Corporation.
10.10	12	Employment Agreement, dated June 30, 2004, between Implant Sciences Corporation and Anthony J. Armini.
10.11	13	Transition Agreement, dated as of September 27, 2007, between Implant Sciences Corporation and Dr. Anthony J. Armini.
10.12	14	Amendment, dated November 4, 2008, to the Transition Agreement dated as of September 27, 2007, between Implant Sciences Corporation and Dr. Anthony J. Armini.

10.13	15	Employment Agreement, dated as of September 27, 2007, by and between Implant Sciences Corporation and Phillip C. Thomas.
10.14	16	Employment Agreement, dated as of February 29, 2008, by and between Implant Sciences Corporation and Diane J. Ryan.
10.15	17	Employment Agreement, dated as of July 31, 2008, by and between Implant Sciences Corporation and Glenn D. Bolduc.
10.16	18	Employment Agreement, dated as of February 6, 2009, between Implant Sciences Corporation and Glenn D. Bolduc.
10.17	19	Lease, dated December 11, 2008, between Implant Sciences Corporation and Wakefield Investments, Inc.
10.18	20*	Development, Distribution and Manufacturing Agreement, dated March 23, 2005 by and between Implant Sciences Corporation and Rapiscan Systems, Inc.
10.19	21	Agreement, dated January 4, 2008, between the Implant Sciences Corporation, OSI Systems, Inc. and Rapiscan Systems, Inc.
10.20	22	Form of Securities Purchase Agreement, dated as of June 17, 2004, among Implant Sciences and certain investors.
10.21	22	Form of Common Stock Purchase Warrant, dated June 17, 2004, issued by Implant Sciences Corporation to certain investors.
10.22	22	Form of Additional Investment Right, dated June 17, 2004 among Implant Sciences Corporation and certain investors.
10.23	22	Form of Registration Rights Agreement, dated June 17, 2004 among Implant Sciences Corporation and certain investors.
10.24	23	Form of Securities Purchase Agreement, dated March 3, 2005, by and between Implant Sciences Corporation and certain investors.
10.25	24	Form of Common Stock Purchase Warrant, issued by Implant Sciences Corporation to certain investors.
10.26	24	Form of Common Stock Purchase Warrant, dated March 4, 2005, issued by Implant Sciences Corporation to PacificWave Partners Limited.
10.27	24	Form of Additional Investment Right, dated March 4, 2005, among Implant Sciences Corporation and certain investors.
10.28	24	Form of Registration Rights Agreement, dated March 4, 2005, among Implant Sciences Corporation and certain investors.
10.29	25	Amended and Restated Loan and Security Agreement, dated January 3, 2007, among Implant Sciences Corporation, Accurel Systems International Corporation, C Acquisition Corp. and Bridge Bank, N.A.
10.30	25	Intellectual Property Security Agreement, dated January 3, 2007, between Implant Sciences Corporation and Bridge Bank, N.A.
10.31	25	Intellectual Property Security Agreement dated January 3, 2007, between C Acquisition Corp. and Bridge Bank, N.A.
10.32	25	Intellectual Property Security Agreement dated January 3, 2007, between Accurel Systems International Corporation and Bridge Bank, N.A.
10.33	25	Common Stock Purchase Warrant, dated January 3, 2007, issued by Implant Sciences Corporation to Bridge Bank, N.A.
10.34	26	Form of Securities Purchase Agreement, dated as of July 6, 2005, by and between Implant Sciences Corporation and Laurus Master Fund, Ltd.
10.35	26	Form of Secured Term Note, dated as of July 6, 2005, in the principal amount of $3,000,000, executed by Implant Sciences Corporation and delivered to Laurus Master Fund, Ltd.
10.36	26	Form of Subsidiary Guaranty, dated as of July 6, 2005, among C Acquisition Corp., Accurel Systems International Corporation and Laurus Master Fund, Ltd.
10.37	26	Form of Common Stock Purchase Warrant, dated July 6, 2005, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.

10.38	26	Form of Funds Escrow Agreement, dated July 6, 2005, by and among Implant Sciences Corporation, Laurus Master Fund, Ltd. and Loeb & Loeb LLP, as escrow agent.
10.39	26	Form of Master Security Agreement, dated July 6, 2005, by and among, Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and Laurus Master Fund, Ltd.
10.40	27	Securities Purchase Agreement, dated as of September 30, 2005, by and between Implant Sciences Corporation and Laurus Master Fund, Ltd.
10.41	27	Registration Rights Agreement, dated as of September 30, 2005, by and between Implant Sciences Corporation and Laurus Master Fund, Ltd.
10.42	27	Subsidiary Guaranty, dated as of September 30, 2005, by C Acquisition Corp. and Accurel Systems International Corporation, in favor of Laurus Master Fund, Ltd.
10.43	27	Common Stock Purchase Warrant, dated September 30, 2005, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.44	27	Funds Escrow Agreement, dated as of September 30, 2005, by and among Implant Sciences Corporation, Laurus Master Fund, Ltd. and Loeb & Loeb LLP, as escrow agent.
10.45	27	Master Security Agreement, dated as of September 30, 2005, by and among, Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and Laurus Master Fund, Ltd.
10.46	27	Stock Pledge Agreement, dated as of September 30, 2005, by and between Implant Sciences Corporation and Laurus Master Fund, Ltd.
10.47	28	Form of Amendment, dated May 31, 2006, to Securities Purchase Agreement dated September 30, 2005, by and between Implant Sciences Corporation and Laurus Master Fund.
10.48	28	Form of Common Stock Purchase Warrant, dated May 31, 2006, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.49	25	Securities Purchase Agreement, dated December 29, 2006, between Implant Sciences Corporation and Laurus Master Fund, Ltd.
10.50	25	Secured Term Note, dated as of December 29, 2006, in the principal amount of $1,500,000, executed by Implant Sciences Corporation and delivered to Laurus Master Fund, Ltd.
10.51	25	Subsidiary Guaranty, dated as of December 29, 2006, by C Acquisition Corp. and Accurel Systems International Corporation, in favor of Laurus Master Fund, Ltd.
10.52	25	Common Stock Purchase Warrant, dated December 29, 2006, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.53	25	Master Security Agreement, dated as of December 29, 2006, by and among, Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and Laurus Master Fund, Ltd.
10.54	29
Omnibus Amendment, dated as of September 30, 2008, among Implant Sciences Corporation and LV Administrative Services, Inc. as administrative and collateral agent for each of Laurus Master Fund, Ltd. and Valens Offshore SPV I, Ltd., to (i) the Securities Purchase Agreement, dated as of September 29, 2005, by and between Implant Sciences Corporation and Laurus Master Fund, Ltd. and (ii) certain the other related agreements referred to in such securities purchase agreement.

10.55	14
Omnibus Amendment, dated as of October 31, 2008, among Implant Sciences Corporation and LV Administrative Services, Inc., as administrative and collateral agent for each of Laurus Master Fund, Ltd. and Valens Offshore SPV I, Ltd., to (i) that certain Securities Purchase Agreement, dated as of September 29, 2005, by and between Implant Sciences Corporation and Laurus Master Fund, Ltd. and (ii) certain the other related agreements referred to in such securities purchase agreement.

10.56	30	Common Stock Purchase Warrant, dated October 7, 2002, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.57	31	Common Stock Purchase Warrant, dated August 28, 2003, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.58	32	Common Stock Purchase Warrant, dated November 25, 2003, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.

10.59	33	Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.
10.60	33	Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC
10.61	33	Warrant to Purchase Shares of Common Stock, dated December 10, 2008, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.62	33
Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.63	33
Patent Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.64	33
Guaranty, dated as of December 10, 2008, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

10.65	34	Letter Agreement, dated as of March 12, 2009, between Implant Sciences Corporation and DMRJ Group LLC.
10.66	34	Amended and Restated Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.67	34	Amended and Restated Warrant to Purchase Shares of Common Stock, dated March 12, 2009, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.68	35	First Amendment, dated July 1, 2009, to Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.
10.69	35	Senior Secured Promissory Note, dated July 1, 2009, in the principal amount of $1,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.70	36	Credit Amendment, dated September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and DMRJ Group LLC.
10.71	36	Promissory Note, dated September 4, 2009, in the maximum principal amount of $3,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.72	36
 Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured part

10.73	36
 Patent Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.74	36
Guaranty, dated as of September 4, 2009, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

21.1		Subsidiaries of Implant Sciences Corporation.
23.1		Consent of UHY LLP.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 10, 2008 and filed on April 16, 2008, and incorporated herein by reference.
2	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated June 27, 2008 and filed on July 9, 2008 and incorporated herein by reference.
3	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 18, 2008 and filed July 24, 2008, and incorporated herein by reference.
4	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated November 14, 2008 and filed November 19, 2008, and incorporated herein by reference.
5	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated November 24, 2008 and filed December 1, 2008, and incorporated herein by reference.
6	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 12, 2007 and filed December 18, 2007, and incorporated herein by reference.
7
Filed as an Exhibit to Amendment No. 1 to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on December 21, 1998, and incorporated herein by reference.

8	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on September 29, 1998, and incorporated herein by reference.
9	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on December 12, 2003, and incorporated herein by reference.
10	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on October 30, 2006, and incorporated herein by reference.
11	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on July 26, 2007, and incorporated herein by reference.
12	Filed as an Exhibit to Implant Sciences Corporation’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.
13	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 27, 2007 and filed on October 3, 2007, and incorporated herein by reference.
14	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated November 4, 2008 and filed on November 6, 2008, and incorporated herein by reference.
15	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 12, 2007 and filed on December 14, 2007, and incorporated herein by reference.
16	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 18, 2008 and filed on March 24, 2008, and incorporated herein by reference.
17	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 31, 2008 and filed on August 4, 2008, and incorporated herein by reference.
18	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated February 6, 2009 and filed on February 11, 2009, and incorporated herein by reference.
19	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 11, 2008 and filed on December 17, 2008, and incorporated herein by reference.
20	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K/A dated March 23, 2005 and filed on April 7, 2005, and incorporated herein by reference.
21	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated January 4, 2008 and file on January 10, 2008, and incorporated herein by reference.
22	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-3, filed on July 14, 2004, and incorporated herein by reference.
23	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K/A dated March 4, 2005 and filed on March 9, 2005, and incorporated herein by reference.
24	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 4, 2005 and filed on March 9, 2005, and incorporated herein by reference.

25	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 29, 2006 and filed on January 8, 2007, and incorporated herein by reference.
26	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 8, 2005 and filed on July 14, 2005, and incorporated herein by reference.
27	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 30, 2005 and filed on October 5, 2005, and incorporated herein by reference.
28	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated May 31, 2006 and filed on June 6, 2006, and incorporated herein by reference.
29	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated October 3, 2008 and filed on October 6, 2008, and incorporated herein by reference.
30	Filed as an Exhibit to Implant Sciences Corporation’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002, and incorporated herein by reference.
31	Filed as an Exhibit to Implant Sciences Corporation’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, and incorporated herein by reference.
32	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 10, 2003 and filed on December 12, 2003, and incorporated herein by reference.
33	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 10, 2008 and filed December 16, 2008, and incorporated herein by reference.
34	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 12, 2009 and filed March 18, 2009, and incorporated herein by reference.
35	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 1, 2009 and filed July 8, 2009, and incorporated herein by reference.
36	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 4, 2009 and filed September 11, 2009, and incorporated herein by reference.

*	Filed pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Implant Sciences Corporation as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over  financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Implant Sciences Corporation at June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plan regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP
Boston, Massachusetts
October 9, 2009

Implant Sciences Corporation
Consolidated Balance Sheets

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$-	$412,000
Restricted cash	664,000	514,000
Accounts receivable-trade, net of allowance of $65,000 and $9,000, respectively	201,000	667,000
Accounts receivable, unbilled	138,000	152,000
Note receivable	167,000	-
Inventories	561,000	725,000
Prepaid expenses and other current assets	518,000	369,000
Current assets held for sale	169,000	1,883,000
Total current assets	2,418,000	4,722,000
Property and equipment, net	276,000	443,000
Amortizable intangible assets, net	-	54,000
Note receivable	766,000	-
Other non-current assets	68,000	1,096,000
Goodwill	3,136,000	3,136,000
Non-current assets held for sale	-	2,645,000
Total assets	$6,664,000	$12,096,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Cash overdraft	$6,000	$-
Senior secured convertible note (liquidation value $4,600,000)	4,049,000	-
Current maturities of long-term debt and obligations under capital lease	27,000	417,000
Line of credit	-	477,000
Notes payable	100,000	181,000
Payable to Med-Tec	56,000	80,000
Payable to Ion Metrics shareholders	-	2,514,000
Accrued expenses	1,968,000	2,062,000
Accounts payable	4,337,000	2,439,000
Current portion of long-term lease liability	334,000	317,000
Deferred revenue	428,000	66,000
Current liabilities held for sale	107,000	1,079,000
Total current liabilities	11,412,000	9,632,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	86,000	113,000
Long-term lease liability	84,000	446,000
Long-term liabilities held for sale	-	1,000
Total long-term liabilities	170,000	560,000
Total liabilities	11,582,000	10,192,000

Commitments and contingencies (Note 9)

Series D Cumulative Convertible Preferred Stock, $10 stated value; 500,000 shares
authorized, 0 and 242,424 shares outstanding, respectively (liquidation value $2,424,000)	-	2,269,000
Series E Convertible Preferred Stock, $5 stated value; 1,000,000 shares
authorized, 1,000,000 shares outstanding (liquidation value $5,000,000)	5,000,000	-

Stockholders' (deficit) equity:
Common stock; $0.10 par value; 50,000,000 shares authorized; 15,434,740 and 15,424,195 at June 30, 2009 and 12,114,553 and 12,104,008 at June 30, 2008 shares issued and outstanding, respectively	1,543,000	1,211,000
Additional paid-in capital	61,290,000	58,317,000
Accumulated deficit	(72,678,000)	(59,720,000)
Deferred compensation	-	(2,000)
Accumulated other comprehensive loss	-	(98,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' (deficit) equity	(9,918,000)	(365,000)
Total liabilities and stockholders' (deficit) equity	$6,664,000	$12,096,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Operations

	For The Years Ended June 30,
	2009	2008
Revenues:
Security products	$7,186,000	$4,554,000
Government contracts and services	1,551,000	598,000
	8,737,000	5,152,000
Cost of revenues	4,656,000	3,577,000

Gross margin	4,081,000	1,575,000

Operating expenses:
Research and development	3,306,000	3,097,000
Selling, general and administrative	7,554,000	6,414,000
Litigation settlement	5,700,000	-
	16,560,000	9,511,000
Loss from operations	(12,479,000)	(7,936,000)
Other income (expense), net:
Interest income	55,000	204,000
Interest expense	(1,505,000)	(88,000)
Change in fair value of embedded derivatives related to preferred stock features	-	133,000
Loss on sale of investments	-	(51,000)
Gain on transfer of investment	468,000	-
Realized losses in unconsolidated subsidiary	(98,000)	-
Total other income (expense), net	(1,080,000)	198,000
Loss from continuing operations before income tax benefit	(13,559,000)	(7,738,000)
Income tax benefit	-	24,000
Loss from continuing operations	(13,559,000)	(7,714,000)
Preferred distribution, dividends and accretion	(207,000)	(1,058,000)
Loss from continuing operations applicable to common shareholders	(13,766,000)	(8,772,000)
Income (loss) from discontinued operations before sale of discontinued operations	786,000	(3,021,000)
Gain on sale of Core Systems	22,000	-
Net income (loss) from discontinued operations	808,000	(3,021,000)
Net loss applicable to common shareholders	$(12,958,000)	$(11,793,000)
Net loss	$(12,751,000)	$(10,735,000)

Loss per share from continuing operations, basic and diluted	$(0.96)	$(0.65)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.97)	$(0.73)
Loss per share from discontinued operations, basic and diluted	$0.06	$(0.25)
Net loss per share applicable to common shareholders, basic and diluted	$(0.91)	$(0.99)
Net loss per share	$(0.90)	$(0.90)
Weighted average shares used in computing net loss per common share, basic and diluted	14,193,246	11,935,515

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended June 30, 2008 and 2009

	Common Stock						Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Amount	Total Stockholders' Equity (Deficit)	Comprehensive (Loss)
Balance at June 30, 2007	11,835,661	$1,183,000	$57,358,000	$(47,927,000)	$(30,000)	$(65,000)	10,545	$(73,000)	$10,446,000	$-
Issuance of common stock in connection with employee stock purchase plan	57,163	6,000	47,000						53,000
Issuance of common stock in connection with settlement of Rapiscan litigation	221,729	22,000	178,000						200,000
Fair value of warrants issued to consultants			15,000						15,000
Fair value of warrants issued in connection with Bridge Bank loans			29,000						29,000
Amortization of deferred compensation			(7,000)		28,000				21,000
Share-based compensation			697,000						697,000
Series D accretion and dividends				(1,058,000)					(1,058,000)
Unrealized loss on available for sale securities						(33,000)			(33,000)	(33,000)
Net loss				(10,735,000)					(10,735,000)	(10,735,000)
Balance at June 30, 2008	12,114,553	$1,211,000	$58,317,000	$(59,720,000)	$(2,000)	$(98,000)	10,545	$(73,000)	$(365,000)	$(10,768,000)

Issuance of common stock in connection with employee stock purchase plan	31,147	3,000	20,000						23,000
Issuance of common stock in connection with exercise of stock options	59,505	6,000	6,000						12,000
Issuance of common stock in connection with Ion Metrics, Inc. acquisition	2,000,000	200,000	2,264,000						2,464,000
Issuance of common stock to consultants	300,000	30,000	40,000						70,000
Issuance of common stock in payment of Preferred Stock	929,535	93,000	175,000						268,000
Fair value of warrants issued to consultants			9,000						9,000
Fair value of warrants issued in connection with Senior Secured Convertible Promissory Note			160,000						160,000
Amortization of deferred compensation			(24,000)		2,000				(22,000)
Share-based compensation			323,000						323,000
Series D accretion and dividends				(207,000)					(207,000)
Realized loss on available for sale securities						98,000			98,000	98,000
Net loss				(12,751,000)					(12,751,000)	(12,751,000)
Balance at June 30, 2009	15,434,740	$1,543,000	$61,290,000	$(72,678,000)	$-	$-	10,545	$(73,000)	$(9,918,000)	$(12,653,000)

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows

	For The Years Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(12,751,000)	$(10,735,000)
Less: Net income (loss) from discontinued operations	808,000	(3,021,000)
Loss from continuing operations	(13,559,000)	(7,714,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	263,000	284,000
Bad debt expense (recoveries)	56,000	(11,000)
Share-based compensation expense	315,000	582,000
Change in fair value of embedded derivatives	-	(133,000)
Loss on disposal of fixed assets	61,000
Non-cash interest expense	1,172,000	29,000
Realized losses in unconsolidated subsidiaries	98,000	-
Fair value of warrants issued to non-employees	(13,000)	36,000
Warrant accretion on debt	96,000	15,000
Loss on sale of investments	-	51,000
Gain on transfer of investment	(468,000)	-
Evans litigation settlement	5,700,000	-
Interest on note receivable	(6,000)	-
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	424,000	(290,000)
Inventories	164,000	(42,000)
Prepaid expenses and other current assets	(79,000)	354,000
Cash overdraft	6,000	-
Accounts payable	1,860,000	1,628,000
Accrued expenses	(92,000)	482,000
Deferred revenue	362,000	(5,000)
Lease liability	(345,000)	(273,000)
Net cash used in operating activities of continuing operations	(3,985,000)	(5,007,000)
Net cash used in operating activities of discontinued operations	(33,000)	(587,000)
Net cash used in operating activities	(4,018,000)	(5,594,000)
Cash flows from investing activities:
Purchases of property and equipment	(103,000)	(99,000)
Proceeds from release of escrow funds	300,000	-
Investments in certificates of deposit	75,000	(489,000)
Payments received on note receivable	699,000	-
Proceeds from the sale of Core Systems	1,080,000	-
Proceeds from the sale of assets of discontinued operations	1,559,000	-
Proceeds from the sale of investments	-	49,000
Acquisition of Ion Metrics, net of cash received	-	(231,000)
Increase in other non-current assets	27,000	(385,000)
Net cash provided by (used in) investing activities of continuing operations	3,637,000	(1,155,000)
Net cash used in investing activities of discontinued operations	(28,000)	(202,000)
Net cash provided by (used in) investing activities	3,609,000	(1,357,000)

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows

	For The Years Ended June 30,
	2009	2008
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise
of stock options and employee stock purchase plan	23,000	53,000
Dividends on Series D Cumulative Convertible Preferred Stock	(52,000)	(263,000)
Payments on Series D Cumulative Convertible Preferred Stock	(2,724,000)	(1,515,000)
Proceeds from the issuance of senior secured convertible debt, net	4,759,000	-
Principal payments on senior secured convertible debt	(1,000,000)	-
Proceeds from note payable with Company director	100,000	-
Principal repayments of long-term debt and capital lease obligations	(344,000)	(1,007,000)
Net borrowings (repayments) on line of credit	(764,000)	477,000
Net cash used in financing activities of continuing operations	(2,000)	(2,255,000)
Net cash used in discontinued operations	(1,000)	(3,000)
Net cash used in financing activities	(3,000)	(2,258,000)
Net change in cash and cash equivalents	(412,000)	(9,209,000)
Cash and cash equivalents at beginning of period	412,000	9,621,000
Cash and cash equivalents at end of period	$-	$412,000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$205,000	$94,000
Non-cash Investing and Financing Activity:
Capital equipment acquired under capital lease	$-	$2,000
Accretion of Series D Cumulative Convertible Preferred Stock dividends, derivatives and warrants	$155,000	$795,000
Original issue discount on senior secured promissory note	$616,000	$-
Conversion of term note to line of credit	$287,000	$-
Warrants issued to Bridge Bank	$-	$29,000
Warrants issued to DMRJ Group, LLC	$160,000	$-
Common stock issued in settlement of Rapiscan litigation	$-	$200,000
Common stock issued Ion Metrics, Inc. acquisition	$2,464,000	$-
Common stock issued in redemption of Series D Cumulative Convertible Preferred Stock	$268,000	$-
Common stock issued to consultants	$70,000	$-
Cash-less stock option exercise	$12,000	$-

On April 10, 2008 the Company acquired Ion Metrics, Inc.
Purchase price allocation to the fair value of the assets acquired at the date of acquisition:
Accounts receivable		$7,000
Other receivables		3,000
Prepaid expenses		11,000
Property, plant and equipment		83,000
Goodwill		3,136,000
Customer relationships		69,000
		$3,309,000

Purchase price:
Cash		$91,000
Direct costs		140,000
Payable to Ion Metrics Shareholders		2,514,000
Liabilities assumed		564,000
		$3,309,000

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

The Company’s fiscal year ends on June 30.  References herein to fiscal 2009 and fiscal 2008 refer to the fiscal years ended June 30, 2009 and 2008, respectively.

Acquisition of Ion Metrics

In April 2008, the Company acquired all of the capital stock of Ion Metrics, Inc.  Ion Metrics is in the business of producing low-cost mass sensor systems for the detection and analysis of chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets. The transaction was structured as a reorganization of Ion Metrics with and into a newly formed, wholly-owned subsidiary of the Company.  The total purchase price, including $564,000 of assumed liabilities, was approximately $3,309,000.  As part of the transaction, the Company issued to the former stockholders of Ion Metrics consideration consisting of 2,000,000 shares of the Company’s common stock, par value $0.10 per share. The integration of the Ion Metrics technologies into the Company’s Quantum SnifferTM product line is expected to provide opportunities to introduce smaller, lower-cost, and higher performance security solutions.  Please refer to Note 19 for further information relative to the acquisition of Ion Metrics.

Sale of Accurel

In May 2007, the Company sold substantially all of the assets of our Accurel Systems subsidiary to Evans Analytical Group, LLC for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  In February 2008, Evans filed suit in the Superior Court of the State of California, Santa Clara County, requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  On March 27, 2009, the Company announced the settlement of this litigation and the mutual release by the Company and Evans of all claims related to the sale of Accurel.  In settling this litigation, the Company agreed to pay Evans damages in the amount of approximately $5,700,000 by (i) agreeing to release to Evans approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and (ii) agreeing to issue to Evans 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.  On April 8, 2009, $700,000 of the funds held in escrow, together with accrued interest, was released to Evans and $300,000, the balance of the escrow amount, was released to the Company.

Sale of Core

On November 14, 2008, the Company and its wholly owned semiconductor subsidiary C Acquisition Corp., which had operated under the name Core Systems (the “Subsidiary”), entered into a definitive agreement, with Core Systems Incorporated, an entity newly formed by the Subsidiary’s general manager and certain other investors (the “Buyer”), to sell substantially all the Subsidiary’s assets for a purchase price of $3,000,000 plus the assumption of certain liabilities.  The Buyer made a cash down payment of $250,000 prior to the execution of the definitive agreement.  On November 24, 2008, the parties amended the agreement and completed the asset sale.  On that date, the Buyer made a cash payment of $1,125,000 and issued a promissory note in the amount of $1,625,000.  The promissory note required the Buyer to pay the Subsidiary $125,000 on or before November 28, 2008, an additional $500,000 on or before December 24, 2008, and the remaining principal balance, together with accrued interest, in equal monthly installments over a period of 60 months commencing on February 1, 2009.  The Buyer and the Subsidiary also executed a security agreement, pursuant to which the Buyer granted the Subsidiary a security interest in all of the Buyer’s assets to secure its obligations under the promissory note.  The Buyer paid $250,000 of the amount due in December, paid the remaining $250,000 balance due on the December payment on March 20, 2009 and has timely paid all monthly installments due on the note.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Medical Reporting Unit

In June 2007, the Company sold certain of the assets related to its brachytherapy products and divested the prostate seed and medical software businesses.  In March 2008, the Company informed its medical coatings customers of its intention to discontinue coating operations by the end of the 2008 calendar year.  During fiscal 2009, under three separate asset purchase agreements, the Company sold certain assets of its medical coatings business, with gross proceeds aggregating approximately $1,591,000.  The Medical Reporting Unit is reported as discontinued operations in the accompanying financial statements.

CorNova

The Company had partnered with CorNova, Inc., a privately-held, development stage company focused on the development of a next-generation drug-eluting stent, and was issued 1,500,000 shares of CorNova’s common stock representing a 15% ownership interest.  On December 10, 2008, the Company transferred its CorNova shares in connection with the issuance of the senior secured convertible promissory note (See Note 14).

Risks and Uncertainties

Despite the Company’s current sales, expense and cash flow projections and the cash available from its line of credit with DMRJ Group LLC (described below), the Company will require additional capital in the first quarter of fiscal 2010 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

In addition, while the Company strives to bring new products to market, it is subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) its dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) its ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) its ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products.  For the year ended June 30, 2009, the Company reported a net loss applicable to common shareholders of $12,958,000, a loss from continuing operations of $13,559,000 and used $3,985,000 in cash from operations.  As of June 30, 2009, the Company had an accumulated deficit of approximately $72,678,000 and a working capital deficit of $8,994,000.  Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations.  Failure of the Company to achieve its projections may require the Company to seek additional financing or discontinue operations.

Based on current sales, expense and cash flow projections, the cash available from the Company’s line of credit, the sale certain other assets, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of the Company’s handheld trace explosives detector product and the sale of other assets.  To further sustain the Company, improve its cash position, and enable it to grow while reducing debt, management plans to seek additional capital through private financing sources during the next twelve months.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control costs at the Company and actively seek needed capital through sales of its products, equity infusions, government grants and awards, strategic alliances, and through its lending institutions.

The Company has suffered recurring losses from operations.  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations.

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

The Company has experienced a reduction in security revenue in the six month period ended June 30, 2009 as compared with the comparable prior year period, relating to a decline in unit sales of its trace explosives products, which was offset by an increase in government research and development contract work.  Security product sales

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tend to have a long sale cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, the Company has implemented a new sales tool to assist in this effort.  However, there can be no assurance that these efforts will increase revenue.  In addition, the Company expanded its research and development staff to support internal research and development programs including new product development.

The Company has a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. Management will continue to pursue these grants and contracts to support its research and development efforts primarily in the areas of trace explosives detection.

In June, August, October and November, the Company entered into a series of amendments, waivers and modifications to its credit agreements with Bridge Bank, N.A., pursuant to which, in exchange for the payment by the Company of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced the Company’s credit line to $1,500,000 from $5,000,000, and the bank extended the modified facility through December 10, 2008. On December 10, 2008, the Company used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 14) to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of June 30, 2009 and June 30, 2008, the Company’s obligation for borrowed funds under the credit facility amounted to $0 and $862,000, respectively.

On December 10, 2008, the Company entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of the Company’s common stock.  The note bears interest at 11.0% per annum and is collateralized by all of the Company’s assets.  The effective interest rate on the note is approximately 23.4%.  The Company prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, the Company transferred our entire interest in 1,500,000 share of the common stock of CorNova to DMRJ.  The note, which has been amended and restated, is convertible in whole or in part at the option of DMRJ into shares of the Company’s common stock at a conversion price of $0.26 per share.

The Company valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrants, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrants, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 98.4%, risk-free interest rate of 2.29%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, the Company made a principal payment of $1,000,000 on December 24, 2008.  The note requires the Company to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International, upon the release of such funds.  DMRJ waived the requirement that the Company make a principal repayment in an amount equal to the amount of the escrow funds released in connection with the Evans litigation settlement.

On March 12, 2009, the Company entered into a letter agreement with DMRJ pursuant to which the Company was granted access to $250,000 of previously restricted cash out of funds held in a blocked account.  The effect of the letter agreement made $250,000 available to the Company until the close of business on April 14, 2009.    In consideration of the letter agreement, on March 12, 2009, the Company issued an amended and restated senior secured convertible promissory note and amended and restated warrant to DMRJ to purchase shares of common stock, which replaced the note and warrant issued on December 10, 2008.  The terms of the amended and restated senior secured convertible promissory note and the amended and restated warrant are identical to the terms of the original note and warrant, except that the amended instruments reduced the initial conversion price of the original note from $0.26 to $0.18 and reduced the initial exercise price of the original warrant from $0.26 to $0.18.

The remaining principal balance of the amended and restated note, together with outstanding interest, is due and payable on December 10, 2009.  As June 30, 2009, the outstanding balance on the note was $4,049,000, liquidation balance was $4,600,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if the Company is the survivor of such consolidation or merger; against the sale, assignment, transfer or lease of the Company’s assets, other than in the ordinary course of business excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that the Company has authorized or reserved for the purpose of issuance, 150% of the aggregate number of share of the Company’s common stock to provide for the issuance of the warrant shares; maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and that the Company maintain a current ratio, defined as current assets minus current liabilities, of no less than 0.60 to 1.00.  As of June 30, 2009, the Company’s current ratio was 0.21 to 1.00, the Company’s aggregate dollar amount of all accounts payable exceeded 100 days past due and the minimum cash balance required to be maintained in the blocked account was less than the required minimum of at least $500,000.  As such, the Company was not in compliance with the required current ratio and accounts payable financial covenants has requested a waiver for these events of noncompliance.  On July 16, 2009, DMRJ waived the March 31, 2009 events of noncompliance and waived any non-compliance with the relevant financial covenants until but not including September 4, 2009.  If the Company is unable to comply with the financial covenants to DMRJ in the future and is unable to obtain a waiver of any such noncompliance, DMRJ may declare the entire unpaid principal balance, together with all interest accrued thereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on the Company’s liquidity and financial condition and could force the Company to curtail or discontinue all of its operations.

On July 1, 2009, the Company entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which the Company issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000 and 871,763 shares of the Company’s Series F Convertible Preferred Stock.

The note bears interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, will be due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by the Company of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, at its option, DMRJ may require the Company to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving the Company; (ii) the sale or transfer of more than 50% of the Company’s assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by the Company, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to the Company of more than $500,000; provided, however, that DMRJ may not require the Company to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. The Company may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

The amendment to the loan agreement provides that, in the event the Company has not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that the Company satisfied such requirements, an additional $2,000,000 by August 21, 2009, the Company will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at the Company’s expense of a third party investment banker acceptable to DMRJ in its sole discretion.

The 871,763 shares of Series F Preferred Stock issued to DMRJ are convertible at the option of DMRJ into 15% of the Company’s common stock, calculated on a fully diluted basis. If the Company does not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, the we will be required to issue to DMRJ 774,900 additional shares of Series F Preferred Stock, such that all of the Series F Preferred Stock then held by DMRJ will be convertible into 25% of the Company’s common stock, calculated on a fully diluted basis.  DMRJ has extended the August 31, 2009 due date for the Company to obtain net proceeds of at least $3,000,000 to October 1, 2009.  In addition, for so long as the note or the amended and restated senior secured convertible promissory note issued to DMRJ as of December 10, 2008 remain outstanding, the Company may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such securities would increase the number of shares of the Company’s common stock, calculated on a fully diluted basis, unless the Company simultaneously issues to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which the Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of the Company on a fully diluted basis after such issuance as immediately prior thereto.

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to “full ratchet” antidilution protection in the event that the Company issue additional shares of common stock (or securities convertible into or exercisable for additional shares of Common Stock) at a price below $.08 per share.  "Full ratchet" antidilution protection completely protects an investor's investment from subsequent price erosion until the occurrence of a liquidity event. The anti-dilution protection will not apply, however, to issuances of stock and options to the Company’s employees, directors, consultants and advisors pursuant to any equity compensation plan approved by the Company’s stockholders.

The Series F Preferred Stock is entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on the Company’s common stock. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series F Preferred Stock will be entitled to be paid an amount equal to $.08 per share of Series F Preferred Stock, plus any declared but unpaid dividends, prior to the payment of any amounts to the holders of our Series E Convertible Preferred Stock or common stock by reason of their ownership of such stock.

The holders of the Series F Preferred Stock have no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the Series F Preferred Stock, the Company may not (i) amend, alter or repeal any provision of its Restated Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series F Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of the Company’s equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.
On August 5, 2009, the Company entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which the Company issued DMRJ a senior secured promissory note in the principal amount of $700,000.  The note bears interest at the rate of 25% per annum. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was due and payable on  August 17, 2009.  The outstanding principal balance and interest due under this bridge note was paid on September 4, 2009.

On September 4, 2009, the Company entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided the Company with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, the Company issued a promissory note to DMRJ evidencing our obligations under the credit facility. Each of the Company’s subsidiaries guaranteed the Company’s obligations under the credit facility and the obligations of the Company and our subsidiaries are secured by grants of first priority security interests in all of our respective assets. In addition, the Company agreed to cause all of the Company’s receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of the Company’s obligations to DMRJ under the note. Until the note and all of the Company’s obligations thereunder have been paid and satisfied in full, the Company will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

The note bears interest at the rate of 25% per annum. Interest under the note will be due on the first day of each calendar month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, will be due and payable on December 10, 2009. The Company may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ. Subject to applicable cure periods, amounts due under the note are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the note; (ii) any failure to observe or perform any other condition, covenant or agreement contained in the note or certain conditions, covenants or agreements contained in the credit

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement; (iii) certain suspensions of the listing or trading of our common stock; (iv) a determination that any misrepresentation made by the Company to DMRJ in the credit agreement or in any of the agreements delivered to DMRJ in connection with the credit agreement were false or incorrect in any material respect when made; (v) certain defaults under agreements related to any of the Company’s other indebtedness; (vi) the institution of certain bankruptcy and insolvency proceedings by or against the Company; (vii) the entry of certain monetary judgments against the Company that are not dismissed or discharged within a period of 20 days; (viii) certain cessations of the Company’s business in the ordinary course; (ix) the seizure of any material portion of the Company’s assets by any governmental authority; and (x) indictment of the Company for any criminal activity.

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, the Company agreed to pay DMRJ an additional amount equal to 50% of the Company’s aggregate net profits generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.

Upon the closing of the credit facility, the Company requested and was granted an initial advance of approximately $1,633,000, of which the Company used approximately $715,000 to repay all of our outstanding indebtedness to DMRJ pursuant to a bridge note issued to DMRJ on August 5, 2009, and approximately $548,000 to retire certain obligations owed to other parties. The Company intends to use the balance of the initial advance, and to use the remainder of the facility, for working capital and ordinary course general corporate purposes.

The Company’s ability to comply with our debt covenants in the future depends on the Company’s ability to generate sufficient sales and to control expenses, and will require the Company to seek additional capital through private financing sources.  There can be no assurances that the Company will achieve its forecasted financial results or that the Company will be able to raise additional capital to operate its business.  Any such failure would have a material adverse impact on the Company’s liquidity and financial condition and could force the Company to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, the Company could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

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

We will require substantial funds for further research and development, regulatory approvals, and the marketing of our explosives detection products.  Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the hiring of additional personnel, and acquiring capital equipment.

As of September 30, 2009, the Company’s obligation to DMRJ under the senior secured promissory note, as amended, the second senior secured promissory note and under the credit facility approximated $4,600,000, $1,000,000 and $1,833,000, respectively.

Under its agreements with Laurus Master Fund, Ltd. and its affiliates, the Company had been required to redeem its Series D Cumulative Redeemable Convertible Preferred Stock on a monthly basis, with the final redemption payment to be made in September 2008.  The Company received a waiver of the monthly redemption payments for the period December 2006 through August 2007 and, in September 2007, the Company resumed making monthly redemptions.  In September, 2008, Laurus agreed to extend the final redemption date to October 24, 2008 in exchange for a redemption payment of $250,000, including $22,000 of accrued dividends.  The Company did not meet its redemption obligation on October 24, 2008 and, on November 4, 2008, Laurus and the Company again amended their agreements, effective as of October 31, 2008, to provide that the amount necessary to redeem in full the Series D Preferred Stock would be approximately $2,461,000, together with accrued and unpaid dividends.  Under these amendments, the Company agreed to make monthly redemption payments through a new final redemption date of April 10, 2009.  The Company redeemed $268,000 of the $518,000 of Series D Preferred Stock

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required to be redeemed as of the October 31, 2008 redemption date by agreeing to issue 929,535 shares of its common stock, and redeemed the balance with a cash payment of $250,000.  On December 10, 2008, the Company used approximately $1,161,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 14) to redeem in full all of its outstanding Series D Preferred Stock.  In May 2009, the Company issued 929,535 shares of its common stock to an affiliate of Laurus completing the redemption of the Preferred Series D.  As of June 30, 2009 and June 30, 2008, the Company’s obligation to redeem the Series D Preferred Stock amounted to $0 and $2,424,000, respectively.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company reflecting its operations in Massachusetts and California.

As a result of the November 24, 2008 sale of Core, the assets and liabilities of Core are presented in the accompanying consolidated balance sheet as assets and liabilities held for sale as of June 30, 2009 and 2008 and the operating results of Core are presented in the accompanying consolidated statements of operations as discontinued operations for the year ended June 30, 2009 and 2008.

As a result of the Company’s decision to dispose of the medical business unit, the assets and liabilities of the medical business unit are presented in the accompanying consolidated balance sheet as assets and liabilities held for sale as of June 30, 2009 and 2008 and the operating results of the medical business unit are presented in the accompanying consolidated statements of operations as discontinued operations for the year ended June 30, 2009 and 2008.

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

Use of Accounting Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation, warranty reserves, accounting for embedded derivatives, and impairment of goodwill, intangibles and long-lived assets.  Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters.  Consequently, actual results could differ from such estimates.

Reclassifications

Certain reclassifications were made to the fiscal year 2008 financial statements to conform to the fiscal year 2009 presentation.

Cash and Cash Equivalents

The Company considers any securities with original maturities of 90 days or less at the time of investment to be cash equivalents.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities.  At June 30, 2007, these securities consisted of common stock in CardioTech International, Inc., a related party which was recorded at fair market value with any unrealized gains and losses reported as a separate component of equity in other accumulated comprehensive income (loss).  During the fourth quarter of fiscal 2008, the Company received net proceeds of $49,000 from the sale of the Cardio Tech common stock, and realized a $51,000 loss on the sale.

Comprehensive Loss

At June 30, 2008, the Company had accumulated other comprehensive losses resulting from the recognition of the unrealized loss of the Company’s share of CardioTech stock owned by CorNova, Inc., which is recorded as a separate component of equity in other accumulated comprehensive loss.  On December 10, 2008, the Company transferred its entire interest in 1,500,000 shares of the common stock of CorNova to DMRJ Group LLC in lieu of commitment fees, closing fees and other transaction related fees in connection with the issuance by the Company of the senior secured convertible promissory note (See Note 14).  As a result, $98,000 representing unrealized losses of the Company’s share of CardioTech stock owned by CorNova which had been recorded as a separate component of equity in other accumulated comprehensive loss were realized and recorded to other expense in the statement of operations in the year ended June 30, 2009.

Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements,” on July 1, 2008.  SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 inputs to the valuation methodology are based on quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 inputs to the valuation methodology are based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 inputs to the valuation methodology are based on unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments at June 30, 2009 and 2008 include cash equivalents, restricted cash, accounts receivable, note receivable, accounts payable and senior secured convertible promissory note. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments (Level 1).  The fair value of debt, as included in Note 14, is based on the Company's calculations (Level 3).

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Work-in-process and finished goods includes labor and overhead, and are stated at the lower of cost (first in, first out) or market.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Patent Costs

As of June 30, 2009, there were eight active patents issued.  The Company expenses patent costs as incurred.

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

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if an impairment exists, management continually compares the reporting unit’s carrying value to the reporting unit's fair value.  The Company recognizes an impairment of a long-lived asset if the carrying value of the long-lived asset is not recoverable from its estimated future cash flows.  We measure an impairment loss as the difference between the carrying amount of the asset and its estimated fair value.  At June 30, 2009, the Company had goodwill of $3,136,000 which was allocated to the security products segment.  At June 30, 2008, the Company had goodwill of $1,195,000, which was allocated to the semiconductor segment.  Goodwill related to the semiconductor product segment is included in Non-current Assets Held for Sale at June 30, 2008.  Determining the segment’s fair value requires that management make estimates based on market conditions and operational performance.  Absent an event that indicates a specific impairment exists, management had selected August 31st as the date of performing the annual goodwill impairment test.  In the fourth quarter of 2009, the Company changed its annual impairment measurement date to June 30th. The change was made to better align the impairment test date with: (i) the Company’s fiscal year-end, (ii) the most recent financial information such that the results would better reflect the fiscal year being reported on, and (iii) the Company’s business planning and forecasting process. This change to the date of the Company’s annual goodwill impairment test constitutes a change in the method of applying an accounting principle, as discussed in paragraph 4 of SFAS No. 154 (as amended), “Accounting Changes and Error Corrections.” The Company believes that this change in accounting principle is preferable.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SFAS 154 requires the Company to report a change in accounting principle through retrospective application of the new accounting principle to all periods, unless it is impractical to do so. However, the change to the impairment measurement date had no impact on the Company’s prior period financial statements. Furthermore, there were no impairment charges that resulted from the June 30, 2009 impairment test, and no event indicating an impairment has occurred subsequent to June 30, 2009.

During the second quarter of fiscal 2008, the Company determined that the long-lived assets of its Semiconductor segment, including goodwill and intangibles, were impaired as carrying value of the long-lived assets of the reporting unit exceeded their estimated fair value.  The Company recorded an impairment  charge of $867,000 to reduce the carrying  amount of goodwill, $595,000 to reduce the carrying value of long-lived assets used in the semiconductor segment and $25,000 to reduce the carrying amount of intangible assets used in our semiconductor segment, which carrying value we deemed to be not recoverable from its undiscounted future cash  flows.  The impairment charge is included in results of discontinued operations.

As a result of the Company’s review of goodwill during the second and third quarters of the year ended June 30, 2008 and the resulting impairment that was determined and absent a subsequent event that indicates that a specific impairment exists, the Company determined the fair value of goodwill and intangible assets exceeded the carrying amount and, therefore, no additional goodwill impairment existed as of June 30, 2008.  The Company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending June 30, 2010.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables.

The Company grants credit to its customers, primarily large corporations, foreign governments and the U.S. government.  The Company performs periodic evaluations of customer’s payment history and generally does not require collateral.  Receivables are generally due within thirty days.  Credit losses have historically been minimal, which is consistent with management’s expectations.  Allowances are provided for estimated amounts of accounts receivable which may not be collected. The Company had an irrevocable standby letter of credit outstanding in the approximate amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for product shipped in the first quarter of fiscal 2009.  The letter of credit expires on July 31, 2010.  The Company has no other significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements.

The Company places its cash with financial institutions which it believes are of high credit quality.

During the year ended June 30, 2009, the Company had revenues from two customers representing 48% and 13% of the Company’s total revenues for the year.  During the year ended June 30, 2008, the Company had revenues from two customers representing 55% and 15% of total revenues.

At June 30, 2009, two customers accounted for approximately $237,000 of accounts receivable, or 82% of accounts receivable outstanding as of that date.  At June 30, 2008 two customers accounted for approximately $670,000 of accounts receivable, or 81% of accounts receivable outstanding as of that date.

Stock-Based Compensation

For the fiscal years ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense for options that vested of approximately $315,000 and $582,000, respectively. As of June 30, 2009, the Company has approximately $314,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 1.81 years.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In calculating the estimated fair value of our stock options the Company uses the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant price of the Company’s common stock, which is issuable upon exercise of the option;

•	the expected volatility of the Company’s common stock;

•	the expected dividends on the Company’s common stock; and

•	the risk free interest rate for the expected option term.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each option granted during fiscal years 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	Stock Option Plans		Stock Purchase Plan
	Years Ended June 30,		Years Ended June 30,
	2009	2008	2009	2008

Dividend yield	0.0%	0.0%	-	0.0%
Expected volatility	76% - 98%	55% - 103%	-	87% - 97%
Range of risk-free interest rate	1.13% - 3.30%	1.80% - 4.34%	-	3.34% - 4.95%
Expected life (years)	3.0 - 6.0 years	2.0 - 8.5 years	-	0.5 years
Forfeiture rate	10.0%	10.0%	-	0.0%

Stock Option Exercise Price and Grant Date Price of Common Stock.  The closing market price of the Company’s common stock on the date of grant.

Expected Term. The expected term of options granted is calculated using the Company’s historical option exercise transactions as outlined in SFAS 123(R) and reflects the period of time that options granted are expected to be outstanding.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of SFAS 123(R), the Company was also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested.  Due to the limited number of unvested options outstanding, the majority of which are held by executives and members of the Company’s Board of Directors, the Company has estimated a 10% forfeiture rate.  The Company will revisit this assumption periodically and as changes in the composition of our option pool dictate.

Changes in the inputs and assumptions as described above can materially affect the measure of estimated fair value of share-based compensation.  The Company anticipates the amount of stock-based compensation will increase in the future as additional options are granted.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement with the customer which states a fixed or determinable price and terms, delivery of the product has occurred or the service has been performed in accordance with the terms of the sale, and collectability of the related receivable is reasonably assured. The Company provides for estimated returns at the time of shipment based on historical data. Shipping costs charged to the customer are included in revenues and are not significant.

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

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At June 30, 2009 and 2008, unbilled accounts receivable represented approximately 38% and 19% of total accounts receivable.  Generally, there are no prerequisites necessary to invoice.

Research and Development Costs

All costs of research and development activities are expensed as incurred. The Company performs research and development for itself and under contracts with others, primarily the U.S. government. In addition, periodically, the Company may continue its research on such projects at its own expense. These costs are considered Company- funded research and development. Customer-funded research and development is considered cost of revenues.

The Company-funded and customer-reimbursed research and development costs were as follows:
	Years ended June 30,
	2009	2008
Company funded	$3,306,000	$3,097,000
Government funded	1,140,000	368,000
Total	$4,446,000	$3,465,000

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  Accordingly, the costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized.  The Company believes technological feasibility has been established at the time at which a working model of the software has been completed and costs eligible for capitalization have been immaterial.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed when incurred within selling, general and administrative expense.  Advertising costs were immaterial for the years ended June 30, 2009 and 2008.

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

The Company had the following potential dilutive securities outstanding on June 30, 2009: (i) options and warrants to purchase 3,532,788 and 3,264,217 shares, respectively, of the Company’s common stock at weighted average exercise prices of $0.32 and $3.02 per share, respectively and (ii) Series E Preferred Stock convertible into an aggregate of 1,000,000 shares of the Company’s common stock.  Such potential dilutive securities were not included in the calculation of diluted loss per share in 2009 because the inclusion thereof would be antidilutive.

The Company had the following potential dilutive securities outstanding on June 30, 2008: (i) options and warrants to purchase 2,646,538 and 2,369,627 shares, respectively, of the Company’s common stock at weighted average exercise prices of $3.07 and $5.01 per share, respectively and (ii) Series D Preferred Stock convertible into an aggregate of 584,096 shares of the Company’s common stock.  Such potential dilutive securities were not included in the calculation of diluted loss per share in 2008 because the inclusion thereof would be antidilutive.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company adopted SFAS No. 159 on July 1, 2008, the adoption of which did not have a material affect on the Company’s financial position and results of operations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement requires management to evaluate subsequent events through the date the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which such subsequent events have been evaluated. SFAS No. 165 is effective for financial statements issued for interim or annual reporting periods ending after June 15, 2009, and, therefore the Company adopted the provisions of SFAS No. 165 effective June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s financial position or results of operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired.  Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (1) accounting for acquired in-process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of SFAS No. 141(R) is prohibited.  The Company expects to adopt SFAS No. 141(R) on July 1, 2009.  The Company believes the adoption of SFAS No. 141(R) could have a material impact on how the Company will identify, negotiate, and value future acquisitions and a material impact on how an acquisition will affect the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which requires that an instrument’s contingent exercise provisions be analyzed first.  If this evaluation does not preclude consideration of an instrument as indexed to its own stock, the instrument’s settlement provisions are then analyzed.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with recognition of a cumulative effect of a change in accounting principle for all instruments existing at the effective date to the balance of retained earnings.  The Company is currently evaluating the potential impact, if any, that EITF 07-5 will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial statements.

3.	Restricted Cash

As of both June 30, 2009 and June 30, 2008, the Company had restricted cash of $664,000 and $514,000, respectively.  Restricted cash consisted of the following:
	June 30,
	2009	2008
Money market account	$439,000	$439,000
Certificates of deposit	-	75,000
Blocked account deposit	225,000	-
	$664,000	$514,000

The restricted cash of $439,000 held in a money market account collateralizes the Company’s performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for security product which shipped in the first quarter of fiscal 2009.  The restricted funds of $75,000 deposited in certificates of deposit, collateralized credit cards issued by the Company’s primary lender, which credit cards accounts were closed in fiscal 2009.  Pursuant to its agreements with DMRJ Group LLC (See Note 14), the Company is required to maintain a balance of at least $500,000 in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement.  On December 16, 2008, the Company deposited $500,000 into a bank account pursuant to the blocked account agreement.  On March 12, 2009, the Company and DMRJ entered into a letter agreement, pursuant to which DMRJ granted the Company

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

access to $250,000 out of the funds held in the blocked account for a period commencing on March 12, 2009 through, but not including, April 15, 2009 at which date the Company was required to maintain a minimum balance of not less that $500,000 in the blocked account.  On June 24, 2009, DMRJ consented to grant the Company access to an additional $25,000, which amount was repaid on July 8, 2009.  As of September 28, 2009, $250,000 was on deposit in the blocked account.

4.	Inventories

Inventories consist of the following:
	June 30,
	2009	2008
Raw materials	$162,000	$400,000
Work in progress	20,000	23,000
Finished goods	379,000	302,000
Total inventories	$561,000	$725,000

5.	Property, Plant and Equipment

Property and equipment consist of the following:

	June 30,
	2009	2008
Machinery and equipment	$221,000	$517,000
Computers and software	353,000	871,000
Furniture and fixtures	8,000	164,000
Leasehold improvements	72,000	369,000
Equipment under capital lease	61,000	93,000
	715,000	2,014,000
Less: accumulated depreciation and amortization	439,000	1,571,000
	$276,000	$443,000

Depreciation expense for the fiscal years ended June 30, 2009 and 2008 was approximately $209,000 and $269,000, respectively.  In conjunction with the relocation by the Company, in fiscal 2009, to its Wilmington, MA offices, the Company conducted a physical inventory of its property, plant and equipment, which resulted in the writedown of fully depreciated assets.

6.	Goodwill, Other Intangibles and Long-Lived Assets

At June 30, 2009 and 2008, the Company had goodwill of $3,136,000 and $4,331,000, respectively.  Goodwill related to the semiconductor product segment, which amounted to $1,195,000, is included in Non-current Assets Held for Sale at June 30, 2008. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance.  The Company may employ the work of independent appraisers in making its determination.  The Company makes its annual assessment as of June 30th of each year to determine if its goodwill is impaired or whenever events indicate that there may be an impairment.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets and/or asset groups shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable due to certain events or changes in circumstances.  The Company completed its annual assessment at June 30, 2009 and determined there was no impairment of goodwill, and no event indicating an impairment has occurred subsequent to June 30, 2009.

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

Changes in the carrying value of goodwill for the years ended June 30, 2009 and 2008 by reportable segment are as follows:

	Security	Semiconductor
	Products	Services

Balance as of June 30, 2007	$-	$2,062,000
Ion Metrics acquistion	3,136,000	-
Impairment	-	(867,000)
Balance as of June 30, 2008	3,136,000	1,195,000
Sale of Core Systems	-	(1,195,000)
Balance as of June 30, 2009	$3,136,000	$-

The Semiconductor Services goodwill is included in our balance sheet in current assets held for sale as of June 30, 2008.

The following table summarizes the Company’s intangible assets as of June 30, 2009 and 2008:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2008	Additions/ reductions	June 30, 2009	June 30, 2008	Additions/ reductions	June 30, 2009	June 30, 2009

Customer Relationship	$69,000	$-	$69,000	$15,000	$54,000	$69,000	$-

Amortization expense of intangible assets with finite lives was for the years ended June 30, 2009 and 2008 was approximately $54,000 and $15,000, respectively.

The following table summarizes the Company’s intangible assets of its discontinued operations which are included in Non-current Assets Held for Sale as of June 30, 2009 and 2008:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2008	Additions/ reductions	June 30, 2009	June 30, 2008	Additions/ reductions	June 30, 2009	June 30, 2009

Customer Relationship	$145,000	$(145,000)	$-	$126,000	$(126,000)	$-	$-
Technology	88,000	(88,000)	-	76,000	(76,000)	-	-
Total	$233,000	$(233,000)	$-	$202,000	$(202,000)	$-	$-

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Accrued Expenses

Accrued expenses consist of the following:
	June 30,
	2009	2008
Accrued compensation and benefits	$731,000	$807,000
Accrued taxes	479,000	289,000
Accrued legal and accounting	257,000	259,000
Accrued interest	9,000	46,000
Accrued warranty costs	196,000	104,000
Other accrued liabilities	296,000	557,000
	$1,968,000	$2,062,000

8.	Income Taxes

The Company adopted the provisions of Financial Interpretation (“FIN”) No.48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” on April 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of June 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  No interest and penalties have been recognized by the Company to date.

Tax years 2006 through 2009 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

Reconciliation between the Company’s effective tax rate and the United States statutory rate is as follows:

	For the Years Ended June 30,
	2009	2008
Expected federal tax rate	-34.0%	-34.0%
State income taxes, net of federal tax benefit	-4.2%	-5.3%
Non-deductible expenses	4.5%	2.9%
Credits and other, net	-0.9%	-0.6%
Changes in valuation allowance	34.6%	37.0%
Effective tax rate	0.0%	0.0%

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of June 30, 2009 and 2008 consisted of the following:

	June 30,
	2009	2008

Deferred Tax Assets:
Net operating loss and tax credit carryforwards	$15,964,000	$9,681,000
Accrued expenses deductible when paid	715,000	801,000
Stock-based compensation	214,000	214,000
Financial statement over tax amortization	38,000	45,000
Net deferred tax assets - discontinued operations	66,000	1,780,000
Deferred tax assets	16,997,000	12,521,000

Deferred Tax Liabilities:
Tax over financial statement depreciation	46,000	178,000
Investments in affiliates	-	(2,000)
Net deferred tax liabilities - discontinued operations	-	57,000
Deferred tax liabilities	46,000	233,000
	16,951,000	12,288,000
Valuation allowance	(16,951,000)	(12,288,000)
Net deferred tax asset	$-	$-

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

As of June 30, 2009, the Company has the following unused net operating loss and tax credit carry forwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

	Net Operating Losses	Investment, AMT & Research Credits	Expiration Dates
Federal	$36,360,000	$666,000	2022 to 2030
State	$41,533,000	$502,000	2010 to 2025

The Company’s net operating loss carry forwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

9.	Commitments and Contingencies

Capital and Operating Leases

The Company leases manufacturing, research and office space in Wilmington, MA, the lease of which expires on December 31, 2009.  Under the terms of the lease, the Company is responsible for its proportionate share of real estate taxes and operating expenses relating to this facility.  The Company leases a facility in Sunnyvale, CA, which lease expires in September 2010.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, the Company executed a sublease agreement for one of its California facilities.  As a result of the Ion Metrics acquisition, the company assumed the obligation of a lease for research and office space in San Diego, CA, which lease was renewed and expires on January 31, 2012.  Total rent expense, including assessments for maintenance and real estate taxes for the fiscal years ended June 30, 2009 and June 30, 2008, for both continuing and discontinued operations was $1,026,000 and $1,372,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the acquisition of Accurel, in March 2005, the Company recorded a lease liability of $829,000.  This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, had the lease been negotiated under current market conditions.  Subsequently, as a result of the sale of Accurel, the Company has recorded an additional liability of $487,000 representing that portion of the lease in excess of the sublease arrangement between Accurel Systems and Evans Analytical Group, LLC.  The balance of the lease liability on June 30, 2009 is $819,000 of which $735,000 is included in current liabilities.

In April 2009, Silicon Valley CA-I, LLC, the lessor of such property to Accurel, filed suit against Accurel and Evans in the Superior Court of the State of California, County of Santa Clara, alleging nonpayment of rent. On June 24, 2009, Accurel entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that are past due under the lease, plus monthly rents owing under the lease, less the payment that Evans is required to make under the terms of the settlement agreement.  Accurel is required to pay such amount on or before August 31, 2009.  On August 31, 2009, the lessor extended the payment due date to September 4, 2009.   On September 4, 2009, Accurel remitted the settlement payment.  In accordance with the release and settlement agreement, provided that Accurel and Evans have complied with the terms of the lease and payment in accordance with the agreement, the lessor has agreed to dismiss the suit on or before September 14, 2009 and Accurel will have no further obligations or liabilities to the lessor.

In April 2007, in conjunction with the Company’s plans to conduct research, development and minor manufacturing work in New Mexico, the Company executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which the Company elected in February 2008.  As a result of the early termination, the Company is responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of June 30, 2009, the balance due is approximately $27,000 and is included in current liabilities.

Future minimum rental payments required under capital and operating leases for both continuing and discontinued operations, with non-cancelable terms in excess of one year at June 30, 2009, together with the present value of net minimum lease payments, are as follows:

Year ending June 30:	Capital Lease Payments	Operating Lease Payments
2010	$44,000	$905,000
2011	35,000	282,000
2012	31,000	79,000
2013	31,000	-
2014 and thereafter	31,000	-
	172,000	$1,266,000
Less: amounts representing interest	(61,000)
Present value of future minimum lease payments	111,000
Less: current portion	(27,000)
Capital lease obligation, net of current portion	$84,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Agreements

The Company is obligated under two license agreements, assumed in connection with the acquisition of Ion Metrics, whereby the Company has been granted rights to use certain intellectual property for safety, security and drug applications, which the Company intends to incorporate into future security product offerings.  Future minimum royalty payments due under the license agreements are as follows:

Years ending June 30:
2010	$91,000
2011	178,000
2012	306,000
2013	455,000
2014 and thereafter	1,450,000
$2,480,000

10.	Financial Information by Segment

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Financial Information” defines operating segments as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker or decision making group, in determining how to allocate resources and in accessing performance.  The Company’s chief operating decision making group is composed of the chief executive officer and members of senior management.  Based on qualitative and quantitative criteria established by SFAS No. 131, the Company has determined that it operates within one reportable segment, which is the Security Products Segment.

During the fiscal year ended June 30, 2009, foreign sales represented 82% of total revenue with one customer from China representing 48% of the Company’s annual revenue.  For the fiscal year ended June 30, 2008, foreign sales represented 78% of total revenue with one customer from China representing 55% of the Company’s annual revenue.

11.	Research and Development Arrangements

The Company is the recipient of several grants under the U.S. Government’s Small Business Innovative Research (SBIR) Program.  The contracts with the Department of Defense and the Department of Homeland Security are both firm-fixed price and cost-plus type programs with contract terms varying from six to twenty-four months.  Revenues under such arrangements amounted to approximately $1,514,000 and $598,000 for the years ended June 30, 2009 and June 30, 2008, respectively.  Revenues recognized under these contracts are included in the security products segments.  Unbilled accounts receivable relating to such arrangements were approximately $107,000 and $120,000 at June 30, 2009 and June 30, 2008, respectively.

12.	Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” specifies the nature of information that is required to be disclosed in financial statements regarding related party transactions.  The former chairman of Ion Metrics, Inc., which was acquired by the Company on April 10, 2008, serves as a Managing Director of a merger and acquisition and management advisory firm that was engaged by the Company to market the Company’s wholly-owned subsidiary, Core Systems, and to assist with the Company’s efforts to acquire additional capital.  During the fiscal years ended June 30, 2009 and 2008, this advisory firm was paid $195,000 and $31,000, respectively.  As of June 30, 2009 and 2008, the Company’s obligation to the advisory firm was $0. In connection with the acquisition of Ion Metrics, the Company entered into a board observer rights agreement, effective as of April 10, 2008, providing for, among other things, the right of one representative of the former shareholders of Ion Metrics to attend meetings of the Company’s Board of Directors’ as an observer, which role has been represented by the former chairman of Ion Metrics.  On October 13, 2008, the Company and Ion Metrics’ former shareholders agreed to terminate the board observer rights agreement and agreed to terminate the related escrow agreement, as further described in Note 19. Further, the Company has entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman.

On June 4, 2009, Michael Turmelle, a member of the Board of Directors of the Company loaned $100,000 to the Company (see Note 13).

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Notes Payable

On June 4, 2009, Michael Turmelle, a member of the Board of Directors of the Company loaned $100,000 to the Company.  The loan bears interest at 10% and is unsecured.  The principal amount of the loan will be converted into preferred stock or any other equity securities upon the next equity financing that is completed by the Company.  The Company’s obligation under the note for borrowed funds amounted to $100,000 and $0 as of June 30, 2009 and 2008, respectively.

14.	Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, the Company entered into an asset purchase agreement with Med-Tec Iowa, Inc its former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under a prior distribution agreement.  The purchase price of $1,250,000 which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005 was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and is being amortized over its estimated useful life of 29 months.  The outstanding and past due principal balance as of June 30, 2009 and 2008 was approximately $56,000, and $80,000 respectively.

Revolving Credit Facility and Term Note

On June 1, 2005, the Company executed a revolving credit facility for $1,500,000 with Silicon Valley-based Bridge Bank, N.A.  On January 3, 2007, the revolving credit facility was increased from $1,500,000 to $5,000,000.  In June, August, October and November, the Company entered into a series of further amendments, waivers and modifications to its credit agreements with the bank, pursuant to which, in exchange for the payment by the Company of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced the Company’s credit line to $1,500,000 from $5,000,000, and the bank extended the modified facility through December 10, 2008.  On December 10, 2008, the Company used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note to DMRJ to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of June 30, 2009 and  2008, the Company’s obligation for borrowed funds under the credit facility amounted to $0 and $862,000, respectively.

Pursuant to the original loan agreement with Bridge Bank, the Company issued to the bank a seven-year warrant to purchase up to 18,939 shares of the Company’s common stock at a price equal to $2.64 per share.  The warrant was valued using the Black-Scholes model.  Pursuant to APB No 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the warrant was recorded at its relative fair value of $28,000 and accreted to the term note over the life of the note.  For the fiscal year ended June 30, 2009 and 2008, approximately $7,000 and $21,000, respectively, had been amortized.  Pursuant to an amendment to the loan agreement, the Company issued to the bank a seven-year warrant to purchase up to 43,860 additional shares of the Company’s common stock at a price equal to $1.14 per share.  The warrant was valued using the Black-Scholes model.  Pursuant to APB No 14, the warrant was recorded at its relative fair value of $29,000 and was charged to interest expense during the year ended June 30, 2008.

As of June 30, 2009 and 2008, the Company’s obligation for borrowed funds under revolving credit facility amounted to $0 and $477,000, respectively.  As of June 30, 2009 and 2008, the term note had a balance of $0 and $385,000, respectively.

Senior Secured Convertible Promissory Note and Revolving Credit Facility

On December 10, 2008, the Company entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of the Company’s common stock.  The note bears interest at 11.0% per annum and is collateralized by all of the Company’s assets.  The effective interest rate on the note is approximately 23.4%.  The Company prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, the Company transferred our entire interest in 1,500,000 share of the common stock of CorNova to DMRJ.  The note, which has been amended and restated, is convertible in whole or in part at the option of DMRJ into shares of the Company’s common stock at a conversion price of $0.26 per share.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrants, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ Group LLC.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrants, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 98.4%, risk-free interest rate of 2.29%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, the Company made a principal payment of $1,000,000 on December 24, 2008.  The note requires the Company to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International, upon the release of such funds.  DMRJ waived the requirement that the Company make a principal repayment in an amount equal to the amount of the escrow funds released in connection with the Evans litigation settlement.

On March 12, 2009, the Company entered into a letter agreement with DMRJ pursuant to which the Company was granted access to $250,000 of previously restricted cash out of funds held in a blocked account.  The effect of the letter agreement made $250,000 available to the Company until the close of business on April 14, 2009.    In consideration of the letter agreement, on March 12, 2009, the Company issued an amended and restated senior secured convertible promissory note and amended and restated warrant to DMRJ to purchase shares of common stock, which replaced the note and warrant issued on December 10, 2008.  The terms of the amended and restated senior secured convertible promissory note and the amended and restated warrant are identical to the terms of the original note and warrant, except that the amended instruments reduced the initial conversion price of the original note from $0.26 to $0.18 and reduced the initial exercise price of the original warrant from $0.26 to $0.18.

The remaining principal balance of the amended and restated note, together with outstanding interest, is due and payable on December 10, 2009.  As June 30, 2009, the outstanding balance on the note was $4,049,000 and the liquidation balance was $4,600,000.

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if the Company is the survivor of such consolidation or merger; against the sale, assignment, transfer or lease of the Company’s assets, other than in the ordinary course of business excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that the Company has authorized or reserved for the purpose of issuance, one 150% of the aggregate number of share of the Company’s common stock to provide for the issuance of the warrant shares; maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and that the Company maintain a current ratio, defined as current assets minus current liabilities, of no less than 0.60 to 1.00.  As of June 30, 2009, the Company’s current ratio was 0.21 to 1.00, the Company’s aggregate dollar amount of all accounts payable exceeded 100 days past due and the mimimum cash balance required to be maintained in the blocked account was less than the required minimum of at least $500,000.  As such the Company not in compliance with the required current ratio and accounts payable financial covenants has requested a waiver for these events of noncompliance.  On July 16, 2009, DMRJ waived the March 31, 2009 events of noncompliance and waived any non-compliance with the relevant financial covenants until but not including September 4, 2009.  If the Company is unable to comply with the financial covenants to DMRJ in the future and is unable to obtain a waiver of any such noncompliance, DMRJ may declare the entire unpaid principal balance, together with all interest accrued thereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on the Company’s liquidity and financial condition and could force the Company to curtail or discontinue all of its operations.

On July 1, 2009, the Company entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which the Company issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000 and 871,763 shares of the Company’s  Series F Convertible Preferred Stock.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The note bears interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, will be due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by the Company of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, at its option, DMRJ may require the Company to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving the Company; (ii) the sale or transfer of more than 50% of the Company’s assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by the Company, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to the Company of more than $500,000; provided, however, that DMRJ may not require the Company to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. The Company may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

The amendment to the loan agreement provides that, in the event the Company has not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that the Company satisfied such requirements, an additional $2,000,000 by August 21, 2009, the Company will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at the Company’s expense of a third party investment banker acceptable to DMRJ in its sole discretion.

The 871,763 shares of Series F Preferred Stock issued to DMRJ are convertible at the option of DMRJ into 15% of the Company’s common stock, calculated on a fully diluted basis. If the Company does not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, the we will be required to issue to DMRJ 774,900 additional shares of Series F Preferred Stock, such that all of the Series F Preferred Stock then held by DMRJ will be convertible into 25% of the Company’s common stock, calculated on a fully diluted basis.  DMRJ has extended the August 31, 2009 due date for the Company to obtain net proceeds of at least $3,000,000 to October 1, 2009.  In addition, for so long as the note or the amended and restated senior secured convertible promissory note issued to DMRJ as of December 10, 2008 remain outstanding, the Company may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of the Company’s common stock, calculated on a fully diluted basis, unless the Company simultaneously issues to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which the Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of the Company on a fully diluted basis after such issuance as immediately prior thereto.

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to “full ratchet” antidilution protection in the event that the Company issue additional shares of common stock (or securities convertible into or exercisable for additional shares of Common Stock) at a price below $.08 per share. The anti-dilution protection will not apply, however, to issuances of stock and options to the Company’s employees, directors, consultants and advisors pursuant to any equity compensation plan approved by the Company’s stockholders.

The Series F Preferred Stock is entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on the Company’s common stock. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series F Preferred Stock will be entitled to be paid an amount equal to $.08 per share of Series F Preferred Stock, plus any declared but unpaid dividends, prior to the payment of any amounts to the holders of our Series E Convertible Preferred Stock or common stock by reason of their ownership of such stock.

The holders of the Series F Preferred Stock have no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the Series F Preferred Stock, the Company may not (i) amend, alter or repeal any provision of its Restated Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series F Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of the Company’s equity

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

On August 5, 2009, the Company entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which the Company issued DMRJ a senior secured promissory note in the principal amount of $700,000.  The note bears interest at the rate of 25% per annum.  The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was due and payable on  August 17, 2009.  The outstanding principal balance and interest due under this bridge note was paid on September 4, 2009.

On September 4, 2009, the Company entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided the Company with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, the Company issued a promissory note to DMRJ evidencing our obligations under the credit facility. Each of the Company’s subsidiaries guaranteed the Company’s obligations under the credit facility and the obligations of the Company and our subsidiaries are secured by grants of first priority security interests in all of our respective assets. In addition, the Company agreed to cause all of the Company’s receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of the Company’s obligations to DMRJ under the note. Until the note and all of the Company’s obligations thereunder have been paid and satisfied in full, the Company will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

The note bears interest at the rate of 25% per annum. Interest under the note will be due on the first day of each calendar month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, will be due and payable on December 10, 2009. The Company may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ. Subject to applicable cure periods, amounts due under the note are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the note; (ii) any failure to observe or perform any other condition, covenant or agreement contained in the note or certain conditions, covenants or agreements contained in the credit agreement; (iii) certain suspensions of the listing or trading of our common stock; (iv) a determination that any misrepresentation made by the Company to DMRJ in the credit agreement or in any of the agreements delivered to DMRJ in connection with the credit agreement were false or incorrect in any material respect when made; (v) certain defaults under agreements related to any of the Company’s other indebtedness; (vi) the institution of certain bankruptcy and insolvency proceedings by or against the Company; (vii) the entry of certain monetary judgments against the Company that are not dismissed or discharged within a period of 20 days; (viii) certain cessations of the Company’s business in the ordinary course; (ix) the seizure of any material portion of the Company’s assets by any governmental authority; and (x) indictment of the Company for any criminal activity.

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, the Company agreed to pay DMRJ an additional amount equal to 50% of the Company’s aggregate net profits generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.

Upon the closing of the credit facility, the Company requested and was granted an initial advance of approximately $1,633,000, of which the Company used approximately $715,000 to repay all of our outstanding indebtedness to DMRJ pursuant to a bridge note issued to DMRJ on August 5, 2009, and approximately $548,000 to retire certain obligations owed to other parties. The Company intends to use the balance of the initial advance, and to use the remainder of the facility, for working capital and ordinary course general corporate purposes.

The Company’s ability to comply with our debt covenants in the future depends on the Company’s ability to generate sufficient sales and to control expenses, and will require the Company to seek additional capital through private financing sources.  There can be no assurances that the Company will achieve its forecasted financial results or that the Company will be able to raise additional capital to operate its business.  Any such failure would have a material adverse impact on the Company’s liquidity and financial condition and could force the Company to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, the Company could be required to pay default rate interest equal to the lesser of two and one half percent (2.5%) per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We will require substantial funds for further research and development, regulatory approvals, and the marketing of our explosives detection products.  Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the hiring of additional personnel, and acquiring capital equipment.

As of September 28, 2009, the Company’s obligation to DMRJ under the senior secured promissory note, as amended, the second senior secured promissory note and under the credit facility approximated $4,600,000, $1,000,000 and $1,833,000, respectively.

15.	Series D Convertible Preferred Stock

On July 6, 2005, the Company executed a $3,000,000 secured term note payable to Laurus Master Fund, Ltd.   The Company received $2,833,000, comprising $3,000,000 in gross proceeds, less a management fee of $135,000 and related transaction costs of approximately $32,000.  The term note which was collateralized by substantially all of the Company’s assets, had a four-month term and bore interest at a rate equal to the prime rate plus one percent. In connection with the financing, on September 30, 2005, the Company issued Laurus a warrant to purchase up to 250,000 shares of the Company’s common stock at a price equal to $3.75 per share. The warrant was valued using the Black-Scholes model and the following assumptions: volatility of 67%, expected life of 5 years and a risk free interest rate of 3.77%. Net proceeds from the financing were used for increasing the capacity of the Quantum Sniffer™ production line, increasing unit inventories and the repayment of certain indebtedness due and owed by the Company to the former shareholders of Accurel in connection with the acquisition of this wholly-owned subsidiary.

On September 30, 2005, the Company issued 500,000 shares of Series D Cumulative Convertible Preferred Stock, having a stated value of $10 per share, pursuant to a securities purchase agreement with Laurus for gross cash proceeds of $5,000,000.  The Series D Preferred Stock has a dividend equal to the prime rate plus one percent and originally provided for redemption over a thirty-six month period, pursuant to an amortization schedule.

The Company received a waiver of the monthly redemption payments for the period December 2006 through August 2007 and, in September 2007, the Company resumed making monthly redemptions. In September 2008, the Company resumed making monthly redemptions. In September, 2008, Laurus agreed to extend the final redemption date to October 24, 2008 in exchange for a redemption payment of $250,000, including $22,000 of accrued dividends.  The Company did not meet its redemption obligation on October 24, 2008 and, on November 4, 2008, Laurus and the Company again amended their agreements, effective as of October 31, 2008, to provide that the amount necessary to redeem in full the Series D Preferred Stock would be approximately $2,461,000, together with accrued and unpaid dividends.  The agreed upon redemption amount for the Series D Preferred Stock included a penalty of approximately $568,000, which amount was charged to interest expense in the fiscal year ended June 30, 2009.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company valued the Series D Preferred Stock at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including certain warrants, the embedded derivative instruments and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D Preferred Stock, the amount allocated to warrants, the value attributed to the embedded derivatives and issuance costs.  The Company is accreting these discounts on the carrying value of the Series D Preferred Stock to its redemption value at September 29, 2008, or the actual conversion date, whichever is earlier.  The accretion of these amounts is being recorded as a preferred dividend in the period of accretion.  For the years ended June 30, 2009 and 2008, $155,000 and $795,000, respectively, was amortized.

On November 25, 2008 the Company redeemed an additional $800,000 of the Series D Preferred Stock, using proceeds from the sale of the assets of Core Systems.  On December 10, 2008, the Company used approximately $1,161,000 of the proceeds from the sale of convertible note to DMRJ to repay all of the indebtedness outstanding to the Laurus, excluding the Preferred Series D redemption which was redeemed by the issuance of shares of the Company’s common stock.  In May 2009, the Company issued 929,535 shares of the Company’s common stock to an affiliate of Laurus completing the redemption of the Preferred Series D.

As June 30, 2009 and June 30, 2008, the outstanding balance on the Series D Preferred Stock was $0 and $2,424,000, respectively.

16.	Series E Convertible Preferred Stock

On March 27, 2009, the Company announced the settlement of its litigation and the mutual release by the Company and Evans Analytical Group, LLC of all claims related to the sale of Accurel.  In settling this litigation, the Company issued 1,000,000 shares of Series E Convertible Preferred Stock, having an aggregate liquidation preference of $5,000,000.  The preferred stock, however, will be subject to cancellation, without consideration and without liability to the Company, under certain conditions related to the Company’s continued cooperation in the pursuit (as controlled and funded by Evans and its counsel) of certain claims against a former officer of the Company and Accurel related to the sale of Accurel to Evans, including the outcome of such litigation.  The stock is convertible into common stock  under various scenarios, including by either party after the ninth anniversary of the settlement agreement, and under certain other circumstances.  The preferred stock will be entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on the Company’s common stock and holders of the preferred stock will have no voting rights except as required by applicable law.

17.	Stockholders’ Equity

Common Stock Options and Warrants

In June 2008, in conjunction with a modification to a loan agreement, the Company issued warrants to purchase 43,860 shares of common stock at an exercise price of $1.14 per share. The warrants are exercisable between June 27, 2008 and June 27, 2014. The Company recorded the relative fair value of these warrants of approximately $29,000 as interest expense in the accompanying statement of operations during the year ended June 30, 2008.

In connection with services provided by consultants, the Company has issued warrants to purchase a total of 211,492 shares of common stock at exercise prices ranging from $0.09 to $0.30 per share.  The Company recorded the fair value of these warrants of approximately $9,000 as stock-based compensation in the accompanying statement of operations during the year ended June 30, 2009. The warrants are exercisable between January 1, 2009 and April 10, 2014.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.

In December 2008, in conjunction with the issuance of the senior secured convertible promissory note to DMRJ Group, LLC, the Company issued a five-year warrant to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  In consideration of the execution of a waiver letter, on March 12, 2009, the Company amended and restated the warrant to reduce the initial exercise price of the warrant from $0.26 to $0.18. Pursuant to APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company recorded the fair value of this warrant of approximately $160,000 to the senior secured convertible promissory note.  The fair value of the warrant will be accreted to the note over the life of the note.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimated the fair value of the warrants issued during fiscal 2009 and 2008 using the Black-Scholes option-pricing model.  The Company estimated the fair value of the warrants using the following input assumptions:
	Years Ended June 30,
	2009	2008

Dividend yield	0.0%	0.0%
Weighted-average volatility	98.4%	85.3%
Weighted-average risk-free interest rate	2.2%	3.5%
Weighted-average life of warrants	5 years	7 years

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2009:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Intrinsic Value per Share
$0.09 - $0.30	1,211,492	$0.17	$(0.07)
$1.14 - $2.82	975,799	2.26	(2.16)
$3.40 - $4.26	470,500	3.91	(3.81)
$8.50 - $12.45	606,426	9.24	(9.58)
	3,264,217	3.02	(3.00)

The following table presents the warrant activity for the years ended June 30, 2009 and 2008:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding as of July 1	2,369,627	$5.01	2,593,267	$5.59
Issued	1,211,492	0.17	43,860	1.14
Exercised	-		-	-
Expired	(316,902)	7.04	(267,500)	9.90
Warrants outstanding as of June 30	3,264,217	$3.02	2,369,627	$5.01
Warrants exercisable as of June 30	3,164,217	$3.11	2,369,627	$5.01
Weighted-average fair value of warrants
granted during the year		$0.14		$0.65

Employee Stock Purchase Plan

In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan.  The 1998 Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued.  Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 1998 Plan is 141,000. As of June 30, 2009, there were no shares are available for issuance under the 1998 Plan as the 1998 Plan expired in September 2008.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2006, the Company adopted the 2006 Employee Stock Purchase Plan. The 2006 Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of June 30, 2009, a total of 380,543 shares are available for issuance under the 2006 Plan.

Treasury Stock and Other Transactions

In June 2004, the Board authorized the Company to repurchase up to 300,000 shares of the Company’s common stock, from time to time in the open market, privately negotiated transactions, block transactions or at times and prices deemed appropriate by management.  As of June 30, 2009 and 2008, 10,545 shares were held in treasury at cost.  As of June 30, 2009 and 2008, the maximum number of shares authorized to be repurchased were 289,000.

18.	Stock Based Compensation

In September 1998, the Company adopted the 1998 Stock Option Plan. The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to employees and affiliates. The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of the Company’s stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the Company cash in an amount equal to such aggregate exercise price of the options exercised, or, with the consent of the Compensation Committee of the Board of Directors, shares of the Company’s common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the Company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. The Committee may in its discretion provide upon the grant of any option that the Company may repurchase, upon terms and conditions determined by the Committee, all or any number of shares purchased upon exercise of an option. A total of 280,000 shares were reserved for issuance under the 1998 Plan.

In December 2000, the Company adopted the 2000 Incentive and Non-Qualified Stock Option Plan. The 2000 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 5% of the Company’s stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the Company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of the Company’s common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the Company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. The Committee may in its discretion provide upon the grant of any option that the Company may repurchase, upon terms and conditions determined by the Committee, all or any number of shares purchased upon exercise of such option. A total of 600,000 shares were originally reserved for issuance under the 2000 Plan. In December 2003, the stockholders of the Company approved an increase in the 2000 Plan from 600,000 shares to 1,000,000 shares. In December 2004, the stockholders of the Company approved an increase in the 2000 Plan from 1,000,000 shares to 1,500,000 shares.

In December 2004, the Company adopted the 2004 Stock Option Plan. The 2004 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of the Company’s stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the Company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of the Company’s common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the Company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 500,000 shares were originally reserved for issuance under the 2004 Plan.  In December 2005, the stockholders of

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company approved an increase in the 2004 Plan from 500,000 shares to 1,000,000 shares.  In December 2007, the stockholders of the Company approved an increase in the 2004 Plan from 1,000,000 shares to 2,000,000 shares.

In December 2008, the Company’s Board of Directors approved a plan to offer each holder of stock options the opportunity to exchange their outstanding options for 50% as many options, priced at the current market value but with the same vesting terms.  During the year ended June 30, 2009, option holders exchanged options to purchase 1,299,300 shares and received options to purchase 649,650 shares at the current market value of $0.18 per share.  As a consequence of the option exchange, the Company recorded additional stock-based compensation expense of approximately $32,000, representing the excess of the fair value of the modified award based on current assumptions over the fair value of the original option measured immediately before its terms are modified based on current assumptions, without regard to the assumptions made on the option grant date.  As of June 30, 2009, the 2004 Plan was oversubscribed and will require stockholder approval to increase the number of shares reserved for issuance under the plan.

As of June 30, 2009, a total of 0, 44,997, and 0 shares are available for issuance under the 1998, 2000 and 2004 Plans, respectively.

The following table presents the activity of the 1998, 2000 and 2004 Stock Option Plans for the year ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding as of July 1, 2008	2,646,538	$3.07	5.6
Issued	4,129,500	0.22
Exercised	(59,505)	0.20
Cancelled	(3,183,745)	2.47
Options outstanding as of June 30, 2009	3,532,788	$0.32	7.7	$(777,000)
Options exercisable as of June 30, 2009	899,303	$0.76	7.7	$(596,000)
Options vested or expected to vest
as of June 30, 2009	3,269,439	$0.33	7.7	$(759,000)

The following table sets forth information regarding outstanding options at June 30, 2009:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.08 - $0.20	3,276,950	8.0	$0.15	706,893	$0.18
$0.87 - $2.40	194,588	4.2	1.65	131,160	1.79
$3.07 - $3.89	46,250	3.2	3.70	46,250	3.70
$9.92 - $10.00	15,000	5.4	9.97	15,000	9.97
	3,532,788	7.7	0.32	899,303	0.76

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009 there was $314,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This expense is expected to be recognized as follows:

Years Ending June 30:
2010	$181,000
2011	100,000
2012	33,000
$314,000

As of June 30, 2009, the unrecognized compensation expense related to stock option awards is expected to be recognized as expense over a weighted-average period of 1.81 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2009 of $0.10 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2009.  Total intrinsic value of stock options exercised under the stock option plans for the years ended June 30, 2009 and 2008 was $0 and $0, respectively.  The total fair value of stock options that vested during the years ended June 30, 2009 and 2008 were $756,000 and $1,214,000, respectively.

19.	Acquisition

On April 10, 2008, the Company acquired all of the capital stock of Ion Metrics, Inc., located in San Diego, California.  The transaction was structured as a reorganization of Ion Metrics with and into a newly formed, wholly-owned subsidiary of the Company.  The operating results of Ion Metrics have been included in the Company’s statement of operations commencing on April 10, 2008.

The aggregate purchase price of Ion Metrics was $3,309,000.  In connection with the acquisition, the Company issued to the former stockholders of Ion Metrics consideration consisting of 2,000,000 shares of the Company’s common stock.  The fair value of the Company's common stock was determined based on the average market price of the Company's common stock over a period of time before April 10, 2008, the date fair value was to be determined, pursuant to Emerging Issues Task Force Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”  As of June 30, 2008, the Company had not issued the 2,000,000 shares of the Company’s common stock, which obligation amounting to $2,464,000 was included in the Payable Due to Ion Metrics, Inc. Shareholders at June 30, 2008.  In August 2008, the Company issued 2,000,000 shares of the Company’s common stock to the former stockholders of Ion Metrics. The Company entered into an agreement with Ferran Scientific, Inc., whereby the Company assumed certain of Ion Metrics’ obligations and rights.  In consideration for the assignment of these obligations and rights, the Company agreed to a $50,000 fee payable to the Ion Metrics shareholders.  This agreement also included modifications to these assumed obligations, including the deferral of payment obligations for a period up to 12 months from the closing date.

The former stockholders of Ion Metrics have agreed not to sell any of their shares of common stock for a period of 18 months after the closing date; provided, however, that for the period from six to 18 months after the closing date, each holder may sell, in any three-month period, the greater of (a) one percent of the outstanding shares of the same class being sold or (b) if the class is listed on a stock exchange or quoted on the Over-the-Counter Bulletin Board, the greater of (i) one percent of the outstanding shares of such class or (ii) the average reported weekly trading volume during the four weeks preceding the sale.

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
$3,309,000

The allocation of purchase price is the responsibility of management.  The Company considered a number of factors, including professional appraisals, for the valuation of equipment acquired, in making its purchase price allocation determination.  The acquisition of Ion Metrics resulted in goodwill of $3,136,000 and the identification of $69,000 of intangible assets with finite lives.  The intangible assets are being amortized over a period of twelve months, the estimated useful lives of the assets, from the date of acquisition, April 10, 2008.  Amortization expense for the year ended June 30, 2009 and 2008 was $54,000 and $15,000, respectively.

The acquisition of Ion Metrics is accounted for as a purchase under SFAS No. 141, “Business Combinations.”  Accordingly, the operating results of Ion Metrics are included in the accompanying consolidated financial statements since the acquisition date as part of the Company's Security segment.

20.	Discontinued Operations

Core Systems, Inc.

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the accompanying consolidated balance sheets and statements of operations present the results of Core as discontinued operations.  As noted above, the Company’s Board of Directors approved a plan to sell Core in February 2008.  The Company has (i) eliminated Core’s financial results from its ongoing operations, (ii) determined that Core, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Core financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Core or cash flows from Core after the sale.  Accordingly, the assets and liabilities of Core were classified as held for sale as of June 30, 2008.

Condensed results of operations relating to Core for the years ended June 30, 2009 and 2008 are as follows:

	Years Ended June 30,
	2009	2008

Revenues	$2,288,000	$6,332,000
Gross profit	471,000	561,000
Impairment of long-lived assets and goodwill	-	1,487,000
Operating income (loss)	25,000	(2,180,000)
Non-operating expense	(1,000)	(1,000)
Gain on sale of Core Systems	22,000	-
Income (loss) from discontinued operations	$46,000	$(2,181,000)

On November 24, 2008, the Company completed the sale of Core's business (Note 1).  On that date, the Buyer made a cash payment of $1,125,000 and issued a promissory note in the amount of $1,625,000.  The promissory note required the buyer to pay $125,000 on or before November 28, 2008, an additional $500,000 on or before December 24, 2008, and the remaining principal balance, together with accrued interest, in equal monthly installments over a period of 60 months commencing on February 1, 2009.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of the gain on sale of Core Systems, recorded in the statement of operations for the year ended June 30, 2009 is as follows:

Gain on Sale of Core Systems
Proceeds
Cash	$1,375,000
Note receivable	1,625,000
3,000,000
Direct costs
Broker and advisory fees	229,000
Legal fees	28,000
Other	38,000
295,000
Net proceeds	2,705,000
Net book value of assets sold	3,344,000
Liabilities assumed	(661,000)
2,683,000
Gain on sale	$22,000

The assets and liabilities of Core as of June 30, 2008 are as follows:

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Medical Business Unit

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the accompanying consolidated balance sheets and statements of operations present the results of the Medical Business Unit as discontinued operations.

Condensed results of operations relating to the Medical Business Unit for the years ended June 30, 2009 and 2008 are as follows:

	Years Ended June 30,
	2009	2008

Revenues	$699,000	$681,000
Gross profit	(121,000)	(709,000)
Impairment of long-lived assets	143,000	-
Operating loss	(264,000)	(849,000)
Gain on sale of assets	1,026,000	-
Income (loss) from discontinued operations	$762,000	$(840,000)

The assets and liabilities of the Medical Business Unit as of June 30, 2009 and 2008 are as follows:
	June 30,
	2009	2008
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$51,000	$149,000
Inventories	118,000	305,000
Total current assets of discontinued operations	169,000	454,000
Non-current assets of discontinued operations:
Property, plant and equipment, net	-	560,000
Total non-current assets of discontinued operations	-	560,000
Total assets of discontinued operations	$169,000	$1,014,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$96,000	$100,000
Accrued expenses	11,000	131,000
Total liabilities of discontinued operations	$107,000	$231,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to (recoveries of) costs and expenses	Write-off	Balance at end of period
Year ended June 30, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$9,000	$56,000	$-	$65,000
Excess and obsolescence reserve	281,000	32,000	-	313,000
Total	$290,000	$88,000	$-	$378,000
Deducted from liability accounts:
Warranty reserve	$104,000	$97,000	$(5,000)	$196,000
Total	$104,000	$97,000	$(5,000)	$196,000
Year ended June 30, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$20,000	$(11,000)	$-	$9,000
Excess and obsolescence reserve	290,000	(9,000)	-	281,000
Total	$310,000	$(20,000)	$-	$290,000
Deducted from liability accounts:
Warranty reserve	$47,000	$58,000	$(1,000)	$104,000
Total	$47,000	$58,000	$(1,000)	$104,000

22.	Benefit Plans and Employment Agreements of Executive Officers

The Company has a defined contribution plan, the Implant Sciences Corporation 401(k) Profit Sharing Plan, established under Section 401(k) of the Internal Revenue Code.   All full-time employees who are 21 years of age are eligible to participate on the beginning of the first month after 30 days of employment.  The Company’s contributions are discretionary.   The Company made no matching contributions during either fiscal 2009 or 2008.

On September 27, 2007, the Company entered into a Transition Agreement with Dr. Anthony J. Armini, the Company’s former President and Chief Executive Officer, with a term of 24 months.  Under this agreement Dr. Armini resigned from his positions and assumed the position of Scientific Advisor.  Dr. Armini remained the Chairman of the Board of Directors until the December 2007 annual meeting of shareholders, at which time he left the Board.  During the transition period, the Company will compensate Dr. Armini at the annual rate of $250,000.  At June 30, 2008, the Company recorded a $339,000 charge in selling, general and administrative expenses representing the unpaid portion of wages, taxes and health and life insurance benefits owed to Dr. Armini under the terms of the Transition Agreement.  In addition, Dr. Armini may participate in the Company’s medical and dental insurance programs.  On November 4, 2008, the Company and Dr. Armini amended the transition agreement, pursuant to which the annual rate of compensation payable to Dr. Armini was reduced from $250,000 to $200,000 from November 4, 2008 through the expiration of the transition agreement.  The Company recorded a $46,000 benefit representing the reduced annual compensation rate payable to Dr. Armini from November 4, 2008 through the expiration of the agreement.  The Company may terminate the transition agreement only for cause and Dr. Armini may terminate the agreement for any reason, with each party giving the other written notice.  In conjunction with this agreement, Dr. Armini has been issued an option to purchase 200,000 shares of common stock at an exercise price of $2.09 per share, of which 25,000 shares vested immediately, and the remaining 175,000 shares vest at a rate of 25,000 per quarter over the term of the agreement.  These options were valued using the Black-Scholes method and the following assumptions:  volatility 55%, risk free interest rate of 4.01% and expected life of 1.75 years.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with his new employment agreement, Mr. Bolduc has been granted an incentive option under the Company’s 2004 Stock Option Plan to purchase 680,000 shares of the Company’s common stock at an exercise price of $.17 per share.  The option vests in equal annual installments over a three-year period commencing on January 1, 2010.  These options were valued using the Black-Scholes method, using the following assumptions: volatility 99.0%, risk-free interest rate 1.52%, expected life of six years and expected dividend yield of 0.0%.

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

23.	Investment in CorNova, Inc.

On December 10, 2008, the Company transferred its entire interest in 1,500,000 shares of the common stock of CorNova, Inc. to DMRJ Group LLC in lieu of commitment fees, closing fees and other transaction related fees in connection with the issuance by the Company of the senior secured convertible promissory note (See Note 11).  As a result, $98,000 representing unrealized losses of the Company’s share of CardioTech stock owned by CorNova which had been recorded as a separate component of equity in other accumulated comprehensive loss were realized and recorded to other expense in the statement of operations in the year ended June 30, 2009.  In addition, the Company recorded a $468,000 gain on the transfer of the Company’s investment in the CorNova common stock to other expense in the statement of operations in the year ended June 30, 2009.  Prior to the transfer of the CorNova shares, the Company’s ownership interest in CorNova was 15%.  As of June 30, 2009 and 2008, the Company’s investment in CorNova was $0.

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

24.	Legal Proceedings

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2009, the Company announced the settlement of this litigation and the mutual release by the Company and Evans of all claims related to the sale of Accurel.  In settling this litigation, the Company agreed to pay Evans damages in the amount of approximately $5,700,000 by (i) agreeing to release to Evans approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and (ii) issued to Evans 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.  On April 8, 2009, $700,000 of the funds held in escrow, together with accrued interest, was released to Evans and $300,000, the balance of the escrow fund, was released to the Company.

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

John Traub

On April 2, 2009, John Traub, a former officer of the Company and Accurel, filed a complaint in the California Superior Court, Santa Clara County, for breach of contract and indemnification against the Company and the Company’s insurer.  The complaint seeks defense costs and indemnification with respect to (i) several lawsuits filed against Traub by Evans Analytical Group, such lawsuits alleging theft of trade secrets, and (ii) one lawsuit filed by the Company and its wholly-owned subsidiary Accurel Systems International Corporation against Traub alleging various breaches of fiduciary duties.  In May 2009, the Company filed its response to the complaint denying all material allegations.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business.  We do not believe that any of these proceedings will have a material adverse effect on our business.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	Subsequent Events

In May 2009, FASB issued SFAS No. 165, “Subsequent Events.” This statement requires management to evaluate subsequent events through the date the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which such subsequent events have been evaluated. SFAS No. 165 is effective for financial statements issued for interim or annual reporting periods ending after June 15, 2009, and, therefore the Company adopted the provisions of SFAS No. 165 effective June 30, 2009. The Company evaluated the impact of subsequent events through October 9, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s financial position or results of operations.

On July 1, 2009, the Company and DMRJ Group LLC entered into an amendment to the note and warrant purchase agreement dated December 10, 2008.

On August 5, 2009, the Company and DMRJ entered into a second amendment to the note and warrant purchase agreement.

On September 4, 2009, the Company entered into a credit agreement with DMRJ, pursuant to which DMRJ has provided the Company with a revolving line of credit in the maximum principal amount of $3,000,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 9, 2009	Implant Sciences Corporation
	By:	/s Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 9, 2009	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: October 9, 2009	/s/ Joseph Levangie
Joseph Levangie Director
Dated: October 9, 2009	/s/ Michael Turmelle
Michael Turmelle Director
Dated: October 9, 2009	/s/ Robert Liscouski
Robert Liscouski Director
Dated: October 9, 2009	/s/ Howard Safir
Howard Safir Director
Dated: October 9, 2009	/s/ John Keating
John Keating Director