Form 10-K/A
period 2009-06-30
IMPLANT SCIENCES CORP
filed 2009-10-28
CIK 1068874

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

As of October 23, 2009, 15,424,195 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2008, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $2,680,000 based on the last sale price as reported by the American Stock Exchange on such date.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, originally filed on October 13, 2009 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of our fiscal year ended June 30, 2009.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification.  Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In May 2009, the Board of Directors of Implant Sciences increased the size of the board from five directors to seven directors.  Implant Sciences’ Board of Directors is currently comprised of six directors.  The directors and executive officers, their ages and positions at Implant Sciences, as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of September 30, 2008.

There are no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

Name	Age	Position
Glenn D. Bolduc	57	Chairman of the Board, President and Chief Executive Officer
Brenda Baron	47	Vice President, Manufacturing
Roger P. Deschenes	51	Vice President, Finance
Todd A. Silvestri	43	Vice President, Product Development
Jeffrey T. Tehan	48	Vice President, Marketing and Sales
John Keating	56	Director
Joseph E. Levangie	64	Director
Robert Liscouski	55	Director
Howard Safir	68	Director
Michael Turmelle	50	Director

There are no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

Glenn D. Bolduc has served as Chairman of the Board since May 2009 and as President and Chief Executive Officer since January 2009, having joined the company as Chief Financial Officer in July 2008. Prior to joining Implant Sciences, Mr. Bolduc served as acting CEO and CFO of Horizon’s Edge Casino Cruises, LLC.  From January 2001 through January 2006 Mr. Bolduc was the principal of Radius Ventures LLC, a strategic advisory firm.  Prior to Radius Ventures, Mr. Bolduc has held executive management and financial positions, including CEO and CFO, with several venture-backed and publicly-held companies in various technology industries.  Mr. Bolduc received his undergraduate degree in accounting from Fairleigh Dickinson University and began his accounting career with PriceWaterhouse.

Brenda Baron has served as Vice President, Manufacturing since February, 2009, having joined the company in April 2004.  Ms. Baron developed the Security Division's manufacturing operations, as well as manufacturing, test, and documentation control. Prior to joining Implant Sciences, Ms. Baron served as Documentation Engineer with the instrumentation division of Milipore Corporation from 2002 to 2004, and was employed at Ion Track Instruments, an explosives trace detector manufacturer as  Configuration Manager, from 1998 to 2001, where she played a key role in bringing handheld, bench top, and portal trace detectors into production.

Roger P. Deschenes joined the Company in June 2008 as Controller and was promoted to Vice President, Finance in January 2009. Mr. Deschenes has more than 25 years of accounting and financial leadership experience with publicly traded and private companies. Prior to joining Implant Sciences, Mr. Deschenes served as Vice President, Finance with Beacon Roofing Supply, Inc. a leading supplier of roofing material and related products in North America from 2006 - 2007. From 1990 to 2006 Mr. Deschenes served in several senior accounting and financial capacities at Saucony, Inc. including: Vice President, Controller, Chief Accounting Officer and Assistant Treasurer.  Mr. Deschenes received a BS in Business Administration from Salem State College and is a Certified Management Accountant.

Todd Silvestri joined the Company in September 2008 and is directly responsible for the design and commercialization of its advanced explosive trace detection solutions. Previously, Mr. Silvestri was Senior Vice President of Century Capital Partners, assisting his clients in defining optimal exiting strategies, securing capital, and expanding into foreign markets. Prior to that, he led New Product Development for Environmental Systems Products (ESP), where he was responsible for expanding the company’s traditional business-to-government services into new frontiers by commercializing products and services for private business clients and consumers. In 2003, Mr. Silvestri founded APAC Global LLC providing consulting in the areas of company establishment, localization/relocation of operations, supply chain management, and organizational design primarily focused with small to medium sized companies expanding to, or within, the Asia Pacific Region. Mr. Silvestri holds a Masters Degree in Business from the Kellogg School of Management at Northwestern University, as well as a BS in Chemical Engineering from Clarkson University.

Jeffrey T. Tehan joined in January 2008 as Director of Product Marketing, was promoted to Vice President, Product Marketing in August 2008 and promoted to Vice President, Marketing and Sales in January 2009.  Prior to joining the company, Mr. Tehan was employed at L-3 Communications as Product Line Manager for Checkpoint Security Solutions, which included P&L responsibility for conventional and advanced technology x-ray, explosives trace detection, whole body imaging, and walk-through metal detector systems. Previously, Mr. Tehan held positions of increasing responsibility in product marketing and product management with Agilent Technologies. Prior to that, Mr. Tehan spent 15 years in hi-tech quality and reliability engineering roles. Mr. Tehan attended the Executive MBA program and holds a BS in Business Administration from Northeastern University. Mr. Tehan has also completed programs in Product Development at Harvard Business School and Technology Strategy at MIT Sloan School of Management.

John Keating has served on the Company’s board of directors since May 2009.  Mr. Keating has served the as the Vice President of Global Customer Fulfillment at Timberland Company, a premium global footwear brand with sales in excess of $1.2 Billion in 2008, since 1992. Mr. Keating is responsible for all transportation, distribution, customs, and order management. In addition, Mr. Keating oversees North American customer service and apparel sourcing operations.  Mr. Keating holds a B.A. degree from Bridgewater State College and an M.B.A. from Suffolk University.

Joseph E. Levangie has served on the Company’s board of directors since December 2007.  Mr. Levangie has served as Chief Executive Officer of JEL & Associates, a business advisory firm, since 1981.  Mr. Levangie has held many executive positions including Chief Financial Officer of Greenman Technologies, Inc., Chief Operating & Financial Officer of Colorgen, Inc., Vice President, Corporate Development and Chief Financial Officer of Spire Corporation and Executive Vice President of The Solar Energy & Energy Conservation Bank. Mr. Levangie holds a S.B. in Chemical Engineering from the Massachusetts Institute of Technology and a M.B.A from the Harvard Graduate School of Business Administration.

Robert Liscouski has served on the Company’s board of directors since May 2009.  Since July 2009, Mr. Liscouski has served as lead of strategic and business development programs at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm. Mr. Liscouski was the first Assistant Secretary for Infrastructure Protection for the Department of Homeland Security, serving from March 2003 to February 2005 and reporting directly to then Secretary Tom Ridge.  Mr. Liscouski’s private sector experience includes serving as the CEO of Content Analyst, a software company that automates the analysis and categorization of large volumes unstructured text and data, as Director of Information Assurance for The Coca-Cola Company and Vice President, Law Enforcement Division, for IRION Scientific Systems.  Mr. Liscouski’s government experience includes several years with the Diplomatic Security Service of the U.S. Department of State.  Mr. Liscouski is a Senior Fellow at the Center of Strategic and International Studies in Washington, D.C. and as an advisor to the U.S. government on technology matters.  Mr. Liscouski holds a B.S. degree in Criminal Justice from John Jay College of Criminal Justice and a Masters of Public Administration from the Kennedy School of Government, Harvard University.

Howard Safir has served on the Company’s board of directors since May 2009.  Mr. Safir is the founder, Chairman and CEO of Safir/Rosetti, a premier security consulting company. In 1996, Mr. Safir was appointed the 39th Police Commissioner of the City of New York by Mayor Rudolph W. Giuliani, after serving as New York City’s 29th Fire Commissioner for the prior two years. Previously, he was the Assistant Director of the Drug Enforcement Agency and also served as Chief of the Witness Security Division, U.S. Marshals Service. Mr. Safir is a member of the Board of Trustees of Hofstra University and a director of the foundation of the International Association of Chiefs of Police.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to Implant Sciences, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2008, with the exception of Mr. Roger P. Deschenes who failed to timely file such reports.

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

Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for inclusion in the Company’s proxy materials for its 2010 Annual Meeting of Stockholders must be received by the Clerk of the Company at the principal offices of the Company no later than September 1, 2010.  The Company has received no stockholder nominations or proposals for the 2009 Annual Meeting.

Our bylaws require advance notice of any proposal by a stockholder intended to be presented at an annual meeting that is not included in our notice of annual meeting and proxy statement because it was not timely submitted under the preceding paragraph, or made by or at the direction of any member of the board of directors, including any proposal for the nomination for election as a director.

The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate.  Stockholders who wish to send communications on any topic to the Board should address such communications to Board of Directors c/o Chief Executive Officer, Implant Sciences Corporation, 600 Research Drive, Wilmington, MA 01887.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Board has designated from among its members Mr. Joseph Levangie and Mr. Michael Turmelle as the members of the Audit Committee.  The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:

•	appointing, approving the compensation of, and assessing the independence of the Company’s independent auditors;

•	overseeing the work of the Company’s independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

•	reviewing and discussing with management and the independent auditors the Company’s annual and quarterly financial statements and related disclosures;

•	coordinating the Board of Director’s oversight of the Company’s internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics;

•	establishing procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with the Company’s internal auditing staff, independent auditors and management; and

•	preparing the audit committee report required by SEC rules.

The Board of Directors has determined that Mr. Levangie, who serves as the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K

During the fiscal year ended June 30, 2009, the Audit Committee met five (4) times.  The responsibilities of the Audit Committee are set forth in its written charter, which is posted on the Company’s website at www.implantsciences.com under the “Investor Relations – Corporate Governance” section.

Compensation Committee

The Compensation Committee consists of Messrs. Michael Turmelle, Howard Safir and Joseph Levangie.  Mr. Turmelle serves as chairman of the Compensation Committee.  The Compensation Committee is responsible for implementing the Company's compensation philosophies and objectives, establishing remuneration levels for executive officers of the Company and implementing the Company's incentive programs, including the Company's equity compensation plans.  The Board of Directors has determined that each of the members of the Compensation Committee is an “independent” director within the meaning of the Amex listing standards and meets the independence requirements of Section 162(m) of the Internal Revenue Code, as amended.  During the fiscal year ended June 30, 2009, the Compensation Committee met four (6) times.

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

Summary Compensation Table

The following table provides information concerning compensation for services rendered to the Company in all capacities for the fiscal years ended June, 2009 and 2008 by our Chief Executive Officer, Chief Financial Officer, other most highly compensated executive officers and a former executive officer whose total compensation exceeded $100,000 in fiscal 2009.
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Named Executive Officers
Glenn D. Bolduc (3)	2009	$219,231	$136,250	$42,210	$9,792	$407,483
Chairman, President, Chief Executive and Financial Officer	2008	$-	$-	$-	$-	$-

Jeffrey T. Tehan, (4)	2009	$135,192	$82,500	$10,504	$1,192	$229,389
Vice President Marketing and Sales	2008	$57,057	$-	$3,306	$596	$60,959

Todd A. Silvestri (5)	2009	$110,893	$62,000	$6,909	$14,489	$194,291
Vice President, Product Development	2008	$-	$-	$-	$-	$-

Roger P. Deschenes (6)	2009	$129,615	$52,000	$10,189	$571	$192,375
Vice President, Finance	2008	$10,500	$-	$-	$75	$10,575

Former Executive Officer
Phillip C. Thomas (7)	2009	$147,338	$59,900	$185,603	$28,936	$421,777
President, Chief Executive Officer and Chairman	2008	$257,885	$50,000	$-	$58,444	$366,329

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

(2)
All other compensation includes, but is not limited to, premiums paid by the Company for disability and group term life insurance for all named executive officers and a former executive officer, as noted in the table:

	Disability and Group Term Life Insurance Premiums	Vehicle Allowance	Moving Allowance	Accrued Vacation	Legal Fees	Total

Fiscal Year 2009
Named Executive Officers
Glenn D. Bolduc	$1,428	$3,600	$-	$-	$4,764	$9,792
Jeffrey T. Tehan	1,192	-	-	-	-	1,192
Todd A. Silvestri	994	-	13,495	-	-	14,489
Roger P. Deschenes	571	-	-	-	-	571

Former Executive Officer
Phillip C. Thomas	622	3,600	-	24,714	-	28,936

Fiscal Year 2008
Named Executive Officer
Jeffrey T. Tehan	596	-	-	-	-	596

Former Executive Officer
Phillip C. Thomas	1,244	7,200	50,000	-	-	58,444

(3)
The Company’s Board of Directors named Mr. Glenn D. Bolduc Chief Financial Officer on July 8, 2008.  On January 1, 2009, the Company’s Board of Director’s promoted Mr. Bolduc to the position of President, Chief Executive Officer and Chief Financial Officer.  Mr. Bolduc and the Company entered into a three-year employment agreement with Mr. Bolduc pursuant to which Mr. Bolduc receives a base salary of $275,000, as further described below in the Employment Agreements; Change in Control and Severance Provisions section.

(4)	Mr. Jeffrey T. Tehan was promoted to Vice President, Product Marketing in August 2008 and Vice President, Marketing and Sales on January 5, 2009.

(5)	Mr. Todd A. Silvestri joined the Company on September 8, 2008.

(6)	Mr. Roger P. Deschenes was promoted to Vice President, Finance on January 5, 2009.

(7)	Mr. Phillip C. Thomas resigned from the positions of President, Chief Executive Officer and Chairman of the Board, effective December 31, 2008.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Named Executive Officers

On February 6, 2009, the Company entered into a three-year employment agreement with Mr. Glenn D. Bolduc, President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mr. Bolduc receives a base salary of $275,000 per year, commencing as of January 1, 2009.  After the third year, the agreement will automatically renew for additional one-year periods unless notice of non-renewal is given by either party.  The agreement also provides for Mr. Bolduc to be eligible to receive incentive compensation in an amount of up to $137,000 for the fiscal year ending June 30, 2009, upon the achievement of certain performance milestones established by the Board of Directors and a car allowance.  Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Mr. Bolduc within 60 days after the commencement of each such fiscal year.

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

Per the terms of the offer of employment letter issued by the Company on September 4, 2008 to Mr. Todd A. Silvestri, should Mr. Silvestri’s employment be terminated by the Company for reasons other than cause during the first 24 months of service, Mr. Silvestri will receive six months base salary and benefits in compensation, paid in accordance with the Company’s normal payroll schedule.  In addition, the Company agreed to reimburse Mr. Silvestri up to $25,000 to be used toward moving costs, temporary living expenses, real estate fees and other related relocation expenses.  Should Mr. Silvestri leave the Company within the first 24 months of service, full repayment of any relocation reimbursement paid to Mr. Silvestri will be immediately due to the Company.

Employment Agreement Definitions

Good Reason.  “Good Reason” shall mean, without named executive’s written consent, (a) the assignment to named executive of duties inconsistent in any material respect with the named executive’s duties; (b) a material reduction in Base Salary or other benefits (other than a reduction or change in benefits generally applicable to all executive employees of the Company); (c) relocation to an office more than fifty miles outside the Company’s current location in the greater Boston area: (d) a change in control of the Company, as defined: or, (e) the acquisition by any individual, entity or group of 50% or more of the then outstanding shares of voting stock (the “Voting Stock”) of the Company, provided, however, that any acquisition by the Company or its subsidiaries, or any employee benefit plan (or related trust) of the Company or its subsidiaries of (i) 50% or more of the then outstanding Voting Stock, or (ii) Voting Stock which has the effect of increasing the percentage of Voting Stock owned by any individual, entity or group to 50% or more of the then outstanding Voting Stock, shall not constitute a change in control.  Notwithstanding the occurrence of any of the aforementioned events, no event or condition shall be deemed to constitute Good Reason unless (i) named executive reports the event or condition which the named executive believes to be Good Reason to the CEO or to the Board of Directors, in writing, within 45 days of such event or condition occurring and (ii) within 30 days after the named executive provides such written notice of Good Reason, the Company has failed to fully correct such Good Reason and to make the named executive whole for any such losses.

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

•	illegal use or abuse of drugs, alcohol, or other related substances that is materially injurious to the Company.

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by the Company of the Named Executive Officers without Cause, or (ii) termination for Good Reason by the Named Executive Officer.  The estimated incremental compensation assumes the triggering event had occurred on June 30, 2009.  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.

Named Executive Officer	Base Salary Continuation	COBRA Premiums (1)	Life Insurance Premiums (2)	Other
Glenn D. Bolduc	$275,000	$11,910	$1,428	$-
Todd A. Silvestri	70,000	8,987	1,200

(1)
Represents estimated out-of-pocket COBRA health insurance premium expenses to be paid by the Company on behalf of the Named Executive Officers after termination.   Estimated out-of-pocket COBRA health insurance premium incurred by Mr. Bolduc over the 12 month period following termination to be reimbursed by the Company and the estimated out-of-pocket COBRA health insurance premium expenses incurred by Mr. Silvestri over the 6 month period following termination to be reimbursed by the Company.

(2)
Represents estimated life insurance premiums to be paid by the Company on behalf of the Named Executive Officers after termination.  The Company shall continue in full force and effect, at its expense, the life insurance benefits provided in Mr. Bolduc’s Employment Agreement for a period of 12 months after termination of Mr. Bolduc’s employment or until Mr. Bolduc becomes employed, whichever occurs first.  The Company shall continue in full force and effect, at its expense, life insurance benefits provided in Mr. Silvestri’s offer letter, dated September 4, 2008, for a period of 6 months after termination of Mr. Silvestri’s employment, should Mr. Silvestri’s employment be terminated by the Company for reasons other than cause during the first 24 months of service.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of the fiscal year ended June 30, 2009.

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Glenn D. Bolduc	9,780	60,220	$0.20	12/30/2018
	-	100,000	$0.20	12/30/2018
	-	680,000	$0.17	02/05/2019
	9,780	840,220

Jeffrey T. Tehan	7,166	22,834	$0.20	12/30/2013
	-	120,000	$0.17	02/05/2014
	-	50,000	$0.10	06/30/2014
	7,166	192,834

Todd A. Silvestri	2,602	22,398	$0.20	12/30/2013
	-	75,000	$0.17	02/15/2014
	-	50,000	$0.10	06/30/2014
	2,602	147,398

Roger P. Deschenes	4,196	20,804	$0.20	12/30/2013
	-	75,000	$0.17	02/05/2019
	-	100,000	$0.10	06/30/2019
	4,196	195,804
	23,744	1,376,256

2009 Option Exercises and Stock Vested

During the year ended June 30, 2009, there were no exercises of option awards by any of the Named Executive Officers.

Directors’ Compensation

The following table sets forth the annual compensation of the Company’s non-employee directors for fiscal 2009, which consisted of annual cash retainers, board and committee meeting fees and equity awards in the form of options pursuant to the 2000 Incentive and Non-Qualified Stock Option Plan, and the 2004 Stock Option Plan.  Employee directors do not receive any separate compensation for their service on the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
David Eisenhaure (2)	$13,750	$9,125	$-	$22,875
John Keating	1,000	182	-	1,182
Joseph E. Levangie	28,650	29,200	-	57,850
Robert Liscouski	1,000	182	-	1,182
Howard Safir	1,750	182	-	1,932
Michael Szycher (2)	10,750	6,400	-	17,150
Michael Turmelle	27,350	30,000	-	57,350

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

(2)	Mr. Eisenhaure and Mr. Szycher resigned from the Board of Directors, effective December 31, 2008.

Additional Information to Understand the Director Compensation Table

In fiscal 2009, we paid fees to our non-employee directors in connection with their service as a director as follows: $6,000 annual retainer to each director; $1,000 for each Board of Directors meeting attended; and $700 for each committee meeting attended.

Effective July 1, 2009, fees paid to our non-employee directors in connection with their service as a director are as follows: $20,000 annual retainer to each director; $1,000 for each Board of Directors meeting attended;   $750 for each committee meeting attended: and $500 for each Board of Directors meeting or committee meeting in which the director participates by telephone conference call.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2009 is included in Item 5 of Part II of the Company’s Annual Report of Form 10-K for the year ended June 30, 2009.

The following table sets forth the beneficial ownership of shares of our common stock, as of September 30, 2009, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within sixty (60) days of September 30, 2009.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Amount and Nature	Percentage
Name and Address of Beneficial Owner (1)	of Beneficial Ownership	of Class (2)
Executive Officers and Directors
Glenn D. Bolduc (3)	9,780	*
Roger P. Deschenes (4)	4,196	*
Todd A. Silvestri (5)	2,602	*
Jeffrey T. Tehan (6)	7,166	*
John Keating	-	*
Joseph E. Levangie (7)	230,000	1.5%
Robert Liscouski	-	*
Howard Safir	-	*
Michael Turmelle (8)	240,000	1.5%

Other 5% Shareholders
Robert J. Ferran	1,559,600	10.1%
Valens Offshore SPV I LTD (9)	782,334	5.1%

All Executive Officers and Directors as a group (9 persons) (10)	493,744	3.1%

*      Less than 1%

(1)	Unless otherwise indicated, the business address of the stockholders named in the table above is Implant Sciences Corporation, 600 Research Drive, Wilmington, MA 01887.

(2)	Based on 15,424,195 outstanding shares as of September 30, 2009.

(3)	Includes 9,780 shares of common stock, which may be purchased within sixty (60) days of September 30, 2009 upon the exercise of stock options.

(4)	Includes 4,196 shares of common stock, which may be purchased within sixty (60) days of September 30, 2009 upon the exercise of stock options.

(5)	Includes 2,602 shares of common stock, which may be purchased within sixty (60) days of September 30, 2009 upon the exercise of stock options.

(6)	Includes 7,166 shares of common stock, which may be purchased within sixty (60) days of September 30, 2009 upon the exercise of stock options.

(7)	Includes 230,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2009 upon the exercise of stock options.

(8)	Includes 240,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2008 upon the exercise of stock options.

(9)
Valens Offshore SPV I Ltd, an affiliate of Laurus Master Fund, Ltd, 335 Madison Avenue, 10th Floor, New York, New York.  Common shares issued in settlement of the Company’s Series D Preferred Stock redemption.

(10)	See footnotes (3) through (8).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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
Mr. Robert Liscouski, a member of the Board of Directors of the Company, serves as the lead of strategic and business development programs at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by the Company to assist with the Company’s efforts to acquire additional capital.  During the fiscal years ended June 30, 2009 and 2008, this advisory firm was paid $25,000 and $0, respectively.  As of June 30, 2009 and 2008, the Company’s obligation to the advisory firm was $25,837 and $0, respectively.

On June 4, 2009, Mr. Michael Turmelle, a member of the Board of Directors of the Company loaned $100,000 to the Company.  See Note 13 of Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for fiscal year 2009.

Independence of the Board of Directors

The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934.  In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and director nominees and has determined that, each of the Company’s non-management directors qualifies as “independent.”

The Board of Directors has three standing committees; Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of September 30, 2009, is indicated in the table below.

Director	Audit	Compensation	Nominating/Corporate Governance
John Keating
Joseph Levangie	Chairman	X	X
Robert Liscouski			X
Howard Safir		X
Michael Turmelle	X	Chairman	Chairman

The Board of Directors has determined that all of the members of each committee are independent as defined under the NYSE Alternext US Rules, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3, under the Exchange Act. In addition, all members of the Audit Committee are independent as defined by the NYSE Alternext US Rules and otherwise satisfy the NYSE Alternext US eligibility requirements for Audit Committee membership.

Item 14.	Principal Accounting Fees and Services

The firm of UHY LLP (“UHY”) acts as our principal independent registered public accounting firm. Through and as of September  30, 2009, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) through which UHY’s partners provide non-audit services. UHY has only a few full-time employees. Therefore, few, if any, of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The following is a summary of the fees billed to the Company by UHY LLP, our independent registered public accounting firm, for professional services rendered for the fiscal years ended June 30, 2009 and 2008.  The Audit Committee considered and discussed with UHY LLP the provision of non-audit services to the Company and the compatibility of providing such services with maintaining its independence as the Company’s auditor.

Fee Category	Years Ended June 30,
	2009	2008
Audit fees	$281,000	$359,000
Audit-related fees	8,000	11,000
Tax fees	-	-
All other fees	1,000	16,000
Total fees	$290,000	$386,000

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and other professional services provided in connection with regulatory filings.

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

Dated: October 28, 2009	Implant Sciences Corporation
	By:	/s Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 28, 2009	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: October 28, 2009	/s/ Joseph E. Levangie
Joseph E. Levangie Director
Dated: October 28, 2009	/s/ Michael Turmelle
Michael Turmelle Director
Dated: October 28, 2009	/s/ Robert Liscouski
Robert Liscouski Director
Dated: October 28, 2009	/s/ Howard Safir
Howard Safir Director
Dated: October 28, 2009	/s/ John Keating
John Keating Director