Form 10-Q
period 2009-09-30
IMPLANT SCIENCES CORP
filed 2009-11-13
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                      to

Commission File Number: 001-14949

Implant Sciences Corporation
(Exact name of registrant as specified in our charter)

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

Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of November 12, 2009, there were 15,424,195 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2009 and June 30, 2009	3
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4T.	Controls and Procedures	37-38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
	Signatures	42

Implant Sciences Corporation
Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$332,000	$-
Restricted cash	689,000	664,000
Accounts receivable-trade, net of allowance of $68,000 and $65,000, respectively	630,000	201,000
Accounts receivable, unbilled	32,000	138,000
Note receivable	169,000	167,000
Inventories	404,000	561,000
Prepaid expenses and other current assets	366,000	518,000
Current assets held for sale	106,000	169,000
Total current assets	2,728,000	2,418,000
Property and equipment, net	245,000	276,000
Note receivable	719,000	766,000
Other non-current assets	18,000	68,000
Goodwill	3,136,000	3,136,000
Total assets	$6,846,000	$6,664,000
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Cash overdraft	$-	6,000
Senior secured convertible note	5,195,000	4,049,000
Line of credit	1,833,000	-
Current maturities of long-term debt and obligations under capital lease	25,000	27,000
Notes payable	100,000	100,000
Payable to Med-Tec	56,000	56,000
Accrued expenses	1,940,000	1,968,000
Accounts payable	3,294,000	4,337,000
Current portion of long-term lease liability	362,000	334,000
Deferred revenue	18,000	428,000
Current liabilities held for sale	79,000	107,000
Total current liabilities	12,902,000	11,412,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	83,000	86,000
Long-term lease liability	-	84,000
Total long-term liabilities	83,000	170,000
Total liabilities	12,985,000	11,582,000

Commitments and contingencies

Series E Convertible Preferred Stock, $5 stated value; 1,000,000 shares
authorized, 1,000,000 shares outstanding (liquidation value $5,000,000)	5,000,000	5,000,000
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares
authorized, 1,646,063 shares outstanding (liquidation value $378,000)	378,000	-

Stockholders' (deficit) equity:
Common stock; $0.10 par value; 50,000,000 shares authorized; 15,434,740 and 15,424,195 at September 30, 2009 and June 30, 2009 shares issued and outstanding, respectively	1,543,000	1,543,000
Additional paid-in capital	61,340,000	61,290,000
Accumulated deficit	(74,327,000)	(72,678,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' (deficit) equity	(11,517,000)	(9,918,000)
Total liabilities and stockholders' (deficit) equity	$6,846,000	$6,664,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008
Revenues:
Security products	$1,635,000	$5,302,000
Government contracts and services	185,000	646,000
	1,820,000	5,948,000
Cost of revenues	979,000	3,172,000
Gross margin	841,000	2,776,000
Operating expenses:
Research and development	595,000	1,020,000
Selling, general and administrative	1,227,000	2,366,000
	1,822,000	3,386,000
Loss from operations	(981,000)	(610,000)
Other income (expense), net:
Interest income	18,000	8,000
Interest expense	(666,000)	(32,000)
Total other income (expense), net	(648,000)	(24,000)
Loss from continuing operations	(1,629,000)	(634,000)
Preferred distribution, dividends and accretion	-	(189,000)
Loss from continuing operations applicable to common shareholders	(1,629,000)	(823,000)
Net (loss) income from discontinued operations	(20,000)	990,000
Net (loss) income applicable to common shareholders	$(1,649,000)	$167,000
Net (loss) income	$(1,649,000)	$356,000

Loss per share from continuing operations, basic and diluted	$(0.11)	$(0.05)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.11)	$(0.06)
(Loss) income per share from discontinued operations, basic and diluted	$(0.00)	$0.07

Net (loss) income per share applicable to common shareholders, basic and diluted	$(0.11)	$0.01
Net (loss) income per share	$(0.11)	$0.03
Weighted average shares used in computing net (loss) income per common share, basic and diluted	15,424,195	13,468,489

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,649,000)	$356,000
Less: Net (loss) income from discontinued operations	(20,000)	990,000
Loss from continuing operations	(1,629,000)	(634,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	34,000	72,000
Bad debt expense	3,000	1,000
Share-based compensation expense	43,000	114,000
Non-cash interest expense	484,000	-
Fair value of warrants issued to non-employees	1,000	(9,000)
Warrant accretion on debt	40,000	7,000
Changes in assets and liabilities:
Accounts receivable	(326,000)	(188,000)
Inventories	157,000	(198,000)
Prepaid expenses and other current assets	208,000	131,000
Cash overdraft	(6,000)	-
Accounts payable	(1,100,000)	353,000
Accrued expenses	(28,000)	877,000
Deferred revenue	(410,000)	578,000
Lease liability	-	(131,000)
Net cash (used in) provided by operating activities of continuing operations	(2,529,000)	973,000
Net cash provided by operating activities of discontinued operations	16,000	223,000
Net cash (used in) provided by operating activities	(2,513,000)	1,196,000
Cash flows from investing activities:
Purchases of property and equipment	(3,000)	(14,000)
Transfer to restricted funds	(25,000)	-
Proceeds from the sale of assets of discontinued operations	-	1,125,000
Payments received on note receivable	45,000	-
Increase in other non-current assets	-	(110,000)
Net cash provided by investing activities of continuing operations	17,000	1,001,000
Net cash used in investing activities of discontinued operations	-	(18,000)
Net cash provided by investing activities	17,000	983,000
Cash flows from financing activities:
Proceeds from common stock issued in connection with exerciseof stock options and employee stock purchase plan	-	24,000
Dividends on Series D Convertible Preferred Stock	-	(34,000)
Payments on Series D Convertible Preferred Stock	-	(303,000)
Proceeds from the issuance of senior secured convertible debt	1,000,000	-
Principal repayments of long-term debt and capital lease obligations	(5,000)	(218,000)
Net borrowings (repayments) on line of credit	1,833,000	(46,000)
Net cash provided by (used in) financing activities of continuing operations	2,828,000	(577,000)
Net cash used in discontinued operations	-	(1,000)
Net cash provided by (used in) financing activities	2,828,000	(578,000)
Net change in cash and cash equivalents	332,000	1,601,000
Cash and cash equivalents at beginning of period	-	412,000
Cash and cash equivalents at end of period	$332,000	$2,013,000

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Implant Sciences Corporation provides systems and sensors for the homeland security market and related industries.  We have developed and acquired technologies using ion mobility spectrometry to develop a product line for use in trace explosives detection.  We currently market and sell our existing trace explosives detector products while continuing to make significant investments in developing the next generation of these products.

Acquisition of Ion Metrics

In April 2008, we acquired all of the capital stock of Ion Metrics, Inc.  Ion Metrics was in the business of producing low-cost mass sensor systems for the detection and analysis of chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets. The transaction was structured as a reorganization of Ion Metrics with and into our newly formed, wholly-owned subsidiary.  The total purchase price, including $564,000 of assumed liabilities, was approximately $3,309,000.  As part of the transaction, we issued to the former stockholders of Ion Metrics consideration consisting of 2,000,000 shares of our common stock, par value $0.10 per share. The integration of the Ion Metrics technologies into our Quantum SnifferTM product line is expected to provide opportunities to introduce smaller, lower-cost, and higher performance security solutions.

Sale of Accurel

In May 2007, we sold substantially all of the assets of our Accurel Systems subsidiary to Evans Analytical Group, LLC for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  In February 2008, Evans filed suit in the Superior Court of the State of California, Santa Clara County, requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  In March 2009, we announced the settlement of this litigation and the mutual release by us and Evans of all claims related to the sale of Accurel.  In settling this litigation, we agreed to pay Evans damages in the amount of approximately $5,700,000 by (i) agreeing to release to Evans approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and (ii) agreeing to issue to Evans 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.  In April 2009, $700,000 of the funds held in escrow, together with accrued interest, was released to Evans and $300,000, the balance of the escrow amount, was released to us.

Sale of Core

In November 2008, we entered into a definitive agreement, with Core Systems Incorporated, an entity newly formed by the Subsidiary’s general manager and certain other investors (the “Buyer”), to sell substantially all the assets of our wholly owned semiconductor subsidiary, C Acquisition Corp., which had operated under the name Core Systems (the “Subsidiary”), for a purchase price of $3,000,000 plus the assumption of certain liabilities.  The Buyer made a cash down payment of $250,000 prior to the execution of the definitive agreement.  On November 24, 2008, the parties amended the agreement and completed the asset sale.  On that date, the Buyer made a cash payment of $1,125,000 and issued a promissory note in the amount of $1,625,000.  The promissory note required the Buyer to pay the Subsidiary $125,000 on or before November 28, 2008, an additional $500,000 on or before December 24, 2008, and the remaining principal balance, together with accrued interest, in equal monthly installments over a period of 60 months commencing on February 1, 2009.  The Buyer and the Subsidiary also executed a security agreement, pursuant to which the Buyer granted the Subsidiary a security interest in all of the Buyer’s assets to secure our obligations under the promissory note.  The Buyer paid $250,000 of the amount due in December and paid the remaining $250,000 balance due in March 2009.

Sale of Medical Reporting Unit

In June 2007, we sold certain of the assets related to our brachytherapy products and divested the prostate seed and medical software businesses.  In March 2008, we informed our medical coatings customers of our intention to discontinue coating operations by the end of the 2008 calendar year.  During the three months ended September 30, 2008, under two separate asset purchase agreements, we sold certain assets of our medical coatings business, with gross proceeds aggregating approximately $1,145,000.  The Medical Reporting Unit is reported as discontinued operations in the accompanying financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CorNova

We had partnered with CorNova, Inc., a privately-held, development stage company focused on the development of a next-generation drug-eluting stent, and were issued 1,500,000 shares of CorNova’s common stock representing a 15% ownership interest.  On December 10, 2008, we transferred the CorNova shares in connection with the issuance of the senior secured convertible promissory note (See Note 13).

Risks and Uncertainties

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC, we require additional capital in the second quarter of fiscal 2010 to repay our senior secured convertible promissory note and line of credit, both of which mature on December 10, 2009, fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

In addition, while we strive  to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the three months ended September 30, 2009, we reported a net loss applicable to common shareholders of $1,649,000, a loss from continuing operations of $1,629,000 and used $2,513,000 in cash from operations.  As of September 30, 2009, we had an accumulated deficit of approximately $74,327,000 and a working capital deficit of $10,174,000.  Management continually evaluates plans to reduce our operating expenses and increase our cash flow from operations.  Failure to achieve our projections may require us to seek additional financing or discontinue operations.

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of our handheld trace explosives detector product.  To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to seek additional capital through private financing sources during the next three months.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

We have suffered recurring losses from operations.  Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

There can be no assurances that our forecasted results will be achieved or that we will be able to raise additional capital necessary to operate our business.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have experienced a reduction in security revenue in the three month period ended September 30, 2009 as compared with the comparable prior year period, relating to a decline in unit sales of our trace explosives products. Security product sales tend to have a long sale cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we have implemented a new sales tool to assist in this effort.  However, there can be no assurance that these efforts will increase revenue.

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have experienced a decline in government contract revenue in the three month period ended September 30, 2009 as compared to the comparable prior year period, due to the expiration of several contracts in the three month period ended September 30, 2009.  Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June, August, October and November, we entered into a series of amendments, waivers and modifications to our credit agreements with Bridge Bank, N.A., pursuant to which, in exchange for the payment by us of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced our credit line to $1,500,000 from $5,000,000, and extended the modified facility through December 10, 2008. On December 10, 2008, we used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 13) to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of September 30, 2009 and 2008, our obligation for borrowed funds under the credit facility amounted to $0 and $718,000, respectively.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note bears interest at 11.0% per annum and is collateralized by all of our assets.  The effective interest rate on the note is approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova Inc., a privately-held development stage medical device company, to DMRJ.  The note, which has been amended and restated, as described below, was originally convertible in whole or in part at the option of DMRJ into shares of our common stock at a conversion price of $0.26 per share.

We valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrant, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 98.4%, risk-free interest rate of 2.29%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International, upon the release of such funds.  DMRJ waived that requirement in connection with the Evans litigation settlement.

On March 12, 2009, we entered into a letter agreement with DMRJ pursuant to which we were granted access to $250,000 of previously restricted cash out of funds held in a blocked account.  The effect of the letter agreement made $250,000 available to us until the close of business on April 14, 2009.  In consideration of the letter agreement, on March 12, 2009, we issued an amended and restated senior secured convertible promissory note and amended and restated warrant to DMRJ to purchase shares of common stock, which replaced the note and warrant issued on December 10, 2008.  The terms of the amended and restated note and the amended and restated warrant are identical to the terms of the original note and warrant, except that the amended instruments reduced the initial conversion price of the original note from $0.26 to $0.18 and reduced the initial exercise price of the original warrant from $0.26 to $0.18.

The remaining principal balance of the amended and restated note, together with outstanding interest, is due and payable on December 10, 2009.

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if we are the surviving entity; against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business and excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that we have authorized or reserved for the purpose of issuance, 150% of the aggregate number of shares of our common stock issuable upon exercise of the warrant that we maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00.  As of September 30, 2009, our current ratio was 0.21 to 1.00, the aggregate dollar amount of all of our accounts payable exceeded 100 days past due and the minimum cash balance required to be maintained in the blocked account was less than the required minimum of $500,000.  As

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

such, we are not in compliance with the required current ratio and accounts payable financial covenants and have not complied with the requirement to maintain a minimum of $500,000 in the blocked account.  We have requested a waiver for these events of noncompliance.  If we are unable to obtain a waiver of such noncompliance, DMRJ may declare the entire unpaid principal balance, together with all interest accrued thereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on our liquidity and financial condition and could force us to curtail or discontinue all of our operations and/or file for protection under bankruptcy laws.

On July 1, 2009, we entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000.

The note bears interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, will be due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by us of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, at our option, DMRJ may require us to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving us; (ii) the sale or transfer of more than 50% of our assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by us, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to us of more than $500,000; provided, however, that DMRJ may not require us to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and in August 2009, we engaged Pickwick Capital Partners to market the Company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued such additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the note or the amended and restated senior secured convertible promissory note issued to DMRJ as of December 10, 2008 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which the Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of us on a fully diluted basis after such issuance as immediately prior thereto.

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to “full ratchet” antidilution protection in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of Common Stock) at a price below $.08 per share. “Full ratchet” antidilution protection completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event. The anti-dilution protection will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Series F Preferred Stock is entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock. In the event of any liquidation, dissolution or winding up of our Company, the holders of the Series F Preferred Stock will be entitled to be paid an amount equal to $.08 per share of Series F Preferred Stock, plus any declared but unpaid dividends, prior to the payment of any amounts to the holders of our Series E Convertible Preferred Stock or common stock by reason of their ownership of such stock.

The holders of the Series F Preferred Stock have no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the Series F Preferred Stock, we may not (i) amend, alter or repeal any provision of our Amended and Restated Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series F Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of our equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

On August 5, 2009, we entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued DMRJ a bridge note in the principal amount of $700,000.  The note bears interest at the rate of 25% per annum. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was due and payable on August 17, 2009.  The outstanding principal balance and interest due under this bridge note was paid on September 4, 2009.

On September 4, 2009, we entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided us with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, we issued a promissory note to DMRJ evidencing our obligations under the credit facility. Each of our subsidiaries guaranteed our obligations under the credit facility. Our obligations and our subsidiaries' obligations are secured by grants of first priority security interests in all of our respective assets. In addition, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

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

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.  For the period September 4, 2009 through September 30, 2009, we experienced a net loss and no such payments were due and payable to DMRJ as of September 30, 2009.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon the closing of the credit facility, we requested and were granted an initial advance of approximately $1,633,000, of which we used approximately $715,000 to repay all of our outstanding indebtedness to DMRJ pursuant to the bridge note issued to DMRJ on August 5, 2009, and approximately $548,000 to retire certain obligations owed to other parties. We used the balance of the initial advance for working capital and ordinary course general corporate purposes.

As of September 30, 2009, our obligations to DMRJ under the amended and restated senior secured promissory note, the second senior secured promissory note and under the credit facility approximated $4,600,000, $1,000,000 and $1,833,000, respectively.  Further, as of September 30, 2009, our obligation to DMRJ for accrued interest under the amended senior secured promissory note and under the credit facility approximated $108,000. All such amounts are due and payable on December 10, 2009. The failure to refinance this indebtedness or otherwise negotiate extensions of our obligations to DMRJ would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

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

We require substantial funds for further research and development, regulatory approvals, and the marketing of our explosives detection products.  Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; the hiring of additional personnel, and acquiring capital equipment.

Under our agreements with Laurus Master Fund, Ltd. we were required to redeem our Series D Cumulative Redeemable Convertible Preferred Stock on a monthly basis, with the final redemption payment to be made in September 2008.  We received a waiver of the monthly redemption payments for the period December 2006 through August 2007 and, in September 2007, we resumed making monthly redemptions.  In September, 2008, Laurus agreed to extend the final redemption date to October 24, 2008 in exchange for a redemption payment of $250,000, including $22,000 of accrued dividends.  We did not meet our redemption obligation on October 24, 2008 and, on November 4, 2008, we amended our agreements with Laurus, effective as of October 31, 2008, to provide that the amount necessary to redeem in full the Series D Preferred Stock would be increased to $2,461,000, together with accrued and unpaid dividends.  Under these amendments, we agreed to make monthly redemption payments through a new final redemption date of April 10, 2009.  We redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed as of the October 31, 2008 redemption date by agreeing to issue 929,535 shares of our common stock, and redeemed the balance with a cash payment of $250,000.  On December 10, 2008, we used approximately $1,161,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 13) to redeem in full all of our outstanding Series D Preferred Stock.  In May 2009, we issued 929,535 shares of our common stock to an affiliate of Laurus completing the redemption of the Preferred Series D.  As of September 30, 2009 and 2008, our obligation to redeem the Series D Preferred Stock amounted to $0 and $2,121,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of we have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  All intercompany balances and transactions have been eliminated in consolidation. The results of operations and cash flows for the three months ended September 30, 2009 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as amended, as of and for the year ended June 30, 2009.

The balance sheet at June 30, 2009 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include our operations in Massachusetts and California.

As a result of our decision to dispose of Core, the operating results of Core are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three months ended September 30, 2008.

As a result of our decision to dispose of the medical business unit, the assets and liabilities of the medical business unit are presented in the accompanying condensed consolidated balance sheet as assets and liabilities held for sale as of September 30, 2009 and June 30, 2009, and the operating results of the medical business unit are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three months ended September 30, 2009 and 2008.

Additionally, the following notes to the condensed consolidated financial statements include disclosures related to our continuing operations unless specifically identified as disclosures related to discontinued operations.

Significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K, as amended, as of June 30, 2009.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  Management bases our estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, valuation for goodwill and acquired intangible assets, and realization of amounts held in escrow.

Certain reclassifications were made to the financial statements for the three months ended September 30, 2008 to conform to the presentation for the three months ended September 30, 2009.

We have evaluated subsequent events after the balance sheet date through the date of filing of these financial statements with the SEC on November 13, 2009, for appropriate accounting and disclosure.

3.	Fair Value Measurement

The three level fair value hierarchy to classify the inputs used in measuring fair value are as follows:

Level 1 inputs to the valuation methodology are based on quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 inputs to the valuation methodology are based are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 inputs to the valuation methodology are based on unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Our financial instruments at September 30, 2009 include cash equivalents, restricted cash, accounts receivable, note receivable, accounts payable and senior secured convertible promissory note. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, as included in Note 13, is based on the fair value of similar instruments.

4.	Restricted Cash

As of  September 30, 2009 and June 30, 2009, we had restricted cash of $689,000 and $664,000, respectively.  and consisted of the following:

	September 30,	June 30,
	2009	2009
Money market account	$439,000	$439,000
Blocked account deposit	250,000	225,000
	$689,000	$664,000

The restricted cash of $439,000 held in a money market account collateralizes our performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for security product which shipped in the first quarter of fiscal 2009.  Pursuant to our agreement with DMRJ (See Note 13), we are required to maintain a balance of at least $500,000 in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement.  On December 16, 2008,  we deposited $500,000 into a bank account pursuant to the blocked account agreement.  On March 12, 2009, we and DMRJ entered into a letter agreement to which DMRJ consented to grant us access to $250,000 out of the funds held in the blocked account for a period commencing on March 12, 2009 through, but not including, April 15, 2009 at which date we are required to maintain a minimum balance of not less that $500,000 in the blocked account.  On June 24, 2009, DMRJ consented to grant us access to an additional $25,000, which was repaid on July 8, 2009.  On July 16, 2009, DMRJ consented to the reduction in the minimum balance required to be maintained in the blocked account through September 3, 2009, after which time we were required to maintain a minimum balance of at least $500,000 in the blocked account.  As of September 30, 2009, $250,000 was on deposit in the blocked account, as such we are not in compliance with the required minimum cash balance and have requested a waiver for this event of noncompliance.

5.	Stock Based Compensation

Our condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008 include $43,000 and $114,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards.  As of September 30, 2009, the total amount of unrecognized stock-based compensation expense was approximately $254,000, which will be recognized over a weighted average period of 1.85 years.

As of September 30, 2009, there were options outstanding to purchase 3,412,788 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

6.	Related Party Transactions

The former chairman of Ion Metrics, Inc., which we acquired in April 2008, serves as a Managing Director of a merger and acquisition and management advisory firm that we previously engaged to market our wholly-owned subsidiary, Core Systems, and to assist with our efforts to acquire additional capital.  During the three months ended September 30, 2009 and 2008, this advisory firm was paid $0 and $30,000, respectively.  As of September 30, 2009, our obligation to the advisory firm was $0. Further, we have entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Robert Liscouski, a member of our Board of Directors, serves as the lead of strategic and business development programs at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the three months ended September 30, 2009 and 2008, this advisory firm was paid $63,000 and $0, respectively.  As of September 30, 2009, our obligation to the advisory firm was $0.

On June 4, 2009, Michael Turmelle, a member of our Board of Directors loaned $100,000 to us (see Note 7).

7.	Notes Payable

On June 4, 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.  The loan bears interest at 10% and is unsecured.  The principal amount of the loan will be converted into preferred stock or any other equity securities upon the next completed equity financing.  As of both September 30, 2009 and June 30, 2009, our obligation under the note for borrowed funds amounted to $100,000.  As of September 30, 2009, our obligation to Mr. Turmelle for accrued interest approximated $3,000.

8.	Goodwill, Other Intangibles and Long-Lived Assets

In April 10, 2008, we acquired all of the capital stock of Ion Metrics, Inc., located in San Diego, California.  The transaction was structured as a reorganization of Ion Metrics with and into our newly formed, wholly-owned subsidiary.  The aggregate purchase price of Ion Metrics was $3,309,000.

The following table summarizes the purchase price allocation to the fair value of the assets at the date of acquisition:

Accounts receivable	$7,000
Other receivables	3,000
Prepaid expenses	11,000
Property, plant and equipment	83,000
Goodwill	3,136,000
Customer relationships	69,000
$3,309,000

The acquisition of Ion Metrics resulted in goodwill of $3,136,000 and the identification of $69,000 of intangible assets with finite lives.  Goodwill represents the excess of cost over the fair value of tangible and identifiable assets of acquired companies.  Goodwill and intangible assets with indefinite lives are not amortized, but rather are measured for impairment at least annually or whenever events indicate that there may be an impairment.  An impairment loss would be recognized if the fair value of the long-lived assets is less than their carrying value.

We have selected June 30th of each year as the date we perform our annual assessment to determine if goodwill is impaired. We completed our annual assessment at June 30, 2009 and determined there was no impairment of goodwill and no event indicating an impairment has occurred subsequent to June 30, 2009.  At September 30, 2009 and June 30, 2009, we had goodwill of $3,136,000.

Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce.  These assigned values are amortized over the period of time those cash flows are estimated to be produced.  We evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired.

Our intangible assets are being amortized over a period of twelve months, the estimated useful lives of the assets, from the date of acquisition, April 10, 2008.  Amortization expense for the three months ended September 30, 2009 and 2008 was $0 and $18,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Inventories

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.

Inventories consist of the following:

	September 30,	June 30,
	2009	2009
Raw materials	$199,000	$162,000
Work in progress	13,000	20,000
Finished goods	192,000	379,000
Total inventories	$404,000	$561,000

10.	Property and Equipment

Property and equipment consist of the following:

	September 30,	June 30,
	2009	2009
Machinery and equipment	$221,000	$221,000
Computers and software	353,000	353,000
Furniture and fixtures	8,000	8,000
Leasehold improvements	75,000	72,000
Equipment under capital lease	61,000	61,000
	718,000	715,000
Less: accumulated depreciation and amortization	473,000	439,000
	$245,000	$276,000

For the three months ended September 30, 2009 and 2008, depreciation expense was $34,000 and $54,000, respectively.

11.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	June 30,
	2009	2009
Accrued compensation and benefits	$696,000	$731,000
Accrued taxes	486,000	479,000
Accrued legal and accounting	167,000	257,000
Accrued interest	124,000	9,000
Accrued warranty costs	180,000	196,000
Other accrued liabilities	287,000	296,000
	$1,940,000	$1,968,000

12.	Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

would result from the assumed conversion of potential shares. As of September 30, 2009 and 2008, there were no potentially dilutive shares, which shares would have been excluded from the earnings per share calculation because their effect would be antidilutive. Shares deemed to be antidilutive include stock options and warrants.

13.	Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc (“Med-Tec”) our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000 which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of September 30, 2009 and June 30, 2009 was approximately $56,000.

Revolving Credit Facility and Term Note

In June 2005, we executed a revolving credit facility for $1,500,000 with Silicon Valley-based Bridge Bank, N.A.  On January 3, 2007, the revolving credit facility was increased from $1,500,000 to $5,000,000.  In June, August, October and November, we entered into a series of further amendments, waivers and modifications to our credit agreements with Bridge Bank, pursuant to which, in exchange for the payment by us of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced our credit line to $1,500,000 from $5,000,000, and the bank extended the modified facility through December 10, 2008.  On December 10, 2008, we used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note to DMRJ to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of September 30, 2009 and June 30, 2009, our obligation for borrowed funds under the credit facility amounted to $0.

Pursuant to the original loan agreement with Bridge Bank, we issued a seven-year warrant to purchase 18,939 shares of our common stock at a price of $2.64 per share.  The warrant, valued using the Black-Scholes model, was recorded at the relative fair value of $28,000 and accreted to the term note over the life of the note.  As of September 30, 2009, approximately $28,000 has been amortized.  Pursuant to an amendment to the loan agreement, we issued to the Bank a seven-year warrant to purchase up to 43,860 additional shares of our common stock at a price equal to $1.14 per share.  The warrant, valued using the Black-Scholes model, was recorded at the relative fair value of $29,000 and was charged to interest expense during the year ended June 30, 2008.

Senior Secured Convertible Promissory Note and Revolving Credit Facility

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note bears interest at 11.0% per annum and is collateralized by all of our assets.  The effective interest rate on the note is approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 share of the common stock of CorNova, Inc., a privately-held development stage medical device company, to DMRJ.  The note, which has been amended and restated, as described below, was originally convertible in whole or in part at the option of DMRJ into shares of our common stock at a conversion price of $0.26 per share.

We valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ Group LLC.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrant, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 98.4%, risk-free interest rate of 2.29%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

escrow created in connection with the May 2007 sales of the assets of Accurel Systems International, upon the release of such funds. DMRJ waived that requirement in connection with the Evans litigation settlement.

On March 12, 2009, we entered into a letter agreement with DMRJ pursuant to which we were granted access to $250,000 of previously restricted cash out of funds held in a blocked account.  The effect of the letter agreement made $250,000 available to us until the close of business on April 14, 2009. In consideration of the letter agreement, on March 12, 2009, we issued an amended and restated senior secured convertible promissory note and amended and restated warrant to DMRJ to purchase shares of common stock, which replaced the note and warrant issued on December 10, 2008.  The terms of the amended and restated note and the amended and restated warrant are identical to the terms of the original note and warrant, except that the amended instruments reduced the initial conversion price of the original note from $0.26 to $0.18 and reduced the initial exercise price of the original warrant from $0.26 to $0.18.

The remaining principal balance of the amended and restated note, together with outstanding interest, is due and payable on December 10, 2009.

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if we are the surviving entity; against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business and excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that we have authorized or reserved for the purpose of issuance, 150% of the aggregate number of shares of our common stock issuable upon exercise of the warrant; that we maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00.  As of September 30, 2009, our current ratio was 0.21 to 1.00, the aggregate dollar amount of all of our accounts payable exceeded 100 days past due and the minimum cash balance required to be maintained in the blocked account was less than the required minimum of $500,000.  As such, we are not in compliance with the required current ratio and accounts payable financial covenants and have not complied with the requirement to maintain a minimum of $500,000 in the blocked account.  We have requested a waiver for these events of noncompliance.  If we are unable to obtain a waiver of such noncompliance, DMRJ may declare the entire unpaid principal balance, together with all interest accrued thereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on our liquidity and financial condition and could force us to curtail or discontinue all of our operations and/or file for protection under bankruptcy laws.

On July 1, 2009, we entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000.

The note bears interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, will be due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by us of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, at our option, DMRJ may require us to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving us; (ii) the sale or transfer of more than 50% of our assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by us, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to us of more than $500,000; provided, however, that DMRJ may not require us to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion. We did not satisfy these requirements and in August 2009, we engaged Pickwick Capital Partners to market our Company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued such additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the note or the amended and restated senior secured convertible promissory note issued to DMRJ as of December 10, 2008 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which the Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of us on a fully diluted basis after such issuance as immediately prior thereto.

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to “full ratchet” antidilution protection in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of Common Stock) at a price below $.08 per share. “Full ratchet” antidilution protection completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event. The anti-dilution protection will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

The Series F Preferred Stock is entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock. In the event of any liquidation, dissolution or winding up of our Company, the holders of the Series F Preferred Stock will be entitled to be paid an amount equal to $.08 per share of Series F Preferred Stock, plus any declared but unpaid dividends, prior to the payment of any amounts to the holders of our Series E Convertible Preferred Stock or common stock by reason of their ownership of such stock.

The holders of the Series F Preferred Stock have no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the Series F Preferred Stock, we may not (i) amend, alter or repeal any provision of our Amended and Restated Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series F Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of our equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

On August 5, 2009, we entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued DMRJ a bridge note in the principal amount of $700,000.  The note bears interest at the rate of 25% per annum. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was due and payable on August 17, 2009.  The outstanding principal balance and interest due under this bridge note was paid on September 4, 2009.

On September 4, 2009, we entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided us with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, we issued a promissory note to DMRJ evidencing our obligations under the credit facility. Each of our subsidiaries guaranteed our obligations under the credit facility. Our obligations and our subsidiaries' obligations are secured by grants of first priority security interests in all of our respective assets. In addition, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

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

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.  For the period September 4, 2009 through September 30, 2009, we experienced a net loss  and no such paymentswere due or payable to DMRJ as of September 30, 2009.

Upon the closing of the credit facility, we requested and were granted an initial advance of approximately $1,633,000, of which we used approximately $715,000 to repay all of our outstanding indebtedness to DMRJ pursuant to the bridge note issued to DMRJ on August 5, 2009, and approximately $548,000 to retire certain obligations owed to other parties. We used the balance of the initial advance for working capital and ordinary course general corporate purposes.

As of September 30, 2009, our obligations to DMRJ under the amended and restated senior secured promissory note, the second senior secured promissory note and under the credit facility approximated $4,600,000, $1,000,000 and $1,833,000, respectively.  Further, as of September 30, 2009, our obligation to DMRJ for accrued interest under the amended senior secured promissory note and under the credit facility approximated $108,000. All such amounts are due and payable on December 10, 2009. The failure to refinance this indebtedness or otherwise negotiate extensions of our obligations to DMRJ would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

14.	Series D Convertible Preferred Stock

In September 2005, we issued 500,000 shares of Series D Convertible Preferred Stock, having a stated value of $10 per share, pursuant to a securities purchase agreement with Laurus  Master Fund, Ltd. for gross cash proceeds of $5,000,000.  The Series D Preferred Stock hadend equal to the prime rate plus one percent and originally provided for redemption over a thirty-six month period, pursuant to an amortization schedule.

We valued the Series D Preferred Stock at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including certain warrants, the embedded derivative instruments and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D Preferred Stock, the amount allocated to warrants, the value attributed to the embedded derivatives and issuance costs.  We accreted these discounts on the carrying value of the Series D Preferred Stock to its redemption value the actual conversion date.  The accretion was recorded as a preferred dividend in the period of accretion.  For the three months ended September 30, 2009 and 2008, $0 and $155,000, respectively, was amortized.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We received a waiver of the monthly redemption payments for the period December 2006 through August 2007 and resumed making monthly redemptions in September 2007. In September, 2008, Laurus agreed to extend the final redemption date to October 24, 2008 in exchange for a redemption payment of $250,000, including $22,000 of accrued dividends. We did not meet our redemption obligation on October 24, 2008 and, on November 4, 2008, we amended our agreements with Laurus, effective as of October 31, 2008, to provide that the amount necessary to redeem in full the Series D Preferred Stock would be increased to $2,461,000, together with accrued and unpaid dividends. The agreed upon redemption amount for the Series D Preferred Stock included a penalty of approximately $568,000, which amount was charged to interest expense in the fiscal year ended June 30, 2009.

On October 31, 2009, we redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed on that date by agreeing to issue 929,535 shares of our common stock to an affiliate of Laurus, and redeemed the balance due on that date with a cash payment of $250,000. The shares were valued at $0.28829 per share, which was equal to the volume-weighted average price of our common stock as reported by Bloomberg, L.P. for the 15-day period immediately preceding the date of the amendment.

On November 25, 2008 we redeemed an additional $800,000 of the Series D Preferred Stock, using proceeds from the sale of the assets of Core Systems. On December 10, 2008, we used approximately $1,161,000 of the proceeds from the sale of senior secured convertible promissory note to DMRJ to repay all of the indebtedness outstanding to the Laurus, excluding the Series D Preferred Stock redemption which was redeemed, in May 2009, when we issued 929,535 shares of our common stock to an affiliate of Laurus completing the redemption of the Series D Preferred Stock.

As September 30, 2009 and June 30, 2009, the outstanding balance on the Series D Preferred Stock was $0.

15.	Series E Convertible Preferred Stock

In March 27, 2009, we announced the settlement of our litigation and the mutual release by us and Evans Analytical Group, LLC of all claims related to the sale of Accurel. In settling this litigation, we issued 1,000,000 shares of Series E Convertible Preferred Stock, having an aggregate liquidation preference of $5,000,000. The preferred stock, however, will be subject to cancellation, without consideration and without liability to us, under certain conditions related to our continued cooperation in the pursuit (as controlled and funded by Evans and its counsel) of certain claims against a former officer of ours and Accurel related to the sale of Accurel to Evans, including the outcome of such litigation. The stock is convertible into common stock under various scenarios, including by either party after the ninth anniversary of the settlement agreement, and under certain other circumstances. The preferred stock will be entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock and holders of the preferred stock will have no voting rights except as required by applicable law.

16.	Series F Convertible Preferred Stock

In connection with the July 1, 2009 amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000, we issued 871,763 shares of our Series F Convertible Preferred Stock.   The 871,763 shares of Series F Preferred Stock issued to DMRJ are convertible at the option of DMRJ into 15% of our common stock, calculated on a fully diluted basis.

If we do not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we were required to issue to DMRJ 774,900 additional shares of Series F Preferred Stock, such that all of the Series F Preferred Stock then held by DMRJ will be convertible into 25% of our common stock, calculated on a fully diluted basis. DMRJ extended the August 31, 2009 due date for us to obtain net proceeds of at least $3,000,000 to October 1, 2009.  As of October 1, 2009, we have not obtained the required net proceeds of at least $3,000,000 and have issued 774,900 additional shares of Series F Preferred Stock to DMRJ.  In addition, for so long as the note or the amended and restated senior secured convertible promissory note issued to DMRJ as of December 10, 2008 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issues to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which the Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of us on a fully diluted basis after such issuance as immediately prior thereto.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have recorded the fair value of the Series F Preferred Stock of approximately $378,000 against the senior secured convertible promissory note, which is accreted to the note over the life of the note.  The fair value of the Series E Preferred Stock is equal to the fair value of the Company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%.  For the three months ended September 30, 2009, $213,000 was accreted to the note and is recorded as interest expense on our statement of operations.

17.	Stockholders’ Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ Group, LLC, we issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  In consideration of DMRJ Group LLC execution of the Consent Letter, on March 12, 2009, we entered into an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18 and recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which is accreted to the note over the life of the note.

As of September 30, 2009, there were warrants outstanding to purchase 3,241,217 shares of our common stock at exercise prices ranging from $0.09 to $12.45 expiring at various dates between October 14, 2009 and June 27, 2015.

We did not issue shares of common stock during the three months ended September 30, 2009 and 2008, as a result of the exercise of options by our employees and consultants.

Employee Stock Purchase Plan

During the three months ended September 30, 2008, we issued 31,147 shares of our common stock to our employees pursuant to the terms of the 2006 Employee Stock Purchase Plan (the “ESPP”).  There were no shares issued pursuant to the terms of the ESPP during the three months ended September 30, 2009.

Treasury Stock and Other Transactions

In June 2004, the Board authorized us to repurchase up to 300,000 shares of our common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of September 30, 2009 and June 30, 2009, 10,545 shares were held in treasury at cost.  During each of the three months ended September 30, 2009 and 2008, we repurchased no shares of our common stock.  As of September 30, 2009, the maximum number of shares authorized to be repurchased were 289,455.

18.	Income Taxes

We use the liability method to accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

For the three months ended September 30, 2009 and 2008, we provided for no taxes as we have significant net loss carryforwards.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Investment in CorNova

On December 10, 2008, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc. to DMRJ Group LLC in lieu of commitment fees, closing fees and other transaction related fees in connection with our issuance of the senior secured convertible promissory note (See Note 13).  As a result, $123,000 representing unrealized losses of our share of CardioTech stock owned by CorNova which had been recorded as a separate component of equity in other accumulated comprehensive loss were realized and recorded to other expense in the statement of operations in the year ended June 30, 2009.  In addition, we recorded a $468,000 gain on the transfer of our investment in the CorNova common stock to other income in the statement of operations in the year ended June 30, 2009.  Prior to the transfer of the CorNova shares, our ownership interest in CorNova was 15%.  As of September 30, 2009 and June 30, 2009, our investment in CorNova was $0.

We had historically accounted for our investment in CorNova, an unconsolidated subsidiary, under the equity method, due in part, to the significant influence we had over CorNova resulting from Dr. Anthony J. Armini serving on CorNova’s Board of Directors.  Dr. Armini served as our President and Chief Executive Officer, resigning from both positions on September 27, 2007.  As a result of Dr. Armini’s resignation in September 2007, the equity method was no longer appropriate and the cost method was used.

20.	Commitments and Contingencies

We lease manufacturing, research and office space in Wilmington, MA, the lease of which expires on December 31, 2009.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We lease a facility in Sunnyvale, CA, which lease expires in September 2010.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, we executed a sublease agreement for one of our California facilities.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, CA, which lease was renewed and expires on January 31, 2012.  Total rent expense, including assessments for maintenance and real estate taxes for the three months ended September 30, 2009 and 2008, for both continuing and discontinued operations was $126,000 and $378,000, respectively.

In conjunction with the acquisition of Accurel, in March 2005, we recorded a lease liability of $829,000.  This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, had the lease been negotiated under current market conditions.  Subsequently, as a result of the sale of Accurel, we have recorded an additional liability of $487,000 representing that portion of the lease in excess of the sublease arrangement between Accurel Systems and Evans Analytical Group, LLC.  The balance of the lease liability on September 30, 2009 is $451,000 which is included in current liabilities.

In April 2009, Silicon Valley CA-I, LLC, the lessor of such property to Accurel, filed suit against Accurel and Evans in the Superior Court of the State of California, County of Santa Clara, alleging nonpayment of rent. On June 24, 2009, Accurel entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that are past due under the lease, plus monthly rents owing under the lease, less the payment that Evans is required to make under the terms of the settlement agreement.  Accurel is required to pay such amount on or before September 4, 2009.   On September 4, 2009, Accurel remitted the settlement payment.  In accordance with the release and settlement agreement, provided that Accurel and Evans have complied with the terms of the lease and payment in accordance with the agreement, the lessor has agreed to dismiss the suit on or before September 14, 2009 and Accurel will have no further obligations or liabilities to the lessor.  As of November 12, 2009, the suit had not been dismissed.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of June 30, 2009, the balance due is approximately $27,000 and is included in current liabilities.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Financial Information By Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker or decision making group, in determining how to allocate resources and in accessing performance.  Our chief operating decision making group is composed of the chief executive officer and members of senior management.  Based on qualitative and quantitative criteria, we have determined that we operate within one reportable segment, which is the Security Products Segment.

22.	Discontinued Operations

Core Systems

The accompanying condensed consolidated balance sheets as of June 30, 2008 and statements of operations for the three months ended September 30, 2009 and 2008 of C Acquisition Corp., our former wholly-owned semiconductor subsidiary, which has operated under the name Core Systems, are presented as discontinued operations.  Our Board of Directors approved a plan to sell Core Systems in February 2008.  We has (i) eliminated Core Systems’ financial results from our ongoing operations, (ii) determined that Core Systems, which operated as a separate subsidiary, was a separate component of our aggregated business as, historically, management reviewed separately the Core Systems financial results and cash flows apart from our ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Core Systems or cash flows from Core Systems after the sale.

Condensed results of operations relating to Core Systems for the three months ended September 30, 2008 are as follows:

Three Months Ended
September 30,
2008

Revenues	$1,506,000
Gross profit	295,000
Operating income	17,000
Non-operating expense	(1,000)
Income from discontinued operations	$16,000

Medical Business Unit

The accompanying condensed consolidated balance sheets and statements of operations present the results of the Medical Business Unit as discontinued operations.

Condensed results of operations relating to the Medical Business Unit for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended
	September 30,
	2009	2008
Revenues	$-	$357,000
Gross profit	(20,000)	43,000
Operating (loss) income	(20,000)	43,000
Gain on sale of assets	-	931,000
(Loss) income from discontinued operations	$(20,000)	$974,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of the gain on sale of medical business unit assets, recorded in the statement of operations for the year ended September 30, 2008 is as follows:
Three Months Ended
September 30,
2008
Proceeds	$1,145,000
Direct costs	20,000
Net proceeds	1,125,000
Net book value of assets sold	194,000
Gain on sale of assets	$931,000

The assets and liabilities of the Medical Business Unit as of September 30, 2009 and June 30, 2009 are as follows:

	September 30,	June 30,
	2009	2009
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$2,000	$51,000
Inventories	103,000	118,000
Total assets of discontinued operations	$105,000	$169,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$79,000	$96,000
Accrued expenses	-	11,000
Total liabilities of discontinued operations	$79,000	$107,000

23.	Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities.  Each of these matters is subject to various uncertainties.

Evans Analytical Group LLC

In conjunction with the May 2007 sale of our Accurel business to Evans Analytical, Accurel entered into a sublease of its facility to Evans.  In April 2009, Silicon Valley CA-I, LLC, the lessor of such property to Accurel, filed suit against Accurel and Evans in the Superior Court of the State of California, County of Santa Clara, alleging nonpayment of rent. On June 24, 2009, Accurel and Evans entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that are past due under the lease, plus monthly rents owing under the lease, less the payment that Evans is required to make under the terms of the settlement agreement.  Accurel was required to pay such amount on or before September 4, 2009.   On September 4, 2009, Accurel remitted the settlement payment.  In accordance with the release and settlement agreement, provided that Accurel and Evans have complied with the terms of the lease and payment in accordance with the agreement, the lessor has agreed to dismiss the suit on or before September 14, 2009, and Accurel will have no further obligations or liabilities to the lessor.  As of November 12, 2009, the suit had not been dismissed.

We may, from time to time, be involved in other actual or potential proceedings that it considers to be in the normal course of our business.  We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”).  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report.  Important factors that could cause actual results to differ from our predictions include those discussed under this “Management’s Discussion and Analysis” and under "Risk Factors."  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  We urge readers to review carefully the risk factors described in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as amended, and in the other documents that we file with the Securities and Exchange Commission.  You can read these documents at www.sec.gov.

Overview

We develop, manufacture and sell sophisticated sensors and systems for the Security, Safety and Defense (“SS&D”) industries.  A variety of technologies are currently used worldwide in security and inspection applications.  In broad terms, the technologies focus on detection in two major categories: (i) the detection of “bulk” contraband, which includes materials that would be visible to the eye, such as weapons, explosives, narcotics and chemical agents; and (ii) the detection of “trace” amounts of contraband, which includes trace particles or vapors of explosives, narcotics and chemical agents.  Technologies used in the detection of “bulk” materials include computed tomography, transmission and backscatter x-ray, metal detection, trace detection and x-ray, gamma-ray, passive millimeter wave, and neutron analysis.  Trace detection techniques include mass spectrometry, gas chromatography, chemical luminescence, or ion mobility spectrometry.

We have developed proprietary technologies used in explosives trace detection (“ETD”) applications and market and sell handheld and bench top ETD systems that use our proprietary ETD technologies.  Our products are marketed and sold to a growing number of locations domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, vehicles, other objects and people for the detection of trace amounts of explosives.

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

In October 2004, we acquired Core Systems Inc., a privately-held semiconductor wafer processing company located in Sunnyvale, California for $7,486,000 in cash and common stock of the Company.  In February 2008, our Board approved a formal plan to sell Core as part of our strategic initiative to focus on our security business.  For the three months ended September 30, 2008, the operations of Core have been recorded in our statements of operations as discontinued operations.

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

 In February 2008, Evans filed suit requesting rescission of the acquisition agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrowed funds pending resolution of the lawsuit.  On March 27, 2009, we announced the settlement of this litigation and the mutual release by the Company and Evans of all claims related to the sale of Accurel.  In settling this litigation, we agreed to pay Evans damages in the amount of approximately $5,700,000 by (i) agreeing to release to Evans approximately $700,000 that had been held in escrow since the time of the closing and (ii) issuing to Evans 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.  Please see more detailed discussions of the Evans matter in Notes 15 and 23 to our consolidated financial statements.

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

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain of the assets related to our brachytherapy products and divested our prostate seed and medical software businesses.  In March 2008, we informed our medical coatings customers of our intention to discontinue coating operations by the end of the 2008 calendar year. During the three months September 30, 2008 we sold certain assets associated with our medical coatings and ion implantation businesses.  As of September 30, 2009 and June 30, 2009, the assets and liabilities of the Medical Business Unit have been recorded on our balance sheet as held-for-sale.  For the three months ended September 30, 2009 and 2008, the operations of the Medical Business Unit have been recorded in our statements of operations as discontinued operations.

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

In April 2008, we acquired all of the capital stock of Ion Metrics, Inc., located in San Diego, California.  Ion Metrics develops mass sensor systems to detect and analyze chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  Ion Metrics' miniaturized devices and system designs provide high performance and reliability in combination with low manufacturing costs.  Ion Metrics' operating results have been included in our  statement of operations commencing on April 10, 2008.

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

Our vortex is similar to a miniature tornado.  A hollow spinning cylinder of air flowing outward surrounds and protects an inner vacuum flowing inward.  This vortex sampling technology enables particles released within the vortex, or blown into it, to be transported with high efficiency to a collection filter.

Long-Life Sample Trap

Once particles have been liberated from the surface being interrogated, the particles are transported to our innovative trapping filter, which is an ultra-fine stainless steel woven mesh.  The trapping filter has a long usable life, which could span several years, requiring inexpensive, routine maintenance.  We believe the trapping filter provides an innovative solution to the more costly consumables used by several of our competitors engaged in ETD using contact methodology for sampling and detection.

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

When detecting a threat substance, the QS-H150 rapidly alarms.  This real-time detection limits equipment contamination and allows for fast clear-down.  Operation and maintenance are cost-effective.  Since there is no requirement for dopants, calibration consumables or verification consumables, the overall cost of consumables is minimized.  Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  No radioactive material used in the QS-H150, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues.

Quantum SnifferTM QS-B200 Benchtop Explosives Detector

The QS-B200 Benchtop Explosives Detector uses dual IMS with non-radioactive ionization for the detection and identification of a wide range of military, commercial, and improvised explosives.  The QS-B200 has automatic and continuous self-calibration.  It monitors its environment, senses changes that would affect its accuracy, and re-calibrates accordingly.  For detection, the sample is collected with a standard trap, ionized, and analyzed via IMS.  The presence of a threat is indicated by a visible and audible alarm, and the substance is identified and displayed on the integrated touch screen display.  Users may save data locally, print via a built-in thermal printer, or send data through standard interfaces such as USB, LAN, etc.  Multi-level password-protected data security is standard.  We believe that the operation and maintenance of the QS-B200 are extremely cost-effective. Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  No radioactive material is used in the QS-B200, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues.

Products Under Development

Quantum SnifferTM QS-H300 Air Cargo Screening System

With the assistance of funding from the U.S. Department of Homeland Security ("DHS"), we have developed a hand sampler detector that utilizes our proprietary jetted vortex collector for non-contact collection of trace particulate materials.  We believe the hand sampler, which will be a compact, lightweight device, could significantly improve explosives detection capabilities while also being very user friendly.  Our non-contact method could prove to be more effective than traditional contact sample collection methods, and at a much lower cost to users.  This improved sampling process has applicability for use in detecting trace amounts of explosives found on a wide range of objects such as carry-on luggage, parcels, packages and cargo.  In addition, multiple handheld sampling units could be systematically deployed in concert with a centralized trace explosives detection system to improve efficiency and increase the number of articles screened.  We believe this product could usher in a new way of thinking about how cargo and other items can be properly examined in a cost-effective and user friendly manner.  We introduced the QS-H300 at the AVSEC 2008 exhibition in Seoul, South Korea in November 2008.

Miniature Mass Spectrometer

We initially developed our own proprietary ion mobility spectrometer.   We believe that as market demand grows for greater precision of substance identification and the list of substances to be detected increases, more advanced detectors will be required.

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

Manufacturing Operations

We manufacture our security products primarily through a sole source contract manufacturer located locally in Worcester, Massachusetts.  We believe our strategy to outsource manufacturing reduces manufacturing costs, improve scheduling flexibility, and allow us to focus our internal resources and management on product development, marketing, sales and distribution.  We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses our judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.  There has been no change to our critical accounting policies through the fiscal quarter ended September 30, 2009.

Results of Operations

Three Months Ended September 30, 2009 vs. September 30, 2008

Revenues

Security revenues for the three months ended September 30, 2009 were $1,820,000 as compared with $5,948,000 for the comparable prior year period, a decrease of $4,128,000 or 69.4%.  Revenue from security products for the three months ended September 30, 2009 were $1,635,000 as compared with $5,302,000 for the comparable prior year period, a decrease of $3,667,000 or 69.2%.  Revenue from government-funded contracts for the three months ended September 30, 2009 were $185,000 as compared with $646,000 for the comparable prior year period, a decrease of $461,000 or 71.4%.  The decrease in security revenue is primarily a result of a decrease in the number of units sold of our explosives detection products during the three months ended September 30, 2009 as compared to comparable prior year period.  In the period, we made significant shipments of our handheld explosives detection equipment to a customer in China aggregating approximately $4,169,000 in sales, which shipments coincided with security preparations for the Beijing Olympics. Revenue from government contracts decreased due to the expiration of several contracts in the three-month period ended September 30, 2009 which could result in reduced government contract revenues in fiscal 2010, unless we are successful in securing additional government contracts. We will continue to pursue these grants and contracts to support our research and development efforts in the areas of trace explosives detection.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2009 were $979,000 as compared with $3,172,000 for the comparable prior year period, a decrease of $2,193,000 or 69.1%.  The decrease in cost of revenues is primarily a result of the decrease in unit sales of security product in the three months ended September 30, 2009.

Gross Margin

Gross margin for the three months ended September 30, 2009 was $841,000 or 46.2% of security revenues as compared with gross margin of $2,776,000 or 46.7% of security revenues for the comparable prior year period.  The decrease in gross margin is a result of competitive pricing pressures and increased per unit manufacturing overhead, as overhead costs were allocated to a reduced volume.

Research, Development and Regulatory Expenses

Research and development expense for the three months ended September 30, 2009 was $595,000 as compared with $1,020,000 for the comparable prior year period, a decrease of $425,000 or 41.7%.  We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  The decrease in research and development expenses in the three months ended September 30, 2009 is due primarily to decreased payroll and related fringe benefits costs resulting from a reduction in personnel and reduced engineering consulting fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 was $1,227,000 as compared with $2,366,000 for the comparable prior year period, a decrease of $1,139,000, or 48.1%.  The decrease in selling, general and administrative expenses is due primarily to decreased payroll and related fringe benefits costs resulting from a reduction in personnel, decreased variable selling expenses due to the significant decrease in sales of our security products and decreased legal and audit fees, partially offset by an increase in loan financing fees.

Other Income and Expense, Net

For the three months ended September 30, 2009, we recorded other expense, net of $648,000 as compared with other expense, net of $24,000, for the comparable prior year period, an increase of $624,000.  The increase in other expense, net, is primarily a result of an increase in interest expense of $634,000 due to increased borrowings under our senior secured convertible promissory note and under our credit facility with DMRJ Group, LLC and to higher interest rates on these borrowings.  Interest income increased $10,000 to $18,000, in the three months ended September 30, 2009 from $8,000, for the comparable prior year period, due to interest income associated with the note receivable issued to us as part of the Core asset sale.

Loss from Continuing Operations

Loss from continuing operations for the three months ended September 30, 2009 was $1,629,000 as compared with a loss of $634,000 for the comparable prior year period, an increase of $995,000, or 156.9%.  The increase in loss from continuing operations is due primarily to decreased sales of our security products and an increase in interest expense, offset partially by a decrease in operating expenses.

Preferred Distribution, Dividends and Accretion

Preferred distribution, dividends and accretion on the Series D Convertible Preferred Stock for the three months ended September 30, 2009 was $0 as compared with $189,000 for the comparable prior year period, a decrease of $189,000.  The Series D Preferred Stock was extinguished on December 10, 2008.

Income (Loss) from Discontinued Operations

The net loss from discontinued operations for the three months ended September 30, 2009 was $20,000 as compared with income from discontinued operations of $990,000 for the comparable prior year period, a decrease of $1,010,000.  The net loss from discontinued operations for the three months ended September 30, 2009 is composed of operating loss of $20,000 from our medical reporting unit.  Income from discontinued operations for the three months ended September 30, 2008 includes: (i) income of $43,000 from operations of our medical reporting unit, (ii) income of $16,000 from the operations of semiconductor business, and (iii) a gain on sale of assets of our medical reporting unit of approximately $931,000.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $332,000 of cash and cash equivalents, an increase of $332,000 when compared with a balance of $0 as of June 30, 2009.  On December 10, 2009, we must repay in full our obligations to DMRJ under an amended and restated senior secured promissory note issued to DMRJ as of December 10, 2008, under a second secured promissory note issued on July 1, 2009 and under a revolving credit facility established on September 4, 2009.  As of September 30, 2009, our obligations under the two senior notes and under the revolving credit facility were $4,600,000, $1,000,000 and $1,833,000, respectively.  Each of these notes and the credit facility are described in more detail below.  As of November 12, 2009 our obligation to DMRJ under the two senior notes and under the revolving credit facility were $4,600,000, $1,000,000 and $2,127,000, respectively.

During the three months ended September 30, 2009 we had net cash outflows of $2,529,000 from operating activities of continuing operations as compared to net cash inflows from operating activities of continuing operations of $973,000 for the comparable prior year period.  The $3,502,000 decrease in net cash used in operating activities of continuing operations during the three months ended September 30, 2009, as compared to the comparable prior year period, was primarily a result of (i) an increase in our loss from operations of $995,000 due to lower sales of our security products, (ii) a decrease in accounts payable of $1,100,000 due to the payment of outstanding obligations and, (iii) a decrease of $988,000 in deferred revenue due primarily due the timing of customer advance payments.  For the three months ended September 30, 2009, we had net cash inflows of $16,000 from operating activities of discontinued operations, compared with net cash inflows of $223,000 from operating activities of discontinued operations for the comparable prior year period, a decrease of $207,000, due primarily to a increase in the loss from discontinued operations and a decrease in cash provided by accounts receivable in the three months ended September 30, 2009.

During the three months ended September 30, 2009 we had net cash inflows of $17,000 from investing activities of continuing operations as compared to net cash inflows of $1,001,000 from investing activities of continuing operations for the comparable prior year period.  The $984,000 decrease in net cash provided by investing activities of continuing operations during the three months ended September 30, 2009, as compared to the comparable prior year period, was primarily a result of cash provided from the sale of assets of our medical business unit.  For the three months ended September 30, 2009, we had no net cash outflows from investing activities of discontinued operations, compared to net cash outflows of $18,000 from investing activities of discontinued operations for the comparable prior year period, due primarily to a decrease in cash used to purchase property and equipment.

During the three months ended September 30, 2009 we had net cash inflows of $2,828,000 from financing activities of continuing operations as compared to net cash outflows of $577,000 from financing activities of continuing operations for the comparable prior year period.  The $3,405,000 increase in net cash from financing activities of continuing operations during the three months ended September 30, 2009, as compared to the comparable prior year period, was primarily a result of $1,000,000 in cash provided by the issuance of a senior secured note to DMRJ in July 2009 and $1,833,000 in cash provided by the temporary credit facility provided by DMRJ in September 2009.  During the three months ended September 30, 2008, we used $337,000 to pay dividends and redeem our Series D Preferred Stock and used $264,000 to reduce our obligations to Bridge Bank under our term note and revolving credit facility. For the three months ended September 30, 2009, we had no net cash outflows from financing activities of discontinued operations compared with net cash outflows of $1,000 from financing activities of discontinued operations for the comparable prior year period, due to decreased principal payments of capital lease obligations.  We expect that the absence of cash flows from our discontinued operations will not have a negative impact on our future liquidity and capital resources.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note bears interest at 11.0% per annum and is collateralized by all of our assets.  The effective interest rate on the note is approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc., a privately-held devlopment stage medical device company, to DMRJ.  The note, which has been amended and restated, as described below, was originally convertible in whole or in part at the option of DMRJ into shares of our common stock at a conversion price of $0.26 per share.

We valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrant, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 98.4%, risk-free interest rate of 2.29%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International, upon the release of such funds.  DMRJ waived that requirement in connection with the Evans litigation settlement.

On March 12, 2009, we entered into a letter agreement with DMRJ pursuant to which we were granted access to $250,000 of previously restricted cash out of funds held in a blocked account.  The effect of the letter agreement made $250,000 available to us until the close of business on April 14, 2009. In consideration of the letter agreement, on March 12, 2009, we issued an amended and restated senior secured convertible promissory note and amended and restated warrant to DMRJ to purchase shares of common stock, which replaced the note and warrant issued on December 10, 2008.  The terms of the amended and restated note and the amended and restated warrant are identical to the terms of the original note and warrant, except that the amended instruments reduced the initial conversion price of the original note from $0.26 to $0.18 and reduced the initial exercise price of the original warrant from $0.26 to $0.18.

The remaining principal balance of the amended and restated note, together with outstanding interest, is due and payable on December 10, 2009.

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if we are the surviving entity; against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business and excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that we have authorized or reserved for the purpose of issuance, 150% of the aggregate number of shares of our common stock issuable upon exercise of the warrant, that we maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00.  As of September 30, 2009, our current ratio was 0.21 to 1.00, the aggregate dollar amount of all of our accounts payable exceeded 100 days past due and the minimum cash balance required to be maintained in the blocked account was less than the required minimum of $500,000.  As such, we are not in compliance with the required current ratio and accounts payable financial covenants and have not complied with the requirement to maintain a minimum of $500,000 in the blocked account.  We have requested a waiver for these events of noncompliance.  If we are unable to obtain a waiver of such noncompliance, DMRJ may declare the entire unpaid principal balance, together with all interest accrued thereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on our liquidity and financial condition and could force us to curtail or discontinue all of our operations and/or file for protection under bankruptcy laws.

On July 1, 2009, we entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000.

The note bears interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, will be due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by us of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, at our option, DMRJ may require us to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving us; (ii) the sale or transfer of more than 50% of our assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by us, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to us of more than $500,000; provided however, that DMRJ may not require us to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and in August 2009, we engaged Pickwick Capital Partners to market our Company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued such additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the note or the amended and restated senior secured convertible promissory note issued to DMRJ as of December 10, 2008 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which the Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of us on a fully diluted basis after such issuance as immediately prior thereto.
After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to “full ratchet” antidilution protection in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of Common Stock) at a price below $.08 per share. “Full ratchet” antidilution protection completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event. The anti-dilution protection will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

The Series F Preferred Stock is entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock. In the event of any liquidation, dissolution or winding up of our Company, the holders of the Series F Preferred Stock will be entitled to be paid an amount equal to $.08 per share of Series F Preferred Stock, plus any declared but unpaid dividends, prior to the payment of any amounts to the holders of our Series E Convertible Preferred Stock or common stock by reason of their ownership of such stock.

The holders of the Series F Preferred Stock have no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the Series F Preferred Stock, we may not (i) amend, alter or repeal any provision of our Amended and Restated Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series F Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of our equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

On August 5, 2009, we entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued DMRJ a bridge note in the principal amount of $700,000.  The note bears interest at the rate of 25% per annum. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was due and payable on August 17, 2009.  The outstanding principal balance and interest due under this bridge note was paid on September 4, 2009.

On September 4, 2009, we entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided us with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, we issued a promissory note to DMRJ evidencing our obligations under the credit facility. Each of our subsidiaries guaranteed our obligations under the credit facility. Our obligations and our subsidiaries' obligations are secured by grants of first priority security interests in all of our respective assets. In addition, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

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

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.  For the period September 4, 2009 through September 30, 2009, we experienced a net loss and no such payments were due or payable to DMRJ as of September 30, 2009.

Upon the closing of the credit facility, we requested and were granted an initial advance of approximately $1,633,000, of which we used approximately $715,000 to repay all of our outstanding indebtedness to DMRJ pursuant to the bridge note issued to DMRJ on August 5, 2009, and approximately $548,000 to retire certain obligations owed to other parties. We used the balance of the initial advance for working capital and ordinary course general corporate purposes.

As of September 30, 2009, our obligations to DMRJ under the amended and restated senior secured promissory note, the second senior secured promissory note and under the credit facility approximated $4,600,000, $1,000,000 and $1,833,000, respectively.  Further, as of September 30, 2009, our obligation to DMRJ for accrued interest under the amended senior secured promissory note and under the credit facility approximated $108,000. All such amounts will become due and payable on December 10, 2009. The failure to refinance this indebtedness or otherwise negotiate extensions of our obligations to DMRJ would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require us to seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

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

Based on the current sales, expense and cash flow projections, advances on our line of credit, proceeds from certain expected sales of assets, and the ability to raise additional capital, management believes it has plans in place to fund operations through December 10, 2009 and, if we are successful in refinancing our obligations to DMRJ, for the near future.  If we are successful in refinancing these obligations, there can still be no assurances that sales will materialize as forecasted, management will be successful in executing its business plan and/or any capital we raise will be sufficient to fund operations indefinitely.  Management will therefore continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through our lending institutions.  Future expenditures for research and product development are discretionary and can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2009 we had an irrevocable standby letter of credit outstanding in the approximate amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for product shipped in the first quarter of fiscal 2009.  The letter of credit expires on July 31, 2010.

As of September 30, 2009, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)”, a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles in the United States ("GAAP"), other than rules and interpretive releases issued by the Securities and Exchange Commission.  The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009.  Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issue Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

Accounting Standards Updates—In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities.”  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. We do not currently believe that the adoption of this update will have any effect on our consolidated financial position and results of operations.

In September 2009, an update was made to “Fair Value Measurements and Disclosures — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for interim and annual periods ending after December 15, 2009. We are currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position and results of operations.

In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.”  This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4T.	Controls and Procedures

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4T for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

In conjunction with the May 2007 sale of our Accurel business to Evans Analytical, Accurel entered into a sublease of its facility to Evans.  In April 2009, Silicon Valley CA-I, LLC, the lessor of such property to Accurel, filed suit against Accurel and Evans in the Superior Court of the State of California, County of Santa Clara, alleging nonpayment of rent. On June 24, 2009, Accurel and Evans entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that are past due under the lease, plus monthly rents owing under the lease, less the payment that Evans is required to make under the terms of the settlement agreement.  Accurel was required to pay such amount on or before September 4, 2009.   On September 4, 2009, Accurel remitted the settlement payment.  In accordance with the release and settlement agreement, provided that Accurel and Evans have complied with the terms of the lease and payment in accordance with the agreement, the lessor has agreed to dismiss the suit on or before September 14, 2009, and Accurel will have no further obligations or liabilities to the lessor.  As of November 12, 2009, the suit had not been dismissed.

Except as disclosed under Item 3 of our Annual report on Form 10-K, as amended, for the fiscal year ended June 30, 2009, we are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our business, assets or results of operations.

Item 1A.	Risk Factors

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009.

We will be required to repay our borrowings from DMRJ Group LLC  on December 10, 2009.

We will be required to repay all of our borrowings from DMRJ Group LLC on December 10, 2009.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of September 30, 2009, the outstanding balance due to DMRJ under two senior secured promissory notes and a revolving credit facility were $4,600,000, $1,000,000 and $1,833,000, respectively.  If we are unable to repay these amounts as required, refinance our obligations to DMRJ, or negotiate extensions of these obligations, DMRJ may seize our assets and we may be forced to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

We are in default of certain financial covenants related to the senior secured promissory note issued to DMRJ Group LLC.  If we are unable to obtain a waiver from DMRJ, then DMRJ may declare the entire unpaid principal balances of all of our obligations to DMRJ, together with all interest accrued thereon, plus fees and expenses, due and payable.

As of September 30, 2009 we were not in compliance with certain financial covenants in our senior secured convertible promissory note payable to DMRJ.  We have requested a waiver for these defaults. If we do not receive this waiver, or if we are unable to  comply with the financial covenants to DMRJ in the future and if we are unable to obtain a waiver of any such noncompliance, we could be required to pay interest at a default rate equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance of our obligations.  In addition, DMRJ may declare the entire unpaid principal balance of our obligations to it, together with all interest accrued thereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on our liquidity and financial condition and could force us to curtail or discontinue all of our operations and/or file for protection under bankruptcy laws.

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on the business.

Management continually evaluates plans to reduce our operating expenses, increase sales and increase our cash flow from operations.  Despite our current sales, expense and cash flow projections, we will require additional capital in the second quarter of fiscal 2010 to fund operations and continue the development, commercialization and marketing of our products.  Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms, would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2009 and October 1, 2009, we issued 871,763 and 774,900 shares of Series F Convertible Preferred Stock, respectively, to DMRJ Group LLC, pursuant to the First Amendment, dated July 1, 2009, to the Note and Warrant Purchase Agreement dated December 10, 2008. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

As of September 30, 2009 we were in violation of certain financial covenants under our senior secured convertible promissory note agreement DMRJ Group, LLC.  The covenants related to a minimum current ratio,  an accounts payable financial covenant and have not complied with the requirement to maintain a minimum of $500,000 in the blocked account.  We have requested a waiver for these covenant violation, however, we cannot be certain that a waiver will be granted.  As of November 12, 2009, our obligation under the senior secured promissory note and line of credit amounted $4,600,000, $1,000,000 and $2,127,000.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1 (1)	Credit Amendment, dated September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and DMRJ Group LLC.

10.2 (1)	Promissory Note, dated September 4, 2009, in the maximum principal amount of $3,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.

10.3 (1)
Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.4 (1)
Patent Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.5 (1)
Guaranty, dated as of September 4, 2009, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

10.6 (2)	First Amendment, dated July 1, 2009, to Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.

10.7 (2)	Senior Secured Promissory Note, dated July 1, 2009, in the principal amount of $1,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.

10.8 (2)
Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.9 (2)
Patent Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.10 (2)
Guaranty, dated as of December 10, 2008, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

31.1 (3)	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2 (3)	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1 (3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________

(1)         Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 4, 2009 and filed September 11, 2009.

(2)         Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 1, 2009 and filed July 8, 2009.

(3)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

By:  /s/ Glenn D. Bolduc
Glenn D. Bolduc
President, Chief Executive Officer and Chief Financial Officer

Dated:  November 13, 2009