Form 10-Q
period 2009-12-31
IMPLANT SCIENCES CORP
filed 2010-02-22
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of February 19, 2010, there were 22,124,195 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at December 31, 2009 and June 30, 2009	3
	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6-27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
	Signatures	48

Implant Sciences Corporation
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$25,000	$-
Restricted cash	537,000	664,000
Accounts receivable-trade, net of allowance of $96,000 and $65,000, respectively	115,000	201,000
Accounts receivable, unbilled	29,000	138,000
Note receivable	172,000	167,000
Inventories	241,000	561,000
Prepaid expenses and other current assets	216,000	518,000
Current assets held for sale	103,000	169,000
Total current assets	1,438,000	2,418,000
Property and equipment, net	212,000	276,000
Note receivable	671,000	766,000
Other non-current assets	18,000	68,000
Goodwill	3,136,000	3,136,000
Total assets	$5,475,000	$6,664,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Cash overdraft	$-	6,000
Senior secured convertible note	4,480,000	4,049,000
Senior secured note	1,000,000	-
Line of credit	1,819,000	-
Current maturities of long-term debt and obligations under capital lease	24,000	27,000
Notes payable	100,000	100,000
Payable to Med-Tec	55,000	56,000
Accrued expenses	1,796,000	1,968,000
Accounts payable	3,400,000	4,337,000
Current portion of long-term lease liability	-	334,000
Derivatives	-	-
Deferred revenue	191,000	428,000
Current liabilities held for sale	63,000	107,000
Total current liabilities	12,928,000	11,412,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	67,000	86,000
Long-term lease liability	-	84,000
Total long-term liabilities	67,000	170,000
Total liabilities	12,995,000	11,582,000

Commitments and contingencies

Series E Convertible Preferred Stock, $5 stated value; 1,000,000 shares
authorized, 1,000,000 shares outstanding (liquidation value $5,000,000)	5,000,000	5,000,000
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares
authorized, 1,646,663 shares outstanding (liquidation value $378,000)	378,000	-

Stockholders' (deficit) equity:
Common stock; $0.10 par value; 50,000,000 shares authorized; 17,634,740 and 17,624,195 at December 31, 2009 and 15,434,740 and 15,424,195 at June 30, 2009 shares issued and outstanding, respectively	1,763,000	1,543,000
Additional paid-in capital	61,452,000	61,290,000
Accumulated deficit	(75,951,000)	(72,678,000)
Deferred compensation	(89,000)	-
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' (deficit) equity	(12,898,000)	(9,918,000)
Total liabilities and stockholders' (deficit) equity	$5,475,000	$6,664,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Security products	$496,000	$1,207,000	$2,131,000	$6,509,000
Government contracts and services	107,000	312,000	292,000	958,000
	603,000	1,519,000	2,423,000	7,467,000
Cost of revenues	477,000	881,000	1,456,000	4,053,000
Gross margin	126,000	638,000	967,000	3,414,000
Operating expenses:
Research and development	576,000	751,000	1,171,000	1,771,000
Selling, general and administrative	842,000	1,561,000	2,069,000	3,927,000
Lease termination benefit	(384,000)	-	(384,000)	-
	1,034,000	2,312,000	2,856,000	5,698,000
Loss from operations	(908,000)	(1,674,000)	(1,889,000)	(2,284,000)
Other income (expense), net:
Interest income	14,000	12,000	32,000	20,000
Interest expense	(730,000)	(773,000)	(1,396,000)	(805,000)
Derivatives mark-to-market	-	-	-	-
Gain on transfer of investment	-	(123,000)	-	(123,000)
Realized losses in unconsolidated subsidiary	-	468,000	-	468,000
Total other income (expense), net	(716,000)	(416,000)	(1,364,000)	(440,000)
Loss from continuing operations	(1,624,000)	(2,090,000)	(3,253,000)	(2,724,000)
Preferred distribution, dividends and accretion	-	(18,000)	-	(207,000)
Loss from continuing operations applicable to common shareholders	(1,624,000)	(2,108,000)	(3,253,000)	(2,931,000)
Income (loss) income from discontinued operations, before sale of discontinued operations	-	7,000	(20,000)	997,000
Gain on sale of Core Systems	-	22,000	-	22,000
Net income (loss) from discontinued operations	-	29,000	(20,000)	1,019,000
Net loss applicable to common shareholders	$(1,624,000)	$(2,079,000)	$(3,273,000)	$(1,912,000)
Net loss	$(1,624,000)	$(2,061,000)	$(3,273,000)	$(1,705,000)

Loss per share from continuing operations, basic and diluted	$(0.10)	$(0.15)	$(0.21)	$(0.20)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.10)	$(0.15)	$(0.21)	$(0.21)
(Loss) income per share from discontinued operations, basic and diluted	$0.00	$0.00	$(0.00)	$0.07
Net loss per share applicable to common shareholders, basic and diluted	$(0.10)	$(0.15)	$(0.21)	$(0.14)
Net loss per share	$(0.10)	$(0.15)	$(0.21)	$(0.12)
Weighted average shares used in computing net loss per common share, basic and diluted	16,157,529	14,135,155	15,790,862	13,801,822

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For The Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,273,000)	$(1,705,000)
Less: Net (loss) income from discontinued operations	(20,000)	1,019,000
Loss from continuing operations	(3,253,000)	(2,724,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	67,000	145,000
Bad debt expense (recoveries)	28,000	4,000
Share-based compensation expense	79,000	147,000
Fair value of common stock issued to consultants	63,000	-
Loss on disposal of fixed assets	-	10,000
Non-cash interest expense	868,000	639,000
Fair value of warrants issued to non-employees	16,000	(21,000)
Warrant accretion on debt	71,000	17,000
Lease liability termination benefit	(384,000)	-
Derivatives mark-to-market	-	-
Realized losses in unconsolidated subsidiaries		123,000
Gain on transfer of investment		(468,000)
Interest income on note receivable		(6,000)
Changes in assets and liabilities, net of effect of divestitures:
Accounts receivable	167,000	(135,000)
Inventories	305,000	107,000
Prepaid expenses and other current assets	307,000	(331,000)
Cash overdraft	(6,000)	-
Accounts payable	(935,000)	778,000
Accrued expenses	(172,000)	(375,000)
Deferred revenue	(237,000)	39,000
Lease liability	-	(185,000)
Net cash used in operating activities of continuing operations	(3,016,000)	(2,236,000)
Net cash provided by operating activities of discontinued operations	17,000	36,000
Net cash used in operating activities	(2,999,000)	(2,200,000)
Cash flows from investing activities:
Purchases of property and equipment	(3,000)	(26,000)
Transfer from restricted funds, net	127,000	-
Proceeds from sale of property and equipment, net of transaction costs	-	1,457,000
Proceeds from the sale of Core Systems, net of transaction costs		1,080,000
Payments received on note receivable	90,000	375,000
Increase in other non-current assets	-	(14,000)
Net cash provided by investing activities of continuing operations	214,000	2,872,000
Net cash used in investing activities of discontinued operations	-	(28,000)
Net cash provided by investing activities	214,000	2,844,000
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	-	24,000
Proceeds from the issuance of Senior Secured Promissory Notes	1,000,000	4,484,000
Principal payment on Senior Secured Convertible Promissory Note		(1,000,000)
Dividends on Series D Convertible Preferred Stock	-	(52,000)
Payments on Series D Convertible Preferred Stock	-	(2,724,000)
Principal repayments of long-term debt and capital lease obligations	(9,000)	(299,000)
Net borrowings (repayments) on line of credit	1,819,000	(764,000)
Net cash provided by (used in) financing activities of continuing operations	2,810,000	(331,000)
Net cash used in discontinued operations	-	(1,000)
Net cash provided by (used in) financing activities	2,810,000	(332,000)
Net change in cash and cash equivalents	25,000	312,000
Cash and cash equivalents at beginning of period	-	412,000
Cash and cash equivalents at end of period	$25,000	$724,000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$160,000	$159,000

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

Sale of Medical Reporting Unit

In June 2007, we sold certain of the assets related to our brachytherapy products and divested the prostate seed and medical software businesses.  In March 2008, we informed our medical coatings customers of our intention to discontinue coating operations by the end of the 2008 calendar year.  During the six months ended December 31, 2008, under three separate asset purchase agreements, we sold certain assets of our medical coatings business, with gross proceeds aggregating approximately $1,590,000. The Medical Reporting Unit is reported as discontinued operations in the accompanying financial statements.

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

Risks and Uncertainties

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC, we require additional capital in the fourth quarter of fiscal 2010 to repay our senior secured convertible promissory note, secured promissory note and line of credit, each of which mature on June 10, 2010, to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the six months ended December 31, 2009, we reported a net loss applicable to common shareholders of $3,273,000, a loss from continuing operations of $3,253,000 and used $3,016,000 in cash from operations.  As of December 31, 2009, we had an accumulated deficit of approximately $75,951,000 and a working capital deficit of $11,490,000.  Management continually evaluates plans to reduce our operating expenses and increase our cash flow from operations.  Failure to achieve our projections may require us to seek additional financing or discontinue operations.

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of our handheld trace explosives detector product.  To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources during the next three months.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

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

We have experienced a reduction in security revenue in the six-month period ended December 31, 2009 as compared with the comparable prior year period, relating to a decline in unit sales of our trace explosives products. Security product sales tend to have a long sale cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we have implemented a new sales tool to assist in this effort.  However, there can be no assurance that these efforts will increase revenue.

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have experienced a decline in government contract revenue in the six month period ended December 31, 2009 as compared to the comparable prior year period, due to the expiration of several contracts in the six month period ended December 31, 2009.  Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June, August, October and November 2008, we entered into a series of amendments, waivers and modifications to our credit agreements with Bridge Bank, N.A., pursuant to which, in exchange for the payment by us of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced our credit line to $1,500,000 from $5,000,000, and extended the modified facility through December 10, 2008. On December 10, 2008, we used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 13) to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of December 31, 2009 and 2008, our obligation for borrowed funds under the credit facility amounted to $0.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note, which is collateralized by all of our assets, originally bore interest at 11.0% per annum.  The effective interest rate on the note as of the date of issuance was approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc., a privately-held development stage medical device company, to DMRJ.  The note, which has been amended and restated, as described below, was originally convertible in whole or in part at the option of DMRJ into shares of our common stock at a conversion price of $0.26 per share.

We valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrant, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 98.4%, risk-free interest rate of 2.29%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the Evans litigation.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The note, which has been amended, as described below, originally bore  interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by us of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, at our option, DMRJ may require us to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving us; (ii) the sale or transfer of more than 50% of our assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by us, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to us of more than $500,000; provided, however, that DMRJ may not require us to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued the additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the July 2009 note or the amended and restated senior secured convertible promissory note issued to DMRJ in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.  We calculated the value of the Series F Preferred Stock to be $378,000, which amount represents 25% of the fair value of the Company on the date of issuance based on the market capitalization as of that date.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 5, 2009, we entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued DMRJ a bridge note in the principal amount of $700,000.  The note bore interest at the rate of 25% per annum. The outstanding principal balance and all interest due under this bridge note was paid on September 4, 2009.

On September 4, 2009, we entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided us with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, we issued a promissory note to DMRJ evidencing our obligations under the credit facility. Each of our subsidiaries guaranteed our obligations under the credit facility. Our obligations and our subsidiaries’ obligations are secured by grants of first priority security interests in all of our respective assets. In addition, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

The note, which has been amended, as described below, originally bore interest at the rate of 25% per annum. Interest under the note is due on the first day of each calendar month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on December 10, 2009. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ. Subject to applicable cure periods, amounts due under the note are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the note; (ii) any failure to observe or perform any other condition, covenant or agreement contained in the note or certain conditions, covenants or agreements contained in the credit agreement; (iii) certain suspensions of the listing or trading of our common stock; (iv) a determination that any misrepresentation made by us to DMRJ in the credit agreement or in any of the agreements delivered to DMRJ in connection with the credit agreement were false or incorrect in any material respect when made; (v) certain defaults under agreements related to any of our other indebtedness; (vi) the institution of certain bankruptcy and insolvency proceedings by or against us; (vii) the entry of certain monetary judgments against us that are not dismissed or discharged within a period of 20 days; (viii) certain cessations of our business in the ordinary course; (ix) the seizure of any material portion of our assets by any governmental authority; and (x) our indictment for any criminal activity.

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.  For the period September 4, 2009 through December 31, 2009, we experienced a net loss and no such payments were due or payable to DMRJ as of December 31, 2009.

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

On December 20, 2009, we received written notice from DMRJ, stating that we were in default of our obligations under each of the promissory notes described above. On December 10, 2009, we failed to pay an aggregate of $7,505,678 in principal, together with approximately $149,292 of interest, due on such date to DMRJ upon the maturity of those notes.

As a result of these defaults, effective December 11, 2009, (i) the interest rate that we are obligated to pay to DMRJ under the promissory note issued in March 2009 automatically increased from 11% per annum to 2.5% per month (or the maximum applicable legal interest rate, if less); (ii) the interest rate that we are obligated to pay to DMRJ under the promissory note issued in July 2009 automatically increased from 2.5% per month to 3.0% per month (or the maximum applicable legal interest rate, if less); and (iii) the interest rate that we are obligated to pay to DMRJ under the promissory note issued in September 2009 increased from 25% per annum to 30% per annum (or the maximum applicable legal interest rate, if less). All such default interest is payable upon demand by DMRJ.

On December 31, 2009, we received written notice from DMRJ, withdrawing its December 20, 2009 default notice.  Also on December 31, 2009, DMRJ elected to convert $120,000 of the principal amount owed by us under one of the promissory notes into 1,500,000 shares of our common stock, at an adjusted conversion price of $.08 per share. DMRJ has subsequently converted additional portions of our indebtedness on similar terms. Under the promissory notes and related agreements, however, DMRJ may not convert any portion of the notes if the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by DMRJ at such time, would result in DMRJ beneficially owning in excess of 4.99% of the then issued and outstanding shares of common stock. DMRJ may waive such limitation by providing us with 61 days’ prior written notice.

As of December 31, 2009, our obligations to DMRJ under the amended and restated senior secured promissory note, the second senior secured promissory note and under the credit facility approximated $4,480,000, $1,000,000 and $1,819,000, respectively.  Further, as of December 31, 2009, our obligation to DMRJ for accrued interest under the amended senior secured promissory notes and under the credit facility approximated $282,000. All such amounts were due and payable on December 31, 2009.

On January 12, 2010, we entered into an omnibus waiver and first amendment to credit agreement and third amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $3,000,000 to $5,000,000; (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under (a) the March 2009 amended and restated promissory note, (b) the July 2009 promissory note and (c) the September 2009 revolving promissory note, was extended from December 10, 2009 to June 10, 2010; (iii) DMRJ waived all existing defaults under all of these promissory notes and all related credit agreements through the new maturity date of June 10, 2010; (iv) the interest rate payable on our obligations under each of the promissory notes was reduced to 15% per annum; (v) all arrangements pursuant to which we were to share with DMRJ any profits resulting from certain transactions was removed from the credit documents; (vi) we agreed to certain limitations on equity financings without DMRJ’s prior consent; and (vii) we agreed that we will not prepay more than $3,600,000 of the $5,600,000 of indebtedness owed to DMRJ under the March 2009 amended and restated promissory note without DMRJ’s prior consent.

The failure to refinance or otherwise negotiate extensions of our obligations to DMRJ would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under our agreements with Laurus Master Fund, Ltd. we were required to redeem our Series D Cumulative Redeemable Convertible Preferred Stock on a monthly basis, with the final redemption payment to be made in September 2008.  We received a waiver of the monthly redemption payments for the period December 2006 through August 2007 and, in September 2007, we resumed making monthly redemptions.  In September, 2008, Laurus agreed to extend the final redemption date to October 24, 2008 in exchange for a redemption payment of $250,000, including $22,000 of accrued dividends.  We did not meet our redemption obligation on October 24, 2008 and, on November 4, 2008, we amended our agreements with Laurus, effective as of October 31, 2008, to provide that the amount necessary to redeem in full the Series D Preferred Stock would be increased to $2,461,000, together with accrued and unpaid dividends.  Under these amendments, we agreed to make monthly redemption payments through a new final redemption date of April 10, 2009.  We redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed as of the October 31, 2008 redemption date by agreeing to issue 929,535 shares of our common stock, and redeemed the balance with a cash payment of $250,000.  On December 10, 2008, we used approximately $1,161,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 13) to redeem in full all of our outstanding Series D Preferred Stock.  In May 2009, we issued 929,535 shares of our common stock to an affiliate of Laurus completing the redemption of the Preferred Series D.  As of December 31, 2009 and 2008, our obligation to redeem the Series D Preferred Stock amounted to $0.

2.     Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of we have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2009 and cash flows for the six months ended December 31, 2009 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as amended, as of and for the year ended June 30, 2009.

The balance sheet at June 30, 2009 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include our operations in Massachusetts and California.

As a result of our decision to dispose of Core, the operating results of Core are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the six months ended December 31, 2008.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of our decision to dispose of the medical business unit, the assets and liabilities of the medical business unit are presented in the accompanying condensed consolidated balance sheet as assets and liabilities held for sale as of December 31, 2009 and June 30, 2009, and the operating results of the medical business unit are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three and six months ended December 31, 2009 and 2008.

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

Certain reclassifications were made to the financial statements for the three and six months ended December 31, 2008 to conform to the presentation for the three and six months ended December 31, 2009.

We have evaluated subsequent events after the balance sheet date through the date of filing of these financial statements with the SEC on February 21, 2010, for appropriate accounting and disclosure.

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

Our financial instruments at December 31, 2009 include cash equivalents, restricted cash, accounts receivable, note receivable, accounts payable and senior secured convertible promissory note. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, as included in Note 13, is based on the fair value of similar instruments.

4.     Restricted Cash

As of  December 31, 2009 and June 30, 2009, we had restricted cash of $537,000 and $664,000, respectively.  and consisted of the following:
	December 31,	June 30,
	2009	2009
Money market account	$439,000	$439,000
Blocked account deposit	98,000	225,000
	$537,000	$664,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The restricted cash of $439,000 held in a money market account collateralizes our performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for security product which shipped in the first quarter of fiscal 2009.

Pursuant to our agreement with DMRJ (See Note 13), we are required to maintain a balance of at least $500,000 in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement.  On December 16, 2008,  we deposited $500,000 into a bank account pursuant to the blocked account agreement.  On March 12, 2009, we entered into a letter agreement with DMRJ, pursuant to which DMRJ consented to grant us access to $250,000 out of the funds held in the blocked account for a period commencing on March 12, 2009 through, but not including, April 15, 2009 at which date we were required to maintain a minimum balance of not less that $500,000 in the blocked account.  On June 24, 2009, DMRJ consented to grant us access to an additional $25,000, which was redeposited into the account on July 8, 2009.  On July 16, 2009, DMRJ consented to the reduction in the minimum balance required to be maintained in the blocked account through September 3, 2009, after which time we were required to maintain a minimum balance of at least $500,000 in the blocked account.  On December 14, 2009, DMRJ consented to grant us access to the remaining $250,000 on deposit in the blocked account, of which $150,000 was applied against our  obligation to DMRJ under the line of credit.  As of December 31, 2009, DMRJ waived the requirement to maintain a deposit balance of at least $500,000 in such account. As of December 31, 2009, the balance in the blocked account was $0.

On September 4, 2009, we entered into an additional credit agreement with DMRJ. In connection with the credit agreement, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of December 31, 2009, the balance in the blocked account was $98,000.

5.     Stock Based Compensation

Our condensed consolidated statements of operations for the three months ended December 31, 2009 and 2008 include $36,000 and $33,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards.  Our condensed consolidated statements of operations for the six months ended December 31, 2009 and 2008 include $79,000 and $147,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards. As of December 31, 2009, the total amount of unrecognized stock-based compensation expense was approximately $199,000, which will be recognized over a weighted average period of 2.05 years.

As of December 31, 2009, there were options outstanding to purchase 3,250,538 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

6.     Related Party Transactions

The former chairman of Ion Metrics, Inc., which we acquired in April 2008, serves as a Managing Director of a merger and acquisition and management advisory firm that we previously engaged to market our wholly-owned subsidiary, Core Systems, and to assist with our efforts to acquire additional capital.  During the three and six months ended December 31, 2008, this advisory firm was paid $159,000 and $188,000, respectively. As of December 31, 2009, our obligation to the advisory firm was $0. Further, we have entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman.

Robert Liscouski, a member of our Board of Directors, serves as the head of strategic and business development programs at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the three and six months ended December 31, 2009, this advisory firm was paid $45,000 and $108,000, respectively.  As of December 31, 2009, our obligation to the advisory firm was $7,000.

On June 4, 2009, Michael Turmelle, a member of our Board of Directors loaned $100,000 to us (see Note 7).

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.     Notes Payable

On June 4, 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.  The loan bears interest at 10% and is unsecured.  The principal amount of the loan will be converted into preferred stock or any other equity securities upon the next completed equity financing. As of December 31, 2009 and June 30, 2009, our obligation under the note for borrowed funds amounted to $100,000.  As of December 31, 2009, our obligation to Mr. Turmelle for accrued interest approximated $6,000.

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

We have selected June 30th of each year as the date we perform our annual assessment to determine if goodwill is impaired. We completed our annual assessment at June 30, 2009 and determined there was no impairment of goodwill and no event indicating an impairment has occurred subsequent to June 30, 2009.  At December 31, 2009 and June 30, 2009, we had goodwill of $3,136,000.

Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce.  These assigned values are amortized over the period of time those cash flows are estimated to be produced.  We evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired.

Our intangible assets are being amortized over a period of twelve months, the estimated useful lives of the assets, from the date of acquisition, April 10, 2008.  Amortization expense for the three months ended December 31, 2009 and 2008 was $0 and $17,000, respectively.  Amortization expense for the six months ended December 31, 2009 and 2008 was $0 and $35,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.     Inventories

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.

Inventories consist of the following:

	December 31,	June 30,
	2009	2009
Raw materials	$204,000	$162,000
Work in progress	23,000	20,000
Finished goods	14,000	379,000
Total inventories	$241,000	$561,000

10.   Property and Equipment

Property and equipment consist of the following:
	December 31,	June 30,
	2009	2009
Machinery and equipment	$220,000	$221,000
Computers and software	353,000	353,000
Furniture and fixtures	8,000	8,000
Leasehold improvements	76,000	72,000
Equipment under capital lease	61,000	61,000
	718,000	715,000
Less: accumulated depreciation and amortization	506,000	439,000
	$212,000	$276,000

For the three months ended December 31, 2009 and 2008, depreciation expense was $33,000 and $56,000, respectively.  For the six months ended December 31, 2009 and 2008, depreciation expense was $67,000 and $110,000, respectively.

11.   Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2009	2009
Accrued compensation and benefits	$573,000	$731,000
Accrued taxes	493,000	479,000
Accrued legal and accounting	45,000	257,000
Accrued interest	288,000	9,000
Accrued warranty costs	151,000	196,000
Other accrued liabilities	246,000	296,000
	$1,796,000	$1,968,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of December 31, 2009 and 2008, all potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

13.   Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of December 31, 2009 and June 30, 2009 was approximately $55,000 and $56,000, respectively.

Revolving Credit Facility and Term Note

In June 2005, we executed a revolving credit facility for $1,500,000 with Silicon Valley-based Bridge Bank, N.A.  On January 3, 2007, the revolving credit facility was increased from $1,500,000 to $5,000,000.  In June, August, October and November 2008, we entered into a series of further amendments, waivers and modifications to our credit agreements with Bridge Bank, pursuant to which, in exchange for the payment by us of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced our credit line to $1,500,000 from $5,000,000, and the bank extended the modified facility through December 10, 2008.  On December 10, 2008, we used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note to DMRJ to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of December 31, 2009 and June 30, 2009, our obligation for borrowed funds under the credit facility amounted to $0.

Pursuant to the original loan agreement with Bridge Bank, we issued a seven-year warrant to purchase 18,939 shares of our common stock at a price of $2.64 per share.  The warrant, valued using the Black-Scholes model, was recorded at the relative fair value of $28,000 and accreted to the term note over the life of the note.  As of December 31, 2009, approximately $28,000 has been amortized.  Pursuant to an amendment to the loan agreement, we issued to the Bank a seven-year warrant to purchase up to 43,860 additional shares of our common stock at a price equal to $1.14 per share.  The warrant, valued using the Black-Scholes model, was recorded at the relative fair value of $29,000 and was charged to interest expense during the year ended June 30, 2008.

Senior Secured Convertible Promissory Note and Revolving Credit Facility

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note, which is collateralized by all of our assets, originally bore  interest at 11.0% per annum.  The effective interest rate on the note as of the date of issuance was approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 share of the common stock of CorNova, Inc., a privately-held development stage medical device company, to DMRJ.  The note, which has been amended and restated, as described below, was originally convertible in whole or in part at the option of DMRJ into shares of our common stock at a conversion price of $0.26 per share.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrant, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 98.4%, risk-free interest rate of 2.29%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the Evans litigation.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The note, which has been amended, as described below, originally bore interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by us of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, at our option, DMRJ may require us to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving us; (ii) the sale or transfer of more than 50% of our assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by us, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to us of more than $500,000; provided, however, that DMRJ may not require us to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued the additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the July 2009 note or the amended and restated senior secured convertible promissory note issued to DMRJ in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.  We calculated the value of the Series F Preferred Stock to be $378,000, which amount represents 25% of the fair value of the Company on the date of issuance based on the market capitalization as of that date.

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to “full ratchet” antidilution protection in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below $.08 per share. “Full ratchet” antidilution protection completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event. The anti-dilution protection will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.  The Series F Preferred Stock is convertible into common stock based in a formula whereby the original exercise price of $0.08 per share is divided by the then fair value of our common stock on the date of conversion and multiplied by tne.  As of the issuance date of the Series F Preferred Stock this calculation would have resulted in 16,466,630 shares of common stock.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 5, 2009, we entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued DMRJ a bridge note in the principal amount of $700,000.  The note bore interest at the rate of 25% per annum. The outstanding principal balance and all interest due under this bridge note was paid on September 4, 2009.

On September 4, 2009, we entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided us with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, we issued a promissory note to DMRJ evidencing our obligations under the credit facility. Each of our subsidiaries guaranteed our obligations under the credit facility. Our obligations and our subsidiaries’ obligations are secured by grants of first priority security interests in all of our respective assets. In addition, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

The note, which has been amended, as described below, originally bore interest at the rate of 25% per annum. Interest under the note is due on the first day of each calendar month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on December 10, 2009. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ. Subject to applicable cure periods, amounts due under the note are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the note; (ii) any failure to observe or perform any other condition, covenant or agreement contained in the note or certain conditions, covenants or agreements contained in the credit agreement; (iii) certain suspensions of the listing or trading of our common stock; (iv) a determination that any misrepresentation made by us to DMRJ in the credit agreement or in any of the agreements delivered to DMRJ in connection with the credit agreement were false or incorrect in any material respect when made; (v) certain defaults under agreements related to any of our other indebtedness; (vi) the institution of certain bankruptcy and insolvency proceedings by or against us; (vii) the entry of certain monetary judgments against us that are not dismissed or discharged within a period of 20 days; (viii) certain cessations of our business in the ordinary course; (ix) the seizure of any material portion of our assets by any governmental authority; and (x) our indictment for any criminal activity.

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.  For the period September 4, 2009 through December 31, 2009, we experienced a net loss and no such payments were due or payable to DMRJ as of December 31, 2009.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 20, 2009, we received written notice from DMRJ, stating that we were in default of our obligations under each of the promissory notes described above. On December 10, 2009, we failed to pay an aggregate of $7,505,678 in principal, together with approximately $149,292 of interest, due on such date to DMRJ upon the maturity of those notes.

As a result of these defaults, effective December 11, 2009, (i) the interest rate that we are obligated to pay to DMRJ under the promissory note issued in March 2009 automatically increased from 11% per annum to 2.5% per month (or the maximum applicable legal interest rate, if less); (ii) the interest rate that we are obligated to pay to DMRJ under the promissory note issued in July 2009 automatically increased from 2.5% per month to 3.0% per month (or the maximum applicable legal interest rate, if less); and (iii) the interest rate that we are obligated to pay to DMRJ under the promissory note issued in September 2009 increased from 25% per annum to 30% per annum (or the maximum applicable legal interest rate, if less). All such default interest is payable upon demand by DMRJ.

On December 31, 2009, we received written notice from DMRJ, withdrawing its December 20, 2009 default notice.  Also on December 31, 2009, DMRJ elected to convert $120,000 of the principal amount owed by us under one of the promissory notes into 1,500,000 shares of our common stock, at an adjusted conversion price of $.08 per share. DMRJ has subsequently converted additional portions of our indebtedness on similar terms. Under the promissory notes and related agreements, however, DMRJ may not convert any portion of the notes if the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by DMRJ at such time, would result in DMRJ beneficially owning in excess of 4.99% of the then issued and outstanding shares of common stock. DMRJ may waive such limitation by providing us with 61 days’ prior written notice.

As of December 31, 2009, our obligations to DMRJ under the amended and restated senior secured promissory note, the second senior secured promissory note and under the credit facility approximated $4,480,000, $1,000,000 and $1,819,000, respectively.  Further, as of December 31, 2009, our obligation to DMRJ for accrued interest under the amended senior secured promissory notes and under the credit facility approximated $282,000. All such amounts were due and payable on December 31, 2009.

On January 12, 2010, we entered into an omnibus waiver and first amendment to credit agreement and third amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $3,000,000 to $5,000,000; (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under (a) the March 2009 amended and restated promissory note, (b) the July 2009 promissory note and (c) the September 2009 revolving promissory note , was extended from December 10, 2009 to June 10, 2010; (iii) DMRJ waived all existing defaults under all of these notes and all related credit agreements through the new maturity date of June 10, 2010; (iv) the interest rate payable on our obligations under each of these promissory notes was reduced to 15% per annum; (v) all arrangements pursuant to which we were to share with DMRJ any profits resulting from certain transactions was removed from the credit documents; (vi) we agreed to certain limitations on equity financings without DMRJ’s prior consent; and (vii) we agreed that we will not prepay more than $3,600,000 of the $5,600,000 of indebtedness owed to DMRJ under the March 2009 amended and restated promissory note without DMRJ’s prior consent.

The failure to refinance or otherwise negotiate extensions of our obligations to DMRJ would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

14.   Series D Convertible Preferred Stock

In September 2005, we issued 500,000 shares of Series D Convertible Preferred Stock, having a stated value of $10 per share, pursuant to a securities purchase agreement with Laurus  Master Fund, Ltd. for gross cash proceeds of $5,000,000.  The Series D Preferred Stock had a dividend equal to the prime rate plus one percent and originally provided for redemption over a thirty-six month period, pursuant to an amortization schedule.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We valued the Series D Preferred Stock at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including certain warrants, the embedded derivative instruments and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D Preferred Stock, the amount allocated to warrants, the value attributed to the embedded derivatives and issuance costs.  We accreted these discounts on the carrying value of the Series D Preferred Stock to its redemption value the actual conversion date.  The accretion was recorded as a preferred dividend in the period of accretion.  For the three months ended December 31, 2009 and 2008, $0 and $155,000, respectively, was amortized.

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

As December 31, 2009 and June 30, 2009, the outstanding balance on the Series D Preferred Stock was $0.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Because we did not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009 (later extended by DMRJ to October 1, 2009), we were required to issue to DMRJ 774,900 additional shares of Series F Preferred Stock. Upon the issuance of those shares, all of the Series F Preferred Stock then held by DMRJ was convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the promissory note issued in July 2009 or the amended and restated promissory note issued in March 2000 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issues to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.

We have recorded the fair value of the Series F Preferred Stock of approximately $378,000 against the senior secured convertible promissory note, which is accreted to the note over the life of the note.  The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For the three and six months ended December 31, 2009, $165,000 and $378,000, respectively, was accreted to the note and is recorded as interest expense on our statement of operations.

17.   Stockholders' Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18, and recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which is accreted to the note over the life of the note. As a result of the issuance of the Series F Preferred Stock, the exercise price of the warrant was automatically reduced under its antidilution provisions to $0.08.  In the three and six months ended December 31, 2009, we recorded an additional charge of $10,000 to interest expense, representing the fair value of the incremental consideration resulting from the reduction in the exercise price of the warrant.

As of December 31, 2009, there were warrants outstanding to purchase 3,041,217 shares of our common stock at exercise prices ranging from $0.08 to $12.45 expiring at various dates between January 11, 2010 and June 27, 2015.

We did not issue shares of common stock during the six months ended December 31, 2009 and 2008, as a result of the exercise of options by our employees and consultants.

Employee Stock Purchase Plan

During the six months ended December 31, 2008, we issued 31,147 shares of our common stock to our employees pursuant to the terms of the 2006 Employee Stock Purchase Plan.  There were no shares issued pursuant to the terms of this plan during the six months ended December 31, 2009.

Treasury Stock and Other Transactions

In June 2004, our Board of Directors authorized us to repurchase up to 300,000 shares of our common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of December 31, 2009 and June 30, 2009, 10,545 shares were held in treasury at cost.  During each of the six months ended December 31, 2009 and 2008 , we repurchased no shares of our common stock.  As of December 31, 2009, the maximum number of shares authorized to be repurchased were 289,455.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and six months ended December 31, 2009 and 2008, we provided for no taxes as we have significant net loss carryforwards.

19.   Investment in CorNova

On December 10, 2008, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc. to DMRJ Group LLC in lieu of commitment fees, closing fees and other transaction related fees in connection with our issuance of the senior secured convertible promissory note (See Note 13).  As a result, $123,000 representing unrealized losses of our share of CardioTech stock owned by CorNova which had been recorded as a separate component of equity in other accumulated comprehensive loss were realized and recorded to other expense in the statement of operations in the year ended June 30, 2009.  In addition, we recorded a $468,000 gain on the transfer of our investment in the CorNova common stock to other income in the statement of operations in the year ended June 30, 2009.  Prior to the transfer of the CorNova shares, our ownership interest in CorNova was 15%.  As of December 31, 2009 and June 30, 2009, our investment in CorNova was $0.

We had historically accounted for our investment in CorNova, an unconsolidated subsidiary, under the equity method, due in part, to the significant influence we had over CorNova resulting from Dr. Anthony J. Armini serving on CorNova’s Board of Directors.  Dr. Armini served as our President and Chief Executive Officer.  As a result of Dr. Armini’s resignation from these positions in September 2007, the equity method was no longer appropriate and the cost method was used.

20.   Commitments and Contingencies

We lease manufacturing, research and office space in Wilmington, MA, the lease of which expires on December 31, 2009.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We lease a facility in Sunnyvale, CA, which lease expires in September 2010.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, we executed a sublease agreement for one of our California facilities.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, CA, which lease was renewed and expires on January 31, 2012.  Total rent expense, including assessments for maintenance and real estate taxes for the six months ended December 31, 2009 and 2008, for both continuing and discontinued operations was $264,000 and $718,000, respectively.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, Silicon Valley CA-I, LLC, the lessor of such property to Accurel, filed suit against Accurel and Evans in the Superior Court of the State of California, County of Santa Clara, alleging nonpayment of rent. On June 24, 2009, Accurel entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that are past due under the lease, plus monthly rents owing under the lease, less the payment that Evans is required to make under the terms of the settlement agreement.  Accurel was required to pay such amount on or before September 4, 2009.   On September 4, 2009, Accurel remitted the settlement payment.  In accordance with the release and settlement agreement, provided that Accurel and Evans have complied with the terms of the lease and payment in accordance with the agreement, the lessor has agreed to dismiss the suit on or before September 14, 2009 and Accurel will have no further obligations or liabilities to the lessor.  On October 28, 2009, the request for dismissal was entered with the Superior Court of the State of California, County of Santa Clara.  As a result of the dismissal of litigation, we recorded a lease termination benefit of $384,000 related to Accurel’s lease obligations in the three and six months ended December 31, 2009. The balance of the lease liability on December 31, 2009 was $0.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of December 31, 2009, the balance due is approximately $27,000 and is included in current liabilities.

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

22.   Discontinued Operations

Core Systems

The accompanying condensed consolidated balance sheets as of June 30, 2009 and statements of operations for the three and six months ended December 31, 2008 of C Acquisition Corp., our former wholly-owned semiconductor subsidiary, which has operated under the name Core Systems, are presented as discontinued operations.  Our Board of Directors approved a plan to sell Core Systems in February 2008.  We have (i) eliminated Core Systems’ financial results from our ongoing operations, (ii) determined that Core Systems, which operated as a separate subsidiary, was a separate component of our aggregated business as, historically, management reviewed separately the Core Systems financial results and cash flows apart from our ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Core Systems or cash flows from Core Systems after the sale.

Condensed results of operations relating to Core Systems for the three and six months ended December 31, 2008 are as follows:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2008	2008
Revenues	$782,000	$2,288,000
Gross profit	176,000	471,000
Operating income	8,000	25,000
Non-operating expense	22,000	21,000
Income from discontinued operations	$30,000	$46,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of the gain of sale of Core Systems assets, recorded in the statement of operations for the three and six months ended December 31, 2008 is as follows:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2008	2008
Proceeds
Cash	$1,375,000	$1,375,000
Note receivable	1,625,000	1,625,000
	3,000,000	3,000,000
Direct costs
Broker and advisory fees	229,000	229,000
Legal fees	28,000	28,000
Other	38,000	38,000
	295,000	295,000
Net proceeds	2,705,000	2,705,000

Net book value of assets sold	3,344,000	3,344,000
Liabilities assumed	(661,000)	(661,000)
	2,683,000	2,683,000
Gain on sale of assets	$22,000	$22,000

Medical Business Unit

The accompanying condensed consolidated balance sheets and statements of operations present the results of the Medical Business Unit as discontinued operations.

Condensed results of operations relating to the Medical Business Unit for the three and six months ended December 31, 2009 and 2008 are as follows:
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues	$-	$200,000	$-	$557,000
Gross profit	-	(94,000)	(20,000)	(51,000)
Operating (loss) income	-	(94,000)	(20,000)	(51,000)
Gain on sale of assets	-	93,000	-	1,024,000
(Loss) income from discontinued operations	$-	$(1,000)	$(20,000)	$973,000

The calculation of the gain on sale of medical business unit assets, recorded in the statement of operations for the three and six months ended December 31, 2008 is as follows:
	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2008	2008
Proceeds	$445,000	$1,590,000
Direct costs	13,000	33,000
Net proceeds	432,000	1,557,000
Net book value of assets sold	339,000	533,000
Gain on sale of assets	$93,000	$1,024,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the Medical Business Unit as of December 31, 2009 and June 30, 2009 are as follows:

	December 31,	June 30,
	2009	2009
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$-	$51,000
Inventories	103,000	118,000
Total assets of discontinued operations	$103,000	$169,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$63,000	$96,000
Accrued expenses	-	11,000
Total liabilities of discontinued operations	$63,000	$107,000

23.   Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities.  Each of these matters is subject to various uncertainties.

Evans Analytical Group LLC

In conjunction with the May 2007 sale of our Accurel business to Evans Analytical, Accurel entered into a sublease of its facility to Evans.  In April 2009, Silicon Valley CA-I, LLC, the lessor of such property to Accurel, filed suit against Accurel and Evans in the Superior Court of the State of California, County of Santa Clara, alleging nonpayment of rent. On June 24, 2009, Accurel and Evans entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that are past due under the lease, plus monthly rents owing under the lease, less the payment that Evans is required to make under the terms of the settlement agreement.  Accurel was required to pay such amount on or before September 4, 2009. On September 4, 2009, Accurel remitted the settlement payment.  In accordance with the release and settlement agreement, provided that Accurel and Evans have complied with the terms of the lease and payment in accordance with the agreement, the lessor has agreed to dismiss the suit on or before September 14, 2009, and Accurel will have no further obligations or liabilities to the lessor.  On October 28, 2009, the request for dismissal was entered with the Superior Court of the State of California, County of Santa Clara.

We may, from time to time, be involved in other actual or potential proceedings that it considers to be in the normal course of our business.  We do not believe that any of these proceedings will have a material adverse effect on our business.

24.   Subsequent Events

On January 12, 2010, we entered into an omnibus waiver and first amendment to credit Agreement and third amendment to note and warrant purchase agreement  with DMRJ (see Note 1).

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report. Important factors that could cause actual results to differ from our predictions include those discussed under this “Management’s Discussion and Analysis” and under “Risk Factors.”  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  We urge readers to review carefully the risk factors described in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as amended, and in the other documents that we file with the Securities and Exchange Commission.  You can read these documents at www.sec.gov.

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

We have developed proprietary technologies used in explosives trace detection (“ETD”) applications and market and sell handheld and benchtop ETD systems that use our proprietary ETD technologies.  Our products are marketed and sold to a growing number of locations domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, vehicles, other objects and people for the detection of trace amounts of explosives.

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

In October 2004, we acquired Core Systems Inc., a privately-held semiconductor wafer processing company located in Sunnyvale, California for $7,486,000 in cash and common stock of the Company.  In February 2008, our Board approved a formal plan to sell Core as part of our strategic initiative to focus on our security business.  For the three and six months ended December 31, 2008, the operations of Core have been recorded in our statements of operations as discontinued operations.

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

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain of the assets related to our brachytherapy products and divested our prostate seed and medical software businesses.  In March 2008, we informed our medical coatings customers of our intention to discontinue coating operations by the end of the 2008 calendar year. During the three months December 31, 2008 we sold certain assets associated with our medical coatings and ion implantation businesses.  As of December 31, 2009 and June 30, 2009, the assets and liabilities of the Medical Business Unit have been recorded on our balance sheet as held-for-sale.  For the three and six months ended December 31, 2009 and 2008, the operations of the Medical Business Unit have been recorded in our statements of operations as discontinued operations.

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

In April 2008, we acquired all of the capital stock of Ion Metrics, Inc., located in San Diego, California.  Ion Metrics develops mass sensor systems to detect and analyze chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  Ion Metrics’ miniaturized devices and system designs provide high performance and reliability in combination with low manufacturing costs. Ion Metrics’ operating results have been included in our  statement of operations commencing on April 10, 2008.

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

We compartmentalize ETD into four major areas: (i) harvest, (ii) transport, (iii) analysis, and iv) reporting.  These technologies are discussed in detail in the following sections.

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

Reporting

Reporting is that portion of the cycle that displays and stores information generated during the analysis phase.  This is the information a system operator sees and that indicates if an alarm condition exists or if the test is negative.  Information can be displayed in both graphical and tabular formats.  The reporting also indicates when the instrument is ready for the next sample as well as displaying built-in system diagnostics.

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

When detecting a threat substance, the QS-H150 rapidly alarms.  This real-time detection limits equipment contamination and allows for fast clear-down.  Operation and maintenance are cost-effective.  Since there is no requirement for dopants, calibration consumables or verification consumables, the overall cost of consumables is minimized.  Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  No radioactive material is used in the QS-H150, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues.

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

Products Under Development

Quantum SnifferTM QS-H300 Air Cargo Screening System

With the assistance of funding from the U.S. Department of Homeland Security (“DHS”), we have developed a hand sampler detector that utilizes our proprietary jetted vortex collector for non-contact collection of trace particulate materials.  We believe the hand sampler, which will be a compact, lightweight device, could significantly improve explosives detection capabilities while also being very user friendly.  Our non-contact method could prove to be more effective than traditional contact sample collection methods, and at a much lower cost to users.  This improved sampling process has applicability for use in detecting trace amounts of explosives found on a wide range of objects such as carry-on luggage, parcels, packages and cargo.  In addition, multiple handheld sampling units could be systematically deployed in concert with a centralized trace explosives detection system to improve efficiency and increase the number of articles screened.  We believe this product could usher in a new way of thinking about how cargo and other items can be properly examined in a cost-effective and user friendly manner.  We introduced the QS-H300 at the AVSEC 2008 exhibition in Seoul, South Korea in November 2008.

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

Manufacturing Operations

We manufacture our security products primarily through a sole source contract manufacturer located locally in Worcester, Massachusetts.  We believe our strategy to outsource manufacturing reduces manufacturing costs, improves scheduling flexibility, and allows us to focus our internal resources and management on product development, marketing, sales and distribution.  We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses our judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.  There has been no change to our critical accounting policies through the fiscal quarter ended December 31, 2009.

Results of Operations

Three Months Ended December 31, 2009 vs. December 31, 2008

Revenues

Security revenues for the three months ended December 31, 2009 were $603,000 as compared with $1,519,000 for the comparable prior year period, a decrease of $916,000 or 60.3%.  Revenue from security products for the three months ended December 31, 2009 were $496,000 as compared with $1,207,000 for the comparable prior year period, a decrease of $711,000 or 58.9%.  Revenue from government-funded contracts for the three months ended December 31, 2009 were $107,000 as compared with $312,000 for the comparable prior year period, a decrease of $205,000 or 65.7%.  The decrease in security revenue is primarily a result of a decrease in the number of units sold of our explosives detection products during the three months ended December 31, 2009 as compared to the comparable prior year period. In the prior period, we made several shipments of our handheld explosives detection equipment to customers in China and India. Revenue from government contracts decreased due to the expiration of several contracts in the three-month period ended December 31, 2009 which could result in reduced government contract revenues in fiscal 2010, unless we are successful in securing additional government contracts. We will continue to pursue these grants and contracts to support our research and development efforts in the areas of trace explosives detection

Cost of Revenues

Cost of revenues for the three months ended December 31, 2009 were $477,000 as compared with $881,000 for the comparable prior year period, a decrease of $404,000 or 45.9%.  The decrease in cost of revenues is primarily a result of the decrease in unit sales of security product in the three months ended December 31, 2009.

Gross Margin

Gross margin for the three months ended December 31, 2009 was $126,000 or 20.9% of security revenues as compared with gross margin of $638,000 or 42.0% of security revenues for the comparable prior year period.  The decrease in gross margin is a result of competitive pricing pressures, an increase in quality assurance costs, minimum guaranteed royalties due on licensed technology and increased per unit manufacturing overhead, as overhead costs were allocated to a reduced volume.

Research, Development and Regulatory Expenses

Research and development expense for the three months ended December 31, 2009 was $576,000 as compared with $751,000 for the comparable prior year period, a decrease of $175,000 or 23.3%.  We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  The decrease in research and development expenses in the three months ended December 31, 2009 is due primarily to decreased payroll and related fringe benefits costs resulting from a reduction in personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2009 was $842,000 as compared with $1,561,000 for the comparable prior year period, a decrease of $719,000, or 46.1%.  The decrease in selling, general and administrative expenses is due primarily to decreased rent and related occupancy costs, decreased payroll and related fringe benefits costs resulting from a reduction in personnel, decreased legal fees, partially offset by increased loan financing fees.

Lease Termination Benefit

For the three months ended December 31, 2009, we recorded a lease termination benefit of $384,000 as compared with $0 for the comparable prior year period.  The lease termination benefit resulted from the dismissal of litigation related to Accurel’s lease obligations in California on October 28, 2009. Accurel has no further obligations or liabilities to the lessor under its lease.

Other Income and Expense, Net

For the three months ended December 31, 2009, we recorded other expense, net of $716,000 as compared with other expense, net of $416,000, for the comparable prior year period, an increase of $300,000. The increase was due primarily to increased borrowings under our credit facility with DMRJ Group, LLC and to higher interest rates on these borrowings.  For the three months ended December 31, 2008, interest expense included $568,000 assessed on the Series D Preferred Stock due to our failure to meet the amended redemption date, and $90,000 of forbearance fees due to cure events of default under our former credit facility.  Other factors attributing to the increase in other expense, net are:  the realized gain of $468,000 on the transfer of our investment in CorNova common stock in connection with the senior secured convertible promissory note issued to DMRJ in December 2008 and the realization of the $123,000 unrealized loss of our share of CardioTech International, Inc. stock owned by CorNova, Inc., a privately-held, development stage medical device company, in the three months ended December 31, 2008. Interest income increased $2,000 to $14,000, in the three months ended December 31, 2009 from $12,000, for the comparable prior year period, due to interest income associated with the note receivable issued to us as part of the Core asset sale.

Loss from Continuing Operations

Loss from continuing operations for the three months ended December 31, 2009 was $1,624,000 as compared with a loss of $2,090,000 for the comparable prior year period, a decrease of $466,000, or 22.3%.  The decrease in loss from continuing operations is due primarily to a decrease in operating expenses and recognition of the lease termination benefit.

Preferred Distribution, Dividends and Accretion

Preferred distribution, dividends and accretion on the Series D Preferred Stock for the three months ended December 31, 2009 was $0 as compared with $18,000 for the comparable prior year period, a decrease of $18,000.  The Series D Preferred Stock was extinguished on December 10, 2008.

Income (Loss) from Discontinued Operations

The net income from discontinued operations for the three months ended December 31, 2009 was $0, as compared with income from discontinued operations of $29,000 for the comparable prior year period, a decrease of $29,000.  Income from discontinued operations for the three months ended December 31, 2008 includes: (i) gain on sale of Core Systems of $22,000, (ii) loss of $94,000 from operations of our medical reporting unit, (iii) income of $8,000 from the operations of semiconductor business, and (iv) a gain on sale of assets of our medical reporting unit of approximately $93,000.

Six Months Ended December 31, 2009 vs. December 31, 2008

Revenues

Security revenues for the six months ended December 31, 2009 were $2,423,000 as compared with $7,467,000 for the comparable prior year period, a decrease of $5,044,000 or 67.6%.  Revenue from security products for the six months ended December 31, 2009 were $2,131,000 as compared with $6,509,000 for the comparable prior year period, a decrease of $4,378,000 or 67.3%.  Revenue from government-funded contracts for the six months ended December 31, 2009 were $292,000 as compared with $958,000 for the comparable prior year period, a decrease of $666,000 or 69.5%.  The decrease in security revenue is primarily a result of a decrease in the number of units sold of our explosives detection products during the six months ended December 31, 2009 as compared to the comparable prior year period. In the prior period, we made significant shipments of our handheld explosives detection equipment to a customer in China, aggregating approximately $4,169,000 in sales, which shipments coincided with security preparations for the 2008 Beijing Olympics, and we made several shipments of our handheld explosives detection equipment to customers in China and India in the six months ended December 31, 2008. Revenue from government contracts decreased due to the expiration of several contracts in the six-month period ended December 31, 2009, which could result in reduced government contract revenues in fiscal 2010, unless we are successful in securing additional government contracts. We will continue to pursue these grants and contracts to support our research and development efforts in the areas of trace explosives detection.

Cost of Revenues

Cost of revenues for the six months ended December 31, 2009 were $1,456,000 as compared with $4,053,000 for the comparable prior year period, a decrease of $2,597,000 or 64.1%.  The decrease in cost of revenues is primarily a result of the decrease in unit sales of security product in the six months ended December 31, 2009.

Gross Margin

Gross margin for the six months ended December 31, 2009 was $967,000 or 39.9% of security revenues as compared with gross margin of $3,414,000 or 45.7% of security revenues for the comparable prior year period.  The decrease in gross margin is a result of competitive pricing pressures, increased per unit manufacturing overhead, as overhead costs were allocated to a reduced volume, an increase in quality assurance costs and minimum guaranteed royalties due on licensed technology.

Research, Development and Regulatory Expenses

Research and development expense for the six months ended December 31, 2009 was $1,171,000 as compared with $1,771,000 for the comparable prior year period, a decrease of $600,000 or 33.9%.  We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  The decrease in research and development expenses in the six months ended December 31, 2009 is due primarily to decreased payroll and related fringe benefits costs resulting from a reduction in personnel and reduced engineering consulting fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2009 was $2,069,000 as compared with $3,927,000 for the comparable prior year period, a decrease of $1,858,000, or 47.3%.  The decrease in selling, general and administrative expenses is due primarily to decreased payroll and related fringe benefits costs resulting from a reduction in personnel, decreased variable selling expenses due to the significant decrease in sales of our security products, decreased rent and related occupancy costs and decreased legal and audit fees, partially offset by an increase in consulting fees and increased loan financing fees.

Lease Termination Benefit

For the six months ended December 31, 2009, we recorded a lease termination benefit of $384,000 as compared with $0 for the comparable prior year period.  The lease termination benefit resulted from the dismissal of litigation related to Accurel’s lease obligations in California on October 28, 2009. Accurel has no further obligations or liabilities to the lessor under its lease.

Other Income and Expense, Net

For the six months ended December 31, 2009, we recorded other expense, net of $1,364,000 as compared with other expense, net of $440,000, for the comparable prior year period, an increase of $924,000.  The increase in other expense, net is primarily a result of an increase in interest expense of $591,000 due to increased borrowings under our credit facility with DMRJ Group, LLC and to higher interest rates on these borrowings.  For the six months ended December 31, 2008, interest expense included $568,000 assessed on the Series D Preferred Stock due to our failure to meet the amended redemption date, and $90,000 of forbearance fees due to cure events of default under our former credit facility.  Other factors attributing to the increase in other expense, net are:  the realized gain of $468,000 on the transfer of our investment in CorNova common stock as part of the senior secured convertible promissory note issuance and the realization of the $123,000 unrealized loss of our share of CardioTech International stock owned by CorNova in the three months ended December 31, 2008. Interest income increased $12,000 to $32,000, in the six months ended December 31, 2009 from $20,000, for the comparable prior year period, due to interest income associated with the note receivable issued to us as part of the Core asset sale.

Loss from Continuing Operations

Loss from continuing operations for the six months ended December 31, 2009 was $3,253,000 as compared with a loss of $2,724,000 for the comparable prior year period, an increase of $529,000, or 19.4%.  The increase in loss from continuing operations is due primarily to decreased sales of our security products, an increase in interest expense and the realized gain of $468,000 on the transfer of our investment in CorNova common stock in the six months ended December 31, 2008, offset partially by a decrease in operating expenses and recognition of the lease termination benefit.

Preferred Distribution, Dividends and Accretion

Preferred distribution, dividends and accretion on the Series D Preferred Stock for the six months ended December 31, 2009 was $0 as compared with $207,000 for the comparable prior year period, a decrease of $207,000.  The Series D Preferred Stock was extinguished on December 10, 2008.

Income (Loss) from Discontinued Operations

The net loss from discontinued operations for the six months ended December 31, 2009 was $20,000 as compared with income from discontinued operations of $1,019,000 for the comparable prior year period, a decrease of $1,039,000.  The net loss from discontinued operations for the six months ended December 31, 2009 is composed of operating loss of $20,000 from our medical reporting unit.  Income from discontinued operations for the six months ended December 31, 2008 includes: (i) loss of $51,000 from operations of our medical reporting unit, (ii) income of $24,000 from the operations of semiconductor business, (iii) gain on sale of Core Systems of $22,000 and (iv) a gain on sale of assets of our medical reporting unit of approximately $1,024,000.

Liquidity and Capital Resources

As of December 31, 2009, we had approximately $25,000 of cash and cash equivalents, an increase of $25,000 when compared with a balance of $0 as of June 30, 2009.  On June 10, 2010, we must repay in full our obligations to DMRJ under the amended and restated senior secured promissory note issued to DMRJ in March 2009, under a second secured promissory note issued in July 2009 and under a revolving credit facility established in September 2009. As of December 31, 2009, our obligations under the two promissory notes and under the revolving credit facility were $4,480,000, $1,000,000 and $1,819,000, respectively. Each of these notes and the credit facility are described in more detail below.  As of February 5, 2009 our obligation to DMRJ under the two senior notes and under the revolving credit facility were $4,180,000, $1,000,000 and $2,620,000, respectively.

During the six months ended December 31, 2009 we had net cash outflows of $3,016,000 from operating activities of continuing operations as compared to net cash outflows from operating activities of continuing operations of $2,236,000 for the comparable prior year period.  The $780,000 decrease in net cash used in operating activities of continuing operations during the six months ended December 31, 2009, as compared to the comparable prior year period, was primarily a result of (i) an increase in our loss from operations of $529,000 due to lower sales of our security products, (ii) a decrease in accounts payable, of $1,713,000 due to the payment of outstanding obligations and (iii) a decrease of $276,000 in deferred revenue due primarily due the timing of customer advance payments, partially offset by a $302,000 decrease in accounts receivable, a $638,000 decrease in prepaid expenses and other current assets and a $198,000 decrease in inventories.. For the six months ended December 31, 2009, we had net cash inflows of $17,000 from operating activities of discontinued operations, compared with net cash inflows of $36,000 from operating activities of discontinued operations for the comparable prior year period, a decrease of $19,000, due a decrease in cash provided by accounts receivable in the six months ended December 31, 2009.

During the six months ended December 31, 2009 we had net cash inflows of $214,000 from investing activities of continuing operations as compared to net cash inflows of $2,872,000 from investing activities of continuing operations for the comparable prior year period.  The $2,658,000 decrease in net cash provided by investing activities of continuing operations during the three months ended December 31, 2009, as compared to the comparable prior year period, was primarily a result of cash provided from the sale of assets of our medical business unit, net proceeds received from the sale of Core Systems and payments received on the note issued as part of the consideration received from the sale of Core Systems. For the six months ended December 31, 2009, we had no net cash outflows from investing activities of discontinued operations, compared to net cash outflows of $28,000 from investing activities of discontinued operations for the comparable prior year period, due primarily to a decrease in cash used to purchase property and equipment.

During the six months ended December 31, 2009 we had net cash inflows of $2,810,000 from financing activities of continuing operations as compared to net cash outflows of $331,000 from financing activities of continuing operations for the comparable prior year period.  The $3,141,000 increase in net cash from financing activities of continuing operations during the six months ended December 31, 2009, as compared to the comparable prior year period, was primarily a result of $1,000,000 in cash provided by the issuance of a senior secured note to DMRJ in July 2009 and $1,819,000 in cash provided by the credit facility provided by DMRJ in September 2009.  During the six months ended December 31, 2008, we used $2,776,000 to pay dividends and redeem our Series D Preferred Stock, used $1,000,000 to repay our obligations under a senior secured convertible promissory note, used $764,000 to reduce our obligations to Bridge Bank under our term note and revolving credit facility, used $299,000 to repay other long-term debt and capital lease obligations and received $4,484,000 from our issuance of a senior secured convertible promissory note to DMRJ. For the six months ended December 31, 2009, we had no net cash outflows from financing activities of discontinued operations compared with net cash outflows of $1,000 from financing activities of discontinued operations for the comparable prior year period, due to decreased principal payments of capital lease obligations.  We expect that the absence of cash flows from our discontinued operations will not have a negative impact on our future liquidity and capital resources.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note, which is collateralized by all of our assets, originally bore interest at 11.0% per annum.  The effective interest rate on the note as of the date of issuance was approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc., a privately-held development stage medical device company, to DMRJ.  The note, which has been amended and restated, as described below, was originally convertible in whole or in part at the option of DMRJ into shares of our common stock at a conversion price of $0.26 per share.

We valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrant, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 98.4%, risk-free interest rate of 2.29%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the Evans litigation.

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

The note, which has been amended, as described below, originally bore interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by us of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, at our option, DMRJ may require us to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving us; (ii) the sale or transfer of more than 50% of our assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by us, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to us of more than $500,000; provided, however, that DMRJ may not require us to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued the additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the July 2009 note or the amended and restated senior secured convertible promissory note issued to DMRJ in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.  We calculated the value of the Series F Preferred Stock to be $378,000, which amount represents 25% of the fair value of the Company on the date of issuance based on the market capitalization as of that date.

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

On August 5, 2009, we entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued DMRJ a bridge note in the principal amount of $700,000.  The note bore interest at the rate of 25% per annum. The outstanding principal balance and all interest due under this bridge note was paid on September 4, 2009.

On September 4, 2009, we entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided us with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, we issued a promissory note to DMRJ evidencing our obligations under the credit facility. Each of our subsidiaries guaranteed our obligations under the credit facility. Our obligations and our subsidiaries’ obligations are secured by grants of first priority security interests in all of our respective assets. In addition, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

The note, which has been amended, as described below, originally bore interest at the rate of 25% per annum. Interest under the note will be due on the first day of each calendar month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on December 10, 2009. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ. Subject to applicable cure periods, amounts due under the note are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the note; (ii) any failure to observe or perform any other condition, covenant or agreement contained in the note or certain conditions, covenants or agreements contained in the credit agreement; (iii) certain suspensions of the listing or trading of our common stock; (iv) a determination that any misrepresentation made by us to DMRJ in the credit agreement or in any of the agreements delivered to DMRJ in connection with the credit agreement were false or incorrect in any material respect when made; (v) certain defaults under agreements related to any of our other indebtedness; (vi) the institution of certain bankruptcy and insolvency proceedings by or against us; (vii) the entry of certain monetary judgments against us that are not dismissed or discharged within a period of 20 days; (viii) certain cessations of our business in the ordinary course; (ix) the seizure of any material portion of our assets by any governmental authority; and (x) our indictment for any criminal activity.

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.  For the period September 4, 2009 through December 31, 2009, we experienced a net loss and no such payments were due or payable to DMRJ as of December 31, 2009.

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

On December 20, 2009, we received written notice from DMRJ, stating that we were in default of our obligations under each of the promissory notes described above. On December 10, 2009, we failed to pay an aggregate of $7,505,678 in principal, together with approximately $149,292 of interest, due on such date to DMRJ upon the maturity of those notes.

As a result of these defaults, effective December 11, 2009, (i) the interest rate that we are obligated to pay to DMRJ under the promissory note issued in March 2009 automatically increased from 11% per annum to 2.5% per month (or the maximum applicable legal interest rate, if less); (ii) the interest rate that we are obligated to pay to DMRJ under the promissory note issued in July 2009 automatically increased from 2.5% per month to 3.0% per month (or the maximum applicable legal interest rate, if less); and (iii) the interest rate that we are obligated to pay to DMRJ under the promissory note issued in September 2009 increased from 25% per annum to 30% per annum (or the maximum applicable legal interest rate, if less). All such default interest is payable upon demand by DMRJ.

On December 31, 2009, we received written notice from DMRJ, withdrawing its December 20, 2009 default notice. Also on December 31, 2009, DMRJ elected to convert $120,000 of the principal amount owed by us under one of the promissory notes into 1,500,000 shares of our common stock, at an adjusted conversion price of $.08 per share. DMRJ has subsequently converted additional portions of our indebtedness on similar terms. Under the promissory notes and related agreements, however, DMRJ may not convert any portion of the notes if the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by DMRJ at such time, would result in DMRJ beneficially owning in excess of 4.99% of the then issued and outstanding shares of common stock. DMRJ may waive such limitation by providing us with 61 days’ prior written notice.

As of December 31, 2009, our obligations to DMRJ under the amended and restated senior secured promissory note, the second senior secured promissory note and under the credit facility approximated $4,480,000, $1,000,000 and $1,819,000, respectively.  Further, as of December 31, 2009, our obligation to DMRJ for accrued interest under the amended senior secured promissory notes and under the credit facility approximated $282,000. All such amounts were due and payable on December 31, 2009.

On January 12, 2010, we entered into an omnibus waiver and first amendment to credit agreement and third amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $3,000,000 to $5,000,000; (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under (a) the March 2009 amended and restated promissory note, (b) the July 2009 promissory note and (c) the September 2009 revolving promissory note, was extended from December 10, 2009 to June 10, 2010; (iii) DMRJ waived all existing defaults under all of these promissory notes and all related credit agreements through the new maturity date of June 10, 2010; (iv) the interest rate payable on our obligations under each of the promissory notes was reduced to 15% per annum; (v) all arrangements pursuant to which we were to share with DMRJ any profits resulting from certain transactions was removed from the credit documents; (vi) we agreed to certain limitations on equity financings without DMRJ’s prior consent; and (vii) we agreed that we will not prepay more than $3,600,000 of the $5,600,000 of indebtedness owed to DMRJ under the March 2009 amended and restated promissory note without DMRJ’s prior consent.

The failure to refinance this indebtedness or otherwise negotiate extensions of our obligations to DMRJ would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require us to seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 3.0% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

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

We will require substantial funds for further research and development, regulatory approvals, and the marketing of our explosives detection products.  Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; the hiring of additional personnel; and acquiring capital equipment.

Based on the current sales, expense and cash flow projections, advances on our line of credit, proceeds from certain expected sales of assets, and the ability to raise additional capital, management believes it has plans in place to fund operations through June 10, 2010 and, if we are successful in refinancing our obligations to DMRJ, for the near future.  If we are successful in refinancing these obligations, there can still be no assurances that sales will materialize as forecasted, management will be successful in executing its business plan, and/or any capital we raise will be sufficient to fund operations indefinitely. Management will therefore continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through our lending institutions.  Future expenditures for research and product development are discretionary and can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2009 we had an irrevocable standby letter of credit outstanding in the approximate amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for product shipped in the first quarter of fiscal 2009.  The letter of credit expires on July 31, 2010.

As of December 31, 2009, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)”, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles in the United States, other than rules and interpretive releases issued by the Securities and Exchange Commission. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issue Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

Accounting Standards Updates—In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities”  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative-based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. We do not currently believe that the adoption of this update will have any effect on our consolidated financial position and results of operations.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

In conjunction with the May 2007 sale of our Accurel business to Evans Analytical, Accurel entered into a sublease of its facility to Evans.  In April 2009, Silicon Valley CA-I, LLC, the lessor of such property to Accurel, filed suit against Accurel and Evans in the Superior Court of the State of California, County of Santa Clara, alleging nonpayment of rent. On June 24, 2009, Accurel and Evans entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that are past due under the lease, plus monthly rents owing under the lease, less the payment that Evans is required to make under the terms of the settlement agreement.  Accurel was required to pay such amount on or before September 4, 2009. On September 4, 2009, Accurel remitted the settlement payment.  In accordance with the release and settlement agreement, provided that Accurel and Evans have complied with the terms of the lease and payment in accordance with the agreement, the lessor has agreed to dismiss the suit on or before September 14, 2009, and Accurel will have no further obligations or liabilities to the lessor.  On October 28, 2009, the request for dismissal was entered with the Superior Court of the State of California, County of Santa Clara.

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

We will be required to repay our borrowings from DMRJ Group LLC on June 10, 2010.

We will be required to repay all of our borrowings from DMRJ Group LLC on June 10, 2010.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of December 31, 2009, the outstanding balance due to DMRJ under two senior secured promissory notes and a revolving credit facility were $4,480,000, $1,000,000 and $1,819,000, respectively.  If we are unable to repay these amounts as required, refinance our obligations to DMRJ, or negotiate extensions of these obligations, DMRJ may seize our assets and we may be forced to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on the business.

Management continually evaluates plans to reduce our operating expenses, increase sales and increase our cash flow from operations.  Despite our current sales, expense and cash flow projections, we will require additional capital in the fourth quarter of fiscal 2010 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 21, 2009, we agreed to issue 500,000 shares of common stock, having a value of $99,000, to Secure Strategy Group, LLC, in consideration of services rendered and to be rendered in connection the with our efforts to secure additional funding of which 300,000 vested immediately and the balance of which will vest in equal monthly installments of 33,333 commencing on October 31, 2009.

On October 21, 2009, we agreed to issue 200,000 shares of common stock, having a value of $47,000, to JFS Investments, Inc., in consideration of services rendered and to be rendered in connection the with our efforts to secure additional funding of which 100,000 vested immediately and the balance of which will vest in equal monthly installments of 8,333 commencing on October 31, 2009.

The issuances of these securities to Secret Strategy Group and to JFS Investments are exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

Also on December 31, 2009, DMRJ Group, LLC elected to convert $120,000 of the principal amount owed by us under one of the promissory notes into 1,500,000 shares of our common stock, at an adjusted conversion price of $.08 per share.

The issuance of these securities to DMRJ is exempt from registration under the Securities Act pursuant to an exemption provided by Section 3(a)(9) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1 (1)	Omnibus Waiver and First Amendment to Credit Agreement and Third Amendment to Note and Warrant Purchase Agreement, dated as of January 12, 2010 between Implant Sciences Corporation and DMRJ Group LLC

10.2 (1)	Amended and Restated Promissory Note, dated as of January 12, 2010

31.1 (2)	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1 (2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________

(1)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated January 13, 2010 and filed January 14, 2010.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

By:  /s/ Glenn D. Bolduc
Glenn D. Bolduc
President, Chief Executive Officer and Chief Financial Officer

Dated:  February 22, 2010