Form 10-Q
period 2010-03-31
IMPLANT SCIENCES CORP
filed 2010-05-19
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 10, 2010, there were 24,624,195 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2010 and June 30, 2009	3
	Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
	Signatures	43

Implant Sciences Corporation
Condensed Consolidated Balance Sheets

	March 31	June 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,000	$-
Restricted cash	464,000	664,000
Accounts receivable-trade, net of allowance of $97,000 and $65,000, respectively	162,000	201,000
Accounts receivable, unbilled	29,000	138,000
Note receivable	174,000	167,000
Inventories	327,000	561,000
Prepaid expenses and other current assets	991,000	518,000
Current assets held for sale	103,000	169,000
Total current assets	2,260,000	2,418,000
Property and equipment, net	186,000	276,000
Note receivable	623,000	766,000
Other non-current assets	18,000	68,000
Goodwill	3,136,000	3,136,000
Total assets	$6,223,000	$6,664,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$-	6,000
Senior secured convertible note	4,120,000	4,049,000
Senior secured note	1,000,000	-
Line of credit	4,379,000	-
Current maturities of long-term debt and obligations under capital lease	21,000	27,000
Note payable - related party	100,000	100,000
Payable to Med-Tec	55,000	56,000
Accrued expenses	2,097,000	1,968,000
Accounts payable	2,867,000	4,337,000
Current portion of long-term lease liability	-	334,000
Deferred revenue	201,000	428,000
Current liabilities held for sale	48,000	107,000
Total current liabilities	14,888,000	11,412,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	67,000	86,000
Long-term lease liability	-	84,000
Fair value of embedded derivatives related to warrant	390,000	-
Total long-term liabilities	457,000	170,000
Total liabilities	15,345,000	11,582,000
Commitments and contingencies
Series E Convertible Preferred Stock, $5 stated value; 1,000,000 shares authorized, 1,000,000 shares outstanding (liquidation value $5,000,000)	5,000,000	5,000,000

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 22,134,740 and 22,124,195 at March 31, 2010 and 15,434,740 and 15,424,195 at June 30, 2009 shares issued and outstanding, respectively	2,213,000	1,543,000
Preferred Stock; $0.10 par value; 5,000,000 shares authorized Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,663 shares outstanding (liquidation value $378,000)	378,000	-
Additional paid-in capital	61,368,000	61,290,000
Accumulated deficit	(77,991,000)	(72,678,000)
Deferred compensation	(17,000)	-
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' deficit	(14,122,000)	(9,918,000)
Total liabilities and stockholders' deficit	$6,223,000	$6,664,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Security products	$636,000	$305,000	$2,767,000	$6,814,000
Government contracts and services	92,000	248,000	384,000	1,206,000
	728,000	553,000	3,151,000	8,020,000
Cost of revenues	460,000	333,000	1,916,000	4,386,000

Gross margin	268,000	220,000	1,235,000	3,634,000

Operating expenses:
Research and development	554,000	809,000	1,725,000	2,580,000
Selling, general and administrative	1,016,000	1,898,000	3,085,000	5,825,000
Lease termination benefit	-	-	(384,000)	-
Litigation settlement	-	5,700,000	-	5,700,000
	1,570,000	8,407,000	4,426,000	14,105,000
Loss from operations	(1,302,000)	(8,187,000)	(3,191,000)	(10,471,000)
Other income (expense), net:
Interest income	14,000	15,000	46,000	35,000
Interest expense	(362,000)	(377,000)	(1,758,000)	(1,182,000)
Change in fair value of embedded derivatives related to warrants	(390,000)	-	(390,000)	-
Gain on transfer of investment	-	-	-	468,000
Realized losses in unconsolidated subsidiary	-	-	-	(123,000)
Total other income (expense), net	(738,000)	(362,000)	(2,102,000)	(802,000)
Loss from continuing operations	(2,040,000)	(8,549,000)	(5,293,000)	(11,273,000)
Preferred distribution, dividends and accretion	-	-	-	(207,000)
Loss from continuing operations applicable to common shareholders	(2,040,000)	(8,549,000)	(5,293,000)	(11,480,000)
Income (loss) from discontinued operations, before sale of discontinued operations	-	(43,000)	(20,000)	954,000
Gain on sale of Core Systems	-	-	-	22,000
Net income (loss) from discontinued operations	-	(43,000)	(20,000)	976,000
Net loss applicable to common shareholders	$(2,040,000)	$(8,592,000)	$(5,313,000)	$(10,504,000)
Net loss	$(2,040,000)	$(8,592,000)	$(5,313,000)	$(10,297,000)

Loss per share from continuing operations, basic and diluted	$(0.10)	$(0.60)	$(0.30)	$(0.81)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.10)	$(0.60)	$(0.30)	$(0.82)
(Loss) income per share from discontinued operations, basic and diluted	$0.00	$(0.00)	$(0.00)	$0.07
Net loss per share applicable to common shareholders, basic and diluted	$(0.10)	$(0.61)	$(0.30)	$(0.75)
Net loss per share	$(0.10)	$(0.61)	$(0.30)	$(0.74)
Weighted average shares used in computing net loss per common share, basic and diluted	19,674,195	14,154,990	17,818,640	13,919,545

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,313,000)	$(10,297,000)
Less: Net (loss) income from discontinued operations	(20,000)	976,000
Loss from continuing operations	(5,293,000)	(11,273,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	95,000	207,000
Bad debt expense (recoveries)	32,000	55,000
Share-based compensation expense	115,000	278,000
Fair value of common stock issued to consultants	107,000	-
Loss on disposal of fixed assets	-	10,000
Non-cash interest expense	868,000	904,000
Fair value of warrants issued to non-employees	14,000	(17,000)
Warrant accretion on debt	71,000	56,000
Lease liability termination benefit	(384,000)	-
Change in fair value of embedded derivatives related to warrants	390,000	-
Realized losses in unconsolidated subsidiaries	-	123,000
Gain on transfer of investment	-	(468,000)
Litigation settlement	-	5,700,000
Interest income on note receivable	-	(6,000)
Changes in assets and liabilities, net of effect of divestitures:
Accounts receivable	116,000	532,000
Inventories	219,000	246,000
Prepaid expenses and other current assets	(468,000)	(340,000)
Cash overdraft	(6,000)	-
Accounts payable	(1,468,000)	1,173,000
Accrued expenses	129,000	(127,000)
Deferred revenue	(227,000)	(49,000)
Lease liability	-	(319,000)
Net cash used in operating activities of continuing operations	(5,690,000)	(3,315,000)
Net cash provided by operating activities of discontinued operations	2,000	59,000
Net cash used in operating activities	(5,688,000)	(3,256,000)
Cash flows from investing activities:
Purchases of property and equipment	(5,000)	(16,000)
Transfer from restricted funds, net	200,000	25,000
Proceeds from sale of property and equipment, net of transaction costs	-	1,459,000
Proceeds from the sale of Core Systems, net of transaction costs	-	1,080,000
Payments received on note receivable	136,000	654,000
Increase in other non-current assets	-	18,000
Net cash provided by investing activities of continuing operations	331,000	3,220,000
Net cash used in investing activities of discontinued operations	-	(28,000)
Net cash provided by investing activities	331,000	3,192,000
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	-	24,000
Proceeds from the issuance of Senior Secured Promissory Notes	1,000,000	4,734,000
Principal payment on Senior Secured Convertible Promissory Note	-	(1,000,000)
Dividends on Series D Convertible Preferred Stock	-	(52,000)
Payments on Series D Convertible Preferred Stock	-	(2,724,000)
Principal repayments of long-term debt and capital lease obligations	(12,000)	(336,000)
Net borrowings (repayments) on line of credit	4,379,000	(764,000)
Net cash provided by (used in) financing activities of continuing operations	5,367,000	(118,000)
Net cash used in discontinued operations	-	(1,000)
Net cash provided by (used in) financing activities	5,367,000	(119,000)
Net change in cash and cash equivalents	10,000	(183,000)
Cash and cash equivalents at beginning of period	-	412,000
Cash and cash equivalents at end of period	$10,000	$229,000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$318,000	$198,000

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

Sale of Medical Reporting Unit

In June 2007, we sold certain of the assets related to our brachytherapy products and divested the prostate seed and medical software businesses.  In March 2008, we informed our medical coatings customers of our intention to discontinue coating operations by the end of the 2008 calendar year.  During the nine months ended March 31, 2009, under three separate asset purchase agreements, we sold certain assets of our medical coatings business, with gross proceeds aggregating approximately $1,592,000. The Medical Reporting Unit is reported as discontinued operations in the accompanying financial statements.

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

Liquidity, Management Plans and Risks and Uncertainties

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC, we require additional capital in the first quarter of fiscal 2011 to repay our senior secured convertible promissory note, secured promissory note and line of credit, each of which mature on September 30, 2010, to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the nine months ended March 31, 2010, we reported a net loss applicable to common shareholders of $5,313,000, a loss from continuing operations of $5,293,000 and used $5,688,000 in cash from operations.  As of March 31, 2010, we had an accumulated deficit of approximately $77,991,000 and a working capital deficit of $12,628,000.  Management continually evaluates plans to reduce our operating expenses and increase our cash flow from operations.  Failure to achieve our projections may require us to seek additional financing or discontinue operations.

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

We have experienced a reduction in security revenue in the nine-month period ended March 31, 2010 as compared with the comparable prior year period, relating to a decline in unit sales of our trace explosives products. Security product sales tend to have a long sale cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we have implemented a new sales tool to assist in this effort.  However, there can be no assurance that these efforts will increase revenue.

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have experienced a decline in government contract revenue in the nine-month period ended March 31, 2010 as compared to the comparable prior year period, due to the expiration of several contracts.  Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June, August, October and November 2008, we entered into a series of amendments, waivers and modifications to our credit agreements with Bridge Bank, N.A., pursuant to which, in exchange for the payment by us of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced our credit line to $1,500,000 from $5,000,000, and extended the modified facility through December 10, 2008. On December 10, 2008, we used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 13) to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of March 31, 2010 and 2009, our obligation for borrowed funds under the credit facility amounted to $0.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ. On April 23, 2010 we entered into an omnibus second amendment to credit agreement and fourth amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $5,000,000 to $10,000,000; and (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under (i) an amended and restated senior secured convertible promissory note dated March 12, 2009, (ii) a senior secured convertible promissory note dated July 1, 2009 and (iii) a revolving promissory note dated September 4, 2009, was extended from June 10, 2010 to September 30, 2010 (see Note 13).

The failure to refinance or otherwise negotiate further extensions of our obligations to DMRJ would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

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

Under our agreements with Laurus Master Fund, Ltd. we were required to redeem our Series D Cumulative Redeemable Convertible Preferred Stock on a monthly basis, with the final redemption payment to be made in September 2008.  We received a waiver of the monthly redemption payments for the period December 2006 through August 2007 and, in September 2007, we resumed making monthly redemptions.  In September, 2008, Laurus agreed to extend the final redemption date to October 24, 2008 in exchange for a redemption payment of $250,000, including $22,000 of accrued dividends.  We did not meet our redemption obligation on October 24, 2008 and, on November 4, 2008, we amended our agreements with Laurus, effective as of October 31, 2008, to provide that the amount necessary to redeem in full the Series D Preferred Stock would be increased to $2,461,000, together with accrued and unpaid dividends.  Under these amendments, we agreed to make monthly redemption payments through a new final redemption date of April 10, 2009.  We redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed as of the October 31, 2008 redemption date by agreeing to issue 929,535 shares of our common stock, and redeemed the balance with a cash payment of $250,000.  On December 10, 2008, we used approximately $1,161,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 13) to redeem in full all of our outstanding Series D Preferred Stock.  In May 2009, we issued 929,535 shares of our common stock to an affiliate of Laurus completing the redemption of the Preferred Series D.  As of March 31, 2010 and 2009, our obligation to redeem the Series D Preferred Stock amounted to $0.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2010 and cash flows for the nine months ended March 31, 2010 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as amended, as of and for the year ended June 30, 2009.

The balance sheet at June 30, 2009 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include our operations in Massachusetts and California.

As a result of our decision to dispose of Core, the operating results of Core are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the nine months ended March 31, 2009.

As a result of our decision to dispose of the medical business unit, the assets and liabilities of the medical business unit are presented in the accompanying condensed consolidated balance sheets as assets and liabilities held for sale as of March 31, 2010 and June 30, 2009, and the operating results of the medical business unit are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three and nine months ended March 31, 2010 and 2009.

Additionally, the following notes to the condensed consolidated financial statements include disclosures related to our continuing operations unless specifically identified as disclosures related to discontinued operations.

Significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K, as amended, as of June 30, 2009.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  Management bases our estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, valuation for goodwill and acquired intangible assets.

Certain reclassifications were made to the financial statements for the three and nine months ended March 31, 2009 to conform to the presentation for the three and nine months ended March 31, 2010.

We have evaluated subsequent events after the balance sheet date through the date of filing of these financial statements with the SEC for appropriate accounting and disclosure.

3.  Fair Value Measurement

The three level fair value hierarchy to classify the inputs used in measuring fair value are as follows:

Level 1 inputs to the valuation methodology are based on quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 inputs to the valuation methodology are based are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 inputs to the valuation methodology are based on unobservable inputs that reflect our own assumptions  that market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Our financial instruments at March 31, 2010 include cash equivalents, restricted cash, accounts receivable, note receivable, accounts payable and senior secured convertible promissory note. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, as included in Note 13, is based on the fair value of similar instruments.

4.  Restricted Cash

As of  March 31, 2010 and June 30, 2009, we had restricted cash of $464,000 and $664,000, respectively.  and consisted of the following:

	March 31,	June 30,
	2010	2009
Money market account	$439,000	$439,000
Blocked account deposit	25,000	225,000
	$464,000	$664,000

The restricted cash of $439,000 held in a money market account collateralizes our performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for security product which shipped in the first quarter of fiscal 2009.

Pursuant to our agreement with DMRJ (See Note 13), we are required to maintain a balance of at least $500,000 in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement.  On December 16, 2008,  we deposited $500,000 into a bank account pursuant to the blocked account agreement.  On March 12, 2009, we entered into a letter agreement with DMRJ, pursuant to which DMRJ consented to grant us access to $250,000 out of the funds held in the blocked account for a period commencing on March 12, 2009 through, but not including, April 15, 2009 at which date we were required to maintain a minimum balance of not less that $500,000 in the blocked account.  On June 24, 2009, DMRJ consented to grant us access to an additional $25,000, which was redeposited into the account on July 8, 2009.  On July 16, 2009, DMRJ consented to the reduction in the minimum balance required to be maintained in the blocked account through September 3, 2009, after which time we were required to maintain a minimum balance of at least $500,000 in the blocked account.  On December 14, 2009, DMRJ consented to grant us access to the remaining $250,000 on deposit in the blocked account, of which $150,000 was applied against our  obligation to DMRJ under the line of credit.  As of December 31, 2009, DMRJ waived the requirement to maintain a deposit balance of at least $500,000 in such account. As of March 31, 2010, the balance in the blocked account was $0.

On September 4, 2009, we entered into an additional credit agreement with DMRJ. In connection with the credit agreement, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the revolving note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of March 31, 2010, the balance in the blocked collections account was $25,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Stock Based Compensation
Our condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 include $36,000 and $131,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards.  Our condensed consolidated statements of operations for the nine months ended March 31, 2010 and 2009 include $115,000 and $278,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards. As of March 31, 2010, the total amount of unrecognized stock-based compensation expense was approximately $193,000, which will be recognized over a weighted average period of 2.7 years.

As of March 31, 2010, there were options outstanding to purchase 3,336,538 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

6.  Related Party Transactions

The former chairman of Ion Metrics, Inc., which we acquired in April 2008, serves as a Managing Director of a merger and acquisition and management advisory firm that we previously engaged to market our wholly-owned subsidiary, Core Systems, and to assist with our efforts to acquire additional capital.  During the nine months ended March 31, 2009, this advisory firm was paid $163,000. As of March 31, 2010, our obligation to the advisory firm was $0. Further, we have entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman.

Robert Liscouski, a member of our Board of Directors, serves as the head of strategic and business development programs at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the three and nine months ended March 31, 2010, this advisory firm was paid $58,000 and $166,000, respectively.  As of March 31, 2010, our obligation to the advisory firm was $0.

On June 4, 2009, Michael Turmelle, a member of our Board of Directors loaned $100,000 to us (see Note 7).

7.  Notes Payable

On June 4, 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.  The loan bears interest at 10% and is unsecured.  In November 2009, we issued a convertible promissory note to Michael Turmelle, a member of our Board of Directors, in consideration of a prior loan of $100,000 to us.  The principal amount of the loan is convertible in whole or in part at the option of Mr. Turmelle into shares of our common stock at a conversion price of $0.08 per share. As of March 31, 2010 and June 30, 2009, our obligation under the note for borrowed funds amounted to $100,000.  As of March 31, 2010, our obligation to Mr. Turmelle for accrued interest approximated $8,000.

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
$3,309,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We have selected June 30th of each year as the date we perform our annual assessment to determine if goodwill is impaired.  At March 31, 2010 and June 30, 2009, we had goodwill of $3,136,000.

Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce.  These assigned values are amortized over the period of time those cash flows are estimated to be produced.  We evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life or the carrying value of these assets has been impaired.

Our intangible assets were being amortized over a period of twelve months, the estimated useful lives of the assets, from the date of acquisition, April 10, 2008.  Amortization expense for the three months ended March 31, 2010 and 2009 was $0 and $17,000, respectively.  Amortization expense for the nine months ended March 31, 2010 and 2009 was $0 and $52,000, respectively.

9.  Inventories

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.

Inventories consist of the following:

	March 31,	June 30,
	2010	2009
Raw materials	$262,000	$162,000
Work in progress	29,000	20,000
Finished goods	36,000	379,000
Total inventories	$327,000	$561,000

10.  Property and Equipment

Property and equipment consist of the following:

	March 31,	June 30,
	2010	2009
Machinery and equipment	$221,000	$221,000
Computers and software	353,000	353,000
Furniture and fixtures	8,000	8,000
Leasehold improvements	77,000	72,000
Equipment under capital lease	61,000	61,000
	720,000	715,000
Less: accumulated depreciation and amortization	534,000	439,000
	$186,000	$276,000

For the three months ended March 31, 2010 and 2009, depreciation expense was $28,000 and $45,000, respectively.  For the nine months ended March 31, 2010 and 2009, depreciation expense was $95,000 and $155,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2010	2009
Accrued compensation and benefits	$648,000	$731,000
Accrued taxes	551,000	479,000
Accrued legal and accounting	54,000	257,000
Accrued interest	471,000	9,000
Accrued warranty costs	150,000	196,000
Other accrued liabilities	223,000	296,000
	$2,097,000	$1,968,000

12.  Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of March 31, 2010 and 2009, all potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.  Common stock equivalents excluded from the earnings per share calculation for the three months ended March 31, 2010 and 2009 were 1,866,553 and 10,714 shares, respectively.  Common stock equivalents outstanding for the nine months ended March 31, 2010 and 2009 were 603,820 and 197,766 shares, respectively.

13.  Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of March 31, 2010 and June 30, 2009 was approximately $55,000 and $56,000, respectively.

Revolving Credit Facility and Term Note

In June 2005, we executed a revolving credit facility for $1,500,000 with Silicon Valley-based Bridge Bank, N.A.  On January 3, 2007, the revolving credit facility was increased from $1,500,000 to $5,000,000.  In June, August, October and November 2008, we entered into a series of further amendments, waivers and modifications to our credit agreements with Bridge Bank, pursuant to which, in exchange for the payment by us of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced our credit line to $1,500,000 from $5,000,000, and the bank extended the modified facility through December 10, 2008.  On December 10, 2008, we used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note to DMRJ to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of March 31, 2010 and June 30, 2009, our obligation for borrowed funds under the credit facility amounted to $0.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the original loan agreement with Bridge Bank, we issued a seven-year warrant to purchase 18,939 shares of our common stock at a price of $2.64 per share.  The warrant, valued using the Black-Scholes model, was recorded at the relative fair value of $28,000 and accreted to the term note over the life of the note.  As of March 31, 2010, approximately $28,000 has been amortized.  Pursuant to an amendment to the loan agreement, we issued to the Bank a seven-year warrant to purchase up to 43,860 additional shares of our common stock at a price equal to $1.14 per share.  The warrant, valued using the Black-Scholes model, was recorded at the relative fair value of $29,000 and was charged to interest expense during the year ended June 30, 2008.

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

We valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrant, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 98.4%, risk-free interest rate of 2.29%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

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

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale.  As of March 31, 2010, we have not received any satisfactory proposals to acquire the Company.
In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued the additional shares to DMRJ. The Series F Preferred Stock is convertible into that number of share of common stock which equals the original issue price of the Series F Preferred Stock ($0.08 per share) divided by the “Series F Conversion Price: (initially, $0.08 per share) multiplied by ten.  As of the issuance date of the Series F Preferred Stock, all of the 1,646,663 shares of Series F Preferred Stock held by DMRJ were convertible into 16,466,630 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis. In the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect, the Series F Conversion Price will be automatically adjusted to equal the price per share at which such shares are issued.  This “full ratchet” antidilution protection completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event.  The anti-dilution protection will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

In addition, for so long as the July 2009 note or the amended and restated senior secured convertible promissory note issued to DMRJ in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto. After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to “full ratchet” antidilution protection in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect.

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

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.  For the period September 4, 2009 through March 31, 2010, we experienced a net loss and no such payments were due or payable to DMRJ as of March 31, 2010.

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

As of March 31, 2010, our obligations to DMRJ under the amended and restated senior secured promissory note, the second senior secured promissory note and under the credit facility approximated $4,120,000, $1,000,000 and $4,379,000, respectively.  Further, as of March 31, 2010, our obligation to DMRJ for accrued interest under the amended senior secured promissory notes and under the credit facility approximated $459,000. All such amounts were due and payable as of March 31, 2010.

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

On April 23, 2010, we entered into an omnibus second amendment to credit agreement and fourth amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $5,000,000 to $10,000,000; and (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under each of the promissory notes described in the preceding paragraph was extended from June 10, 2010 to September 30, 2010.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Series D Convertible Preferred Stock

In September 2005, we issued 500,000 shares of Series D Convertible Preferred Stock, having a stated value of $10 per share, pursuant to a securities purchase agreement with Laurus  Master Fund, Ltd. for gross cash proceeds of $5,000,000.  The Series D Preferred Stock had a dividend equal to the prime rate plus one percent and originally provided for redemption over a thirty-nine month period, pursuant to an amortization schedule.

We valued the Series D Preferred Stock at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including certain warrants, the embedded derivative instruments and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D Preferred Stock, the amount allocated to warrants, the value attributed to the embedded derivatives and issuance costs.  We accreted these discounts on the carrying value of the Series D Preferred Stock to its redemption value at the actual conversion date.  The accretion was recorded as a preferred dividend in the period of accretion.  For the three months ended March 31, 2010 and 2009, $0 and $155,000, respectively, was amortized.

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

As March 31, 2010 and June 30, 2009, the outstanding balance on the Series D Preferred Stock was $0.

15.  Series E Convertible Preferred Stock

In March 27, 2009, we announced the settlement of our litigation and the mutual release by us and Evans Analytical Group, LLC of all claims related to the sale of Accurel.  In settling this litigation, we issued 1,000,000 shares of Series E Convertible Preferred Stock, having an aggregate liquidation preference of $5,000,000.  The preferred stock, however, is subject to cancellation, without consideration and without liability to us, under certain conditions related to our continued cooperation in the pursuit (as controlled and funded by Evans and its counsel) of certain claims against a former officer of ours and Accurel related to the sale of Accurel to Evans, including the outcome of such litigation.  The stock is convertible into common stock under various scenarios, including by either party after the ninth anniversary of the settlement agreement, and under certain other circumstances.  The preferred stock will be entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock and holders of the preferred stock will have no voting rights except as required by applicable law.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Because we did not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009 (later extended by DMRJ to October 1, 2009), we were required to issue to DMRJ 774,900 additional shares of Series F Preferred Stock. Upon the issuance of those shares, all of the Series F Preferred Stock then held by DMRJ was convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the promissory note issued in July 2009 or the amended and restated promissory note issued in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issues to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.  (See Note 13.)

As of the date of issuance, we have recorded the fair value of the Series F Preferred Stock of approximately $378,000 against the senior secured convertible promissory note, which is accreted to the note over the life of the note.  The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For the nine months ended March 31, 2010, $378,000 was accreted to the note and is recorded as interest expense on our statement of operations.

17.  Stockholders' Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18, and recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which is accreted to the note over the life of the note. As a result of the issuance of the Series F Preferred Stock in July 2009, the exercise price of the warrant was automatically reduced under its antidilution provisions to $0.08.  We have adopted ASC 815-40 as of July 1, 2009 and in the three and nine months ended March 31, 2010, we recorded an additional charge of $390,000 representing the change in the fair value of the embedded derivative related to the warrant.

As of March 31, 2010, there were warrants outstanding to purchase 2,992,986 shares of our common stock at exercise prices ranging from $0.08 to $12.45 expiring at various dates between April 18, 2010 and June 27, 2015.

We did not issue shares of common stock during the nine months ended March 31, 2010 and 2009, as a result of the exercise of options by our employees and consultants.

Employee Stock Purchase Plan

During the nine months ended March 31, 2009, we issued 31,147 shares of our common stock to our employees pursuant to the terms of the 2006 Employee Stock Purchase Plan.  There were no shares issued pursuant to the terms of this plan during the nine months ended March 31, 2010.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock and Other Transactions

In June 2004, our Board of Directors authorized us to repurchase up to 300,000 shares of our common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of March 31, 2010 and June 30, 2009, 10,545 shares were held in treasury at cost.  During each of the nine months ended March 31, 2010 and 2009, we repurchased no shares of our common stock.  As of March 31, 2010, the maximum number of shares authorized to be repurchased were 289,455.

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

For the three and nine months ended March 31, 2010 and 2009, we provided for no taxes as we have significant net loss carryforwards.

19.  Investment in CorNova

On December 10, 2008, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc. to DMRJ Group LLC in lieu of commitment fees, closing fees and other transaction related fees in connection with our issuance of the senior secured convertible promissory note (See Note 13).  As a result, $123,000 representing unrealized losses of our share of CardioTech stock owned by CorNova which had been recorded as a separate component of equity in other accumulated comprehensive loss were realized and recorded to other expense in the statement of operations in the year ended June 30, 2009.  In addition, we recorded a $468,000 gain on the transfer of our investment in the CorNova common stock to other income in the statement of operations in the year ended June 30, 2009.  Prior to the transfer of the CorNova shares, our ownership interest in CorNova was 15%.  As of March 31, 2010 and June 30, 2009, our investment in CorNova was $0.

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

20.  Commitments and Contingencies

We lease manufacturing, research and office space in Wilmington, MA, the lease of which expires on January 31, 2015.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, we executed a sublease agreement for one of our California facilities.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, CA, which lease was renewed and expires on January 31, 2012.  Total rent expense, including assessments for maintenance and real estate taxes for the nine months ended March 31, 2010 and 2009, for both continuing and discontinued operations was $372,000 and $880,000, respectively.

In conjunction with the acquisition of Accurel, in March 2005, we assumed a lease for research and office space in Sunnyvale, CA, which lease initially expires in September 2010 and recorded a lease liability of $829,000.  This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, had the lease been negotiated under current market conditions.  Subsequently, as a result of the sale of Accurel, we have recorded an additional liability of $487,000 representing that portion of the lease in excess of the sublease arrangement between Accurel Systems and Evans Analytical Group, LLC.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, Silicon Valley CA-I, LLC, the lessor of such property to Accurel, filed suit against Accurel and Evans in the Superior Court of the State of California, County of Santa Clara, alleging nonpayment of rent. On June 24, 2009, Accurel entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that are past due under the lease, plus monthly rents owing under the lease, less the payment that Evans is required to make under the terms of the settlement agreement.  Accurel was required to pay such amount on or before September 4, 2009.   On September 4, 2009, Accurel remitted the settlement payment.  In accordance with the release and settlement agreement, provided that Accurel and Evans have complied with the terms of the lease and payment in accordance with the agreement, the lessor has agreed to dismiss the suit on or before September 14, 2009 and Accurel will have no further obligations or liabilities to the lessor.  On October 28, 2009, the request for dismissal was entered with the Superior Court of the State of California, County of Santa Clara.  As a result of the dismissal of litigation, we recorded a lease termination benefit of $384,000 related to Accurel’s lease obligations in the nine months ended March 31, 2010. The balance of the lease liability on March 31, 2010 was $0.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of March 31, 2010, the balance due is approximately $27,000 and is included in current liabilities.

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

22.  Discontinued Operations

Core Systems

The accompanying condensed consolidated balance sheets as of June 30, 2009 and statements of operations for the three and nine months ended March 31, 2009 of C Acquisition Corp., our former wholly-owned semiconductor subsidiary, which has operated under the name Core Systems, are presented as discontinued operations.  Our Board of Directors approved a plan to sell Core Systems in February 2008.  We have (i) eliminated Core Systems’ financial results from our ongoing operations, (ii) determined that Core Systems, which operated as a separate subsidiary, was a separate component of our aggregated business as, historically, management reviewed separately the Core Systems financial results and cash flows apart from our ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Core Systems or cash flows from Core Systems after the sale.

Condensed results of operations relating to Core Systems for the nine months ended March 31, 2009 are as follows:

Nine Months Ended
March 31,
2009

Revenues	$2,288,000
Gross profit	$471,000
Operating income	$25,000
Non-operating income	$21,000
Income from discontinued operations	$46,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of the gain on sale of Core Systems assets, recorded in the statement of operations for the nine months ended March 31, 2009 is as follows:

Nine Months Ended
March 31,
2009
Proceeds
Cash	$1,375,000
Note receivable	1,625,000
3,000,000
Direct costs
Broker and advisory fees	229,000
Legal fees	28,000
Other	38,000
295,000
Net proceeds	2,705,000

Net book value of assets sold	3,344,000
Liabilities assumed	(661,000)
2,683,000
Gain on sale of assets	$22,000

Medical Business Unit

The accompanying condensed consolidated balance sheets and statements of operations present the results of the Medical Business Unit as discontinued operations.

Condensed results of operations relating to the Medical Business Unit for the three and nine months ended March 31, 2010 and 2009 are as follows:
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$-	$82,000	$-	$639,000
Gross profit	$-	$(45,000)	$(20,000)	$(96,000)
Operating loss	$-	$(45,000)	$(20,000)	$(96,000)
Gain on sale of assets	$-	$2,000	$-	$1,026,000
Loss from discontinued operations	$-	$(43,000)	$(20,000)	$930,000

The calculation of the gain on sale of medical business unit assets, recorded in the statement of operations for the three and nine months ended March 31, 2009 is as follows:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2009	2009
Proceeds	$2,000	$1,592,000
Direct costs	-	33,000
Net proceeds	2,000	1,559,000
Net book value of assets sold	-	533,000
Gain on sale of assets	$2,000	$1,026,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the Medical Business Unit as of March 31, 2010 and June 30, 2009 are as follows:

	March 31,	June 30,
	2010	2009
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$-	$51,000
Inventories	103,000	118,000
Total assets of discontinued operations	$103,000	$169,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$48,000	$96,000
Accrued expenses	-	11,000
Total liabilities of discontinued operations	$48,000	$107,000

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
On April 2, 2009, John Traub, a former officer of the Company and Accurel, filed a complaint in the California Superior Court, Santa Clara County, for breach of contract and indemnification against us and our insurer, Carolina Casualty Company.  The complaint seeks defense costs and indemnification with respect to lawsuits filed against Traub by Evans Analytical Group.  In May 2009, we filed our response to the complaint denying all material allegations.

On July 13, 2009, the Company and Accurel filed a cross-complaint against Carolina Casualty Company seeking a declaration from the Court that, if the Company and/or Accurel are found to have an obligation to indemnify Traub, then the Company and/or Accurel are covered for that indemnification obligation under the terms of the insurance policy.  Carolina Casualty filed a demurrer to the cross-complaint on August 12, 2009, which the Company and Accurel opposed.  The Court overruled the demurrer by order dated September 30, 2009, and Carolina Casualty filed an answer to the cross-complaint on September 30, 2009.  The case remains pending.

We may, from time to time, be involved in other actual or potential proceedings that it considers to be in the normal course of our business.  We do not believe that any of these proceedings will have a material adverse effect on our business.

24.  Subsequent Events

On April 23, 2010, we entered into an omnibus second amendment to credit Agreement and fourth amendment to note and warrant purchase agreement  with DMRJ (see Note 13.)

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

In October 2004, we acquired Core Systems Inc., a privately-held semiconductor wafer processing company located in Sunnyvale, California for $7,486,000 in cash and common stock of the Company.  In February 2008, our Board approved a formal plan to sell Core as part of our strategic initiative to focus on our security business.  For the three and nine months ended March 31, 2009, the operations of Core have been recorded in our statements of operations as discontinued operations.

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

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain of the assets related to our brachytherapy products and divested our prostate seed and medical software businesses.  In March 2008, we informed our medical coatings customers of our intention to discontinue coating operations by the end of the 2008 calendar year. During the nine months March 31, 2009 we sold certain assets associated with our medical coatings and ion implantation businesses.  As of March 31, 2010 and June 30, 2009, the assets and liabilities of the Medical Business Unit have been recorded on our balance sheet as held-for-sale.  For the three and nine months ended March 31, 2010 and 2009, the operations of the Medical Business Unit have been recorded in our statements of operations as discontinued operations.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses our judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.  There has been no change to our critical accounting policies through the fiscal quarter ended March 31, 2010.

Results of Operations

Three Months Ended March 31, 2010 vs. March 31, 2009

Revenues

Security revenues for the three months ended March 31, 2010 were $728,000 as compared with $553,000 for the comparable prior year period, an increase of $175,000 or 31.6%.  Revenue from security products for the three months ended March 31, 2010 were $636,000 as compared with $305,000 for the comparable prior year period, an increase of $331,000 or 108.5%.  Revenue from government-funded contracts for the three months ended March 31, 2010 were $92,000 as compared with $248,000 for the comparable prior year period, a decrease of $156,000 or 62.9%.  The increase in security revenue is primarily a result of an increase in the number of units sold of our explosives detection products during the three months ended March 31, 2010 as compared to the comparable prior year period. Revenue from government contracts decreased due to the expiration of several contracts in the nine-month period ended March 31, 2010, which could result in reduced government contract revenues for the remainder of fiscal 2010, unless we are successful in securing additional government contracts. We will continue to pursue these grants and contracts to support our research and development efforts in the areas of trace explosives detection

Cost of Revenues

Cost of revenues for the three months ended March 31, 2010 were $460,000 as compared with $333,000 for the comparable prior year period, a increase of $127,000 or 38.1%.  The increase in cost of revenues is primarily a result of the increase in unit sales of security product in the three months ended March 31, 2010.

Gross Margin

Gross margin for the three months ended March 31, 2010 was $268,000 or 36.8% of security revenues as compared with gross margin of $220,000 or 39.8% of security revenues for the comparable prior year period.  The decrease in gross margin is a result of competitive pricing pressures and increased per unit manufacturing overhead, as overhead costs were allocated to a reduced volume.

Research, Development and Regulatory Expenses

Research and development expense for the three months ended March 31, 2010 was $554,000 as compared with $809,000 for the comparable prior year period, a decrease of $255,000 or 31.5%.  We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  The decrease in research and development expenses in the three months ended March 31, 2010 is due primarily to decreased payroll and related fringe benefits costs resulting from a reduction in personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2010 were $1,016,000 as compared with $1,898,000 for the comparable prior year period, a decrease of $882,000, or 46.5%.  The decrease in selling, general and administrative expenses is due primarily to decreased legal fees, decreased loan financing fees, decreased stock-based compensation, decreased rent and related occupancy costs and decreased payroll and related fringe benefits costs resulting from a reduction in personnel.

Litigation Settlement

For the three months ended March 31, 2009, we recorded a $5,700,000 charge resulting from the settlement of the litigation with Evans Analytical Group, LLC. In settling the litigation we agreed to release approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and agreed to issue 1,000,000 shares of Series E Preferred Stock having an aggregate liquidation preference of $5,000,000.

Other Income and Expense, Net

For the three months ended March 31, 2010, we recorded other expense, net of $738,000 as compared with other expense, net of $362,000, for the comparable prior year period, an increase of $376,000. The increase was due to the $390,000 charge recorded to recognize the change in the fair value of the embedded derivatives related to the warrant issued to DMRJ Group, LLC, increased interest expense on increased borrowings under our credit facility with DMRJ and to higher interest rates on these borrowings, offset partially by $59,000 of interest assessed by the State of California in the three months ended March 31, 2009, resulting from a sales tax audit of Accurel that the Company is appealing. Interest income decreased $1,000 to $14,000, in the three months ended March 31, 2010 from $15,000, for the comparable prior year period, due to decreased interest income associated with the note receivable issued to us as part of the Core asset sale.

Loss from Continuing Operations

Loss from continuing operations for the three months ended March 31, 2010 was $2,040,000 as compared with a loss of $8,549,000 for the comparable prior year period, a decrease of $6,509,000, or 76.1%.  The decrease in loss from continuing operations is primarily the result of the $5,700,000 charge recorded to settle the litigation with Evans Analytical in the three months ended March 31, 2009 and, to a lesser extent, decreased operating expenses, primarily legal fees associated with that litigation.

Income (Loss) from Discontinued Operations

The net income from discontinued operations for the three months ended March 31, 2010 was $0, as compared with a loss from discontinued operations of $43,000 for the comparable prior year period, an increase of $43,000.  The loss from discontinued operations for the three months ended March 31, 2009 includes: (i) loss of $45,000 from operations of our medical reporting unit, and (ii) a gain on sale of assets of our medical reporting unit of approximately $2,000.

Nine Months Ended March 31, 2010 vs. March 31, 2009

Revenues

Security revenues for the nine months ended March 31, 2010 were $3,151,000 as compared with $8,020,000 for the comparable prior year period, a decrease of $4,869,000 or 60.7%.  Revenue from security products for the nine months ended March 31, 2010 were $2,767,000 as compared with $6,814,000 for the comparable prior year period, a decrease of $4,047,000 or 59.4%.  Revenue from government-funded contracts for the nine months ended March 31, 2010 were $384,000 as compared with $1,206,000 for the comparable prior year period, a decrease of $822,000 or 68.2%.  The decrease in security revenue is primarily a result of a decrease in the number of units sold of our explosives detection products during the nine months ended March 31, 2010 as compared to the comparable prior year period. In the prior period, we made significant shipments of our handheld explosives detection equipment to a customer in China, aggregating approximately $4,169,000 in sales, which shipments coincided with security preparations for the 2008 Beijing Olympics, and we made several shipments of our handheld explosives detection equipment to customers in China and India in the nine months ended March 31, 2009. Revenue from government contracts decreased due to the expiration of several contracts in the nine-month period ended March 31, 2010, which could result in reduced government contract revenues for the remainder of fiscal 2010, unless we are successful in securing additional government contracts. We will continue to pursue these grants and contracts to support our research and development efforts in the areas of trace explosives detection.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2010 were $1,916,000 as compared with $4,386,000 for the comparable prior year period, a decrease of $2,470,000 or 56.3%.  The decrease in cost of revenues is primarily a result of the decrease in unit sales of security product in the nine months ended March 31, 2010.

Gross Margin

Gross margin for the nine months ended March 31, 2010 was $1,235,000 or 39.2% of security revenues as compared with gross margin of $3,634,000 or 45.3% of security revenues for the comparable prior year period.  The decrease in gross margin is a result of competitive pricing pressures, increased per unit manufacturing overhead, as overhead costs were allocated to a reduced volume, an increase in quality assurance costs and minimum guaranteed royalties due on licensed technology.

Research, Development and Regulatory Expenses

Research and development expense for the nine months ended March 31, 2010 was $1,725,000 as compared with $2,580,000 for the comparable prior year period, a decrease of $855,000 or 33.1%.  We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing.  The decrease in research and development expenses in the nine months ended March 31, 2010 is due primarily to decreased payroll and related fringe benefits costs resulting from a reduction in personnel, reduced material costs and reduced engineering consulting fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2010 were$3,085,000 as compared with $5,825,000 for the comparable prior year period, a decrease of $2,740,000, or 47.0%.  The decrease in selling, general and administrative expenses is due primarily to decreased legal fees, decreased payroll and related fringe benefits costs resulting from a reduction in personnel, decreased variable selling expenses due to the significant decrease in sales of our security products, decreased rent and related occupancy costs, decreased depreciation and amortization, partially offset by an increase in consulting fees and increased loan financing fees.

Lease Termination Benefit

For the nine months ended March 31, 2010, we recorded a lease termination benefit of $384,000 as compared with $0 for the comparable prior year period.  The lease termination benefit resulted from the dismissal of litigation related to Accurel’s lease obligations in California on October 28, 2009. Accurel has no further obligations or liabilities to the lessor under its lease.

Litigation Settlement

For the nine months ended March 31, 2009, we recorded a $5,700,000 charge resulting from the settlement of the litigation with Evans Analytical.  In settling the litigation we agreed to release appromimately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and agreed to issue 1,000,000 shares of Series E Preferred Stock having an aggregate liquidation preference of $5,000,000.

Other Income and Expense, Net

For the nine months ended March 31, 2010, we recorded other expense, net of $2,102,000 as compared with other expense, net of $802,000, for the comparable prior year period, an increase of $1,300,000.  The increase in other expense, net is primarily a result of an increase in interest expense of $576,000 due to increased borrowings under our credit facility with DMRJ Group LLC and to higher interest rates on these borrowings and the $390,000 charge recorded to recognize the change in the fair value of the embedded derivatives related to the warrant issued to DMRJ.  For the nine months ended March 31, 2009, interest expense included $568,000 assessed on the Series D Preferred Stock due to our failure to meet the amended redemption date, $90,000 of forbearance fees due to cure events of default under our former credit facility and $59,000 assessed by the State of California, resulting from a sales tax audit of Accurel that the company is appealing.  Other factors attributing to the increase in other expense, net are:  the realized gain of $468,000 on the transfer of our investment in CorNova common stock as part of the senior secured convertible promissory note issuance and the realization of the $123,000 unrealized loss of our share of CardioTech International stock owned by CorNova in the three months ended March 31, 2009. Interest income increased $11,000 to $46,000, in the nine months ended March 31, 2010 from $35,000, for the comparable prior year period, due to interest income associated with the note receivable issued to us as part of the Core asset sale.

Loss from Continuing Operations

Loss from continuing operations for the nine months ended March 31, 2010 was $5,293,000 as compared with a loss of $11,273,000 for the comparable prior year period, a decrease of $5,980,000, or 53.0%.  The decrease in loss from continuing operations is primarily the result of the $5,700,000 charge recorded to settle the litigation with Evans Analytical in the three months ended March 31, 2009, and, to a lesser extent, decreased operating expenses and recognition of the lease termination benefit, partially offset by decreased sales of our security products, an increase in interest expense and the realized gain of $468,000 on the transfer of our investment in CorNova common stock in the nine months ended March 31, 2009.

Preferred Distribution, Dividends and Accretion

Preferred distribution, dividends and accretion on the Series D Preferred Stock for the nine months ended March 31, 2010 was $0 as compared with $207,000 for the comparable prior year period, a decrease of $207,000.  The Series D Preferred Stock was extinguished on December 10, 2008.

Income (Loss) from Discontinued Operations

The net loss from discontinued operations for the nine months ended March 31, 2010 was $20,000 as compared with income from discontinued operations of $976,000 for the comparable prior year period, a decrease of $996,000.  The net loss from discontinued operations for the nine months ended March 31, 2010 is composed of operating loss of $20,000 from our medical reporting unit.  Income from discontinued operations for the nine months ended March 31, 2009 includes: (i) loss of $96,000 from operations of our medical reporting unit, (ii) income of $24,000 from the operations of semiconductor business, (iii) gain on sale of Core Systems of $22,000 and (iv) a gain on sale of assets of our medical reporting unit of approximately $1,026,000.

Liquidity and Capital Resources

As of March 31, 2010, we had approximately $10,000 of cash and cash equivalents, an increase of $10,000 when compared with a balance of $0 as of June 30, 2009.  On September 30, 2010, we must repay in full our obligations to DMRJ under the amended and restated senior secured promissory note issued to DMRJ in March 2009, under a second secured promissory note issued in July 2009 and under a revolving credit facility established in September 2009. As of March 31, 2010, our obligations under the two promissory notes and under the revolving credit facility were $4,120,000, $1,000,000 and $4,379,000, respectively. Each of these notes and the credit facility are described in more detail below.  As of May 7, 2010 our obligation to DMRJ under the two senior notes and under the revolving credit facility were $3,920,000, $1,000,000 and $7,045,000, respectively, reflecting increased borrowing under the revolving credit facility to fund working capital required to fulfill our contract with the India Ministry of Defense.

During the nine months ended March 31, 2010 we had net cash outflows of $5,690,000 from operating activities of continuing operations as compared to net cash outflows from operating activities of continuing operations of $3,315,000 for the comparable prior year period.  The $2,375,000 increase in net cash used in operating activities of continuing operations during the nine months ended March 31, 2010, as compared to the comparable prior year period, was primarily a result of (i) a decrease in accounts payable of $1,468,000, compared to an increase in accounts payable of $1,173,000 in the prior period due to the payment of outstanding obligations; (ii) a decrease of $227,000 in deferred revenue, compared to a $49,000 decrease in deferred revenue in the prior period due primarily to the timing of customer advance payments; (iii) a $468,000 increase in prepaid expenses, compared to a $340,000 increase in prepaid expenses in the prior period, due to vendor prepayment requirements on inventory procurement; and (iv) a $116,000 increase in accounts receivable, compared to a $532,000 increase in accounts receivable in the prior period, partially offset by a $446,000 decrease in loss from continuing operations in the nine months ended March 31, 2010, as compared with the comparable prior period, after adjusting for non-cash items.  For the nine months ended March 31, 2010, we had net cash inflows of $2,000 from operating activities of discontinued operations, compared with net cash inflows of $59,000 from operating activities of discontinued operations for the comparable prior year period, a decrease of $57,000, due a decrease in cash provided by accounts receivable in the nine months ended March 31, 2010.

During the nine months ended March 31, 2010 we had net cash inflows of $331,000 from investing activities of continuing operations as compared to net cash inflows of $3,220,000 from investing activities of continuing operations for the comparable prior year period.  The $2,889,000 decrease in net cash provided by investing activities of continuing operations during the nine months ended March 31, 2010, as compared to the comparable prior year period, was primarily a result of $1,459,000 in cash provided from the sale of assets of our medical business unit and net proceeds of $1,080,000 received from the sale of Core Systems in the nine months ended March 31, 2009, and a $518,000 decrease in payments received on the note issued as part of the consideration received from the sale of Core Systems, partially offset by the $175,000 increase in cash transferred from restricted funds. For the nine months ended March 31, 2010, we had no net cash outflows from investing activities of discontinued operations, compared to net cash outflows of $28,000 from investing activities of discontinued operations for the comparable prior year period, due primarily to a decrease in cash used to purchase property and equipment.

During the nine months ended March 31, 2010 we had net cash inflows of $5,367,000 from financing activities of continuing operations as compared to net cash outflows of $118,000 from financing activities of continuing operations for the comparable prior year period.  The $5,485,000 increase in net cash from financing activities of continuing operations during the nine months ended March 31, 2010, as compared to the comparable prior year period, was primarily a result of $1,000,000 in cash provided by the issuance of a senior secured note to DMRJ in July 2009 and $4,379,000 in cash provided by the credit facility provided by DMRJ in September 2009.  During the nine months ended March 31, 2009, we used $2,776,000 to pay dividends and redeem our Series D Preferred Stock, used $1,000,000 to repay our obligations under a senior secured convertible promissory note, used $764,000 to reduce our obligations to Bridge Bank under our term note and revolving credit facility, used $336,000 to repay other long-term debt and capital lease obligations and received $4,734,000 from our issuance of a senior secured convertible promissory note to DMRJ. For the nine months ended March 31, 2010, we had no net cash outflows from financing activities of discontinued operations compared with net cash outflows of $1,000 from financing activities of discontinued operations for the comparable prior year period, due to decreased principal payments of capital lease obligations.  We expect that the absence of cash flows from our discontinued operations will not have a negative impact on our future liquidity and capital resources.

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

We valued the note upon issuance at its residual value of $4,356,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the original issue discount and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of $160,000 allocated to the warrant, $616,000 of original issue discount and $468,000 representing the estimated fair value of the CorNova common stock.  The warrant was valued using the Black-Scholes model with the following assumptions:  volatility 98.4%, risk-free interest rate of 2.29%, expected life of five years and expected dividend yield of 0.00%.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

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

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued the additional shares to DMRJ. The Series F Preferred Stock is convertible into that number of shares of common stock which equals the original issue price of the Series F Preferred Stock ($0.08 per share) divided by the “Series F Conversion Price” all of the 1,646,663 shares of Series F Preferred Stock held by DMRJ were convertible into 16,466,630 shares of commor stock, or 25% of our common stock, calculated on a fully diluted basis. In the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect, the Series F Conversion Price will be automatically adjusted to equal the price per share at which such shares are issued.  This “full ratchet” antidilution protection completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event.  The anti-dilution protection will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

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

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to “full ratchet” antidilution protection in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect.

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

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.  For the period September 4, 2009 through March 31, 2010, we experienced a net loss and no such payments were due or payable to DMRJ as of March 31, 2010.

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

As of March 31, 2010, our obligations to DMRJ under the amended and restated senior secured promissory note, the second senior secured promissory note and under the credit facility approximated $4,120,000, $1,000,000 and $4,379,000, respectively.  Further, as of March 31, 2010, our obligation to DMRJ for accrued interest under the amended senior secured promissory notes and under the credit facility approximated $459,000. All such amounts were due and payable as of March 31, 2010.

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

On April 23, 2010 we entered into an omnibus second amendment to credit agreement and fourth amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $5,000,000 to $10,000,000; and (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under each of the promissory notes described in the preceeding paragraph was extended from June 10, 2010 to September 30, 2010.

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

Based on the current sales, expense and cash flow projections, advances on our line of credit, proceeds from certain expected sales of assets, and the ability to raise additional capital, management believes it has plans in place to fund operations through September 30, 2010 and, if we are successful in refinancing our obligations to DMRJ, for the near future.  If we are successful in refinancing these obligations, there can still be no assurances that sales will materialize as forecasted, management will be successful in executing its business plan, and/or any capital we raise will be sufficient to fund operations indefinitely. Management will therefore continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through our lending institutions.  Future expenditures for research and product development are discretionary and can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2010 and 2009, we had an irrevocable standby letter of credit outstanding in the approximate amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for product shipped in the first quarter of fiscal 2009.  The letter of credit expires on July 31, 2010.

As of March 31, 2010, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

On April 2, 2009, John Traub, a former officer of the company and Accurel, filed a complaint in the California Superior Court, Santa Clara County, for breach of contract and indemnification against us and our insurer, Carolina Casualty Company.  The complaint seeks defense costs and indemnification with respect to lawsuits filed against Traub by Evans Analytical Group.   In May 2009, we filed our response to the complaint denying all material allegations.

On  July 13, 2009, the company and Accurel filed a cross-complaint against Carolina Casualty Company seeking a declaration from the Court that, if the company and/or Accurel are found to have an obligation to indemnify Traub, then the company and/or Accurel are covered for that indemnification obligation under the terms of the insurance policy.   Carolina Casualty filed a demurrer to the cross-complaint on August 12, 2009, which the company and Accurel opposed.  The Court overruled the demurrer by order dated  September 30, 2009, and Carolina Casualty filed an answer to the cross-complaint on September 30, 2009.  The case remains pending.

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

We will be required to repay our borrowings from DMRJ Group LLC on September 30, 2010.

We will be required to repay all of our borrowings from DMRJ Group LLC on September 30, 2010.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of March 31, 2010, the outstanding balance due to DMRJ under two senior secured promissory notes and a revolving credit facility were $4,120,000, $1,000,000 and $4,379,000, respectively.  If we are unable to repay these amounts as required, refinance our obligations to DMRJ, or negotiate extensions of these obligations, DMRJ may seize our assets and we may be forced to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on the business.

Management continually evaluates plans to reduce our operating expenses, increase sales and increase our cash flow from operations.  Despite our current sales, expense and cash flow projections, we will require additional capital in the first quarter of fiscal 2011 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2010, DMRJ Group, LLC elected to convert $600,000 of the principal amount owed by us under one of the promissory notes into 7,500,000 shares of our common stock, at an adjusted conversion price of $.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act pursuant to an exemption provided by Section 3(a)(9) of the Securities Act.

In November 2009, we issued a convertible promissory note to Michael Turmelle, a member of our Board of Directors, in consideration of a prior loan of $100,000 to us. The principal amount of the note is convertible in whole or in part at Mr. Turmelle’s option into shares of our common stock at a conversion price of $0.08 per share. The issuance of the note to Mr. Turmelle is exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1 (1)	Omnibus Second Amendment to Credit Agreement and Fourth Amendment to Note and Warrant Purchase Agreement, dated as of April 23, 2010 between Implant Sciences Corporation and DMRJ Group LLC

10.2 (1)	Amended and Restated Promissory Note, dated as of April 23, 2010, issued to DMRJ Group LLC

10.3 (2)	Convertible Promissory Note, dated November 11, 2009 issued to Michael C. Turmelle

31.1 (2)	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1 (2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________

(1)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 23, 2010 and filed April 28, 2010.

(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

By:  /s/ Glenn D. Bolduc
Glenn D. Bolduc
President, Chief Executive Officer and Chief Financial Officer

Dated:  May 19, 2010