Form 10-K
period 2010-06-30
IMPLANT SCIENCES CORP
filed 2011-02-15
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ❑  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ❑  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

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

As of January 31, 2011, 27,894,615 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2009, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $8,817,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

IMPLANT SCIENCES CORPORATION
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2010

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

Where we say “we,” “us,” “our,” “Company” or “Implant Sciences” we mean Implant Sciences Corporation and its subsidiaries.

General

Overview

We develop, manufacture and sell sophisticated sensors and systems for the Security, Safety and Defense (“SS&D”) industries.  A variety of technologies are currently used worldwide in security and inspection applications.  In broad terms, the technologies focus on detection in two major categories: (i) the detection of “bulk” contraband, which includes materials that would be visible to the eye, such as weapons, explosives, narcotics and chemical agents; and (ii) the detection of “trace” amounts of contraband, which includes trace particles or vapors of explosives, narcotics and chemical agents.  Technologies used in the detection of “bulk” materials include computed tomography, transmission and backscatter x-ray, metal detection, trace detection and x-ray, gamma-ray, passive millimeter wave, and neutron analysis.  Trace detection techniques used include mass spectrometry, gas chromatography, chemical luminescence, and ion mobility spectrometry.

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

In November 2008, as part of our strategic initiative to focus on our security business, we sold substantially all of the assets of our wholly owned semiconductor wafer processing subsidiary, C Acquisition Corp., which had operated under the name Core Systems, to Core Systems Incorporated, an entity newly formed by the subsidiary’s general manager and certain other investors, for $3,000,000 plus the assumption of certain liabilities.  For the year ended June 30, 2009, the operations of Core Systems have been recorded in our statements of operations as discontinued operations.

In May 2007, as part of our strategic initiative to focus on our security business, we sold substantially all of the assets of our wholly owned semiconductor wafer analytical services subsidiary, Accurel Systems International Corporation, to Evans Analytical Group LLC in exchange for cash of $12,705,000, of which $1,000,000 was placed in escrow.

 In February 2008, Evans filed suit against us and against John Traub, a former officer of the Company and of Accurel, requesting rescission of the acquisition agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrowed funds pending resolution of the lawsuit.  On March 27, 2009, we announced the settlement of this litigation and the mutual release by the Company and Evans of all claims related to the sale of Accurel.  In settling this litigation, we agreed to pay Evans damages in the amount of approximately $5,700,000 by releasing to Evans approximately $700,000 that had been held in escrow since the time of the closing and issuing to Evans 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.

Mr. Traub had demanded that we indemnify him in connection with the Evans litigation. We refused to do so, and our insurer, Carolina Casualty Company, refused to advance Mr. Traub’s litigation expenses. In April 2009, Mr. Traub filed suit for breach of contract and indemnification against us and our insurer, demanding payment of his defense costs and indemnification with respect to the Evans litigation. On June 21, 2010, we resolved the litigation with Evans and Traub, resulting in the cancellation of 1,000,000 shares of Series E Convertible Preferred Stock. Please see more detailed discussions of the Evans matter in Note 26 to our consolidated financial statements.

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

We provided ion implantation services to modify orthopedic joint implant surfaces, resulting in reduced polyethylene wear and increased implant life, through the second quarter of fiscal 2007.  In the second quarter of fiscal 2007, our primary customer discontinued its product line using our ion implantation services.  Using similar technology, we developed applications for coatings of cardiovascular devices, such as coronary stents.  In May 1999, we received Food and Drug Administration 510(k) clearance to market our radioactive seed for the treatment of prostate cancer.  We began commercial sales of our radioactive seed in fiscal 2001.

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain of the assets related to our brachytherapy products and divested our prostate seed and medical software businesses and discontinued coatings operations at the end of the 2008 calendar year. During the year ended June 30, 2009 we sold certain assets associated with our medical coatings and ion implantation businesses.  As of June 30, 2009, the assets and liabilities of the Medical Business Unit have been recorded on our balance sheet as held-for-sale.  For the years ended June 30, 2010 and 2009, the operations of the Medical Business Unit have been recorded in our statements of operations as discontinued operations.

Security Business Unit

Since May 1999, we have been performing research to improve ETD technology, and developing ETD products that can be used for detection of trace amounts of explosives.  At present, we have developed both portable and benchtop systems, which have been marketed and sold both domestically and internationally.  In order to reduce manufacturing costs and be responsive to large quantity orders, we use a contract manufacturer.  As we continue to sell and deliver our security products, we work both independently and in conjunction with various government agencies to develop the next generation of trace explosives detectors and to identify new applications for our proprietary technology.

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

The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners led to nationwide shifts in transportation and facilities security policies.  Shortly following these attacks, the U.S. Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the Federal Aviation Administration, into the U.S. Department of Homeland Security (“DHS”).  Under its directive from Congress, the DHS has undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo containers before they are loaded onto vessels destined for the U.S., among others.  These initiatives, more fully described in the Strategic Border Initiative, the Customs-Trade Partnership Against Terrorism and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products both in the United States and other nations.

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

The U.S. Congress recently passed legislation that mandated the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and for radiological and nuclear threats in cargo entering the United States.  In addition, following recommendations outlined in the “9/11 Commission Report,” issued by the National Commission on Terrorist Attacks Upon the United States, the screening of all cargo carried on passenger airlines was effective in August 2010.

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

Technology

Since May 1999, we have performed research and development in the area of explosives trace detection (“ETD”).  We have developed several proprietary technologies in key areas of ETD which we believe improve the harvesting, collection and detection of trace particles and vapors of explosives substances.  In addition, we are continuing our development efforts to adapt this technology for the detection of narcotics and other chemical agents.  Our intellectual property portfolio contains 17 security-related patents and patents pending:  ten issued United States patents, six United States patents pending, and one licensed patent. We believe that our portfolio of patents and patents pending provides extensive protection in sample harvesting, sample detection and collection.  A key to our past and future success is our ability to innovate and offer differentiation in these areas.

We compartmentalize ETD into four major areas: (i) harvest, (ii) transport, (iii) analysis, and (iv) reporting.  These technologies are discussed in detail in the following sections.

Harvest - Aerosol Particle Release

Tiny particles of explosives and narcotics are “sticky” and may adhere to surfaces.  Particles can be transferred if an object, such as fingers or clothing, comes in contact with a particle.  We have demonstrated that a person touching an explosives material can transfer explosives particles to numerous other objects, leaving a trail of particles behind.

Our competitors commonly swipe a surface to be interrogated for explosives particles with cloth or paper.  We believe that this “contact” methodology provides an effective but inconsistent method of harvesting a trace sample as compared to an automated, non-contact collection of the sample.  We have developed a method, which we believe to be more efficient, using an aerosol of fine dry ice particles.  This technique, which is surprisingly inexpensive to use, could increase collection sensitivity substantially and eliminate direct contact with a surface.  Our aerosol technology functions as a very gentle version of “sandblasting” and is safe for almost all surfaces.  Since dry ice sublimes into gas, no residue is left behind, and the aerosol may be used indoors.  We have two patents pending on this methodology.

Transport

Vortex Sampling

Once the trace particle has been released from a surface, it has to be transported to a collection point.  Vortex sampling was the first of our sampling innovations.  We have six patents issued and two patents pending in the area of vortex sampling methodology.

Our vortex is similar to a miniature tornado.  A hollow spinning cylinder of air flowing outward surrounds and protects an inner vacuum flowing inward.  It is this vortex sampling technology that enables particles released within the vortex, or blown into it, to be transported with high efficiency to a collection filter.

Long-Life Sample Trap

Once particles have been liberated from the surface being interrogated for the presence of trace amounts of explosives, the particles are transported to our innovative trapping filter, which is an ultra-fine stainless steel woven mesh.  The trapping filter has a long usable life, which can span several years, requiring inexpensive, routine maintenance.  We believe the trapping filter provides an innovative solution to the more costly consumables used by several of our competitors engaged in ETD using contact methodology for sampling and detection.

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

We have developed two types of photonic, non-radioactive ion sources for our instruments for applications requiring either the ionization of positive ions or negative ions.  These ion sources may be found individually or in combination within our products, depending on the application for which the ETD equipment is to be used.  We have two patents issued and one patent pending in the area of photonic ionization.

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

Intellectual Property

It is our policy to protect our proprietary position by, among other methods, filing United States patent applications.  Our intellectual portfolio contains seventeen security-related patents and patents pending:  ten patents have been issued and are active, six patents are pending and we license one patent.  The ten issued patents expire in the years 2022 through 2030.  We believe our patent portfolio provides extensive protection.  We also rely on unpatented proprietary technology, trade secrets and know-how.

Manufacturing

We manufacture our security products primarily through a sole source contract manufacturer located locally in Worcester, Massachusetts.  We believe our strategy to outsource manufacturing reduces manufacturing costs, improves scheduling flexibility, and allows us to focus our internal resources and management on product development, marketing, sales and distribution.  We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts, which is responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management.

Products

We have developed several explosives detection systems designed for use in aviation and transportation security, high threat facilities and infrastructure, military installations, customs and border protection, and mail and cargo screening.  The systems use our proprietary Quantum SnifferTM technologies, including a photon-based, non-radioactive ion source in combination with ion mobility spectrometry, a classic detection tool sensitive to the unique speeds with which ions of various substances move through the air (“IMS”) to electronically detect minute quantities of explosives vapor and particles.

Current Products

Quantum SnifferTM QS-H150 Portable Explosives Detector

The Quantum Sniffer QS-H150 Portable Explosives Detector employs a patented vortex collector for the simultaneous detection of explosives particulates and vapors with or without physical contact and in real-time.  We believe that our advanced QS-H150 is more sensitive than other detection devices.  The QS-H150 can detect vapors and nanogram quantities of explosives particulates for most explosives substances considered to be threats.  Such substances include, but are not limited to, military and commercial explosives, improvised and homemade explosives, and propellants and taggants.

The QS-H150 has automatic and continuous self-calibration.  It monitors its environment, senses changes that would affect its accuracy, and re-calibrates accordingly.  The system requires no user intervention and no calibration consumables.  The detection process begins with the collection of a sample with our patented vortex collector.  After collection, the sample is ionized photonically and analyzed using IMS technology.  The presence of a threat substance is indicated by visible and audible alarms.  The threat substance is then identified and displayed on the integrated LCD screen.

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

Quantum SnifferTM QS-BTS Benchtop Explosives Detector

The two part QS-BTS systems consist of our QS-H150 Portable Explosives Detector, along with a base unit which contains a monitor, printer and power supply.  The QS-BTS functions as a benchtop system with the added capability of functioning as a portable, hand-held trace explosives detector. Optionally, and at any time, the base unit  may be connected for convenient access to spectrogram display and analysis tools, administrative tools, and diagnostics.

Products Under Development

Quantum SnifferTM QS-H300 Air Cargo Screening System

We are developing a hand sampler detector that utilizes our proprietary jetted vortex collector for non-contact collection of trace particulate materials.  We believe the hand sampler, which will be a compact, lightweight device, could significantly improve explosives detection capabilities while also being very user friendly.  Our non-contact method could prove to be more effective than traditional contact sample collection methods, and at a much lower cost to users.  This improved sampling process has applicability for use in detecting trace amounts of explosives found on a wide range of objects such as carry-on luggage, parcels, packages and cargo.  In addition, multiple handheld sampling units could be systematically deployed in concert with a centralized trace explosives detection system to improve efficiency and increase the number of articles screened.  We believe this product could usher in a new way of thinking about how cargo and other items can be properly examined in a cost-effective and user-friendly manner.  We introduced the QS-H300 at the AVSEC 2008 exhibition in Seoul, South Korea in November 2008. Further development of the QS-H300 has been delayed, however, as we focus our efforts on increasing revenues from sales of the QS-H150 portable explosives detector.

Quantum SnifferTM QS-B200 Benchtop Explosives Detector

The QS-B200 Benchtop Explosives Detector, currently under development, uses dual IMS with non-radioactive ionization for the detection and identification of a wide range of military, commercial, and improvised explosives.  The QS-B200 has automatic and continuous self-calibration.  It monitors its environment, senses changes that would affect its accuracy, and re-calibrates accordingly.  For detection, the sample is collected with a standard trap, ionized, and analyzed via IMS.  The presence of a threat is indicated by visible and audible alarms, and the substance is identified and displayed on the integrated touch screen display.  Users may save data locally, print via a built-in thermal printer, or send data through standard interfaces such as USB, LAN, etc.  Multi-level password-protected data security is standard.  We believe that the operation and maintenance of the QS-B200 are extremely cost-effective. Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  No radioactive material is used in the QS-B200, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues.

Quantum Sniffer TM QS-Hx Portable Explosives Detector

We are developing a next generation hand held detector that will use dual IMS non-radioactive ionization for the detection and identification of a wide range of military, commercial and improvised explosives, as well as narcotics. The QS-Hx will have automatic and continuous self-calibration, multi-level password-protected data security and will include a data management interface with data export to a network for recordkeeping, providing a link with the central command centers and logistics systems used by major carriers.

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

Marketing and Sales

We market and sell our products through direct sales and marketing staff located in the United States, in addition to a global network of independent and specialized sales representatives and distributors.  This sales staff is supported by a sales organization located primarily in the United States, as well as a global network of independent distributors.

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
Competition

In the trace explosives detection industry, Morpho Detection, Inc. and Smiths Detection, Inc. are our two primary competitors.  These two companies also use ion mobility spectrometry; however, they use a radioactive 63Ni source to ionize the explosive molecules.  We believe our technology differs from the competition in that we do not have a radioactive ion source, we have lower operating costs, and can perform “real time” detection.  We believe our patented technology provides our device with greater operating advantages and fewer regulatory restrictions.

Research and Development

Our technical staff consists of 8 scientists and engineers, one of whom holds a Ph.D., and two of whom hold Masters degrees.  All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories.  Our research and development efforts are generally self-funded, but may also be funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government.  Under the Small Business Innovative Research program, we retain the right to patent any technology developed pursuant to the program, subject to the retention by the U.S. government of a royalty-free license to use the technology.  We have obtained over $20 million in U.S. government grants and contracts over the past 20 years.

We spent approximately $1,873,000 and $2,136,000 on internally funded research and development in the fiscal years ended June 30, 2010 and 2009, respectively.

Government Regulation and Environmental Compliance

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of security products.

Furthermore, our use, management, transportation, and disposal of certain chemicals and wastes are subject to regulation by several federal and state agencies depending on the nature of the chemical or waste material.  Certain toxic chemicals and products containing toxic chemicals require special reporting to the U.S. Environmental Protection Agency and/or its state counterparts. Our costs to comply with these requirements have not been material. We are not aware of any specific environmental liabilities to which we are likely to be subject.  Our future operations may require additional approvals from federal and/or state environmental agencies, the cost and effects of which cannot be determined at this time.

Employees

As of June 30, 2010, we had 28 full-time employees at our Massachusetts facility and one full-time employee in California.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Geographic Areas

Our revenues are derived from both domestic and international sales.  During the fiscal year ended June 30, 2010, foreign sales represented 85% of total revenue with one customer from China representing 45% of our revenue.  For the fiscal year ended June 30, 2009, foreign sales represented 82% of total revenue with one customer from China representing 48% of our revenue.

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

Management continually evaluates plans to reduce its operating expenses, increase sales and increase its cash flow from operations.  Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC, we will require additional capital in the third quarter of fiscal 2011 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

We will be required to repay our borrowings from DMRJ Group LLC  on March 31, 2011.

We will be required to repay all of our borrowings from DMRJ Group LLC on March 31, 2011.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of June 30, 2010, the outstanding balances due to DMRJ under a senior secured convertible promissory note, a second secured promissory note and a revolving credit facility was $3,920,000, $1,000,000 and $8,143,000, respectively.  As of December 31, 2010 the outstanding balances due to DMRJ under that senior secured convertible promissory note, a second secured promissory note and a revolving credit facility were $3,760,000, $1,000,000 and $10,994,000, respectively.  If we are unable to repay these amounts as required, refinance our obligations to DMRJ, or negotiate extensions of these obligations, DMRJ may seize our assets and we may be forced to curtail or discontinue operations entirely.

 We have received a qualified audit opinion on our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended June 30, 2010 contains a qualification regarding our ability to continue as a going concern.  This qualification indicates there is substantial doubt on the part of our independent registered public accounting firm as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at June 30, 2010, to cover our operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.  There can be no assurance that our accounting firm will not qualify its opinion in the future.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

During the fiscal years ended June 30, 2010 and 2009, we had revenues of approximately $3,474,000 and $8,737,000, respectively.  During the fiscal years ended June 30, 2010 and 2009, we had losses from continuing operations of approximately $15,399,000 and $13,559,000, respectively.  During the fiscal years ended June 30, 2010 and 2009, we had net losses of approximately $15,523,000 and $12,751,000, respectively.  There is a risk that we will never be profitable.  We plan to further increase our expenditures to complete the development and commercialization of our new products, and to broaden our sales and marketing capabilities.  As a result, we believe we will likely incur losses over the next several quarters.  Our accumulated deficit as of June 30, 2010 and 2009 was approximately $89,332,000 and $72,678,000, respectively.  Our ability to generate sufficient revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

•
expectation that we will be required to record recurring non-cash adjustments to earnings in subsequent reporting periods, as a result of changes in fair value of the warrant derivative liability and the note conversion liability which will be subject to, among other factors, changes from time to time in the price of our common stock.

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

Our business is subject to risks associated with doing business internationally. During the fiscal year ended June 30, 2010, foreign sales represented 85% of total revenue with one customer from China representing 45% of our revenue.  For the fiscal year ended June 30, 2009, foreign sales represented 82% of total revenue with one customer from China representing 48% of our revenue.  We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;

•	potentially longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	differing legal and court systems;

•	differing tax laws and changes in those laws;

•	differing protection of intellectual property and changes in that protection; and

•	different regulatory requirements and changes in those requirements.

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

We depend on a contract manufacturer, and our production and products could be harmed if it is unable or unwilling to meet our volume and quality requirements and alternative sources are not available.

We rely on a single contract manufacturer to provide manufacturing services for our explosives detection products.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2010, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

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

Although we have ten United States patents issued and six United States patent applications pending for our explosives detection technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties.  The validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.  No assurance can be given that any pending patent applications or any future patent application will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

The development and sale of explosives detection products entails an inherent risk of product liability.  For example, if our products fail to adequately detect explosives, if we are unable to successfully train technicians to properly use our products, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims.  We currently carry product liability insurance.  No assurances can be given, however, that our product liability insurance will be adequate to pay any claims that might arise.  A product liability claim, whether meritorious or not, could be time-consuming, distracting and expensive to defend, could be harmful to our reputation, could result in a diversion of management and financial resources away from our primary business and could result in product recalls. In any such case, there could be a material adverse effect on our business and results of operations and our business could fail.

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

We have identified a material weakness in our internal control over financial reporting that will result in the restatement of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2009, December 31, 2009 and March 31, 2010.  This material weakness could cause investors to lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report by management on the company’s internal controls over financial reporting in their annual reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  On October 14, 2010, the Audit Committee of our Board of Directors, in consultation with our management,determined that the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2009, December 31, 2009 and March 31, 2010, should no longer be relied on due to issues raised by our independent accountants, Marcum LLP, regarding errors in our adoption of Accounting Standards Codification 815 “Derivatives and Hedging” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to our common stock. Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock. Our management identified a deficiency in respect of our internal controls over financial reporting, specifically in our controls over the adoption of Accounting Standards Codification (“ASC”) 815-40-15 - “Derivatives and Hedging.” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to the company’s common, that constitutes a material weakness. If we fail to implement the required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended June 30, 2010.

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

Our common stock was delisted by the NYSE Amex LLC effective in June 2009 as result of our failure to comply with certain continued listing requirements.  Our common stock began trading on the Over-The-Counter-Bulletin-Board in May 2009 and currently trades under the symbol “IMSC”. We believe the delisting has limited our stock’s liquidity and could substantially impair our ability to raise capital.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.03 to $0.73.  The market price of our common stock may also fluctuate significantly in the future due to:

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

We are authorized to issue 50,000,000 shares of our common stock. In June 2010, our shareholders approved a proposal to increase the total number of shares of common stock we are authorized to issue to 200,000,000, but we have intentionally delayed the filing of Articles of Amendment to our Restated Articles of Organization with the Commonwealth of Massachusetts to effect that increase.  As of June 30, 2010, there were 24,624,195 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants, convertible debt instruments and convertible preferred stock. As of June 30, 2010, we had outstanding stock options and warrants to purchase approximately 6,301,000 shares of our common stock, the exercise price of which range between $0.08 per share to $12.45 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise of these instruments.  As of June 30, 2010, the outstanding balance due under the senior secured convertible promissory notes and the convertible promissory note was $3,920,000 and $100,000, respectively, both of which are convertible into shares of our common stock at $0.08 per share. To the extent such options, warrants or additional investment rights are exercised the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

The exercise of the outstanding options and warrants and the conversion of convertible debt instruments will reduce the percentage of common stock held by our current stockholders.  Further, the terms on which we could obtain additional capital during the life of the derivative securities may be adversely affected, and it should be expected that the holders of the derivative securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such derivative securities.  As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

In addition, we are authorized to issue 5,000,000 shares of preferred stock, the terms of which may be fixed by our Board of Directors, of which 1,646,663 shares of Series F Convertible Preferred Stock were issued and outstanding as of June 30, 2010.  All of the shares of Series F Preferred Stock is held by our lender, DMRJ Group LLC, and is convertible into 25% of our common stock, calculated on a fully diluted basis.

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

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders.  Of those 5,000,000 shares, 1,646,663 shares of Series F Convertible Preferred Stock were issued and outstanding as of June 30, 2010.  The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that we have issued to date and which may be issued in the future.  The issuance of preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any acquisition, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction, without the approval of the holders of the outstanding shares of preferred stock.  In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

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

Not Applicable.

Item 2.	Description of Properties

We operate out of two separate locations.  Our corporate offices are located in an approximately 23,000 square foot leased facility in Wilmington, Massachusetts.  In addition to our corporate offices, this facility houses research and development, sales and marketing, and production.  Our current lease expires in January 2015.  We lease approximately 2,000 square feet of research and office space in San Diego, California, under a lease expiring in March 2013.

Item 3.	Legal Proceedings

In May 2007, we sold substantially all of the assets of our wholly owned semiconductor wafer analytical services subsidiary, Accurel Systems International Corporation, to Evans Analytical Group LLC. In February 2008, Evans filed suit against us and against John Traub, a former officer of the Company and of Accurel, requesting rescission of the acquisition agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrowed funds pending resolution of the lawsuit.  On March 27, 2009, we announced the settlement of this litigation and the mutual release by us and Evans of all claims related to the sale of Accurel.  In settling this litigation, we agreed to pay Evans damages in the amount of approximately $5,700,000 by releasing to Evans approximately $700,000 that had been held in escrow since the time of the closing and issuing to Evans 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.

Mr. Traub had demanded that we indemnify him in connection with the Evans litigation. We refused to do so, and our insurer, Carolina Casualty Company, refused to advance Mr. Traub’s litigation expenses. In April 2009, Mr. Traub filed a complaint in the California Superior Court, Santa Clara County, for breach of contract and indemnification against us and our insurer, demanding payment of his defense costs and indemnification with respect to the Evans litigation.  On June 21, 2010, we resolved the litigation with Evans and Traub, resulting in the cancellation of 1,000,000 shares of Series E Convertible Preferred Stock and we have recorded the $5,000,000 benefit in operating expenses (see Note 18).

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock traded on the NYSE Amex LLC (formerly, the American Stock Exchange) under the symbol “IMX” until June 22, 2009 and was delisted by the NYSE Amex on September 22, 2009. Since May 4, 2009, our common stock has traded on the Over-the-Counter Bulletin Board and currently trades under the symbol “IMSC.”  The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the American Stock Exchange and the Over-the-Counter Bulletin Board. Quotations from the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year 2010
	High	Low
4th Quarter	$0.64	$0.31
3rd Quarter	$0.73	$0.23
2nd Quarter	$0.65	$0.03
1st Quarter	$0.28	$0.05

	Fiscal Year 2009
	High	Low
4th Quarter	$0.65	$0.06
3rd Quarter	$0.25	$0.02
2nd Quarter	$0.72	$0.07
1st Quarter	$1.15	$0.51

As of January 28, 2011, there were approximately 121 stockholders of record.  The last sale price as reported on the Over-the-Counter Bulletin Board on January 28, 2011, was $0.55.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  In addition, our agreements with lenders prohibit the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2010 Equity Compensation Plan Information

The table below sets forth certain information as of June 30, 2010 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans
approved by stockholders	3,691,208	(1)	$0.32	44,997
Equity compensation plans not
approved by stockholders	-			-
	3,691,208			44,997

_______________

(1)
This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., our 2000 Incentive and Non-Qualified Stock Option Plan and our 2004 Stock Option Plan).

Recent Sales of Unregistered Securities

During the three months ended June 30, 2010, DMRJ Group, LLC elected to convert $200,000 of the principal amount owed by us under a promissory note into 2,500,000 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) of the Securities Act.

In July 2010, Michael Turmelle, a member of our Board of Directors, elected to convert $100,000 of the principal amount owed by us under a promissory note into 1,250,000 shares of our common stock, at a conversion price of $0.08 per share. The issuance of these shares to Mr. Turmelle is exempt from registration under the Securities Act pursuant to an exemption provided by Section 3(a)(9) of the Securities Act.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since May 1999, we have been performing research to improve explosives trace detection (“ETD”) technology, and developing ETD products which can be used for detection of trace amounts of explosives.  We now develop, manufacture and sell sophisticated sensors and systems for the Security, Safety and Defense (“SS&D”) industries.  We have developed handheld and benchtop ETD systems, which have been marketed and sold both domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, vehicles, other objects and people, for the detection of trace amounts of explosives.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets, derivative liabilities, conversion featires of our debt agreements, warranty obligations and impairment of goodwill.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.

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

•
Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  We have recorded a full valuation allowance against our net deferred tax assets of $17,022,000 as of June 30, 2010, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

•
Goodwill and Intangible Assets. Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead is measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if an impairment exists, management compares the reporting unit's carrying value to the reporting unit’s fair value.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance.  Absent an event that indicates a specific impairment may exist, management has selected June 30 as the date for performing our annual goodwill impairment test.  Future events could cause management to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  We determined that goodwill was impaired at June 30, 2010, resulting in a $3,136,000 charge recorded in our statement of operations for the year then ended.

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

•
Equity Transactions.  We evaluate the proper classification of our equity instruments that embody an unconditional obligation requiring the issuer to redeem it by transferring assets at a determinable date or that contain certain conditional obligations, typically classified as equity, be classified as a liability. We record financing associated with our capital raising efforts in our statements of operations.  These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt and allocate the proceeds amongst the securities based on relative fair values or based upon the residual method.  We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

•
Warrant Derivative Liability.  Accounting Standards Codification (“ASC) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that the company issues additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price of the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended June 30, 2010, we recorded a non-cash charge of $217,000 in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability.

•
Fair Value of Note Conversion Feature. ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that the company issues additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended June 30, 2010, we recorded a non-cash charge of $9,503,000 in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability.

•
Cumulative Effect of Change in Accounting Principle. On July 1, 2009, we adopted the provisions of ASC 815-40-15.  In accordance with ASC 815-40-15, the cumulative effect of the change in accounting principle recorded by us in connection with a warrant to purchase shares of our common issued to DMRJ and the reset provision contained in the senior secured promissory note we issued to DMRJ, was recorded as an adjustment of the opening balance of retained earnings as summarized in the following table:

	As reported on	As adjusted on	Cumulative Effect
	June 30,	July 1,	of Change in
	2009	2009	Accounting Principle

Debt discount	$-	$352,000	$352,000
Warrant derivative liability	-	61,000	61,000
Additional paid in capital	61,290,000	61,130,000	(160,000)
Senior secured convertible promissory note	4,049,000	4,119,000	70,000
Note conversion option liability	-	1,183,000	1,183,000
Accumulated deficit	(72,678,000)	(73,480,000)	(802,000)

•
Stock-Based Compensation. Effective July 1, 2006, we adopted the fair value recognition provisions of the accounting standards which requires the expense recognition of the estimated fair value of all stock-based payments issued to employees.

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

Expected Term.  The expected term of options granted is calculated using our historical option exercise transactions and reflects the period of time that options granted are expected to be outstanding.

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

Upon adoption of the fair value recognition provisions of the accounting standards, we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested, including awards granted prior to July 1, 2006.  We have estimated a forfeiture rate of 10%, which estimate we will review periodically and as changes in the composition of our option pool dictate.

Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our share-based compensation.  We anticipate the amount of stock-based compensation to increase in the future as additional options are granted.  As of June 30, 2010, there was approximately $258,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.7 years.

Results of Operations

Fiscal Year Ended June 30, 2010 vs. June 30, 2009

Revenues

Security revenues for the year ended June 30, 2010 were $3,474,000 as compared with $8,737,000 for the comparable prior fiscal year, a decrease of $5,263,000 or 60.2%.  Revenue from security products for the year ended June 30, 2010 was $3,043,000 as compared with $7,186,000 for the comparable prior year period, a decrease of $4,143,000 or 57.7%.  Revenue from government funded contracts and other services for the year ended June 30, 2010 was $431,000 as compared with $1,551,000 for the comparable prior year period, a decrease of $1,120,000 or 72.2%.  The decrease in security revenue is primarily a result of a decrease in the number of units of our explosives detection products sold in fiscal 2010 as compared to fiscal 2009, due primarily to significant shipments of our handheld explosives detection equipment to a customer in China aggregating approximately $4,169,000 in sales in the first quarter of fiscal 2009, which shipments coincided with security preparations for the Beijing Olympics. The decrease in government contract and other service revenue during fiscal 2010 as compared to the comparable prior year period was due the expiration of several contracts in fiscal 2010, which could result in reduced government contract revenues for fiscal 2011, unless we are successful in securing additional government contracts. We will continue to pursue these government grants and contracts to support our research and development efforts in the areas of trace explosives detection.

Cost of Revenues

Cost of revenues for the year ended June 30, 2010 was $2,229,000 as compared with $4,656,000 for the comparable prior year, a decrease of $2,427,000 or 52.1%.   The decrease in cost of revenues is primarily a result of the decrease in unit sales of our security products.

Gross Margin

Gross margin for the year ended June 30, 2010 was $1,245,000 or 35.8% of security revenues as compared with $4,081,000 or 46.7% of security revenues for the comparable prior year.  The decrease in gross margin is the result  of competitive pricing pressures, increased per unit manufacturing overhead, as overhead costs were allocated to a reduced volume, an increase in quality assurance costs and minimum guaranteed royalties due on licensed technology.

Research and Development Expense

Research and development expense for the fiscal year ended June 30, 2010 was $2,399,000 as compared with $3,306,000 for the comparable prior year, a decrease of $907,000 or 27.4%.  The decrease in research and development expenses in fiscal 2010 is due primarily to decreased payroll and related fringe benefits costs resulting from a reduction in personnel, reduced material costs and reduced engineering consulting fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended June 30, 2010 were $4,422,000 as compared with $7,554,000 for the comparable prior fiscal year, a decrease of $3,132,000, or 41.5%.   The decrease in selling, general and administrative expenses is due primarily to decreased legal fees, decreased payroll and related fringe benefits costs resulting from a reduction in personnel, decreased variable selling expenses due to the significant decrease in sales of our security products, decreased rent and related occupancy costs, decreased depreciation and amortization, partially offset by an increase in consulting fees.

Litigation Settlements

For year ended June 30, 2010, we recorded a lease termination benefit of $384,000 as compared with $0 for the comparable prior year period.  The lease termination benefit resulted from the dismissal of litigation related to Accurel’s lease obligations in California on October 28, 2009. Accurel has no further obligations or liabilities to the lessor under its lease.

For the year ended June 30, 2010, we recorded a $5,000,000 benefit resulting from the settlement of the litigation with Evans Analytical Group and John Traub.  On June 21, 2010, the parties resolved all claims arising from the Accurel sale, and Evans confirmed that 1,000,000 shares of Series E Convertible Preferred Stock granted to Evans in March 2009 had been cancelled.

For year ended June 30, 2009, we recorded a $5,700,000 charge resulting from the settlement of the litigation with Evans.  In settling this litigation we released approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and issued 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.

Goodwill Impairment

For the year ended June 30, 2010 we recorded a $3,136,000 impairment charge to writedown the carrying value of goodwill, compared to $0 in the comparable prior period.

Other Income and Expense, Net

For the year ended June 30, 2010, we recorded other expense, net of $12,071,000 as compared with other expense, net of $1,080,000, for the comparable prior year period, an increase in other expense of $10,991,000.  The increase in other expense, net is primarily due to changes in fair value of the note conversion option liability, of $9,503,000 and warrant derivative liability of $217,000, both of which are related to our financing with DMRJ Group LLC, an increase in interest expense of $907,000 due to the amortization of debt discount and the initial warrant derivative and note conversion feature fair value related to our financing with DMRJ, increased borrowings under our credit facility with DMRJ and to higher interest rates on these borrowings. For the year ended June 30, 2009, interest expense included $568,000 assessed on the then-outstanding Series D Cumulative Convertible Preferred Stock owned by our former lender Laurus Master Fund Ltd., due to our failure to meet the amended redemption date, $90,000 of forbearance fees due to cure events of default under our former credit facility and $59,000 assessed by the State of California, resulting from a sales tax audit of Accurel that the Company is appealing.  Other factors attributing to the increase in other expense, net are:  the realized gain of $468,000 on the transfer of our investment in CorNova, Inc. common stock as part of the senior secured convertible promissory note issuance to DMRJ and $98,000 of realized loss on our share of CardioTech International stock owned by CorNova in the year ended June 30, 2009. Interest income increased $6,000 to $61,000, in the year ended June 30, 2010 from $55,000, for the comparable prior year period, due to interest income earned on restricted funds held in time deposits collateralizing letters of credit issued in conjunction with a large order from the India Ministry of Defence.

Loss from Continuing Operations

Loss from continuing operations for the year ended June 30, 2010 was $15,399,000 as compared with $13,559,000 for the comparable prior year, an increase of $1,840,000, or 13.6%.  The increase in loss from continuing operations is primarily the result the non-cash charges recorded due to changes in the fair value of the note conversion option liability of $9,503,000 and warrant derivative liability of $217,000, the $3,136,000 goodwill impairment charge, decreased gross margins due to lower revenues and higher per unit costs, increased interest expense and the $468,000 gain realized on the transfer of our CorNova common stock., offset partially by the $5,000,000 non-cash benefit  recorded due to  the settlement of the litigation with Evans and John Traub, a $5,700,000 non-cash charge recorded in comparable prior period due to the Evans litigation and settlement and a $4,040,000 reduction in operating expenses.

Preferred Distribution, Deemed Dividends and Accretion

Preferred distribution, deemed dividends and accretion on the Series F Preferred Stock for the year ended June 30, 2010 was $329,000 as compared with $207,000 on the Series D Preferred Stock for the comparable prior year, an increase of $122,000.  The Series F Preferred Stock, issued on July 1, 2009 and August 31, 2009, contained beneficial conversion features which amounted to $329,000 and is accounted for as a deemed dividend. The Series D Preferred Stock was extinguished on December 10, 2008.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the year ended June 30, 2010 was $124,000 as compared with a net income of $808,000 for the comparable prior year, an increase of $932,000 or 115.3%.  The net loss from discontinued operations for fiscal 2010 is composed of operating loss of $124,000 from our medical reporting unit, which includes an impairment charge of $104,000 recorded on long-lived assets.  Net income from discontinued operations for the year ended June 30, 2009 includes: (i) operating income of $24,000 from our Core Systems subsidiary, which was sold during the second quarter of fiscal 2009, (ii) operating loss of $264,000 from our medical reporting unit, which includes an impairment charge of $143,000 recorded on long-lived assets (iii) gain on sale of Core Systems of $22,000 and (iv) gain on sale of assets of our medical reporting unit of approximately $1,026,000.

Income Taxes

As of June 30, 2010, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $38,276,000 expiring between 2022 and 2031, and $34,962,000, expiring between 2011 and 2026, respectively.  As of June 30, 2010, we had federal and state investment, alternative minimum tax and research credit carry forwards available to offset future taxable income of approximately $729,000, expiring between 2022 and 2031, and $500,000, expiring between 2011 and 2026, respectively.

Liquidity and Capital Resources

As of June 30, 2010, we had a cash overdraft of approximately $11,000, an increase of $5,000 when compared with our cash overdraft of $6,000 as of June 30, 2009.

On March 31, 2011, we must repay in full our obligations to DMRJ under the amended and restated senior secured promissory note issued to DMRJ in March 2009, under a second secured promissory note issued in July 2009 and under a revolving credit facility established in September 2009. As of June 30, 2010, our obligations under the senior secured convertible promissory note, the senior secured promissory note and under the revolving credit facility were $3,920,000, $1,000,000 and $8,143,000, respectively. Each of these notes and the credit facility are described in more detail below.  As of December 31, 2010 our obligation to DMRJ under the senior secured convertible promissory note, the senior secured promissory note and under the revolving credit facility were $3,760,000, $1,000,000 and $10,994,000, respectively, reflecting increased borrowing under the revolving credit facility to fund working capital required to fulfill our order from the India Ministry of Defense.

On December 10, 2008, we used approximately $477,000 of the proceeds from the issuance of senior secured promissory note to DMRJ to repay all of the indebtedness outstanding to Bridge Bank, N.A., and the credit facility with the bank terminated. On December 10, 2008, we also used approximately $1,161,000 of the proceeds from the issuance of the note to redeem all of the Series D Preferred Stock held by Laurus Master Fund Ltd., excluding a portion of such stock which was redeemed effective on that date by the subsequent issuance of 929,535 shares of our common stock. As of June 30, 2009, the outstanding balance on the Series D Preferred Stock was $0.

During the year ended June 30, 2010 we had net cash outflows of $7,897,000 from operating activities of continuing operations as compared to net cash outflows of continuing operations of $3,985,000 for the comparable prior year period.  The approximately $3,912,000 decrease in net cash outflows used in operating activities of continuing operations during the year ended June 30, 2010, as compared to the comparable prior year period, was due to (i) a decrease in accounts payable of $1,364,000, compared to an increase in accounts payable of $1,860,000 in the prior period due to the payment of outstanding obligations; (ii) a decrease of $246,000 in deferred revenue, compared to a $362,000 increase in deferred revenue in the prior period due primarily to the timing of customer advance payments; (iii) a $428,000 increase in prepaid expenses, compared to a $79,000 increase in prepaid expenses in the prior period, due to vendor prepayment requirements on inventory procurement; (iv) a $414,000 increase in inventories, compared to a $164,000 decrease in inventories in the prior period, due to the acquisition of inventory in conjunction with an order from the India Ministry of Defence and (v) a $212,000 decrease in accounts receivable, compared to a $424,000 decrease in accounts receivable in the prior period. For the year ended June 30, 2010, we had net cash outflows of $47,000 from operating activities of discontinued operations, compared with net cash outflows of $33,000 from operating activities of discontinued operations for the comparable prior year period.

During the year ended June 30, 2010 we had net cash outflows of $1,187,000 from investing activities of continuing operations as compared to net cash inflows of $3,637,000 from investing activities of continuing operations for the comparable prior year period.  The approximately $4,824,000 decrease in net cash inflows used in investing activities of continuing operations during the year ended June 30, 2010, as compared to the comparable prior year period, was primarily a result of $1,377,000 decrease in payments received on the note issued as part of the consideration received from the sale of Core Systems,  net proceeds of $1,080,000 received from the sale of Core Systems $699,000 in net cash provided from the sale of assets of our medical business unit,  $1,362,000 increase in cash transferred to restricted funds to collateralize letters of credit issued in conjunction with an order from the India Ministry of Defence, compared to the receipt of $375,000 from restricted funds in the comparable prior period due mainly to the release of the Accurel sale escrow funds. For the year ended June 30, 2010, we had net cash outflows of $0 from investing activities of discontinued operations, compared to net cash outflows of $28,000 from investing activities of discontinued operations for the comparable prior year period, due primarily to a decrease in cash used to purchase property and equipment.

During the year ended June 30, 2010 we had net cash inflows of $9,131,000 from financing activities of continuing operations as compared to net cash outflows of $2,000 from financing activities of continuing operations for the comparable prior year period.  The approximately $9,133,000 increase in net cash inflows used in financing activities of continuing operations during the year ended June 30, 2010, as compared to the comparable prior year period, was primarily due to $8,143,000 in cash borrowed under the credit facility provided by DMRJ in September 2009 and $1,000,000 in cash provided by the issuance of a senior secured note to DMRJ in July 2009. During the year ended June 30, 2009, we used $2,776,000 to pay dividends and redeem our Series D Preferred Stock, used $1,000,000 to repay our obligations under a senior secured convertible promissory note, used $764,000 to reduce our obligations to Bridge Bank under our term note and revolving credit facility, used $344,000 to repay other long-term debt and capital lease obligations and received $4,759,000 from our issuance of a senior secured convertible promissory note to DMRJ, received $100,000 of proceeds from the issuance of a note payable to a member of our Board of Directors and received $23,000 from the issuance of shares of our common stock under our employee stock purchase plan. For the year ended June 30, 2010, we had net cash outflows of $0 from financing activities of discontinued operations compared with net cash outflows of $1,000 from financing activities of discontinued operations for the comparable prior year period, due to decreased principal payments of capital lease obligations.  We expect that the absence of negative cash flows from our discontinued operations will have a favorable impact on our future liquidity and capital resources.

Credit Facilities from DMRJ Group LLC

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note, which is collateralized by all of our assets, originally bore interest at 11.0% per annum.  The effective interest rate on the note, at the time of issuance, was approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc., a privately-held development stage medical device company, to DMRJ.  The note, which has been amended and restated, as described below, was originally convertible in whole or in part at the option of DMRJ into shares of our common stock at a conversion price of $0.26 per share.

In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that the company issues additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price of the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. The promissory note contains reset provisions, in the event that the we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period.

We valued the note upon issuance at its residual value of $4,341,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the fair value of the note conversion option liability and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of the fair value $153,000 allocated to the warrant, $638,000 allocated to the note conversion liability fair value $468,000 representing the estimated fair value of the CorNova common stock transferred to DMRJ in the financing transaction.  The note discount was calculated based upon the residual method.  The discount on the note is being amortized to interest expense over the term of the note.  The fair value of the warrant and note conversion liability were determined using a binomial option pricing model.  See Notes 15 and 16 for the assumptions used in calculating the fair values.

For the years ended June 30, 2010 and 2009, we recorded $833,000 and $693,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note. As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in a $802,000 adjustment to the opening balance of accumulated deficit and reclassified the original fair value of the warrant from additional paid in capital to the warrant derivative liability as summarized in the following table:

	As reported on	As adjusted on	Cumulative Effect
	June 30,	July 1,	of Change in
	2009	2009	Accounting Principle

Debt discount	$-	$352,000	$352,000
Warrant derivative liability	-	61,000	61,000
Additional paid in capital	61,290,000	61,130,000	(160,000)
Senior secured convertible promissory note	4,049,000	4,119,000	70,000
Note conversion option liability	-	1,183,000	1,183,000
Accumulated deficit	(72,678,000)	(73,480,000)	(802,000)

For the year ended June 30, 2010, we recorded a non-cash charge of $9,503,000 in our statement of operations to record the change in fair value of the note conversion option liability. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability and note conversion liability (see Note 15).

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

On July 1, 2009, we entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000.  We valued the note at its residual value of $726,000 based on the relative fair value of the Series F Convertible Preferred Stock issued in conjunction with the note (see Note 18).

The senior secured promissory note, which has been amended, as described below, originally bore interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by us of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, DMRJ may require us to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving us; (ii) the sale or transfer of more than 50% of our assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by us, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to us of more than $500,000; provided, however, that DMRJ may not require us to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

The amendment to the loan agreement provided that, in the event we had not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we would immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale. As of June 30, 2010, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued the additional shares to DMRJ. The Series F Preferred Stock is convertible into that number of shares of common stock which equals the original issue price of the Series F Preferred Stock ($0.08 per share) divided by the “Series F Conversion Price.” All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ were convertible into 16,466,630 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis. In the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect, the Series F Conversion Price will be automatically adjusted to equal the price per share at which such shares are issued.  This reset provision completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event.  The reset provision will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

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

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to reset provisions in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect.

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

The holders of the Series F Preferred Stock have no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the Series F Preferred Stock, we may not (i) amend, alter or repeal any provision of our Restated Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series F Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of our equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

The convertible promissory note conversion option and the warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the amended conversion price then in effect, the note conversion price will be automatically adjusted to equal the price per share at which such shares are issued.  This reset provision completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event.  These reset provisions will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders. Under ASC 815-40-15, the conversion option liability and the warrant should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period.

On August 5, 2009, we entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued DMRJ a bridge note in the principal amount of $700,000.  The note bore interest at the rate of 25% per annum. The outstanding principal balance and all interest due under this bridge note was paid on September 4, 2009.

On September 4, 2009, we entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided us with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, we issued a promissory note to DMRJ evidencing our obligations under the credit facility. Each of our subsidiaries guaranteed our obligations under the credit facility. Our obligations and our subsidiaries’ obligations are secured by grants of first priority security interests in all of our respective assets. In addition, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

The revolving line of credit, which has been amended, as described below, originally bore interest at the rate of 25% per annum. Interest under the note is due on the first day of each calendar month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on December 10, 2009. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ. Subject to applicable cure periods, amounts due under the note are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the note; (ii) any failure to observe or perform any other condition, covenant or agreement contained in the note or certain conditions, covenants or agreements contained in the credit agreement; (iii) certain suspensions of the listing or trading of our common stock; (iv) a determination that any misrepresentation made by us to DMRJ in the credit agreement or in any of the agreements delivered to DMRJ in connection with the credit agreement were false or incorrect in any material respect when made; (v) certain defaults under agreements related to any of our other indebtedness; (vi) the institution of certain bankruptcy and insolvency proceedings by or against us; (vii) the entry of certain monetary judgments against us that are not dismissed or discharged within a period of 20 days; (viii) certain cessations of our business in the ordinary course; (ix) the seizure of any material portion of our assets by any governmental authority; and (x) our indictment for any criminal activity.

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. For the period September 4, 2009 through January 12, 2010, the date as of which this arrangement was cancelled, we experienced a net loss and no such payments were due or payable to DMRJ as of March 31, 2010.

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

We failed to pay an aggregate of $7,505,678 in principal, together with approximately $149,292 of interest, due to DMRJ on December 10, 2009, the maturity of each of the promissory notes described above.  On December 20, 2009, we received written notice form DMRJ, stating that we were in default of our obligations under each of the notes.

As a result of these defaults, effective December 11, 2009, (i) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in March 2009 automatically increased from 11% per annum to 2.5% per month (or the maximum applicable legal interest rate, if less); (ii) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in July 2009 automatically increased from 2.5% per month to 3.0% per month (or the maximum applicable legal interest rate, if less); and (iii) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in September 2009 increased from 25% per annum to 30% per annum (or the maximum applicable legal interest rate, if less). All such default interest is payable upon demand by DMRJ.

On December 31, 2009, we received further written notice from DMRJ, withdrawing its December 20, 2009 default notice. Also on December 31, 2009, DMRJ elected to convert $120,000 of the principal amount owed by us under the senior secured convertible promissory note into 1,500,000 shares of our common stock, at an adjusted conversion price of $.08 per share. DMRJ has subsequently converted additional portions of our indebtedness on similar terms. Under the promissory notes and related agreements, however, DMRJ may not convert any portion of the notes if the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by DMRJ at such time, would result in DMRJ beneficially owning in excess of 4.99% of the then issued and outstanding shares of common stock. DMRJ may waive such limitation by providing us with 61 days’ prior written notice.

On January 12, 2010, we entered into an omnibus waiver and first amendment to credit agreement and third amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $3,000,000 to $5,000,000; (ii) the maturity of all of our indebtedness to DMRJ under each of the notes described above, was extended from December 10, 2009 to June 10, 2010; (iii) DMRJ waived all existing defaults under all of these promissory notes and all related credit agreements through the new maturity date of June 10, 2010; (iv) the interest rate payable on our obligations under each of the promissory notes was reduced to 15% per annum; (v) all arrangements pursuant to which we were to share with DMRJ any profits resulting from certain transactions were removed from the credit documents; (vi) we agreed to certain limitations on equity financings without DMRJ’s prior consent; and (vii) we agreed that we will not prepay more than $3,600,000 of the $5,600,000 of indebtedness owed to DMRJ under the March 2009 amended and restated promissory note without DMRJ’s prior consent.

On April 23, 2010 we entered into an omnibus second amendment to credit agreement and fourth amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $5,000,000 to $10,000,000; and (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under each of the promissory notes described in the preceding paragraphs was extended from June 10, 2010 to September 30, 2010.

On September 30, 2010, we entered into an omnibus third amendment to the credit agreement and fifth amendment to note and warrant purchase agreement  pursuant to which the maturity of all of the our indebtedness to DMRJ, including indebtedness in the preceding paragraphs, was extended from September 30, 2010 to March 31, 2011.

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

As of June 30, 2010, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,920,000, $1,000,000 and $8,143,000, respectively.  Further, as of June 30, 2010, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $686,000.

As of December 31, 2010 our obligation to DMRJ under the senior secured convertible promissory note, as amended, the senior secured promissory note and under the credit facility approximated $3,760,000, $1,000,000 and $10,994,000, respectively. Further, as of December 31, 2010, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,023,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2010 we had four irrevocable standby letters of credit outstanding in the approximate amount of $1,906,000.

•
A letter of credit in the amount of $418,000 provides performance security equal to 10% of the contract amount for product which shipped in the first quarter of fiscal 2009.  The letter of credit expired on July 31, 2010.

•
Three letters of credit aggregating to $1,488,000 (1) provides performance security equal to 5% of the contract amount; (2) provides warranty performance security equal to 5% of the contract amount; and, (3) provides security equal to 15% of the contract amount against an advance deposit under the terms of an order from the India Ministry of Defence.  The letters of credit expire between December 21, 2010 – October 5, 2012.

As of June 30, 2010, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC 105, we have updated references to generally accepted accounting principles (“GAAP”) in our financial statements issued for the year ended June 30, 2010. The adoption of ASC 105 did not impact our consolidated financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force)” (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. We do not currently believe that the adoption of this update will have any effect on our consolidated financial position and results of operations.

In February 2008, the FASB issued ASC 820-10-65-1, “Fair Value Measurements and Disclosures”.  ASC 820-10-65-1 delayed the effective date of ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the provisions of ASC 820-10 for nonfinancial assets and nonfinancial liabilities effective July 1, 2009.  The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued ASC 260-10-55-76C, “Earnings per Share — Implementation Guidance,” effective for fiscal years beginning after December 15, 2008.  ASC 260-10-55-55-76C clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two-class method. We adopted the provisions of ASC 260-10-55-55-76C effective July 1, 2009.The adoption of ASC 260-10-55-55-76C did not have a material impact on reported earnings per share.

In June 2008, the FASB issued ASC 815-40-15, “Derivatives and Hedging.” FASB ASC 815-40-15 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of ASC 815-40-15 effective July 1, 2009.  The adoption of these provisions did have a material impact on our consolidated financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management identified a material weakness in respect of our internal controls over financial reporting, specifically in our controls over the adoption of Accounting Standards Codification (“ASC”) 815-40-15 - “Derivatives and Hedging.” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to the company’s common stock. Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, to record the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock, as required under Accounting Standards Codification (“ASC”) 470-20 “Debt.” We will restate the condensed consolidated financial statements included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2009, December 31, 2009 and March 31, 2010. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer, concluded that, we did not maintain effective internal control over financial reporting as of June 30, 2010 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that, as of June 30, 2010, our internal control over financial reporting was not effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our  registered public accounting firm pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management's report in this Annual Report.

Remediation

We are committed to remediating the material weakness identified in our implementation of new accounting pronouncements. To remediate our material weakness we have recruited a senior accounting professional which will enhance the overall technical abilities of our accounting department.  This individual will assist with the preparation of our financial statements and with the documentation of our review of financial statements and schedules.  Further, we will evaluate additional training for existing personnel in the areas of GAAP and will take the necessary steps to improve our internal process of identifying, researching and evaluating the impact of new accounting pronouncements. This additional resource will enhance our GAAP capabilities related to review procedures, strengthen our segregation of duties as well as enhance our ability to account and report on complex material and/or non-routine transactions.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In May 2009, our Board of Directors increased the size of the board from five directors to seven directors.  Our Board of Directors is currently comprised of six directors.  The directors and named executive officers, their ages and positions, as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of September 30, 2010.

There are no family relationships between any director, named executive officer, or person nominated or chosen to become a director or executive officer.

Name	Age	Position
Glenn D. Bolduc	58	Chairman of the Board, President and Chief Executive Officer
Brenda L. Baron	48	Vice President, Manufacturing and Technical Services
Bruce R. Bower	65	Senior Vice President
Roger P. Deschenes	52	Vice President, Finance and Chief Financial Officer
Todd A. Silvestri	44	Vice President, Advanced Technology and Product Development
John A. Keating	57	Director
Joseph E. Levangie	65	Director
Robert P. Liscouski	56	Director
Howard Safir	69	Director
Michael C. Turmelle	51	Director

Glenn D. Bolduc has served as Chairman of the Board since May 2009 and as President and Chief Executive Officer since January 2009, having joined us as Chief Financial Officer in July 2008. Prior to joining the Company, Mr. Bolduc served as acting CEO and CFO of Horizon’s Edge Casino Cruises, LLC.  From January 2001 through January 2006 Mr. Bolduc was the principal of Radius Ventures LLC, a strategic advisory firm.  Prior to Radius Ventures, Mr. Bolduc has held executive management and financial positions, including CEO and CFO, with several venture-backed and publicly-held companies in various technology industries.  From 1996 to 1999, Mr. Bolduc served as President and Chief Executive Officer of Vialog Corporation. Mr. Bolduc received his undergraduate degree in accounting from Fairleigh Dickinson University and began his accounting career with PriceWaterhouseCoopers.

Our Board of Directors has concluded that Mr. Bolduc is uniquely qualified to serve as a director and Chairman of our Board based on his past and current leadership and executive roles, financial skills and business judgment.

Brenda L. Baron has served as our Vice President, Manufacturing and Technical Services since February, 2009, having joined the company in April 2004.  Ms. Baron developed the Security Division's manufacturing operations, as well as manufacturing, test, and documentation control. Prior to joining the Company, Ms. Baron served as Documentation Engineer with the instrumentation division of Milipore Corporation, from 2002 to 2004, and was employed at Ion Track Instruments, an explosives trace detector manufacturer as  Configuration Manager, from 1998 to 2001, where she played a key role in bringing handheld, bench top, and portal trace detectors into production.

Bruce R. Bower joined us in August 2001 as Senior Vice President. From February 2009 through November 2009 and from February 2010 through the date of his appointment as Senior Vice President, Mr. Bower served as strategic advisor to our Chief Executive Officer.  From November 2009 through January 2010, Mr. Bower was employed by us as a special assistant to the Chief Executive Officer. Mr. Bower has more than 25 years of sales, sales management, marketing and general management experience with technology companies selling hardware and software solutions to enterprise and government customers worldwide. Prior to joining the Company he served as Vice President Sales and Marketing and President, CEO for both Teloquent Communications and MultiLink and held Sales, Product Management, and General Management roles with ROLM and IBM. Mr. Bower holds a M.B.A. from Boston University.

Roger P. Deschenes joined us in June 2008 as Controller, was promoted to Vice President, Finance in January 2009 and to Chief Financial Officer in July 2010. Mr. Deschenes has more than 25 years of accounting and financial leadership experience with publicly traded and private companies. Prior to joining Implant Sciences, Mr. Deschenes served as Vice President, Finance with Beacon Roofing Supply, Inc. from 2006 to 2007. From 1990 to 2006, Mr. Deschenes served in several senior accounting and financial capacities at Saucony, Inc. including: Vice President, Controller, Chief Accounting Officer and Assistant Treasurer.  Mr. Deschenes received a B.S. in Business Administration from Salem State University and is a Certified Management Accountant.

Todd A. Silvestri joined us in September 2008 and is directly responsible for the design and commercialization of the Company’s advanced explosive trace detection solutions. Previously, Mr. Silvestri was Senior Vice President of Century Capital Partners, assisting his clients in defining optimal exiting strategies, securing capital, and expanding into foreign markets. Prior to that, he led New Product Development for Environmental Systems Products (ESP), where he was responsible for expanding the Company’s traditional business-to-government services into new frontiers by commercializing products and services for private business clients and consumers. In 2003, Mr. Silvestri founded APAC Global LLC providing consulting in the areas of company establishment, localization/relocation of operations, supply chain management, and organizational design primarily focused with small to medium sized companies expanding to, or within, the Asia Pacific Region. Mr. Silvestri holds a Masters Degree in Business from the Kellogg School of Management at Northwestern University, as well as a B.S. in Chemical Engineering from Clarkson University.

John A. Keating has served our board of directors since May 2009.  Mr. Keating has served the as the Vice President of Global Customer Fulfillment at Timberland Company, a premium global footwear brand with sales in excess of $1.2 billion in 2008, since 1992. Mr. Keating is responsible for all transportation, distribution, customs, and order management. In addition, Mr. Keating oversees North American customer service and apparel sourcing operations.  Mr. Keating holds a B.A. degree from Bridgewater State University and a M.B.A. from Suffolk University.

Our Board of Directors has concluded that Mr. Keating is uniquely qualified to serve as a director based on his experience and leadership rolls as an executive of a public company and his knowledge of transportation and distribution operations.

Joseph E. Levangie has served on our board of directors since December 2007.  Mr. Levangie has served as Chief Executive Officer of JEL & Associates, a business advisory firm, since 1981.  Mr. Levangie has held many executive positions including Chief Financial Officer of Greenman Technologies, Inc., Chief Operating & Financial Officer of Colorgen, Inc., Vice President, Corporate Development and Chief Financial Officer of Spire Corporation and Executive Vice President of The Solar Energy & Energy Conservation Bank. Mr. Levangie holds a S.B. in Chemical Engineering from the Massachusetts Institute of Technology and a M.B.A from the Harvard Graduate School of Business Administration.  Mr. Levangie served as a director of SatCon Technology Corporation from December 2004 to December 2007.

Our Board of Directors has concluded that Mr. Levangie is uniquely qualified to serve as a director based on his leadership role and experience as an executive at several public companies and his professional credentials.

Robert P. Liscouski has served on our board of directors since May 2009.  Since July 2009, Mr. Liscouski has served as lead of strategic and business development programs at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm. Mr. Liscouski was the first Assistant Secretary for Infrastructure Protection for the Department of Homeland Security, serving from March 2003 to February 2005 and reporting directly to then Secretary Tom Ridge.  Mr. Liscouski’s private sector experience includes serving as the CEO of Content Analyst, a software company that automates the analysis and categorization of large volumes unstructured text and data, as Director of Information Assurance for The Coca-Cola Company and Vice President, Law Enforcement Division, for IRION Scientific Systems.  Mr. Liscouski’s government experience includes several years with the Diplomatic Security Service of the U.S. Department of State.  Mr. Liscouski is a Senior Fellow at the Center of Strategic and International Studies in Washington, D.C. and serves as an advisor to the U.S. government on technology matters.  Mr. Liscouski holds a B.S. degree in Criminal Justice from John Jay College of Criminal Justice and a Masters of Public Administration from the Kennedy School of Government, Harvard University.

Our Board of Directors has concluded that Mr. Liscouski is uniquely qualified to serve as a director based on his experience and leadership roles in public safety and security as a senior official with the Department of Homeland Security and based on his experience and leadership roles in the private sector.

Howard Safir has served on our board of directors since May 2009.  Mr. Safir has served as Chief Executive Officer of the security consulting and investigations unit of GlobalOptions Group, Inc., since May 2006 and as Chairman, Chief Executive Officer and Principal of the November Group a company that provides strategic advisory and customer acquisition services to companies in the security, law enforcement, intelligence and defense industries. Mr. Safir was the founder, Chairman and Chief Executive Officer of Safir Rosetti, LLC, a premier security consulting company, from December 2001 until its acquisition in May 2006 by GlobalOptions Group, Inc. Prior to that time, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services. In 1996, Mr. Safir was appointed the 39th Police Commissioner of the City of New York by Mayor Rudolph W. Giuliani, after serving as New York City’s 29th Fire Commissioner for the prior two years, making him the only individual in the history of New York City to serve as both police and fire commissioner. Previously, he was the Assistant Director of the Drug Enforcement Agency and also served as Chief of the Witness Security Division, U.S. Marshals Service. Mr. Safir currently serves as a director of Verint Systems, Inc. and LexisNexis Special Services, Inc., a private company.  From February 2004 to October 2006, Mr. Safir served as Chairman of the Board of Directors of GVI Security Solutions, Inc., a provider of video surveillance and security solutions products and from June 2005 to July 2006 served as a director of Blastgard International, Inc., a developer and designer of proprietary blast mitigation materials, both of which are public companies.  Mr. Safir also served as a Chairman of the Board of Directors of National Security Solutions Inc., from March 2008 to April 2010, a private company organized for the purpose of effecting a business combination, including with entities involved in the security and homeland defense industries. Mr. Safir received his B.A. in History and Political Science from Hofstra University in 1963. He attended Harvard University's John F. Kennedy School of Government, receiving certificates in the programs for Senior Managers in Government in 1988 and for National and International Security in 1989.  Mr. Safir is a member of the Board of Trustees of Hofstra University and a director of the foundation of the International Association of Chiefs of Police.

Our Board of Directors has concluded that Mr. Safir is uniquely qualified to serve as a director based on his experience and leadership roles in public safety and security and his extensive service as a director and board chairman of public companies involved in the security and homeland defense industries.

Michael C. Turmelle has served on our board of directors since December 2005.  Since June 2010, Mr. Turmelle has served as the Chief Financial Officer of American EcoThermal, Inc., a company that provides geothermal renewal energy systems for use in homes and businesses.  From 2006 to 2010 Mr. Turmelle served as the Chief Financial Officer for Premium Power Corporation.  From 1987 until October of 2006 Mr. Turmelle worked for SatCon Technology Corporation, holding several positions including Chief Financial Officer from 1991 until 2000 and Chief Operating Officer from 2000 to 2005.  Prior to joining SatCon, Mr. Turmelle worked for HADCO Corporation.  Mr. Turmelle holds a B.A. degree in Economics from Amherst College.

Our Board of Directors has concluded that Mr. Turmelle is uniquely qualified to serve as a director based on his past and current leadership and executive roles, financial and operational skills, business judgment and knowledge of corporate governance matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to the company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2010, with the exception of Mr. Michael C. Turmelle who failed to timely file one such report.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to our chief executive officer and chief financial officer.  The code of ethics is posted on our website at www.implantsciences.com.  We intend to include on our website any amendments to, or waivers from, a provision of our code of ethics that applies to our chief executive officer and chief financial officer that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K.

Stockholder Communications with the Board of Directors

Pursuant to procedures set forth in our bylaws, our Nominating/Corporate Governance Committee will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders.  To be timely, the notice must be received within the time frame identified in our bylaws, discussed below.  To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee.  These requirements are detailed in our amended and restated bylaws, which were attached as an exhibit to our Report on Form 8-K filed on December 18, 2007.  A copy of our bylaws will be provided upon written request.

Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for inclusion in our proxy materials for our 2011 Annual Meeting of Stockholders must be received by the Clerk of the Company at the principal offices of the Company no later than September 1, 2011.

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

Board Attendance

The Board of Directors met three (3) times and held twelve (12) meetings by telephone conference call during the year ended June 30, 2010.  Each director attended in excess of 75% of the total number of meetings of the Board of Directors and of the committees on which he served during fiscal 2010.

The Board of Directors has three standing committees; Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of September 30, 2010, is indicated in the table below.

Nominating /
Corporate
Director	Audit	Compensation	Governance
John A. Keating
Joseph E. Levangie	Chairman	X	X
Robert R. Liscouski			X
Howard Safir		X
Michael C. Turmelle	X	Chairman	Chairman

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Messrs. Joseph Levangie, Robert Liscouski and Michael Turmelle, each of whom is an “independent” director, and Michael C. Turmelle serves as chairman of the Nominating/Corporate Governance Committee.  The Nominating/Corporate Governance Committee leads the Board’s effort at ensuring we have qualified directors by: (i) identifying individuals qualified to become Board members consistent with criteria approved by the Board and recommending to the Board a group of director nominees for each annual meeting of stockholders; (ii) recommending nominees to fill any vacancies which may occur during the year; (iii) considering candidates for nominees as directors of the Company who are recommended by stockholders entitled to do so under our Bylaws; and (iv) ensuring that the Audit, Compensation and Nominating/Corporate Governance Committees of the Board have qualified and experienced “independent” directors.  The Board has adopted a written charter for the Nominating/Corporate Governance Committee which is posted on our website at www.implantsciences.com.

In the event that the Nominating/Corporate Governance Committee or the Board identifies the need to fill a vacancy or to add a new member to fill a newly created position on the Board with specific criteria, the Nominating/Corporate Governance Committee initiates a search process and keeps the Board apprised of its progress. The Nominating/Corporate Governance Committee may seek input from members of the Board, the Chief Executive Officer and other management and, if necessary, hire a search firm. In addition, as a matter of policy, the Nominating/Corporate Governance Committee will consider candidates for Board membership properly recommended by stockholders. The initial candidate or candidates, including anyone recommended by a stockholder, who satisfy the specific criteria for Board membership and otherwise qualify for membership on the Board are reviewed and evaluated by the Nominating/Corporate Governance Committee. The evaluation process for candidates recommended by stockholders is the same as the process used to evaluate candidates recommended by any other source.  During the fiscal year ended June 30, 2010, the Nominating/Corporate Governance Committee did not meet.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Board has designated from among its members Mr. Joseph E. Levangie and Mr. Michael C. Turmelle as the members of the Audit Committee.  The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:

•	appointing, approving the compensation of, and assessing the independence of our independent auditors;

•	overseeing the work of our independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

•	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;

•	coordinating the Board of Director’s oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics;

•	establishing procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our independent auditors and management; and

•	preparing the audit committee report required by SEC rules.

The Board of Directors has determined that Mr. Levangie, who serves as the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

During the fiscal year ended June 30, 2010, the Audit Committee met six (6) times.  The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com under the “Investor Relations – Corporate Governance” section.

Compensation Committee

The Compensation Committee consists of Messrs. Michael C. Turmelle, Howard Safir and Joseph E. Levangie.  Mr. Turmelle serves as chairman of the Compensation Committee.  The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans.  The Board of Directors has determined that each of the members of the Compensation Committee is an “independent” director within the meaning of the NYSE Amex (formerly, American Stock Exchange) listing standards and meets the independence requirements of Section 162(m) of the Internal Revenue Code, as amended.  During the fiscal year ended June 30, 2010, the Compensation Committee met four (4) times.  The responsibilities of the Compensation Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

Compensation is paid to our executive officers in both fixed and discretionary amounts which are established by the Board of Directors based on existing contractual agreements and the determinations of the Compensation Committee.  Pursuant to its charter, the responsibilities of the Compensation Committee are (i) to assist the Board of Directors in discharging its responsibilities in respect of compensation of our senior executive officers; (ii) review and analyze the appropriateness and adequacy of our annual, periodic or long-term incentive compensation programs and other benefit plans and administer those compensation programs and benefit plans; and (iii) review and recommend compensation for directors, consultants and advisors.  Except for the delegation of authority to the Chief Executive Officer to grant certain de minimus equity compensation awards to our non-executive employees, the Compensation Committee has not delegated any of its responsibilities to any other person.

Risk Oversight

The Board of Directors is responsible for oversight of our risk management process. Our senior management is responsible for risk management on a day-to-day basis, including identifying risks, managing risks, and reporting and communicating risks back to the Board of Directors. The Board of Directors, including Board Committees comprised solely of independent directors, reviews various areas of significant risk to the Company, and advises management on policies, strategic initiatives, annual report on internal controls and other actions. Specific examples of risks primarily overseen by the full Board of Directors include competition risks, industry risks, economic risks, business operations and employee compensation risks and risks related to acquisitions and dispositions.

The Committees are primarily responsible for considering and overseeing risks within their particular area of concern. For example, as provided in its charter, the Audit Committee meets regularly with management, our independent registered public accountants and our internal auditors, to discuss the integrity of our financial reporting processes and internal controls as well as the steps that have been taken to monitor and control risks related to such matters. The Nominating and Corporate Governance Committee monitors compliance with the Code of Business Conduct and Ethics and reviews compliance with applicable laws and regulations related to corporate governance. The Compensation Committee reviews and evaluates risks related to the design and implementation of all general compensation programs applicable to our employees, including an annual review of both the design and the application of compensation and benefits programs.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation earned in the last two fiscal years ended June, 2010 and 2009 by our Chief Executive Officer, Chief Financial Officer, and other most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal years ended June 30, 2010 and 2009:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Named Executive Officers
Glenn D. Bolduc (3) Chairman, President and Chief Executive Officer	2010	$323,654	$-	$56,780	$12,408	$392,842
	2009	$219,231	$136,250	$42,210	$9,792	$407,483

Bruce R. Bower (4) Senior Vice President	2010	$24,400	$-	$3,403	$169,800	$197,603
	2009	$-	$-	$579	$55,200	$55,779

Todd A. Silvestri (5) Vice President, Advanced Technology and Product Development	2010	$169,192	$-	$9,764	$6,225	$185,181
	2009	$110,893	$62,000	$6,909	$14,489	$194,291

Roger P. Deschenes (6) Vice President, Finance and Chief Financial Officer	2010	$159,462	$-	$13,288	$1,226	$173,976
	2009	$129,615	$52,000	$10,189	$571	$192,375

Brenda L. Baron (7) Vice President, Manufacturing and Technical Services	2010	$129,036	$-	$7,592	$1,051	$137,679
	2009	$92,150	$27,500	$9,829	$850	$130,329

(1)
The amount reported in this column for the Named Executive Officer represents the dollar amount recognized for financial statement reporting purposes in fiscal 2010, determined in accordance with Accounting Standards Codification ("ASC") 718-11-25 Compensation - Stock Compensation.  See Note 2 of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for fiscal year 2010 for the assumptions used in determining the value of such awards. For the fiscal year ended June 30, 2010, no option awards were granted to the Chief Executive Officer or the named executives, with the exception of Mr. Bower who received an option award exercisable into 75,000 shares of our common stock, pursuant to our 2004 Stock Option Plan.

(2)
All other compensation includes, but is not limited to, premiums paid by us for disability and group term life insurance for the chief executive officer and all named executive officers; and consulting fees paid to the Mr. Bower, as noted in the following table:

	Consulting Fees	Disability and Group Term Life Insurance Premiums	Vehicle Allowance	Moving Allowance	Key Man Life Insurance	Legal Fees	Total

Fiscal Year 2010

Named Executive Officers
Glenn D. Bolduc	$-	$1,428	$7,200	$-	$3,318	$462	$12,408
Bruce R. Bower	169,800	-	-	-	-	-	169,800
Todd A. Silvestri	-	507	-	5,719	-	-	6,225
Roger P. Deschenes	-	1,226	-	-	-	-	1,226
Brenda L. Baron	-	1,051	-	-	-	-	1,051

Fiscal Year 2009

Named Executive Officers
Glenn D. Bolduc	$-	$1,428	$3,600	$-	$-	$4,764	$9,792
Bruce R. Bower	55,200	-	-	-	-	-	55,200
Todd A. Silvestri	-	994	-	13,495	-	-	14,489
Roger P. Deschenes	-	571	-	-	-	-	571
Brenda L. Baron	-	850	-	-	-	-	850

(3)
Our Board of Directors named Mr. Glenn D. Bolduc Chief Financial Officer on July 8, 2008.  On January 1, 2009, our Board of Director’s promoted Mr. Bolduc to the position of President, Chief Executive Officer and Chief Financial Officer.  We entered into a three-year employment agreement with Mr. Bolduc  pursuant to which Mr. Bolduc receives an initial base salary of $275,000, as further described below in the Employment Agreements; Change in Control and Severance Provisions section.

(4)	Mr. Bruce R. Bower joined us on August 2, 2010.

(5)	Mr. Todd A. Silvestri joined us on September 8, 2008.

(6)	Mr. Roger P. Deschenes was promoted to Vice President, Finance on January 5, 2009 and to Chief Financial Officer on July 5, 2010.

(7)	Ms. Brenda L. Baron was promoted to Vice President, Manufacturing and Technical Services on February 5, 2009.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Named Executive Officers

On February 6, 2009, we entered into a three-year employment agreement with Mr. Glenn D. Bolduc, President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mr. Bolduc receives an initial base salary of $275,000 per year, commencing as of January 1, 2009.  The base salary thereafter shall be subject to annual review and adjustment, as determined by the Board in its sole discretion. In July, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Bolduc’s annual base salary to $325,000. After the third year, the agreement will automatically renew for additional one-year periods unless notice of non-renewal is given by either party.  The agreement also provides for Mr. Bolduc to be eligible to receive incentive compensation in an amount of up to $137,000 for the fiscal year ending June 30, 2009, upon the achievement of certain performance milestones established by the Board of Directors, “key man” life insurance and a car allowance.  Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between Mr. Bolduc and us within 60 days after the commencement of each such fiscal year. For the fiscal year ended June 30, 2010, the Board of Directors determined that Mr. Bolduc was not eligible to receive incentive compensation.

In connection with his employment agreement, Mr. Bolduc has been granted an incentive option under the our 2004 Stock Option Plan to purchase 680,000 shares of our common stock at an exercise price of $.17 per share.  The option vests in equal annual installments over a three-year period commencing on January 1, 2010.  These options were valued using the Black-Scholes method, using the following assumptions: volatility 99.0%, risk-free interest rate 1.52%, expected life of six years and expected dividend yield of 0.0%.

In addition, Mr. Bolduc may participate in our employee fringe benefit programs or programs readily available to employees of comparable status and position. We may terminate his employment for any material breach of this employment agreement at any time.  In the event Mr. Bolduc’s employment is terminated by us without “cause” or Mr. Bolduc resigns for “good reason” (as those terms are defined in the agreement), we will pay him twelve months salary on a regular payroll basis and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits as separation payments.  Under his employment agreement, Mr. Bolduc is subject to restrictive covenants, including confidentiality provisions and a one year non-compete and non-solicitation provision.

For the purpose of Mr. Bolduc’s employment agreement, “Good Reason”  means, without Mr. Bolduc’s written consent, (a) a material diminution of duties assigned to Mr. Bolduc; (b) a material reduction in Base Salary or other benefits (other than a reduction or change in benefits generally applicable to all executive employees of the Company); (c) relocation to an office more than fifty miles outside the Company’s current location in the greater Boston area: (d) a change in control of the Company, as defined: or, (e) the acquisition by any individual, entity or group of 50% or more of the then outstanding shares of voting stock (the “Voting Stock”) of the Company, provided, however, that any acquisition by the Company or its subsidiaries, or any employee benefit plan (or related trust) of the Company or its subsidiaries of (i) 50% or more of the then outstanding Voting Stock, or (ii) Voting Stock which has the effect of increasing the percentage of Voting Stock owned by any individual, entity or group to 50% or more of the then outstanding Voting Stock, shall not constitute a change in control.  Notwithstanding the occurrence of any of the aforementioned events, no event or condition shall be deemed to constitute Good Reason unless (i)  Mr. Bolduc reports the event or condition which he believes to be Good Reason to the Board of Directors, in writing, within 45 days of such event or condition occurring and (ii) within 30 days after Mr. Bolduc provides such written notice of Good Reason, the Company has failed to fully correct such Good Reason and to make him whole for any such losses.

For the purpose of Mr. Bolduc’s employment agreement, “Cause” means any of the following:

•	conviction or entry of nolo contendere to any felony or a crime involving moral turpitude, fraud or embezzlement of Company property;

•
dishonesty, gross negligence or gross misconduct that is materially injurious to the Company or material breach of his or her duties, which has not been cured by Mr. Bolduc  within 10 days (or longer period as is reasonably required to cure such breach, negligence or misconduct) after she shall have received written notice from the Company stating with reasonable specificity the nature of such breach; and

•	illegal use or abuse of drugs, alcohol, or other related substances that is materially injurious to the Company.

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by the Company of the Mr. Bolduc without Cause, or (ii) termination for Good Reason by Mr. Bolduc .  The estimated incremental compensation assumes the triggering event had occurred on June 30, 2010.  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.

	Base Salary Continuation (1)	COBRA Premiums (2)	Life Insurance Premiums (3)	Other
Glenn D. Bolduc	$325,000	$13,204	$1,428	$-

(1)	We shall continue to pay Mr. Bolduc’s annual base salary then in effect for twelve (12) months on a regular payroll basis.

(2)
Represents estimated out-of-pocket COBRA health insurance premium expenses to be paid by us on behalf of Mr. Bolduc after termination.   Estimated out-of-pocket COBRA health insurance premium incurred by Mr. Bolduc over the 12 month period following termination to be reimbursed by us .  Currently, Mr. Bolduc does not subscribe to health benefits provided by us.

(3)
Represents estimated life insurance premiums to be paid by us on behalf of Mr. Bolduc after termination.  We shall continue in full force and effect, at our expense, the life insurance benefits provided in Mr. Bolduc’s Employment Agreement for a period of 12 months after termination of Mr. Bolduc’s employment or until Mr. Bolduc becomes employed, whichever occurs first.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of the fiscal year ended June 30, 2010.

Named Executive Officers		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Glenn D. Bolduc	(1)	39,890	30,110	$0.20	12/30/2018
	(2)	33,333	66,667	$0.20	12/30/2018
	(3)	226,667	453,333	$0.17	01/01/2019
		299,890	550,110

Bruce R. Bower	(4)	25,000	50,000	$0.12	03/02/2014
	(5)	-	75,000	$0.52	05/07/2015
		25,000	125,000

Todd A. Silvestri	(6)	13,801	11,199	$0.20	12/30/2013
	(7)	25,000	50,000	$0.17	02/05/2014
	(8)	16,667	33,333	$0.10	06/30/2014
		55,468	94,532
Roger P. Deschenes	(9)	14,598	10,402	$0.20	12/30/2013
	(7)	25,000	50,000	$0.17	02/05/2019
	(8)	33,333	66,667	$0.10	06/30/2019
		72,931	127,069

Brenda L. Baron	(10)	15,808	6,692	$0.20	12/30/2013
	(7)	25,833	51,667	$0.17	02/05/2014
	(8)	16,667	33,333	$0.10	06/30/2014
		58,308	91,692
		511,597	988,403

(1)	Exercisable in installments of 9,780 shares, 30,110 shares, and 30,110 shares on December 30, 2008, December 30, 2009, and December 30, 2010, respectively.

(2)	Exercisable in three equal annual installments commencing December 30, 2009.

(3)	Exercisable in three equal annual installments commencing January 1, 2010.

(4)	Exercisable in three equal annual installments commencing March 2, 2010.

(5)	Exercisable in three equal annual installments commencing May 7, 2011.

(6)	Exercisable in installments of 2,602 shares, 11,199 shares, and 11,199 shares on December 30, 2008, December 30, 2009, and December 30, 2010, respectively.

(7)	Exercisable in three equal annual installments commencing February 5, 2010.

(8)	Exercisable in three equal annual installments commencing June 30, 2010.

(9)	Exercisable in installments of 4,196 shares, 10,402 shares, and 10,402 shares on December 30, 2008, December 30, 2009, and December 30, 2010, respectively.

(10)	Exercisable in installments of 9,116 shares, 6,692 shares, and 6,692 shares on December 30, 2008, December 30, 2009, and December 30, 2010, respectively.

2010 Option Exercises and Stock Vested

During the year ended June 30, 2010, there were no exercises of option awards by any of the Named Executive Officers.

Directors’ Compensation

The following table sets forth the annual compensation of our non-employee directors for fiscal 2010, which consisted of annual cash retainers, board and committee meeting fees and equity awards in the form of options pursuant to the 2000 Incentive and Non-Qualified Stock Option Plan, and the 2004 Stock Option Plan.  Employee directors do not receive any separate compensation for their service on the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
John A. Keating	$28,000	$11,818	$-	$39,818
Joseph E. Levangie (3)	46,950	-	-	46,950
Robert P. Liscouski	29,000	11,818	10,000	50,818
Howard Safir	30,850	11,818	-	42,668
Michael C. Turmelle (3)	46,950	-	-	46,950

(1)
The amount reported in this column for the non-employee director represents the dollar amount recognized for financial statement reporting purposes in fiscal 2010, determined in accordance with Statement of Accounting Standards Codification ("ASC") 718-10-25 Compensation - Stock Compensation.  See Note 2 of Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for fiscal year 2010 for the assumptions used in determining the value of such awards.  For the fiscal year ended June 30, 2010, no option awards were granted to our non-employee directors.

(2)	Mr. Liscouski received $10,000 of other compensation for consulting services provided to us including attendance at meetings with agencies of the U.S. government.

(3)
Messrs. Levangie and Turmelle each received retroactive retainers of $10,000 in the fiscal year ended June 30, 2010 due to increased responsibilities discharged by each director as a result of vacancies which existed on the board of directors from January 2009 through May 2009.

Additional Information to Understand the Director Compensation Table

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

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2010 is included in Item 5 of Part II of the Company’s Annual Report of Form 10-K for the year ended June 30, 2010.

The following table sets forth the beneficial ownership of shares of our common stock, as of September 30, 2010, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within sixty (60) days of September 30, 2010.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Amount and Nature	Percentage
Name and Address of Beneficial Owner (1)	of Beneficial Ownership	of Class (2)
Executive Officers and Directors
Brenda L. Baron (3)	58,308	*
Glenn D. Bolduc (4)	299,890	1.1%
Bruce R. Bower (5)	25,000	*
Roger P. Deschenes (6)	72,931	*
Todd A. Silvestri (7)	55,468	*
John A. Keating (8)	200,000	*
Joseph E. Levangie (9)	230,000	*
Robert P, Liscouski (10)	200,000	*
Howard Safir (11)	200,000	*
Michael C. Turmelle (12)	1,490,000	5.7%

All Executive Officers and Directors as a group (10 persons) (13)	2,831,597	10.3%

*      Less than 1%

(1)	Unless otherwise indicated, the business address of the stockholders named in the table above is Implant Sciences Corporation, 600 Research Drive, Wilmington, MA 01887.

(2)	Based on 25,886,615 outstanding shares as of September 30, 2010.

(3)	Includes 58,308 shares of common stock, which may be purchased within sixty (60) days of September 30, 2010 upon the exercise of stock options.

(4)	Includes 299,890 shares of common stock, which may be purchased within sixty (60) days of September 30, 2010 upon the exercise of stock options.

(5)	Includes 25,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2010 upon the exercise of stock options.

(6)	Includes 72,931 shares of common stock, which may be purchased within sixty (60) days of September 30, 2010 upon the exercise of stock options.

(7)	Includes 55,468 shares of common stock, which may be purchased within sixty (60) days of September 30, 2010 upon the exercise of stock options.

(8)	Includes 200,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2010 upon the exercise of stock options.

(9)	Includes 230,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2010 upon the exercise of stock options.

(10)	Includes 200,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2010 upon the exercise of stock options.

(11)	Includes 200,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2010 upon the exercise of stock options.

(12)	Includes 240,000 shares of common stock, which may be purchased within sixty (60) days of September 30, 2008 upon the exercise of stock options.

(13)	See footnotes (3) through (12).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Robert Liscouski, a member of our Board of Directors, serves as the head of strategic and business development programs at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During years ended June 30, 2010 and 2009, this advisory firm was paid $181,000 and $25,000, respectively.  As of June 30, 2010, our obligation to Secure Strategy Group was $15,000.

On June 4, 2009, Michael Turmelle, a member of the Board of Directors of the Company loaned $100,000 to the Company. See Note 13 of Notes to Consolidated Financial Statements. In July 2010, Michael Turmelle, elected to convert $100,000 of the entire principal amount owed by us under the promissory note into 1,250,000 shares of our common stock, at a conversion price of $0.08 per share, and valued at $462,500 on the date of conversion.

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

Item 14.	Principal Accounting Fees and Services

On April 19, 2010, UHY LLP (“UHY”), our independent registered public accounting firm, informed us that, effective April 16, 2010, its New England practice was acquired by Marcum LLP. As a result of this transaction, UHY also informed us that it had resigned as our independent registered public accounting firm effective as of April 19, 2010. UHY audited our financial statements for the fiscal years ended June 30, 2009 and 2008.

The Audit Committee of our Board of Directors has appointed Marcum LLP as our independent registered public accounting firm effective April 21, 2010. The firm of Marcum LLP (“Marcum”) acts as our principal independent registered public accounting firm.

The following is a summary of the fees billed to us by Marcum LLP, our independent registered public accounting firm; and UHY LLP, our predecessor independent registered public accounting firm, for professional services rendered for the fiscal years ended June 30, 2010 and 2009.  The Audit Committee considered and discussed with both Marcum LLP and UHY LLP the provision of non-audit services to us and the compatibility of providing such services with maintaining their independence as our auditors.

Fee Category	Years Ended June 30,
	2010	2009
Audit fees - UHY LLP	$61,000	$281,000
Audit fees - Marcum LLP	145,000	-
Audit-related fees	20,000	8,000
Tax fees	-	-
All other fees	1,000	1,000
Total fees	$227,000	$290,000

Audit Fees.  Consist of fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and other professional services provided in connection with regulatory filings.

Audit-Related Fees.  Consist of fees billed for assurance and related services that related to the performance of the audit or review of our financial statements and are not otherwise reported under “Audit Fees”.

Tax Fees.  Consist of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance and acquisitions.

Pre-Approval Policies and Procedures.  The Audit Committee has the authority to approve all audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm.  Generally, the Company may not engage its independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee (or a properly delegated subcommittee thereof).  All Audit-related fees, Tax fees and All other fees were approved by the Audit Committee.

All Other Fees.  Consist of fees billed for professional services other than those fees described above.

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

2.2	2	Asset Purchase Agreement, dated June 27, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
2.3	2	Xenation License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
2.4	2	Ytterbium License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
2.5	3	Asset Purchase Agreement, dated July 18, 2008, between Implant Sciences Corporation and Best Medical International, Inc.
2.6	4	Asset Purchase Agreement, dated November 14, 2008, by and among Core Systems Incorporated, C Acquisition Corp. and Implant Sciences Corporation.
2.7	5	Amendment dated November 24, 2008, to Asset Purchase Agreement dated November 14, 2008, by and among Implant Sciences Corporation, C Acquisition Corp. and Core Systems Incorporated.
2.8	5	Promissory Note, dated November 24, 2008, in the principal amount of $1,625,000, executed by Core Systems Incorporated and delivered to C Acquisition Corp.
2.9	5	Security Agreement, dated November 24, 2008, between Core Systems Incorporated and C Acquisition Corp.
3.1	6	Restated Articles of Organization, as amended, of Implant Sciences Corporation.
3.2	7	Amended and Restated By-Law, as amended, of Implant Sciences Corporation.
4.1	8	Specimen certificate for the Common Stock of Implant Sciences Corporation.
10.1	9	1992 Stock Option Plan.
10.2	9	Form of Stock Option Agreement under the 1992 Stock Option Plan.
10.3	9	1998 Incentive and Nonqualified Stock Option Plan.
10.4	8	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.
10.5	8	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.
10.6	8	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan.
10.7	10	2000 Incentive and Non-Qualified Stock Option Plan of Implant Sciences Corporation.
10.8	11	2004 Stock Option Plan of Implant Sciences Corporation.
10.9	12	2006 Employee Stock Purchase Plan of Implant Sciences Corporation.
10.10	13	Employment Agreement, dated June 30, 2004, between Implant Sciences Corporation and Anthony J. Armini.
10.11	14	Transition Agreement, dated as of September 27, 2007, between Implant Sciences Corporation and Dr. Anthony J. Armini.
10.12	15	Amendment, dated November 4, 2008, to the Transition Agreement dated as of September 27, 2007, between Implant Sciences Corporation and Dr. Anthony J. Armini.

10.13	16	Employment Agreement, dated as of July 31, 2008, by and between Implant Sciences Corporation and Glenn D. Bolduc.
10.14	17	Employment Agreement, dated as of February 6, 2009, between Implant Sciences Corporation and Glenn D. Bolduc.
10.15	18	Lease, dated December 11, 2008, between Implant Sciences Corporation and Wakefield Investments, Inc.
10.16	19*	Development, Distribution and Manufacturing Agreement, dated March 23, 2005 by and between Implant Sciences Corporation and Rapiscan Systems, Inc.
10.17	20	Agreement, dated January 4, 2008, between the Implant Sciences Corporation, OSI Systems, Inc. and Rapiscan Systems, Inc.
10.18	21	Form of Securities Purchase Agreement, dated as of June 17, 2004, among Implant Sciences and certain investors.
10.19	21	Form of Common Stock Purchase Warrant, dated June 17, 2004, issued by Implant Sciences Corporation to certain investors.
10.20	21	Form of Additional Investment Right, dated June 17, 2004 among Implant Sciences Corporation and certain investors.
10.21	21	Form of Registration Rights Agreement, dated June 17, 2004 among Implant Sciences Corporation and certain investors.
10.22	22	Form of Securities Purchase Agreement, dated March 3, 2005, by and between Implant Sciences Corporation and certain investors.
10.23	23	Form of Common Stock Purchase Warrant, issued by Implant Sciences Corporation to certain investors.
10.24	23	Form of Common Stock Purchase Warrant, dated March 4, 2005, issued by Implant Sciences Corporation to PacificWave Partners Limited.
10.25	23	Form of Additional Investment Right, dated March 4, 2005, among Implant Sciences Corporation and certain investors.
10.26	23	Form of Registration Rights Agreement, dated March 4, 2005, among Implant Sciences Corporation and certain investors.
10.27	24	Common Stock Purchase Warrant, dated January 3, 2007, issued by Implant Sciences Corporation to Bridge Bank, N.A.
10.28	25	Form of Common Stock Purchase Warrant, dated July 6, 2005, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.29	26	Registration Rights Agreement, dated as of September 30, 2005, by and between Implant Sciences Corporation and Laurus Master Fund, Ltd.
10.30	26	Common Stock Purchase Warrant, dated September 30, 2005, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.31	27	Form of Common Stock Purchase Warrant, dated May 31, 2006, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.32	24	Common Stock Purchase Warrant, dated December 29, 2006, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.33	28
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

10.34	15
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

10.35	29	Common Stock Purchase Warrant, dated October 7, 2002, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.36	30	Common Stock Purchase Warrant, dated August 28, 2003, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.37	31	Common Stock Purchase Warrant, dated November 25, 2003, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.38	32	Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.
10.39	32	Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC
10.40	32	Warrant to Purchase Shares of Common Stock, dated December 10, 2008, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.41	32
Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.42	32
Patent Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.43	32
Guaranty, dated as of December 10, 2008, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

10.44	33	Letter Agreement, dated as of March 12, 2009, between Implant Sciences Corporation and DMRJ Group LLC.
10.45	33	Amended and Restated Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.46	33	Amended and Restated Warrant to Purchase Shares of Common Stock, dated March 12, 2009, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.47	34	First Amendment, dated July 1, 2009, to Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.
10.48	34	Senior Secured Promissory Note, dated July 1, 2009, in the principal amount of $1,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.49	35	Credit Amendment, dated September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and DMRJ Group LLC.
10.50	35	Promissory Note, dated September 4, 2009, in the maximum principal amount of $3,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.51	35
Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured part

10.52	35
Patent Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.53	35
Guaranty, dated as of September 4, 2009, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

10.54	36	Omnibus Waiver and First Amendment to Credit Agreement and Third Amendment to Note and Warrant Purchase Agreement, dated as of January 12, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.55	36	Amended and Restated Promissory Note, dated as of January 12, 2010.

10.56	37	Omnibus Second Amendment to Credit Agreement and Fourth Amendment to Note and Warrant Purchase Agreement, dated as of April 23, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.57	37	Amended and Restated Promissory Note, dated as of April 23, 2010.
10.58	38	Convertible Promissory Note, dated November 11, 2009 issued to Michael C. Turmelle.
10.59	39	Omnibus Third Amendment to Credit Agreement and Fifth Amendment to Note and Warrant Purchase Agreement, dated as of September 30, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.60		Lease, dated February 1, 2010, between Implant Sciences Corporation and Wakefield Investments, Inc.
21.1		Subsidiaries of Implant Sciences Corporation.
23.1		Consent of Marcum LLP.
23.2		Consent of UHY LLP.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 10, 2008 and filed on April 16, 2008, and incorporated herein by reference.
2	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated June 27, 2008 and filed on July 9, 2008 and incorporated herein by reference.
3	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 18, 2008 and filed July 24, 2008, and incorporated herein by reference.
4	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated November 14, 2008 and filed November 19, 2008, and incorporated herein by reference.
5	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated November 24, 2008 and filed December 1, 2008, and incorporated herein by reference.
6	Filed as an Exhibit to Implant Sciences Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, and incorporated herein by reference.
7	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 12, 2007 and filed December 18, 2007, and incorporated herein by reference.
8
Filed as an Exhibit to Amendment No. 1 to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on December 21, 1998, and incorporated herein by reference.

9	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on September 29, 1998, and incorporated herein by reference.
10	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on December 12, 2003, and incorporated herein by reference.
11	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on October 30, 2006, and incorporated herein by reference.
12	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on July 26, 2007, and incorporated herein by reference.
13	Filed as an Exhibit to Implant Sciences Corporation’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.
14	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 27, 2007 and filed on October 3, 2007, and incorporated herein by reference.

15	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated November 4, 2008 and filed on November 6, 2008, and incorporated herein by reference.
16	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 31, 2008 and filed on August 4, 2008, and incorporated herein by reference.
17	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated February 6, 2009 and filed on February 11, 2009, and incorporated herein by reference.
18	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 11, 2008 and filed on December 17, 2008, and incorporated herein by reference.
19	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K/A dated March 23, 2005 and filed on April 7, 2005, and incorporated herein by reference.
20	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated January 4, 2008 and file on January 10, 2008, and incorporated herein by reference.
21	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-3, filed on July 14, 2004, and incorporated herein by reference.
22	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K/A dated March 4, 2005 and filed on March 9, 2005, and incorporated herein by reference.
23	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 4, 2005 and filed on March 9, 2005, and incorporated herein by reference.
24	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 29, 2006 and filed on January 8, 2007, and incorporated herein by reference.
25	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 8, 2005 and filed on July 14, 2005, and incorporated herein by reference.
26	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 30, 2005 and filed on October 5, 2005, and incorporated herein by reference.
27	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated May 31, 2006 and filed on June 6, 2006, and incorporated herein by reference.
28	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated October 3, 2008 and filed on October 6, 2008, and incorporated herein by reference.
29	Filed as an Exhibit to Implant Sciences Corporation’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002, and incorporated herein by reference.
30	Filed as an Exhibit to Implant Sciences Corporation’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, and incorporated herein by reference.
31	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 10, 2003 and filed on December 12, 2003, and incorporated herein by reference.
32	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 10, 2008 and filed December 16, 2008, and incorporated herein by reference.
33	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 12, 2009 and filed March 18, 2009, and incorporated herein by reference.
34	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 1, 2009 and filed July 8, 2009, and incorporated herein by reference.
35	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 4, 2009 and filed September 11, 2009, and incorporated herein by reference.
36	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated January 13, 2010 and filed January 14, 2010, and incorporated herein by reference.
37	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 23, 2010 and filed April 28, 2010, and incorporated herein by reference.
38	Filed as an Exhibit to Implant Sciences Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
39	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 30, 2010 and filed October 6, 2010, and incorporated herein by reference.
*	Filed pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Implant Sciences Corporation as of June 30, 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for  the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Implant Sciences Corporation at June 30, 2010 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Boston, Massachusetts
February 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheet of Implant Sciences Corporation as of June 30, 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for  the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over  financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Implant Sciences Corporation at June 30, 2009 and the related consolidated statements of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

/s/ UHY LLP
Houston, Texas
October 9, 2009

Implant Sciences Corporation
Consolidated Balance Sheets
	June 30,	June 30,
	2010	2009
ASSETS
Current assets:
Restricted cash and investments	$1,714,000	$225,000
Accounts receivable-trade, net of allowance of $84,000 and $65,000, respectively	73,000	201,000
Accounts receivable, unbilled	29,000	138,000
Note receivable	177,000	167,000
Inventories, net	960,000	561,000
Prepaid expenses and other current assets	859,000	518,000
Assets of discontinued operations	-	169,000
Total current assets	3,812,000	1,979,000
Property and equipment, net	152,000	276,000
Note receivable	574,000	766,000
Restricted investments	312,000	439,000
Other non-current assets	107,000	68,000
Goodwill	-	3,136,000
Total assets	$4,957,000	$6,664,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$11,000	$6,000
Senior secured convertible note, net	3,920,000	4,049,000
Senior secured note	1,000,000	-
Line of credit	8,143,000	-
Current maturities of long-term debt and obligations under capital lease	18,000	27,000
Note payable - related party	100,000	100,000
Payable to Med-Tec	55,000	56,000
Accrued expenses	2,668,000	1,968,000
Accounts payable	2,974,000	4,337,000
Current portion of long-term lease liability	-	334,000
Deferred revenue	182,000	428,000
Note conversion option liability	10,686,000	-
Liabilities of discontinued operations	-	107,000
Total current liabilities	29,757,000	11,412,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	67,000	86,000
Long-term lease liability	-	84,000
Warrant derivative liability	278,000	-
Total long-term liabilities	345,000	170,000
Total liabilities	30,102,000	11,582,000

Commitments and contingencies

Series E Convertible Preferred Stock, $5 stated value; 1,000,000 shares
authorized, 1,000,000 shares outstanding at June 30, 2009 (liquidation value $5,000,000)	-	5,000,000

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 24,634,740 and 24,624,195 at June 30, 2010 and 15,434,740 and 15,424,195 at June 30, 2009 shares issued and outstanding, respectively	2,463,000	1,543,000
Preferred Stock; $0.10 par value: 5,000,000 shares authorized
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,663 shares outstanding at June 30, 2010 (liquidation value $274,000)	274,000	-
Additional paid-in capital	61,539,000	61,290,000
Accumulated deficit	(89,332,000)	(72,678,000)
Deferred compensation	(16,000)	-
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' deficit	(25,145,000)	(9,918,000)
Total liabilities and stockholders' deficit	$4,957,000	$6,664,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Operations

	For The Years Ended June 30,
	2010	2009
Revenues
Security products	$3,043,000	$7,186,000
Government contracts and other services	431,000	1,551,000
	3,474,000	8,737,000
Cost of revenues	2,229,000	4,656,000
Gross margin	1,245,000	4,081,000
Operating expenses:
Research and development	2,399,000	3,306,000
Selling, general and administrative	4,422,000	7,554,000
Litigation settlements	(5,384,000)	5,700,000
Goodwill impairment	3,136,000	-
	4,573,000	16,560,000
Loss from operations	(3,328,000)	(12,479,000)
Other income (expense), net:
Interest income	61,000	55,000
Interest expense	(2,412,000)	(1,505,000)
Change in fair value of warrant derivative liability	(217,000)	-
Change in fair value of note conversion option liability	(9,503,000)	-
Gain on transfer of investment	-	468,000
Realized losses in unconsolidated subsidiary	-	(98,000)
Total other expense, net	(12,071,000)	(1,080,000)
Loss from continuing operations	(15,399,000)	(13,559,000)
Preferred distribution, deemed dividends and accretion	(329,000)	(207,000)
Loss from continuing operations applicable to common shareholders	(15,728,000)	(13,766,000)
(Loss) income from discontinued operations, before sale of discontinued operations	(124,000)	786,000
Gain on sale of Core Systems	-	22,000
Net (loss) income from discontinued operations	(124,000)	808,000
Net loss applicable to common shareholders	$(15,852,000)	$(12,958,000)
Net loss	$(15,523,000)	$(12,751,000)

Loss per share from continuing operations, basic and diluted	$(0.79)	$(0.96)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.81)	$(0.97)
Loss per share from discontinued operations, basic and diluted	$(0.01)	$0.06
Net loss per share applicable to common shareholders, basic and diluted	$(0.81)	$(0.91)
Net loss per share	$(0.80)	$(0.90)
Weighted average shares used in computing net loss per common share, basic and diluted	19,520,029	14,193,246

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Stockholders' Deficit
For the Years Ended June 30, 2009 and 2010

	Common Stock							Treasury Stock
	Number of Shares	Amount	Series F Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Amount	Total Stockholders' Deficit	Comprehensive Loss
Balance at June 30, 2008	12,114,553	$1,211,000	$-	$58,317,000	$(59,720,000)	$(2,000)	$(98,000)	10,545	$(73,000)	$(365,000)	$-

Issuance of common stock in connection with employee stock purchase plan	31,147	3,000		20,000						23,000
Issuance of common stock in connection with exercise of stock options	59,505	6,000		6,000						12,000
Issuance of common stock in connection with Ion Metrics, Inc. acquisition	2,000,000	200,000		2,264,000						2,464,000
Issuance of common stock to consultants	300,000	30,000		40,000						70,000
Issuance of common stock in payment of preferred stock redemption	929,535	93,000		175,000						268,000
Fair value of warrants issued to consultants				9,000						9,000
Fair value of warrants issued in connection with senior secured convertible promissory note				160,000						160,000
Amortization of deferred compensation				(24,000)		2,000				(22,000)
Share-based compensation				323,000						323,000
Series D preferred stock accretion and dividends					(207,000)					(207,000)
Realized loss on available for sale securities							98,000			98,000	98,000
Net loss					(12,751,000)					(12,751,000)	(12,751,000)
Balance at June 30, 2009	15,434,740	$1,543,000	$-	$61,290,000	$(72,678,000)	$-	$-	10,545	$(73,000)	$(9,918,000)	$(12,653,000)

Cumulative effect of change in accounting principle - July 1, 2009 reclassification of equity linked financial instruments				(160,000)	(802,000)					(962,000)
Series F preferred beneficial conversion feature				329,000	(329,000)					-
Issuance of common stock to consultants	700,000	70,000		80,000		(88,000)				62,000
Conversion of senior secured convertible promissory note	8,500,000	850,000		(170,000)						680,000
Fair value of warrants issued to consultants				7,000						7,000
Fair value of Series F preferred stock, 1,646,663 shares			274,000							274,000
Amortization of deferred compensation						56,000				56,000
Share-based compensation				171,000						171,000
Common stock issued to consultants				(8,000)		16,000				8,000
Net loss					(15,523,000)					(15,523,000)	(15,523,000)
Balance at June 30, 2010	24,634,740	$2,463,000	$274,000	$61,539,000	$(89,332,000)	$(16,000)	$-	10,545	$(73,000)	$(25,145,000)	$(15,523,000)

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(15,523,000)	$(12,751,000)
Less: Net (loss) income from discontinued operations	(124,000)	808,000
Loss from continuing operations	(15,399,000)	(13,559,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	134,000	263,000
Bad debt expense	25,000	56,000
Share-based compensation expense	171,000	315,000
Fair value of common stock issued to consultants	118,000	-
Loss on disposal of fixed assets	-	61,000
Debt discount amortization	1,107,000	1,261,000
Fair value of warrants issued to non-employees	10,000	(13,000)
Warrant accretion on debt	-	7,000
Change in fair value of warrant derivative liability	217,000	-
Change in fair value of note conversion option liability	9,503,000	-
Realized losses in unconsolidated subsidiaries	-	98,000
Gain on transfer of investment	-	(468,000)
Litigation settlements	(5,384,000)	5,700,000
Goodwill impairment	3,136,000	-
Interest income on note receivable	-	(6,000)
Changes in assets and liabilities, net of effect of divestitures:
Accounts receivable	212,000	424,000
Inventories	(414,000)	164,000
Prepaid expenses and other current assets	(428,000)	(79,000)
Cash overdraft	5,000	6,000
Accounts payable	(1,364,000)	1,860,000
Accrued expenses	700,000	(92,000)
Deferred revenue	(246,000)	362,000
Lease liability	-	(345,000)
Net cash used in operating activities of continuing operations	(7,897,000)	(3,985,000)
Net cash used in operating activities of discontinued operations	(47,000)	(33,000)
Net cash used in operating activities	(7,944,000)	(4,018,000)
Cash flows from investing activities:
Purchases of property and equipment	(10,000)	(103,000)
Transfer (to) from restricted investments, net	(1,362,000)	375,000
Proceeds from sale of property and equipment, net of transaction costs	-	699,000
Proceeds from the sale of Core Systems, net of transaction costs	-	1,080,000
Payments received on note receivable	182,000	1,559,000
Increase in other non-current assets	3,000	27,000
Net cash (used in) provided by investing activities of continuing operations	(1,187,000)	3,637,000
Net cash used in investing activities of discontinued operations	-	(28,000)
Net cash (used in) provided by investing activities	(1,187,000)	3,609,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2010	2009

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	-	23,000
Proceeds from the issuance of senior secured convertible debt, net		4,759,000
Proceeds from the issuance of senior secured debt	1,000,000	-
Principal payment on senior secured convertible debt	-	(1,000,000)
Payments on Series D cumulative convertible preferred stock	-	(52,000)
Dividends on Series D cumulative convertible preferred stock	-	(2,724,000)
Proceeds from note payable with Company director	-	100,000
Principal repayments of long-term debt and capital lease obligations	(12,000)	(344,000)
Net borrowings (repayments) on line of credit	8,143,000	(764,000)
Net cash provided by (used in) financing activities of continuing operations	9,131,000	(2,000)
Net cash used in discontinued operations	-	(1,000)
Net cash provided by (used in) financing activities	9,131,000	(3,000)
Net change in cash and cash equivalents	-	(412,000)
Cash and cash equivalents at beginning of period	-	412,000
Cash and cash equivalents at end of period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Interest paid	$571,000	$205,000

Non-cash Investing and Financing Activity:
Accretion of Series D cumulative convertible preferred stock dividends, derivatives and warrants	$-	$155,000
Series F convertible preferred stock beneficial conversion feature	$329,000	$-
Original issue discount on senior secured convertible promissory note	$-	$616,000
Conversion of bank term note to line of credit	$-	$287,000
Conversions of senior secured convertible promissory note to common shares	$680,000	$-
Warrant issued to DMRJ Group, LLC	$-	$160,000
Common stock issued Ion Metrics, Inc. acquisition	$-	$2,464,000
Common stock issued in redemption of Series D cumulative
convertible preferred stock	$-	$268,000
Common stock issued to consultants	$62,000	$70,000
Cash-less stock option exercise	$-	$12,000
Fair value of Series F convertible preferred stock	$274,000	$-

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Our fiscal year ends on June 30.  References herein to fiscal 2010 and fiscal 2009 refer to the fiscal years ended June 30, 2010 and 2009, respectively.

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

Sale of Accurel

In May 2007, we sold substantially all of the assets of our Accurel Systems subsidiary to Evans Analytical Group, LLC for approximately $12,705,000, including $1,000,000 held by an escrow agent as security for certain representations and warranties.  In February 2008, Evans filed suit in the Superior Court of the State of California, Santa Clara County, requesting rescission of the asset purchase agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a notice with the escrow agent prohibiting release of any portion of the escrow to us pending resolution of the lawsuit.  In March 2009, we announced the settlement of this litigation and the mutual release by us and Evans of all claims related to the sale of Accurel.  In settling this litigation, we agreed to pay Evans damages in the amount of approximately $5,700,000 by (i) agreeing to release to Evans approximately $700,000 that had been held in escrow since the time of the closing of the Accurel sale and (ii) agreeing to issue to Evans 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.  The preferred stock is subject to cancellation, without consideration and without liability to us, under certain conditions related to our continued cooperation in the pursuit (as controlled and funded by Evans and its counsel) of certain claims against a former officer of ours and Accurel related to the sale of Accurel to Evans, including the outcome of such litigation. In April 2009, $700,000 of the funds held in escrow, together with accrued interest, was released to Evans and $300,000, the balance of the escrow amount, was released to us. On April 2, 2009, John Traub, a former officer of the company and Accurel, filed a complaint in the California Superior Court, Santa Clara County, for breach of contract and indemnification against us and our insurer, Carolina Casualty Company.  The complaint seeks defense costs and indemnification with respect to lawsuits filed against Traub by Evans Analytical Group.   On June 21, 2010, we resolved the litigation with Evans and Traub, resulting in the cancellation of 1,000,000 shares of Series E Convertible Preferred Stock (see Note 18).

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sale of Medical Reporting Unit

In June 2007, we sold certain of the assets related to its brachytherapy products and divested the prostate seed and medical software businesses.  In March 2008, we informed its medical coatings customers of our intention to discontinue coating operations by the end of the 2008 calendar year.  During fiscal 2009, under three separate asset purchase agreements, we sold certain assets of our medical coatings business, with gross proceeds aggregating approximately $1,591,000.  The Medical Reporting Unit is reported as discontinued operations in the accompanying financial statements.

CorNova

We had partnered with CorNova, Inc., a privately-held, development stage company focused on the development of a next-generation drug-eluting stent, and was issued 1,500,000 shares of CorNova’s common stock representing a 15% ownership interest.  On December 10, 2008, we transferred our CorNova shares in connection with the issuance of the senior secured convertible promissory note (See Note 14).

Liquidity, Going Concern and Management’s Plans

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC (described below), we will require additional capital in the third quarter of fiscal 2011 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the year ended June 30, 2010, we reported a net loss applicable to common shareholders of $15,852,000, a loss from continuing operations of $15,399,000 and used $7,897,000 in cash from continuing operations.  As of June 30, 2010, the Company had an accumulated deficit of approximately $89,332,000 and a working capital deficit of $25,945,000.  Management continually evaluates plans to reduce its operating expenses and increase its cash flow from operations.  Failure of the Company to achieve its projections may require that we seek additional financing or discontinue operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of our handheld trace explosives detector product.  To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources during the next twelve months.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

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

We have experienced a reduction in security revenue for the year ended June 30, 2010 as compared with the comparable prior year period, relating to a decline in unit sales of our trace explosives products. Security product sales tend to have a long sale cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we have implemented a new sales tool to assist in this effort and hired additional sales personnel in the fourth quarter of fiscal 2010.  However, there can be no assurance that these efforts will increase revenue.

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, government contract revenue decreased during fiscal 2010 as compared to the comparable prior year period due to the expiration of several contracts in the in fiscal 2010. Management will continue to pursue these grants and contracts to support its research and development efforts primarily in the areas of trace explosives detection.

In June, August, October and November 2008, we entered into a series of amendments, waivers and modifications to our credit agreements with Bridge Bank, N.A., pursuant to which, in exchange for the payment by us of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced our credit line to $1,500,000 from $5,000,000, and extended the modified facility through December 10, 2008. On December 10, 2008, we used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 14) to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of June 30, 2010 and 2009, our obligation for borrowed funds under the credit facility amounted to $0.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ. On April 23, 2010 we entered into an omnibus second amendment to credit agreement and fourth amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $5,000,000 to $10,000,000; and (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under (i) an amended and restated senior secured convertible promissory note dated March 12, 2009, (ii) a senior secured convertible promissory note dated July 1, 2009 and (iii) a revolving promissory note dated September 4, 2009, was extended from June 10, 2010 to September 30, 2010.   On September 30, 2010 we entered into an omnibus third amendment to credit agreement and fifth amendment to note and warrant purchase agreement extending the maturity date of all indebtedness to DMRJ from September 30, 2010 to March 31, 2011 (see Note 14). For the year ended June 30, 2010, we recorded non-cash charges of $217,000 and $9,503,000, in our statement of operations, to record the change in fair value of the warrant derivative liability and note conversion option liability, respectively (see Notes 15 and 16). We expect to record recurring non-cash adjustments to earnings in subsequent reporting periods, as a result of changes in fair value of the warrant and the conversion option which will be subject to, among other factors, changes from time to time in the price of our common stock.

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require that we seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on the our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding. The failure to refinance or otherwise negotiate further extensions of our obligations to DMRJ would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

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

As of December 31, 2010, our obligation to DMRJ under the senior secured promissory note, as amended, the second senior secured promissory note and under the credit facility approximated $3,760,000, $1,000,000 and $10,994,000, respectively.  Further, as of December 31, 2010, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,023,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under our agreements with Laurus Master Fund, Ltd. we were required to redeem our Series D Cumulative Redeemable Convertible Preferred Stock on a monthly basis, with the final redemption payment to be made in September 2008.  We received a waiver of the monthly redemption payments for the period December 2006 through August 2007 and, in September 2007, we resumed making monthly redemptions.  In September, 2008, Laurus agreed to extend the final redemption date to October 24, 2008 in exchange for a redemption payment of $250,000, including $22,000 of accrued dividends.  We did not meet our redemption obligation on October 24, 2008 and, on November 4, 2008, we amended our agreements with Laurus, effective as of October 31, 2008, to provide that the amount necessary to redeem in full the Series D Preferred Stock would be increased to $2,461,000, together with accrued and unpaid dividends.  Under these amendments, we agreed to make monthly redemption payments through a new final redemption date of April 10, 2009.  We redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed as of the October 31, 2008 redemption date by agreeing to issue 929,535 shares of our common stock, and redeemed the balance with a cash payment of $250,000.  On December 10, 2008, we used approximately $1,161,000 of the proceeds of the sale of the senior secured convertible promissory note (see Note 14) to redeem in full all of our outstanding Series D Preferred Stock.  In May 2009, we issued 929,535 shares of our common stock to an affiliate of Laurus completing the redemption of the Preferred Series D.  As of June 30, 2010 and 2009, our obligation to redeem the Series D Preferred Stock amounted to $0.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our operations in Massachusetts and California and include our accounts, and those of our wholly-owned subsidiaries.

As a result of the November 24, 2008 sale of Core, the operating results of Core are presented in the accompanying consolidated statements of operations as discontinued operations for the year ended June 30, 2009.

As a result of our decision to dispose of the medical business unit, the assets and liabilities of the medical business unit are presented in the accompanying consolidated balance sheet as assets and liabilities held for sale as of June 30, 2009 and the operating results of the medical business unit are presented in the accompanying consolidated statements of operations as discontinued operations for the year ended June 30, 2010 and 2009.

Additionally, the following notes to the consolidated financial statements include disclosures related to our continuing operations unless specifically identified as disclosures related to discontinued operations.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.

Use of Accounting Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation, warranty reserves, accounting for derivatives, and impairment of goodwill, intangibles and long-lived assets.  Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters.  Consequently, actual results could differ from such estimates.

Reclassifications

Certain reclassifications were made to the fiscal year 2009 financial statements to conform to the fiscal year 2010 presentation.

Cash and Cash Equivalents

We consider any securities with original maturities of 90 days or less at the time of investment to be cash equivalents.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Loss

At June 30, 2008, we had accumulated other comprehensive losses resulting from the recognition of the unrealized loss of our share of CardioTech stock owned by CorNova, Inc., which is recorded as a separate component of equity in other accumulated comprehensive loss.  On December 10, 2008, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova to DMRJ Group LLC in lieu of commitment fees, closing fees and other transaction related fees in connection with the issuance of the senior secured convertible promissory note by us (see Note 14).  As a result, $98,000 representing realized losses of our shares of CardioTech stock owned by CorNova which had been recorded as a separate component of equity in other accumulated comprehensive loss were realized and recorded to other expense in the statement of operations in the year ended June 30, 2009.

Fair Value Measurements

Accounting Standards Codification (“ASC) ASC 820, “Fair Value Measurements and Disclosures” establishes a three level fair value hierarchy to classify the inputs used in measuring fair value, which are as follows:

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

Fair Value of Financial Instruments

Our financial instruments at June 30, 2010 and 2009 include cash equivalents, restricted cash, accounts receivable, note receivable, accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory note and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. These instruments are short-term in nature and there is no known trading market for our debt.  The fair value of debt, as included in Note 14, is based on the fair value of similar instruments.  The following table provides the fair value measurements of assets and liabilities as of June 30, 2010:

		Fair Value Measurements as of June 30, 2010
		Quoted Prices in Active	Significant Other	Significant
	Carrying Value	Markets for Identical	Observable	Unobservable
	at	Assets	Inputs	Inputs
Description	June 30, 2010	Level 1	Level 2	Level 3
Note conversion option liability	$10,686,000	$-	$-	$10,686,000
Warrant derivative liability	278,000			278,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that are measured at fair value for each reporting period:

	Note Conversion Option Liability		Warrant Derivative Liability
	Years Ended June 30,		Years Ended June 30,
	2010	2009	2010	2009

Balance at July 1,	$1,183,000	$-	$61,000	$-
Net change in fair value of financial instrument	9,503,000	-	217,000	-
Balance at June 30,	$10,686,000	$-	$278,000	$-

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

Warranty Costs

We accrue warranty costs in the period the related revenue is recognized and adjust the reserve balance as needed to address potential future liabilities.

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

Patent Costs

As of June 30, 2010, there were ten active patents issued.  We expense legal costs and fees associated with patent applications and patent maintenance as incurred.

Goodwill, Intangible Assets and Impairment of Long-Lived Assets

We evaluate goodwill and finite-lived intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date in accordance with Accounting Standards Codification (“ASC”) ASC 350 “Intangibles – Goodwill and Other.” Long-lived assets, which includes property and equipment are evaluated for impairment as events and circumstances indicated that the carrying amount may not be recoverable and at a minimum at each balance sheet date in accordance with Accounting Standards Codification  ASC 360 “Property, Plant and Equipment.”  We evaluate the realizability of our long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary.

In assessing the recoverability of goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including any significant changes in the manner or use of the assets or negative industry reports or economic conditions.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 350 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if an impairment exists, management continually compares the reporting unit’s carrying value to the reporting unit’s fair value.  We recognize an  impairment  of a  long-lived  asset if the carrying  value  of the  long-lived  asset  is  not  recoverable  from  its  estimated  future  cash  flows.  We measure an impairment loss as the difference between the carrying amount of the asset and its estimated fair value.  At June 30, 2009 the Company had goodwill of $3,136,000 which was allocated to the security products segment.  Determining the segment’s fair value requires that management make estimates based on market conditions and operational performance.  Absent an event that indicates a specific impairment exists, management had selected June 30th as the date of performing the annual goodwill impairment test.  We determine fair value utilizing an income approach which is based on a discounted cash flow analysis, the first year of the projection is based on our next year’s annual operating plan.   Revenue forecasted in our annual operating plan is developed using order backlog, current order trends and consideration of growth initiatives.  Risks associated with our forecasts include, but are not limited to the following risks identified by us: our competition; the extent of patent and intellectual protection afforded to our products; the cost and availability of raw material and component supplies; changes in domestic and foreign regulatory requirements; the timing of customer orders; the introduction and market acceptance of new products; our ability to fund investments in research and development; and, economic, political and other risks associated with international sales.  Various assumptions are utilized including, actual operating results, our annual operating plan for the next fiscal year, strategic plans, anticipated cash flows and the weighted average cost of capital. Our discounted cash flow analysis, at June 30, 2010, incorporated our fiscal 2011 operating plan and assumed 3% revenue growth projections for years two through five and a weighted-average cost of capital of 36%. Based upon our evaluation, at June 30, 2010, we determined that the carrying amount of goodwill exceeded the estimated fair value and recorded a non-cash impairment charge of $3,136,000 in our statement of operations.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject us to concentration of credit risk consist of trade receivables.

We grant credit to our customers, primarily large corporations, foreign governments and the U.S. government.  We perform periodic evaluations of customer’s payment history and generally do not require collateral.  Receivables are generally due within thirty days.  Credit losses have historically been minimal, which is consistent with our expectations.  Allowances are provided for estimated amounts of accounts receivable which may not be collected. We had four irrevocable standby letters of credit outstanding in the approximate amount of $1,906,000 at June 30, 2010:

•
A letter of credit in the amount of $418,000 provides performance security equal to 10% of the contract amount for product which shipped in the first quarter of fiscal 2009.  The letter of credit expired on July 31, 2010.

•
Three letters of credit aggregating to $1,488,000 (1) provides performance security equal to 5% of the contract amount; (2) provides warranty performance security equal to 5% of the contract amount; and, (3) provides security equal to 15% of the contract amount against an advance deposit under the terms of our contract with the India Ministry of Defence.  The letters of credit expire between December 21, 2010 – October 5, 2012.

We have no other significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements.

We place our cash with financial institutions which it believes are of high credit quality.

During the year ended June 30, 2010, we had revenues from two customers representing 45% and 15% of total revenues for the year.  During the year ended June 30, 2009, we had revenues from two customers representing 48% and 13% of total revenues.

At June 30, 2010 one customer accounted for approximately $69,000 of accounts receivable, or 61% of accounts receivable outstanding as of that date.  At June 30, 2009 two customers accounted for approximately $237,000 of accounts receivable, or 82% of accounts receivable outstanding as of that date.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

For the fiscal years ended June 30, 2010 and 2009, we recorded stock-based compensation expense for options that vested of approximately $171,000 and $315,000, respectively. As of June 30, 2010, the Company has approximately $258,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 2.7 years.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant price of the our common stock, which is issuable upon exercise of the option;

•	the expected volatility of our common stock;

•	the expected dividends on our common stock; and

•	the risk free interest rate for the expected option term.

The fair value of each option granted during fiscal years 2010 and 2009 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans

	Years Ended June 30,
	2010	2009

Dividend yield	0.0%	0.0
Expected volatility	163% - 168%	76% - 98%
Range of risk-free interest rate	1.32% - 1.64%	1.13% - 3.30%
Expected life (years)	3.0 years	3.0 - 6.0 years
Forfeiture rate	10.0%	10.0%

Stock Option Exercise Price and Grant Date Price of Common Stock.  The closing market price of our common stock on the date of grant.

Expected Term. The expected term of options granted is calculated using our historical option exercise transactions and reflects the period of time that options granted are expected to be outstanding.

Expected Volatility.  The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted.  We determine the expected volatility solely based upon the historical volatility of its common stock over a period commensurate with the option’s expected term.  We do not believe that the future volatility of its common stock over an option’s expected term is likely to differ significantly from the past.

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

We were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested.  We have determined, based on actual forfeitures, that our forfeiture rate is approximately 10%. We revisit this assumption periodically and as changes in the composition of our option pool dictate.

Changes in the inputs and assumptions as described above can materially affect the measure of estimated fair value of share-based compensation.  We anticipate the amount of stock-based compensation will decrease in the future as additional options are granted.

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement with the customer which states a fixed or determinable price and terms, delivery of the product has occurred or the service has been performed in accordance with the terms of the sale, and collectibility of the related receivable is reasonably assured. We provide for estimated returns at the time of shipment based on historical data. Shipping costs charged to the customer are included in revenues and are not significant.

Contract revenue under fixed price and cost-plus agreements with the Department of Defense and the Department of Homeland Security are recognized as eligible research and development expenses are incurred. Our obligation with respect to these agreements is to perform the research on a best-efforts basis.

Deferred revenues are recorded when we receive payments for product or services for which it has not yet completed its obligation to deliver product or has not completed services required by contractual agreements.

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At June 30, 2010 and 2009, unbilled accounts receivable represented approximately 28% and 38% of total accounts receivable.  Generally, there are no prerequisites necessary to invoice.

Research and Development Costs

All costs of research and development activities are expensed as incurred. We perform research and development for ourselves and under contracts with others, primarily the U.S. government. In addition, periodically, we may continue our research on such projects at our own expense. These costs are considered Company-funded research and development.

The Company-funded and customer-reimbursed research and development costs were as follows:

	Years ended June 30,
	2010	2009

Company-funded	$1,873,000	$2,136,000
Government funded	526,000	1,170,000
	$2,399,000	$3,306,000

Software Development Costs

The development costs of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized.  We believe technological feasibility has been established at the time at which a working model of the software has been completed. Costs eligible for capitalization have been immaterial.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expense.  Advertising costs were immaterial for the years ended June 30, 2010 and 2009.

Shipping and Handling

We account for shipping and handling cost within our cost of revenues.

Warrant Derivative Liability.

Accounting Standards Codification (“ASC) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction (See discussion of accounting changes below) with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended June 30, 2010, we recorded a non-cash charge of $217,000. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense / income recognized for changes in the valuation of the warrants liability.

Note Conversion Option Liability.

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction (See discussion of accounting changes below) with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended June 30, 2010, we recorded a non-cash charge of $9,503,000. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense/ income recognized for changes in the valuation of the note conversion liability.

Series F Convertible Preferred Stock – Beneficial Conversion Feature

On July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009 and August 31, 2009, the beneficial conversion feature on the Series F Preferred Stock aggregated to $329,000 and is accounted for as a deemed dividend.

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

The Company had the following potential dilutive securities outstanding on June 30, 2010: (i) options and warrants to purchase 3,691,208 and 2,609,986 shares, respectively, of the Company’s common stock at weighted average exercise prices of $0.32 and $2.44 per share, respectively; (ii) Series F Preferred Stock convertible into an aggregate of 16,466,630 shares of the Company’s common stock.  Such potential dilutive securities were not included in the calculation of diluted loss per share in 2010 because the inclusion thereof would be antidilutive.

We had the following potential dilutive securities outstanding on June 30, 2009: (i) options and warrants to purchase 3,532,788 and 3,264,217 shares, respectively, of our common stock at weighted average exercise prices of $0.32 and $3.02 per share, respectively and (ii) Series E Preferred Stock convertible into an aggregate of 1,000,000 shares of the Company’s common stock.  Such potential dilutive securities were not included in the calculation of diluted loss per share in 2009 because the inclusion thereof would be antidilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“FASB ASC”) 105, “Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC 105, we have updated references to generally accepted accounting principles (“GAAP”) in our financial statements issued for the year ended June 30, 2010. The adoption of ASC 105 did not impact our consolidated financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force)” (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. We do not currently believe that the adoption of this update will have any effect on our consolidated financial position and results of operations.

In February 2008, the FASB issued ASC 820-10-65-1, “Fair Value Measurements and Disclosures.”  FASB ASC 820-10-65-1 delayed the effective date of ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the provisions of ASC 820-10 for nonfinancial assets and nonfinancial liabilities effective July 1, 2009.  The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued ASC 260-10-55-76C, “Earnings per Share — Implementation Guidance,” effective for fiscal years beginning after December 15, 2008.  ASC 260-10-55-55-76C clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two-class method. We adopted the provisions of ASC 260-10-55-55-76C effective July 1, 2009. The adoption of ASC 260-10-55-55-76C did not have a material impact on reported earnings per share.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Changes

In June 2008, the FASB issued ASC 815-40-15, “Derivatives and Hedging.” ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. ASC 815-40-15 requires freestanding contracts that are settled in a company’s own stock, including common stock warrants to be designated as an equity instrument, asset or liability.  Further, ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to a company’s common stock. We adopted the provisions of ASC 815-40-15 effective July 1, 2009.  The adoption of ASC 815-40-15 had a material impact on our consolidated financial position and results of operations, with recognition of a cumulative effect of a change in accounting principle for all instruments existing at the effective date to the balance of retained earnings.  Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 and reclassified $160,000 from additional paid in capital to the “Warrant Derivative Liability” resulting in a $802,000 adjustment to the opening balance of accumulated deficit as summarized in the following table:

	As reported on	As adjusted on	Cumulative Effect
	June 30,	July 1,	of Change in
	2009	2009	Accounting Principle

Debt discount	$-	$352,000	$352,000
Warrant derivative liability	-	61,000	61,000
Additional paid in capital	61,290,000	61,130,000	(160,000)
Senior secured convertible promissory note	4,049,000	4,119,000	70,000
Note conversion option liability	-	1,183,000	1,183,000
Accumulated deficit	(72,678,000)	(73,480,000)	(802,000)

3.	Restricted Cash and Investments – Current and Long-Term

As of both June 30, 2010 and June 30, 2009, we had restricted cash and investments, with maturities of less than one year, of $1,714,000 and $225,000, respectively and restricted investments, with maturities of more than one year, of $312,000 and $439,000, respectively.  Restricted cash and investments consisted of the following:

	June 30,
	2010	2009
Current assets
Money market account	$439,000	$-
Certificates of deposit	1,250,000	-
Blocked account deposit	25,000	225,000
	$1,714,000	$225,000

Long-term assets
Money market account	$-	$439,000
Certificates of deposit	312,000	-
	$312,000	$439,000

The restricted investment of $439,000 held in a money market account collateralizes our performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for security product which shipped in the first quarter of fiscal 2009.  The letter of credit collateralized by this money market account expired on July 31, 2010.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to our agreement with DMRJ (see Note 14), we are required to maintain a balance of at least $500,000 in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement.  On December 16, 2008, we deposited $500,000 into a bank account pursuant to the blocked account agreement.  On March 12, 2009, we entered into a letter agreement with DMRJ, pursuant to which DMRJ consented to grant us access to $250,000 out of the funds held in the blocked account for a period commencing on March 12, 2009 through, but not including, April 15, 2009 at which date we were required to maintain a minimum balance of not less that $500,000 in the blocked account.  On June 24, 2009, DMRJ consented to grant us access to an additional $25,000, which was redeposited into the account on July 8, 2009.  On July 16, 2009, DMRJ consented to the reduction in the minimum balance required to be maintained in the blocked account through September 3, 2009, after which time we were required to maintain a minimum balance of at least $500,000 in the blocked account.  On December 14, 2009, DMRJ consented to grant us access to the remaining $250,000 on deposit in the blocked account, of which $150,000 was applied against our obligation to DMRJ under the line of credit.  As of December 31, 2009, DMRJ waived the requirement to maintain a deposit balance of at least $500,000 in such account. As of June 30, 2010, the balance in the blocked account was $0.

On September 4, 2009, we entered into an additional credit agreement with DMRJ. In connection with the credit agreement, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the revolving note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of June 30, 2010, the balance in the blocked collections account was $25,000.

The restricted investments of $1,562,000 held in certificates of deposit collateralizes our performance under three irrevocable letters of credit issued in April 2010, aggregating to $1,488,000: (1) provides performance security equal to 5% of the contract amount; (2) provides warranty performance security equal to 5% of the contract amount; and, (3) provides security equal to 15% of the contract amount against an advance deposit under the terms of our contract with the India Ministry of Defence. The letters of credit expire between December 21, 2010 – October 5, 2012.

4.	Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

	June 30,
	2010	2009
Raw materials	$350,000	$162,000
Work in progress	47,000	20,000
Finished goods	563,000	379,000
Total inventories	$960,000	$561,000

As of June 30, 2010 and 2009, our reserves for excess and slow-moving inventories were $43,000 and $313,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Property, Plant and Equipment

Property and equipment consist of the following:

	June 30,
	2010	2009
Machinery and equipment	$383,000	$221,000
Computers and software	358,000	353,000
Furniture and fixtures	8,000	8,000
Leasehold improvements	77,000	72,000
Equipment under capital lease	61,000	61,000
	887,000	715,000
Less: accumulated depreciation	735,000	439,000
	$152,000	$276,000

Depreciation expense for the fiscal years ended June 30, 2010 and 2009 was approximately $134,000 and $209,000, respectively. During fiscal 2010, we transferred fully depreciated equipment from our former medical business unit to our security products business.

6.	Goodwill, Other Intangibles and Long-Lived Assets

At June 30, 2009 we had goodwill of $3,136,000. ASC 350 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if impairment exists, management continually estimates the reporting unit’s fair value based on market conditions and operational performance.  We may employ the work of independent appraisers in making our determination.  We make our annual assessment as of June 30th of each year to determine if its goodwill is impaired or whenever events indicate that there may be an impairment.

We completed our annual assessment at June 30, 2010 and determined there was an impairment of goodwill. We determine fair value utilizing an income approach which is based on a discounted cash flow analysis, the first year of the projection is based on our next year’s annual operating plan.   Revenue forecasted in our annual operating plan is developed using order backlog, current order trends and consideration of growth initiatives.  Risks associated with our forecasts include, but are not limited to the following risks identified by us: our competition; the extent of patent and intellectual protection afforded to our products; the cost and availability of raw material and component supplies; changes in domestic and foreign regulatory requirements; the timing of customer orders; the introduction and market acceptance of new products; our ability to fund investments in research and development; and, economic, political and other risks associated with international sales. Various assumptions are utilized including; actual operating results, our annual operating plan for the next fiscal year, strategic plans, anticipated cash flows and the weighted average cost of capital. Our discounted cash flow analysis, at June 30, 2010, incorporated our fiscal 2011 operating plan and assumed 3% revenue growth projections for years two through five and a weighed-average cost of capital of 36%. Based upon our evaluation, at June 30, 2010, we determined that the carrying amount of goodwill exceeded the estimated fair value and recorded a non-cash impairment charge of $3,136,000.
Changes in the carrying value of goodwill for the years ended June 30, 2010 and 2009 by reportable segment are as follows:

	Security	Semiconductor
	Products	Services

Balance as of June 30, 2008	$3,136,000	$1,195,000
Sale of Core Systems	-	(1,195,000)
Balance as of June 30, 2009	$3,136,000	$-
Impairment	(3,136,000)	-
Balance as of June 30, 2010	$-	$-

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Company’s intangible assets as of June 30, 2010 and 2009:

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount
	June 30, 2009	Additions/ reductions	June 30, 2010	June 30, 2009	Additions/ reductions	June 30, 2010	June 30, 2010	June 30, 2009

Customer Relationship	$69,000	$-	$69,000	$69,000	$-	$69,000	$-	$-

Amortization expense of intangible assets with finite lives was for the years ended June 30, 2010 and 2009 was approximately $0 and $54,000, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:
	June 30,
	2010	2009
Accrued compensation and benefits	$753,000	$731,000
Accrued taxes	603,000	479,000
Accrued legal and accounting	179,000	257,000
Accrued interest	705,000	9,000
Accrued warranty costs	144,000	196,000
Other accrued liabilities	284,000	296,000
	$2,668,000	$1,968,000

8.	Income Taxes

We adopted the accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on April 1, 2007.  The accounting standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of June 30, 2010, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

From time to time we may be assessed interest or penalties by major tax jurisdictions.  We recognize interest and penalties related to uncertain tax positions in income tax expense.  No interest and penalties have been recognized by the Company to date.

Tax years 2007 through 2010 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Years Ended June 30,
	2010	2009
Expected federal tax rate	-34.0%	-34.0%
State income taxes, net of federal tax benefit	2.3%	-4.2%
Non-deductible expenses	31.3%	4.5%
Credits and other, net	-0.3%	-0.9%
Changes in valuation allowance	0.7%	34.6%
Effective tax rate	0.0%	0.0%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse.  A valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon our analysis of all available evidence, that the tax benefit of the deferred tax asset will not be realized.

Significant components of our deferred tax assets and deferred tax liabilities as of June 30, 2010 and 2009 consisted of the following:

	June 30,
	2010	2009
Deferred tax assets:
Net operating loss and tax credit carryforwards	$16,265,000	$15,964,000
Accrued expenses deductible when paid	469,000	715,000
Stock-based compensation	228,000	214,000
Financial statement over tax amortization	32,000	38,000
Net deferred tax assets - discontinued operations	65,000	66,000
Deferred tax assets	17,059,000	16,997,000

Deferred tax liabilities:
Tax over financial statement depreciation	14,000	46,000
Investments in affiliates	-	-
Net deferred tax liabilities - discontinued operations	-	-
Deferred tax liabilities	14,000	46,000
	17,045,000	16,951,000
Valuation allowance	(17,045,000)	(16,951,000)
Net deferred tax asset	$-	$-

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.  Included in the valuation allowance is approximately $1,439,000 related to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction in income tax.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in our deferred tax valuation allowance for the years ended June 30, 2010 and 2009:

		Deferred Tax Valuation Allowance
	Balance at
	Beginning	Current Year	Expired Loss	Balance at
	of Year	Additions	Carryforwards	End of Year
2010	$16,951,000	$778,000	$(684,000)	$17,045,000
2009	12,288,000	4,663,000	-	16,951,000

As of June 30, 2010, the Company has the following unused net operating loss and tax credit carry forwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

		Investment
	Net Operating	AMT &
	Losses	Research Credits	Expiration Dates
Federal	$38,276,000	$729,000	2022 to 2031
State	$34,965,000	$500,000	2011 to 2026

Our net operating loss carry forwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

9.	Commitments and Contingencies

Capital and Operating Leases

We lease manufacturing, research and office space in Wilmington, MA, the lease of which expires on January 31, 2015.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, we executed a sublease agreement for one of our California facilities.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, CA, which lease was renewed and expires on March 31, 2013.  Total rent expense, including assessments for maintenance and real estate taxes for years ended June 30, 2010 and 2009, for both continuing and discontinued operations was $528,000 and $1,026,000, respectively.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, Silicon Valley CA-I, LLC, the lessor of such property to Accurel, filed suit against Accurel and Evans in the Superior Court of the State of California, County of Santa Clara, alleging nonpayment of rent. On June 24, 2009, Accurel entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that are past due under the lease, plus monthly rents owing under the lease, less the payment that Evans is required to make under the terms of the settlement agreement.  Accurel was required to pay such amount on or before September 4, 2009.   On September 4, 2009, Accurel remitted the settlement payment.  In accordance with the release and settlement agreement, provided that Accurel and Evans have complied with the terms of the lease and payment in accordance with the agreement, the lessor has agreed to dismiss the suit on or before September 14, 2009 and Accurel will have no further obligations or liabilities to the lessor.  On October 28, 2009, the request for dismissal was entered with the Superior Court of the State of California, County of Santa Clara.  As a result of the dismissal of litigation, we recorded a lease termination benefit of $384,000 related to Accurel’s lease obligations in the year ended June 30, 2010. The balance of the lease liability on June 30, 2010 was $0.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of June 30, 2010, the balance due is approximately $27,000 and is included in current liabilities.

Future minimum rental payments required under capital and operating leases for both continuing and discontinued operations, with non-cancelable terms in excess of one year at June 30, 2010, together with the present value of net minimum lease payments, are as follows:

Year ending June 30:	Capital Lease Payments	Operating Lease Payments
2011	$34,000	$276,000
2012	31,000	265,000
2013	31,000	262,000
2014	31,000	232,000
2015 and thereafter	-	138,000
	127,000	$1,173,000
Less: amounts representing interest	(42,000)
Present value of future minimum lease payments	85,000
Less: current portion	(18,000)
Capital lease obligation, net of current portion	$67,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Agreements

We are obligated under two license agreements, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and drug applications, which we intend to incorporate into future security product offerings.  Future minimum royalty payments due under the license agreements are as follows:

Years ending June 30:
2011	$219,000
2012	306,000
2013	455,000
2014	325,000
2015 and thereafter	1,125,000
$2,430,000

For the years ended June 30, 2010 and 2009, payments under the two license agreements amounted to $50,000 and $0, respectively.

10.	Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker or decision making group, in determining how to allocate resources and in accessing performance.  Our chief operating decision making group is composed of the chief executive officer and members of senior management.  Based on qualitative and quantitative criteria we  have determined that we operate within one reportable segment, which is the Security Products Segment.

During the fiscal year ended June 30, 2010, foreign sales represented 85% of total revenue with one customer from China representing 45% of the Company’s annual revenue.  For the fiscal year ended June 30, 2009, foreign sales represented 82% of total revenue with one customer from China representing 48% of the Company’s annual revenue.

11.	Research and Development Arrangements

We are the recipient of several grants under the U.S. Government’s Small Business Innovative Research (SBIR) Program.  The contracts with the Department of Defense and the Department of Homeland Security are both firm-fixed price and cost-plus type programs with contract terms varying from six to twenty-four months.  Revenues under such arrangements amounted to approximately $431,000 and $1,514,000 for the years ended June 30, 2010 and June 30, 2009, respectively.  Revenues recognized under these contracts are included in the security products segment.  Unbilled accounts receivable relating to such arrangements were approximately $29,000 and $107,000 at June 30, 2010 and June 30, 2009, respectively. As of June 30, 2010 all of our contracts with the Department of Defense and the Department of Homeland Security have been completed and were closed.

12.	Related Party Transactions

The former chairman of Ion Metrics, Inc., which we acquired in April 2008, serves as a Managing Director of a merger and acquisition and management advisory firm that we previously engaged to market our wholly-owned subsidiary, Core Systems, and to assist with our efforts to acquire additional capital.  During year ended June 30, 2009, this advisory firm was paid $195,000. As of June 30, 2010, our obligation to the advisory firm was $0. Further, we have entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman.  The lease, assumed as part of the Ion Metrics, Inc. acquisition, expires on December 31, 2013, under the terms of which we are leasing certain property and equipment, with annual lease payments of approximately $31,000 per year.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Robert Liscouski, a member of our Board of Directors, serves as the head of strategic and business development programs at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During years ended June 30, 2010 and 2009, this advisory firm was paid $181,000 and $25,000, respectively.  As of June 30, 2010, our obligation to the advisory firm was $15,000.

On June 4, 2009, Michael Turmelle, a member of the Board of Directors of the Company loaned $100,000 to the Company (see Note 13).

13.	Notes Payable

On June 4, 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.  The loan bears interest at 10% and is unsecured.  In November 2009, we issued a convertible promissory note to Michael Turmelle, in consideration of a prior loan of $100,000 to us. The principal amount of the loan is convertible in whole or in part at the option of Mr. Turmelle into shares of our common stock at a conversion price of $0.08 per share. As of June 30, 2010 and 2009, our obligation under the note for borrowed funds amounted to $100,000.  As of June 30, 2010 and 2009, our obligation to Mr. Turmelle for accrued interest approximated $11,000 and $1,000, respectively.

14.	Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over an estimated useful life of 29 months.  The outstanding and past due principal balance as of June 30, 2010 and 2009 was approximately $55,000 and $56,000, respectively.

Revolving Credit Facility and Term Note

In June 2005, we executed a revolving credit facility for $1,500,000 with Silicon Valley-based Bridge Bank, N.A.  On January 3, 2007, the revolving credit facility was increased from $1,500,000 to $5,000,000.  In June, August, October and November 2008, we entered into a series of further amendments, waivers and modifications to our credit agreements with Bridge Bank, pursuant to which, in exchange for the payment by us of forbearance fees in the amount of $90,000, the bank waived certain existing and anticipated defaults, the bank reduced our credit line to $1,500,000 from $5,000,000, and the bank extended the modified facility through December 10, 2008.  On December 10, 2008, we used approximately $477,000 of the proceeds of the sale of the senior secured convertible promissory note to DMRJ to repay all of the indebtedness outstanding to the bank and the credit facility was terminated.  As of June 30, 2010 and 2009, our obligation for borrowed funds under the credit facility amounted to $0.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Convertible Promissory Note, Secured Promissory Note and Revolving Credit Facility

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note, which is collateralized by all of our assets, originally bore interest at 11.0% per annum.  The effective interest rate on the note, at the time of issuance, was approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc., a privately-held development stage medical device company, to DMRJ.  The note, which has been amended and restated, as described below, was originally convertible in whole or in part at the option of DMRJ into shares of our common stock at a conversion price of $0.26 per share.

In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that the company issues additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price of the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. The promissory note contains reset provisions, in the event that the we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period.

We valued the note upon issuance at its residual value of $4,341,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the fair value of the note conversion option liability and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of the fair value $153,000 allocated to the warrant, $638,000 allocated to the note conversion liability fair value and $468,000 representing the estimated fair value of the CorNova common stock transferred to DMRJ in the financing transaction.  The note discount was calculated based upon the residual method.  The discount on the note is being amortized to interest expense over the term of the note.  The fair value of the warrant and note conversion liability were determined using a binomial option pricing model.  See Notes 15 and 16 for the assumptions used in calculating the fair values.

For the years ended June 30, 2010 and 2009, we recorded $833,000 and $693,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note. As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in a $802,000 adjustment to the opening balance of accumulated deficit and reclassified the original fair value of the warrant from additional paid in capital to the warrant derivative liability as summarized in the following table:
	As reported on	As adjusted on	Cumulative Effect
	June 30,	July 1,	of Change in
	2009	2009	Accounting Principle

Debt discount	$-	$352,000	$352,000
Warrant derivative liability	-	61,000	61,000
Additional paid in capital	61,290,000	61,130,000	(160,000)
Senior secured convertible promissory note	4,049,000	4,119,000	70,000
Note conversion option liability	-	1,183,000	1,183,000
Accumulated deficit	(72,678,000)	(73,480,000)	(802,000)

For the year ended June 30, 2010, we recorded a non-cash charge of $9,503,000, in our statement of operations to record the change in fair value of the note conversion option liability. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability (see Note 15).

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

On July 1, 2009, we entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000. We valued the note at its residual value of $726,000 based on the relative fair value of the Series F Convertible Preferred Stock issued in conjunction with the note (see Note 18).

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The senior secured promissory note, which has been amended, as described below, originally bore interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by us of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, DMRJ may require us to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving us; (ii) the sale or transfer of more than 50% of our assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by us, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to us of more than $500,000; provided, however, that DMRJ may not require us to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

The amendment to the loan agreement provided that, in the event we had not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we would immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale. As of June 30, 2010, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued the additional shares to DMRJ. The Series F Preferred Stock is convertible into that number of shares of common stock which equals the original issue price of the Series F Preferred Stock ($0.08 per share) divided by the “Series F Conversion Price.” All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ were convertible into 16,466,630 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis. In the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect, the Series F Conversion Price will be automatically adjusted to equal the price per share at which such shares are issued.  This reset provision completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event.  The reset provision will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

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

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to reset provisions in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The holders of the Series F Preferred Stock have no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the Series F Preferred Stock, we may not (i) amend, alter or repeal any provision of our Restated Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series F Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of our equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

The convertible promissory note conversion option and the warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the amended conversion price then in effect, the note conversion price will be automatically adjusted to equal the price per share at which such shares are issued.  This reset provision completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event.  These reset provisions will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders. Under ASC 815-40-15, the conversion option liability and the warrant should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period.

On August 5, 2009, we entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued DMRJ a bridge note in the principal amount of $700,000.  The note bore interest at the rate of 25% per annum. The outstanding principal balance and all interest due under this bridge note was paid on September 4, 2009.

On September 4, 2009, we entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided us with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, we issued a promissory note to DMRJ evidencing our obligations under the credit facility. Each of our subsidiaries guaranteed our obligations under the credit facility. Our obligations and our subsidiaries’ obligations are secured by grants of first priority security interests in all of our respective assets. In addition, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revolving line of credit, which has been amended, as described below, originally bore interest at the rate of 25% per annum. Interest under the note is due on the first day of each calendar month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on December 10, 2009. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ. Subject to applicable cure periods, amounts due under the note are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the note; (ii) any failure to observe or perform any other condition, covenant or agreement contained in the note or certain conditions, covenants or agreements contained in the credit agreement; (iii) certain suspensions of the listing or trading of our common stock; (iv) a determination that any misrepresentation made by us to DMRJ in the credit agreement or in any of the agreements delivered to DMRJ in connection with the credit agreement were false or incorrect in any material respect when made; (v) certain defaults under agreements related to any of our other indebtedness; (vi) the institution of certain bankruptcy and insolvency proceedings by or against us; (vii) the entry of certain monetary judgments against us that are not dismissed or discharged within a period of 20 days; (viii) certain cessations of our business in the ordinary course; (ix) the seizure of any material portion of our assets by any governmental authority; and (x) our indictment for any criminal activity.

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. For the period September 4, 2009 through January 12, 2010, the date as of which this arrangement was cancelled, we experienced a net loss and no such payments were due or payable to DMRJ as of March 31, 2010.

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

We failed to pay an aggregate of $7,505,678 in principal, together with approximately $149,292 of interest, due to DMRJ on December 10, 2009, the maturity of each of the promissory notes described above.  On December 20, 2009, we received written notice form DMRJ, stating that we were in default of our obligations under each of the notes.

As a result of these defaults, effective December 11, 2009, (i) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in March 2009 automatically increased from 11% per annum to 2.5% per month (or the maximum applicable legal interest rate, if less); (ii) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in July 2009 automatically increased from 2.5% per month to 3.0% per month (or the maximum applicable legal interest rate, if less); and (iii) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in September 2009 increased from 25% per annum to 30% per annum (or the maximum applicable legal interest rate, if less). All such default interest is payable upon demand by DMRJ.

On December 31, 2009, we received further written notice from DMRJ, withdrawing its December 20, 2009 default notice. Also on December 31, 2009, DMRJ elected to convert $120,000 of the principal amount owed by us under the senior secured convertible promissory note into 1,500,000 shares of our common stock, at an adjusted conversion price of $.08 per share. DMRJ has subsequently converted additional portions of our indebtedness on similar terms. Under the promissory notes and related agreements, however, DMRJ may not convert any portion of the notes if the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by DMRJ at such time, would result in DMRJ beneficially owning in excess of 4.99% of the then issued and outstanding shares of common stock. DMRJ may waive such limitation by providing us with 61 days’ prior written notice.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 12, 2010, we entered into an omnibus waiver and first amendment to credit agreement and third amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $3,000,000 to $5,000,000; (ii) the maturity of all of our indebtedness to DMRJ under each of the notes described above, was extended from December 10, 2009 to June 10, 2010; (iii) DMRJ waived all existing defaults under all of these promissory notes and all related credit agreements through the new maturity date of June 10, 2010; (iv) the interest rate payable on our obligations under each of the promissory notes was reduced to 15% per annum; (v) all arrangements pursuant to which we were to share with DMRJ any profits resulting from certain transactions were removed from the credit documents; (vi) we agreed to certain limitations on equity financings without DMRJ’s prior consent; and (vii) we agreed that we will not prepay more than $3,600,000 of the $5,600,000 of indebtedness owed to DMRJ under the March 2009 amended and restated promissory note without DMRJ’s prior consent.

On April 23, 2010 we entered into an omnibus second amendment to credit agreement and fourth amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $5,000,000 to $10,000,000; and (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under each of the promissory notes described in the preceding paragraphs was extended from June 10, 2010 to September 30, 2010.

On September 30, 2010, we entered into an omnibus third amendment to the credit agreement and fifth amendment to note and warrant purchase agreement  pursuant to which the maturity of all of the our indebtedness to DMRJ, including indebtedness in the preceding paragraphs, was extended from September 30, 2010 to March 31, 2011.

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

As of June 30, 2010, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,920,000, $1,000,000 and $8,143,000, respectively.  Further, as of June 30, 2010, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $686,000.

As of December 31, 2010 our obligation to DMRJ under the senior secured promissory note, as amended, the second senior secured promissory note and under the credit facility approximated $3,760,000, $1,000,000 and $10,994,000, respectively. Further, as of December 31, 2010, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,023,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Note Conversion Option Liability

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended June 30, 2010, we recorded a non-cash charge of $9,503,000. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors.  The note conversion option liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Note Conversion Option Liability - Fair Value Calculation

	December 10,	July 1,	September 30,	December 31,	March 31,	June 30,
	2008	2009	2009	2009	2010	2010

Convertible debt amount	$4,600,000	$4,600,000	$4,600,000	$4,480,000	$4,120,000	$3,920,000
Potential number of convertible shares	17,692,308	57,500,000	57,500,000	56,000,000	51,500,000	49,000,000
Conversion price	$0.26	$0.08	$0.08	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.17	$0.08	$0.08	$0.40	$0.33	$0.30
Expected volatility	93.7%	93.7%	95.5%	95.9%	150.0%	157.1%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	1.07%	0.31%	0.12%	0.17%	0.17%	0.17%
Expected term (years)	1.00	0.44	0.19	0.44	0.19	0.25
Fair value	$638,000	$1,183,000	$807,000	$17,923,000	$12,791,000	$10,686,000

The fair value of the note conversion option liability will be measured at the end of each reporting period and the change in fair value will be reported in our statement of operations.  Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in a $802,000 adjustment to the opening balance of accumulated deficit.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Warrant Derivative Liability

ASC 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended June 30, 2010, we recorded a non-cash charge of $217,000. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability - Fair Value Calculation

	December 10,	July 1,	September 30,	December 31,	March 31,	June 30,
	2008	2009	2009	2009	2010	2010

Shares eligible to be purchased	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Exercise price	$0.26	$0.08	$0.08	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.17	$0.08	$0.08	$0.40	$0.33	$0.30
Expected volatility	98.4%	104.0%	89.7%	88.7%	150.0%	157.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	2.29%	2.71%	2.37%	2.34%	2.43%	1.17%
Expected life	5.00	4.50	4.19	3.94	3.69	3.44
Fair value	$153,000	$61,000	$54,000	$356,000	$308,000	$278,000

We originally recorded the fair value of this warrant of approximately $160,000 as an increase to additional paid in capital.  Upon adoption of ASC 815-40-15 at July 1, 2009, we reclassified $160,000 from additional paid in capital to the warrant derivative liability.  The fair value of the warrant derivative liability will be measured at the end of each reporting period and the change in fair value will be reported in our statement of operations.

17.	Series D Convertible Preferred Stock

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

We valued the Series D Preferred Stock at issuance at its residual value of $2,700,000 based on the fair values of the financial instruments issued in connection with this preferred stock financing, including certain warrants, the embedded derivative instruments and offering costs.  The amounts recorded in the financial statements represent the amounts attributed to the sale of the Series D Preferred Stock, the amount allocated to warrants, the value attributed to the embedded derivatives and issuance costs.  We accreted these discounts on the carrying value of the Series D Preferred Stock to its redemption value at the actual conversion date.  The accretion was recorded as a preferred dividend in the period of accretion.  For the years ended June 30, 2010 and 2009, $0 and $155,000, respectively, was amortized.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 31, 2008, we redeemed $268,000 of the $518,000 of Series D Preferred Stock required to be redeemed on that date by agreeing to issue 929,535 shares of our common stock to an affiliate of Laurus, and redeemed the balance due on that date with a cash payment of $250,000.  The shares were valued at $0.28829 per share, which was equal to the volume-weighted average price of our common stock as reported by Bloomberg, L.P. for the 15-day period immediately preceding the date of the amendment.

On November 25, 2008 we redeemed an additional $800,000 of the Series D Preferred Stock, using proceeds from the sale of the assets of Core Systems. On December 10, 2008, we used approximately $1,161,000 of the proceeds from the sale of senior secured convertible promissory note to DMRJ to repay all of the indebtedness outstanding to Laurus, excluding the Series D Preferred Stock redemption which was redeemed, in May 2009, when we issued 929,535 shares of our common stock to an affiliate of Laurus completing the redemption of the Series D Preferred Stock.

As June 30, 2010 and 2009, the outstanding balance on the Series D Preferred Stock was $0.

18.	Series E Convertible Preferred Stock

In March 27, 2009, we announced the settlement of our litigation and the mutual release by us and Evans Analytical Group, LLC of all claims related to the sale of Accurel.  In settling this litigation, we issued 1,000,000 shares of Series E Convertible Preferred Stock, having an aggregate liquidation preference of $5,000,000.  The preferred stock, however, is subject to cancellation, without consideration and without liability to us, under certain conditions related to our continued cooperation in the pursuit (as controlled and funded by Evans and its counsel) of certain claims against a former officer of ours and Accurel related to the sale of Accurel to Evans, including the outcome of such litigation.  The stock is convertible into common stock under various scenarios, including by either party after the ninth anniversary of the settlement agreement, and under certain other circumstances.  The preferred stock will be entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock and holders of the preferred stock will have no voting rights except as required by applicable law. On April 2, 2009, John Traub, a former officer of the company and Accurel, filed a complaint in the California Superior Court, Santa Clara County, for breach of contract and indemnification against us and our insurer, Carolina Casualty Company.  The complaint seeks defense costs and indemnification with respect to lawsuits filed against Traub by Evans Analytical Group.   On June 21, 2010, we resolved the litigation with Evans and Traub, resulting in the cancellation of 1,000,000 shares of Series E Convertible Preferred Stock.

19.	Series F Convertible Preferred Stock

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because we did not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009 (later extended by DMRJ to October 1, 2009), we were required to issue to DMRJ 774,900 additional shares of Series F Preferred Stock. Upon the issuance of those shares, all of the Series F Preferred Stock then held by DMRJ was convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the promissory note issued in July 2009 or the amended and restated promissory note issued in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issues to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto (see Note 14).

As of the date of issuance, we have recorded the relative fair value of the Series F Preferred Stock of approximately $274,000 against the July 1, 2009 senior secured promissory note, which is accreted to the note over the life of the note.  The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For the year ended June 30, 2010, $274,000 was accreted to the note and is recorded as interest expense in our statement of operations.   Accounting Standards Codification (“ASC”) 470-20 “Debt,” addresses the accounting for convertible instruments with beneficial conversion features.  In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the Series F Preferred Stock converts into. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009, the beneficial conversion feature on the Series F Preferred Stock was $329,000 and is accounted for as a deemed dividend.

20.	Stockholders’ Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which is accreted to the note and interest expense is recorded over the life of the note. In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, in July 2009, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08.  We adopted ASC 815-40-15 as of July 1, 2009 and reclassed $160,000 from additional paid in capital to the “Warrant Derivative Liability.” The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended June 30, 2010, we recorded a non-cash charge of $217,000 in our statement of operations (see Note 16).

As of June 30, 2010, there were warrants outstanding to purchase 2,609,986 shares of our common stock at exercise prices ranging from $0.08 to $12.45 expiring at various dates between September 8, 2010 and June 27, 2015.

We issued 0 and 59,505 shares of common stock, respectively, during the years ended June 30, 2010 and 2009, as a result of the exercise of options by employees and consultants.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimated the fair value of the warrants issued during fiscal 2009 using a binomial option pricing model using the following input assumptions:

Year Ended
June 30, 2009

Dividend yield	0.0%
Weighted-average volatility	98.4%
Weighted-average risk-free interest rate	2.2%
Weighted-average life of warrants	5 years

We did not issue any warrants in fiscal 2010.

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2010:

	Warrants Outstanding and Exercisable
			Weighted-Average
		Weighted-Average	Intrinsic Value
Range of Exercise Prices	Number of Shares	Exercise Price	per Share
$0.09 - $0.30	1,211,492	$0.09	$0.28
$1.14 - $2.82	600,799	2.42	-
$3.40 - $4.26	462,500	3.92	-
$8.50 - $12.45	335,195	8.93	-
	2,609,986	2.44	-

The following table presents the warrant activity for the years ended June 30, 2010 and 2009:

	2010		2009
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Warrants outstanding as of June 30	3,264,217	$3.11	2,369,627	$5.01
Issued	-	-	1,211,492	0.17
Exercised	-		-
Expired	(654,231)	5.18	(316,902)	7.04
Warrants outstanding as of June 30	2,609,986	$2.44	3,264,217	$3.02
Warrants exercisable as of June 30	2,609,986	$2.44	3,164,217	$3.11

Weighted-average fair value of warrants granted during the year		$-		$0.14

Employee Stock Purchase Plan

In December 2006, we adopted the 2006 Employee Stock Purchase Plan. The 2006 Plan provides a method whereby our employees have an opportunity to acquire an ownership interest in the company through the purchase of shares of our common stock through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The plan periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of June 30, 2010 and 2009, a total of 380,543 shares are available for issuance under the 2006 Plan.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We issued 0 and 31,147 shares of common stock, respectively, during the years ended June 30, 2010 and 2009, under the employee stock purchase plan.

Treasury Stock and Other Transactions

In June 2004, our Board of Directors authorized us to repurchase up to 300,000 shares of our common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of June 30, 2010 and June 30, 2009, 10,545 shares were held in treasury at cost.  During each of the years ended June 30, 2010 and 2009, we repurchased no shares of our common stock.  As of June 30, 2010, the maximum number of shares authorized to be repurchased were 289,455.

21.	Stock Based Compensation

In December 2000, we adopted the 2000 Incentive and Non-Qualified Stock Option Plan. The 2000 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 5% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. The Committee may in its discretion provide upon the grant of any option that we may repurchase, upon terms and conditions determined by the Committee, all or any number of shares purchased upon exercise of such option. A total of 600,000 shares were originally reserved for issuance under the 2000 Plan. In December 2003, our stockholders  approved an increase in the 2000 Plan from 600,000 shares to 1,000,000 shares. In December 2004, our stockholders approved an increase in the 2000 Plan from 1,000,000 shares to 1,500,000 shares.

In December 2004, we adopted the 2004 Stock Option Plan. The 2004 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 500,000 shares were originally reserved for issuance under the 2004 Plan. In December 2005, our stockholders approved an increase in the 2004 Plan from 500,000 shares to 1,000,000 shares.  In December 2007, our stockholders approved an increase in the 2004 Plan from 1,000,000 shares to 2,000,000 shares.

In December 2008, our Board of Directors approved a plan to offer each holder of stock options the opportunity to exchange their outstanding options for 50% as many options, priced at the current market value but with the same vesting terms.  During the year ended June 30, 2009, option holders exchanged options to purchase 1,299,300 shares and received options to purchase 649,650 shares at the current market value of $0.18 per share.  As a consequence of the option exchange, the Company recorded additional stock-based compensation expense of approximately $32,000, representing the excess of the fair value of the modified award based on current assumptions over the fair value of the original option measured immediately before its terms are modified based on current assumptions, without regard to the assumptions made on the option grant date.  As of June 30, 2010, the 2004 Plan was oversubscribed and will require stockholder approval to increase the number of shares reserved for issuance under the plan.

As of June 30, 2010, a total of 44,997 and 0 shares are available for issuance under the 2000 and 2004 Plans, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity of the 2000 and 2004 Stock Option Plans for the year ended June 30, 2010:
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Life in Years	Intrinsic Value
Options outstanding as of July 1, 2009	3,532,788	$0.32	7.7	$(777,000)
Issued	503,250	0.45
Exercised	-	-
Cancelled	(344,830)	0.47
Options outstanding as of June 30, 2010	3,691,208	$0.32	6.8	$168,000
Options exercisable as of June 30, 2010	2,041,784	$0.38	7.4	$(28,000)

Options vested or expected to vest as of June 30, 2010	3,526,266	$0.33	6.8	$149,000

The weighted average grant date fair value of options granted for the years ended June 30, 2010 and 2009 were $0.39 and $0.15, respectively.  See Note 2 for further discussion on the methods and assumptions used in determining the fair value of our options.

The following table sets forth information regarding outstanding options at June 30, 2010:

	Outstanding Options			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Shares	Life in Years	Exercise Price	Shares	Exercise Price
$0.08 - $0.46	3,345,870	7.1	$0.17	1,876,244	$0.14
$0.52 - $2.40	284,088	4.4	$1.06	104,290	$1.88
$3.07 - $3.89	46,250	2.2	$3.70	46,250	$3.70
$9.92 - $10.00	15,000	4.4	$9.97	15,000	$9.97
	3,691,208	6.8	$0.32	2,041,784	$0.38

As of June 30, 2010 there was $258,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This expense is expected to be recognized as follows:
Years Ending June 30:
2011	$145,000
2012	77,000
2013	36,000
$258,000

As of June 30, 2010, the unrecognized compensation expense related to stock option awards is expected to be recognized as expense over a weighted-average period of 2.7 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2010 of $0.37 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2010.  Total intrinsic value of stock options exercised under the stock option plans for the years ended June 30, 2010 and 2009 was $0 and $0, respectively.  The total fair value of stock options that vested during the years ended June 30, 2010 and 2009 were $117,000 and $756,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Discontinued Operations

Core Systems, Inc.

The accompanying consolidated balance sheets and statements of operations present the results of Core as discontinued operations.  As noted above, the Company’s Board of Directors approved a plan to sell Core in February 2008.  We have (i) eliminated Core’s financial results from our ongoing operations, (ii) determined that Core, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Core financial results and cash flows apart from our ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Core or cash flows from Core after the sale.

Condensed results of operations relating to Core for the year ended June 30, 2009 is as follows:

2009

Revenues	$2,288,000
Gross profit	471,000
Operating income	25,000
Non-operating expense	(1,000)
Gain on sale of Core Systems	22,000
Income from discontinued operations	$46,000

On November 24, 2008, we completed the sale of Core’s business (See Note 1).  On that date, the acquirer made a cash payment of $1,125,000 and issued a promissory note in the amount of $1,625,000.  The promissory note required the acquirer to pay $125,000 on or before November 28, 2008, an additional $500,000 on or before December 24, 2008, and the remaining principal balance, together with accrued interest, in equal monthly installments over a period of 60 months commencing on February 1, 2009.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Medical Business Unit

The accompanying consolidated balance sheets and statements of operations present the results of the Medical Business Unit as discontinued operations.

Condensed results of operations relating to the Medical Business Unit for the years ended June 30, 2010 and 2009 are as follows:

	Years Ended June 30,
	2010	2009

Revenues	$-	$699,000
Gross profit	(124,000)	(121,000)
Impairment of long-lived assets	-	143,000
Operating loss	(124,000)	(264,000)
Gain on sale of assets	-	1,026,000
Income (loss) from discontinued operations	$(124,000)	$762,000

The assets and liabilities of the Medical Business Unit as of June 30, 2009 are as follows:

June 30,
2009
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$51,000
Inventories	118,000
Total assets of discontinued operations	169,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$96,000
Accrued expenses	11,000
Total liabilities of discontinued operations	$107,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Valuation and Qualifying Accounts

		Charged to
	Balance at	(recoveries of)
	beginning of	costs and		Balance at end
	period	expenses	Write-off	of period
Year ended June 30, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$65,000	$25,000	$(6,000)	$84,000
Excess and obsolescence reserve - inventory	313,000	30,000	(300,000)	43,000
Total	$378,000	$55,000	$(306,000)	$127,000
Deducted from liability accounts:
Warranty reserve	$196,000	$(52,000)	$-	$144,000
Total	$196,000	$(52,000)	$-	$144,000
Year ended June 30, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$9,000	$56,000	$-	$65,000
Excess and obsolescence reserve - inventory	281,000	32,000	-	313,000
Total	$290,000	$88,000	$-	$378,000
Deducted from liability accounts:
Warranty reserve	$104,000	$97,000	$(5,000)	$196,000
Total	$104,000	$97,000	$(5,000)	$196,000

24.	Benefit Plans and Employment Agreements of Executive Officers

We have a defined contribution plan, the Implant Sciences Corporation 401(k) Profit Sharing Plan, established under Section 401(k) of the Internal Revenue Code.   All full-time employees who are 21 years of age are eligible to participate on the beginning of the first month after 30 days of employment.  The company’s contributions are discretionary.   We made no matching contributions during either fiscal 2010 or 2009.

On September 27, 2007, we entered into a Transition Agreement with Dr. Anthony J. Armini, our former President and Chief Executive Officer, with a term of 24 months.  Under this agreement Dr. Armini resigned from his positions and assumed the position of Scientific Advisor.  Dr. Armini remained the Chairman of the Board of Directors until the December 2007 annual meeting of shareholders, at which time he left the Board.  During the transition period, we compensated Dr. Armini at the annual rate of $250,000.  At June 30, 2008, we recorded a $339,000 charge in selling, general and administrative expenses representing the unpaid portion of wages, taxes and health and life insurance benefits owed to Dr. Armini under the terms of the Transition Agreement.  In addition, Dr. Armini may participate in our medical and dental insurance programs.  On November 4, 2008, we amended the transition agreement with Dr. Armini, pursuant to which the annual rate of compensation payable to Dr. Armini was reduced from $250,000 to $200,000 from November 4, 2008 through the expiration of the transition agreement.  We recorded a $46,000 benefit representing the reduced annual compensation rate payable to Dr. Armini from November 4, 2008 through the expiration of the agreement.  We may terminate the transition agreement only for cause and Dr. Armini may terminate the agreement for any reason, with each party giving the other written notice.  In conjunction with this agreement, Dr. Armini has been issued an option to purchase 200,000 shares of common stock at an exercise price of $2.09 per share, of which 25,000 shares vested immediately, and the remaining 175,000 shares vest at a rate of 25,000 per quarter over the term of the agreement.  These options were valued using the Black-Scholes method and the following assumptions:  volatility 55%, risk free interest rate of 4.01% and expected life of 1.75 years.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 6, 2009, we entered into a new three-year employment agreement with Mr. Glenn D. Bolduc, President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mr. Bolduc receives a base salary of $275,000 per year, commencing as of January 1, 2009.  After the third year, the agreement will automatically renew for additional one-year periods unless notice of non-renewal is given by either party.  The agreement also provides for Mr. Bolduc to be eligible to receive incentive compensation in an amount of up to $137,000 for the fiscal year ending June 30, 2009, upon the achievement of certain performance milestones established by the Board of Directors and a car allowance.  Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between us and Mr. Bolduc within 60 days after the commencement of each such fiscal year.

In connection with his new employment agreement, Mr. Bolduc has been granted an incentive option under the our  2004 Stock Option Plan to purchase 680,000 shares of our common stock at an exercise price of $.17 per share.  The option vests in equal annual installments over a three-year period commencing on January 1, 2010.  These options were valued using the Black-Scholes method, using the following assumptions; volatility 99.0%, risk-free interest rate 1.52%, expected life of six years and expected dividend yield of 0.0%. The fair value of Mr. Bolduc’s option as of the grant date was $0.13 per share. For the years ended June 30, 2010 and 2009, we recorded stock-compensation of $29,000 and $15,000, respectively.

In addition, Mr. Bolduc may participate in our employee fringe benefit programs or programs readily available to employees of comparable status and position.  We may terminate his employment for any material breach of this employment agreement at any time.  In the event Mr. Bolduc’s employment is terminated by us without “cause” or Mr. Bolduc resigns for “good reason” (as those terms are defined in the agreement), we will pay him twelve months salary on a regular payroll basis and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits as separation payments.  Under his employment agreement, Mr. Bolduc is subject to restrictive covenants, including confidentiality provisions and a one year non-compete and non-solicitation provision.

25.	Investment in CorNova, Inc.

On December 10, 2008, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc. to DMRJ Group LLC in lieu of commitment fees, closing fees and other transaction related fees in connection with our issuance of the senior secured convertible promissory note (see Note 14).  As a result, $98,000 representing unrealized losses of our share of CardioTech stock owned by CorNova which had been recorded as a separate component of equity in other accumulated comprehensive loss were realized and recorded to other expense in the statement of operations in the year ended June 30, 2009.  In addition, we recorded a $468,000 gain on the transfer of our investment in the CorNova common stock to other income in the statement of operations in the year ended June 30, 2009.  Prior to the transfer of the CorNova shares, our ownership interest in CorNova was 15%.  As of June 30, 2010 and 2009, our investment in CorNova was $0.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

Evans Analytical Group LLC

In May 2007, we sold substantially all of the assets of our wholly owned semiconductor wafer analytical services subsidiary, Accurel Systems International Corporation, to Evans Analytical Group LLC. In February 2008, Evans filed suit against us and against John Traub, a former officer of the Company and of Accurel, requesting rescission of the acquisition agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrowed funds pending resolution of the lawsuit.  On March 27, 2009, we announced the settlement of this litigation and the mutual release by us and Evans of all claims related to the sale of Accurel.  In settling this litigation, we agreed to pay Evans damages in the amount of approximately $5,700,000 by releasing to Evans approximately $700,000 that had been held in escrow since the time of the closing and issuing to Evans 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.

Mr. Traub had demanded that we indemnify him in connection with the Evans litigation. We refused to do so, and our insurer, Carolina Casualty Company, refused to advance Mr. Traub’s litigation expenses. In April 2009, Mr. Traub filed a complaint in the California Superior Court, Santa Clara County, for breach of contract and indemnification against us and our insurer, demanding payment of his defense costs and indemnification with respect to the Evans litigation.  On June 21, 2010, we resolved the litigation with Evans and Traub, resulting in the cancellation of 1,000,000 shares of Series E Convertible Preferred Stock and we have recorded the $5,000,000 benefit in operating expenses.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business.  We do not believe that any of these proceedings will have a material adverse effect on our business.

27.	Subsequent Events

In July 2010, Michael Turmelle, a member of our Board of Directors, elected to convert $100,000 of the principal amount owed by us under a promissory note into 1,250,000 shares of our common stock, at a conversion price of $0.08 per share.

On September 30, 2010, we entered into an omnibus third amendment to credit Agreement and fifth amendment to note and warrant purchase agreement with DMRJ.

We have evaluated subsequent events after the balance sheet date through the date these financial statements were issued, for appropriate accounting and disclosure.

28.	Restatement

Background

On October 14, 2010, the Audit Committee of our Board of Directors, in consultation with the our management, determined that the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2009, December 31, 2009 and March 31, 2010, should no longer be relied on due to issues raised by our independent accountants, Marcum LLP, regarding errors in our adoption of Accounting Standards Codification 815-40-15 “Derivatives and Hedging” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to our common stock. ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock.  Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, to record the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock. As a result, we will restate the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2009, December 31, 2009 and March 31, 2010.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The promissory note and warrant were each amended and restated as of March 12, 2009. Both the promissory note and the warrant contain reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the amended conversion price then in effect, the conversion price of the promissory note and the exercise price of the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued.  We determined that the conversion option and the warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period and will record a cumulative-effect adjustment to the opening balance of accumulated deficit at July 1, 2009.

On July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders.

Cumulative Effect of a Change in Accounting Principle

Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in a $802,000 adjustment to the opening balance of accumulated deficit and reclassified the original fair value of the warrant from additional paid in capital to the warrant derivative liability as summarized in the following table:

	As reported on	As adjusted on	Cumulative Effect
	June 30,	July 1,	of Change in
	2009	2009	Accounting Principle

Debt discount	$-	$352,000	$352,000
Warrant derivative liability	-	61,000	61,000
Additional paid in capital	61,290,000	61,130,000	(160,000)
Senior secured convertible promissory note	4,049,000	4,119,000	70,000
Note conversion option liability	-	1,183,000	1,183,000
Accumulated deficit	(72,678,000)	(73,480,000)	(802,000)

Impact of the Restatement

The effect of the adjustments on our consolidated financial statements for the quarter ended September 30, 2009 are summarized as follows:

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2009
	As Originally
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$332,000	$-	$332,000
Restricted cash and investments	689,000		689,000
Accounts receivable-trade, net of allowance of $68,000	630,000		630,000
Accounts receivable, unbilled	32,000		32,000
Note receivable	169,000		169,000
Inventories	404,000		404,000
Prepaid expenses and other current assets	366,000	154,000	520,000
Assets of discontinued operations	106,000		106,000
Total current assets	2,728,000	154,000	2,882,000
Property and equipment, net	245,000		245,000
Note receivable	719,000		719,000
Other non-current assets	18,000		18,000
Goodwill	3,136,000		3,136,000
Total assets	$6,846,000	$154,000	$7,000,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible note, net	$5,195,000	$(804,000)	$4,391,000
Senior secured note, net	-	880,000	880,000
Line of credit	1,833,000		1,833,000
Current maturities of long-term debt and obligations under capital lease	25,000		25,000
Note payable - related party	100,000		100,000
Payable to Med-Tec	56,000		56,000
Accrued expenses	1,940,000		1,940,000
Accounts payable	3,294,000		3,294,000
Current portion of long-term lease liability	362,000		362,000
Deferred revenue	18,000		18,000
Note conversion option liability	-	807,000	807,000
Liabilities of discontinued operations	79,000		79,000
Total current liabilities	12,902,000	883,000	13,785,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	83,000		83,000
Warrant derivative liability	-	54,000	54,000
Total long-term liabilities	83,000	54,000	137,000
Total liabilities	12,985,000	937,000	13,922,000

Commitments and contingencies

Series E Convertible Preferred Stock, $5 stated value; 1,000,000 shares authorized, 1,000,000 shares outstanding (liquidation value $5,000,000)	5,000,000		5,000,000
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,063 shares outstanding	378,000	(378,000)	-

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 15,434,740 and 15,424,195 issued and outstanding, respectively, at September 30, 2009	1,543,000		1,543,000

Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,063 shares outstanding (liquidation value $274,000)	-	274,000	274,000
Additional paid-in-capital	61,340,000	169,000	61,509,000
Accumulated deficit	(74,327,000)	(848,000)	(75,175,000)
Treasury stock, 10,545 common shares, at cost	(73,000)		(73,000)
Total stockholders' deficit	(11,517,000)	(405,000)	(11,922,000)
Total liabilities and stockholders' deficit	$6,846,000	$154,000	$7,000,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2009
	As Originally
	Reported	Adjustments	As Restated
Revenues:
Security products	$1,635,000	$-	$1,635,000
Government contracts and services	185,000	-	185,000
	1,820,000	-	1,820,000
Cost of revenues	979,000	-	979,000
Gross margin	841,000	-	841,000
Operating expenses:
Research and development	595,000	-	595,000
Selling, general and administrative	1,227,000	-	1,227,000
	1,822,000	-	1,822,000
Loss from operations	(981,000)	-	(981,000)

Other income (expense), net:
Interest income	18,000	-	18,000
Interest expense	(666,000)	(101,000)	(767,000)
Change in fair value of warrant derivative liability	-	7,000	7,000
Change in fair value of note option conversion liability	-	376,000	376,000
Total other income (expense), net	(648,000)	282,000	(366,000)
Loss from continuing operations	(1,629,000)	282,000	(1,347,000)
Preferred distribution, deemed dividends and accretion	-	(329,000)	(329,000)
Loss from continuing operations applicable to common shareholders	(1,629,000)	(47,000)	(1,676,000)
Loss from discontinued operations	(20,000)	-	(20,000)
Loss applicable to common shareholders	$(1,649,000)	$(47,000)	$(1,696,000)
Net loss	$(1,649,000)	$282,000	$(1,367,000)

Loss per share from continuing operations, basic and diluted	$(0.11)	$0.02	$(0.09)

Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.11)	$(0.00)	$(0.11)
Loss per share from discontinued operations, basic and diluted	$(0.00)	$-	$(0.00)
Loss per share applicable to common shareholders, basic and diluted	$(0.11)	$(0.00)	$(0.11)
Net loss per share, basic and diluted	$(0.11)	$0.02	$(0.09)
Weighted average shaes used in computing net loss per common share, basic and diluted	15,424,195	15,424,195	15,424,195

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended September 30, 2009
	As Originally
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net (loss) income	$(1,649,000)	$282,000	$(1,367,000)
Less: Net (loss) income from discontinued operations	(20,000)		(20,000)
Loss from continuing operations	(1,629,000)	282,000	(1,347,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	34,000		34,000
Bad debt expense	3,000		3,000
Share-based compensation expense	43,000		43,000
Debt discount amortization	484,000	141,000	625,000
Fair value of warrants issued to non-employees	1,000		1,000
Warrant accretion on debt	40,000	(40,000)	-
Change in fair value of warrant derivative liability	-	(7,000)	(7,000)
Change in fair value of note conversion liability	-	(376,000)	(376,000)
Changes in assets and liabilities:
Accounts receivable	(326,000)		(326,000)
Inventories	157,000		157,000
Prepaid expenses and other current assets	208,000		208,000
Cash overdraft	(6,000)		(6,000)
Accounts payable	(1,100,000)		(1,100,000)
Accrued expenses	(28,000)		(28,000)
Deferred revenue	(410,000)		(410,000)
Net cash used in operating activities of continuing operations	(2,529,000)	-	(2,529,000)
Net cash provided by operating activities of discontinued operations	16,000		16,000
Net cash used in operating activities	(2,513,000)	-	(2,513,000)
Cash flows from investing activities:
Purchases of property and equipment	(3,000)		(3,000)
Transfer to restricted funds	(25,000)		(25,000)
Payments received on note receivable	45,000		45,000
Net cash provided by investing activities of continuing operations	17,000	-	17,000
Net cash used in investing activities of discontinued operations	-		-
Net cash provided by investing activities	17,000	-	17,000
Cash flows from financing activities:
Proceeds from the issuance of senior secured convertible debt	1,000,000		1,000,000
Principal repayments of long-term debt and capital lease obligations	(5,000)		(5,000)
Net borrowings (repayments) on line of credit	1,833,000		1,833,000
Net cash provided by financing activities of continuing operations	2,828,000	-	2,828,000
Net cash used in discontinued operations	-		-
Net cash provided by financing activities	2,828,000	-	2,828,000
Net change in cash and cash equivalents	332,000	-	332,000
Cash and cash equivalents at beginning of period	-		-
Cash and cash equivalents at end of period	$332,000	$-	$332,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the adjustments on our consolidated financial statements for the quarter and six months ended December 31, 2009 are summarized as follows:

Consolidated Balance Sheets

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2009
	As Originally
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$25,000	$-	$25,000
Restricted cash and investments	537,000		537,000
Accounts receivable-trade, net of allowance of $96,000	115,000		115,000
Accounts receivable, unbilled	29,000		29,000
Note receivable	172,000		172,000
Inventories	241,000		241,000
Prepaid expenses and other current assets	216,000		216,000
Assets of discontinued operations	103,000		103,000
Total current assets	1,438,000	-	1,438,000
Property and equipment, net	212,000		212,000
Note receivable	671,000		671,000
Other non-current assets	18,000		18,000
Goodwill	3,136,000		3,136,000
Total assets	$5,475,000	$-	$5,475,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible note, net	$4,480,000	$-	$4,480,000
Senior secured note	1,000,000		1,000,000
Line of credit	1,819,000		1,819,000
Current maturities of long-term debt and obligations under capital lease	24,000		24,000
Note payable related party	100,000		100,000
Payable to Med-Tec	55,000		55,000
Accrued expenses	1,796,000		1,796,000
Accounts payable	3,400,000		3,400,000
Deferred revenue	191,000		191,000
Note conversion option liability	-	17,923,000	17,923,000
Liabilities of discontinued operations	63,000		63,000
Total current liabilities	12,928,000	17,923,000	30,851,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	67,000		67,000
Long-term lease liability	-		-
Warrant derivative liability	-	356,000	356,000
Total long-term liabilities	67,000	356,000	423,000
Total liabilities	12,995,000	18,279,000	31,274,000

Commitments and contingencies

Series E Convertible Preferred Stock, $5 stated value; 1,000,000 shares authorized, 1,000,000 shares outstanding (liquidation value $5,000,000)	5,000,000		5,000,000
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,663 shares outstanding	378,000	(378,000)	-

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 17,634,740 and 17,624,195 issued and outstanding, respectively, at December 31, 2009	1,763,000		1,763,000
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,663 shares outstanding (liquidation value $274,000)	-	274,000	274,000
Additional paid-in-capital	61,452,000	159,000	61,611,000
Accumulated deficit	(75,951,000)	(18,334,000)	(94,285,000)
Deferred compensation	(89,000)		(89,000)
Treasury stock, 10,545 common shares, at cost	(73,000)		(73,000)
Total stockholders' deficit	(12,898,000)	(17,901,000)	(30,799,000)
Total liabilities and stockholders' deficit	$5,475,000	$-	$5,475,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Operations

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2009			For the Six Months Ended December 31, 2009
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Revenues:
Security products	$496,000	$-	$496,000	$2,131,000	$-	$2,131,000
Government contracts and services	107,000		107,000	292,000		292,000
	603,000	-	603,000	2,423,000	-	2,423,000
Cost of revenues	477,000		477,000	1,456,000		1,456,000
Gross margin	126,000		126,000	967,000		967,000
Operating expenses:
Research and development	576,000		576,000	1,171,000		1,171,000
Selling, general and administrative	842,000		842,000	2,069,000		2,069,000
Litigation settlement	(384,000)		(384,000)	(384,000)		(384,000)
	1,034,000	-	1,034,000	2,856,000	-	2,856,000
Loss from operations	(908,000)	-	(908,000)	(1,889,000)	-	(1,889,000)
Other income (expense), net:
Interest income	14,000		14,000	32,000	-	32,000
Interest expense	(730,000)	(67,000)	(797,000)	(1,396,000)	(168,000)	(1,564,000)
Change in fair value of warrant derivative liability		(302,000)	(302,000)		(295,000)	(295,000)
Change in fair value of note conversion option liability		(17,116,000)	(17,116,000)		(16,740,000)	(16,740,000)
Total other income (expense), net	(716,000)	(17,485,000)	(18,201,000)	(1,364,000)	(17,203,000)	(18,567,000)
Loss from continuing operations	(1,624,000)	(17,485,000)	(19,109,000)	(3,253,000)	(17,203,000)	(20,456,000)
Preferred distribution, deemed dividends and accretion	-	-	-	-	(329,000)	(329,000)
Loss from continuing operations applicable to common shareholders	(1,624,000)	(17,485,000)	(19,109,000)	(3,253,000)	(17,532,000)	(20,785,000)
Income (loss) income from discontinued operations, before sale of discontinued operations	-	-	-	(20,000)	-	(20,000)
Net loss applicable to common shareholders	$(1,624,000)	$(17,485,000)	$(19,109,000)	$(3,273,000)	$(17,532,000)	$(20,805,000)
Net loss	$(1,624,000)	$(17,485,000)	$(19,109,000)	$(3,273,000)	$(17,203,000)	$(20,476,000)

Loss per share from continuing operations, basic and diluted	$(0.10)	$(1.08)	$(1.18)	$(0.21)	$(1.09)	$(1.30)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.10)	$(1.08)	$(1.18)	$(0.21)	$(1.11)	$(1.32)
(Loss) income per share from discontinued operations, basic and diluted	$-	$-	$-	$(0.00)	$-	$(0.00)
Net loss per share applicable to common shareholders, basic and diluted	$(0.10)	$(1.08)	$(1.18)	$(0.21)	$(1.11)	$(1.32)
Net loss per share, basic and diluted	$(0.10)	$(1.08)	$(1.18)	$(0.21)	$(1.09)	$(1.30)
Weighted average shares used in computing net loss per common share, basic and diluted	16,157,529	16,157,529	16,157,529	15,790,862	15,790,862	15,790,862

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended December 31, 2009
	As Originally
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(3,273,000)	$(17,203,000)	$(20,476,000)
Less: Net (loss) income from discontinued operations	(20,000)		(20,000)
Loss from continuing operations	(3,253,000)	(17,203,000)	(20,456,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	67,000		67,000
Bad debt expense (recoveries)	28,000		28,000
Share-based compensation expense	79,000		79,000
Fair value of common stock issued to consultants	63,000		63,000
Debt discount amortization	868,000	239,000	1,107,000
Fair value of warrants issued to non-employees	16,000		16,000
Warrant accretion on debt	71,000	(71,000)	-
Change in fair value of warrant derivative liability		295,000	295,000
Change in fair value of note conversion option liability		16,740,000	16,740,000
Litigation settlement	(384,000)		(384,000)
Changes in assets and liabilities, net of effect of divestitures:
Accounts receivable	167,000		167,000
Inventories	305,000		305,000
Prepaid expenses and other current assets	307,000		307,000
Cash overdraft	(6,000)		(6,000)
Accounts payable	(935,000)		(935,000)
Accrued expenses	(172,000)		(172,000)
Deferred revenue	(237,000)		(237,000)
Net cash used in operating activities of continuing operations	(3,016,000)	-	(3,016,000)
Net cash provided by operating activities of discontinued operations	17,000		17,000
Net cash used in operating activities	(2,999,000)	-	(2,999,000)
Cash flows from investing activities:
Purchases of property and equipment	(3,000)		(3,000)
Transfer from restricted funds, net	127,000		127,000
Payments received on note receivable	90,000		90,000
Net cash provided by investing activities of continuing operations	214,000	-	214,000
Net cash used in investing activities of discontinued operations	-		-
Net cash provided by investing activities	214,000	-	214,000
Cash flows from financing activities:
Proceeds from the issuance of senior secured promissory note	1,000,000		1,000,000
Principal repayments of long-term debt and capital lease obligations	(9,000)		(9,000)
Net borrowings on line of credit	1,819,000		1,819,000
Net cash provided by financing activities of continuing operations	2,810,000	-	2,810,000
Net cash used in discontinued operations			-
Net cash provided by financing activities	2,810,000	-	2,810,000
Net change in cash and cash equivalents	25,000	-	25,000
Cash and cash equivalents at beginning of period	-		-
Cash and cash equivalents at end of period	$25,000	$-	$25,000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$160,000		$160,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the adjustments on our consolidated financial statements for the quarter and nine months ended March 31, 2010 are summarized as follows:

Consolidated Balance Sheets

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2010
	As Originally
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$10,000	$-	$10,000
Restricted cash and investments	464,000		464,000
Accounts receivable-trade, net of allowance of $97,000	162,000		162,000
Accounts receivable, unbilled	29,000		29,000
Note receivable	174,000		174,000
Inventories	327,000		327,000
Prepaid expenses and other current assets	991,000		991,000
Assets of discontinued operations	103,000		103,000
Total current assets	2,260,000	-	2,260,000
Property and equipment, net	186,000		186,000
Note receivable	623,000		623,000
Other non-current assets	18,000		18,000
Goodwill	3,136,000		3,136,000
Total assets	$6,223,000	$-	$6,223,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible note, net	$4,120,000	$-	$4,120,000
Senior secured note	1,000,000		1,000,000
Line of credit	4,379,000		4,379,000
Current maturities of long-term debt and obligations under capital lease	21,000		21,000
Note payable - related party	100,000		100,000
Payable to Med-Tec	55,000		55,000
Accrued expenses	2,097,000		2,097,000
Accounts payable	2,867,000		2,867,000
Deferred revenue	201,000		201,000
Note conversion option liability	-	12,791,000	12,791,000
Liabilities of discontinued operations	48,000		48,000
Total current liabilities	14,888,000	12,791,000	27,679,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	67,000		67,000
Warrant derivative liability	390,000	(82,000)	308,000
Total long-term liabilities	457,000	(82,000)	375,000
Total liabilities	15,345,000	12,709,000	28,054,000

Commitments and contingencies

Series E Convertible Preferred Stock, $5 stated value; 1,000,000 shares authorized, 1,000,000 shares outstanding (liquidation value $5,000,000)	5,000,000		5,000,000

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 22,134,740 and 22,124,195 shares issued and authorized, respectively, at March 31, 2010	2,213,000		2,213,000
Preferred Stock; $0.10 par value: 5,000,000 shares authorized
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,663 shares outstanding (liquidation value $274,000)	378,000	(104,000)	274,000
Additional paid-in capital	61,368,000	159,000	61,527,000
Accumulated deficit	(77,991,000)	(12,764,000)	(90,755,000)
Deferred compensation	(17,000)		(17,000)
Treasury stock, 10,545 common shares, at cost	(73,000)		(73,000)
Total stockholders' deficit	(14,122,000)	(12,709,000)	(26,831,000)
Total liabilities and stockholders' deficit	$6,223,000	$-	$6,223,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2010			For the Nine Months Ended March 31, 2010
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Revenues:
Security products	$636,000	$-	$636,000	$2,767,000	$-	$2,767,000
Government contracts and services	92,000		92,000	384,000		384,000
	728,000	-	728,000	3,151,000	-	3,151,000
Cost of revenues	460,000		460,000	1,916,000		1,916,000
Gross margin	268,000	-	268,000	1,235,000	-	1,235,000
Operating expenses:
Research and development	554,000		554,000	1,725,000		1,725,000
Selling, general and administrative	1,016,000		1,016,000	3,085,000		3,085,000
Litigation settlement	-		-	(384,000)		(384,000)
	1,570,000	-	1,570,000	4,426,000	-	4,426,000
Loss from operations	(1,302,000)	-	(1,302,000)	(3,191,000)	-	(3,191,000)
Other income (expense), net:
Interest income	14,000		14,000	46,000		46,000
Interest expense	(362,000)	-	(362,000)	(1,758,000)	(168,000)	(1,926,000)
Change in fair value of warrant derivative liability	(390,000)	438,000	48,000	(390,000)	143,000	(247,000)
Change in fair value of note conversion option liability	-	5,132,000	5,132,000	-	(11,608,000)	(11,608,000)
Total other income (expense), net	(738,000)	5,570,000	4,832,000	(2,102,000)	(11,633,000)	(13,735,000)
Income (loss) from continuing operations	(2,040,000)	5,570,000	3,530,000	(5,293,000)	(11,633,000)	(16,926,000)
Preferred distribution, deemed dividends and accretion	-	-	-	-	(329,000)	(329,000)
Income (loss) from continuing operations applicable to common shareholders	(2,040,000)	5,570,000	3,530,000	(5,293,000)	(11,962,000)	(17,255,000)
(Loss) income from discontinued operations	-		-	(20,000)		(20,000)
Net income (loss) applicable to common shareholders	$(2,040,000)	$5,570,000	$3,530,000	$(5,313,000)	$(11,962,000)	$(17,275,000)
Net income (loss)	$(2,040,000)	$5,570,000	$3,530,000	$(5,313,000)	$(11,633,000)	$(16,946,000)

Income (loss) per share from continuing operations, basic and diluted	$(0.10)	$0.28	$0.18	$(0.30)	$(0.65)	$(0.95)
Income (loss) per share from continuing operations applicable to common shareholders, basic and diluted	$(0.10)	$0.28	$0.18	$(0.30)	$(0.67)	$(0.97)
Net income (loss) per share applicable to common shareholders, basic and diluted	$(0.10)	$0.28	$0.18	$(0.30)	$(0.67)	$(0.97)
Net income (loss) per share, basic and diluted	$(0.10)	$0.28	$0.18	$(0.30)	$(0.65)	$(0.95)
Weighted average shares used in computing net income (loss) per common share, basic and diluted	19,674,195	19,674,195	19,674,195	17,818,640	17,818,640	17,818,640

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended March 31, 2010
	As Originally
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(5,313,000)	$(11,633,000)	$(16,946,000)
Less: Net (loss) income from discontinued operations	(20,000)		(20,000)
Loss from continuing operations	(5,293,000)	(11,633,000)	(16,926,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	95,000		95,000
Bad debt expense (recoveries)	32,000		32,000
Share-based compensation expense	115,000		115,000
Fair value of common stock issued to consultants	107,000		107,000
Debt discount amortization	868,000	239,000	1,107,000
Fair value of warrants issued to non-employees	14,000		14,000
Warrant accretion on debt	71,000	(71,000)	-
Change in fair value of warrant derivative liability	390,000	(143,000)	247,000
Change in fair value of note conversion option liability	-	11,608,000	11,608,000
Litigation settlement	(384,000)		(384,000)
Changes in assets and liabilities, net of effect of divestitures:
Accounts receivable	116,000		116,000
Inventories	219,000		219,000
Prepaid expenses and other current assets	(468,000)	1,000	(467,000)
Cash overdraft	(6,000)		(6,000)
Accounts payable	(1,468,000)	(1,000)	(1,469,000)
Accrued expenses	129,000		129,000
Deferred revenue	(227,000)		(227,000)
Net cash used in operating activities of continuing operations	(5,690,000)	-	(5,690,000)
Net cash provided by operating activities of discontinued operations	2,000		2,000
Net cash used in operating activities	(5,688,000)	-	(5,688,000)
Cash flows from investing activities:
Purchases of property and equipment	(5,000)		(5,000)
Transfer from restricted funds, net	200,000		200,000
Payments received on note receivable	136,000		136,000
Net cash provided by investing activities of continuing operations	331,000	-	331,000
Net cash used in investing activities of discontinued operations	-		-
Net cash provided by investing activities	331,000	-	331,000
Cash flows from financing activities:
Proceeds from the issuance of senior secured promissory notes	1,000,000		1,000,000
Principal repayments of long-term debt and capital lease obligations	(12,000)		(12,000)
Net borrowings on line of credit	4,379,000		4,379,000
Net cash provided by financing activities of continuing operations	5,367,000	-	5,367,000
Net cash used in discontinued operations	-		-
Net cash provided by financing activities	5,367,000	-	5,367,000
Net change in cash and cash equivalents	10,000	-	10,000
Cash and cash equivalents at beginning of period	-		-
Cash and cash equivalents at end of period	$10,000	$-	$10,000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$318,000	$-	$318,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2011	Implant Sciences Corporation
	By:	/s Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 14, 2011	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer (Principal Executive Officer)
Dated: February 14, 2011	/s/ Roger P. Deschenes
Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: February 14, 2011	/s/ Joseph E. Levangie
Joseph Levangie Director
Dated: February 14, 2011	/s/ Michael C. Turmelle
Michael Turmelle Director
Dated: February 14, 2011	/s/ Robert P. Liscouski
Robert Liscouski Director
Dated: February 14, 2011	/s/ Howard Safir
Howard Safir Director
Dated: February 14, 2011	/s/ John A.Keating
John Keating Director