Form 10-Q/A
period 2009-09-30
IMPLANT SCIENCES CORP
filed 2011-03-03
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No.1)

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

Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ❑    No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Explanatory Note

This Amendment No.1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, initially filed with the Securities and Exchange Commission on November 13, 2009, is being filed to restate our consolidated financial statements at, and for the three months ended September 30, 2009 and the notes related thereto and the related sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background of the Restatement

On October 14, 2010, the Audit Committee of our Board of Directors, in consultation with our management, determined that the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarters ended September 30, 2009, December 31, 2009 and March 31, 2010 should no longer be relied on due to issues raised by our independent accountants, Marcum LLP, regarding errors in our adoption of Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to our common stock. ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock.  Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, to record the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock.

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

On July 1, 2009, we adopted the provisions of ASC 815-40-15.  In accordance with ASC 815-40-15, the cumulative effect of the change in accounting principle recorded by us in connection with a warrant to purchase shares of our common issued to DMRJ and the reset provision contained in the senior secured promissory note we issued to DMRJ, was recorded as an adjustment of the opening balance of accumulated deficit.  Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in a $802,000 adjustment to the opening balance of accumulated deficit.

On July 1, 2009, in connection with the issuance of the $1,000.000 senior secured note, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders.

See Note 3 in the Notes to Condensed Consolidated Financial Statements included in this Amendment No. 1 for a discussion of the corrections and reconciliations of amounts previously reported to those shown herein.

Internal Control Considerations

Our management identified a deficiency in our internal controls over financial reporting, specifically in our controls over the adoption of Accounting Standards Codification (“ASC”) 815-40-15 - “Derivatives and Hedging.” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to our  common stock. Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock, as required under Accounting Standards Codification (“ASC”) 470-20 “Debt.” As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer, concluded that, we did not maintain effective internal control over financial reporting as of September 30, 2009 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

For the convenience of the reader this Amendment No. 1 sets forth our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as originally filed with the Securities and Exchange Commission on November 13, 2009, as modified where necessary to reflect the restatement.  The following items have been amended as a result of, and to reflect, the restatement:

•	Part I – Item 1- Financial Information

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4T – Control Procedures

•	Part II – Item 1A – Risk Factors: and

•	Part II – Item 6 Exhibits

This Amendment No. 1 includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.  The sections of our Quarterly Report on Form 10-Q, filed on November 13, 2009 which were not amended are unchanged and continue in full force and effect as originally filed.  Except for the foregoing and amended information, this Amendment No.1 continues to describe conditions as of November 13, 2009, the date we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and we have not updated the disclosures contained herein to reflect events that occurred subsequent to that date.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2009 (unaudited) and June 30, 2009	5
	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2009 and 2008	6
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2009 and 2008	7
	Notes to Condensed Consolidated Financial Statements	8-38
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39-53
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4T.	Controls and Procedures	54

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	55
Item1A.	Risk Factors	56-57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Submission of Matters to a Vote of Security Holders	57
Item 5.	Other Information	57
Item 6.	Exhibits	58
	Signatures	59

Implant Sciences Corporation
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$332,000	$-
Restricted cash and investments	689,000	225,000
Accounts receivable-trade, net of allowance of $68,000 and $65,000, respectively	630,000	201,000
Accounts receivable, unbilled	32,000	138,000
Note receivable	169,000	167,000
Inventories	404,000	561,000
Prepaid expenses and other current assets	520,000	518,000
Assets of discontinued operations	106,000	169,000
Total current assets	2,882,000	1,979,000
Property and equipment, net	245,000	276,000
Note receivable	719,000	766,000
Restricted investments	-	439,000
Other non-current assets	18,000	68,000
Goodwill	3,136,000	3,136,000
Total assets	$7,000,000	$6,664,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$-	$6,000
Senior secured convertible note, net	4,391,000	4,049,000
Senior secured note, net	880,000	-
Line of credit	1,833,000	-
Current maturities of long-term debt and obligations under capital lease	25,000	27,000
Note payable - related party	100,000	100,000
Payable to Med-Tec	56,000	56,000
Accrued expenses	1,940,000	1,968,000
Accounts payable	3,294,000	4,337,000
Current portion of long-term lease liability	362,000	334,000
Deferred revenue	18,000	428,000
Note conversion option liability	807,000	-
Liabilities of discontinued operations	79,000	107,000
Total current liabilities	13,785,000	11,412,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	83,000	86,000
Long-term lease liability	-	84,000
Warrant derivative liability	54,000	-
Total long-term liabilities	137,000	170,000
Total liabilities	13,922,000	11,582,000

Commitments and contingencies

Series E Convertible Preferred Stock, $5 stated value; 1,000,000 shares authorized, 1,000,000 shares outstanding (liquidation value $5,000,000)	5,000,000	5,000,000

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 15,434,740 and 15,424,195 at September 30, 2009 and June 30, 2009 shares issued and outstanding, respectively	1,543,000	1,543,000
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,063 shares outstanding (liquidation value $274,000)	274,000	-
Additional paid-in capital	61,509,000	61,290,000
Accumulated deficit	(75,175,000)	(72,678,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' deficit	(11,922,000)	(9,918,000)
Total liabilities and stockholders' deficit	$7,000,000	$6,664,000
The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008
	(Restated)
Revenues:
Security products	$1,635,000	$5,302,000
Government contracts and services	185,000	646,000
	1,820,000	5,948,000
Cost of revenues	979,000	3,172,000
Gross margin	841,000	2,776,000
Operating expenses:
Research and development	595,000	1,020,000
Selling, general and administrative	1,227,000	2,366,000
	1,822,000	3,386,000
Loss from operations	(981,000)	(610,000)
Other income (expense), net:
Interest income	18,000	8,000
Interest expense	(767,000)	(32,000)
Change in fair value of warrant derivative liability	7,000	-
Change in fair value of note conversion option liability	376,000	-
Total other income (expense), net	(366,000)	(24,000)
Loss from continuing operations	(1,347,000)	(634,000)
Preferred distribution, deemed dividends and accretion	(329,000)	(189,000)
Loss from continuing operations applicable to common shareholders	(1,676,000)	(823,000)
Net (loss) income from discontinued operations	(20,000)	990,000
Net (loss) income applicable to common shareholders	$(1,696,000)	$167,000
Net (loss) income	$(1,367,000)	$356,000

Loss per share from continuing operations, basic and diluted	$(0.09)	$(0.05)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.11)	$(0.06)
(Loss) income per share from discontinued operations, basic and diluted	$(0.00)	$0.07
Net (loss) income per share applicable to common shareholders basic and diluted	$(0.11)	$0.01
Net (loss) income per share, basic and diluted	$(0.09)	$0.03
Weighted average shares used in computing net (loss) income per common share, basic and diluted	15,424,195	13,468,489

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended September 30,
	2009	2008
	(Restated)
Cash flows from operating activities:
Net (loss) income	$(1,367,000)	$356,000
Less: Net (loss) income from discontinued operations	(20,000)	990,000
Loss from continuing operations	(1,347,000)	(634,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	34,000	72,000
Bad debt expense	3,000	1,000
Share-based compensation expense	43,000	114,000
Debt discount amortization	625,000	-
Fair value of warrants issued to non-employees	1,000	(9,000)
Warrant accretion on debt	-	7,000
Change in fair value of warrant derivative liability	(7,000)	-
Change in fair value of note conversion option liability	(376,000)	-
Changes in assets and liabilities:
Accounts receivable	(326,000)	(188,000)
Inventories	157,000	(198,000)
Prepaid expenses and other current assets	208,000	131,000
Cash overdraft	(6,000)	-
Accounts payable	(1,100,000)	353,000
Accrued expenses	(28,000)	877,000
Deferred revenue	(410,000)	578,000
Lease liability	-	(131,000)
Net cash (used in) provided by operating activities of continuing operations	(2,529,000)	973,000
Net cash provided by operating activities of discontinued operations	16,000	223,000
Net cash (used in) provided by operating activities	(2,513,000)	1,196,000
Cash flows from investing activities:
Purchases of property and equipment	(3,000)	(14,000)
Transfer to restricted funds	(25,000)	-
Proceeds from the sale of assets of discontinued operations	-	1,125,000
Payments received on note receivable	45,000	-
Increase in other non-current assets	-	(110,000)
Net cash provided by investing activities of continuing operations	17,000	1,001,000
Net cash used in investing activities of discontinued operations	-	(18,000)
Net cash provided by investing activities	17,000	983,000
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	-	24,000
Dividends on Series D cumulative convertible preferred stock	-	(34,000)
Payments on Series D cumulative convertible preferred stock	-	(303,000)
Proceeds from the issuance of senior secured promissory note	1,000,000	-
Principal repayments of long-term debt and capital lease obligations	(5,000)	(218,000)
Net borrowings (repayments) on line of credit	1,833,000	(46,000)
Net cash provided by (used in) financing activities of continuing operations	2,828,000	(577,000)
Net cash used in discontinued operations	-	(1,000)
Net cash provided by (used in) financing activities	2,828,000	(578,000)
Net change in cash and cash equivalents	332,000	1,601,000
Cash and cash equivalents at beginning of period	-	412,000
Cash and cash equivalents at end of period	$332,000	$2,013,000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$20,000	$22,000

Non-cash Investing and Financing Activity:
Accretion of Series D cumulative convertible preferred stock dividends, derivatives and warrants	$-	$155,000
Series F convertible preferred stock beneficial conversion feature	$329,000	$-
Conversion of bank term note to line of credit	$-	$287,000
Warrant issued to DMRJ Group, LLC	$-	$160,000
Fair value of Series F convertible preferred stock	$274,000	$-

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the three months ended September 30, 2009, we reported a net loss applicable to common shareholders of $1,696,000, a loss from continuing operations of $1,347,000 and used $2,513,000 in cash from operations.  As of September 30, 2009, we had an accumulated deficit of approximately $75,175,000 and a working capital deficit of $10,903,000.  Management continually evaluates plans to reduce our operating expenses and increase our cash flow from operations.  Failure to achieve our projections may require us to seek additional financing or discontinue operations.

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

For the three months ended September 30, 2010 and 2009, we recorded $625,000 and $0 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in a $802,000 adjustment to the opening balance of accumulated deficit and reclassified the original fair value of the warrant from additional paid in capital to the warrant derivative liability as summarized in the following table:

	As reported on June 30, 2009	As adjusted on July 1, 2009	Cumulative Effect of Change in Accounting Principle

Debt discount	$-	$352,000	$352,000
Warrant derivative liability	-	61,000	61,000
Additional paid in capital	61,290,000	61,130,000	(160,000)
Senior secured convertible promissory note	4,049,000	4,119,000	70,000
Note conversion option liability	-	1,183,000	1,183,000
Accumulated deficit	(72,678,000)	(73,480,000)	(802,000)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2009, we recorded a non-cash benefit of $376,000, in our statement of operations to record the change in fair value of the note conversion option liability. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability (see Note 15).

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

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if we are the surviving entity; against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business and excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that we have authorized or reserved for the purpose of issuance, 150% of the aggregate number of shares of our common stock issuable upon exercise of  the warrant; that we maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00.  As of September 30, 2009, our current ratio was 0.21 to 1.00, the aggregate dollar amount of all of our accounts payable exceeded 100 days past due and the minimum cash balance required to be maintained in the blocked account was less than the required minimum of $500,000.  As of September 30, 2009, we are not in compliance with the required current ratio and accounts payable financial covenants and have not complied with the requirement to maintain a minimum of $500,000 in the blocked account.  We have requested a waiver for these defaults. If we do not receive this waiver, or if we are unable to  comply with the financial covenants to DMRJ in the future and if we are unable to obtain a waiver of any such noncompliance, we could be required to pay interest at a default rate equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance of our obligations.  In addition, DMRJ may declare the entire unpaid principal balance of our obligations to it, together with all interest accrued thereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on our liquidity and financial condition and could force us to curtail or discontinue all of our operations and/or file for protection under bankruptcy laws.

On July 1, 2009, we entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000.  We valued the note at its residual value of $726,000 based on the relative fair value of the Series F Convertible Preferred Stock issued in conjunction with the note (see Note 19).

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and in August 2009, we engaged Pickwick Capital Partners to market the Company for sale.  As of September 30, 2009, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the note or the amended and restated senior secured convertible promissory note issued to DMRJ as of December 10, 2008 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which the Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of us on a fully diluted basis after such issuance as immediately prior thereto.

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to reset provisions in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of Common Stock) at a price below $.08 per share. The reset provisions completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event. The anti-dilution protection will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

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

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require us to seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 3.0% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding and the notes may be immediately callable.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  All intercompany balances and transactions have been eliminated in consolidation. The results of operations and cash flows for the three months ended September 30, 2009 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q/A should be read in conjunction with our audited financial statements, included in our Form 10-K, as amended, as of and for the year ended June 30, 2009.

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

Significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K, as amended, as of June 30, 2009.  The following updates our critical accounting policies through the fiscal quarter ended September 30, 2009.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Derivative Liability

Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction (See discussion of accounting changes in Note 3) with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended September 30, 2009, we recorded a non-cash benefit of $7,000. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense / income recognized for changes in the valuation of the warrants liability.

Note Conversion Option Liability

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction (See discussion of accounting changes in Note 3) with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended September 30, 2009, we recorded a non-cash benefit of $376,000. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense/ income recognized for changes in the valuation of the note conversion liability.

Series F Convertible Preferred Stock – Beneficial Conversion Feature

On July 1, 2009, in connection with the issuance of the $1,000,000 senior secured note, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009 and August 31, 2009, the beneficial conversion feature on the Series F Preferred Stock aggregated to $329,000 and is accounted for as a deemed dividend.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Restatement

Background

On October 14, 2010, the Audit Committee of our Board of Directors, in consultation with the our management, determined that the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2009, December 31, 2009 and March 31, 2010, should no longer be relied on due to issues raised by our independent accountants, Marcum LLP, regarding errors in our adoption of Accounting Standards Codification 815-40-15 “Derivatives and Hedging” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to our common stock. ASC 815 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock.  Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, to record the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock. As a result, we will restate the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2009, December 31, 2009 and March 31, 2010.

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

On July 1, 2009, in connection with the issuance of the $1,000,000 senior secured note, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders.

Cumulative Effect of a Change in Accounting Principle

Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in a $802,000 adjustment to the opening balance of accumulated deficit and reclassified the original fair value of the warrant from additional paid in capital to the warrant derivative liability as summarized in the following table:

	As reported on June 30, 2009	As adjusted on July 1, 2009	Cumulative Effect of Change in Accounting Principle

Debt discount	$-	$352,000	$352,000
Warrant derivative liability	-	61,000	61,000
Additional paid in capital	61,290,000	61,130,000	(160,000)
Senior secured convertible promissory note	4,049,000	4,119,000	70,000
Note conversion option liability	-	1,183,000	1,183,000
Accumulated deficit	(72,678,000)	(73,480,000)	(802,000)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Derivative Liability

Accounting Standards Codification (“ASC) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended September 30, 2009, we recorded a non-cash benefit of $7,000 in our statement of operations. Fair value is estimated using binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense / income recognized for changes in the valuation of the warrants liability.

Note Conversion Option Liability

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended September 30, 2009, we recorded a non-cash benefit of $376,000 in our statement of operations. Fair value is estimated using a binomial pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense/ income recognized for changes in the valuation of the note conversion liability.

Series F Convertible Preferred Stock – Beneficial Conversion Feature

On July 1, 2009, in connection with the issuance of the $1,000,000 senior secured note, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009 and August 31, 2009, the beneficial conversion feature on the Series F Preferred Stock aggregated to $329,000 and is accounted for as a deemed dividend.

Impact of the Restatement

The cumulative effect of these adjustments to our financial statements is an $848,000, or 1.0%, increase in accumulated deficit as of September 30, 2009.

The effect of the adjustments on our consolidated financial statements for the quarter ended September 30, 2009 are summarized as follows:

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2009
	As Originally
	Reported	Adjustments	As Restated
Revenues:
Security products	$1,635,000	$-	$1,635,000
Government contracts and services	185,000	-	185,000
	1,820,000	-	1,820,000
Cost of revenues	979,000	-	979,000
Gross margin	841,000	-	841,000
Operating expenses:
Research and development	595,000	-	595,000
Selling, general and administrative	1,227,000	-	1,227,000
	1,822,000	-	1,822,000
Loss from operations	(981,000)	-	(981,000)
Other income (expense), net:
Interest income	18,000	-	18,000
Interest expense	(666,000)	(101,000)	(767,000)
Change in fair value of warrant derivative liability	-	7,000	7,000
Change in fair value of note option conversion liability	-	376,000	376,000
Total other income (expense), net	(648,000)	282,000	(366,000)
Loss from continuing operations	(1,629,000)	282,000	(1,347,000)
Preferred distribution, deemed dividends and accretion	-	(329,000)	(329,000)
Loss from continuing operations applicable to common shareholders	(1,629,000)	(47,000)	(1,676,000)
Loss from discontinued operations	(20,000)	-	(20,000)
Loss applicable to common shareholders	$(1,649,000)	$(47,000)	$(1,696,000)
Net loss	$(1,649,000)	$282,000	$(1,367,000)

Loss per share from continuing operations, basic and diluted	$(0.11)	$0.02	$(0.09)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.11)	$(0.00)	$(0.11)
Loss per share from discontinued operations, basic and diluted	$(0.00)	$-	$(0.00)
Loss per share applicable to common shareholders, basic and diluted	$(0.11)	$(0.00)	$(0.11)
Net loss per share, basic and diluted	$(0.11)	$0.02	$(0.09)
Weighted average shares used in computing net loss per common share, basic and diluted	15,424,195	15,424,195	15,424,195

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended September 30, 2009
	As Originally
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net (loss) income	$(1,649,000)	$282,000	$(1,367,000)
Less: Net (loss) income from discontinued operations	(20,000)		(20,000)
Loss from continuing operations	(1,629,000)	282,000	(1,347,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	34,000		34,000
Bad debt expense	3,000		3,000
Share-based compensation expense	43,000		43,000
Debt discount amortization	484,000	141,000	625,000
Fair value of warrants issued to non-employees	1,000		1,000
Warrant accretion on debt	40,000	(40,000)	-
Change in fair value of warrant derivative liability	-	(7,000)	(7,000)
Change in fair value of note conversion liability	-	(376,000)	(376,000)
Changes in assets and liabilities:
Accounts receivable	(326,000)		(326,000)
Inventories	157,000		157,000
Prepaid expenses and other current assets	208,000		208,000
Cash overdraft	(6,000)		(6,000)
Accounts payable	(1,100,000)		(1,100,000)
Accrued expenses	(28,000)		(28,000)
Deferred revenue	(410,000)		(410,000)
Net cash used in operating activities of continuing operations	(2,529,000)	-	(2,529,000)
Net cash provided by operating activities of discontinued operations	16,000		16,000
Net cash used in operating activities	(2,513,000)	-	(2,513,000)
Cash flows from investing activities:
Purchases of property and equipment	(3,000)		(3,000)
Transfer to restricted funds	(25,000)		(25,000)
Payments received on note receivable	45,000		45,000
Net cash provided by investing activities of continuing operations	17,000	-	17,000
Net cash used in investing activities of discontinued operations	-		-
Net cash provided by investing activities	17,000	-	17,000
Cash flows from financing activities:
Proceeds from the issuance of senior secured convertible debt	1,000,000		1,000,000
Principal repayments of long-term debt and capital lease obligations	(5,000)		(5,000)
Net borrowings (repayments) on line of credit	1,833,000		1,833,000
Net cash provided by financing activities of continuing operations	2,828,000	-	2,828,000
Net cash used in discontinued operations	-		-
Net cash provided by financing activities	2,828,000	-	2,828,000
Net change in cash and cash equivalents	332,000	-	332,000
Cash and cash equivalents at beginning of period	-		-
Cash and cash equivalents at end of period	$332,000	$-	$332,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Fair Value Measurement

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

Our financial instruments at September 30, 2009 include cash equivalents, restricted cash, accounts receivable, note receivable, accounts payable and senior secured convertible promissory note. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, as included in Note 14, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt. The following table provides the fair value measurements of assets and liabilities as of September 30, 2009:

		Fair Value Measurements as of September 30, 2009
Description	Carrying Value at Sept. 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Note conversion option liability	$807,000	$-	$-	$807,000
Warrant derivative liability	54,000	-	-	54,000
Senior secured convertible promissory note	4,600,000	-	-	4,600,000
Senior secured promissory note	1,000,000	-	-	1,000,000

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that are measured at fair value for each reporting period:

	Note Conversion Option Liability Three Months Ended September 30,		Warrant Derivative Liability Three Months Ended September 30,
	2009	2008	2009	2008

Balance at July 1,	$1,183,000	$-	$61,000	$-
Net change in fair value of financial instrument	(376,000)	-	(7,000)	-
Balance at September 30,	$807,000	$-	$54,000	$-

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Restricted Cash and Investments – Current and Long-Term

As of September 30, 2009 and June 30, 2009, we had restricted cash and investments, with maturities of less than one year, of $689,000 and $225,000, respectively and restricted investments, with maturities of more than one year, of $0 and $439,000, respectively.  Restricted cash and investments consisted of the following:

	September 30, 2009	June 30, 2009

Current assets
Money market account	$439,000	$-
Blocked account deposit	250,000	225,000
	$689,000	$225,000

Long-term assets
Money market account	$-	$439,000

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

On September 4, 2009, we entered into an additional credit agreement with DMRJ. In connection with the credit agreement, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of September 30, 2009, the balance in the blocked account was $0.

6.	Stock Based Compensation

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Related Party Transactions

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

On June 4, 2009, Michael Turmelle, a member of our Board of Directors loaned $100,000 to us (see Note 8).

8.	Note Payable – Related Party

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

9.	Goodwill, Other Intangibles and Long-Lived Assets

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our intangible assets are being amortized over a period of twelve months, the estimated useful lives of the assets, from the date of acquisition, April 10, 2008.  Amortization expense for the three months ended September 30, 2009 and 2008 was $0 and $18,000, respectively.

10.	Inventories

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.

Inventories consist of the following:

	September 30, 2009	June 30, 2009
Raw materials	$199,000	$162,000
Work in progress	13,000	20,000
Finished goods	192,000	379,000
Total inventories	$404,000	$561,000

11.	Property and Equipment

Property and equipment consist of the following:

	September 30, 2009	June 30, 2009
Machinery and equipment	$221,000	$221,000
Computers and software	353,000	353,000
Furniture and fixtures	8,000	8,000
Leasehold improvements	75,000	72,000
Equipment under capital lease	61,000	61,000
	718,000	715,000
Less: accumulated depreciation and amortization	473,000	439,000
	$245,000	$276,000

For the three months ended September 30, 2009 and 2008, depreciation expense was $34,000 and $54,000, respectively.

12.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2009	June 30, 2009
Accrued compensation and benefits	$696,000	$731,000
Accrued taxes	486,000	479,000
Accrued legal and accounting	167,000	257,000
Accrued interest	124,000	9,000
Accrued warranty costs	180,000	196,000
Other accrued liabilities	287,000	296,000
	$1,940,000	$1,968,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of September 30, 2009 and 2008, there were no potentially dilutive shares, which shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants. Common stock equivalents excluded from the earnings per share calculation for the three months ended September 30, 2009 and 2008 were 115,458 and 10,039 shares, respectively.

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

We valued the note upon issuance at its residual value of $4,341,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the fair value of the note conversion option liability and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of the fair value of $153,000 allocated to the warrant, $638,000 allocated to the note conversion liability fair value and $468,000 representing the estimated fair value of the CorNova common stock transferred to DMRJ in the financing transaction.  The note discount was calculated based upon the residual method.  The discount on the note is being amortized to interest expense over the term of the note.  The fair value of the warrant and note conversion liability were determined using a binomial option pricing model.  See Notes 15 and 16 for the assumptions used in calculating the fair values.

For the three months ended September 30, 2010 and 2009, we recorded $625,000 and $0 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if we are the surviving entity; against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business and excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that we have authorized or reserved for the purpose of issuance, 150% of the aggregate number of shares of our common stock issuable upon exercise of  the warrant; that we maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00.  As of September 30, 2009, our current ratio was 0.21 to 1.00, the aggregate dollar amount of all of our accounts payable exceeded 100 days past due and the minimum cash balance required to be maintained in the blocked account was less than the required minimum of $500,000.  As of September 30, 2009, we are not in compliance with the required current ratio and accounts payable financial covenants and have not complied with the requirement to maintain a minimum of $500,000 in the blocked account.  We have requested a waiver for these defaults. If we do not receive this waiver, or if we are unable to  comply with the financial covenants to DMRJ in the future and if we are unable to obtain a waiver of any such noncompliance, we could be required to pay interest at a default rate equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance of our obligations.  In addition, DMRJ may declare the entire unpaid principal balance of our obligations to it, together with all interest accrued thereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on our liquidity and financial condition and could force us to curtail or discontinue all of our operations and/or file for protection under bankruptcy laws.

On July 1, 2009, we entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000. We valued the note at its residual value of $726,000 based on the relative fair value of the Series F Convertible Preferred Stock issued in conjunction with the note (see Note 19).

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

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and in August 2009, we engaged Pickwick Capital Partners to market our Company for sale. As of September 30, 2009, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the note or the amended and restated senior secured convertible promissory note issued to DMRJ as of December 10, 2008 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which the Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of us on a fully diluted basis after such issuance as immediately prior thereto.

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to reset provisions in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of Common Stock) at a price below $.08 per share. The reset provisions completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event. The anti-dilution protection will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require us to seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 3.0% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding and the notes may be immediately callable.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Note Conversion Option Liability

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended September 30, 2009, we recorded a non-cash benefit of $376,000 in our statement of operations. Fair value is estimated using a binomial pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors.  The note conversion option liability was valued using a binomial pricing model, with the following assumptions on the following dates:
	Note Conversion Option Liability - Fair Value Calculation

	July 1, 2009	September 30, 2009

Convertible debt amount	$4,600,000	$ 4,600,000
Potential number of convertible shares	57,500,000	57,500,000
Conversion price	$0.08	$0.08
Stock price on date of measurement	$0.08	$0.08
Expected volatility	93.7%	95.5%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	0.31%	0.12%
Expected term (years)	0.44	0.19
Fair value	$1,183,000	$ 807,000

The fair value of the note conversion option liability will be measured at the end of each reporting period and the change in fair value will be reported in our statement of operations.  Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in an $802,000 adjustment to the opening balance of accumulated deficit.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Warrant Derivative Liability

ASC 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended September 30, 2009, we recorded a non-cash benefit of $7,000 in our statement of operations. Fair value is estimated using a binomial pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. The warrant derivative liability was valued using a binomial pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability - Fair Value Calculation

	July 1, 2009	September 30, 2009

Shares eligible to be purchased	1,000,000	1,000,000
Exercise price	$0.08	$ 0.08
Stock price on date of measurement	$0.08	$ 0.08
Expected volatility	104.0%	89.7%
Expected dividend yield	0.0%	0.0%
Risk free interest rate	2.71%	2.37%
Expected life	4.50	4.19
Fair value	$61,000	$ 54,000

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

In March 27, 2009, we announced the settlement of our litigation and the mutual release by us and Evans Analytical Group, LLC of all claims related to the sale of Accurel.  In settling this litigation, we issued 1,000,000 shares of Series E Convertible Preferred Stock, having an aggregate liquidation preference of $5,000,000.  The preferred stock, however, will be subject to cancellation, without consideration and without liability to us, under certain conditions related to our continued cooperation in the pursuit (as controlled and funded by Evans and its counsel) of certain claims against a former officer of ours and Accurel related to the sale of Accurel to Evans, including the outcome of such litigation. The stock must be redeemed by us at the aggregate liquidation preference on the tenth anniversary of the issuance, unless earlier redeemed, cancelled or converted.  The stock is convertible into common stock under various scenarios, by either party after the ninth anniversary of the settlement agreement, and under certain other circumstances.  The preferred stock will be entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock and holders of the preferred stock will have no voting rights except as required by applicable law.  Accounting Standards Codification (“ASC”) 480 “Distinguishing Between Liabilities from Equity” requires that financial instruments with redemption features, not solely within the control of the issuer, be classified as temporary equity, outside of permanent equity.

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

As of the date of issuance, we have recorded the relative fair value of the Series F Preferred Stock of approximately $274,000 against the July 1, 2009 senior secured promissory note, which is accreted to the note over the life of the note.  The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For the quarter ended September 30, 2009, $154,000 was accreted to the note and is recorded as interest expense in our statement of operations.   Accounting Standards Codification (“ASC”) 470-20 “Debt,” addresses the accounting for convertible instruments with beneficial conversion features.  In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the Series F Preferred Stock converts into. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009 and August 31, 2009, the beneficial conversion feature on the Series F Preferred Stock was $329,000 and is accounted for as a deemed dividend.

20.	Stockholders’ Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using an option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which is accreted to the note and interest expense is recorded over the life of the note. In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, in July 2009, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08.  We adopted ASC 815-40-15 as of July 1, 2009 and reclassified $160,000 from additional paid in capital to the “Warrant Derivative Liability.” The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended September 30, 2009, we recorded a non-cash benefit of $7,000 in our statement of operations (see Note 16).

As of September 30, 2009, there were warrants outstanding to purchase 3,241,217 shares of our common stock at exercise prices ranging from $0.09 to $12.45 expiring at various dates between October 14, 2009 and June 27, 2015.

We did not issue shares of common stock during the three months ended September 30, 2009 and 2008, as a result of the exercise of options by our employees and consultants.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

During the three months ended September 30, 2008, we issued 31,147 shares of our common stock to our employees pursuant to the terms of the 2006 Employee Stock Purchase Plan (the “ESPP”).  There were no shares issued pursuant to the terms of the ESPP during the three months ended September 30, 2009.

Treasury Stock and Other Transactions

In June 2004, the Board authorized us to repurchase up to 300,000 shares of our common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of September 30, 2009 and June 30, 2009, 10,545 shares were held in treasury at cost.  During each of the three months ended September 30, 2009 and 2009, we repurchased no shares of our common stock.  As of September 30, 2009, the maximum number of shares authorized to be repurchased were 289,455.

21.	Income Taxes

We use the liability method to account for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The accounting standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of September 30, 2009, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

For the three months ended September 30, 2009 and 2008, we provided for no taxes as we have significant net loss carryforwards.

22.	Investment in CorNova

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

23.	Commitments and Contingencies

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

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of September 30, 2009, the balance due is approximately $27,000 and is included in current liabilities.

24.	Financial Information By Segment

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

25.	Discontinued Operations

Core Systems

The accompanying condensed consolidated balance sheets as of June 30, 2009 and statements of operations for the three months ended September 30, 2009 and 2008 of C Acquisition Corp., our former wholly-owned semiconductor subsidiary, which has operated under the name Core Systems, are presented as discontinued operations.  Our Board of Directors approved a plan to sell Core Systems in February 2008.  We have (i) eliminated Core Systems’ financial results from our ongoing operations, (ii) determined that Core Systems, which operated as a separate subsidiary, was a separate component of our aggregated business as, historically, management reviewed separately the Core Systems financial results and cash flows apart from our ongoing continuing operations, and (iii) determined that we will have no further continuing involvement in the operations of Core Systems or cash flows from Core Systems after the sale.

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

The calculation of the gain on sale of medical business unit assets, recorded in the statement of operations for the year ended September 30, 2008 is as follows:

Three Months Ended
September 30,
2008
Proceeds	$1,145,000
Direct costs	20,000
Net proceeds	1,125,000
Net book value of assets sold	194,000
Gain on sale of assets	$931,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the Medical Business Unit as of September 30, 2009 and June 30, 2009 are as follows:

	September 30,	June 30,
	2009	2009
Assets of Discontinued Operations
Current assets of discontinued operations:
Accounts receivable-trade, net	$3,000	$51,000
Inventories	103,000	118,000
Total assets of discontinued operations	$106,000	$169,000
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$79,000	$96,000
Accrued expenses	-	11,000
Total liabilities of discontinued operations	$79,000	$107,000

26.	Legal Proceedings

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”).  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

 In February 2008, Evans filed suit requesting rescission of the acquisition agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrowed funds pending resolution of the lawsuit.  On March 27, 2009, we announced the settlement of this litigation and the mutual release by the Company and Evans of all claims related to the sale of Accurel.  In settling this litigation, we agreed to pay Evans damages in the amount of approximately $5,700,000 by (i) agreeing to release to Evans approximately $700,000 that had been held in escrow since the time of the closing and (ii) issuing to Evans 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.  Please see more detailed discussions of the Evans matter in Notes 18 and 26 to our consolidated financial statements.

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

Quantum SnifferTM QS-BTS Benchtop Explosives Detector

The two part QS-BTS system consists of our QS-H150 Portable Explosives Detector, along with a base unit which contains a monitor, printer and power supply.  The QS-BTS functions as a benchtop system with the added capability of functioning as a portable, hand-held trace explosives detector. Optionally, and at any time, the QS-H150 may be connected for convenient access to spectrogram display and analysis tools, administrative tools, and diagnostics.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses our judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.  The following updates our critical accounting policies through the fiscal quarter ended September 30, 2009.

•
Warrant Derivative Liability.  Accounting Standards Codification (“ASC) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that the company issues additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price of the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended September 30, 2009, we recorded a non-cash benefit of $7,000 in our statement of operations. Fair value is estimated using a binomial pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability.

•
Fair Value of Note Conversion Feature. ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that the company issues additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended September 30, 2009, we recorded a non-cash benefit of $376,000 in our statement of operations. Fair value is estimated using a binomial pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability.

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

	As reported on June 30, 2009	As adjusted on July 1, 2009	Cumulative Effect of Change in Accounting Principle

Debt discount	$-	$352,000	$352,000
Warrant derivative liability	-	61,000	61,000
Additional paid in capital	61,290,000	61,130,000	(160,000)
Senior secured convertible promissory note	4,049,000	4,119,000	70,000
Note conversion option liability	-	1,183,000	1,183,000
Accumulated deficit	(72,678,000)	(73,480,000)	(802,000)

•
Series F Convertible Preferred Stock – Beneficial Conversion Feature  On July 1, 2009, in connection with the issuance of the $1,000,000 senior secured note, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009 and August 31, 2009, the beneficial conversion feature on the Series F Preferred Stock aggregated to $329,000 and is accounted for as a deemed dividend.

Results of Operations

Three Months Ended September 30, 2009 vs. September 30, 2008

Revenues

Security revenues for the three months ended September 30, 2009 were $1,820,000 as compared with $5,948,000 for the comparable prior year period, a decrease of $4,128,000 or 69.4%.  Revenue from security products for the three months ended September 30, 2009 were $1,635,000 as compared with $5,302,000 for the comparable prior year period, a decrease of $3,667,000 or 69.2%.  Revenue from government-funded contracts for the three months ended September 30, 2009 were $185,000 as compared with $646,000 for the comparable prior year period, a decrease of $461,000 or 71.4%.  The decrease in security revenue is primarily a result of a decrease in the number of units sold of our explosives detection products during the three months ended September 30, 2009 as compared to comparable prior year period. In the prior period, we made significant shipments of our handheld explosives detection equipment to a customer in China aggregating approximately $4,169,000 in sales. which shipments coincided with security preparations for the Beijing Olympics. Revenue from government contracts decreased due to the expiration of several contracts in the three-month period ended September 30, 2009 which could result in reduced government contract revenues in fiscal 2010, unless we are successful in securing additional government contracts. We will continue to pursue these grants and contracts to support our research and development efforts in the areas of trace explosives detection.

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

Other Income and Expense, Net

For the three months ended September 30, 2009, we recorded other expense, net of $366,000 as compared with other expense, net of $24,000, for the comparable prior year period, an increase of $342,000.  The increase in other expense, net is primarily a result of an increase in interest expense of $735,000 due to the amortization of the debt discount related to our financing with DMRJ, increased borrowings under our senior secured promissory note and under our credit facility with DMRJ Group, LLC and higher interest rates on these borrowings. Partially offsetting these increases are non-cash benefit recognized to record the changes in fair value of the note conversion option liability, $376,000 and warrant derivative liability, $7,000, both of which are related to our financing with DMRJ Group LLC.

Interest income increased $10,000 to $18,000, in the three months ended September 30, 2009 from $8,000, for the comparable prior year period, due to interest income associated with the note receivable issued to us as part of the Core asset sale.

Loss from Continuing Operations

Loss from continuing operations for the three months ended September 30, 2009 was $1,347,000 as compared with a loss of $634,000 for the comparable prior year period, an increase of $713,000, or 112.5%.  The increase in loss from continuing operations is due primarily to decreased sales of our security products and an increase in interest expense, offset partially by a decrease in operating expenses and the non-cash benefit recognized to record the changes in fair value of the note conversion option liability, $376,000 and warrant derivative liability, $7,000, both of which are related to our financing with DMRJ Group LLC.

Preferred Distribution, Deemed Dividends and Accretion

Preferred distribution, dividends and accretion on the Series F Preferred Stock for the three months ended September 30, 2009 was $329,000 as compared with $189,000 on the Series D Preferred Stock for the comparable prior year, an increase of $140,000. The Series F Preferred Stock, issued on July 1, 2009 and August 31, 2009, contained beneficial conversion features which amounted to $329,000 and is accounted for as a deemed dividend. The Series D Preferred Stock was extinguished on December 10, 2008.

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

During the three months ended September 30, 2009 we had net cash outflows of $2,529,000 from operating activities of continuing operations as compared to net cash inflows from operating activities of continuing operations of $973,000 for the comparable prior year period.  The $3,502,000 decrease in net cash used in operating activities of continuing operations during the three months ended September 30, 2009, as compared to the comparable prior year period, was primarily a result of (i) an increase in our loss from operations of $713,000 due to lower sales of our security products, (ii) a decrease in accounts payable of $1,100,000 due to the payment of outstanding obligations and (iii) a decrease of $988,000 in deferred revenue due primarily due the timing of customer advance payments.  For the three months ended September 30, 2009, we had net cash inflows of $16,000 from operating activities of discontinued operations, compared with net cash inflows of $223,000 from operating activities of discontinued operations for the comparable prior year period, a decrease of $207,000, due primarily to a increase in the loss from discontinued operations and a decrease in cash provided by accounts receivable in the three months ended September 30, 2009.

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

We valued the note upon issuance at its residual value of $4,341,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the fair value of the note conversion option liability and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of the fair value of $153,000 allocated to the warrant, $638,000 allocated to the note conversion liability fair value and $468,000 representing the estimated fair value of the CorNova common stock transferred to DMRJ in the financing transaction.  The note discount was calculated based upon the residual method.  The discount on the note is being amortized to interest expense over the term of the note.  The fair value of the warrant and note conversion liability were determined using a binomial option pricing model.  See Notes 15 and 16 to the condensed consolidated financial statements for the assumptions used in calculating the fair values.

For the three months ended September 30, 2010 and 2009, we recorded $625,000 and $0 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note.  As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

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

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if we are the surviving entity; against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business and excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that we have authorized or reserved for the purpose of issuance, 150% of the aggregate number of shares of our common stock issuable upon exercise of  the warrant; that we maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00.  As of September 30, 2009, our current ratio was 0.21 to 1.00, the aggregate dollar amount of all of our accounts payable exceeded 100 days past due and the minimum cash balance required to be maintained in the blocked account was less than the required minimum of $500,000.  As such, we are not in compliance with the required current ratio and accounts payable financial covenants and have not complied with the requirement to maintain a minimum of $500,000 in the blocked account. As of September 30, 2009, we are not in compliance with the required current ratio and accounts payable financial covenants and have not complied with the requirement to maintain a minimum of $500,000 in the blocked account.  We have requested a waiver for these defaults. If we do not receive this waiver, or if we are unable to  comply with the financial covenants to DMRJ in the future and if we are unable to obtain a waiver of any such noncompliance, we could be required to pay interest at a default rate equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance of our obligations.  In addition, DMRJ may declare the entire unpaid principal balance of our obligations to it, together with all interest accrued thereon, plus fees and expenses, due and payable.  Any such action on the part of DMRJ would have a material adverse effect on our liquidity and financial condition and could force us to curtail or discontinue all of our operations and/or file for protection under bankruptcy laws.

On July 1, 2009, we entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000. We valued the note at its residual value of $726,000 based on the relative fair value of the Series F Convertible Preferred Stock issued in conjunction with the note (see Note 19).

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

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion .  We did not satisfy these requirements and in August 2009, we engaged Pickwick Capital Partners to market our Company for sale. As of September 30, 2009, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the note or the amended and restated senior secured convertible promissory note issued to DMRJ as of December 10, 2008 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which the Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of us on a fully diluted basis after such issuance as immediately prior thereto.

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock is convertible will remain subject to reset provisions in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of Common Stock) at a price below $.08 per share. The reset provisions completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event. The anti-dilution protection will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

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

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require us to seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding and the notes may be immediately callable.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)”, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles in the United States (“GAAP”), other than rules and interpretive releases issued by the Securities and Exchange Commission. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issue Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

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

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q/A include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4T for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management identified a material weakness in respect of our internal controls over financial reporting, specifically in our controls over the adoption of Accounting Standards Codification (“ASC”) 815 - “Derivatives and Hedging.” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to the company’s common stock. Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, to record the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock, as required under Accounting Standards Codification (“ASC”) 470-20 “Debt.” As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer, concluded that, we did not maintain effective internal control over financial reporting as of September 30, 2009 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of our the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2009, December 31, 2009 and March 31, 2010.  This material weakness could cause investors to lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report by management on the company’s internal controls over financial reporting in their annual reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  On October 14, 2010, the Audit Committee of our Board of Directors, in consultation with our management, determined that the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2009, December 31, 2009 and March 31, 2010, should no longer be relied on due to issues raised by our independent accountants, Marcum LLP, regarding errors in our adoption of Accounting Standards Codification 815 “Derivatives and Hedging” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to our common stock. Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, to record the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock. Our management identified a material weakness in respect of our internal controls over financial reporting, specifically in our controls over the adoption of Accounting Standards Codification (“ASC”) 815-40-15 - “Derivatives and Hedging.” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to the company’s common, that constitutes a material weakness. If we fail to implement the required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

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

As of September 30, 2009 we were in violation of certain financial covenants under our senior secured convertible promissory note agreement DMRJ Group, LLC.  The covenants related to a minimum current ratio, an accounts payable financial covenant and have not complied with the requirement to maintain a minimum of $500,000 in the blocked account.  We have requested a waiver for these covenant violations; however, we cannot be certain that a waiver will be granted.  As of November 12, 2009, our obligation under the senior secured promissory note and line of credit amounted $4,600,000, $1,000,000 and $2,127,000.

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

Dated:  March 3, 2011