Form 10-Q/A
period 2009-12-31
IMPLANT SCIENCES CORP
filed 2011-03-07
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No.1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, initially filed with the Securities and Exchange Commission on February 22, 2010, is being filed to restate our consolidated financial statements at, and for the three and six months ended December 31, 2009 and the notes related thereto and the related sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On July 1, 2009, in connection with the issuance of the $1,000,000 secured note, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders.

See Note 3 in the Notes to Condensed Consolidated Financial Statements included in this Amendment No. 1 for a discussion of the corrections and reconciliations of amounts previously reported to those shown herein.

Internal Control Considerations

Our management identified a deficiency in our internal controls over financial reporting, specifically in our controls over the adoption of Accounting Standards Codification (“ASC”) 815-40-15 - “Derivatives and Hedging.” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to our  common stock. Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock, as required under Accounting Standards Codification (“ASC”) 470-20 “Debt.” As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer, concluded that, we did not maintain effective internal control over financial reporting as of December 31, 2009 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

For the convenience of the reader this Amendment No. 1 sets forth our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 as originally filed with the Securities and Exchange Commission on February 22, 2010, as modified where necessary to reflect the restatement.  The following items have been amended as a result of, and to reflect, the restatement:

•	Part I – Item 1- Financial Information

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4T – Control Procedures

•	Part II – Item 1A – Risk Factors: and

•	Part II – Item 6 Exhibits

This Amendment No. 1 includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.  The sections of our Quarterly Report on Form 10-Q, filed on February 22, 2010 which were not amended are unchanged and continue in full force and effect as originally filed.  Except for the foregoing and amended information, this Amendment No.1 continues to describe conditions as of February 22, 2010, the date we filed our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and we have not updated the disclosures contained herein to reflect events that occurred subsequent to that date.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2009 (unaudited) and June 30, 2009	5
	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended December 31, 2009 and 2008	6
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2009 and 2008	7-8
	Notes to Condensed Consolidated Financial Statements	9-42
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43-60
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4T.	Controls and Procedures	61

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Submission of Matters to a Vote of Security Holders	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
	Signatures	66

Implant Sciences Corporation
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$25,000	$-
Restricted cash and investments	537,000	225,000
Accounts receivable-trade, net of allowance of $96,000 and $65,000, respectively	115,000	201,000
Accounts receivable, unbilled	29,000	138,000
Note receivable	172,000	167,000
Inventories, net	241,000	561,000
Prepaid expenses and other current assets	216,000	518,000
Assets of discontinued operations	103,000	169,000
Total current assets	1,438,000	1,979,000
Property and equipment, net	212,000	276,000
Note receivable	671,000	766,000
Restricted investments	-	439,000
Other non-current assets	18,000	68,000
Goodwill	3,136,000	3,136,000
Total assets	$5,475,000	$6,664,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$-	6,000
Senior secured convertible note, net	4,480,000	4,049,000
Senior secured note	1,000,000	-
Line of credit	1,819,000	-
Current maturities of long-term debt and obligations under capital lease	24,000	27,000
Note payable - related party	100,000	100,000
Payable to Med-Tec	55,000	56,000
Accrued expenses	1,796,000	1,968,000
Accounts payable	3,400,000	4,337,000
Current portion of long-term lease liability	-	334,000
Deferred revenue	191,000	428,000
Note conversion option liability	17,923,000	-
Liabilities of discontinued operations	63,000	107,000
Total current liabilities	30,851,000	11,412,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	67,000	86,000
Long-term lease liability	-	84,000
Warrant derivative liability	356,000	-
Total long-term liabilities	423,000	170,000
Total liabilities	31,274,000	11,582,000

Commitments and contingencies

Series E Convertible Preferred Stock, $5 stated value; 1,000,000 shares authorized, 1,000,000 shares outstanding (liquidation value $5,000,000)	5,000,000	5,000,000

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 17,634,740 and 17,624,195 at December 31, 2009 and 15,434,740 and 15,424,195 at June 30, 2009 shares issued and outstanding, respectively	1,763,000	1,543,000
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,663 shares outstanding (liquidation value $274,000)	274,000	-
Additional paid-in capital	61,611,000	61,290,000
Accumulated deficit	(94,285,000)	(72,678,000)
Deferred compensation	(89,000)	-
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' deficit	(30,799,000)	(9,918,000)
Total liabilities and stockholders' deficit	$5,475,000	$6,664,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Restated)		(Restated)
Revenues:
Security products	$496,000	$1,207,000	$2,131,000	$6,509,000
Government contracts and services	107,000	312,000	292,000	958,000
	603,000	1,519,000	2,423,000	7,467,000
Cost of revenues	477,000	881,000	1,456,000	4,053,000
Gross margin	126,000	638,000	967,000	3,414,000
Operating expenses:
Research and development	576,000	751,000	1,171,000	1,771,000
Selling, general and administrative	842,000	1,561,000	2,069,000	3,927,000
Litigation settlement	(384,000)	-	(384,000)	-
	1,034,000	2,312,000	2,856,000	5,698,000
Loss from operations	(908,000)	(1,674,000)	(1,889,000)	(2,284,000)
Other income (expense), net:
Interest income	14,000	12,000	32,000	20,000
Interest expense	(797,000)	(773,000)	(1,564,000)	(805,000)
Change in fair value of warrant derivative liability	(302,000)	-	(295,000)	-
Change in fair value of note conversion option liability	(17,116,000)	-	(16,740,000)	-
Gain on transfer of investment	-	(123,000)	-	(123,000)
Realized losses in unconsolidated subsidiary	-	468,000	-	468,000
Total other income (expense), net	(18,201,000)	(416,000)	(18,567,000)	(440,000)
Loss from continuing operations	(19,109,000)	(2,090,000)	(20,456,000)	(2,724,000)
Preferred distribution, deemed dividends and accretion	-	(18,000)	(329,000)	(207,000)
Loss from continuing operations applicable to common shareholders	(19,109,000)	(2,108,000)	(20,785,000)	(2,931,000)
Income (loss) from discontinued operations, before sale of discontinued operations	-	7,000	(20,000)	997,000
Gain on sale of Core Systems	-	22,000	-	22,000
Net income (loss) from discontinued operations	-	29,000	(20,000)	1,019,000
Net loss applicable to common shareholders	$(19,109,000)	$(2,079,000)	$(20,805,000)	$(1,912,000)
Net loss	$(19,109,000)	$(2,061,000)	$(20,476,000)	$(1,705,000)

Loss per share from continuing operations, basic and diluted	$(1.18)	$(0.15)	$(1.30)	$(0.20)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(1.18)	$(0.15)	$(1.32)	$(0.21)
(Loss) income per share from discontinued operations, basic and diluted	$0.00	$0.00	$(0.00)	$0.07
Net loss per share applicable to common shareholders, basic and diluted	$(1.18)	$(0.15)	$(1.32)	$(0.14)
Net loss per share, basic and diluted	$(1.18)	$(0.15)	$(1.30)	$(0.12)
Weighted average shares used in computing net loss per common share, basic and diluted	16,157,529	14,135,155	15,790,862	13,801,822

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended December 31,
	2009	2008
	(Restated)
Cash flows from operating activities:
Net loss	$(20,476,000)	$(1,705,000)
Less: Net (loss) income from discontinued operations	(20,000)	1,019,000
Loss from continuing operations	(20,456,000)	(2,724,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	67,000	145,000
Bad debt expense (recoveries)	28,000	4,000
Share-based compensation expense	79,000	147,000
Fair value of common stock issued to consultants	63,000	-
Loss on disposal of fixed assets	-	10,000
Debt discount amortization	1,107,000	81,000
Series D cumulative convertible preferred stock default penalty	-	568,000
Fair value of warrants issued to non-employees	16,000	(21,000)
Warrant accretion on debt	-	7,000
Change in fair value of warrant derivative liability	295,000	-
Change in fair value of note conversion option liability	16,740,000	-
Litigation settlement	(384,000)	-
Realized losses in unconsolidated subsidiaries	-	123,000
Gain on transfer of investment	-	(468,000)
Interest income on note receivable	-	(6,000)
Changes in assets and liabilities, net of effect of divestitures:
Accounts receivable	167,000	(135,000)
Inventories	305,000	107,000
Prepaid expenses and other current assets	307,000	(331,000)
Cash overdraft	(6,000)	-
Accounts payable	(935,000)	778,000
Accrued expenses	(172,000)	(375,000)
Deferred revenue	(237,000)	39,000
Lease liability	-	(185,000)
Net cash used in operating activities of continuing operations	(3,016,000)	(2,236,000)
Net cash provided by operating activities of discontinued operations	17,000	36,000
Net cash used in operating activities	(2,999,000)	(2,200,000)
Cash flows from investing activities:
Purchases of property and equipment	(3,000)	(26,000)
Transfer from restricted funds, net	127,000	-
Proceeds from sale of property and equipment, net of transaction costs	-	1,457,000
Proceeds from the sale of Core Systems, net of transaction costs	-	1,080,000
Payments received on note receivable	90,000	375,000
Increase in other non-current assets	-	(14,000)
Net cash provided by investing activities of continuing operations	214,000	2,872,000
Net cash used in investing activities of discontinued operations	-	(28,000)
Net cash provided by investing activities	214,000	2,844,000
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	-	24,000
Proceeds from the issuance of senior secured promissory note	1,000,000	4,484,000
Principal payment on senior secured convertible promissory note	-	(1,000,000)
Dividends on Series D cumulative convertible preferred stock	-	(52,000)
Payments on Series D cumulative convertible preferred stock	-	(2,724,000)
Principal repayments of long-term debt and capital lease obligations	(9,000)	(299,000)
Net borrowings (repayments) on line of credit	1,819,000	(764,000)
Net cash provided by (used in) financing activities of continuing operations	2,810,000	(331,000)
Net cash used in discontinued operations	-	(1,000)
Net cash provided by (used in) financing activities	2,810,000	(332,000)
Net change in cash and cash equivalents	25,000	312,000
Cash and cash equivalents at beginning of period	-	412,000
Cash and cash equivalents at end of period	$25,000	$724,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended December 31,
	2009	2008
	(Restated)

Supplemental Disclosure of Cash Flow Information:
Interest paid	$160,000	$159,000

Non-cash Investing and Financing Activity:
Accretion of Series D cumulative convertible preferred stock dividends, derivatives and warrants	$-	$155,000
Series F convertible preferred stock beneficial conversion feature	$329,000	$-
Original issue discount on senior secured convertible promissory note	$-	$616,000
Conversion of bank term note to line of credit	$-	$287,000
Conversions of senior secured convertible promissory note to common shares	$120,000	$-
Warrant issued to DMRJ Group, LLC	$-	$160,000
Common stock issued Ion Metrics, Inc. acquisition	$-	$2,464,000
Common stock issued in redemption of Series D cumulative convertible preferred stock	$-	$268,000
Common stock issued to consultants	$63,000	$70,000
Fair value of Series F convertible preferred stock	$274,000	$-

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the six months ended December 31, 2009, we reported a net loss applicable to common shareholders of $20,805,000, a loss from continuing operations of $20,456,000 and used $2,999,000 in cash from operations.  As of December 31, 2009, we had an accumulated deficit of approximately $94,285,000 and a working capital deficit of $29,413,000.  Management continually evaluates plans to reduce our operating expenses and increase our cash flow from operations.  Failure to achieve our projections may require us to seek additional financing or discontinue operations.

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

For the three months ended December 31, 2009 and 2008, we recorded $482,000 and $81,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note.  For the six months ended December 31, 2009 and 2008, we recorded $1,107,000 and $81,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured promissory note. As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and six months ended December 31, 2009, we recorded non-cash charges of $17,116,000 and $16,740,000, respectively, in our statement of operations to record the change in fair value of the note conversion option liability. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability (see Note 15).

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

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale. As of December 31, 2009, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and we issued the additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the July 2009 note or the amended and restated senior secured convertible promissory note issued to DMRJ in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.

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

We have evaluated subsequent events after the balance sheet date through the date of filing of these financial statements with the SEC on February 22, 2010, for appropriate accounting and disclosure.

Significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K, as amended, as of June 30, 2009.  The following updates our critical accounting policies through the fiscal quarter ended December 31, 2009.

Warrant Derivative Liability

Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction (See discussion of accounting changes in Note 3) with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and six months ended December 31, 2009, we recorded  non-cash charges of $302,000 and $295,000, respectively. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense / income recognized for changes in the valuation of the warrants liability.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Conversion Option Liability

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction (See discussion of accounting changes in Note 3) with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and six months ended December 31, 2009, we recorded non-cash charges of $17,116,000 and $16,740,000, respectively. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense/ income recognized for changes in the valuation of the note conversion liability.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The promissory note and warrant were each amended and restated as of March 12, 2009. Both the promissory note and the warrant contain reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the amended conversion price then in effect, the conversion price of the promissory note and the exercise price of the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued.  We determined that the conversion option and the warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period and will record a cumulative-effect adjustment to the opening balance of retained earnings at July 1, 2009.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Derivative Liability

Accounting Standards Codification (“ASC) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and six months ended December 31, 2009, we recorded  non-cash charges of $302,000 and $295,000, respectively. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense / income recognized for changes in the valuation of the warrants liability.

Note Conversion Option Liability

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and six months ended December 31, 2009, we recorded non-cash charges of $17,116,000 and $16,740,000, respectively. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense/ income recognized for changes in the valuation of the note conversion liability.

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

Impact of the Restatement

The cumulative effect of these adjustments to our financial statements is an $18,334,000, or 24.1%, increase in accumulated deficit as of December 31, 2009.

The effect of the adjustments on our consolidated financial statements for the quarter ended December 31, 2009 are summarized as follows:

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2009
	As Originally
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$25,000	$-	$25,000
Restricted cash and investments	537,000		537,000
Accounts receivable-trade, net of allowance of $96,000	115,000		115,000
Accounts receivable, unbilled	29,000		29,000
Note receivable	172,000		172,000
Inventories	241,000		241,000
Prepaid expenses and other current assets	216,000		216,000
Assets of discontinued operations	103,000		103,000
Total current assets	1,438,000	-	1,438,000
Property and equipment, net	212,000		212,000
Note receivable	671,000		671,000
Other non-current assets	18,000		18,000
Goodwill	3,136,000		3,136,000
Total assets	$5,475,000	$-	$5,475,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible note, net	$4,480,000	$-	$4,480,000
Senior secured note	1,000,000		1,000,000
Line of credit	1,819,000		1,819,000
Current maturities of long-term debt and obligations under capital lease	24,000		24,000
Note payable related party	100,000		100,000
Payable to Med-Tec	55,000		55,000
Accrued expenses	1,796,000		1,796,000
Accounts payable	3,400,000		3,400,000
Deferred revenue	191,000		191,000
Note conversion option liability	-	17,923,000	17,923,000
Liabilities of discontinued operations	63,000		63,000
Total current liabilities	12,928,000	17,923,000	30,851,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	67,000		67,000
Long-term lease liability	-		-
Warrant derivative liability	-	356,000	356,000
Total long-term liabilities	67,000	356,000	423,000
Total liabilities	12,995,000	18,279,000	31,274,000

Commitments and contingencies

Series E Convertible Preferred Stock, $5 stated value; 1,000,000 authorized, 1,000,000 shares outstanding (liquidation value $5,000,000)	5,000,000		5,000,000
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,663 shares outstanding	378,000	(378,000)	-

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 17,634,740 and 17,624,195 issued and outstanding, respectively, at December 31, 2009	1,763,000		1,763,000
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,663 shares outstanding (liquidation value $274,000)	-	274,000	274,000
Additional paid-in-capital	61,452,000	159,000	61,611,000
Accumulated deficit	(75,951,000)	(18,334,000)	(94,285,000)
Deferred compensation	(89,000)		(89,000)
Treasury stock, 10,545 common shares, at cost	(73,000)		(73,000)
Total stockholders' deficit	(12,898,000)	(17,901,000)	(30,799,000)
Total liabilities and stockholders' deficit	$5,475,000	$-	$5,475,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2009			For the Six Months Ended December 31, 2009
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Revenues:
Security products	$496,000	$-	$496,000	$2,131,000	$-	$2,131,000
Government contracts and services	107,000		107,000	292,000		292,000
	603,000	-	603,000	2,423,000	-	2,423,000
Cost of revenues	477,000		477,000	1,456,000		1,456,000
Gross margin	126,000		126,000	967,000		967,000
Operating expenses:
Research and development	576,000		576,000	1,171,000		1,171,000
Selling, general and administrative	842,000		842,000	2,069,000		2,069,000
Litigation settlement	(384,000)		(384,000)	(384,000)		(384,000)
	1,034,000	-	1,034,000	2,856,000	-	2,856,000
Loss from operations	(908,000)	-	(908,000)	(1,889,000)	-	(1,889,000)
Other income (expense), net:
Interest income	14,000		14,000	32,000	-	32,000
Interest expense	(730,000)	(67,000)	(797,000)	(1,396,000)	(168,000)	(1,564,000)
Change in fair value of warrant derivative liability		(302,000)	(302,000)		(295,000)	(295,000)
Change in fair value of note conversion option liability		(17,116,000)	(17,116,000)		(16,740,000)	(16,740,000)
Total other income (expense), net	(716,000)	(17,485,000)	(18,201,000)	(1,364,000)	(17,203,000)	(18,567,000)
Loss from continuing operations	(1,624,000)	(17,485,000)	(19,109,000)	(3,253,000)	(17,203,000)	(20,456,000)
Preferred distribution, deemed dividends and accretion	-	-	-	-	(329,000)	(329,000)
Loss from continuing operations applicable to common shareholders	(1,624,000)	(17,485,000)	(19,109,000)	(3,253,000)	(17,532,000)	(20,785,000)
Income (loss) from discontinued operations, before sale of discontinued operations	-	-	-	(20,000)	-	(20,000)
Net loss applicable to common shareholders	$(1,624,000)	$(17,485,000)	$(19,109,000)	$(3,273,000)	$(17,532,000)	$(20,805,000)
Net loss	$(1,624,000)	$(17,485,000)	$(19,109,000)	$(3,273,000)	$(17,203,000)	$(20,476,000)

Loss per share from continuing operations, basic and diluted	$(0.10)	$(1.08)	$(1.18)	$(0.21)	$(1.09)	$(1.30)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.10)	$(1.08)	$(1.18)	$(0.21)	$(1.11)	$(1.32)
(Loss) income per share from discontinued operations, basic and diluted	$-	$-	$-	$(0.00)	$-	$(0.00)
Net loss per share applicable to common shareholders, basic and diluted	$(0.10)	$(1.08)	$(1.18)	$(0.21)	$(1.11)	$(1.32)
Net loss per share, basic and diluted	$(0.10)	$(1.08)	$(1.18)	$(0.21)	$(1.09)	$(1.30)
Weighted average shares used in computing net loss per common share, basic and diluted	16,157,529	16,157,529	16,157,529	15,790,862	15,790,862	15,790,862

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Cash Flows

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

The following table provides the fair value measurements of assets and liabilities as of December 31, 2009:

		Fair Value Measurements as of December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
	Carrying Value	Markets for Identical	Observable	Unobservable
	at	Assets	Inputs	Inputs
Description	Dec. 31, 2009	Level 1	Level 2	Level 3
Note conversion option liability	$17,923,000	$-	$-	$17,923,000
Warrant derivative liability	356,000	-	-	356,000
Senior secured convertible promissory note	4,600,000	-	-	4,600,000
Senior secured promissory note	1,000,000	-	-	1,000,000

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that are measured at fair value for each reporting period:

	Note Conversion Option Liability		Warrant Derivative Liability
	Six Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Balance at July 1,	$1,183,000	$-	$61,000	$-
Net change in fair value of financial instrument	16,740,000	-	295,000	-
Balance at December 31,	$17,923,000	$-	$356,000	$-

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Restricted Cash and Investments – Current and Long-Term

As December 31, 2009 and June 30, 2009, we had restricted cash and investments, with maturities of less than one year, of $537,000 and $225,000, respectively and restricted investments, with maturities of more than one year, of $0 and $439,000, respectively.  Restricted cash and investments consisted of the following:

	December 31,	June 30,
	2009	2009

Current assets
Money market account	$439,000	$-
Blocked account deposit	98,000	225,000
	$537,000	$225,000

Long-term assets
Money market account	$-	$439,000

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories consist of the following:

	December 31,	June 30,
	2009	2009
Raw materials	$204,000	$162,000
Work in progress	23,000	20,000
Finished goods	14,000	379,000
Total inventories	$241,000	$561,000

11.	Property and Equipment

Property and equipment consist of the following:

	December 31,	June 30,
	2009	2009
Machinery and equipment	$220,000	$221,000
Computers and software	353,000	353,000
Furniture and fixtures	8,000	8,000
Leasehold improvements	76,000	72,000
Equipment under capital lease	61,000	61,000
	718,000	715,000
Less: accumulated depreciation and amortization	506,000	439,000
	$212,000	$276,000

For the three months ended December 31, 2009 and 2008, depreciation expense was $33,000 and $56,000, respectively.  For the six months ended December 31, 2009 and 2008, depreciation expense was $67,000 and $110,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2009	2009
Accrued compensation and benefits	$573,000	$731,000
Accrued taxes	493,000	479,000
Accrued legal and accounting	45,000	257,000
Accrued interest	288,000	9,000
Accrued warranty costs	151,000	196,000
Other accrued liabilities	246,000	296,000
	$1,796,000	$1,968,000

13.	Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of December 31, 2009 and 2008, all potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants. Common stock equivalents excluded from the earnings per share calculation for the three months ended December 31, 2009 and 2008 were 24,720 and 165,869 shares, respectively. Common stock equivalents excluded from the earnings per share calculation for the six months ended December 31, 2009 and 2008 were 73,974 and 359,893 shares, respectively.

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

For the three months ended December 31, 2009 and 2008, we recorded $482,000 and $81,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note.  For the six months ended December 31, 2009 and 2008, we recorded $1,107,000 and $81,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured promissory note. As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale.  As of December 31, 2009, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and we issued the additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the July 2009 note or the amended and restated senior secured convertible promissory note issued to DMRJ in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and six months ended December 31, 2009, we recorded non-cash charges of $17,116,000 and $16,740,000, respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The note conversion option liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Note Conversion Option Liability - Fair Value Calculation

	July 1,	September 30,	December 31,
	2009	2009	2009

Convertible debt amount	$4,600,000	$4,600,000	$4,480,000
Potential number of convertible shares	57,500,000	57,500,000	56,000,000
Conversion price	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.08	$0.08	$0.40
Expected volatility	93.7%	95.5%	95.9%
Expected dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	0.31%	0.12%	0.17%
Expected term (years)	0.44	0.19	0.44
Fair value	$1,183,000	$807,000	$17,923,000

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

ASC 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and six months ended December 31, 2009, we recorded non-cash charges of $302,000 and $295,000, respectively in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability - Fair Value Calculation

	July 1,	September 30,	December 31,
	2009	2009	2009

Shares eligible to be purchased	1,000,000	1,000,000	1,000,000
Exercise price	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.08	$0.08	$0.40
Expected volatility	104.0%	89.7%	88.7%
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	2.71%	2.37%	2.34%
Expected life	4.50	4.19	3.94
Fair value	$61,000	$54,000	$356,000

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of the date of issuance, we have recorded the relative fair value of the Series F Preferred Stock of approximately $274,000 against the July 1, 2009 senior secured promissory note, which is accreted to the note over the life of the note.  The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For the six months ended December 31, 2009, $274,000 was accreted to the note and is recorded as interest expense in our statement of operations.   Accounting Standards Codification (“ASC”) 470-20 “Debt,” addresses the accounting for convertible instruments with beneficial conversion features.  In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the Series F Preferred Stock converts into. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009 and August 31, 2009, the beneficial conversion feature on the Series F Preferred Stock was $329,000 and is accounted for as a deemed dividend.

20.	Stockholders’ Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using an option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which is accreted to the note and interest expense is recorded over the life of the note. In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, in July 2009, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08.  We adopted ASC 815-40-15 as of July 1, 2009 and reclassified $160,000 from additional paid in capital to the “Warrant Derivative Liability.” The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and six months ended December 31, 2009, we recorded a non-cash charges of $302,000 and $295,000, respectively, in our statement of operations (see Note 16). As of December 31, 2009, there were warrants outstanding to purchase 3,041,217 shares of our common stock at exercise prices ranging from $0.08 to $12.45 expiring at various dates between January 11, 2010 and June 27, 2015.

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

We use the liability method to account for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The accounting standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of December 31, 2009, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

We lease manufacturing, research and office space in Wilmington, MA, the lease of which expired on December 31, 2009.  On January 5, 2010, we extended the lease termination date to January 31, 2010. Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We lease a facility in Sunnyvale, CA, which lease expires in September 2010.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, we executed a sublease agreement for one of our California facilities.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, CA, which lease was renewed and expires on January 31, 2012.  Total rent expense, including assessments for maintenance and real estate taxes for the six months ended December 31, 2009 and 2008, for both continuing and discontinued operations was $264,000 and $718,000, respectively.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses our judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.  The following updates our critical accounting policies through the fiscal quarter ended December 31, 2009.

•
Warrant Derivative Liability.  Accounting Standards Codification (“ASC) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that the company issues additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price of the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and six months ended December 31, 2009, we recorded non-cash charges of $302,000 and $295,000, respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability.

•
Fair Value of Note Conversion Feature. ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that the company issues additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and six months ended December 31, 2009, we recorded non-cash charges of $17,116,000 and $16,740,000, respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability.

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

•
Series F Convertible Preferred Stock – Beneficial Conversion Feature  On July 1, 2009, in connection with the issuance of the $1,000,000 senior secured note, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and we issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009 and August 31, 2009, the beneficial conversion feature on the Series F Preferred Stock aggregated to $329,000 and is accounted for as a deemed dividend.

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

Litigation Settlement

For the three months ended December 31, 2009, we recorded a lease termination benefit of $384,000 as compared with $0 for the comparable prior year period.  The lease termination benefit resulted from the dismissal of litigation related to Accurel’s lease obligations in California on October 28, 2009. Accurel has no further obligations or liabilities to the lessor under its lease.

Other Income and Expense, Net

For the three months ended December 31, 2009, we recorded other expense, net of $18,201,000 as compared with other expense, net of $416,000, for the comparable prior year period, an increase of $17,785,000. The increase in other expense, net is primarily due to changes in fair value of the note conversion option liability of $17,116,000 and warrant derivative liability of $302,000, both of which are related to our financing with DMRJ Group LLC, an increase in interest expense of $24,000 due to the amortization of debt discount related to our financing with DMRJ, increased borrowings under the senior secured promissory note and under our credit facility with DMRJ and higher interest rates on these borrowings. For the three months ended December 31, 2008, interest expense included $568,000 assessed on the Series D Preferred Stock due to our failure to meet the amended redemption date, and $90,000 of forbearance fees due to cure events of default under our former credit facility.  Other factors attributing to the increase in other expense, net are:  the realized gain of $468,000 on the transfer of our investment in CorNova common stock in connection with the senior secured convertible promissory note issued to DMRJ in December 2008 and the realization of the $123,000 unrealized loss of our share of CardioTech International, Inc. stock owned by CorNova, Inc., a privately-held, development stage medical device company, in the three months ended December 31, 2008. Interest income increased $2,000 to $14,000, in the three months ended December 31, 2009 from $12,000, for the comparable prior year period, due to interest income associated with the note receivable issued to us as part of the Core asset sale.

Loss from Continuing Operations

Loss from continuing operations for the three months ended December 31, 2009 was $19,109,000 as compared with a loss of $2,090,000 for the comparable prior year period, an increase of $17,019,000.  The increase in loss from continuing operations is due primarily to the non-cash charges recorded due to changes in the fair value of the note conversion option liability of $17,116,000 and warrant derivative liability of $302,000, and, to a lesser extent, decreased sales of our security products, increased interest expense, partially offset by a decrease in operating expenses and recognition of the lease termination benefit.

Preferred Distribution, Deemed Dividends and Accretion

Preferred distribution, deemed dividends and accretion on the Series F Preferred Stock for the three months ended December 31, 2009 was $0 as compared with $18,000 on the Series D Preferred Stock for the comparable prior year, a decrease of $18,000. The Series D Preferred Stock was extinguished on December 10, 2008.

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

Litigation Settlement

For the six months ended December 31, 2009, we recorded a lease termination benefit of $384,000 as compared with $0 for the comparable prior year period.  The lease termination benefit resulted from the dismissal of litigation related to Accurel’s lease obligations in California on October 28, 2009. Accurel has no further obligations or liabilities to the lessor under its lease.

Other Income and Expense, Net

For the six months ended December 31, 2009, we recorded other expense, net of $18,567,000 as compared with other expense, net of $440,000, for the comparable prior year period, an increase of $18,127,000.  The increase in other expense, net is primarily due to changes in fair value of the note conversion option liability of $16,740,000 and warrant derivative liability of $295,000, both of which are related to our financing with DMRJ Group LLC, an increase in interest expense of $759,000 due to the amortization of debt discount related to our financing with DMRJ, increased borrowings under the senior secured promissory note and under our credit facility with DMRJ and higher interest rates on these borrowings. For the six months ended December 31, 2008, interest expense included $568,000 assessed on the Series D Preferred Stock due to our failure to meet the amended redemption date, and $90,000 of forbearance fees due to cure events of default under our former credit facility.  Other factors attributing to the increase in other expense, net are:  the realized gain of $468,000 on the transfer of our investment in CorNova common stock as part of the senior secured convertible promissory note issuance and the realization of the $123,000 unrealized loss of our share of CardioTech International stock owned by CorNova in the three months ended December 31, 2008. Interest income increased $12,000 to $32,000, in the six months ended December 31, 2009 from $20,000, for the comparable prior year period, due to interest income associated with the note receivable issued to us as part of the Core asset sale.

Loss from Continuing Operations

Loss from continuing operations for the six months ended December 31, 2009 was $20,456,000 as compared with a loss of $2,724,000 for the comparable prior year period, an increase of $17,732,000.  The increase in loss from continuing operations is due primarily to the non-cash charges recorded due to changes in the fair value of the note conversion option liability of $16,740,000 and warrant derivative liability of $295,000, and, to a lesser extent, decreased sales of our security products, increased interest expense and realized gain of $468,000 on the transfer of our investment in CorNova common stock in the six months ended December 31, 2008, partially offset by a decrease in operating expenses and recognition of the lease termination benefit.

Preferred Distribution, Deemed Dividends and Accretion

Preferred distribution, deemed dividends and accretion on the Series F Preferred Stock for the six months ended December 31, 2009 was $329,000 as compared with $207,000 on the Series D Preferred Stock for the comparable prior year, an increase of $122,000.  The Series F Preferred Stock, issued on July 1, 2009 and August 31, 2009, contained beneficial conversion features which amounted to $329,000 and is accounted for as a deemed dividend. The Series D Preferred Stock was extinguished on December 10, 2008.

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

During the six months ended December 31, 2009 we had net cash outflows of $3,016,000 from operating activities of continuing operations as compared to net cash outflows from operating activities of continuing operations of $2,236,000 for the comparable prior year period.  The $780,000 increase in net cash used in operating activities of continuing operations during the six months ended December 31, 2009, as compared to the comparable prior year period, was primarily a result of (i) an increase in our loss from operations of $278,000, adjusting for non-cash items, due to lower sales of our security products, (ii) a decrease in accounts payable, of $1,713,000 due to the payment of outstanding obligations and (iii) a decrease of $276,000 in deferred revenue due primarily due the timing of customer advance payments, partially offset by a $302,000 decrease in accounts receivable, a $638,000 decrease in prepaid expenses and other current assets and a $198,000 decrease in inventories.. For the six months ended December 31, 2009, we had net cash inflows of $17,000 from operating activities of discontinued operations, compared with net cash inflows of $36,000 from operating activities of discontinued operations for the comparable prior year period, a decrease of $19,000, due a decrease in cash provided by accounts receivable in the six months ended December 31, 2009.

During the six months ended December 31, 2009 we had net cash inflows of $214,000 from investing activities of continuing operations as compared to net cash inflows of $2,872,000 from investing activities of continuing operations for the comparable prior year period.  The $2,658,000 decrease in net cash provided by investing activities of continuing operations during the six months ended December 31, 2009, as compared to the comparable prior year period, was primarily a result of cash provided from the sale of assets of our medical business unit, net proceeds received from the sale of Core Systems and payments received on the note issued as part of the consideration received from the sale of Core Systems. For the six months ended December 31, 2009, we had no net cash outflows from investing activities of discontinued operations, compared to net cash outflows of $28,000 from investing activities of discontinued operations for the comparable prior year period, due primarily to a decrease in cash used to purchase property and equipment.

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

For the three months ended December 31, 2009 and 2008, we recorded $482,000 and $81,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note.  For the six months ended December 31, 2009 and 2008, we recorded $1,107,000 and $81,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured promissory note. As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

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

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale. As of December 31, 2009, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued the additional shares to DMRJ. All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ are convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the July 2009 note or the amended and restated senior secured convertible promissory note issued to DMRJ in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.

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

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require us to seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 3.0% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding and the loans may be immediately callable.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management identified a material weakness in respect of our internal controls over financial reporting, specifically in our controls over the adoption of Accounting Standards Codification (“ASC”) 815-40-15 - “Derivatives and Hedging.” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to the company’s common stock. Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, to record the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock as required under Accounting Standards Codification (“ASC”) 470-20 “Debt.” As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer, concluded that, we did not maintain effective internal control over financial reporting as of December 31, 2009 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

On October 21, 2009, we issued 500,000 shares of common stock, having a value of $99,000, to Secure Strategy Group, LLC, in consideration of services rendered and to be rendered in connection the with our efforts to secure additional funding of which 300,000 vested immediately and the balance of which will vest in equal monthly installments of 33,333 commencing on October 31, 2009.

On October 21, 2009, we issued 200,000 shares of common stock, having a value of $47,000, to JFS Investments, Inc., in consideration of services rendered and to be rendered in connection the with our efforts to secure additional funding of which 100,000 vested immediately and the balance of which will vest in equal monthly installments of 8,333 commencing on October 31, 2009.

The issuances of these securities to Secure Strategy Group and to JFS Investments are exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

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

Dated:  March 7, 2011