Form 10-Q/A
period 2010-03-31
IMPLANT SCIENCES CORP
filed 2011-03-10
CIK 1068874

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

Explanatory Note

This Amendment No.1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, initially filed with the Securities and Exchange Commission on May 19, 2010, is being filed to restate our consolidated financial statements at, and for the three and nine months ended March 31, 2010 and the notes related thereto and the related sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On July 1, 2009, we adopted the provisions of ASC 815-40-15.  In accordance with ASC 815-40-15, the cumulative effect of the change in accounting principle recorded by us in connection with a warrant to purchase shares of our common issued to DMRJ and the reset provision contained in the senior secured promissory note we issued to DMRJ, was recorded as an adjustment of the opening balance of accumulated deficit.  Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in a $802,000 adjustment to the opening balance of accumulated deficit

On July 1, 2009, in connection with the issuance of the $1,000,000 senior secured promissory note, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders.

See Note 3 in the Notes to Condensed Consolidated Financial Statements included in this Amendment No. 1 for a discussion of the corrections and reconciliations of amounts previously reported to those shown herein.

Internal Control Considerations

Our management identified a deficiency in our internal controls over financial reporting, specifically in our controls over the adoption of Accounting Standards Codification (“ASC”) 815-40-15 - “Derivatives and Hedging.” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to our  common stock. Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock, as required under Accounting Standards Codification (“ASC”) 470-20 “Debt.” As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer, concluded that, we did not maintain effective internal control over financial reporting as of March 31, 2010 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

For the convenience of the reader this Amendment No. 1 sets forth our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 as originally filed with the Securities and Exchange Commission on May 19, 2010, as modified where necessary to reflect the restatement.  The following items have been amended as a result of, and to reflect, the restatement:

•	Part I – Item 1- Financial Information

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4T – Control Procedures

•	Part II – Item 1A – Risk Factors: and

•	Part II – Item 6 Exhibits

This Amendment No. 1 includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.  The sections of our Quarterly Report on Form 10-Q, filed on May 19, 2010 which were not amended are unchanged and continue in full force and effect as originally filed.  Except for the foregoing and amended information, this Amendment No.1 continues to describe conditions as of May 19, 2010, the date we filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and we have not updated the disclosures contained herein to reflect events that occurred subsequent to that date.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2010 (unaudited) and June 30, 2009	5
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended March 31, 2010 and 2009	6
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2010 and 2009	7-8
	Notes to Condensed Consolidated Financial Statements	9-39
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40-57
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4T.	Controls and Procedures	57-58

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59-60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Submission of Matters to a Vote of Security Holders	60
Item 5.	Other Information	60
Item 6.	Exhibits	61
	Signatures	62

Implant Sciences Corporation
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,000	$-
Restricted cash and investments	464,000	225,000
Accounts receivable-trade, net of allowance of $97,000 and $65,000, respectively	162,000	201,000
Accounts receivable, unbilled	29,000	138,000
Note receivable	174,000	167,000
Inventories	327,000	561,000
Prepaid expenses and other current assets	991,000	518,000
Assets of discontinued operations	103,000	169,000
Total current assets	2,260,000	1,979,000
Property and equipment, net	186,000	276,000
Note receivable	623,000	766,000
Restricted investments	-	439,000
Other non-current assets	18,000	68,000
Goodwill	3,136,000	3,136,000
Total assets	$6,223,000	$6,664,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$-	6,000
Senior secured convertible note, net	4,120,000	4,049,000
Senior secured note	1,000,000	-
Line of credit	4,379,000	-
Current maturities of long-term debt and obligations under capital lease	21,000	27,000
Note payable - related party	100,000	100,000
Payable to Med-Tec	55,000	56,000
Accrued expenses	2,097,000	1,968,000
Accounts payable	2,867,000	4,337,000
Current portion of long-term lease liability	-	334,000
Deferred revenue	201,000	428,000
Note conversion option liability	12,791,000	-
Liabilities of discontinued operations	48,000	107,000
Total current liabilities	27,679,000	11,412,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	67,000	86,000
Long-term lease liability	-	84,000
Warrant derivative liability	308,000	-
Total long-term liabilities	375,000	170,000
Total liabilities	28,054,000	11,582,000

Commitments and contingencies

Series E Convertible Preferred Stock, $5 stated value; 1,000,000 shares authorized, 1,000,000 shares outstanding (liquidation value $5,000,000)	5,000,000	5,000,000

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 22,134,740 and 22,124,195 at March 31, 2010 and 15,434,740 and 15,424,195 at June 30, 2009 shares issued and outstanding, respectively	2,213,000	1,543,000
Preferred Stock; $0.10 par value: 5,000,000 shares authorized
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,663 shares outstanding (liquidation value $274,000)	274,000	-
Additional paid-in capital	61,527,000	61,290,000
Accumulated deficit	(90,755,000)	(72,678,000)
Deferred compensation	(17,000)	-
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' deficit	(26,831,000)	(9,918,000)
Total liabilities and stockholders' deficit	$6,223,000	$6,664,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Restated)		(Restated)
Revenues:
Security products	$636,000	$305,000	$2,767,000	$6,814,000
Government contracts and services	92,000	248,000	384,000	1,206,000
	728,000	553,000	3,151,000	8,020,000
Cost of revenues	460,000	333,000	1,916,000	4,386,000
Gross margin	268,000	220,000	1,235,000	3,634,000
Operating expenses:
Research and development	554,000	809,000	1,725,000	2,580,000
Selling, general and administrative	1,016,000	1,898,000	3,085,000	5,825,000
Litigation settlements	-	5,700,000	(384,000)	5,700,000
	1,570,000	8,407,000	4,426,000	14,105,000
Loss from operations	(1,302,000)	(8,187,000)	(3,191,000)	(10,471,000)
Other income (expense), net:
Interest income	14,000	15,000	46,000	35,000
Interest expense	(362,000)	(377,000)	(1,926,000)	(1,182,000)
Change in fair value of warrant derivative liability	48,000	-	(247,000)	-
Change in fair value of note conversion option liability	5,132,000	-	(11,608,000)	-
Gain on transfer of investment	-	-	-	468,000
Realized losses in unconsolidated subsidiary	-	-	-	(123,000)
Total other income (expense), net	4,832,000	(362,000)	(13,735,000)	(802,000)
Income (loss) from continuing operations	3,530,000	(8,549,000)	(16,926,000)	(11,273,000)
Preferred distribution, deemed dividends and accretion			(329,000)	(207,000)
Income (loss) from continuing operations applicable to common shareholders	3,530,000	(8,549,000)	(17,255,000)	(11,480,000)
(Loss) income from discontinued operations, before sale of discontinued operations	-	(43,000)	(20,000)	954,000
Gain on sale of Core Systems	-	-	-	22,000
Net (loss) income from discontinued operations	-	(43,000)	(20,000)	976,000
Net income (loss) applicable to common shareholders	$3,530,000	$(8,592,000)	$(17,275,000)	$(10,504,000)
Net income (loss)	$3,530,000	$(8,592,000)	$(16,946,000)	$(10,297,000)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.16	$(0.60)	$(0.95)	$(0.81)
Income (loss) per share from continuing operations applicable to common shareholders	$0.16	$(0.60)	$(0.97)	$(0.82)
Income (loss) per share from discontinued operations	$0.00	$(0.00)	$(0.00)	$0.07
Net income (loss) per share applicable to common shareholders	$0.16	$(0.61)	$(0.97)	$(0.75)
Net income (loss) per share	$0.16	$(0.61)	$(0.95)	$(0.74)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.04	$(0.60)	$(0.95)	$(0.81)
Income (loss) per share from continuing operations applicable to common shareholders	$0.04	$(0.60)	$(0.97)	$(0.82)
Income (loss) per share from discontinued operations	$0.00	$(0.00)	$(0.00)	$0.07
Net income (loss) per share applicable to common shareholders	$0.04	$(0.61)	$(0.97)	$(0.75)
Net income (loss) per share	$0.04	$(0.61)	$(0.95)	$(0.74)

Weighted average shares used in computing net income (loss) per common share:
Basic	21,874,195	14,154,990	17,818,640	13,919,545
Diluted	93,610,722	14,154,990	17,818,640	13,919,545

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended March 31,
	2010	2009
	(Restated)
Cash flows from operating activities:
Net loss	$(16,946,000)	$(10,297,000)
Less: Net (loss) income from discontinued operations	(20,000)	976,000
Loss from continuing operations	(16,926,000)	(11,273,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	95,000	207,000
Bad debt expense (recoveries)	32,000	55,000
Share-based compensation expense	115,000	278,000
Fair value of common stock issued to consultants	107,000	-
Loss on disposal of fixed assets	-	10,000
Debt discount amortization	1,107,000	953,000
Fair value of warrants issued to non-employees	14,000	(17,000)
Warrant accretion on debt	-	7,000
Change in fair value of warrant derivative liability	247,000	-
Change in fair value of note conversion option liability	11,608,000	-
Realized losses in unconsolidated subsidiaries	-	123,000
Gain on transfer of investment	-	(468,000)
Litigation settlements	(384,000)	5,700,000
Interest income on note receivable	-	(6,000)
Changes in assets and liabilities, net of effect of divestitures:
Accounts receivable	116,000	532,000
Inventories	219,000	246,000
Prepaid expenses and other current assets	(467,000)	(340,000)
Cash overdraft	(6,000)	-
Accounts payable	(1,469,000)	1,173,000
Accrued expenses	129,000	(127,000)
Deferred revenue	(227,000)	(49,000)
Lease liability	-	(319,000)
Net cash used in operating activities of continuing operations	(5,690,000)	(3,315,000)
Net cash provided by operating activities of discontinued operations	2,000	59,000
Net cash used in operating activities	(5,688,000)	(3,256,000)
Cash flows from investing activities:
Purchases of property and equipment	(5,000)	(16,000)
Transfer from restricted funds, net	200,000	25,000
Proceeds from sale of property and equipment, net of transaction costs	-	1,459,000
Proceeds from the sale of Core Systems, net of transaction costs	-	1,080,000
Payments received on note receivable	136,000	654,000
Increase in other non-current assets	-	18,000
Net cash provided by investing activities of continuing operations	331,000	3,220,000
Net cash used in investing activities of discontinued operations	-	(28,000)
Net cash provided by investing activities	331,000	3,192,000
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	-	24,000
Proceeds from the issuance of senior secured promissory note	1,000,000	4,734,000
Principal payment on senior secured convertible promissory note	-	(1,000,000)
Dividends on Series D cumulative convertible preferred stock	-	(52,000)
Payments on Series D cumulative convertible preferred stock	-	(2,724,000)
Principal repayments of long-term debt and capital lease obligations	(12,000)	(336,000)
Net borrowings (repayments) on line of credit	4,379,000	(764,000)
Net cash provided by (used in) financing activities of continuing operations	5,367,000	(118,000)
Net cash used in discontinued operations	-	(1,000)
Net cash provided by (used in) financing activities	5,367,000	(119,000)
Net change in cash and cash equivalents	10,000	(183,000)
Cash and cash equivalents at beginning of period	-	412,000
Cash and cash equivalents at end of period	$10,000	$229,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended March 31,
	2010	2009
	(Restated)

Supplemental Disclosure of Cash Flow Information:
Interest paid	$318,000	$198,000

Non-cash Investing and Financing Activity:
Accretion of Series D cumulative convertible preferred stock dividends, derivatives and warrants	$-	$155,000
Series F convertible preferred stock beneficial conversion feature	$329,000	$-
Original issue discount on senior secured convertible promissory note	$-	$616,000
Conversion of bank term note to line of credit	$-	$287,000
Conversions of senior secured convertible promissory note to common shares	$120,000	$-
Warrant issued to DMRJ Group, LLC	$-	$160,000
Common stock issued Ion Metrics, Inc. acquisition	$-	$2,464,000
Common stock issued in redemption of Series D cumulative
convertible preferred stock	$-	$268,000
Common stock issued to consultants	$107,000	$-
Fair value of Series F convertible preferred stock	$274,000	$-

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the nine months ended March 31, 2010, we reported a net loss applicable to common shareholders of $17,275,000, a loss from continuing operations of $16,926,000 and used $5,688,000 in cash from operations.  As of March 31, 2010, we had an accumulated deficit of approximately $90,755,000 and a working capital deficit of $25,419,000.  Management continually evaluates plans to reduce our operating expenses and increase our cash flow from operations.  Failure to achieve our projections may require us to seek additional financing or discontinue operations.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ. On April 23, 2010 we entered into an omnibus second amendment to credit agreement and fourth amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $5,000,000 to $10,000,000; and (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under (i) an amended and restated senior secured convertible promissory note dated March 12, 2009, (ii) a senior secured convertible promissory note dated July 1, 2009 and (iii) a revolving promissory note dated September 4, 2009, was extended from June 10, 2010 to September 30, 2010 (see Notes 14, 15, 16 and 19).

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We have evaluated subsequent events after the balance sheet date through the date of filing of these financial statements with the SEC on May 19, 2010, for appropriate accounting and disclosure.

Significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K, as amended, as of June 30, 2009.  The following updates our critical accounting policies through the fiscal quarter ended March 31, 2010.

Warrant Derivative Liability

Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction (See discussion of accounting changes in Note 3) with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and nine months ended March 31, 2010, we recorded  non-cash benefit (charge) of $48,000 and ($247,000), respectively. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense / income recognized for changes in the valuation of the warrants liability.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Conversion Option Liability.

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction (See discussion of accounting changes in Note 3) with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and nine months ended March 31, 2010, we recorded non-cash benefit (charge) of $5,132,000 and ($11,608,000), respectively. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense/ income recognized for changes in the valuation of the note conversion liability.

Series F Convertible Preferred Stock – Beneficial Conversion Feature

On July 1, 2009, in connection with the issuance of the $1,000,000 senior secured promissory note, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009 and August 31, 2009, the beneficial conversion feature on the Series F Preferred Stock aggregated to $329,000 and is accounted for as a deemed dividend.

We considered several factors in determining the value of our common stock for use in the binomial option model calculation.  Due to our financial condition, our common stock is not traded on a national exchange, but is traded on the Over-the-Counter Bulletin Board.  Quotations from the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  We have issued a warrant, a convertible debt instrument and a convertible preferred stock instrument which are convertible into a significant number of common shares to DMRJ, our primary investor.  In addition, we have considered the historical daily trading volume of our stock and the potential impact that a significant issuance of shares of our common stock would have on our stock price.  Due to these factors, we applied a 20% discount to the price of our stock on the date of the calculation of the warrant derivative liability and note conversion option liability fair values.

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

On July 1, 2009, in connection with the issuance of the $1,000,000 senior secured promissory note, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Derivative Liability

Accounting Standards Codification (“ASC) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and nine months ended March 31, 2010, we recorded non-cash benefit (charge) of $48,000 and ($247,000), respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense / income recognized for changes in the valuation of the warrants liability.

Note Conversion Option Liability

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and nine months ended March 31, 2010, we recorded non-cash benefit (charge) of $5,132,000 and ($11,608,000), respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense/ income recognized for changes in the valuation of the note conversion liability.

Series F Convertible Preferred Stock – Beneficial Conversion Feature

On July 1, 2009, in connection with the issuance of the $1,000,000 senior secured promissory note, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009 and August 31, 2009, the beneficial conversion feature on the Series F Preferred Stock aggregated to $329,000 and is accounted for as a deemed dividend.

Impact of the Restatement

The cumulative effect of these adjustments to our financial statements is a $12,764,000, or 16.4%, increase in accumulated deficit as of March 31, 2010.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of the adjustments on our consolidated financial statements for the quarter ended March 31, 2010 are summarized as follows:

Condensed Consolidated Balance Sheets

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2010			For the Nine Months Ended March 31, 2010
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Revenues:
Security products	$636,000	$-	$636,000	$2,767,000	$-	$2,767,000
Government contracts and services	92,000		92,000	384,000		384,000
	728,000	-	728,000	3,151,000	-	3,151,000
Cost of revenues	460,000		460,000	1,916,000		1,916,000
Gross margin	268,000	-	268,000	1,235,000	-	1,235,000
Operating expenses:
Research and development	554,000		554,000	1,725,000		1,725,000
Selling, general and administrative	1,016,000		1,016,000	3,085,000		3,085,000
Litigation settlement	-		-	(384,000)		(384,000)
	1,570,000	-	1,570,000	4,426,000	-	4,426,000
Loss from operations	(1,302,000)	-	(1,302,000)	(3,191,000)	-	(3,191,000)
Other income (expense), net:
Interest income	14,000		14,000	46,000		46,000
Interest expense	(362,000)	-	(362,000)	(1,758,000)	(168,000)	(1,926,000)
Change in fair value of warrant derivative liability	(390,000)	438,000	48,000	(390,000)	143,000	(247,000)
Change in fair value of note conversion option liability	-	5,132,000	5,132,000	-	(11,608,000)	(11,608,000)
Total other income (expense), net	(738,000)	5,570,000	4,832,000	(2,102,000)	(11,633,000)	(13,735,000)
Income (loss) from continuing operations	(2,040,000)	5,570,000	3,530,000	(5,293,000)	(11,633,000)	(16,926,000)
Preferred distribution, deemed dividends and accretion	-	-	-	-	(329,000)	(329,000)
Income (loss) from continuing operations applicable to common shareholders	(2,040,000)	5,570,000	3,530,000	(5,293,000)	(11,962,000)	(17,255,000)
(Loss) income from discontinued operations	-		-	(20,000)		(20,000)
Net income (loss) applicable to common shareholders	$(2,040,000)	$5,570,000	$3,530,000	$(5,313,000)	$(11,962,000)	$(17,275,000)
Net income (loss)	$(2,040,000)	$5,570,000	$3,530,000	$(5,313,000)	$(11,633,000)	$(16,946,000)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.10)	$0.25	$0.16	$(0.30)	$(0.65)	$(0.95)
Income (loss) per share from continuing operations applicable to common shareholders	$(0.10)	$0.25	$0.16	$(0.30)	$(0.67)	$(0.97)
Income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share applicable to common shareholders	$(0.10)	$0.25	$0.16	$(0.30)	$(0.67)	$(0.97)
Net income (loss) per share	$(0.10)	$0.25	$0.16	$(0.30)	$(0.65)	$(0.95)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.10)	$0.06	$0.04	$(0.30)	$(0.65)	$(0.95)
Income (loss) per share from continuing operations applicable to common shareholders	$(0.10)	$0.06	$0.04	$(0.30)	$(0.67)	$(0.97)
Income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share applicable to common shareholders	$(0.10)	$0.06	$0.04	$(0.30)	$(0.67)	$(0.97)
Net income (loss) per share	$(0.10)	$0.06	$0.04	$(0.30)	$(0.65)	$(0.95)

Weighted average shares and equivalents:
Basic	19,674,195	21,874,195	21,874,195	17,818,640	17,818,640	17,818,640
Diluted	19,674,195	93,610,722	93,610,722	17,818,640	17,818,640	17,818,640

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

The following table provides the fair value measurements of assets and liabilities as of March 31, 2010:

		Fair Value Measurements as of March 31, 2010
		Quoted Prices in Active	Significant Other	Significant
	Carrying Value	Markets for Identical	Observable	Unobservable
	at	Assets	Inputs	Inputs
Description	March 31, 2010	Level 1	Level 2	Level 3
Note conversion option liability	$12,791,000	$-	$-	$12,791,000
Warrant derivative liability	308,000	-	-	308,000
Senior secured convertible promissory note	4,600,000	-	-	4,600,000
Senior secured promissory note	1,000,000	-	-	1,000,000

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that are measured at fair value for each reporting period:

	Note Conversion Option Liability		Warrant Derivative Liability
	Nine Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Balance at July 1,	$1,183,000	$-	$61,000	$-
Net change in fair value of financial instrument	11,608,000	-	247,000	-
Balance at March 31,	$12,791,000	$-	$308,000	$-

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Restricted Cash and Investments – Current and Long-Term

As March 31, 2010 and June 30, 2009, we had restricted cash and investments, with maturities of less than one year, of $464,000 and $225,000, respectively and restricted investments, with maturities of more than one year, of $0 and $439,000, respectively.  Restricted cash and investments consisted of the following:

	March 31,	June 30,
	2010	2009

Current assets
Money market account	$439,000	$-
Blocked account deposit	25,000	225,000
	$464,000	$225,000

Long-term assets
Money market account	$-	$439,000

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

Inventories consist of the following:

	March 31,	June 30,
	2010	2009
Raw materials	$262,000	$162,000
Work in progress	29,000	20,000
Finished goods	36,000	379,000
Total inventories	$327,000	$561,000

11.	Property and Equipment

Property and equipment consist of the following:

	March 31,	June 30,
	2010	2009
Machinery and equipment	$221,000	$221,000
Computers and software	353,000	353,000
Furniture and fixtures	8,000	8,000
Leasehold improvements	77,000	72,000
Equipment under capital lease	61,000	61,000
	720,000	715,000
Less: accumulated depreciation and amortization	534,000	439,000
	$186,000	$276,000

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

The following table sets forth the computation of basic and diluted eanrings per share:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Basic income (loss) per share:
Numerator:
Net income (loss)	$3,530,000	$(8,592,000)	$(16,946,000)	$(10,297,000)

Denominator:
Weighted average shares	21,874,195	14,154,990	17,818,640	13,919,545

Basic income (loss) per share	$0.16	$(0.61)	$(0.95)	$(0.74)

Diluted income (loss) per share:
Numerator:
Net income (loss)	$3,530,000	$(8,592,000)	$(16,946,000)	$(10,297,000)
Add: Interest expense on convertible debt	180,000	-	-	-
	$3,710,000	$(8,592,000)	$(16,946,000)	$(10,297,000)

Denominator:
Weighted average shares	21,874,195	14,154,990	17,818,640	13,919,545
Effect of dilutive securities:
Stock options	1,866,553	-	-	-
Warrants	923,375	-	-	-
Convertible debt	52,479,969	-	-	-
Convertible preferred stock	16,466,630	-	-	-
	71,736,527	-	-	-
Weighted average shares and equivalents	93,610,722	14,154,990	17,818,640	13,919,545

Diluted income (loss) per share	$0.04	$(0.61)	$(0.95)	$(0.74)

The computation of dilutive earnings per share includes the effect of dilutive securities on weighted average shares.  Dilutive securities includes stock options, warrants, convertible debt and convertible preferred stock.  As of March 31, 2010 and 2009, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents excluded from the earnings per share calculation for the three and nine months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Common stock equivalents excluded:
Stock options	-	10,714	603,820	197,766
Warrants	-	428,571	643,056	829,793
Convertible debt	-	57,500,000	52,194,444	57,500,000
Convertible preferred stock	-	-	16,466,630	-
	-	57,939,285	69,907,950	58,527,559

14.	Long-Term Debt and Credit Arrangements

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

For the three months ended March  31, 2010 and 2009, we recorded $0 and $304,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note.  For the nine months ended March 31, 2010 and 2009, we recorded $1,107,000 and $385,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured promissory note. As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

For the three and nine months ended March 31, 2010, we recorded non-cash benefit (charge) of $5,132,000 and ($11,608,000), respectively, in our statement of operations to record the change in fair value of the note conversion option liability. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability (see Note 15).

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

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale. As of March 31, 2010, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and nine months ended March 31, 2010, we recorded non-cash benefit (charge) of $5,132,000 and ($11,608,000), respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors.  The note conversion option liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Note Conversion Option Liability - Fair Value Calculation

	July 1,	September 30,	December 31,	March 31,
	2009	2009	2009	2010

Convertible debt amount	$4,600,000	$4,600,000	$4,480,000	$4,120,000
Potential number of convertible shares	57,500,000	57,500,000	56,000,000	51,500,000
Conversion price	$0.08	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.08	$0.08	$0.40	$0.33
Expected volatility	93.7%	95.5%	95.9%	150.0%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	0.31%	0.12%	0.17%	0.17%
Expected term (years)	0.44	0.19	0.44	0.19
Fair value	$1,183,000	$807,000	$17,923,000	$12,791,000

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

ASC 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and nine months ended March 31, 2010, we recorded non-cash benefit (charge) of $48,000 and ($247,000), respectively in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability - Fair Value Calculation

	July 1,	September 30,	December 31,	March 31,
	2009	2009	2009	2010

Shares eligible to be purchased	1,000,000	1,000,000	1,000,000	1,000,000
Exercise price	$0.08	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.08	$0.08	$0.40	$0.33
Expected volatility	104.0%	89.7%	88.7%	150.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	2.71%	2.37%	2.34%	2.43%
Expected life	4.50	4.19	3.94	3.69
Fair value	$61,000	$54,000	$356,000	$308,000

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

Because we did not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009 (later extended by DMRJ to October 1, 2009), we were required to issue to DMRJ 774,900 additional shares of Series F Preferred Stock. Upon the issuance of those shares, all of the Series F Preferred Stock then held by DMRJ was convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the promissory note issued in July 2009 or the amended and restated promissory note issued in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issues to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.  (See Note 14.)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of the date of issuance, we have recorded the relative fair value of the Series F Preferred Stock of approximately $274,000 against the July 1, 2009 senior secured promissory note, which is accreted to the note over the life of the note.  The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For the nine months ended March 31, 2010, $274,000 was accreted to the note and is recorded as interest expense in our statement of operations.   Accounting Standards Codification (“ASC”) 470-20 “Debt,” addresses the accounting for convertible instruments with beneficial conversion features.  In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the Series F Preferred Stock converts into. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009 and August 31, 2009, the beneficial conversion feature on the Series F Preferred Stock was $329,000 and is accounted for as a deemed dividend.

20.	Stockholders’ Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using an option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which is accreted to the note and interest expense is recorded over the life of the note. In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, in July 2009, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08.  We adopted ASC 815-40-15 as of July 1, 2009 and reclassified $160,000 from additional paid in capital to the “Warrant Derivative Liability.” The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and nine months ended March 31, 2010, we recorded a non-cash benefit (charge) of $48,000 and ($247,000), respectively, in our statement of operations (see Note 16).

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

On April 23, 2010, we entered into an omnibus second amendment to credit Agreement and fourth amendment to note and warrant purchase agreement  with DMRJ (see Note 14.)

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

Quantum SnifferTM QS-BTS Benchtop Explosives Detector

The two part QS-BTS systems consists of our QS-H150 Portable Explosives Detector, along with a base unit which contains a monitor, printer and power supply.  The QS-BTS functions as a benchtop system with the added capability of functioning as a portable, hand-held trace explosives detector. Optionally, and at any time, the QS-H150 may be connected for convenient access to spectrogram display and analysis tools, administrative tools, and diagnostics.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses our judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.  The following updates our critical accounting policies through the fiscal quarter ended March 31, 2010.

•
Warrant Derivative Liability.  Accounting Standards Codification (“ASC) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that the company issues additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price of the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and nine months ended March 31, 2010, we recorded non-cash benefit (charge) of $48,000 and ($247,000), respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability.

•
Fair Value of Note Conversion Feature. ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that the company issues additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three and nine months ended March 31, 2010, we recorded non-cash benefit (charge) of $5,132,000 and ($11,608,000), respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability.

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

Other Income and Expense, Net

For the three months ended March 31, 2010, we recorded other income, net of $4,832,000 as compared with other expense, net of $362,000, for the comparable prior year period, an increase of $5,194,000. The increase was  primarily due to decreases in fair value of the note conversion option liability of $5,132,000 and warrant derivative liability of $48,000, both of which are related to our financing with DMRJ Group LLC and, to a lesser extent, by a $15,000 decrease in interest expense.  Interest expense decreased in the three months ended March 31, 2010, when compared to the comparable prior period, due to decreased amortization of debt discount related to our financing with DMRJ and to $59,000 of interest assessed by the State of California in the three months ended March 31, 2009, resulting from a sales tax audit of Accurel that we are appealing.  Offsetting these decreases in interest expense is increased interest expense due to higher borrowings under our credit facility with DMRJ and higher interest rates on these borrowing. Interest income decreased $1,000 to $14,000, in the three months ended March 31, 2010 from $15,000, for the comparable prior year period, due to decreased interest income associated with the note receivable issued to us as part of the Core asset sale.

Income (Loss) from Continuing Operations

Income from continuing operations for the three months ended March 31, 2010 was $3,530,000 as compared with a loss of $8,549,000 for the comparable prior year period, an increase of $12,079,000, or 141.2%.  The increase in income from continuing operations is primarily the result of the $5,700,000 charge recorded to settle the litigation with Evans Analytical in the three months ended March 31, 2009, to decreases in fair value of the note conversion option liability of $5,132,000 and warrant derivative liability of $48,000, both of which are related to our financing with DMRJ Group LLC and, to a lesser extent, decreased operating expenses, primarily legal fees associated with that litigation.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2010 were $3,085,000 as compared with $5,825,000 for the comparable prior year period, a decrease of $2,740,000, or 47.0%.  The decrease in selling, general and administrative expenses is due primarily to decreased legal fees, decreased payroll and related fringe benefits costs resulting from a reduction in personnel, decreased variable selling expenses due to the significant decrease in sales of our security products, decreased rent and related occupancy costs, decreased depreciation and amortization, partially offset by an increase in consulting fees and increased loan financing fees.

Litigation Settlements

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

Other Income and Expense, Net

For the nine months ended March 31, 2010, we recorded other expense, net of $13,735,000 as compared with other expense, net of $802,000, for the comparable prior year period, an increase of $12,933,000.  The increase in other expense, net is primarily a result of due to changes in fair value of the note conversion option liability of $11,608,000 and warrant derivative liability of $247,000, both of which are related to our financing with DMRJ Group LLC, an increase in interest expense of $744,000 due to the amortization of debt discount related to our financing with DMRJ, increased borrowings under our credit facility with DMRJ Group LLC and higher interest rates on these borrowings. For the nine months ended March 31, 2009, interest expense included $568,000 assessed on the Series D Preferred Stock due to our failure to meet the amended redemption date, $90,000 of forbearance fees due to cure events of default under our former credit facility and $59,000 assessed by the State of California, resulting from a sales tax audit of Accurel that we are appealing.  Other factors attributing to the increase in other expense, net are:  the realized gain of $468,000 on the transfer of our investment in CorNova common stock as part of the senior secured convertible promissory note issuance and the realization of the $123,000 unrealized loss of our share of CardioTech International stock owned by CorNova in the three months ended March 31, 2009. Interest income increased $11,000 to $46,000, in the nine months ended March 31, 2010 from $35,000, for the comparable prior year period, due to interest income associated with the note receivable issued to us as part of the Core asset sale.

Loss from Continuing Operations

Loss from continuing operations for the nine months ended March 31, 2010 was $16,926,000 as compared with a loss of $11,273,000 for the comparable prior year period, an increase of $5,653,000, or 50.1%.  The increase in loss from continuing operations is primarily the result of changes in fair value of the note conversion option liability of $11,608,000 and warrant derivative liability of $247,000, both of which are related to our financing with DMRJ Group LLC, and, to a lesser extent, decreased sales of our security products, an increase in interest expense and the realized gain of $468,000 on the transfer of our investment in CorNova common stock in the nine months ended March 31, 2009, partially offset by the $5,700,000 charge recorded to settle the litigation with Evans Analytical in the three months ended March 31, 2009, and, to a lesser extent, decreased operating expenses and recognition of the lease termination litigation benefit.

Preferred Distribution, Deemed Dividends and Accretion

Preferred distribution, dividends and accretion on the Series F Preferred Stock for the nine months ended December 31, 2009 was $329,000 as compared with $207,000 on the Series D Preferred Stock for the comparable prior year, an increase of $122,000. The Series F Preferred Stock, issued on July 1, 2009 and August 31, 2009, contained beneficial conversion features which amounted to $329,000 and is accounted for as a deemed dividend. The Series D Preferred Stock was extinguished on December 10, 2008.

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

During the nine months ended March 31, 2010 we had net cash outflows of $5,690,000 from operating activities of continuing operations as compared to net cash outflows from operating activities of continuing operations of $3,315,000 for the comparable prior year period.  The $2,375,000 increase in net cash used in operating activities of continuing operations during the nine months ended March 31, 2010, as compared to the comparable prior year period, was primarily a result of (i) a decrease in accounts payable of $1,469,000, compared to an increase in accounts payable of $1,173,000 in the prior period due to the payment of outstanding obligations; (ii) a decrease of $227,000 in deferred revenue, compared to a $49,000 decrease in deferred revenue in the prior period due primarily to the timing of customer advance payments; (iii) a $467,000 increase in prepaid expenses, compared to a $340,000 increase in prepaid expenses in the prior period, due to vendor prepayment requirements on inventory procurement; and (iv) a $116,000 increase in accounts receivable, compared to a $532,000 increase in accounts receivable in the prior period, partially offset by a $446,000 decrease in loss from continuing operations in the nine months ended March 31, 2010, as compared with the comparable prior period, after adjusting for non-cash items.  For the nine months ended March 31, 2010, we had net cash inflows of $2,000 from operating activities of discontinued operations, compared with net cash inflows of $59,000 from operating activities of discontinued operations for the comparable prior year period, a decrease of $57,000, due a decrease in cash provided by accounts receivable in the nine months ended March 31, 2010.

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

For the three months ended March  31, 2010 and 2009, we recorded $0 and $304,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note.  For the nine months ended March 31, 2010 and 2009, we recorded $1,107,000 and $385,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured promissory note. As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

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

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale. As of March 31, 2010, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and issued the additional shares to DMRJ. The Series F Preferred Stock is convertible into that number of shares of common stock which equals the original issue price of the Series F Preferred Stock ($0.08 per share) divided by the “Series F Conversion Price” all of the 1,646,663 shares of Series F Preferred Stock held by DMRJ were convertible into 16,466,630 shares of commor stock, or 25% of our common stock, calculated on a fully diluted basis. In the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect, the Series F Conversion Price will be automatically adjusted to equal the price per share at which such shares are issued.  This reset provisions completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event.  The anti-dilution protection will not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

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

On August 5, 2009, we entered into a second amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued DMRJ a bridge note in the principal amount of $700,000.  The note bore interest at the rate of 25% per annum. The outstanding principal balance and all interest due under this bridge note were paid on September 4, 2009.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management identified a material weakness in respect of our internal controls over financial reporting, specifically in our controls over the adoption of Accounting Standards Codification (“ASC”) 815-40-15 - “Derivatives and Hedging.” related to the non-cash accounting treatment of financial instruments which are not deemed to be indexed to the company’s common stock. Further, we are restating the aforementioned quarters to record, as of July 1, 2009 and August 31, 2009, the commitment dates of our Series F Convertible Preferred Stock, to record the deemed dividend resulting from the beneficial conversion feature contained in the Series F Convertible Preferred Stock, as required under Accounting Standards Codification (“ASC”) 470-20 “Debt.” As a result of this material weaknesses, our Chief Executive Officer and Chief Financial Officer, concluded that, we did not maintain effective internal control over financial reporting as of March 31, 2010 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Dated:  March 10, 2011