Form 10-Q
period 2010-12-31
IMPLANT SCIENCES CORP
filed 2011-03-21
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2010 (unaudited) and June 30, 2010	3
	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2010 and 2009 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4T.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
	Signatures	40

Implant Sciences Corporation
Condensed Consolidated Balance Sheets

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$152,000	$-
Restricted cash and investments	1,276,000	1,714,000
Accounts receivable-trade, net of allowance of $65,000 and $84,000, respectively	1,875,000	73,000
Accounts receivable, unbilled	-	29,000
Note receivable	537,000	177,000
Inventories	1,279,000	960,000
Prepaid expenses and other current assets	339,000	859,000
Total current assets	5,458,000	3,812,000
Property and equipment, net	116,000	152,000
Note receivable	-	574,000
Restricted cash and investments	312,000	312,000
Other non-current assets	106,000	107,000
Total assets	$5,992,000	$4,957,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$-	$11,000
Senior secured convertible note, net	3,760,000	3,920,000
Senior secured note	1,000,000	1,000,000
Line of credit	10,994,000	8,143,000
Current maturities of long-term debt and obligations under capital lease	19,000	18,000
Note payable - related party	-	100,000
Payable to Med-Tec	54,000	55,000
Accrued expenses	2,942,000	2,668,000
Accounts payable	2,940,000	2,974,000
Deferred revenue	915,000	182,000
Note conversion option liability	17,698,000	10,686,000
Total current liabilities	40,322,000	29,757,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	49,000	67,000
Warrant derivative liability	434,000	278,000
Total long-term liabilities	483,000	345,000
Total liabilities	40,805,000	30,102,000

Commitments and contingencies

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 27,897,160 and 24,634,740 at September 30, 2010 and June 30, 2010 shares issued and outstanding, respectively	2,790,000	2,463,000
Series F Convertible Preferred Stock, no stated value; 2,000,000 sharesauthorized, 1,646,663 shares outstanding (liquidation value $274,000)	274,000	274,000
Additional paid-in capital	61,566,000	61,539,000
Accumulated deficit	(99,370,000)	(89,332,000)
Deferred compensation	-	(16,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' deficit	(34,813,000)	(25,145,000)
Total liabilities and stockholders' deficit	$5,992,000	$4,957,000

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
Revenues:
Security products	$3,147,000	$496,000	$4,151,000	$2,131,000
Government contracts and services	-	107,000	-	292,000
	3,147,000	603,000	4,151,000	2,423,000
Cost of revenues	1,725,000	477,000	2,361,000	1,456,000
Gross margin	1,422,000	126,000	1,790,000	967,000
Operating expenses:
Research and development	650,000	576,000	1,120,000	1,171,000
Selling, general and administrative	1,304,000	842,000	2,452,000	2,069,000
Litigation settlement	-	(384,000)	-	(384,000)
	1,954,000	1,034,000	3,572,000	2,856,000
Loss from operations	(532,000)	(908,000)	(1,782,000)	(1,889,000)
Other income (expense), net:
Interest income	2,000	14,000	14,000	32,000
Interest expense	(586,000)	(797,000)	(1,102,000)	(1,564,000)
Change in fair value of warrant derivative liability	(187,000)	(302,000)	(156,000)	(295,000)
Change in fair value of note conversion option liability	(8,088,000)	(17,116,000)	(7,012,000)	(16,740,000)
Total other expense, net	(8,859,000)	(18,201,000)	(8,256,000)	(18,567,000)
Loss from continuing operations	(9,391,000)	(19,109,000)	(10,038,000)	(20,456,000)
Preferred distribution, deemed dividends and accretion	-	-	-	(329,000)
Loss from continuing operations applicable to common shareholders	(9,391,000)	(19,109,000)	(10,038,000)	(20,785,000)
Net loss from discontinued operations	-	-	-	(20,000)
Net loss applicable to common shareholders	$(9,391,000)	$(19,109,000)	$(10,038,000)	$(20,805,000)
Net loss	$(9,391,000)	$(19,109,000)	$(10,038,000)	$(20,476,000)

Loss per share from continuing operations, basic and diluted	$(0.35)	$(1.18)	$(0.38)	$(1.30)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.35)	$(1.18)	$(0.38)	$(1.32)
Loss per share from discontinued operations, basic and diluted	$-	$-	$-	$(0.00)
Loss per share applicable to common shareholders, basic and diluted	$(0.35)	$(1.18)	$(0.38)	$(1.32)
Net loss per share, basic and diluted	$(0.35)	$(1.18)	$(0.38)	$(1.30)
Weighted average shares used in computing net loss per common share, basic and diluted	26,553,282	16,157,529	26,215,809	15,790,862

The accompanying notes are an integral part of these financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,038,000)	$(20,476,000)
Less: Net loss from discontinued operations	-	(20,000)
Loss from continuing operations	(10,038,000)	(20,456,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	49,000	67,000
Bad debt (recoveries) expense	(19,000)	28,000
Share-based compensation expense	102,000	79,000
Debt discount amortization	-	1,107,000
Note payment discount	201,000	-
Loss on disposal of equipment	2,000	-
Fair value of warrants issued to non-employees	(4,000)	16,000
Common stock issued to consultants	8,000	63,000
Change in fair value of warrant derivative liability	156,000	295,000
Change in fair value of note conversion option liability	7,012,000	16,740,000
Litigation settlement	-	(384,000)
Changes in assets and liabilities:
Accounts receivable	(1,336,000)	167,000
Inventories	(319,000)	305,000
Prepaid expenses and other current assets	520,000	307,000
Cash overdraft	(11,000)	(6,000)
Accounts payable	(33,000)	(935,000)
Accrued expenses	224,000	(172,000)
Deferred revenue	733,000	(237,000)
Net cash used in operating activities of continuing operations	(2,753,000)	(3,016,000)
Net cash provided by operating activities of discontinued operations	-	17,000
Net cash used in operating activities	(2,753,000)	(2,999,000)
Cash flows from investing activities:
Purchases of property and equipment	(15,000)	(3,000)
Transfer to restricted funds, net	21,000	127,000
Payments received on note receivable	63,000	90,000
Net cash provided by investing activities of continuing operations	69,000	214,000
Net cash used in investing activities of discontinued operations	-	-
Net cash provided by investing activities	69,000	214,000
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	2,000	-
Proceeds from the issuance of senior secured promissory note	-	1,000,000
Principal repayments of long-term debt and capital lease obligations	(17,000)	(9,000)
Net borrowings on line of credit	2,851,000	1,819,000
Net cash provided by financing activities of continuing operations	2,836,000	2,810,000
Net cash used in discontinued operations	-	-
Net cash provided by financing activities	2,836,000	2,810,000
Net change in cash and cash equivalents	152,000	25,000
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$152,000	$25,000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$767,000	$160,000

Non-cash Investing and Financing Activity:
Series F convertible preferred stock beneficial conversion feature	$-	$329,000
Conversions of senior secured convertible promissory note to common shares	160,000	120,000
Conversion of convertible promissory note - related party	100,000	-
Fair value of Series F convertible preferred stock	-	274,000
Common stock issued to consultants	8,000	63,000

The accompanying notes are an integral part of these financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Sale of Core – Note Receivable

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

On December 30, 2010, we entered into a payoff agreement with Core Systems Incorporated, pursuant to which we agreed to reduce the amount due under the note by $201,000, from $688,000 to $487,000.  The agreed upon payroll amount, $537,000,  includes the agreed upon note amount of $487,000 and $50,000, being the estimated amount needed to pay the California sales / use tax obligation resulting from the Core Systems asset sale. Per the terms of the payoff agreement, Core Systems Incorporated agreed to remit $487,000 no later than January 14, 2011 and three equal monthly installments of approximately $16,700, commencing on January 31, 2011.   All of the agreed upon payments, currently due, have been received.

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the six months ended December 31, 2010, we reported a loss from continuing operations of $10,038,000 and used $2,753,000 in cash from operations.  As of December 31, 2010, we had an accumulated deficit of approximately $99,370,000 and a working capital deficit of $34,864,000.  Management continually evaluates plans to reduce our operating expenses and increase our cash flow from operations.  Failure to achieve our projections may require us to seek additional financing or discontinue operations.

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations through March 31, 2011 and, if we are successful in refinancing our obligations to DMRJ, for the near future If we are successful in refinancing these obligations, there can still be no assurances that sales will materialize as forecasted, management will be successful in executing its business plan, and/or any capital we raise will be sufficient to fund operations indefinitely. Management will therefore continue to closely monitor and attempt to control our costs and actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through our lending institutions. Future expenditures for research and product development are discretionary and can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.  Our financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We have experienced an increase in security revenue in the six-month period ended December 31, 2010 as compared with the comparable prior year period, relating to an increase in unit sales of our trace explosives products. Security product sales tend to have a long sale cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we have increased our sales staff and have entered into several distribution agreements.  However, there can be no assurance that these efforts will increase revenue.

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have experienced a decline in government contract revenue and for the six months ended December 31, 2010 we recorded no revenues from government contracts, due to the expiration of several contracts and our inability to secure new contracts.  Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of our facility with DMRJ. As of the most recent amendments and modifications, entered into on September 30, 2010, we have a $10,000,000 line of credit with DMRJ and the maturity of all our indebtedness to DMRJ has been extended until March 31, 2011 (see Note 12). For the six months ended December 31, 2010, we recorded non-cash charges of $156,000 and $7,012,000, in our statement of operations, to record the change in fair value of the warrant derivative liability and note conversion option liability, respectively.  For the six months ended December 31, 2009, we recorded non-cash charges of $295,000 and $16,740,000, in our statement of operations, to record the change in fair value of the warrant derivative liability and note conversion option liability, respectively (see Notes 13 and 14). We expect to record recurring non-cash adjustments to earnings in subsequent reporting periods, as a result of changes in fair value of the warrant and the conversion option which will be subject to, among other factors, changes from time to time in the price of our common stock.

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  All intercompany balances and transactions have been eliminated in consolidation. The results of operations and cash flows for the three and six months ended December 31, 2010  may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as of and for the year ended June 30, 2010.

The balance sheet at June 30, 2010 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include our operations in Massachusetts and California.

As a result of our decision to dispose of the medical business unit, the operating results of the medical business unit are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three and six months ended December 31, 2009.

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

Our financial instruments at December 31, 2010 include cash equivalents, restricted cash, accounts receivable, note receivable, accounts payable and senior secured convertible promissory note. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, as included in Note 12, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the fair value measurements of assets and liabilities as of December 31, 2010:

		Fair Value Measurements as of December 31, 2010
Description	Carrying Value at Dec. 31, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Note conversion option liability	$17,698,000	$-	$-	$17,698,000
Warrant derivative liability	434,000	-	-	434,000
Senior secured convertible promissory note	3,760,000	-	-	3,760,000
Senior secured promissory note	1,000,000	-	-	1,000,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that are measured at fair value for each reporting period:

	Note Conversion Option Liability Six Months Ended December 31,		Warrant Derivative Liability Six Months Ended December 31,
	2010	2009	2010	2009

Balance at July 1,	$10,686,000	$1,183,000	$278,000	$61,000
Net change in fair value of financial instrument	7,012,000	16,740,000	156,000	295,000
Balance at December 31,	$17,698,000	$17,923,000	$434,000	$356,000

4.	Restricted Cash and Investments – Current and Long-Term

As of December 31, 2010 and June 30, 2010, we had restricted cash and investments, with maturities of less than one year, of $1,276,000 and $1,714,000, respectively and restricted investments, with maturities of more than one year, of $312,000 and $312,000, respectively.  Restricted cash and investments consisted of the following:

	December 31, 2010	June 30, 2010
Current assets
Money market account	$-	$439,000
Certificates of deposit	1,250,000	1,250,000
Blocked account deposit	26,000	25,000
	$1,276,000	$1,714,000

Long-term assets
Certificates of deposit	312,000	312,000
	$312,000	$312,000

The restricted investment of $439,000 held in a money market account collateralizes our performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for security product which shipped in the first quarter of fiscal 2009. In September 2010, we entered into a supplementary agreement, effective as of February 2010, to extend the warranty period for the security product through August 2011 with China Civil Aviation Technology & Equipment Corporation (“AVITEC”).  To guarantee our performance under the supplementary warranty bond, and in view of the fact that we were not able to negotiate an extension to the existing letter of credit, AVITEC claimed compensation and drew against the letter of credit in July 2010 resulting in the transfer of $418,000 of funds held in the money market account to AVITEC. Upon expiration of the warranty bond in August 2011, AVITEC will transfer $418,000 to us, less nominal bank fees. As of December 31, 2010, the funds transferred to AVITEC are included in our accounts receivable. The remaining funds held in the money market account, $21,000, were transferred to our operating account.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to our agreement with DMRJ (See Note 12), we are required to maintain a balance of at least $500,000 in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement.  On December 16, 2008, we deposited $500,000 into a bank account pursuant to the blocked account agreement.  On March 12, 2009, we entered into a letter agreement with DMRJ, pursuant to which DMRJ consented to grant us access to $250,000 out of the funds held in the blocked account for a period commencing on March 12, 2009 through, but not including, April 15, 2009 at which date we were required to maintain a minimum balance of not less that $500,000 in the blocked account.  On June 24, 2009, DMRJ consented to grant us access to an additional $25,000, which was deposited into the account on July 8, 2009.  On July 16, 2009, DMRJ consented to the reduction in the minimum balance required to be maintained in the blocked account through September 3, 2009, after which time we were required to maintain a minimum balance of at least $500,000 in the blocked account.  On December 14, 2009, DMRJ consented to grant us access to the remaining $250,000 on deposit in the blocked account, of which $150,000 was applied against our obligation to DMRJ under the line of credit.  As of December 31, 2009, DMRJ waived the requirement to maintain a deposit balance of at least $500,000 in such account. As of December 31, 2010 and June 30, 2010, the balance in the blocked account was $0.

On September 4, 2009, we entered into an additional credit agreement with DMRJ. In connection with the credit agreement, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the revolving note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of December 31, 2010 and June 30, 2010, the balance in the blocked collections account was $26,000 and $25,000, respectively.

The restricted investments of $1,562,000 held in certificates of deposit collateralizes our performance under three irrevocable letters of credit issued in April 2010, aggregating to $1,488,000, plus the bank required collateralization deposit of $74,000: (1) provides performance security equal to 5% of the contract amount; (2) provides warranty performance security equal to 5% of the contract amount; and, (3) provides security equal to 15% of the contract amount against an advance deposit under the terms of our contract with the India Ministry of Defence. During the three months ended December 31, 2010, we amended two of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between July 2, 2011 – October 5, 2012.

5.	Stock Based Compensation

Our condensed consolidated statements of operations for the three months ended December 31, 2010 and 2009 include $37,000 and $36,000, respectively, of compensation costs, with no income tax benefit, related to our stock-based compensation arrangements for employee and non-employee director awards.  For the six months ended December 31, 2010 and 2009 our condensed consolidated statements of operations includes $102,000 and $79,000, respectively, of compensation costs with no income tax benefit, related to our stock-based compensation arrangements for employee and non-employee director awards. As of December 31, 2010, the total amount of unrecognized stock-based compensation expense was approximately $216,000, which will be recognized over a weighted average period of 3.0 years.

As of December 31, 2010, there were options outstanding to purchase 3,796,288 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

6.	Related Party Transactions

In conjunction with our acquisition of Ion Metrics, Inc. in April 2008, we entered into a fixed asset lease agreement with Ferran Scientific, Inc., we entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former Ion Metrics chairman. The lease, assumed as part of the Ion Metrics, Inc. acquisition, expires on December 31, 2013, under the terms of which we are leasing certain property and equipment, with annual lease payments of approximately $31,000 per year.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Robert Liscouski, a member of our Board of Directors, serves as the head of strategic and business development programs at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the three and six months ended December 31, 2010, this advisory firm was paid $58,000 and $87,000, respectively.  During the three and six months ended December 31, 2009, this advisory firm was paid $45,000 and $108,000, respectively. As of December 31, 2010, our obligation to the advisory firm was $29,000.

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

As of December 31, 2010 and June 30, 2010, our obligation under the note for borrowed funds amounted to $0 and $100,000, respectively.  As of December 31, 2010, our obligation to Mr. Turmelle for accrued interest approximated $11,000.

8.	Inventories

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

	December 31, 2010	June 30, 2010
Raw materials	$499,000	$350,000
Work in progress	42,000	47,000
Finished goods	738,000	563,000
Total inventories	$1,279,000	$960,000

At both December 31, 2010 and June 30, 2010, our reserves for excess and slow-moving inventories were $43,000.

9.	Property and Equipment

Property and equipment consist of the following:

	December 31, 2010	June 30, 2010
Machinery and equipment	$378,000	$383,000
Computers and software	372,000	358,000
Furniture and fixtures	8,000	8,000
Leasehold improvements	77,000	77,000
Equipment under capital lease	61,000	61,000
	896,000	887,000
Less: accumulated depreciation and amortization	780,000	735,000
	$116,000	$152,000

For the three months ended December 31, 2010 and 2009, depreciation expense was approximately $23,000 and $33,000, respectively.  For the six months ended December 31, 2010 and 2009, depreciation expense was approximately $49,000 and $67,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2010	June 30, 2010
Accrued compensation and benefits	$800,000	$753,000
Accrued taxes	592,000	603,000
Accrued legal and accounting	74,000	179,000
Accrued interest	1,034,000	705,000
Accrued warranty costs	189,000	144,000
Other accrued liabilities	253,000	284,000
	$2,942,000	$2,668,000

11.	Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of December 31, 2010 and 2009, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

Common stock equivalents excluded from the earnings per share calculation for the three and six months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Common stock equivalents excluded
Stock options	2,043,477	24,720	1,892,660	73,974
Warrants	1,012,857	41,199	981,768	125,685
Convertible debt	47,000,000	56,051,498	47,000,000	56,154,110
Convertible preferred stock	16,466,630	16,466,630	16,466,630	16,466,630
	66,522,964	72,584,047	66,341,058	72,820,399

12.	Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of December 31, 2010 and June 30, 2010 was approximately $54,000 and $55,000, respectively.

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

For the three months ended December 31, 2010 and 2009, we recorded $0 and $482,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note.  For the six months ended December 31, 2010 and 2009, we recorded $0 and $1,107,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note. As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2010 and 2009, we recorded non-cash charges of $8,088,000 and $17,116,000, respectively, in our statement of operations to record the change in fair value of the note conversion option liability. For the six months ended December 31, 2010 and 2009, we recorded non-cash charges of $7,012,000 and $16,740,000, respectively, in our statement of operations to record the change in fair value of the note conversion option liability. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability (see Note 13).

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. Such payments will be due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.  For the period September 4, 2009 through December 31, 2010, we experienced a net loss and no such payments were due or payable to DMRJ as of December 31, 2010.

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

On April 23, 2010, we entered into an omnibus second amendment to credit agreement and fourth amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $5,000,000 to $10,000,000; and (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under each of the promissory notes described in the preceding paragraph was extended from June 10, 2010 to December 31, 2010.

On September 30, 2010, we entered into an omnibus third amendment to the credit agreement and fifth amendment to note and warrant purchase agreement  pursuant to which the maturity of all of the our indebtedness to DMRJ, including indebtedness in the preceding paragraphs, was extended from December 31, 2010 to March 31, 2011.

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

As of February 28, 2011, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,680,000, $1,000,000 and $12,325,000, respectively.  Further, as of January 31, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,139,000.

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

ASC 815-40-15 “Derivatives and Hedging”, requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended December 31, 2010 and 2009, we recorded non-cash charges of $8,088,000 and $17,116,000, respectively, in our statement of operations. For the six months ended December 31 2010 and 2009, we recorded non-cash charges of $7,012,000 and $16,740,000, respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors.  The note conversion option liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Note Conversion Option Liability - Fair Value Calculation
	July 1, 2009	September 30, 2009	December 31, 2009	June 30, 2010	September 30, 2010	December 31, 2010

Convertible debt amount	$4,600,000	$4,600,000	$4,480,000	$3,920,000	$3,920,000	$3,760,000
Potential number of convertible shares	57,500,000	57,500,000	56,000,000	49,000,000	49,000,000	47,000,000
Conversion price	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.08	$0.08	$0.40	$0.30	$0.26	$0.46
Expected volatility	93.7%	95.5%	95.9%	157.1%	161.0%	165.1%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	0.31%	0.12%	0.17%	0.17%	0.19%	0.14%
Expected term (years)	0.44	0.19	0.44	0.25	0.50	0.25
Fair value	$1,183,000	$807,000	$17,923,000	$10,686,000	$9,610,000	$17,698,000

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

ASC 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended December 31, 2010 and 2009, we recorded non-cash charges of $187,000 and $302,000, respectively in our statement of operations. For the six months ended December 31, 2010 and 2009, we recorded non-cash charges of $156,000 and $295,000, respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability - Fair Value Calculation
	July 1, 2009	September 30, 2009	December 31, 2009	June 30, 2010	September 30, 2010	December 31, 2010

Shares eligible to be purchased	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Exercise price	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.08	$0.08	$0.40	$0.30	$0.26	$0.46
Expected volatility	104.0%	89.7%	88.7%	157.1%	161.0%	165.1%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk free interest rate	2.71%	2.37%	2.34%	1.17%	0.74%	0.99%
Expected life	4.50	4.19	3.94	3.44	3.19	2.94
Fair value	$61,000	$54,000	$356,000	$278,000	$247,000	$433,000

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of the date of issuance, we have recorded the relative fair value of the Series F Preferred Stock of approximately $274,000 against the July 1, 2009 senior secured promissory note, which is accreted to the note over the life of the note.  The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For three months ended December 31, 2010 and 2009, $0 and $120,000, respectively, was accreted to the note and is recorded as interest expense in our statement of operations.   For the six months ended December 31, 2010 and 2009, $0 and $274,000 was accreted to the note and is recorded as interest expense in our statement of operations. Accounting Standards Codification (“ASC”) 470-20 “Debt,” addresses the accounting for convertible instruments with beneficial conversion features.  In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the Series F Preferred Stock converts into. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009, the beneficial conversion feature on the Series F Preferred Stock was $329,000 and is accounted for as a deemed dividend.

17.	Stockholders’ Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using an option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued a five-year warrant to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which is accreted to the note and interest expense is recorded over the life of the note. In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08.  We adopted ASC 815-40-15 as of July 1, 2009 and reclassified $160,000 from additional paid in capital to the “Warrant Derivative Liability.” The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the six months ended December 31, 2010 and 2009, we recorded non-cash charges of $156,000 and $295,000, respectively, in our statement of operations (see Note 14). As of December 31, 2010, there were warrants outstanding to purchase 1,989,791 shares of our common stock at exercise prices ranging from $0.08 to $12.45 expiring at various dates between October 14, 2010 and June 27, 2015.

During the six months ended December 31, 2010 and 2009, we issued 12,420 and 0 shares of our common stock as a result of the exercise of options by our employees.

Employee Stock Purchase Plan

During the three and six months ended December 31, 2010, and 2009 we did not issue any shares of common stock to our employees pursuant to the terms of the 2006 Employee Stock Purchase Plan.

Treasury Stock and Other Transactions

In June 2004, our Board of Directors authorized us to repurchase up to 300,000 shares of our common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of December 31, 2010 and June 30, 2009, 10,545 shares were held in treasury at cost.  During each of the six months ended December 31, 2010 and 2009, we repurchased no shares of our common stock.  As of December 31, 2010, the maximum number of shares authorized to be repurchased were 289,455.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Income Taxes

We use the liability method to account for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The accounting standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of December 31, 2010, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

For the three and six months ended December 31, 2010 and 2009, we provided for no taxes as we have significant net loss carryforwards.

19.	Commitments and Contingencies

We lease manufacturing, research and office space in Wilmington, MA, the lease of which expires on January 31, 2015.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, we executed a sublease agreement for one of our California facilities.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, CA, which lease was renewed and expires on January 31, 2012.  Total rent expense, including assessments for maintenance and real estate taxes for the six months ended December 31, 2010 and 2009, for both continuing and discontinued operations was $156,000 and $264,000, respectively.

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

In April 2009, Silicon Valley CA-I, LLC, the lessor of such property to Accurel, filed suit against Accurel and Evans in the Superior Court of the State of California, County of Santa Clara, alleging nonpayment of rent. On June 24, 2009, Accurel entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that are past due under the lease, plus monthly rents owing under the lease, less the payment that Evans is required to make under the terms of the settlement agreement.  Accurel was required to pay such amount on or before September 4, 2009.   On September 4, 2009, Accurel remitted the settlement payment.  In accordance with the release and settlement agreement, provided that Accurel and Evans have complied with the terms of the lease and payment in accordance with the agreement, the lessor has agreed to dismiss the suit on or before September 14, 2009 and Accurel will have no further obligations or liabilities to the lessor.  On October 28, 2009, the request for dismissal was entered with the Superior Court of the State of California, County of Santa Clara.  As a result of the dismissal of litigation, we recorded a lease termination benefit of $384,000 related to Accurel’s lease obligations  in the three and six months ended December 31, 2009. The balance of the lease liability on December 31, 2010 and 2009 was $0, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of December 31, 2010, the balance due is approximately $27,000 and is included in current liabilities.

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

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain of the assets related to our brachytherapy products and divested our prostate seed and medical software businesses.  In March 2008, we informed our medical coatings customers of our intention to discontinue coating operations by the end of the 2008 calendar year. For the three and six months ended December 31, 2009, the operations of the Medical Business Unit have been recorded in our statements of operations as discontinued operations.

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

Results of Operations

Three Months Ended December 31, 2010 vs. December 31, 2009

Revenues

Security revenues for the three months ended December 31, 2010 were $3,147,000 as compared with $603,000 for the comparable prior year period, an increase of $2,544,000 or 421.9%.  Revenues from security products for the three months ended December 31, 2010 were $3,147,000 as compared with $496,000 for the comparable prior year period, an increase of $2,651,000 or 534.5%.  Revenues from government-funded contracts and other services for the three months ended December 31, 2010 were $0 as compared with $107,000 for the comparable prior year period, a decrease of $107,000.  The increase in security revenue is primarily a result of an increase in the number of units sold of our explosives detection products during the three months ended December 31, 2010 as compared to the comparable prior year period. The security product revenues increase is due to continued deployment of our portable explosives detectors in China, Spain, Mexico and Japan. Revenue from government contracts decreased due to the expiration of several contracts in the last quarter of our fiscal year ended June 30, 2010.  Until such time that we are successful in securing additional government contracts, we do not expect to report revenue from government contracts for the foreseeable future. We will continue to pursue these grants and contracts to support our research and development efforts in the areas of trace explosives detection.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2010 were $1,725,000 as compared with $477,000 for the comparable prior year period, an increase of $1,248,000 or 261.6%.  The increase in cost of revenues is primarily a result of increased unit sales of security product in the three months ended December 31, 2010 and increased manufacturing overhead.

Gross Margin

Gross margin for the three months ended December 31, 2010 was $1,422,000 or 45.2% of security revenues as compared with gross margin of $126,000 or 20.9% of security revenues for the comparable prior year period.  The increase in gross margin is a result of price reductions of our security products due to cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer and decreased per unit manufacturing overhead, as overhead costs were allocated to a higher volume.

Research, Development and Regulatory Expenses

Research and development expense for the three months ended December 31, 2010 was $650,000 as compared with $576,000 for the comparable prior year period, an increase of $74,000 or 12.8%.  The increase in research and development expenses in the three months ended December 31, 2010 is due primarily to increased contracted engineering resources engaged to assist with the development of the QS-B200 benchtop explosives detector, partially offset by decreased payroll and related fringe benefits costs resulting from a reduction in personnel. We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B200 benchtop explosives detector and the QS-Hx portable explosives detector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2010 were $1,304,000 as compared with $842,000 for the comparable prior year period, an increase of $462,000, or 54.9%.  The increase in selling, general and administrative expenses is due primarily to increased payroll, related fringe benefits costs and travel expense resulting from the addition of sales, marketing and administrative personnel, the Core note early termination payment discount of $201,000,  partially offset by decreased  loan financing fees, decreased rent and related occupancy costs and decreased bad debt expense.

Litigation Settlement

For the three months ended December 31, 2009, we recorded a lease termination benefit of $384,000.  The lease termination benefit resulted from the dismissal of litigation related to Accurel’s lease obligations in California on October 28, 2009. Accurel has no further obligations or liabilities to the lessor under its lease.

Other Income and Expense, Net

For the three months ended December 31, 2010, we recorded other expense, net of $8,859,000 as compared with other expense, net of $18,201,000, for the comparable prior year period, a decrease of $9,342,000, or 51.3%. The decrease was primarily due to decreases in the fair value adjustments recorded on the note conversion option liability of $8,088,000 and warrant derivative liability of $187,000, in the three months ended December 31, 2010, both of which are related to our financing with DMRJ Group LLC as compared to decreases in the fair value adjustments of $17,116,000 and $302,000, respectively, in the comparable prior period. Interest expense decreased $211,000 to $586,000 in the three months ended December 31, 2010 from $797,000 in the comparable prior period, due to due the decreased amortization of debt discount related to our financing with DMRJ. Offsetting these decreases in interest expense is increased interest expense due to higher borrowings under our credit facility with DMRJ. Interest income decreased $12,000 to $2,000, in the three months ended December 31, 2010 from $14,000, for the comparable prior year period, due to decreased interest income associated with the note receivable issued to us as part of the Core asset sale and due to the early termination payment discount negotiated on the note.

Loss from Continuing Operations

The loss from continuing operations for the three months ended December 31, 2010 was $9,391,000 as compared with a loss of $19,109,000 for the comparable prior year period, a decrease of $9,718,000, or 50.9%.  The decrease in the loss from continuing operations is primarily the result of the decreases in fair value adjustment recorded on the note conversion option liability and warrant derivative liability, both of which are related to our financing with DMRJ Group LLC and, to a lesser extent, decreased operating loss due to increased security product revenues and decreased interest expense, partially offset by increased operating expenses and the litigation benefit recorded in the three months ended December 31, 2009.

Six Months Ended December 31, 2010 vs. December 31, 2009

Revenues

Security revenues for the six months ended December 31, 2010 were $4,151,000 as compared with $2,423,000 for the comparable prior year period, an increase of $1,728,000 or 71.3%.  Revenues from security products for the six months ended December 31, 2010 were $4,151,000 as compared with $2,131,000 for the comparable prior year period, an increase of $2,020,000 or 94.8%.  Revenues from government-funded contracts and other services for the six months ended December 31, 2010 were $0 as compared with $292,000 for the comparable prior year period, a decrease of $292,000.  The increase in security revenue is primarily a result of an increase in the number of units sold of our explosives detection products during the six months ended December 31, 2010 as compared to the comparable prior year period. The security product revenues increase is due to continued deployment of our portable explosives detectors in China, Spain, Mexico and Japan. Revenue from government contracts decreased due to the expiration of several contracts in the last quarter of our fiscal year ended June 30, 2010.  Until such time that we are successful in securing additional government contracts, we do not expect to report revenue from government contracts for the foreseeable future. We will continue to pursue these grants and contracts to support our research and development efforts in the areas of trace explosives detection.

Cost of Revenues

Cost of revenues for the six months ended December 31, 2010 were $2,361,000 as compared with $967,000 for the comparable prior year period, an increase of $905,000 or 62.2%.  The increase in cost of revenues is primarily a result of increased unit sales of security product in the six months ended December 31, 2010 and increased manufacturing overhead.

Gross Margin

Gross margin for the six months ended December 31, 2010 was $1,790,000 or 43.1% of security revenues as compared with gross margin of $1,456,000 or 39.9% of security revenues for the comparable prior year period.  The increase in gross margin is a result of price reductions of our security products due to cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer and decreased per unit manufacturing overhead, as overhead costs were allocated to a higher volume.

Research, Development and Regulatory Expenses

Research and development expense for the six months ended December 31, 2010 was $1,120,000 as compared with $1,171,000 for the comparable prior year period, a decrease of $51,000 or 4.4%. The decrease in research and development expenses in the six months ended December 31, 2010 is due primarily to decreased payroll and related fringe benefits costs resulting from a reduction in personnel decreased, partially offset by increased contracted engineering resources engaged, in the three months ended December 31, 2010, to assist with the development of the QS-B200 benchtop explosives detector. We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B200 benchtop explosives detector and the QS-Hx portable explosives detector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2010 were $2,452,000 as compared with $2,069,000 for the comparable prior year period, an increase of $383,000, or 18.5%.  The increase in selling, general and administrative expenses is due primarily to increased payroll, related fringe benefits costs and travel expense resulting from the addition of sales, marketing and administrative personnel, the Core note early termination payment discount of $201,000,  partially offset by decreased legal fees, decreased loan financing fees, decreased rent and related occupancy costs and decreased bad debt expense.

Litigation Settlement

For the six months ended December 31, 2009, we recorded a lease termination benefit of $384,000.  The lease termination benefit resulted from the dismissal of litigation related to Accurel’s lease obligations in California on October 28, 2009. Accurel has no further obligations or liabilities to the lessor under its lease.

Other Income and Expense, Net

For the six months ended December 31, 2010, we recorded other expense, net of $8,256,000 as compared with other expense, net of $18,567,000, for the comparable prior year period, a decrease of $10,311,000, or 55.5%. The decrease was primarily due to decreases in the fair value adjustment recorded on the note conversion option liability of $7,012,000 and warrant derivative liability of $156,000, in the six months ended December 31, 2010, both of which are related to our financing with DMRJ Group LLC, as compared to decreases in the fair value adjustment of $16,740,000 and $295,000, respectively, in the comparable prior period. Interest expense decreased $462,000 to $1,102,000 in the six months ended December 31, 2010 from $1,564,000 in the comparable prior period, due to due the decreased amortization of debt discount related to our financing with DMRJ. Offsetting these decreases in interest expense is increased interest expense due to higher borrowings under our credit facility with DMRJ. Interest income decreased $14,000 to $32,000, in the six months ended December 31, 2010 from $14,000, for the comparable prior year period, due to decreased interest income associated with the note receivable issued to us as part of the Core asset sale and due to the early termination payment discount negotiated on the note.

Loss from Continuing Operations

The loss from continuing operations for the six months ended December 31, 2010 was $10,038,000 as compared with a loss of $20,456,000 for the comparable prior year period, a decrease of $10,418,000, or 50.9%.  The decrease in the loss from continuing operations is primarily the result of the decreases in fair value adjustment recorded on the note conversion option liability and warrant derivative liability, both of which are related to our financing with DMRJ Group LLC and, to a lesser extent, decreased operating loss due to increased security product revenues and decreased interest expense, partially offset by increased operating expenses and the litigation benefit recorded in the six months ended December 31, 2009.

Loss from Discontinued Operations

The net income from discontinued operations for the six months ended December 31, 2010 was $0, as compared with a loss from discontinued operations of $20,000 for the comparable prior year period, an increase of $20,000 due to the operations of our medical reporting unit

Preferred Distribution, Deemed Dividends and Accretion

Preferred distribution, deemed dividends and accretion on the Series F Preferred Stock for six months ended  December 31, 2010 was $0, compared with $329,000 for the comparable prior year, a decrease of $329,000.  The Series F Preferred Stock, issued on July 1, 2009 and August 31, 2009, contained beneficial conversion features which amounted to $329,000 and is accounted for as a deemed dividend.

Liquidity and Capital Resources

As of December 31, 2010 and June 30, 2010, we had approximately $152,000 and $0, respectively, in cash and cash equivalents. On March 31, 2011, we must repay in full our obligations to DMRJ under the amended and restated senior secured promissory note issued to DMRJ in March 2009, under a second secured promissory note issued in July 2009 and under a revolving credit facility established in September 2009.  As of December 31, 2010, our obligations under the two promissory notes and under the revolving credit facility were $3,760,000, $1,000,000 and $10,994,000, respectively. Further, as of December 31, 2010, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,023,000. As of February 28, 2011 our obligation to DMRJ under the two senior notes and under the revolving credit facility were $3,680,000, $1,000,000 and $12,325,000, respectively, reflecting increased borrowing under the revolving credit facility to fund working capital. Further, as of February 28, 2011, our obligation to DMRJ for accrued interest under the senior secured convertible promissory note and the senior secured promissory note approximated $1,139,000.

During the six months ended December 31, 2010 we had net cash outflows of $2,753,000 from operating activities of continuing operations as compared to net cash outflows from operating activities of continuing operations of $3,016,000 for the comparable prior year period.  The $263,000 decrease in net cash used in operating activities of continuing operations during the six months ended December 31, 2010, as compared to the comparable prior year period, was primarily a result of (ii) a $733,000 increase in deferred revenue, compared to a $237,000 decrease in deferred revenue in the prior period due primarily to the receipt, in July 2010, of the advance deposit of $893,000 under our contract with the India Ministry of Defence and the timing of or application of customer advance payments; (ii) a $520,000 decrease in prepaid expenses, compared to a $307,000 decrease in prepaid expenses in the prior period, due to the receipt of inventory which had been prepaid; (iii) a $274,000 increase in accrued expenses, compared to a $172,000 decrease in accrued expenses, due primarily to increased accruals for interest on our borrowings with DMRJ; (iv) a decrease in accounts payable of $33,000, compared to a decrease in accounts payable of $935,000 in the prior period due to the payment of outstanding obligations; partially offset by (v) an a $1,386,000 increase in accounts receivable, compared to a $167,000 decrease in accounts receivable in the prior period, due to increased revenues in the six months ended December 31, 2010; and, (vi) by a $319,000 increase in inventories, compared to a $305,000 decrease in the prior period, due to the receipt of inventory purchased to fulfill our contract  with the India Ministry of Defence. For the six months ended December 31, 2010, we had no cash from operating activities of discontinued operations, compared with net cash inflows of $17,000 from operating activities of discontinued operations for the comparable prior year period, a decrease of $17,000.

During the six months ended December 31, 2010 we had net cash inflows of $69,000 from investing activities of continuing operations as compared to net cash inflows of $214,000 from investing activities of continuing operations for the comparable prior year period.  The $145,000 decrease in net cash provided by investing activities of continuing operations during the six months ended December 31, 2010, as compared to the comparable prior year period, was primarily a result of $106,000 decrease in cash transferred from restricted funds, a $27,000 decrease in note receivable payments and to a $12,000 increase in cash used to purchase property and equipment.

During the six months ended December 31, 2010 we had net cash inflows of $2,836,000 from financing activities of continuing operations as compared to net cash inflows of $2,810,000 from financing activities of continuing operations for the comparable prior year period.  The $26,000 increase in net cash from financing activities of continuing operations during the six months ended December 31, 2010, as compared to the comparable prior year period, was primarily a result of $2,851,000 in cash provided by the credit facility provided by DMRJ in September 2009, compared to $1,819,000 in cash provided by our credit facility in the six months ended December 31, 2010, partially offset by $1,000,000 in cash provided by the issuance of a senior secured note to DMRJ in July 2009 and an $8,000 increase in principal payment on capital lease obligation.  For the six months ended December 31, 2010, we received $2,000 in process from common stock due to the exercise of employee stock options.

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

Off-Balance Sheet Arrangements

As of December 31, 2010 we had three irrevocable standby letters of credit outstanding in the approximate amount of $1,488,000.

Three letters of credit aggregating to $1,488,000 (1) provides performance security equal to 5% of the contract amount; (2) provides warranty performance security equal to 5% of the contract amount; and, (3) provides security equal to 15% of the contract amount against an advance deposit under the terms of an order from the India Ministry of Defence.  During the three months ended December 31, 2010, we amended two of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between July 2, 2011 – October 5, 2012.

As of December 31, 2010, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805),” which updates previous guidance on this topic and applies to all material transactions. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) had occurred as of the beginning of the comparable prior annual reporting period only. Additional amendments expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for fiscal years beginning after December 15, 2010 and is applied prospectively to business combinations completed on or after that date. The provisions are effective for the Company’s fiscal year ending June 30, 2012. We do not currently believe that the adoption of this update will have any effect on our consolidated financial position and results of operations.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will be required to repay all of our borrowings from DMRJ Group LLC on March 31, 2011.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of December 31, 2010, the outstanding balance due to DMRJ under two senior secured promissory notes and a revolving credit facility were $3,760,000, $1,000,000 and $10,994,000, respectively. Further, as of December 31, 2010, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,023,000.

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

In December 2010, DMRJ Group, LLC converted $160,000 of the principal amount owed by us under one of the promissory notes into 2,000,000 shares of our common stock, at an adjusted conversion price of $.08 per share.

The issuance of these securities to DMRJ is exempt from registration under the Securities Act pursuant to an exemption provided by Section 3(a)(9) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1 (1)	Payoff Agreement between Implant Sciences Corporation and Core Systems Incorporated dated as of December 30, 2010.

31.1 (1)	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

By:  /s/ Glenn D. Bolduc
Glenn D. Bolduc
President, Chief Executive Officer

Dated:  March 21, 2011