Form 10-Q
period 2011-03-31
IMPLANT SCIENCES CORP
filed 2011-05-16
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 6, 2011, there were 28,901,328 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2011 (unaudited) and June 30, 2010	3
	Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36-37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Removed and Reserved	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
	Signatures	40

PART I.	FINANCIAL INFORMATION

Implant Sciences Corporation
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,000	$-
Restricted cash and investments	1,275,000	1,714,000
Accounts receivable-trade, net of allowance of $76,000 and $84,000, respectively	844,000	73,000
Accounts receivable, unbilled	-	29,000
Note receivable	17,000	177,000
Inventories	1,183,000	960,000
Prepaid expenses and other current assets	1,911,000	859,000
Total current assets	5,240,000	3,812,000
Property and equipment, net	132,000	152,000
Note receivable	-	574,000
Restricted cash and investments	312,000	312,000
Other non-current assets	106,000	107,000
Total assets	$5,790,000	$4,957,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$-	$11,000
Senior secured convertible note, net	3,680,000	3,920,000
Senior secured note	1,000,000	1,000,000
Line of credit	13,292,000	8,143,000
Current maturities of long-term debt and obligations under capital lease	20,000	18,000
Note payable - related party	-	100,000
Payable to Med-Tec	48,000	55,000
Accrued expenses	3,023,000	2,668,000
Accounts payable	2,643,000	2,974,000
Deferred revenue	942,000	182,000
Note conversion option liability	16,031,000	10,686,000
Total current liabilities	40,679,000	29,757,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	58,000	67,000
Warrant derivative liability	399,000	278,000
Total long-term liabilities	457,000	345,000
Total liabilities	41,136,000	30,102,000

Commitments and contingencies (Note 19)

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 28,911,873 and 24,634,740 at March 31, 2011 and June 30, 2010 shares issued and outstanding, respectively	2,891,000	2,463,000
Series F Convertible Preferred Stock; not stated value; 2,000,000 shares authorized, 1,646,663 shares issued and outstanding (liquidation value $274,000)	274,000	274,000
Additional paid-in capital	61,573,000	61,539,000
Accumulated deficit	(100,011,000)	(89,332,000)
Deferred compensation	-	(16,000)
Treasury stock, 10,545 common shares, at cost	(73,000)	(73,000)
Total stockholders' deficit	(35,346,000)	(25,145,000)
Total liabilities and stockholders' deficit	$5,790,000	$4,957,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
Revenues:
Security products	$734,000	$636,000	$4,885,000	$2,767,000
Government contracts and services	-	92,000	-	384,000
	734,000	728,000	4,885,000	3,151,000
Cost of revenues	534,000	460,000	2,895,000	1,916,000
Gross margin	200,000	268,000	1,990,000	1,235,000
Operating expenses:
Research and development	829,000	554,000	1,949,000	1,725,000
Selling, general and administrative	1,078,000	1,016,000	3,530,000	3,085,000
Litigation settlement	-	-	-	(384,000)
	1,907,000	1,570,000	5,479,000	4,426,000
Loss from operations	(1,707,000)	(1,302,000)	(3,489,000)	(3,191,000)
Other income (expense), net:
Interest income	1,000	14,000	15,000	46,000
Interest expense	(637,000)	(362,000)	(1,739,000)	(1,926,000)
Change in fair value of warrant derivative liability	35,000	48,000	(121,000)	(247,000)
Change in fair value of note conversion option liability	1,667,000	5,132,000	(5,345,000)	(11,608,000)
Total other income (expense), net	1,066,000	4,832,000	(7,190,000)	(13,735,000)
(Loss) income from continuing operations	(641,000)	3,530,000	(10,679,000)	(16,926,000)
Preferred distribution, deemed dividends and accretion	-	-	-	(329,000)
(Loss) income from continuing operations applicable to common shareholders	(641,000)	3,530,000	(10,679,000)	(17,255,000)
Net loss from discontinued operations	-	-	-	(20,000)
Net (loss) income applicable to common shareholders	$(641,000)	$3,530,000	$(10,679,000)	$(17,275,000)
Net (loss) income	$(641,000)	$3,530,000	$(10,679,000)	$(16,946,000)

Basic (loss) income per share
(Loss) income per share from continuing operations	$(0.02)	$0.16	$(0.40)	$(0.95)
(Loss) income per share from continuing operations applicable to common shareholders	$(0.02)	$0.16	$(0.40)	$(0.97)
(Loss) income per share from discontinued operations	$-	$-	$-	$(0.00)
Net (loss) income per share applicable to common shareholders	$(0.02)	$0.16	$(0.40)	$(0.97)
Net (loss) income per share	$(0.02)	$0.16	$(0.40)	$(0.95)

Diluted (loss) income per share
(Loss) income per share from continuing operations	$(0.02)	$0.04	$(0.40)	$(0.95)
(Loss) income per share from continuing operations applicable to common shareholders	$(0.02)	$0.04	$(0.40)	$(0.97)
(Loss) income per share from discontinued operations	$-	$-	$-	$(0.00)
Net (loss) income per share applicable to common shareholders	$(0.02)	$0.04	$(0.40)	$(0.97)
Net (loss) income per share	$(0.02)	$0.04	$(0.40)	$(0.95)

Weighted average shares used
Basic	26,565,757	21,874,195	26,999,125	17,818,640
Diluted	26,565,757	93,610,722	26,999,125	17,818,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended March 31,
	2011	2010 (Restated)
Cash flows from operating activities:
Net loss	$(10,679,000)	$(16,946,000)
Less: Net loss from discontinued operations	-	(20,000)
Loss from continuing operations	(10,679,000)	(16,926,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation	72,000	95,000
Bad debt (recoveries) expense	(8,000)	32,000
Stock-based compensation expense	128,000	115,000
Debt discount amortization	-	1,107,000
Note payment discount	201,000	-
Loss on disposal of equipment	2,000	-
Fair value of warrants issued to non-employees	(4,000)	14,000
Common stock issued to consultants	9,000	107,000
Change in fair value of warrant derivative liability	121,000	247,000
Change in fair value of note conversion option liability	5,345,000	11,608,000
Litigation settlement	-	(384,000)
Changes in assets and liabilities:
Accounts receivable	(316,000)	116,000
Inventories	(223,000)	219,000
Prepaid expenses and other current assets	(1,052,000)	(467,000)
Cash overdraft	(11,000)	(6,000)
Accounts payable	(337,000)	(1,469,000)
Accrued expenses	305,000	129,000
Deferred revenue	760,000	(227,000)
Net cash used in operating activities of continuing operations	(5,687,000)	(5,690,000)
Net cash provided by operating activities of discontinued operations	-	2,000
Net cash used in operating activities	(5,687,000)	(5,688,000)
Cash flows from investing activities:
Purchases of property and equipment	(43,000)	(5,000)
Transfer to restricted funds, net	21,000	200,000
Payments received on note receivable	583,000	136,000
Net cash provided by investing activities of continuing operations	561,000	331,000
Net cash used in investing activities of discontinued operations	-	-
Net cash provided by investing activities	561,000	331,000
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	5,000	-
Proceeds from the issuance of senior secured promissory note	-	1,000,000
Principal repayments of long-term debt and capital lease obligations	(18,000)	(12,000)
Net borrowings on line of credit	5,149,000	4,379,000
Net cash provided by financing activities of continuing operations	5,136,000	5,367,000
Net cash used in discontinued operations	-	-
Net cash provided by financing activities	5,136,000	5,367,000
Net change in cash and cash equivalents	10,000	10,000
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$10,000	$10,000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,220,000	$318,000

Non-cash Investing and Financing Activity:
Series F Convertible Preferred Stock beneficial conversion feature	$-	$329,000
Conversions of senior secured convertible promissory note to common shares	240,000	480,000
Conversion of convertible promissory note to common shares - related party	100,000	-
Fair value of Series F Convertible Preferred Stock	-	274,000
Common stock issued to consultants	9,000	107,000
Equipment purchase under capital lease	11,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Sale of Accurel

In May 2007, as part of our strategic initiative to focus on our security business, we sold substantially all of the assets of our wholly owned semiconductor wafer analytical services subsidiary, Accurel Systems International Corporation (“Accurel”), to Evans Analytical Group LLC (“Evans”) in exchange for cash of $12,705,000, of which $1,000,000 was placed in escrow.

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

Traub had demanded that we indemnify him in connection with the Evans litigation. We refused to do so, and our insurer, Carolina Casualty Company, refused to advance Traub’s litigation expenses. In April 2009, Traub filed suit for breach of contract and indemnification against us and our insurer, demanding payment of his defense costs and indemnification with respect to the Evans litigation. In June 2010, we resolved the litigation with Evans and Traub, resulting in the cancellation of 1,000,000 shares of Series E Convertible Preferred Stock (see Note 15).

Sale of Core – Note Receivable

In November 2008, as part of our strategic initiative to focus on our security business, we sold substantially all of the assets of our wholly owned semiconductor wafer processing subsidiary, C Acquisition Corp., which had operated under the name Core Systems, to Core Systems Incorporated, an entity newly formed by the subsidiary’s general manager and certain other investors, for $3,000,000, of which $1,600,000 was payable pursuant to a promissory note, plus the assumption of certain liabilities.

On December 30, 2010, we entered into a payoff agreement with Core Systems Incorporated, pursuant to which we agreed to reduce the amount due under the note by $201,000, from $688,000 to $487,000 in exchange for accelerated payment of the note. Core Systems Incorporated agreed to pay the amount no later than January 14, 2011, and agreed to pay us an additional $50,000, which is  the amount we estimate is needed to pay the California sales and use tax obligation resulting from the Core Systems asset sale in three equal monthly installments of approximately $16,700, commencing on January 31, 2011. All of the agreed upon payments, currently due, have been received. The final payment was received on April 1, 2011.

CorNova

We had partnered with CorNova, Inc.; a privately-held, development stage company focused on the development of a next-generation drug-eluting stent, and were issued 1,500,000 shares of CorNova’s common stock representing a 15% ownership interest. In December 2008, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc. to DMRJ Group LLC in lieu of commitment fees, closing fees and other transaction related fees in connection with our issuance of the senior secured convertible promissory note (see Note 12).

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity, Going Concern and Management’s Plans

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC (“DMRJ”), we require additional capital in the first quarter of fiscal 2012 to repay our senior secured convertible promissory note, secured promissory note and line of credit, each of which mature on September 30, 2011, to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and to obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the nine months ended March 31, 2011, we reported a loss from continuing operations of $10,679,000 and used $5,687,000 in cash from operations.  As of March 31, 2011, we had an accumulated deficit of approximately $100,011,000 and a working capital deficit of $35,439,000.  Management continually evaluates plans to reduce our operating expenses and increase our cash flow from operations.  Failure to achieve our projections may require us to seek additional financing or discontinue operations.

Based on current sales, operating expense, cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations through September 30, 2011 and, if we are successful in refinancing our obligations to DMRJ, for the near future. If we are successful in refinancing these obligations, there can still be no assurances that sales will materialize as forecasted, that management will be successful in executing its business plan, and/or any capital we raise will be sufficient to fund operations indefinitely. Management will therefore continue to closely monitor and attempt to control our costs and actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through our lending institutions. Future expenditures for research and product development are discretionary and can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.  Our financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have suffered recurring losses from operations.  Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

There can be no assurances that our forecasted results will be achieved or that we will be able to raise additional capital necessary to operate our business.  These conditions raise substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have experienced an increase in security revenue in the nine-month period ended March 31, 2011 as compared with the comparable prior year period, relating to an increase in unit sales of our trace explosives products. Security product sales tend to have a long sale cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we have increased our sales staff and have entered into several new distribution agreements.  However, there can be no assurance that these efforts will increase revenue.

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have experienced a decline in government contract revenue and for the nine months ended March 31, 2011 and have recorded no revenues from government contracts, due to the expiration of several contracts and our inability to secure new contracts.  Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of our facility with DMRJ. As of the most recent amendments and modifications, entered into on April 7, 2011 we have a $15,000,000 line of credit with DMRJ and the maturity of all our indebtedness to DMRJ has been extended until September 30, 2011 (see Note 12). Further, as amended on April 7, 2011, the conversion price of the senior secured convertible promissory note and the exercise price of the warrant issued to DMRJ were fixed at $0.08 per share. For the nine months ended March 31, 2011, we recorded non-cash charges of $121,000 and $5,345,000, in our statement of operations, to record the change in fair value of the warrant derivative liability and note conversion option liability, respectively.  For the nine months ended March 31, 2011, we recorded non-cash charges of $247,000 and $11,608,000, in our statement of operations, to record the change in fair value of the warrant derivative liability and note conversion option liability, respectively (see Notes 13 and 14). We expect to record recurring non-cash adjustments to earnings through April 7, 2011, as a result of changes in fair value of the warrant and the conversion option which will be subject to, among other factors, changes from time to time in the price of our common stock.

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  All intercompany balances and transactions have been eliminated in consolidation. The results of operations and cash flows for the three and nine months ended March 31, 2011 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as of and for the year ended June 30, 2010.

The balance sheet at June 30, 2010 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include our operations in Massachusetts and California.

As a result of our decision to dispose of the medical business unit, the operating results of the medical business unit are presented in the accompanying condensed consolidated statements of operations as discontinued operations for the three and nine months ended March 31, 2010.

Additionally, the following notes to the condensed consolidated financial statements include disclosures related to our continuing operations unless specifically identified as disclosures related to discontinued operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  Management bases our estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, fair value calculation of our note conversion liability and warrant derivative liability, useful lives of property and equipment, inventory reserves, valuation for goodwill and acquired intangible assets.

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

Our financial instruments at March 31, 2011 include cash equivalents, restricted cash, accounts receivable, note receivable, accounts payable and senior secured convertible promissory note. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, as included in Note 12, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the fair value measurements of assets and liabilities as of March 31, 2011:

		Fair Value Measurements as of March 31, 2011
Description	Carrying Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Note conversion option liability	$16,031,000	$-	$-	$16,031,000
Warrant derivative liability	399,000	-	-	399,000
Senior secured convertible promissory note	3,680,000	-	-	3,680,000
Senior secured promissory note	1,000,000	-	-	1,000,000

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that are measured at fair value for each reporting period:

	Nine Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Balance at beginning of period	$10,686,000	$1,183,000	$278,000	$61,000
Net change in fair value of financial instrument	5,345,000	11,608,000	121,000	247,000
Balance at end of period	$16,031,000	$12,791,000	$399,000	$308,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Restricted Cash and Investments – Current and Long-Term

As of March 31, 2011 and June 30, 2010, we had restricted cash and investments, with maturities of less than one year, of $1,275,000 and $1,714,000, respectively and restricted investments, with maturities of more than one year of $312,000.  Restricted cash and investments consisted of the following:

	March 31, 2011	June 30, 2010
Current assets
Money market account	$-	$439,000
Certificates of deposit	1,250,000	1,250,000
Blocked account deposit	25,000	25,000
	$1,275,000	$1,714,000

Long-term assets
Certificates of deposit	312,000	312,000
	$312,000	$312,000

The restricted investment of $439,000 held in a money market account collateralizes our performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provides performance security equal to 10% of the contract amount for security product which shipped in the first quarter of fiscal 2009. In September 2010, we entered into a supplementary agreement, effective as of February 2010, to extend the warranty period for the security product through August 2011 with China Civil Aviation Technology & Equipment Corporation (“AVITEC”).  To guarantee our performance under the supplementary warranty bond, and in view of the fact that we were not able to negotiate an extension to the existing letter of credit, AVITEC claimed compensation and drew against the letter of credit in July 2010 resulting in the transfer of $418,000 of funds held in the money market account to AVITEC. Upon expiration of the warranty bond in August 2011, AVITEC will transfer $418,000 to us, less nominal bank fees. As of March 31, 2011, the funds transferred to AVITEC are included in our accounts receivable. The remaining funds held in the money market account, $21,000, were transferred to our operating account.

Pursuant to our agreement with DMRJ (see Note 12), we were required to maintain a balance of at least $500,000 in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement.  On December 16, 2008, we deposited $500,000 into a bank account pursuant to the blocked account agreement.  On March 12, 2009, we entered into a letter agreement with DMRJ, pursuant to which DMRJ consented to grant us access to $250,000 out of the funds held in the blocked account for a period commencing on March 12, 2009 through, but not including, April 15, 2009 at which date we were required to maintain a minimum balance of not less that $500,000 in the blocked account.  On June 24, 2009, DMRJ consented to grant us access to an additional $25,000, which was deposited into the account on July 8, 2009.  On July 16, 2009, DMRJ consented to the reduction in the minimum balance required to be maintained in the blocked account through September 3, 2009, after which time we were required to maintain a minimum balance of at least $500,000 in the blocked account.  On December 14, 2009, DMRJ consented to grant us access to the remaining $250,000 on deposit in the blocked account, of which $150,000 was applied against our obligation to DMRJ under the line of credit.  As of March 31, 2010, DMRJ waived the requirement to maintain a deposit balance of at least $500,000 in the blocked account. As of March 31, 2011 and June 30, 2010, the balance in the blocked account was $0.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 4, 2009, we entered into an additional credit agreement with DMRJ. In connection with the credit agreement, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the revolving note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of March 31, 2011 and June 30, 2010, the balance in the blocked collections account was $25,000.

The restricted investments of $1,562,000 held in certificates of deposit collateralize our performance under three irrevocable letters of credit issued in April 2010, aggregating to $1,488,000, in connection with our contract with the India Ministry of Defense, plus the bank required collateralization deposit of $74,000.  These letters of credit: (1) provide performance security equal to 5% of the contract amount; (2) provide warranty performance security equal to 5% of the contract amount; and, (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of  the contract. During the three months ended March 31, 2011, we amended two of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between July 2, 2011 and October 5, 2012.

5.	Stock Based Compensation

Our condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 include $26,000 and $36,000, respectively, of compensation costs, with no income tax benefit, related to our stock-based compensation arrangements for employee and non-employee director awards.  For the nine months ended March 31, 2011 and 2010, our condensed consolidated statements of operations includes $128,000 and $115,000, respectively, of compensation costs with no income tax benefit, related to our stock-based compensation arrangements for employee and non-employee director awards. As of March 31, 2011, the total amount of unrecognized stock-based compensation expense was approximately $371,000, which will be recognized over a weighted average period of 3.0 years.

As of March 31, 2011, there were options outstanding to purchase 4,189,538 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

6.	Related Party Transactions

In  connection with our acquisition of Ion Metrics, Inc. in April 2008, we entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former chairman  of Ion Metrics . The lease, assumed as part of the Ion Metrics, Inc. acquisition, expires on December 31, 2013. Under the terms of the lease  we are leasing certain property and equipment, with annual lease payments of approximately $31,000 per year.

Robert Liscouski, a member of our Board of Directors, serves as the head of strategic and business development programs at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the three and nine months ended March 31, 2011, Secure Strategy Group was paid $44,000 and $131,000, respectively.  During the three and nine months ended March 31, 2010, this advisory firm was paid $45,000 and $153,000, respectively. As of March 31, 2011, our obligation to Secure Strategy Group was $15,000.

7.	Note Payable – Related Party

In June 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.  The loan bears interest at 10% and is unsecured.  In November 2009, we issued a convertible promissory note to Mr. Turmelle in consideration of that  loan. The principal amount of the loan was convertible in whole or in part at the option of Mr. Turmelle into shares of our common stock at a conversion price of $0.08 per share. In July 2010, Mr. Turmelle converted the entire principal amount of the loan  into 1,250,000 shares of our common stock.

As of March 31, 2011 and June 30, 2010, our obligation under the note for borrowed funds amounted to $0 and $100,000, respectively.  As of March 31, 2011, our obligation to Mr. Turmelle for accrued interest approximated $11,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Inventories

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

	March 31, 2011	June 30, 2010
Raw materials	$590,000	$350,000
Work in progress	75,000	47,000
Finished goods	518,000	563,000
Total inventories	$1,183,000	$960,000

At March 31, 2011 and June 30, 2010, our reserves for excess and slow-moving inventories were $43,000.

9.	Property and Equipment

Property and equipment consist of the following:

	March 31, 2011	June 30, 2010
Machinery and equipment	$380,000	$383,000
Computers and software	393,000	358,000
Furniture and fixtures	12,000	8,000
Leasehold improvements	77,000	77,000
Equipment under capital lease	62,000	61,000
	924,000	887,000
Less: accumulated depreciation and amortization	792,000	735,000
	$132,000	$152,000

For the three months ended March 31, 2011 and 2010, depreciation expense was approximately $23,000 and $28,000, respectively.  For the nine months ended March 31, 2011 and 2010, depreciation expense was approximately $72,000 and $95,000, respectively.

10.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2011	June 30, 2010
Accrued compensation and benefits	$764,000	$753,000
Accrued taxes	599,000	603,000
Accrued legal and accounting	60,000	179,000
Accrued interest	1,214,000	705,000
Accrued warranty costs	196,000	144,000
Other accrued liabilities	190,000	284,000
	$3,023,000	$2,668,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of March 31, 2011 and 2010, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Basic (loss) income per share:
Numerator:
Net (loss) income	$(641,000)	$3,530,000	$(10,679,000)	$(16,946,000)

Denominator:
Weighted average shares	26,565,757	21,874,195	26,999,125	17,818,640

Basic (loss) income per share	$(0.02)	$0.16	$(0.40)	$(0.95)

Diluted (loss) income per share:
Numerator:
Net (loss) income	$(641,000)	$3,530,000	$(10,679,000)	$(16,946,000)
Add: Interest expense on convertible debt	-	180,000	-	-
	$(641,000)	$3,710,000	$(10,679,000)	$(16,946,000)

Denominator:
Weighted average shares	26,565,757	21,874,195	26,999,125	17,818,640
Effect of dilutive securities:
Stock options	-	1,866,553	-	-
Warrants	-	923,375	-	-
Convertible debt	-	52,479,969	-	-
Convertible preferred stock	-	16,466,630	-	-
	-	71,736,527	-	-
Weighted average shares and equivalents	26,565,757	93,610,722	26,999,125	17,818,640

Diluted (loss) income per share	$(0.02)	$0.04	$(0.40)	$(0.95)

Common stock equivalents excluded from the earnings per share calculation for the three and nine months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Common stock equivalents excluded
Stock options	2,361,828	-	2,075,378	603,820
Warrants	1,070,929	-	1,019,322	643,056
Convertible debt	46,000,000	-	48,091,441	52,194,444
Convertible preferred stock	16,466,630	-	16,466,630	16,466,630
	65,899,387	-	67,652,771	69,907,950

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of March 31, 2011 and June 30, 2010 was approximately $48,000 and $55,000, respectively.

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

For the nine months ended March 31, 2011 and 2010, we recorded $0 and $1,107,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note. As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sale of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the litigation with Evans.

Upon adoption of Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in an $802,000 adjustment to the opening balance of accumulated deficit and reclassified the original fair value of the warrant from additional paid in capital to the warrant derivative liability as summarized in the following table:

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2011 and 2010, we recorded non-cash benefits of $1,667,000 and $5,132,000, respectively, in our statement of operations to record the change in fair value of the note conversion option liability. For the nine months ended March 31, 2011 and 2010, we recorded non-cash charges of $5,345,000 and $11,608,000, respectively, in our statement of operations to record the change in fair value of the note conversion option liability. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability (see Note 13).

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

On July 1, 2009, we entered into an amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000. In connection with this note, we also issued shares of our Series F Convertible Preferred Stock to DMRJ, the terms of which are described below. We valued the note at its residual value of $726,000 based on the relative fair value of the Series F Convertible Preferred Stock (see Note 16).

The note, which has been amended, as described below, originally bore interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by us of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition DMRJ may require us to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving us; (ii) the sale or transfer of more than 50% of our assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by us, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to us of more than $500,000; provided, however, that DMRJ may not require us to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amendment to the loan agreement provides that, in the event we have not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we will immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale. As of March 31, 2011, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

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

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. Such payments were due and payable as earned upon (i) each request for an advance under the note, and (ii) the termination of the credit facility.  For the period September 4, 2009 through March 31, 2011, we experienced a net loss and no such payments were due or payable to DMRJ as of March 31, 2011.

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

On April 23, 2010, we entered into an omnibus second amendment to credit agreement and fourth amendment to note and warrant purchase agreement with DMRJ pursuant to which: (i) our line of credit under the September 2009 credit agreement was increased from $5,000,000 to $10,000,000; and (ii) the maturity of all of our indebtedness to DMRJ, was extended from June 10, 2010 to September 30, 2010.

On September 30, 2010, we entered into an omnibus third amendment to the credit agreement and fifth amendment to note and warrant purchase agreement  pursuant to which the maturity of all of the our indebtedness to DMRJ, was extended from September 30, 2010 to March 31, 2011.

On March 30, 2011, we entered into an omnibus fourth amendment to the credit agreement and sixth amendment to the note and warrant purchase agreement pursuant to which the maturity of all of our indebtedness to DMRJ was extended to April 7, 2011 and our line of credit under the September 2009 credit agreement was increased from $10,000,000 to $15,000,000.

On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement, pursuant to which; (i) the maturity our all our indebtedness to DMRJ was extended from April 7, 2011 to September 30, 2011; (ii) DMRJ waived our compliance with certain financial covenants in the notes and all related credit agreements through maturity; (iii) removed the reset provisions from both the senior secured convertible promissory note and the amended and restated warrant; (iv) fixed the conversion and exercise price of the senior secured convertible promissory note and the amended and restated warrant at $0.08 per share; (v) established the order in which our prepayments of the notes would be applied; (vi) required that we issue shares of  a new series of Series G convertible preferred stock in exchange for the Series F convertible preferred stock, with identical terms except that the Series G preferred stock would not contain the reset antidilution provision and; (vii) provides DMRJ with the right of first refusal on any new securities we may issue to any third party without first providing DMRJ with a 20-day period during which DMRJ may elect to purchase or otherwise acquire, at a price and on the terms specified by us, all or a portion of such new securities.

As of March 31, 2011 our obligation to DMRJ under the senior secured convertible promissory note, as amended, the senior secured promissory note and under the credit facility approximated $3,680,000, $1,000,000 and $13,292,000, respectively. Further, as of March 31, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,200,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of May 6, 2011, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,680,000, $1,000,000 and $13,819,000, respectively.  Further, as of May 6, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,306,000.

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

ASC 815-40-15 “Derivatives and Hedging”, requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contains reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended March 31, 2011 and 2010, we recorded non-cash benefits of $1,667,000 and $5,132,000, respectively, in our statement of operations. For the nine months ended March 31, 2011 and 2010, we recorded non-cash charges of $5,345,000 and $11,608,000, respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors.  The note conversion option liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Note Conversion Option Liability - Fair Value Calculation
	July 1, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011

Convertible debt amount	$4,600,000	$4,600,000	4,480,000	4,120,000	$3,920,000	$3,920,000	3,760,000	3,680,000
Potential number of convertible shares	57,500,000	57,500,000	56,000,000	51,500,000	49,000,000	49,000,000	47,000,000	4,600,000
Conversion price	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.08	$0.08	$0.40	$0.33	$0.30	$0.26	$0.46	$0.42
Expected volatility	93.7%	95.5%	95.9%	150.0%	157.1%	161.0%	165.1%	161.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	0.3%	0.1%	0.2%	0.2%	0.2%	0.2%	0.1%	0.2%
Expected term (years)	0.44	0.19	0.44	0.19	0.25	0.50	0.25	0.50
Fair value	$1,183,000	$807,000	$17,923,000	$12,791,000	$10,686,000	$9,610,000	$17,698,000	$16,031,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We considered several factors in determining the value of our common stock for use in the binomial option model calculation.  Due to our financial condition, our common stock is not traded on a national exchange, but is quoted on the OTC Markets’ OTCPK and the Over-the-Counter Bulletin Board. Quotations from the OTC Markets and the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We have issued a warrant, a convertible debt instrument and a convertible preferred stock instrument which are convertible into a significant number of common shares to DMRJ, our primary investor.   In addition we have considered the historical daily trading volume of our stock and the potential impact that a significant issuance of share of our common stock would have on our stock price.  Due to these factors, we applied a 20% discount to the price of our stock on the date of the calculation of the note conversion option liability.

The fair value of the note conversion option liability is measured at the end of each reporting period and the change in fair value will be reported in our statement of operations.  As amended on April 7, 2011, the conversion price of the senior secured convertible promissory note was fixed at $0.08 per share. As of that date, the note conversion feature is deemed to be indexed to our common stock and subsequent changes in fair value are no longer required to be recorded in our results of operations.  Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in an $802,000 adjustment to the opening balance of accumulated deficit.

14.	Warrant Derivative Liability

ASC 815-40-15, “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset terms providing that, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended March 31, 2011 and 2010, we recorded non-cash benefits of $35,000 and $48,000, respectively in our statement of operations. For the nine months ended March 31, 2011 and 2010, we recorded non-cash charges of $121,000 and $247,000, respectively, in our statement of operations. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability - Fair Value Calculation
	July 1, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011

Shares eligible to be purchased	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Exercise price	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.08	$0.08	$0.40	$0.33	$0.30	$0.26	$0.46	$0.42
Expected volatility	104.0%	89.7%	88.7%	150.0%	157.1%	161.0%	165.1%	161.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	2.7%	2.4%	2.3%	2.4%	1.2%	0.7%	1.0%	1.2%
Expected life	4.50	4.19	3.94	3.69	3.44	3.19	2.94	2.69
Fair value	$61,000	$54,000	$356,000	$308,000	$278,000	$247,000	$433,000	$399,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We considered several factors in determining the value of our common stock for use in the binomial option model calculation.  Due to our financial condition, our common stock is not traded on a national exchange, but is quoted on the OTC Markets’ OTCPK and on the Over-the-Counter Bulletin Board. Quotations from the OTC Markets and the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We have issued a warrant, a convertible debt instrument and a convertible preferred stock instrument which are convertible into a significant number of common shares to DMRJ, our primary investor.   In addition we have considered the historical daily trading volume of our stock and the potential impact that a significant issuance of share of our common stock would have on our stock price.  Due to these factors, we applied a 20% discount to the price of our stock on the date of the calculation of the warrant derivative liability.

We originally recorded the fair value of this warrant of approximately $160,000 as an increase to additional paid in capital.  Upon adoption of ASC 815-40-15 at July 1, 2009, we reclassified $160,000 from additional paid in capital to the warrant derivative liability. The fair value of the warrant derivative liability is measured at the end of each reporting period and the change in fair value will be reported in our statement of operations. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share.  As of that date, the warrant is deemed to be indexed to our common stock and subsequent changes in fair value are no longer required to be recorded in our results of operations.

15.	Series E Convertible Preferred Stock

In March 2009, we announced the settlement of our litigation and the mutual release by us and Evans Analytical Group, LLC of all claims related to the sale of Accurel.  In settling this litigation, we issued 1,000,000 shares of Series E Convertible Preferred Stock, having an aggregate liquidation preference of $5,000,000.  The preferred stock, however, is subject to cancellation, without consideration and without liability to us, under certain conditions related to our continued cooperation in the pursuit (as controlled and funded by Evans and its counsel) of certain claims against a former officer of ours and Accurel related to the sale of Accurel to Evans, including the outcome of such litigation.  The stock was subject to redemption at the aggregate liquidation preference on the tenth anniversary of the issuance, unless earlier redeemed, cancelled or converted.  The stock was convertible into common stock under various scenarios, by either party after the ninth anniversary of the settlement agreement, and under certain other circumstances.  The preferred stock was entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock and holders of the preferred stock will have no voting rights except as required by applicable law.

On April 2, 2009, John Traub, a former officer of the company and Accurel, filed a complaint in the California Superior Court, Santa Clara County, for breach of contract and indemnification against us and our insurer, Carolina Casualty Company in connection with demands for defense costs and indemnification with respect to lawsuits filed against Traub by Evans.   On June 21, 2010, we resolved the litigation with Evans and Traub, resulting in the cancellation of all of the outstanding shares of Series E Convertible Preferred Stock.

16.	Series F Convertible Preferred Stock

In connection with the July 1, 2009 amendment to our  note and warrant purchase agreement with DMRJ, we issued DMRJ 871,763 shares of our Series F Convertible Preferred Stock.   The 871,763 shares of Series F Preferred Stock issued to DMRJ are convertible at the option of DMRJ into 15% of our common stock, calculated on a fully diluted basis.

Because we did not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009 (later extended by DMRJ to October 1, 2009), we were required to issue to DMRJ 774,900 additional shares of Series F Preferred Stock. Upon the issuance of those shares, all of the Series F Preferred Stock then held by DMRJ  were convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the promissory note issued in July 2009 or the amended and restated promissory note issued in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issued to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto (see Note 12).

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of the date of issuance, we have recorded the relative fair value of the Series F Preferred Stock of approximately $274,000 against the July 1, 2009 senior secured promissory note, which is accreted to the note over the life of the note.  The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For three months ended March 31, 2011 and 2010, $0 and $0, respectively, was accreted to the note and is recorded as interest expense in our statement of operations.   For the nine months ended March 31, 2011 and 2010, $0 and $274,000 was accreted to the note and is recorded as interest expense in our statement of operations. Accounting Standards Codification (“ASC”) 470-20 “Debt,” addresses the accounting for convertible instruments with beneficial conversion features.  In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the Series F Preferred Stock converts into. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009, the beneficial conversion feature on the Series F Preferred Stock was $329,000 and was accounted for as a deemed dividend.

In connection with the omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement, entered into on April 7, 2011, all of the outstanding shares of Series F Preferred Stock were exchanged for shares of a new series of Series G Convertible Preferred Stock, with identical terms except that the Series G Preferred Stock does not contain the reset antidilution provisions of the Series F Preferred Stock (see Note 12).

17.	Stockholders’ Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using an option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued a five-year warrant to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable  through December 10, 2013.  We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which is accreted to the note and interest expense is recorded over the initial term of the note. In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, in July 2009, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08.  We adopted ASC 815-40-15 as of July 1, 2009 and reclassified $160,000 from additional paid in capital to the “Warrant Derivative Liability.” The warrant derivative liability was initially and  is measured at fair value with changes in fair value recorded in earnings in each reporting period. For the nine months ended March 31, 2011 and 2010, we recorded non-cash charges of $121,000 and $247,000, respectively, in our statement of operations (see Note 14). As of March 31, 2011, there were warrants outstanding to purchase 1,989,791 shares of our common stock at exercise prices ranging from $0.08 to $12.45 expiring at various dates between May 11, 2011 and June 27, 2015.

During the nine months ended March 31, 2011 and 2010, we issued 27,133 and 0 shares of our common stock as a result of the exercise of options by our employees.

Employee Stock Purchase Plan

During the three and nine months ended March 31, 2011 and 2010 we did not issue any shares of common stock to our employees pursuant to the terms of the 2006 Employee Stock Purchase Plan.

Treasury Stock and Other Transactions

In June 2004, our Board of Directors authorized us to repurchase up to 300,000 shares of our common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of March 31, 2011 and June 30, 2010, 10,545 shares were held in treasury at cost.  During each of the nine months ended March 31, 2011 and 2010, we repurchased no shares of our common stock.  As of March 31, 2011, the maximum number of shares authorized to be repurchased were 289,455.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Income Taxes

We use the liability method to account for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The accounting standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of March 31, 2011, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

For the three and nine months ended March 31, 2011 and 2010, we provided for no taxes in our condensed consolidated statement of operations given we reserve in full our  net loss carryforwards due to the uncertainty associated with their ultimate realization.

19.	Commitments and Contingencies

We lease manufacturing, research and office space in Wilmington, MA, the lease of which expires on January 31, 2015.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  Effective with the sale of the assets of Accurel in May, we executed a sublease agreement for one of our California facilities.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, CA, which lease was renewed and expires on January 31, 2012.  Total rent expense, including assessments for maintenance and real estate taxes for the nine months ended March 31, 2011 and 2010, for both continuing and discontinued operations was $251,000 and $372,000, respectively.

In conjunction with the acquisition of Accurel, in March 2005, we assumed a lease for research and office space in Sunnyvale, CA, which lease was initially to expire September 2010 and recorded a lease liability of $829,000.  This liability reflected management’s estimate of the excess of payments required under the Accurel facility lease, at the date of acquisition, versus the fair market value of lease payments that would have been required, had the lease been negotiated under current market conditions.  Subsequently, as a result of the sale of Accurel, we have recorded an additional liability of $487,000 representing that portion of the lease in excess of the sublease arrangement between Accurel Systems and Evans Analytical Group, LLC.

In April 2009, the lessor of such property to Accurel, filed suit against Accurel and Evans alleging nonpayment of rent. In June 2009, Accurel entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that were past due under the lease, plus monthly rents owing under the lease, less the payment that Evans was required to make under the terms of the settlement agreement.  In October 2009, the lawsuit was dismissed and Accurel has no further obligations or liabilities to the lessor. As a result of the dismissal, we recorded a lease termination benefit of $384,000 related to Accurel’s lease obligations in the nine months ended March 31, 2010. The balance of the lease liability on March 31, 2011 and June 30, 2010 was $0.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of March 31, 2011, the balance due is approximately $27,000 and is included in current liabilities.

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

Condensed results of operations relating to the Medical Business Unit for the nine months ended March 31, 2010 are as follows:

Nine Months Ended March 31, 2010

Revenues	$-
Gross profit	(20,000)
Operating loss	(20,000)
Loss from discontinued operations	$(20,000)

22.	Legal Proceedings

We are not currently a party to any legal proceedings, other than routine litigation incidental to our business that which we believe will not have a material affect on our business, assets or results of operations.  From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities.  Each of these matters may be subject to various uncertainties.

23.	Subsequent Event

On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement with DMRJ (see Note 12).

We have evaluated subsequent events from March 31, 2011 through the date of filing of these financial statements with the Securities and Exchange Commission, for appropriate accounting and disclosure and have determined that there are no other events requiring recognition or disclosure in our condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking”.  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

History

Since our incorporation in August 1984, we have operated as a multi-faceted company engaging in the development of ion-based technologies and providing commercial services and products to the semiconductor, medical device and security industries.  As further discussed below, however, we have recently divested our semiconductor and medical business activities in order to focus on our security business.

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

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain of the assets related to our brachytherapy products and divested our prostate seed and medical software businesses.  In March 2008, we informed our medical coatings customers of our intention to discontinue coating operations by the end of the 2008 calendar year. For the three and nine months ended March 31, 2010, the operations of the Medical Business Unit have been recorded in our statements of operations as discontinued operations.

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

Technology and Intellectual Property

Since May 1999, we have performed research and development in the area of ETD. We have developed several proprietary technologies in key areas of ETD which we believe improve the harvesting, collection and detection of trace particles and vapors of explosives substances.  In addition, we are continuing our development efforts to adapt this technology for the detection of narcotics and other chemical agents.  Our intellectual property portfolio contains seventeen security-related patents and patents pending:  ten issued United States patents, five United States patents pending, and  two licensed patents.  We believe that our portfolio of patents and patents pending provides extensive protection in sample harvesting, sample detection and collection.  A key to our past and future success is our ability to innovate and offer differentiation in these areas.

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

Our competitors commonly swipe a surface to be interrogated for explosives particles with cloth or paper.  We believe that this “contact” methodology provides an effective but inconsistent method of harvesting sample as compared to an automated, non-contact collection of the trace sample.  We have developed a method, which we believe to be more efficient, using an aerosol of fine dry ice particles.  This technique, which is surprisingly inexpensive to use, could increase collection sensitivity substantially and eliminate direct contact with a surface.  Our aerosol technology functions as a very gentle version of “sandblasting” and is safe for almost all surfaces.  Since dry ice sublimes into gas, no residue is left behind, and the aerosol may be used indoors.  We have one patent issued and two patents pending on this methodology.

Transport

Vortex Sampling

Once the trace particle has been released from a surface, it has to be transported to a collection point.  Vortex sampling was the first of our sampling innovations.  We have four patents issued and one patents pending in the area of vortex sampling methodology.

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

This method is not appropriate with conventional sample collection methods, such as paper wipes, because the paper is white, and the light from the bright flash reflects off, producing little heating.  However, by using our trapping filter, a very fast detection response can be achieved without loss in sensitivity.  We have  one patent issued and  one patent pending in the area of flash desorption methodology.

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

We have developed two types of photonic, non-radioactive ion sources for our instruments for applications requiring either the ionization of positive ions or negative ions.  These ion sources may be found individually or in combination within our products, depending on the application for which the ETD equipment is to be used.  We have  three patents issued and one patent pending in the area of photonic ionization.

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

We have one patent issued in the area of a chemical calibration method and system.

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

Quantum SnifferTM QS-BTS Benchtop Explosives Detector

The two part QS-BTS systems consist of our QS-H150 Portable Explosives Detector, along with a base unit that contains a monitor, printer and power supply.  The QS-BTS functions as a benchtop system with the added capability of functioning as a portable, hand-held trace explosives detector. Optionally, and at any time, the base unit may be connected for convenient access to spectrogram display and analysis tools, administrative tools, and diagnostics.

Products Under Development

Quantum SnifferTM QS-B220 Benchtop Explosives Detector

The QS-B220 Benchtop Explosives Detector uses dual IMS with non-radioactive ionization for the detection and identification of a wide range of military, commercial, and improvised explosives.  The QS-B220 has automatic and continuous self-calibration.  It monitors its environment, senses changes that would affect its accuracy, and re-calibrates accordingly.  For detection, the sample is collected with a standard trap, ionized, and analyzed via IMS.  The presence of a threat is indicated by a visible and audible alarm, and the substance is identified and displayed on the integrated touch screen display.  Users may save data locally, print via a built-in thermal printer, or send data through standard interfaces such as USB, LAN, etc.  Multi-level password-protected data security is standard.  We believe that the operation and maintenance of the QS-B220 are extremely cost-effective. Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  No radioactive material is used in the QS-B220, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues.

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

Manufacturing Operations

We manufacture our security products primarily through a sole source contract manufacturer located locally in Worcester, Massachusetts.  We believe our strategy to outsource manufacturing reduces manufacturing costs, improves scheduling flexibility, and allows us to focus our internal resources and management on product development, marketing, sales and distribution.  We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts, responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management.

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

Results of Operations

Three Months Ended March 31, 2011 vs. March 31, 2010

Revenues

Security revenues for the three months ended March 31, 2011 were $734,000 as compared with $728,000 for the comparable prior year period, an increase of $6,000 or 0.8%.  Revenues from security products for the three months ended March 31, 2011 were $734,000 as compared with $636,000 for the comparable prior year period, an increase of $98,000 or 15.4%.  Revenues from government-funded contracts and other services for the three months ended March 31, 2011 were $0 as compared with $92,000 for the comparable prior year period, a decrease of $92,000.  The increase in security revenue is primarily a result of an increase in the number of units sold of our explosives detection products during the three months ended March 31, 2011 as compared to the comparable prior year period. The security product revenues increase is due to continued deployment of our portable explosives detectors in China. Revenue from government contracts decreased due to the expiration of several contracts in the last quarter of our fiscal year ended June 30, 2010.  Until such time that we are successful in securing additional government contracts, we do not expect to report revenue from government contracts for the foreseeable future. We will continue to pursue these government grants and contracts to support our research and development efforts in the areas of trace explosives detection

Cost of Revenues

Cost of revenues for the three months ended March 31, 2011 were $534,000 as compared with $460,000 for the comparable prior year period, an increase of $74,000 or 16.1%.  The increase in cost of revenues is primarily a result of increased unit sales of security product in the three months ended March 31, 2011 and increased manufacturing overhead.

Gross Margin

Gross margin for the three months ended March 31, 2011 was $200,000 or 27.2% of security revenues as compared with gross margin of $268,000 or 36.8% of security revenues for the comparable prior year period.  The decrease in gross margin is a result of increased manufacturing overhead and an increase in warranty costs.

Research, Development and Regulatory Expenses

Research and development expense for the three months ended March 31, 2011 was $829,000 as compared with $554,000 for the comparable prior year period, an increase of $275,000 or 49.6%. The increase in research and development expenses in the three months ended March 31, 2011 is due primarily to increased contracted engineering resources engaged to assist with the development of the QS-B220 benchtop explosives detector, and, to a lesser extent increased payroll and related benefits costs resulting from an increase in personnel. We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B220 benchtop explosives detector and the QS-Hx portable explosives detector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 were $1,078,000 as compared with $1,016,000 for the comparable prior year period, an increase of $62,000, or 6.1%.  The increase in selling, general and administrative expenses is due primarily to increased payroll, related benefits costs and travel expense resulting from the addition of sales, marketing and administrative personnel, partially offset by decreased  legal fees, decreased consulting fees and decreased vendor late payment fees.

Other Income and Expense, Net

For the three months ended March 31, 2011, we recorded other income, net of $1,066,000 as compared with other income, net of $4,832,000, for the comparable prior year period, a decrease of $3,766,000, or 77.9%. The decrease was primarily due to decreases in the fair value adjustments recorded on the note conversion option liability of $1,667,000 and warrant derivative liability of $35,000, in the three months ended March 31, 2011, both of which are related to our financing with DMRJ Group LLC as compared to decreases in the fair value adjustments of $5,132,000 and $48,000, respectively, in the comparable prior period. Interest expense increased $275,000 to $637,000 in the three months ended March 31, 2011 from $362,000 in the comparable prior period, due to higher borrowings under our credit facility with DMRJ. Interest income decreased $13,000 to $1,000, in the three months ended March 31, 2011 from $14,000, for the comparable prior year period, due to decreased interest income associated with the note receivable issued to us as part of the Core asset sale and the early termination payment discount negotiated on the note.

Loss from Continuing Operations

The loss from continuing operations for the three months ended March 31, 2011 was $641,000 as compared with income of $3,530,000 for the comparable prior year period, a decrease of $4,171,000, or 118.2%.  The decrease in the loss from continuing operations is primarily the result of the decreases in the fair value adjustment recorded on the note conversion option liability and warrant derivative liability, both of which are related to our financing with DMRJ and, to a lesser extent, increased operating loss due to increased operating expenses and increased interest expense on our borrowings with DMRJ.

Nine Months Ended March 31, 2011 vs. March 31, 2010

Revenues

Security revenues for the nine months ended March 31, 2011 were $4,885,000 as compared with $3,151,000 for the comparable prior year period, an increase of $1,734,000 or 55.0%.  Revenues from security products for the nine months ended March 31, 2011 were $4,885,000 as compared with $2,767,000 for the comparable prior year period, an increase of $2,118,000 or 76.5%.  Revenues from government-funded contracts and other services for the nine months ended March 31, 2011 were $0 as compared with $384,000 for the comparable prior year period, a decrease of $384,000.  The increase in security revenue is primarily a result of an increase in the number of units sold of our explosives detection products during the nine months ended March 31, 2011 as compared to the comparable prior year period. The security product revenues increase is due to continued deployment of our portable explosives detectors in China, Spain, Mexico and Japan. Revenue from government contracts decreased due to the expiration of several contracts in the last quarter of our fiscal year ended June 30, 2010.  Until such time that we are successful in securing additional government contracts, we do not expect to report revenue from government contracts for the foreseeable future. We will continue to pursue these government grants and contracts to support our research and development efforts in the areas of trace explosives detection.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2011 were $2,895,000 as compared with $1,916,000 for the comparable prior year period, an increase of $979,000 or 51.1%.  The increase in cost of revenues is primarily a result of increased unit sales of security product in the nine months ended March 31, 2011 and increased manufacturing overhead.

Gross Margin

Gross margin for the nine months ended March 31, 2011 was $1,990,000 or 40.7% of security revenues as compared with gross margin of $1,235,000 or 39.2% of security revenues for the comparable prior year period.  The increase in gross margin is a result of reductions in the costs we pay to manufacture  our security products due to cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer and decreased per unit manufacturing overhead, as overhead costs were allocated to a higher volume.

Research, Development and Regulatory Expenses

Research and development expense for the nine months ended March 31, 2011 was $1,949,000 as compared with $1,725,000 for the comparable prior year period, an increase of $224,000 or 13.0%. The increase in research and development expenses is due primarily to increased contracted engineering resources engaged, to assist with the development of the QS-B220 benchtop explosives detector, direct material costs incurred in the development of B-220 beta units, offset partially by decreased payroll and related fringe benefits costs resulting from a reduction in personnel in the first six months of fiscal 2011. We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B220 benchtop explosives detector and the QS-Hx portable explosives detector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2011 were $3,530,000 as compared with $3,085,000 for the comparable prior year period, an increase of $445,000, or 14.4%.  The increase in selling, general and administrative expenses is due primarily to increased payroll, related fringe benefits costs and travel expense resulting from the addition of sales, marketing and administrative personnel, the Core note early termination payment discount of $201,000,  increased insurance expense, partially offset by decreased legal fees, decreased loan financing fees, decreased rent and related occupancy costs, decreased bad debt expense and decreased vendor late payment fees.

Litigation Settlement

For the nine months ended March 31, 2010, we recorded a lease termination benefit of $384,000.  The lease termination benefit resulted from the dismissal of litigation related to Accurel’s lease obligations in California in October  2009. Accurel has no further obligations or liabilities to the lessor under its lease.

Other Income and Expense, Net

For the nine months ended March 31, 2011, we recorded other expense, net of $7,190,000 as compared with other expense, net of $13,735,000, for the comparable prior year period, a decrease of $6,545,000, or 47.7%. The decrease was primarily due to increases in the fair value adjustment recorded on the note conversion option liability of $5,345,000 and warrant derivative liability of $121,000, in the nine months ended March 31, 2011, both of which are related to our financing with DMRJ as compared to increases in the fair value adjustment of $11,608,000 and $247,000, respectively, in the comparable prior period. Interest expense decreased $187,000 to $1,739,000 in the nine months ended March 31, 2011 from $1,926,000 in the comparable prior period, due to decreased amortization of debt discount related to our financing with DMRJ. Offsetting this decrease in interest expense is increased interest expense due to higher borrowings under our credit facility with DMRJ. Interest income decreased $31,000 to $15,000, in the nine months ended March 31, 2011 from $46,000, for the comparable prior year period, due to decreased interest income associated with the note receivable issued to us as part of the Core asset sale and due to the early termination payment discount negotiated on the note.

Loss from Continuing Operations

The loss from continuing operations for the nine months ended March 31, 2011 was $10,679,000 as compared with a loss of $16,926,000 for the comparable prior year period, a decrease of $6,247,000, or 36.9%.  The decrease in the loss from continuing operations is primarily the result of the decreases in fair value adjustment recorded on the note conversion option liability and warrant derivative liability, both of which are related to our financing with DMRJ and, to a lesser extent, decreased operating loss due to increased security product revenues and decreased interest expense, partially offset by increased operating expenses and the litigation benefit recorded in the nine months ended March 31, 2010.

Loss from Discontinued Operations

The net income from discontinued operations for the nine months ended March 31, 2011 was $0, as compared with a loss from discontinued operations of $20,000 for the comparable prior year period, an increase of $20,000 due to the operations of our medical reporting unit.

Preferred Distribution, Deemed Dividends and Accretion

Preferred distribution, deemed dividends and accretion on the Series F Preferred Stock for nine months ended  March 31, 2011 was $0, compared with $329,000 for the comparable prior year, a decrease of $329,000.  The Series F Preferred Stock, issued on July 1, 2009 and August 31, 2009, contained beneficial conversion features which amounted to $329,000 and is accounted for as a deemed dividend.

Liquidity and Capital Resources

As of March 31, 2011 and June 30, 2010, we had approximately $10,000 and $0, respectively, in cash and cash equivalents. On September 30, 2011, we must repay in full our obligations to DMRJ under the amended and restated senior secured promissory note issued to DMRJ in March 2009, under a second secured promissory note issued in July 2009 and under a revolving credit facility established in September 2009.  As of March 31, 2011, our obligations under the two promissory notes and under the revolving credit facility were $3,680,000, $1,000,000 and $13,292,000, respectively. Each of these notes and the credit facility are described in more detail below. Further, as of March 31, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,200,000. As of May 6, 2011 our obligation to DMRJ under the two senior notes and under the revolving credit facility were $3,680,000, $1,000,000 and $13,819,000, respectively, reflecting increased borrowing under the revolving credit facility to fund working capital. Further, as of May 6, 2011, our obligation to DMRJ for accrued interest under the senior secured convertible promissory note and the senior secured promissory note approximated $1,306,000.

During the nine months ended March 31, 2011 we had net cash outflows of $5,687,000 from operating activities of continuing operations as compared to net cash outflows from operating activities of continuing operations of $5,690,000 for the comparable prior year period.  The $2,000 decrease in net cash used in operating activities of continuing operations during the nine months ended March 31, 2011, as compared to the comparable prior year period, was primarily a result of (i) a $760,000 increase in deferred revenue, compared to a $227,000 decrease in deferred revenue in the prior period due primarily to the receipt, in July 2010, of the advance deposit of $893,000 under our contract with the India Ministry of Defence and the timing of or application of customer advance payments; (ii) a $1,052,000 increase in prepaid expenses, compared to a $467,000 decrease in prepaid expenses in the prior period, due to inventory prepayments; (iii) a $305,000 increase in accrued expenses, compared to a $129,000 decrease in accrued expenses, due primarily to increased accruals for interest on our borrowings with DMRJ; (iv) a decrease in accounts payable of $336,000, compared to a decrease in accounts payable of $1,469,000 in the prior period due to the payment of outstanding obligations; partially offset by (v) a $316,000 increase in accounts receivable, compared to a $116,000 decrease in accounts receivable in the prior period, due to increased revenues in the nine months ended March 31, 2011; and, (vi)  a $223,000 increase in inventories, compared to a $219,000 decrease in the prior period, due to the receipt of inventory purchased to fulfill our contract  with the India Ministry of Defence. For the nine months ended March 31, 2011, we had no cash from operating activities of discontinued operations, compared with net cash inflows of $2,000 from operating activities of discontinued operations for the comparable prior year period, a decrease of $2,000.

During the nine months ended March 31, 2011 we had net cash inflows of $561,000 from investing activities of continuing operations as compared to net cash inflows of $331,000 from investing activities of continuing operations for the comparable prior year period.  The $230,000 increase in net cash provided by investing activities of continuing operations during the nine months ended March 31, 2011, as compared to the comparable prior year period, was primarily a result of the increase in Core note receivable payments received of $583,000, compared to $136,000 in the prior period due to the payoff agreement entered into with Core Systems, Inc., due to the $179,000 decrease in cash transferred from restricted funds and to a $38,000 increase in cash used to purchase property and equipment.

During the nine months ended March 31, 2011 we had net cash inflows of $5,136,000 from financing activities of continuing operations as compared to net cash inflows of $5,367,000 from financing activities of continuing operations for the comparable prior year period.  The $231,000 decrease in net cash from financing activities of continuing operations during the nine months ended March 31, 2011, as compared to the comparable prior year period, was primarily a result of $1,000,000 in cash provided by the issuance of a senior secured note to DMRJ in July 2009, partially offset by $5,149,000 in cash provided our credit facility with DMRJ, compared to $4,379,000 in cash provided by this credit facility in the nine months ended March 31, 2011 and a $6,000 increase in principal payment on capital lease obligation.  For the nine months ended March 31, 2011, we received $5,000 in proceeds from common stock due to the exercise of employee stock options.

In December 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of our facility with DMRJ.  As of the most recent amendments and modifications, entered into on April 7, 2011, we have a $15,000,000 line of credit with DMRJ and the maturity of all our indebtedness to DMRJ has been extended until September 30, 2011.

The note contains restrictions and financial covenants including:  (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if we are the surviving entity; against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business and excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that we have authorized or reserved for the purpose of issuance, 150% of the aggregate number of shares of our common stock issuable upon exercise of  the warrant; that we maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00.  DMRJ waived our compliance with certain financial covenants in the notes and all related credit agreements through maturity.

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

We are currently expending significant resources to develop the next generation of our current products and to develop new products.  We require additional funding in order to continue the advancement of the commercial development and manufacturing of the explosives detection system.  We will attempt to obtain such financing by: (i) government grants, (ii) private financing, or (iii) strategic partnerships.  However, there can be no assurance that we will be successful in our attempts to raise such additional financing.

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

Based on current sales, expense, cash flow projections, and the cash available under  our line of credit,  management believes it has plans in place to fund operations through September 30, 2011 and, if we are successful in refinancing our obligations to DMRJ, for the near future.  If we are successful in refinancing these obligations, there can still be no assurances that sales will materialize as forecasted, that management will be successful in executing its business plan, and/or any capital we raise will be sufficient to fund operations indefinitely. Management will therefore continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through our lending institutions.  Future expenditures for research and product development are discretionary and can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2011 we had three irrevocable standby letters of credit outstanding in the approximate amount of $1,488,000 in connection with our contract with the India Ministry of Defence.

These letters of credit (1) provide performance security equal to 5% of the contract amount; (2) provide warranty performance security equal to 5% of the contract amount; and, (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  During the three months ended March 31, 2011, we amended two of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between July 2, 2011 and October 5, 2012.

As of March 31, 2011, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings, other than routine litigation incidental to our business that which we believe will not have a material affect on our business, assets or results of operations.  From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities.  Each of these matters may be subject to various uncertainties.

Item 1A.	Risk Factors

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2010.

We will be required to repay our borrowings from DMRJ Group LLC on September 30,  2011.

We will be required to repay all of our borrowings from DMRJ Group LLC on September 30, 2011.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of March 31, 2011, the outstanding balance due to DMRJ under two senior secured promissory notes and a revolving credit facility were $3,680,000, $1,000,000 and $13,292,000, respectively. Further, as of March 31, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,200,000.

As of May 6, 2011, our obligation to DMRJ under the two senior notes and under the revolving credit facility were $3,680,000, $1,000,000 and $13,819,000, respectively, reflecting increased borrowing under the revolving credit facility to fund working capital.  Further, as of May 6, 2011, our obligation to DMRJ for accrued interest under the senior secured convertible promissory note and the senior secured promissory note approximated $1,306,000.

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

Management continually evaluates plans to reduce our operating expenses, increase sales and increase our cash flow from operations.  Despite our current sales, expense and cash flow projections, we will require additional capital in the first quarter of fiscal 2012 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2011, DMRJ Group, LLC converted $80,000 of the principal amount owed by us under one of the promissory notes into 1,000,000 shares of our common stock, at an adjusted conversion price of $.08 per share.

The issuance of these securities to DMRJ is exempt from registration under the Securities Act pursuant to an exemption provided by Section 3(a)(9) and/or 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.
3.1 (1)	Restated Articles of Organization, as amended, of Implant Sciences Corporation.

10.1 (2)	Omnibus Fourth Amendment to Credit Agreement and Sixth Amendment to Note and Warrant Purchase Agreement, dated as of March 30, 2011 between Implant Sciences Corporation and DMRJ Group LLC.

10.2 (1)	Amended and Restated Promissory Note, dated as of March 30, 2011.

10.3 (3)	Omnibus Fifth Amendment to Credit Agreement and Seventh Amendment to Note and Warrant Purchase Agreement, dated as of April 7, 2011 between Implant Sciences Corporation and DMRJ Group LLC.

10.4 (1)	Amendment to 2004 Stock Option Plan.

31.1 (1)	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________

(1)	Filed herewith

(2)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 30, 2011 and filed April 4, 2011.

(3)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 7, 2011 and filed April 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

By:  /s/ Glenn D. Bolduc
Glenn D. Bolduc
President, Chief Executive Officer

Dated:  May 16 , 2011