Form 10-K
period 2011-06-30
IMPLANT SCIENCES CORP
filed 2011-10-13
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ❑  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ❑  No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

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

As of September 30, 2011, 31,394,662 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2010, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $15,189,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

IMPLANT SCIENCES CORPORATION
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2011

PART I

Item 1.	Business

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the federal securities laws.  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

Where we say “we,” “us,” “our,” “Company” or “Implant Sciences,” we mean Implant Sciences Corporation and its subsidiaries.

General

Overview

We develop, manufacture and sell sophisticated sensors and systems for the security, safety and defense industries.  A variety of technologies are currently used worldwide in security and inspection applications.  In broad terms, the technologies focus on detection in two major categories: (i) the detection of “bulk” contraband, which includes materials that would be visible to the eye, such as weapons, explosives, narcotics and chemical agents; and (ii) the detection of “trace” amounts of contraband, which includes trace particles or vapors of explosives, narcotics and chemical agents.  Technologies used in the detection of “bulk” materials include computed tomography, transmission and backscatter x-ray, metal detection, trace detection and x-ray, gamma-ray, passive millimeter wave, and neutron analysis.  Trace detection techniques used include mass spectrometry, gas chromatography, chemical luminescence, and ion mobility spectrometry.

We have developed proprietary technologies used in explosives trace detection (“ETD”) applications and market and sell handheld and benchtop ETD systems that use our proprietary ETD technologies.  Our products are marketed and sold to a growing number of locations domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, other objects and people for the detection of trace amounts of explosives.

History

Since our incorporation in August 1984, we have operated as a multi-faceted company engaging in the development of ion-based technologies and providing commercial services and products to the semiconductor, medical device and security industries.  As further discussed below, however, we have divested our semiconductor and medical business activities in order to focus on our security business.

Semiconductor Business Unit

Our business began as a result of the development of our proprietary ion-beam technology and application of this technology in services to the semiconductor industry.  At the outset, our initial business was to provide ion implantation services to the semiconductor industry for surface modification of silicon wafers.

In May 2007, as part of our strategic initiative to focus on our security business, we sold substantially all of the assets of our wholly-owned semiconductor wafer analytical services subsidiary, Accurel Systems International Corporation, to Evans Analytical Group LLC in exchange for cash of $12,705,000, of which $1,000,000 was placed in escrow.

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

Mr. Traub had demanded that we indemnify him in connection with the Evans litigation. We refused to do so, and our insurer refused to advance Mr. Traub’s litigation expenses. In April 2009, Mr. Traub filed suit for breach of contract and indemnification against us and our insurer, demanding payment of his defense costs and indemnification with respect to the Evans litigation. In June 2010, we resolved the litigation with Evans and Traub, resulting in the cancellation of all of the previously issued and outstanding shares of Series E Convertible Preferred Stock (see Note 17).

In November 2008, as part of our strategic initiative to focus on our security business, we sold substantially all of the assets of our wholly-owned semiconductor wafer processing subsidiary, C Acquisition Corp., which had operated under the name Core Systems, to Core Systems Incorporated, an entity newly formed by the subsidiary’s general manager and certain other investors, for $3,000,000, of which $1,625,000 was payable pursuant to a promissory note, plus the assumption of certain liabilities.

In December 2010, we entered into a payoff agreement with Core Systems Incorporated, pursuant to which we agreed to reduce the amount due under the note by $201,000, from $688,000 to $487,000 in exchange for accelerated payment of the note. In addition, Core Systems Incorporated paid an additional $50,000 to us, representing its portion of the California sales and use tax obligation resulting from the Core Systems asset sale. All of the agreed upon payments have been received. The early termination payment discount of $201,000 is included in our statement of operations for the year ended June 30, 2011.

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

In further support of our strategic initiative to focus on our security business, in June 2007, we sold certain of the assets related to our brachytherapy products and divested our prostate seed and medical software businesses and discontinued coatings operations at the end of the 2008 calendar year. For the year ended June 30, 2010, the operations of the Medical Business Unit have been recorded in our statement of operations as discontinued operations.

Security Business Unit

Since May 1999, we have been performing research to improve ETD technology, and developing ETD products that can be used for detection of trace amounts of explosives.  At present, we have developed portable systems, which have been marketed and sold both domestically and internationally, and a benchtop system which we expect to begin shipping commercially in the second quarter of fiscal 2012.  In order to reduce manufacturing costs and be responsive to large quantity orders, we use a contract manufacturer.  As we continue to sell and deliver our security products, we work both independently and in conjunction with various government agencies to develop the next generation of trace explosives detectors and to identify new applications for our proprietary technology.

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

The U.S. Congress recently passed legislation that mandated the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and for radiological and nuclear threats in cargo entering the United States.  In addition, following recommendations outlined in the “9/11 Commission Report,” issued by the National Commission on Terrorist Attacks Upon the United States, federal law has required the screening of all cargo carried on passenger aircraft for flights originating in the United States since August 2010.

Furthermore, DHS’s Science and Technology Directorate has supported the development of new security inspection technologies and products.  We participate in a number of such research and development efforts, including projects to develop new technologies for improving the accuracy of detection of trace amounts of explosives, narcotics and chemical agents; and improved sampling techniques for the application of trace detection to aviation and cargo screening.  The Science and Technology Directorate have also initiated programs for the development of technologies capable of protecting highways, railways and waterways from terrorist attack.

In addition, the U.S. Department of Defense has also begun to invest more heavily in technologies and services that screen would-be attackers before they are able to harm U.S. and allied forces.

Similar initiatives by international organizations such as the European Union have also resulted in a growing worldwide demand for airline, cargo, port and border inspection technologies.  For example, the European Union has tasked a working group to establish uniform performance standards for people, cargo, mail & parcel and hold baggage ETD screening systems, just as it has with X-Ray and liquid explosives detection systems.  We anticipate that the promulgation of these new standards will establish performance baselines against which we will be able to direct certain of our research and development spending and market our products to customers located in the European Union. As a result of these and other changes, sales of our security products have improved.  Major projects recently installed or currently underway include system installations at airports, ports and border crossings, government and military facilities and other locations, primarily in the international marketplace.  We anticipate that there may be growing demand from governments and commercial enterprises for increasingly sophisticated screening solutions in the future.

Technology

Since May 1999, we have performed research and development in the area of explosives trace detection (“ETD”).  We have developed several proprietary technologies in key areas of ETD which we believe improve the harvesting, collection and detection of trace particles and vapors of explosives substances.  In addition, we are continuing our development efforts to adapt this technology for the detection of narcotics and other chemical agents.  Our intellectual property portfolio contains eighteen security-related patents and patents pending:  eleven issued and active United States patents, five United States patents pending, and two licensed patents. We believe that our portfolio of patents and patents pending provides extensive protection in sample harvesting, sample detection and collection.  A key to our past and future success is our ability to innovate and offer differentiation in these areas.

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

Transport

Vortex Sampling

Once the trace particle has been released from a surface, it must be transported to a collection point.  Vortex sampling was the first of our sampling innovations.  Our vortex is similar to a miniature tornado.  A hollow spinning cylinder of air flowing outward surrounds and protects an inner vacuum flowing inward.  It is this vortex sampling technology that enables particles released within the vortex, or blown into it, to be transported with high efficiency to a collection filter. We have four patents issued and one patent pending in the area of vortex sampling methodology.

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

This method is not appropriate with conventional sample collection methods, such as paper wipes, because the paper is white, and the light from the bright flash reflects off, producing little heating.  However, by using our trapping filter, a very fast detection response can be achieved without loss in sensitivity.  We have two patents issued in the area of flash desorption methodology.

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

Intellectual Property

It is our policy to protect our proprietary position by, among other methods, filing United States patent applications.  Our intellectual portfolio contains eighteen security-related patents and patents pending:  eleven patents have been issued and are active, five patents are pending and we license two patents.  The eleven issued patents expire in the years 2022 through 2031.  We believe our patent portfolio provides extensive protection.  We also rely on unpatented proprietary technology, trade secrets and know-how.

Manufacturing

We manufacture our security products primarily through a sole source contract manufacturer located locally in Worcester, Massachusetts.  We believe our strategy to outsource manufacturing reduces manufacturing costs, improves scheduling flexibility, and allows us to focus our internal resources and management on product development, marketing, sales and distribution.  We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts, which is responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management. We anticipate that, in the future, we may increase the number of our contract manufacturers and that we may manufacture more of our products ourselves.

Products

We have developed several explosives detection systems designed for use in aviation and transportation security, high threat facilities and infrastructure, military installations, customs and border protection, and mail and cargo screening.  The systems use our proprietary Quantum SnifferTM technologies, including a photon-based, non-radioactive ion source in combination with ion mobility spectrometry (“IMS”), a classic detection tool sensitive to the unique speeds with which ions of various substances move through the air to electronically detect minute quantities of explosives vapor and particles.

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

When detecting a threat substance, the QS-H150 rapidly alarms.  This real-time detection limits equipment contamination and allows for fast clear-down.  Operation and maintenance are cost-effective.  Since there is no requirement for dopants, calibration consumables or verification consumables, the overall cost of consumables are minimized.  Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  No radioactive material is used in the QS-H150, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues. In early 2010, the QS-H150 was “Designated” as Qualified Anti-Terrorism Technology by DHS under the Support Anti-terrorism by Fostering Effective Technology Act of 2002 (the “SAFETY Act”).

Quantum SnifferTM QS-B220 Benchtop Explosives and Narcotics Detector

Our new QS-B220 Benchtop Explosives and Narcotics Detector uses dual IMS with non-radioactive ionization for the detection and identification of a wide range of military, commercial, and improvised explosives as well as narcotics.

The QS-B220 has automatic and continuous self-calibration.  It monitors its environment, senses changes that would affect its accuracy, and re-calibrates accordingly.  For detection, the sample is collected with a standard trap, ionized, and analyzed using IMS technology.  The presence of a threat is indicated by visible and audible alarms, and the substance is identified and displayed on the integrated touch screen display.  Users may save data locally or send data through standard interfaces such as USB, LAN, etc.  Multi-level password-protected data security is standard.  We believe that the operation and maintenance of the QS-B220 are extremely cost-effective. Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  No radioactive material is used in the QS-B220, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues.

We introduced the QS-B220 at the Force Protection Equipment Demonstration, sponsored by the Department of Defense and Department of Energy, in May 2011. In September 2011, the QS-B220 received a “Developmental Testing & Evaluation (DT&E) Designation” from DHS under the SAFETY Act.  We expect to begin initial shipments of the QS-B220 in the second quarter of fiscal 2012.

Products Under Development

Quantum Sniffer TM QS-Hx Portable Explosives Detector

We are developing a next-generation hand held detector that will use dual IMS non-radioactive ionization for the detection and identification of a wide range of military, commercial and improvised explosives, as well as narcotics. The QS-Hx will have automatic and continuous self-calibration, multi-level password-protected data security and will include a data management interface with data export to a network for recordkeeping, providing a link with the central command centers and logistics systems used by major carriers.

Miniature Mass Spectrometer

We initially developed our own proprietary IMS technology.  We believe, however, that as market demand grows for greater precision of substance identification and the list of substances to be detected increases, more advanced detectors will be required.

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

Hyphenated Detectors

Depending on the application and the number of “interfering” background chemicals, it may be necessary to incorporate additional “orthogonal” detection methods.  The combination of multiple sensors in series is commonly known as employing “hyphenated” methods.  By measuring different properties of the same species, interferents are separated from target species for a deterministic detection and identification and have minimum rates of false alarms. A hyphenated system is one in which a sequence of different types of detectors all must agree that an alarm has occurred before a valid alarm is declared.

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

Marketing and Sales

We market and sell our products through direct sales and marketing staff located in the United States, in addition to a global network of independent and specialized sales representatives and distributors.  Presently, our marketing and sales staff includes five sales professionals, one of whom is focused solely on U.S. government opportunities, and two marketing professionals. During fiscal 2011, we expanded upon our global network of independent distributors and as of June 30, 2011 were represented by thirty-two distributors.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

Competition

In the trace explosives detection industry, Morpho Detection, Inc. and Smiths Detection, Inc. are our two primary competitors.  These companies use IMS technologies; however, they use a radioactive ion source to ionize the explosive molecules.  We believe our technology differs from the competition in that we do not have a radioactive ion source; we have lower operating costs, and can perform “real time” detection.  We believe our patented technology provides our device with greater operating advantages and fewer regulatory restrictions.

Research and Development

Our technical staff consists of eight scientists and engineers, two of whom hold Ph.D.'s, and two of whom hold Masters Degrees.  All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories.  Our research and development efforts are generally self-funded, but may also be funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government.  Under the Small Business Innovative Research program, we retain the right to patent any technology developed pursuant to the program, subject to the retention by the U.S. government of a royalty-free license to use the technology.  We have obtained over $20 million in U.S. government grants and contracts over the past 20 years. However, we do not currently have any U.S. government grants or contracts.

We spent approximately $2,719,000 and $1,873,000 on internally funded research and development in the fiscal years ended June 30, 2011 and 2010, respectively.

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

Employees

As of June 30, 2011, we had thirty-seven full-time employees at our Massachusetts facility and one full-time employee in California.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Geographic Areas

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2011 and 2010, foreign sales represented 98% and 85%, respectively, of our revenue.  During the fiscal years ended June 30, 2011 and 2011, one customer from China represented 62% and 45%, respectively, of our revenue.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. Investors should carefully consider the following risk factors, in addition to the risks, uncertainties and assumptions described elsewhere in this Annual Report, in evaluating our Company and our business.  If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected.  If that happens, the market price of our common stock could decline.

Risks Related to our Liquidity

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on our business.

Management continually evaluates operating expenses and plans to increase sales and increase cash flow from operations.  Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC, we will require additional capital in the third quarter of fiscal 2012 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

We will be required to repay a substantial portion of our borrowings from DMRJ Group LLC on December 31, 2011 and to repay the remaining balance of those borrowings on March 31, 2012.

We will be required to repay DMRJ Group LLC such amounts as are necessary to ensure that our outstanding borrowings from DMRJ on December 31, 2011 will not exceed $15,000,000.  We will be required to repay all of our borrowings from DMRJ on March 31, 2012.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of June 30, 2011, the outstanding balances due to DMRJ under a senior secured convertible promissory note, a second secured promissory note and a revolving credit facility was $3,600,000, $1,000,000 and $15,785,000, respectively.  As of September 30, 2011 the outstanding balances due to DMRJ under these instruments were $3,520,000, $1,000,000 and $18,595,000, respectively.  If we are unable to repay these amounts as required, refinance our obligations to DMRJ, or negotiate extensions of these obligations, DMRJ may seize our assets and we may be forced to curtail or discontinue operations entirely.

Independent auditor report includes cautionary language on our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended June 30, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern.  This explanatory paragraph indicates there is substantial doubt on the part of our independent registered public accounting firm as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at June 30, 2011, to cover our operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

During the fiscal years ended June 30, 2011 and 2010, we had revenues of approximately $6,652,000 and $3,474,000, respectively.  During the fiscal years ended June 30, 2011 and 2010, we had losses from continuing operations of approximately $15,554,000 and $15,399,000, respectively.  During the fiscal years ended June 30, 2011 and 2010, we had net losses of approximately $15,554,000 and $15,523,000, respectively.  There is a risk that we will never be profitable.  We plan to further increase our expenditures to complete the development and commercialization of our new products, and to broaden our sales and marketing capabilities.  As a result, we believe we will likely incur losses over the next several quarters.  Our accumulated deficit as of June 30, 2011 and 2010 was approximately $104,886,000 and $89,332,000, respectively.  Our ability to generate sufficient revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

Our business is subject to risks associated with doing business internationally. During the fiscal years ended June 30, 2011 and 2010, foreign sales represented 98% and 85%, respectively, of our revenue.  During the fiscal years ended June 30, 2011 and 2010, one customer from China represented 62% and 45%, respectively, of our revenue.  We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be impacted by a variety of factors, including:

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

Our explosives detection products and technologies may not be accepted by government agencies or commercial consumers of security products, which could harm our future financial performance.

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

We rely on a single contract manufacturer to provide manufacturing services for our explosives detection products.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2011, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

We may not be able to protect our intellectual property rights adequately.

Our ability to compete is affected by our ability to protect our intellectual property rights.  We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights.  Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology or protect that proprietary information.  We cannot assure you that any pending or future patent applications will be approved, or that any issued patents will not be challenged by third parties.  The validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.  Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.  Although almost all of our revenue in fiscal 2011 was derived from foreign sales, we do not have any patents or patents pending outside of the United States. Moreover, the enforcement of laws protecting intellectual property in some of the countries in which we sell our products may be inadequate to protect our technology and proprietary information.

We may not have the resources to assert and protect our rights in our patents and other intellectual property.  Any litigation or proceedings relating to our intellectual property rights, whether or not determined in our favor or settled by us, is costly and may divert the efforts and attention of our management and technical personnel.

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

Our success will depend on our ability to obtain new patents and to operate without infringing on the proprietary rights of others.

Although we have eleven United States patents issued and five United States patent applications pending for our explosives detection technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties.  No assurance can be given that any pending or future patent applications will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

Furthermore, there can be no assurance that our competitors have not or will not independently develop technology, processes or products that are substantially similar or superior to ours, or that they will not duplicate any of our products or design around any patents issued or that may be issued in the future to us. In addition, whether or not patents are issued to us, others may hold or receive patents which contain claims having a scope that covers products or processes developed by us.

We may not have the resources to adequately defend any patent infringement litigation or proceedings.  Any such litigation or proceedings, whether or not determined in our favor or settled by us, is costly and may divert the efforts and attention of our management and technical personnel.  In addition, we may be required to obtain licenses to patents or proprietary rights from third parties.  There can be no assurance that such licenses will be available on acceptable terms if at all.  If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed.  Accordingly, challenges to our intellectual property, whether or not ultimately successful, could have a material adverse effect on our business and results of operations.

Our future success depends on the continued service of management, engineering and sales personnel and our ability to identify, hire and retain additional personnel.

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management.  The loss of the services of one or more of our senior management or other key employees could adversely affect our business.  We do not maintain key person life insurance on any of our officers, employees or consultants, with the exception of our Chief Executive Officer, for whom such a policy is maintained.

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

We incur substantial costs to operate as a public reporting company.

We incur substantial legal, financial, accounting and other costs and expenses to operate as a public reporting company. We believe that these costs are a disproportionately larger percentage of our revenues than they are for many larger companies. In addition, the rules and regulations of the Securities and Exchange Commission impose significant requirements on public companies, including ongoing disclosure obligations and mandatory corporate governance practices. Our limited senior management and other personnel need to devote a substantial amount of time to ensure ongoing compliance with these requirements. Our common stock is currently quoted on the OTC Bulletin Board and on OTC Markets Group’s OTCPK tier. Neither the OTC Bulletin Board nor OTC Markets Group’s OTCPK tier impose any specific quotation requirements other than that issuers must be current in their reporting to the Securities and Exchange Commission. If we are successful in listing our stock for trading on a national securities exchange or having our stock quoted on the Nasdaq Stock Market, we will be subject to additional disclosure and governance obligations. There can be no assurance that we will continue to meet all of the public company requirements to which we are subject on a timely basis, or at all, or that our compliance costs will not continue to be material.

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

Our common stock was delisted by the NYSE Amex LLC effective in June 2009 as result of our failure to comply with certain continued listing requirements.  Our common stock has been quoted on the OTC Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCPK tier under the symbol “IMSC”. We believe the delisting has limited our stock’s liquidity and could substantially impair our ability to raise capital.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.25 to $1.13.  The market price of our common stock may also fluctuate significantly in the future due to:

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

We are authorized to issue 50,000,000 shares of our common stock. In June 2010, our shareholders approved a proposal to increase the total number of shares of common stock we are authorized to issue to 200,000,000, but we have intentionally delayed the filing of Articles of Amendment to our Restated Articles of Organization with the Commonwealth of Massachusetts to effect that increase.  As of June 30, 2011, there were 30,981,328 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants, convertible debt instruments and convertible preferred stock. As of June 30, 2011, we had outstanding stock options and warrants to purchase approximately 7,348,000 shares of our common stock, the exercise price of which range between $0.08 per share to $12.45 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise of these instruments.  As of June 30, 2011, the outstanding balance due under the senior secured convertible promissory note issued to DMRJ was $3,600,000, which is convertible into shares of our common stock at $0.08 per share. In addition, in May 2011, we entered into two advisory and consulting services agreements, pursuant to which we agreed to issue up to an aggregate of 4,000,000 shares of our common stock.  In fiscal 2011 we issued 1,000,000 shares of common stock under these agreements and we have agreed to issue the balance of the 4,000,000 shares in monthly installments of 166,667 shares to each of the two advisors, beginning in August 2011 and ending upon the earlier of the ninth such installment or the termination of each advisor’s respective agreement.  To the extent such options, warrants, convertible note or additional investment rights are exercised or converted, and to the extent that additional shares are issued under the strategic advisory agreements, the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

The exercise of our outstanding options and warrants, the conversion of convertible debt instruments and the issuance of shares of common stock under our advisory agreements will reduce the percentage of common stock held by our current stockholders.  Further, the terms on which we could obtain additional capital during the life of the derivative securities may be adversely affected, and it should be expected that the holders of the derivative securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such derivative securities.  As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

In addition, we are authorized to issue 5,000,000 shares of preferred stock, the terms of which may be fixed by our Board of Directors, of which 164,667 shares of Series G Convertible Preferred Stock were issued and are outstanding as of June 30, 2011.  All of the shares of Series G Preferred Stock are held by our lender, DMRJ Group LLC, and are convertible into 25% of our common stock, calculated on a fully diluted basis.

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

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders.  Of those 5,000,000 shares, 164,667 shares of Series G Convertible Preferred Stock were issued and are outstanding as of June 30, 2011.  The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that we have issued to date and which may be issued in the future.  The issuance of preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any acquisition, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction, without the approval of the holders of the outstanding shares of preferred stock.  In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

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

We have paid no cash dividends on our common stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, our agreements with DMRJ prohibit the payment of cash dividends.  As a result, capital appreciation, if any, of our common stock will be shareholders’ sole source of gain for the foreseeable future.

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

In January 2011, Fulong Integrated Technique, Ltd. filed a complaint against us in the Middlesex Superior Court of the Commonwealth of Massachusetts, alleging non-payment of amounts owed for services provided to us in connection with the sale of handheld explosives detection equipment to a customer in China in the first quarter of fiscal 2009. Fulong seeks general monetary damages, other statutory damages, attorneys’ fees and costs. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims. We have filed counterclaims against Fulong, and are contesting the matter vigorously. If, however, Fulong is ultimately successful, it could have a material adverse effect on our business and financial condition.

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

Our common stock traded on the NYSE Amex LLC (formerly, the American Stock Exchange) under the symbol “IMX” until June 22, 2009 and was delisted by the NYSE Amex on September 22, 2009.  Our common stock has been quoted on the Over-The-Counter-Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCPK tier under the symbol “IMSC”. The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the American Stock Exchange and the OTC Bulletin Board. Quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year 2011
	High	Low
4th Quarter	$1.13	$0.48
3rd Quarter	$0.84	$0.45
2nd Quarter	$0.95	$0.25
1st Quarter	$0.40	$0.26

	Fiscal Year 2010
	High	Low
4th Quarter	$0.64	$0.31
3rd Quarter	$0.73	$0.23
2nd Quarter	$0.65	$0.03
1st Quarter	$0.28	$0.05

As of September 30, 2011, we had approximately 126 stockholders of record.  The last sale price as reported on the OTC Bulletin Board on September 30, 2011, was $0.49.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  In addition, our agreements with DMRJ prohibit the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2011
Equity Compensation Plan Information

The table below sets forth certain information as of June 30, 2011 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance (2)
Equity compensation plans approved by stockholders	4,320,538	(1)	$0.37	760,562
Equity compensation plans not approved by stockholders	-			-
	4,320,538			760,562

_______________

(1)
This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., our 2000 Incentive and Non-Qualified Stock Option Plan and our 2004 Stock Option Plan).

(2)	Includes shares available for future issuance under our 2004 Stock Option Plan. In October 2010, our 2000 Incentive and Non-Qualified Stock Option Plan expired.

Recent Sales of Unregistered Securities

In May 2011, DMRJ converted $80,000 of the principal amount owed by us under a promissory note into 1,000,000 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

In June 2011, we issued 1,000,000 shares of common stock, having a value of $800,000, to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issuance of these shares was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

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

Since May 1999, we have been performing research to improve explosives trace detection (“ETD”) technology, and developing ETD products which can be used for detection of trace amounts of explosives.  We now develop, manufacture and sell sophisticated sensors and systems for the security, safety and defense industries.  We have developed handheld ETD systems, which have been marketed and sold both domestically and internationally, and a benchtop system which we expect to begin shipping commercially in the second quarter of fiscal 2012.  These systems are used by private companies and government agencies to screen baggage, cargo, other objects and people, for the detection of trace amounts of explosives.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets, derivative liabilities, conversion features of our debt agreements, warranty obligations and impairment of goodwill.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.

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

•
Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  We have recorded a full valuation allowance against our net deferred tax assets of $20,136,000 as of June 30, 2011, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

•
Goodwill and Intangible Assets. Accounting Standards Codification ASC 350 “Intangibles – Goodwill and Other,” (“ASC 350”) requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead is measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if an impairment exists, management compares the reporting unit's carrying value to the reporting unit’s fair value.  Determining the reporting unit’s fair value requires management to make estimates based on market conditions and operational performance.  Absent an event that indicates a specific impairment may exist, management has selected June 30 as the date for performing our annual goodwill impairment test.  Future events could cause management to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  We determined that goodwill was impaired at June 30, 2010, resulting in a $3,136,000 charge recorded in our statement of operations for the year then ended.

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

•
Equity Transactions.  We evaluate the proper classification of our equity instruments that embody an unconditional obligation requiring the issuer to redeem it by transferring assets at a determinable date or that contain certain conditional obligations, typically classified as equity, be classified as a liability. We record financing costs associated with our capital raising efforts in our statements of operations.  These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt and allocates the proceeds amongst the securities based on relative fair values or based upon the residual method.  We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

•
Warrant Derivative Liability.  Accounting Standards Codification ASC 815-40-15, “Derivatives and Hedging,” (“ASC 815-40-15”) requires freestanding contracts that are settled in our own stock, including common stock warrants, to be designated as either an equity instrument, an asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 2008 financing transaction with DMRJ, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contained reset terms providing that, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price of the warrant, the exercise price would be automatically adjusted to equal the price per share at which such shares were issued or deemed to be issued. In these circumstances, the warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the years ended June 30, 2011 and 2010, we recorded non-cash charges of $160,000 and $217,000, respectively, in our statements of operations to record the change in fair value of the warrant derivative liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability. On April 7, 2011, we entered into an amendment to our credit facility with DMRJ. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share.  As of that date, the warrant was no longer subject to adjustment. Therefore, the warrant derivative liability is no longer required to be recorded as a separate liability under ASC 815-40-15.

•
Fair Value of Note Conversion Feature. ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 2008 financing transaction with DMRJ, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contained reset terms providing that, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. In these circumstances, the conversion option liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the years ended June 30, 2011 and 2010, we recorded non-cash charges of $7,159,000 and $9,503,000, respectively, in our statement of operations to record the change in fair value of the note conversion option liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability. On April 7, 2011, we entered into an amendment to our credit facility with DMRJ. As amended on April 7, 2011, the conversion price of the senior secured convertible promissory note was fixed at $0.08 per share. As of that date, the note conversion feature was no longer subject to adjustment. Therefore the conversion feature is no longer required to be recorded as a separate liability under ASC 815-40-15.

•
Cumulative Effect of Change in Accounting Principle. On July 1, 2009, we adopted the provisions of Accounting Standards Codification ASC 815-40-15, "Dervatives and Hedging" ("ASC 815-40-15").  In accordance with ASC 815-40-15, the cumulative effect of the change in accounting principle recorded by us in connection with the warrant and the senior secured promissory note we issued to DMRJ, was recorded as an adjustment of the opening balance of retained earnings as summarized in the following table:

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

•
Stock-Based Compensation. Effective July 1, 2006, we adopted the fair value recognition provisions of the accounting standards which require the expense recognition of the estimated fair value of all stock-based payments issued to employees.

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

Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our share-based compensation.  We anticipate the amount of stock-based compensation to increase in the future as additional options are granted.  As of June 30, 2011, there was approximately $401,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 3.0 years.

Results of Operations

Fiscal Year Ended June 30, 2011 vs. June 30, 2010

Revenues

Security revenues for the year ended June 30, 2011 were $6,652,000 as compared with $3,474,000 for the prior year, an increase of $3,178,000 or 91.5%.  Revenues from security products for the year ended June 30, 2011 were $6,652,000 as compared with $3,043,000 for the prior year, an increase of $3,609,000 or 118.6%.  Revenues from government-funded contracts and other services for the year ended June 30, 2011 were $0 as compared with $431,000 for the prior year, a decrease of $431,000.  The increase in security revenue is primarily a result of an increase in the number of units sold of our explosives detection products during the year ended June 30, 2011 as compared to the prior year. The security product revenues increase is due to continued deployment of our portable explosives detectors in China, Spain, Mexico and Japan. Revenue from government contracts decreased due to the expiration of several contracts in the last quarter of our fiscal year ended June 30, 2010.  Until such time that we are successful in securing additional government contracts, we do not expect to report revenue from government contracts. We will continue to pursue these government grants and contracts to support our research and development efforts in the areas of trace explosives detection.

Cost of Revenues

Cost of revenues for the year ended June 30, 2011 was $4,011,000 as compared with $2,229,000 for the prior year, an increase of $1,782,000 or 79.9%.   The increase in cost of revenues is primarily a result of an increase in unit sales of our security products.

Gross Margin

Gross margin for the year ended June 30, 2011 was $2,641,000 or 39.7% of security revenues as compared with $1,245,000 or 35.8% of security revenues for the prior year.  The increase in gross margin is a result of reductions in the costs we pay to manufacture our security products due to cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer and decreased per unit manufacturing overhead, as overhead costs were allocated to a higher volume.

Research and Development Expense

Research and development expense for the fiscal year ended June 30, 2011 was $2,719,000 as compared with $2,399,000 for the prior year, an increase of $320,000 or 13.3%.  The increase in research and development expenses is due primarily to increased contracted engineering resources engaged, to assist with the development of the QS-B220 benchtop explosives and narcotics detector, direct material costs incurred in the development of QS-B220 beta units, offset partially by decreased payroll and related fringe benefits costs resulting from a reduction in personnel in the first six months of fiscal 2011. We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B220 benchtop explosives and narcotics detector and the QS-Hx portable explosives detector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended June 30, 2011 were $5,746,000 as compared with $4,422,000 for the prior fiscal year, an increase of $1,324,000, or 29.9%. The increase in selling, general and administrative expenses is due primarily to increased payroll, related fringe benefits costs and travel expense resulting from the addition of sales, marketing and administrative personnel, increased consulting expense, due to the issuance of 1,000,000 shares of our common stock to certain consultants, the early termination payment discount of $201,000 with respect to the note receivable from Core Systems Incorporated, and increased insurance expense, partially offset by the tax settlement of $178,000 with the California Board of Equalization, decreased legal fees, decreased loan financing fees, decreased rent and related occupancy costs, decreased bad debt expense and decreased vendor late payment fees.

Litigation Settlements

For year ended June 30, 2010, we recorded a lease termination benefit of $384,000 resulting from the dismissal of litigation related to Accurel’s lease obligations in California on October 28, 2009. Accurel has no further obligations or liabilities to the lessor under its lease.

For the year ended June 30, 2010, we recorded a $5,000,000 benefit resulting from the settlement of the litigation with Evans Analytical Group and John Traub.  On June 21, 2010, the parties resolved all claims arising from the Accurel sale.

Goodwill Impairment

For the year ended June 30, 2010 we recorded a $3,136,000 impairment charge to writedown the carrying value of goodwill.

Other Income and Expense, Net

For the year ended June 30, 2011, we recorded other expense, net of $9,730,000 as compared with other expense, net of $12,071,000, for the prior year, a decrease of $2,341,000, or 19.4%. The decrease was primarily due increases in the fair value adjustment recorded on the note conversion option liability of $7,159,000 and warrant derivative liability of $160,000, in the year ended June 30, 2011, both of which are related to our financing with DMRJ as compared to increases in the fair value adjustment of $9,503,000 and $217,000, respectively, in the prior year. Interest expense increased $14,000 to $2,426,000 in the year ended June 30, 2011 from $2,412,000 in the prior year, due to higher borrowings under our credit facility with DMRJ, partially offset by $54,000 decrease in interest expense due to the tax settlement with the California Board of Equalization and to decreased amortization of debt discount related to our financing with DMRJ. For the year ended June 30, 2010, we amortized $1,107,000 of debt discount. Interest income decreased $46,000 to $15,000, in the year ended June 30, 2011 from $61,000, for the prior year, due to decreased interest income associated with the note receivable issued to us as part of the Core asset sale and due to the early termination payment discount negotiated on the note. On April 7, 2011, we entered into an amendment to our credit facility with DMRJ. As amended, the conversion price of the senior secured convertible promissory note and warrant to purchase shares of our common stock were both fixed at $0.08 per share. As of that date, the note conversion feature and warrant were no longer subject to adjustment and were no longer required to be recorded as a separate liability under ASC 815-40. On April 7, 2011, we reclassified the note conversion liability and the warrant derivative liability, $17,845,000 and $438,000, respectively, to stockholders’ deficit.

Loss from Continuing Operations

Loss from continuing operations for the year ended June 30, 2011 was $15,554,000 as compared with $15,399,000 for the prior year, an increase of $155,000, or 1.0%.  The increase in loss from continuing operations is primarily due to a $1,644,000 increase in operating expenses, $5,384,000 of non-cash benefit recorded due to the settlement of the litigation with Evans and the Accurel lease termination, offset partially by the $3,136,000 goodwill impairment charge and, in fiscal 2010, the result of the decreases in fair value adjustments recorded on the note conversion option liability and warrant derivative liability, both of which are related to our financing with DMRJ.

Preferred Distribution, Deemed Dividends and Accretion

Preferred distribution, deemed dividends and accretion for the year ended June 30, 2011 was $0 as compared with $329,000 on the Series F Preferred Stock for the comparable prior year, a decrease of $329,000.  The Series F Preferred Stock, issued on July 1, 2009 and August 31, 2009, contained beneficial conversion features which amounted to $329,000 and is accounted for as a deemed dividend.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the year ended June 30, 2011 was $0 as compared with a net loss of $124,000 for the prior year, a decrease of $124,000.  The net loss from discontinued operations for fiscal 2010 is composed of operating loss of $124,000 from our medical reporting unit, which includes an impairment charge of $104,000 recorded on long-lived assets.

Income Taxes

As of June 30, 2011, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $46,277,000 expiring between 2022 and 2031, and $38,396,000, expiring between 2012 and 2026, respectively.  As of June 30, 2011, we had federal and state investment, alternative minimum tax and research credit carry forwards available to offset future taxable income of approximately $811,000, expiring between 2022 and 2031, and $574,000, expiring between 2012 and 2026, respectively.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of approximately $264,000, an increase of $264,000 when compared with cash of $0 at June 30, 2010.

On December 31, 2011, we must repay such amounts as are necessary to ensure that our outstanding borrowings under the amended and restated senior secured promissory note issued to DMRJ in March 2009, under a second secured promissory note issued in July 2009 and under a revolving credit facility established in September 2009 will not exceed $15,000,000.  On March 31, 2012, we must repay in full our remaining obligations to DMRJ. As of June 30, 2011, our obligations under the senior secured convertible promissory note, the senior secured promissory note and under the revolving credit facility were $3,600,000, $1,000,000 and $15,785,000, respectively. Each of these notes and the credit facility are described in more detail below.  As of September 30, 2011 our obligations to DMRJ under these instruments were $3,520,000, $1,000,000 and $18,595,000, respectively, reflecting increased borrowing under the revolving credit facility to fund working capital required to fulfill our order from the India Ministry of Defense.

During the year ended June 30, 2011 we had net cash outflows of $7,927,000 from operating activities of continuing operations as compared to net cash outflows of continuing operations of $7,897,000 for the prior year.  The approximately $30,000 decrease in net cash outflows used in operating activities of continuing operations during the year ended June 30, 2011, as compared to the prior year period, was due to (i) a decrease in accounts payable of $597,000, compared to a decrease in accounts payable of $1,364,000 in the prior period due to the payment of outstanding obligations; (ii) an increase of $726,000 in deferred revenue, compared to a $246,000 decrease in deferred revenue in the prior year due primarily to the advance deposit of $893,000 received under our contract with the India Ministry of Defence and the timing of or application of customer advance payments (iii) a $282,000 increase in prepaid expenses, compared to a $428,000 increase in prepaid expenses in the prior year, due to vendor prepayment requirements on inventory procurement; (iv) a $907,000 increase in inventories, compared to a $414,000 increase in inventories in the prior year, due to the acquisition of inventory in connection with the order from the India Ministry of Defence; and (v) a $522,000 increase in accounts receivable, compared to a $212,000 decrease in accounts receivable in the prior year, due to increased sales in the fourth quarter of fiscal 2011. For the year ended June 30, 2011, we had net cash outflows of $0 from operating activities of discontinued operations, compared with net cash outflows of $47,000 from operating activities of discontinued operations for the prior year.

During the year ended June 30, 2011 we had net cash inflows of $562,000 from investing activities of continuing operations as compared to net cash outflows of $1,187,000 from investing activities of continuing operations for the prior year.  The approximately $1,749,000 increase in net cash inflows used in investing activities of continuing operations during the year ended June 30, 2011, as compared to the prior year, was primarily a result of a $418,000 increase in payments received on the Core note receivable due to the payoff agreement entered into with Core Systems Incorporated, the $1,383,000 increase in cash transferred to restricted funds to collateralize letters of credit issued in connection with the order from the India Ministry of Defence and to a $49,000 increase in cash used to purchase property and equipment.

During the year ended June 30, 2011 we had net cash inflows of $7,629,000 from financing activities of continuing operations as compared to net cash inflows of $9,131,000 from financing activities of continuing operations for the prior year.  The approximately $1,502,000 decrease in net cash inflows used in financing activities of continuing operations during the year ended June 30, 2011, as compared to the prior year, was primarily due to $1,000,000 in cash provided by the issuance of a senior secured note to DMRJ in July 2009 and a $501,000 reduction in borrowed under the credit facility provided by DMRJ in September 2009.

Credit Facilities with DMRJ Group LLC

In December 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note, which is collateralized by all of our assets, originally bore interest at 11.0% per annum.  The effective interest rate on the note, at the time of issuance, was approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc., a privately-held development stage medical device company, to DMRJ.  The note, which has been amended and restated, as described below, was originally convertible in whole or in part at the option of DMRJ into shares of our common stock at a conversion price of $0.26 per share. The warrant, which has been amended and restated, as described below, was originally exercisable in whole or in part at the option of DMRJ into shares of our common stock at an exercise price of $0.26 per share.

The note and warrant contained reset terms providing that, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the conversion or exercise price then in effect, the note conversion price and the warrant exercise price would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued as a result of the adoption of ASC 815.  This reset provision completely protects an investor’s investment from subsequent price erosion until the occurrence of a liquidity event.  These reset provisions did not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders. As further described below, however, these reset features were eliminated in April 2011.

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

In March 2009, we entered into a letter agreement with DMRJ pursuant to which we were granted access to $250,000 of previously restricted cash out of funds held in a blocked account.  The effect of the letter agreement made $250,000 available to us until the close of business on April 14, 2009. In consideration of the letter agreement, in March 2009, we issued an amended and restated senior secured convertible promissory note and amended and restated warrant to DMRJ to purchase shares of common stock, which replaced the note and warrant issued in December 2008.  The terms of the amended and restated note and the amended and restated warrant are identical to the terms of the original note and warrant, except that the amended instruments reduced the initial conversion price of the original note from $0.26 to $0.18 and reduced the initial exercise price of the original warrant from $0.26 to $0.18.

In July 2009, we entered into an amendment to the December 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000.  The senior secured promissory note, which has been amended, as described below, originally bore interest at the rate of 2.5% per month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable on the earlier of (i) December 10, 2009 and (ii) the receipt by us of net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities in one or more transactions. In addition, DMRJ had the right to require us to prepay such amounts upon (i) certain consolidations, mergers and business combinations involving us; (ii) the sale or transfer of more than 50% of our assets, other than inventory sold in the ordinary course of business, in one or more related or unrelated transactions; or (iii) the issuance by us, in one or more related or unrelated transactions, of any equity securities or securities convertible into equity securities (other than options granted to employees and consultants pursuant to employee benefit plans approved by our Board of Directors), which results in net cash proceeds to us of more than $500,000; provided, however, that DMRJ could not require us to prepay more than the net cash proceeds of any transaction described in the preceding clause (iii) of this sentence. The note permitted us to prepay all or any portion of the principal amount, without penalty or premium, after prior notice to DMRJ.

In connection with the additional note issued in July 2009, we also issued 1,646,663 shares of our Series F Convertible Preferred Stock to DMRJ. The Series F Preferred Stock was originally convertible into that number of shares of common stock which equaled the original issue price of the Series F Preferred Stock ($0.08 per share) divided by the “Series F Conversion Price.” All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ were originally convertible into 16,466,630 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis. The Series F Preferred Stock contained reset terms providing that, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect, the Series F Conversion Price would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued.  The reset provision did not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders. In April 2011, as further described below, DMRJ exchanged all of the shares of Series F Preferred Stock held by it for shares of a new Series G Convertible Preferred Stock. The terms of the Series G Preferred Stock are identical to the terms of the Series F Preferred Stock, except that the Series G Preferred Stock terms do not include reset provisions for dilutive issuances of our common stock.

In August 2009, we entered into a second amendment to the December 2008 note and warrant purchase agreement, pursuant to which we issued DMRJ a bridge note in the principal amount of $700,000.  The note bore interest at the rate of 25% per annum. The outstanding principal balance and all interest due under this bridge note were paid in September 2009.

In September 2009, we entered into an additional credit agreement with DMRJ, pursuant to which DMRJ provided us with a revolving line of credit in the maximum principal amount of $3,000,000. In connection with the credit agreement, we issued a promissory note to DMRJ evidencing our obligations under the credit facility. Each of our subsidiaries guaranteed our obligations under the credit facility. Our obligations and our subsidiaries’ obligations are secured by grants of first priority security interests in all of our respective assets. In addition, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.

The revolving line of credit, which has been amended, as described below, originally bore interest at the rate of 25% per annum. Interest under the note is due on the first day of each calendar month. The principal balance of the note, together with all outstanding interest and all other amounts owed under the note, was originally due and payable in December 2009. We may prepay all or any portion of the principal amount of the note, without penalty or premium, after prior notice to DMRJ. Subject to applicable cure periods, amounts due under the note are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the note; (ii) any failure to observe or perform any other condition, covenant or agreement contained in the note or certain conditions, covenants or agreements contained in the credit agreement; (iii) certain suspensions of the listing or trading of our common stock; (iv) a determination that any misrepresentation made by us to DMRJ in the credit agreement or in any of the agreements delivered to DMRJ in connection with the credit agreement were false or incorrect in any material respect when made; (v) certain defaults under agreements related to any of our other indebtedness; (vi) the institution of certain bankruptcy and insolvency proceedings by or against us; (vii) the entry of certain monetary judgments against us that are not dismissed or discharged within a period of 20 days; (viii) certain cessations of our business in the ordinary course; (ix) the seizure of any material portion of our assets by any governmental authority; and (x) our indictment for any criminal activity.

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. For the period September 4, 2009 through January 12, 2010, the date as of which this arrangement was cancelled, we experienced a net loss and no such payments were due or payable to DMRJ.

Upon the closing of the credit facility, we requested and were granted an initial advance of approximately $1,633,000, of which we used approximately $715,000 to repay all of our outstanding indebtedness to DMRJ pursuant to the bridge note issued to DMRJ in August 2009, and approximately $548,000 to retire certain obligations owed to other parties. We used the balance of the initial advance for working capital and ordinary course general corporate purposes.

We failed to pay an aggregate of $7,505,678 in principal, together with approximately $149,292 of interest, due to DMRJ in December 2009, the maturity of each of the promissory notes described above.  On December 20, 2009, we received written notice form DMRJ, stating that we were in default of our obligations under each of the notes.

As a result of these defaults, effective December 11, 2009, (i) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in March 2009 automatically increased from 11% per annum to 2.5% per month (or the maximum applicable legal interest rate, if less); (ii) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in July 2009 automatically increased from 2.5% per month to 3.0% per month (or the maximum applicable legal interest rate, if less); and (iii) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in September 2009 increased from 25% per annum to 30% per annum (or the maximum applicable legal interest rate, if less). All such default interest was payable upon demand by DMRJ.

On December 31, 2009, we received further written notice from DMRJ, withdrawing its default notice. Also on December 31, 2009, DMRJ elected to convert $120,000 of the principal amount owed by us under the senior secured convertible promissory note into 1,500,000 shares of our common stock, at an adjusted conversion price of $.08 per share. DMRJ has subsequently converted additional portions of our indebtedness on similar terms. Under the promissory notes and related agreements, however, DMRJ may not convert any portion of the notes if the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by DMRJ at such time, would result in DMRJ beneficially owning in excess of 4.99% of the then issued and outstanding shares of common stock. DMRJ may waive such limitation by providing us with 61 days’ prior written notice.

On January 12, 2010, we amended each of our credit instruments with DMRJ. Pursuant to those amendments:  (i) our line of credit under the September 2009 credit agreement was increased from $3,000,000 to $5,000,000; (ii) the maturity of all of our indebtedness to DMRJ under each of the notes described above, was extended from December 10, 2009 to June 10, 2010; (iii) DMRJ waived all existing defaults under all of these promissory notes and all related credit agreements through the new maturity date of June 10, 2010; (iv) the interest rate payable on our obligations under each of the promissory notes was reduced to 15% per annum; (v) all arrangements pursuant to which we were to share with DMRJ any profits resulting from certain transactions were removed from the credit documents; (vi) we agreed to certain limitations on equity financings without DMRJ’s prior consent; and (vii) we agreed that we will not prepay more than $3,600,000 of the $5,600,000 of indebtedness owed to DMRJ under the March 2009 amended and restated promissory note without DMRJ’s prior consent.

On April 23, 2010 we further amended each of our credit instruments with DMRJ. Pursuant to those amendments: (i) our line of credit under the September 2009 credit agreement was increased from $5,000,000 to $10,000,000; and (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under each of the promissory notes described in the preceding paragraphs was extended from June 10, 2010 to September 30, 2010.

On September 30, 2010, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments, the maturity of all of our indebtedness to DMRJ, including indebtedness in the preceding paragraphs, was extended from September 30, 2010 to March 31, 2011.

On March 30, 2011, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments, the maturity of all of our indebtedness to DMRJ was extended to April 7, 2011 and our line of credit under the September 2009 credit agreement was increased from $10,000,000 to $15,000,000.

On April 7, 2011, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments: (i) the maturity our all our indebtedness to DMRJ was extended from April 7, 2011 to September 30, 2011; (ii) DMRJ waived our compliance with certain financial covenants in the notes and all related credit agreements through maturity; (iii) removed the reset provisions from both the senior secured convertible promissory note and the amended and restated warrant; (iv) fixed the conversion and exercise price of the senior secured convertible promissory note and the amended and restated warrant at $0.08 per share; (v) established the order in which our prepayments of the notes would be applied; (vi) required that we authorize a new series of Series G Convertible Preferred Stock, with terms identical to the Series F Preferred Stock except that the Series G Preferred Stock would not contain the reset antidilution provision; (vii) required that we issue DMRJ 0.1 share of Series G Preferred Stock in exchange for each share of Series F Preferred Stock held by it; and (viii) provided DMRJ with the right of first refusal on any new securities we may issue to any third party without first providing DMRJ with a 20-day period during which DMRJ may elect to purchase or otherwise acquire, at a price and on the terms specified by us, all or a portion of such new securities.

The Series G Preferred Stock is convertible into that number of shares of common stock which equaled the original issue price of the Series G Preferred Stock ($0.08 per share) divided by the “Series G Conversion Price” (originally $0.08 per share), multiplied by 100. All of the 164,667 shares of Series G Preferred Stock held by DMRJ were originally convertible into 16,466,700 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis. The Series G Preferred Stock is entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock. In the event of any liquidation, dissolution or winding up of our company, the holders of the Series G Preferred Stock will be entitled to be paid an amount equal to $.08 per share of Series G Preferred Stock, multiplied by 100, plus any declared but unpaid dividends, prior to the payment of any amounts to the holders of our common stock by reason of their ownership of such stock.

The holders of the Series G Preferred Stock have no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the Series G Preferred Stock, we may not (i) amend, alter or repeal any provision of our Restated Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series G Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series G Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of our equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series G Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

In addition, for so long as the July 2009 note or the amended and restated senior secured convertible promissory note issued to DMRJ in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series G Preferred Stock which is necessary to result in the number of shares of common stock into which all Series G Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.

On September 29, 2011, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments: (i) the maturity of our indebtedness to DMRJ was extended from September 30, 2011 to March 31, 2012; (ii) DMRJ waived our compliance with certain financial covenants in the notes and all related credit agreements through maturity; (iii) our line of credit under the September 2009 credit agreement was increased from $15,000,000 to $23,000,000 and (iv) we will be required to repay sufficient amounts of our outstanding indebtedness under the notes and related credit agreements and other amounts owing to DMRJ such that as of December 31, 2011, the outstanding obligations to DMRJ shall not exceed $15,000,000.

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

As of June 30, 2011, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,600,000, $1,000,000 and $15,785,000, respectively.  Further, as of June 30, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note the senior secured promissory note and under the credit facility approximated $1,376,000 and is included in current liabilities. As of September 30, 2011 our obligations to DMRJ under these instruments approximated $3,520,000, $1,000,000 and $18,595,000, respectively. Further, as of September 30, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured promissory note and line of credit approximated $1,705,000.

The failure to refinance this indebtedness or otherwise negotiate extensions of our obligations to DMRJ would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ, which mature on March 31, 2012.  Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months. Because there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations with DMRJ, management will continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.  Future expenditures for research and product development are discretionary and can be adjusted as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC, we will require additional capital in the third quarter of fiscal 2012 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had three irrevocable standby letters of credit outstanding in the approximate amount of $1,488,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  During fiscal 2011, we amended two of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between February 6, 2012 and October 5, 2012.

As of June 30, 2011, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which amends FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011. Early adoption is permitted. We do not currently believe that the adoption of this update will have a material effect on our consolidated financial position and results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The adoption of ASU 2011-04 gives fair value the same meaning between U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 will be effective for fiscal years and interim periods beginning after December 15, 2011 and can be applied prospectively. However, changes in valuation techniques shall be treated as changes in accounting estimates. We do not currently believe that the adoption of this update will have a material effect on our consolidated financial position and results of operations.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of June 30, 2011 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that, as of June 30, 2011, our internal control over financial reporting was effective based on those criteria. We have recruited a senior accounting professional who has enhanced the overall technical abilities of our accounting department and have taken  steps to improve our internal process of identifying, researching and evaluating the impact of new accounting pronouncements. This additional resource has enhanced our GAAP capabilities related to review procedures, strengthened our segregation of duties and enhanced our ability to account and report on complex material and/or non-routine transactions.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our  registered public accounting firm pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control, other than described above, over financial reporting during the fourth quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In May 2009, our Board of Directors increased the size of the board from five directors to seven directors.  Our Board of Directors is currently comprised of six directors.  The directors and named executive officers, their ages and positions, as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of September 30, 2011.

There are no family relationships between any director, named executive officer, or person nominated or chosen to become a director or executive officer.
Name	Age	Position
Glenn D. Bolduc	59	Chairman of the Board, President and Chief Executive Officer
Brenda L. Baron	49	Vice President, Manufacturing and Technical Services
Bruce R. Bower	66	Senior Vice President, Sales and Marketing
Roger P. Deschenes	53	Vice President, Finance and Chief Financial Officer
Todd A. Silvestri	45	Vice President, Advanced Technology and Product Development
John A. Keating	58	Director
Joseph E. Levangie	66	Director
Robert P. Liscouski	57	Director
Howard Safir	70	Director
Michael C. Turmelle	52	Director

Glenn D. Bolduc has served as Chairman of the Board since May 2009 and as President and Chief Executive Officer since January 2009, having joined us as Chief Financial Officer in July 2008. Prior to joining the Company, Mr. Bolduc served as acting CEO and CFO of Horizon’s Edge Casino Cruises, LLC.  From January 2001 through January 2006 Mr. Bolduc was the principal of Radius Ventures LLC, a strategic advisory firm.  Prior to Radius Ventures, Mr. Bolduc has held executive management and financial positions, including CEO and CFO, with several venture-backed and publicly-held companies in various technology industries.  From 1996 to 1999, Mr. Bolduc served as President and Chief Executive Officer of Vialog Corporation, a publicly-held provider of teleconferencing and other group communications services. Mr. Bolduc received his undergraduate degree in accounting from Fairleigh Dickinson University and began his accounting career with PricewaterhouseCoopers.

Our Board of Directors has concluded that Mr. Bolduc is uniquely qualified to serve as a director and Chairman of our Board based on his past and current leadership and executive roles, financial skills and business judgment.

Brenda L. Baron has served as our Vice President, Manufacturing and Technical Services since February, 2009, having joined the company in April 2004.  Ms. Baron developed the Security Division's manufacturing operations, as well as manufacturing, test, and documentation control. Prior to joining the Company, Ms. Baron served as Documentation Engineer with the instrumentation division of Millipore Corporation, from 2002 to 2004, and was employed at Ion Track Instruments, an explosives trace detector manufacturer as Configuration Manager, from 1998 to 2001, where she played a key role in bringing handheld, bench top, and portal trace detectors into production.

Bruce R. Bower joined us in August 2010 as Senior Vice President, Sales and Marketing. From February 2009 through November 2009 and from February 2010 through the date of his appointment as Senior Vice President, Mr. Bower served as strategic advisor to our Chief Executive Officer.  From November 2009 through January 2010, Mr. Bower was employed by us as a special assistant to the Chief Executive Officer. Mr. Bower has more than 25 years of sales, sales management, marketing and general management experience with technology companies selling hardware and software solutions to enterprise and government customers worldwide. Prior to joining the Company he served as Vice President, Sales and Marketing, and President and CEO for both Teloquent Communications and MultiLink, and he held sales, product management, and general management roles with ROLM and IBM. Mr. Bower holds an M.B.A. from Boston University.

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

Todd A. Silvestri joined us in September 2008 and is directly responsible for the design and commercialization of the Company’s advanced explosive trace detection solutions. Previously, Mr. Silvestri was Senior Vice President of Century Capital Partners, assisting his clients in defining optimal exiting strategies, securing capital, and expanding into foreign markets. Prior to that, he led New Product Development for Environmental Systems Products (ESP), where he was responsible for expanding the company’s traditional business-to-government services into new frontiers by commercializing products and services for private business clients and consumers. In 2003, Mr. Silvestri founded APAC Global LLC providing consulting in the areas of company establishment, localization/relocation of operations, supply chain management, and organizational design primarily focused with small to medium sized companies expanding to, or within, the Asia Pacific Region. Mr. Silvestri holds an M.B.A. from the Kellogg School of Management at Northwestern University, as well as a B.S. in Chemical Engineering from Clarkson University.

John A. Keating has served our board of directors since May 2009.  Mr. Keating has served the as the Vice President of Global Customer Fulfillment at Timberland Company, a premium global footwear brand with sales in excess of $1.2 billion in 2008, since 1992. Mr. Keating is responsible for all transportation, distribution, customs, and order management. In addition, Mr. Keating oversees North American customer service and apparel sourcing operations.  Mr. Keating holds a B.A. degree from Bridgewater State University and an M.B.A. from Suffolk University.

Our Board of Directors has concluded that Mr. Keating is uniquely qualified to serve as a director based on his experience and leadership rolls as an executive of a public company and his knowledge of transportation and distribution operations.

Joseph E. Levangie has served on our board of directors since December 2007.  Mr. Levangie has served as Chief Executive Officer of JEL & Associates, a business advisory firm, since 1981. Mr. Levangie has held many executive positions including Chief Financial Officer of GreenMan Technologies, Inc., Chief Operating & Financial Officer of Colorgen, Inc., Vice President, Corporate Development and Chief Financial Officer of Spire Corporation and Executive Vice President of The Solar Energy & Energy Conservation Bank. Mr. Levangie holds a S.B. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A from the Harvard Graduate School of Business Administration.  Mr. Levangie served as a director of SatCon Technology Corporation from December 2004 to December 2007.

Our Board of Directors has concluded that Mr. Levangie is uniquely qualified to serve as a director based on his leadership role and experience as an executive at several public companies and his professional credentials.

Robert P. Liscouski has served on our board of directors since May 2009.  Since July 2009, Mr. Liscouski has been a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm. Mr. Liscouski was the first Assistant Secretary for Infrastructure Protection for the Department of Homeland Security, serving from March 2003 to February 2005 and reporting directly to then Secretary Tom Ridge.  Mr. Liscouski’s private sector experience includes serving as the CEO of Content Analyst, a software company that automates the analysis and categorization of large volumes unstructured text and data, as Director of Information Assurance for The Coca-Cola Company and Vice President, Law Enforcement Division, for IRION Scientific Systems.  Mr. Liscouski’s government experience includes several years with the Diplomatic Security Service of the U.S. Department of State.  Mr. Liscouski is a Senior Fellow at the Center of Strategic and International Studies in Washington, D.C. and serves as an advisor to the U.S. government on technology matters.  Mr. Liscouski holds a B.S. degree in Criminal Justice from John Jay College of Criminal Justice and a Masters of Public Administration from the Kennedy School of Government, Harvard University.

Our Board of Directors has concluded that Mr. Liscouski is uniquely qualified to serve as a director based on his experience and leadership roles in public safety and security as a senior official with the Department of Homeland Security and based on his experience and leadership roles in the private sector.

Howard Safir has served on our board of directors since May 2009.  Mr. Safir has served as Chief Executive Officer of the security consulting and investigations unit of GlobalOptions Group, Inc., since May 2006 and as Chairman, Chief Executive Officer and Principal of the November Group a company that provides strategic advisory and customer acquisition services to companies in the security, law enforcement, intelligence and defense industries. Mr. Safir was the founder, Chairman and Chief Executive Officer of SafirRosetti, LLC, a premier security consulting company, from December 2001 until its acquisition in May 2006 by GlobalOptions Group, Inc. Prior to that time, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services. In 1996, Mr. Safir was appointed the 39th Police Commissioner of the City of New York by Mayor Rudolph W. Giuliani, after serving as New York City’s 29th Fire Commissioner for the prior two years, making him the only individual in the history of New York City to serve as both police and fire commissioner. Previously, he was the Assistant Director of the Drug Enforcement Agency and also served as Chief of the Witness Security Division, U.S. Marshals Service. Mr. Safir currently serves as a director of Verint Systems, Inc. and LexisNexis Special Services, Inc., a private company.  From February 2004 to October 2006, Mr. Safir served as Chairman of the Board of Directors of GVI Security Solutions, Inc., a provider of video surveillance and security solutions products and from June 2005 to July 2006 served as a director of Blastgard International, Inc., a developer and designer of proprietary blast mitigation materials, both of which are public companies.  Mr. Safir also served as a Chairman of the Board of Directors of National Security Solutions Inc., from March 2008 to April 2010, a private company organized for the purpose of effecting a business combination, including with entities involved in the security and homeland defense industries. Mr. Safir received his B.A. in History and Political Science from Hofstra University in 1963. He attended Harvard University's John F. Kennedy School of Government, receiving certificates in the programs for Senior Managers in Government in 1988 and for National and International Security in 1989.  Mr. Safir is a member of the Board of Trustees of Hofstra University and a director of the foundation of the International Association of Chiefs of Police.

Our Board of Directors has concluded that Mr. Safir is uniquely qualified to serve as a director based on his experience and leadership roles in public safety and security and his extensive service as a director and board chairman of public companies involved in the security and homeland defense industries.

Michael C. Turmelle has served on our board of directors since December 2005.  Since June 2010, Mr. Turmelle has served as the Chief Operating Officer/Chief Financial Officer of LVestus Energy, Inc., a company that provides third party financing for geothermal renewal energy systems for commercial applications.  From 2007 to 2010 Mr. Turmelle served as the Chief Financial Officer for Premium Power Corporation.  From 1987 until October of 2006 Mr. Turmelle worked for SatCon Technology Corporation, holding several positions including Chief Financial Officer from 1991 until 2000 and Chief Operating Officer from 2000 to 2005.  Prior to co-founding SatCon, Mr. Turmelle worked for HADCO Corporation and General Electric.  Mr. Turmelle holds a B.A. degree in Economics from Amherst College and a Financial Management Program certificate from General Electric.

Our Board of Directors has concluded that Mr. Turmelle is uniquely qualified to serve as a director based on his past and current leadership and executive roles, financial and operational skills, business judgment and knowledge of corporate governance matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to the Company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2011, with the exception of Mr. Michael C. Turmelle, who filed one such report on July 14, 2011 with respect to sales of 225,000 shares of our Common Stock over 11 trading days between June 15, 2011 and July 8, 2011.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to our chief executive officer and chief financial officer.  The code of ethics is posted on our website at www.implantsciences.com.We intend to include on our website any amendments to, or waivers from, a provision of our code of ethics that applies to our chief executive officer and chief financial officer that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K.

Stockholder Communications with the Board of Directors

Pursuant to procedures set forth in our by-laws, our Nominating/Corporate Governance Committee will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders.  To be timely, the notice must be received within the time frame identified in our by-laws, discussed below.  To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee.  These requirements are detailed in our amended and restated by-laws, which were attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007.  A copy of our by-laws will be provided upon written request.

We have not yet selected the date for our next Annual Meeting of Stockholders. We will notify stockholders of the date of our next Annual Meeting of Stockholders, and the deadline for submitting stockholder proposals for inclusion in our proxy materials for that Meeting pursuant to Rule 14a-8 under the Exchange Act, in a subsequent Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Our by-laws require advance notice of any proposal by a stockholder intended to be presented at an annual meeting that is not included in our notice of annual meeting and proxy statement because it was not timely submitted under the preceding paragraph, or made by or at the direction of any member of the board of directors, including any proposal for the nomination for election as a director.

The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate.  Stockholders who wish to send communications on any topic to the Board should address such communications to Board of Directors c/o Chief Executive Officer, Implant Sciences Corporation, 600 Research Drive, Wilmington, MA 01887.

Board Attendance

The Board of Directors met twice and held three meetings by telephone conference call during the fiscal year ended June 30, 2011.  Each director attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which he served during fiscal 2011.

The Board of Directors has three standing committees; Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of September 30, 2011, is indicated in the table below.

Director	Audit	Compensation	Nominating/ Corporate Governance
John A. Keating
Joseph E. Levangie	Chairman	X	X
Robert R. Liscouski			X
Howard Safir		X
Michael C. Turmelle	X	Chairman	Chairman

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Messrs. Joseph Levangie, Robert Liscouski and Michael Turmelle, each of whom is an “independent” director. Mr. Turmelle serves as chairman of the Nominating/Corporate Governance Committee.  The Nominating/Corporate Governance Committee leads the Board’s effort at ensuring we have qualified directors by: (i) identifying individuals qualified to become Board members consistent with criteria approved by the Board and recommending to the Board a group of director nominees for each annual meeting of stockholders; (ii) recommending nominees to fill any vacancies which may occur during the year; (iii) considering candidates for nominees as directors of the Company who are recommended by stockholders entitled to do so under our By-laws; and (iv) ensuring that the Audit, Compensation and Nominating/Corporate Governance Committees of the Board have qualified and experienced “independent” directors.  The Board has adopted a written charter for the Nominating/Corporate Governance Committee which is posted on our website at www.implantsciences.com.

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

During the fiscal year ended June 30, 2011, the Audit Committee met four times.  The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

Compensation Committee

The Compensation Committee consists of Messrs. Michael C. Turmelle, Howard Safir and Joseph E. Levangie.  Mr. Turmelle serves as chairman of the Compensation Committee.  The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans.  The Board of Directors has determined that each of the members of the Compensation Committee is an “independent” director within the meaning of the NYSE Amex (formerly, American Stock Exchange) listing standards and meets the independence requirements of Section 162(m) of the Internal Revenue Code, as amended.  During the fiscal year ended June 30, 2011, the Compensation Committee met twice times.  The responsibilities of the Compensation Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

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

Risk Oversight

The Board of Directors is responsible for oversight of our risk management process. Our senior management is responsible for risk management on a day-to-day basis, including identifying risks, managing risks, and reporting and communicating risks to the Board of Directors. The Board of Directors, including Board Committees comprised solely of independent directors, reviews various areas of significant risk to the Company, and advises management on policies, strategic initiatives, annual reports on internal controls and other actions. Specific examples of risks primarily overseen by the full Board of Directors include competition risks, industry risks, economic risks, business operations and employee compensation risks and risks related to acquisitions and dispositions.

The Committees of the Board are primarily responsible for considering and overseeing risks within their particular areas of concern. For example, as provided in its charter, the Audit Committee meets regularly with management and our independent registered public accountants to discuss the integrity of our financial reporting processes and internal controls as well as the steps that have been taken to monitor and control risks related to such matters. The Nominating and Corporate Governance Committee monitors compliance with the Code of Business Conduct and Ethics and reviews compliance with applicable laws and regulations related to corporate governance. The Compensation Committee reviews and evaluates risks related to the design and implementation of all general compensation programs applicable to our employees, including an annual review of both the design and the application of compensation and benefits programs.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation earned in the last two fiscal years ended June 30, 2011 and 2010 by our Chief Executive Officer, Chief Financial Officer, and other most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal years ended June 30, 2011 and 2010:
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Named Executive Officers
Glenn D. Bolduc (4)	2011	$327,301	$-	$45,790	$16,493	$389,584
Chairman, President and Chief Executive Officer	2010	$323,654	$-	$56,780	$12,408	$392,842

Bruce R. Bower (5)	2011	$192,862	$-	$12,756	$20,897	$226,515
Senior Vice President, Sales and Marketing	2010	$24,400	$-	$3,403	$169,800	$197,603

Roger P. Deschenes (6)	2011	$169,150	$-	$9,602	$1,007	$179,759
Vice President, Finance and Chief Financial Officer	2010	$159,462	$-	$13,288	$1,226	$173,976

Todd A. Silvestri	2011	$169,768	$-	$6,628	$884	$177,280
Vice President, Advanced Technology and Product Development	2010	$169,192	$-	$9,764	$6,225	$185,181

Brenda L. Baron	2011	$134,778	$-	$5,584	$1,192	$141,554
Vice President, Manufacturing and Technical Services	2010	$129,036	$-	$7,592	$1,051	$137,679

(1)
No bonus compensation was paid to the Named Executive Officers with respect to fiscal 2010. Bonus compensation which may be paid to the Named Executive Offices with respect to fiscal 2011 was not calculable as of the date on which this Annual Report was filed with the Securities and Exchange Commission. The Company will determine the bonus compensation payable with respect to fiscal 2011, if any, based on objectives to be met by the Company on or before December 31, 2011 and March 31, 2012.

(2)
The amount reported in this column for the Named Executive Officer represents the dollar amount recognized for financial statement reporting purposes in fiscal 2011 and 2010, determined in accordance with Accounting Standards Codification 718-11-25 Compensation – Stock Compensation.  See Note 2 of Notes to Consolidated Financial Statements set forth in this Annual Report on Form 10-K for the assumptions used in determining the value of such awards. For the fiscal years ended June 30, 2011 and 2010, no option awards were granted to the Chief Executive Officer or the named executives, with the exception of Mr. Bower who received option awards exercisable for 100,000 shares of our common stock in fiscal 2011 and 75,000 shares of our common stock in fiscal 2010.

(3)
All other compensation includes, but is not limited to, premiums paid by us for disability and group term life insurance for the chief executive officer and all named executive officers; and consulting fees paid to Mr. Bower, as set forth in the following table:

	Consulting Fees	Disability and Group Term Life Insurance Premiums	Vehicle Allowance	Moving Allowance	Key Man Life Insurance	Legal Fees	Total
Fiscal Year 2011
Named Executive Officers
Glenn D. Bolduc	$-	$1,428	$7,200	$-	$7,865	$-	$16,493
Bruce R. Bower	20,000	897	-	-	-	-	20,897
Roger P. Deschenes	-	1,007	-	-	-	-	1,007
Todd A. Silvestri	-	884	-	-	-	-	884
Brenda L. Baron	-	1,192	-	-	-	-	1,192

Fiscal Year 2010
Named Executive Officers
Glenn D. Bolduc	$-	$1,428	$7,200	$-	$3,318	$462	$12,408
Bruce R. Bower	169,800	-	-	-	-	-	169,800
Roger P. Deschenes	-	1,226	-	-	-	-	1,226
Todd A. Silvestri	-	507	-	5,719	-	-	6,225
Brenda L. Baron	-	1,051	-	-	-	-	1,051

(4)
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

(5)	Mr. Bruce R. Bower joined us on August 2, 2010.

(6)	Mr. Roger P. Deschenes was promoted to Vice President, Finance on January 5, 2009 and to Chief Financial Officer on July 5, 2010.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table summarizes awards made to our Named Executive Officers in fiscal year 2011. Please see the “Outstanding Equity Awards at 2011 Fiscal Year-End” for the outstanding stock option awards and unvested stock awards held by each of the Named Executive Officers as of June 30, 2011.
Name	Grant Date	All Other Stock Awards Number of Shares or Stock or Units	All Other Option Awards Number of Securities Underlying Options	Exercise or Base Price Option Awards	Grant Date Fair Value of Stock and Option Awards (1)

Glenn D. Bolduc		-	-	$-	$-
Bruce R. Bower	08/10/2010	-	100,000	$0.35	$30,000
Roger P. Deschenes		-	-	$-	$-
Todd A. Silvestri		-	-	$-	$-
Brenda L. Baron		-	-	$-	$-

(1)
Amounts are valued based on the aggregate grand date fair value of the award determined pursuant to Accounting Standards Codification 718-11-25 Compensation – Stock Compensation.  See Note 2 of Notes to Consolidated Financial Statements set forth in this Annual Report on Form 10-K for the assumptions used in determining the value of such awards.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Named Executive Officers

On February 6, 2009, we entered into a three-year employment agreement with Mr. Glenn D. Bolduc, President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mr. Bolduc received an initial base salary of $275,000 per year, commencing as of January 1, 2009. Mr. Bolduc’s base salary is subject to annual review and adjustment, as determined by the Board in its sole discretion. In August, 2011, upon the recommendation of the Compensation Committee, the Board of Directors approved an increase in Mr. Bolduc’s annual base salary to $375,000. Commencing in February 2012, the agreement will automatically renew for additional one-year periods unless notice of non-renewal is given by either party. The agreement also provides for Mr. Bolduc to be eligible to receive incentive compensation in an amount equal to up to 50% of his base salary, upon the achievement of certain performance milestones established by the Board of Directors, “key man” life insurance and a car allowance. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between Mr. Bolduc and us within 60 days after the commencement of each such fiscal year. Incentive compensation payable to Mr. Bolduc for the fiscal year ended June 30, 2011, was not calculable as of the date on which this Annual Report was filed with the Securities and Exchange Commission. We will determine the incentive compensation payable to Mr. Bolduc with respect to fiscal 2011, if any, based on objectives to be met by the Company on or before December 31, 2011 and March 31, 2012.

In connection with his employment agreement, Mr. Bolduc was granted an incentive option under the our 2004 Stock Option Plan to purchase 680,000 shares of our common stock at an exercise price of $0.17 per share. Mr. Bolduc was previously granted additional incentive stock options, as set forth in the table below.

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

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by the Company of the Mr. Bolduc without “cause,” or (ii) termination by Mr. Bolduc for “good reason,” including certain changes in control involving the Company.  The estimated incremental compensation assumes the triggering event had occurred on June 30, 2011.  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.
	Base Salary Continuation (1)	COBRA Premiums (2)	Life Insurance Premiums (3)	Other
Glenn D. Bolduc	$375,000	$20,204	$877	$-

(1)	We are required to continue to pay Mr. Bolduc’s annual base salary then in effect for 12 months on a regular payroll basis.

(2)
Represents estimated out-of-pocket COBRA health insurance premium expenses to be paid by us on behalf of Mr. Bolduc after termination.  Estimated out-of-pocket COBRA health insurance premium incurred by Mr. Bolduc over the 12-month period following termination to be reimbursed by us.  Currently, Mr. Bolduc does not subscribe to health benefits provided by us.

(3)
Represents estimated life insurance premiums to be paid by us on behalf of Mr. Bolduc after termination.  We are required to continue in full force and effect, at our expense, the life insurance benefits provided in Mr. Bolduc’s Employment Agreement for a period of 12 months after termination of Mr. Bolduc’s employment or until Mr. Bolduc becomes employed, whichever occurs first.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of the fiscal year ended June 30, 2011.
Named Executive Officers		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Glenn D. Bolduc	(1)	70,000	-	$0.20	12/30/2018
	(2)	66,666	33,334	$0.20	12/30/2018
	(3)	453,334	226,666	$0.17	01/01/2019
		590,000	260,000
Bruce R. Bower	(4)	50,000	25,000	$0.12	03/02/2014
	(5)	25,000	50,000	$0.52	05/07/2015
	(11)	33,333	66,667	$0.35	08/10/2015
		108,333	141,667
Roger P. Deschenes	(9)	25,000	-	$0.20	12/30/2013
	(7)	50,000	25,000	$0.17	02/05/2019
	(8)	66,666	33,334	$0.10	06/30/2019
		141,666	58,334
Todd A. Silvestri	(6)	25,000	-	$0.20	12/30/2013
	(7)	50,000	25,000	$0.17	02/05/2014
	(8)	33,334	16,666	$0.10	06/30/2014
		108,334	41,666
Brenda L. Baron	(10)	22,500	-	$0.20	12/30/2013
	(7)	51,666	25,834	$0.17	02/05/2014
	(8)	33,334	16,666	$0.10	06/30/2014
		107,500	42,500
		1,055,833	544,167

(1)	Exercisable in installments of 9,780 shares, 30,110 shares, and 30,110 shares on December 20, 2008, December 30, 2009, and December 30, 2010, respectively.

(2)	Exercisable in three equal annual installments commencing December 30, 2009.

(3)	Exercisable in three equal annual installments commencing January 1, 2010.

(4)	Exercisable in three equal annual installments commencing March 2, 2010.

(5)	Exercisable in three equal annual installments commencing May 7, 2011.

(6)	Exercisable in installments of 2,602 shares, 11,199 shares, and 11,199 shares on December 30, 2008, December 30, 2009, and December 30, 2010, respectively.

(7)	Exercisable in three equal annual installments commencing February 5, 2010.

(8)	Exercisable in three equal annual installments commencing June 30, 2010.

(9)	Exercisable in installments of 4,196 shares, 10,402 shares, and 10,402 shares on December 30, 2008, December 30, 2009, and December 30, 2010, respectively.

(10)	Exercisable in installments of 9,116 shares, 6,692 shares, and 6,692 shares on December 30, 2008, December 30, 2009, and December 30, 2010, respectively.

(11)	Exercisable in three equal annual installments commencing August 10, 2011.

2011 Option Exercises and Stock Vested

During the year ended June 30, 2011, there were no exercises of option awards by any of the Named Executive Officers.

Directors’ Compensation

The following table sets forth the annual compensation of our non-employee directors for fiscal 2011, which consisted of annual cash retainers, board and committee meeting fees and equity awards in the form of options pursuant to the 2004 Stock Option Plan.  Employee directors do not receive any separate compensation for their service on the Board.
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
John A. Keating	$23,500	$-	$-	$23,500
Joseph E. Levangie	26,900	-	-	26,900
Robert P. Liscouski	23,500	-	63,400	86,900
Howard Safir	23,600	-	-	23,600
Michael C. Turmelle	27,200	-	-	27,200

(1)
The amount reported in this column for the non-employee director represents the dollar amount recognized for financial statement reporting purposes in fiscal 2011, determined in accordance with Statement of Accounting Standards Codification 718-10-25 Compensation – Stock Compensation. See Note 2 of Notes to Consolidated Financial Statements set forth in this Annual Report on Form 10-K for the assumptions used in determining the value of such awards.  For the fiscal years ended June 30, 2011 and 2010, no option awards were granted to our non-employee directors.

(2)
Mr. Liscouski received $63,400 of other compensation for consulting services provided to us, including attendance at meetings with agencies of the U.S. government. In addition, as described under Item 13 below, Mr. Liscouski is a partner at Secure Strategy Group, a firm that has been retained by us to assist with our efforts to acquire additional capital.  Mr. Liscouski receives compensation from Secure Strategy Group for services that firm provides to us.

Additional Information to Understand the Director Compensation Table

Fees paid to our non-employee directors in connection with their service as directors are as follows: $20,000 annual retainer to each director; $1,000 for each Board of Directors meeting attended; $750 for each committee meeting attended; and $500 for each Board of Directors meeting or committee meeting in which the director participates by telephone conference call.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2011 is included in Item 5 of Part II of this Annual Report.

The following table sets forth the beneficial ownership of shares of our common stock, as of September 30, 2011, of (i) each person known by us to beneficially own 5% or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of September 30, 2011.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Executive Officers and Directors
Brenda L. Baron (3)	107,500	*
Glenn D. Bolduc (4)	590,000	1.8%
Bruce R. Bower (5)	108,333	*
Roger P. Deschenes (6)	141,666	*
Todd A. Silvestri (7)	108,334	*
John A. Keating (8)	230,000	*
Joseph E. Levangie (9)	200,000	*
Robert P. Liscouski (10)	260,000	*
Howard Safir (11)	200,000	*
Michael C. Turmelle (12)	1,235,000	3.9%

All Executive Officers and Directors as a group (10 persons) (13)	3,180,833	9.5%

*      Less than 1%

(1)	Unless otherwise indicated, the business address of the stockholders named in the table above is Implant Sciences Corporation, 600 Research Drive, Wilmington, MA 01887.

(2)	Based on 31,394,662 outstanding shares as of September 30, 2011.

(3)	Includes 107,500 shares of common stock, which may be purchased within 60 days of September 30, 2011 upon the exercise of stock options.

(4)	Includes 590,000 shares of common stock, which may be purchased within 60 days of September 30, 2011 upon the exercise of stock options.

(5)	Includes 108,333 shares of common stock, which may be purchased within 60 days of September 30, 2011 upon the exercise of stock options.

(6)	Includes 141,666 shares of common stock, which may be purchased within 60 days of September 30, 2011 upon the exercise of stock options.

(7)	Includes 108,334 shares of common stock, which may be purchased within 60 days of September 30, 2011 upon the exercise of stock options.

(8)	Includes 200,000 shares of common stock, which may be purchased within 60 days of September 30, 2011 upon the exercise of stock options.

(9)	Includes 230,000 shares of common stock, which may be purchased within 60 days of September 30, 2011 upon the exercise of stock options.

(10)	Includes 200,000 shares of common stock, which may be purchased within 60 days of September 30, 2011 upon the exercise of stock options.

(11)	Includes 200,000 shares of common stock, which may be purchased within 60 days of September 30, 2011 upon the exercise of stock options.

(12)	Includes 240,000 shares of common stock, which may be purchased within 60 days of September 30, 2011 upon the exercise of stock options.

(13)	See footnotes (3) through (12).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Robert Liscouski, a member of our Board of Directors, serves as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the fiscal years ended June 30, 2011 and 2010, this advisory firm was paid $174,000 and $181,000, respectively.  We also issued 500,000 shares of common stock to this advisory firm in fiscal 2010. As of June 30, 2011, our obligation to the advisory firm was $15,000.  In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the years ended June 30, 2011 and 2010, Mr. Liscouski was paid $63,000 and $0, respectively.  As of June 30, 2011, our obligation to Mr. Liscouski was $15,000.

On June 4, 2009, Michael Turmelle, a member of the Board of Directors of the Company loaned $100,000 to the Company. See Note 13 of Notes to Consolidated Financial Statements. In July 2010, Mr. Turmelle elected to convert the entire principal amount owed by us under the promissory note into 1,250,000 shares of our common stock, at a conversion price of $0.08 per share, and valued at $462,500 on the date of conversion.

Independence of the Board of Directors

The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act.  In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and director nominees and has determined that, each of the Company’s non-management directors qualifies as “independent.”

Item 14.	Principal Accounting Fees and Services

On April 19, 2010, UHY LLP, our independent registered public accounting firm, informed us that, effective April 16, 2010, its New England practice had been acquired by Marcum LLP. As a result of this transaction, UHY also informed us that it had resigned as our independent registered public accounting firm effective as of April 19, 2010. The Audit Committee of our Board of Directors appointed Marcum as our independent registered public accounting firm effective April 21, 2010. The firm of Marcum acts as our principal independent registered public accounting firm.

The following is a summary of the fees billed to us by Marcum and UHY for professional services rendered for the fiscal years ended June 30, 2011 and 2010.  The Audit Committee considered and discussed with both Marcum and UHY the provision of non-audit services to us and the compatibility of providing such services with maintaining their independence as our auditors.
	Years Ended June 30,
Fee Category	2011	2010
Audit fees - UHY LLP	$-	$61,000
Audit fees - Marcum LLP	165,000	162,000
Audit-related fees	-	20,000
Tax fees	-	-
All other fees	1,000	1,000
Total fees	$166,000	$244,000

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

All Other Fees.  Consist of fees billed for professional services other than those fees described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, See Page 31.

(2)	Exhibits

Exhibit No.	Ref. No.	Description
2.1	1	Xenation License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
2.2	1	Ytterbium License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
3.1	2	Restated Articles of Organization, as amended, of Implant Sciences Corporation.
3.2	3	Amended and Restated By-Law, as amended, of Implant Sciences Corporation.
4.1	4	Specimen certificate for the Common Stock of Implant Sciences Corporation.
10.1	5	1992 Stock Option Plan.
10.2	5	Form of Stock Option Agreement under the 1992 Stock Option Plan.
10.3	5	1998 Incentive and Nonqualified Stock Option Plan.
10.4	4	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.
10.5	4	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.
10.6	4	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan.
10.7	6	2000 Incentive and Non-Qualified Stock Option Plan of Implant Sciences Corporation.
10.8	7	2004 Stock Option Plan of Implant Sciences Corporation.
10.9	8	Amendment to 2004 Stock Option Plan.
10.10	9	2006 Employee Stock Purchase Plan of Implant Sciences Corporation.
10.11	10	Employment Agreement, dated as of July 31, 2008, by and between Implant Sciences Corporation and Glenn D. Bolduc.
10.12	11	Employment Agreement, dated as of February 6, 2009, between Implant Sciences Corporation and Glenn D. Bolduc.
10.13	12	Lease, dated December 11, 2008, between Implant Sciences Corporation and Wakefield Investments, Inc.
10.14	13	First Amendment, dated February 1, 2010, to Lease between Implant Sciences Corporation and Wakefield Investments, Inc.
10.15	14	Agreement, dated January 4, 2008, between the Implant Sciences Corporation, OSI Systems, Inc. and Rapiscan Systems, Inc.
10.16	15	Common Stock Purchase Warrant, dated January 3, 2007, issued by Implant Sciences Corporation to Bridge Bank, N.A.
10.17	15	Common Stock Purchase Warrant, dated December 29, 2006, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.18	16	Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.
10.19	16	Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.25).
10.20	16	Warrant to Purchase Shares of Common Stock, dated December 10, 2008, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.26).
10.21	16
Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.22	16
Patent Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.23	16
Guaranty, dated as of December 10, 2008, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

10.24	17	Letter Agreement, dated as of March 12, 2009, between Implant Sciences Corporation and DMRJ Group LLC.
10.25	17	Amended and Restated Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.26	17	Amended and Restated Warrant to Purchase Shares of Common Stock, dated March 12, 2009, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.27	18	First Amendment, dated July 1, 2009, to Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.
10.28	18	Senior Secured Promissory Note, dated July 1, 2009, in the principal amount of $1,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.29	19	Credit Amendment, dated September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and DMRJ Group LLC.
10.30	19	Promissory Note, dated September 4, 2009, in the maximum principal amount of $3,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.35).
10.31	19
Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.32	19
Patent Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.33	19
Guaranty, dated as of September 4, 2009, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

10.34	20	Omnibus Waiver and First Amendment to Credit Agreement and Third Amendment to Note and Warrant Purchase Agreement, dated as of January 12, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.35	20
Amended and Restated Promissory Note, dated as of January 12, 2010, in the maximum principal amount of $5,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.37).

10.36	21	Omnibus Second Amendment to Credit Agreement and Fourth Amendment to Note and Warrant Purchase Agreement, dated as of April 23, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.37	21
Amended and Restated Promissory Note, dated as of April 23, 2010, and effective as of April 7, 2011, in the maximum principal amount of $10,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.42).

10.38	22	Convertible Promissory Note, dated November 11, 2009 issued to Michael C. Turmelle.
10.39	23	Omnibus Third Amendment to Credit Agreement and Fifth Amendment to Note and Warrant Purchase Agreement, dated as of September 30, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.40	24	Payoff Agreement between Implant Sciences Corporation and Core Systems Incorporated dated as of December 30, 2010.
10.41	25	Omnibus Fourth Amendment to Credit Agreement and Sixth Amendment to Note and Warrant Purchase Agreement, dated as of March 30, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.42	8	Amended and Restated Promissory Note, dated as of March 30, 2011 in the maximum principal amount of $15,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.45).

10.43	26	Omnibus Fifth Amendment to Credit Agreement and Seventh Amendment to Note and Warrant Purchase Agreement, dated as of April 7, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.44	27	Omnibus Sixth Amendment to Credit Agreement and Eighth Amendment to Note and Warrant Purchase Agreement, dated as of September 20, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.45	27	Amended and Restated Promissory Note, dated as of September 29, 2011 in the maximum principal amount of $23,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.46	*	Agreement for Consulting Services between Implant Sciences Corporation and Robert Liscouski, dated as of April 1, 2011.
21.1	*	Subsidiaries of Implant Sciences Corporation.
23.1	*	Consent of Marcum LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated June 27, 2008 and filed on July 9, 2008 and incorporated herein by reference.
2	Filed as an Exhibit to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, and incorporated herein by reference.
3	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 12, 2007 and filed December 18, 2007, and incorporated herein by reference.
4
Filed as an Exhibit to Amendment No. 1 to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on December 21, 1998, and incorporated herein by reference.

5	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on September 29, 1998, and incorporated herein by reference.
6	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on December 12, 2003, and incorporated herein by reference.
7	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on October 30, 2006, and incorporated herein by reference.
8	Filed as an Exhibit to Implant Sciences Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, and incorporated herein by reference.
9	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on July 26, 2007, and incorporated herein by reference.
10	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 31, 2008 and filed on August 4, 2008, and incorporated herein by reference.
11	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated February 6, 2009 and filed on February 11, 2009, and incorporated herein by reference.
12	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 11, 2008 and filed on December 17, 2008, and incorporated herein by reference.
13	Filed as an Exhibit to Implant Sciences Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and incorporated herein by reference.
14	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated January 4, 2008 and file on January 10, 2008, and incorporated herein by reference.
15	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 29, 2006 and filed on January 8, 2007, and incorporated herein by reference.
16	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 10, 2008 and filed December 16, 2008, and incorporated herein by reference.
17	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 12, 2009 and filed March 18, 2009, and incorporated herein by reference.

18	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 1, 2009 and filed July 8, 2009, and incorporated herein by reference.
19	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 4, 2009 and filed September 11, 2009, and incorporated herein by reference.
20	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated January 13, 2010 and filed January 14, 2010, and incorporated herein by reference.
21	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 23, 2010 and filed April 28, 2010, and incorporated herein by reference.
22	Filed as an Exhibit to Implant Sciences Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
23	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 30, 2010 and filed October 6, 2010, and incorporated herein by reference.
24	Filed as an Exhibit to Implant Sciences Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, and incorporated herein by reference.
25	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 30, 2011 and filed April 4, 2011, and incorporated herein by reference.
26	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 7, 2011 and filed April 12, 2011, and incorporated herein by reference.
27	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 29, 2011 and filed September 30, 2011, and incorporated herein by reference.
*	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Implant Sciences Corporation as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Implant Sciences Corporation at June 30, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations.  As of September 30, 2011, the Company’s principal obligation to its primary lender was approximately $23,115,000 with accrued interest of approximately $1,705,000. The Company is required to repay all borrowings and accrued interest to this lender on March 31, 2012. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Boston, Massachusetts
October 13, 2011

Implant Sciences Corporation
Consolidated Balance Sheets

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$264,000	$-
Restricted cash and investments	1,275,000	1,714,000
Accounts receivable-trade, net of allowances of $21,000 and $84,000, respectively	1,066,000	73,000
Accounts receivable, unbilled	-	29,000
Note receivable	-	177,000
Inventories, net	1,867,000	960,000
Prepaid expenses and other current assets	1,141,000	859,000
Total current assets	5,613,000	3,812,000
Property and equipment, net	129,000	152,000
Note receivable	-	574,000
Restricted cash and investments	312,000	312,000
Other non-current assets	106,000	107,000
Total assets	$6,160,000	$4,957,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$-	$11,000
Senior secured convertible note	3,600,000	3,920,000
Senior secured note	1,000,000	1,000,000
Line of credit	15,785,000	8,143,000
Current maturities of long-term debt and obligations under capital lease	20,000	18,000
Note payable - related party	-	100,000
Payable to Med-Tec	42,000	55,000
Accrued expenses	3,249,000	2,668,000
Accounts payable	2,389,000	2,974,000
Deferred revenue	908,000	182,000
Note conversion option liability	-	10,686,000
Total current liabilities	26,993,000	29,757,000

Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	58,000	67,000
Warrant derivative liability	-	278,000
Total long-term liabilities	58,000	345,000
Total liabilities	27,051,000	30,102,000

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock; $0.10 par value; 200,000,000 shares authorized; 30,991,873 and 30,981,328 at June 30, 2011 and 24,634,740 and 24,624,195 at June 30, 2010 shares issued and outstanding, respectively	3,099,000	2,463,000
Preferred stock; no stated value; 5,000,000 shares authorized
Series F Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 1,646,663 shares outstanding at June 30, 2010	-	274,000
Series G Convertible Preferred Stock, no stated value; 2,000,000 shares authorized, 164,667 shares outstanding at June 30, 2011 (liquidation value $1,317,000)	274,000	-
Additional paid-in capital	80,695,000	61,539,000
Accumulated deficit	(104,886,000)	(89,332,000)
Deferred compensation	-	(16,000)
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' deficit	(20,891,000)	(25,145,000)
Total liabilities and stockholders' deficit	$6,160,000	$4,957,000

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2011	2010
Revenues:
Security products	$6,652,000	$3,043,000
Government contracts and services	-	431,000
Total revenues	6,652,000	3,474,000
Cost of revenues	4,011,000	2,229,000
Gross margin	2,641,000	1,245,000
Operating expenses:
Research and development	2,719,000	2,399,000
Selling, general and administrative	5,746,000	4,422,000
Litigation settlements	-	(5,384,000)
Goodwill impairment	-	3,136,000
Total operating expenses	8,465,000	4,573,000
Loss from operations	(5,824,000)	(3,328,000)
Other income (expense), net:
Interest income	15,000	61,000
Interest expense	(2,426,000)	(2,412,000)
Change in fair value of warrant derivative liability	(160,000)	(217,000)
Change in fair value of note conversion option liability	(7,159,000)	(9,503,000)
Total other expense, net	(9,730,000)	(12,071,000)
Loss from continuing operations	(15,554,000)	(15,399,000)
Preferred distribution, deemed dividends and accretion	-	(329,000)
Loss from continuing operations applicable to common shareholders	(15,554,000)	(15,728,000)
Net loss from discontinued operations	-	(124,000)
Net loss applicable to common shareholders	$(15,554,000)	$(15,852,000)
Net loss	$(15,554,000)	$(15,523,000)

Loss per share from continuing operations, basic and diluted	$(0.56)	$(0.79)
Loss per share from continuing operations applicable to common shareholders, basic and diluted	$(0.56)	$(0.81)
Loss per share from discontinued operations, basic and diluted	$-	$(0.01)
Net loss per share applicable to common shareholders, basic and diluted	$(0.56)	$(0.81)
Net loss per share	$(0.56)	$(0.80)
Weighted average shares used in computing net loss per common share, basic and diluted	27,731,343	19,520,029

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Stockholders' Deficit
For the Years Ended June 30, 2011 and 2010

	Common Stock								Treasury Stock
	Number of Shares	Amount	Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Amount	Total Stockholders' Deficit	Comprehensive Loss
Balance at June 30, 2009	15,434,740	$1,543,000	$-	$-	$61,290,000	$(72,678,000)	$-	$-	10,545	$(73,000)	$(9,918,000)

Cumulative effect of change in accounting principle - July 1, 2009 reclassification of equity-linked financial instruments					(160,000)	(802,000)					(962,000)
Series F preferred stock beneficial conversion feature					329,000	(329,000)					-
Fair value of Series F preferred stock, 1,646,663 shares			274,000								274,000
Issuance of common stock to consultants	700,000	70,000			80,000		(88,000)				62,000
Conversion of senior secured convertible promissory note	8,500,000	850,000			(170,000)						680,000
Fair value of warrants issued to consultants					7,000						7,000
Share-based compensation					171,000						171,000
Amortization of deferred compensation							56,000				56,000
Common stock issued to consultants					(8,000)		16,000				8,000
Net loss						(15,523,000)					(15,523,000)	(15,523,000)
Balance at June 30, 2010	24,634,740	$2,463,000	$274,000	$-	$61,539,000	$(89,332,000)	$(16,000)	$-	10,545	$(73,000)	$(25,145,000)	$(15,523,000)

Issuance of common stock in connection with exercise of stock options	27,133	3,000			2,000						5,000
Conversion of senior secured convertible promissory note	4,000,000	400,000			(80,000)						320,000
Exchange 1,646,663 share of Series F preferred stock for 164,667 shares of Series G preferred stock			(274,000)	274,000							-
Conversion of promissory note	1,250,000	125,000			(25,000)						100,000
Fair value of warrants issued to consultants					54,000						54,000
Amortization of deferred compensation							16,000				16,000
Share-based compensation					169,000						169,000
Reclassification of note conversion and warrant derivative liabilities					18,283,000						18,283,000
Common stock issued to consultants	1,080,000	108,000			753,000						861,000
Net loss						(15,554,000)					(15,554,000)	(15,554,000)
Balance at June 30, 2011	30,991,873	$3,099,000	$-	$274,000	$80,695,000	$(104,886,000)	$-	$-	10,545	$(73,000)	$(20,891,000)	$(15,554,000)

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(15,554,000)	$(15,523,000)
Less: Net loss from discontinued operations	-	(124,000)
Loss from continuing operations	(15,554,000)	(15,399,000)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	91,000	134,000
Bad debt (recoveries) expense	(24,000)	25,000
Share-based compensation expense	169,000	171,000
Debt discount amortization	-	1,107,000
Note receivable payment discount	201,000	-
Tax settlement	(232,000)
Loss on disposal of equipment	2,000	-
Fair value of warrants issued to non-employees	54,000	10,000
Common stock issued to consultants	877,000	118,000
Change in fair value of warrant derivative liability	160,000	217,000
Change in fair value of note conversion option liability	7,159,000	9,503,000
Litigation settlements	-	(5,384,000)
Goodwill impairment	-	3,136,000
Changes in assets and liabilities:
Accounts receivable	(522,000)	212,000
Inventories	(907,000)	(414,000)
Prepaid expenses and other current assets	(282,000)	(428,000)
Cash overdraft	(11,000)	5,000
Accounts payable	(597,000)	(1,364,000)
Accrued expenses	763,000	700,000
Deferred revenue	726,000	(246,000)
Net cash used in operating activities of continuing operations	(7,927,000)	(7,897,000)
Net cash provided by operating activities of discontinued operations	-	(47,000)
Net cash used in operating activities	(7,927,000)	(7,944,000)

Cash flows from investing activities:
Purchases of property and equipment	(59,000)	(10,000)
Transfer from (to) restricted funds, net	21,000	(1,362,000)
Payments received on note receivable	600,000	182,000
Increase in other non-current assets	-	3,000
Net cash provided by investing activities	562,000	(1,187,000)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	5,000	-
Proceeds from the issuance of senior secured debt	-	1,000,000
Principal repayments of long-term debt and capital lease obligations	(18,000)	(12,000)
Net borrowings on line of credit	7,642,000	8,143,000
Net cash provided by financing activities	7,629,000	9,131,000
Net change in cash and cash equivalents	264,000	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$264,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,772,000	$571,000

Non-cash Investing and Financing Activities:
Series F convertible preferred stock beneficial conversion feature	$-	$329,000
Conversions of senior secured convertible promissory note to common shares	320,000	680,000
Conversion of convertible promissory note - related party	100,000	-
Fair value of Series F convertible preferred stock	-	274,000
Series E convertible preferred stock cancellation - Evans litigation settlement	-	5,000,000
Common stock issued to consultants	877,000	62,000
Equipment purchase under capital lease	11,000	-

The accompanying notes are an integral part of these consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Our fiscal year ends on June 30.  References herein to fiscal 2011 and fiscal 2010 refer to the fiscal years ended June 30, 2011 and 2010, respectively.

Acquisition of Ion Metrics, Inc.

In April 2008, we acquired all of the capital stock of Ion Metrics, Inc (“Ion Metrics”).  Ion Metrics was in the business of producing low-cost mass sensor systems for the detection and analysis of chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets. The transaction was structured as a reorganization of Ion Metrics with and into our newly formed, wholly-owned subsidiary. The total purchase price, including $564,000 of assumed liabilities, was approximately $3,309,000.  As part of the transaction, we issued to the former stockholders of Ion Metrics consideration consisting of 2,000,000 shares of our common stock, par value $0.10 per share. The integration of the Ion Metrics technologies into our Quantum SnifferTM products is expected to provide opportunities to introduce smaller, lower-cost, and higher performance security solutions.

Sale of Accurel Systems International Corporation

In May 2007, as part of our strategic initiative to focus on our security business, we sold substantially all of the assets of our wholly owned semiconductor wafer analytical services subsidiary, Accurel Systems International Corporation (“Accurel”), to Evans Analytical Group LLC (“Evans”) in exchange for cash of $12,705,000, of which $1,000,000 was placed in escrow.

In February 2008, Evans filed suit against us and against John Traub (“Traub” or “Mr. Traub”), a former officer of the Company and of Accurel, requesting rescission of the acquisition agreement, plus damages, based on claims of misrepresentation and fraud.  In March 2008, Evans filed a claims notice with the escrow agent prohibiting release of any portion of the escrowed funds pending resolution of the lawsuit.  In March 2009, we announced the settlement of this litigation and the mutual release by the Company and Evans of all claims related to the sale of Accurel.  In settling this litigation, we agreed to pay Evans damages in the amount of approximately $5,700,000 by releasing to Evans approximately $700,000 that had been held in escrow since the time of the closing and issuing to Evans 1,000,000 shares of Series E Convertible Preferred Stock having an aggregate liquidation preference of $5,000,000.

Traub had demanded that we indemnify him in connection with the Evans litigation. We refused to do so, and our insurer, Carolina Casualty Company, refused to advance Traub’s litigation expenses. In April 2009, Traub filed suit for breach of contract and indemnification against us and our insurer, demanding payment of his defense costs and indemnification with respect to the Evans litigation. In June 2010, we resolved the litigation with Evans and Traub, resulting in the cancellation of the previously issued 1,000,000 shares of Series E Convertible Preferred Stock (see Note 17).

Sale of Core

In November 2008, as part of our strategic initiative to focus on our security business, we sold substantially all of the assets of our wholly owned semiconductor wafer processing subsidiary, C Acquisition Corp., which had operated under the name Core Systems, to Core Systems Incorporated, an entity newly formed by the subsidiary’s general manager and certain other investors, for $3,000,000, of which $1,625,000 was payable pursuant to a promissory note, plus the assumption of certain liabilities.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2010, we entered into a payoff agreement with Core Systems Incorporated, pursuant to which we agreed to reduce the amount due under the note by $201,000, from $688,000 to $487,000 in exchange for accelerated payment of the note. In addition, Core Systems Incorporated paid an additional $50,000 to us, representing their portion of the California sales and use tax obligation resulting from the Core Systems asset sale. All of the agreed upon payments have been received. The early termination payment discount of $201,000 is included in our statement of operations for the year ended June 30, 2011.

Liquidity, Going Concern and Management’s Plans

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC (described below), we will require additional capital in the third quarter of fiscal 2012 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the year ended June 30, 2011, we reported a net loss a loss from continuing operations of $15,554,000 and used $7,927,000 in cash from continuing operations.  As of June 30, 2011, the Company had an accumulated deficit of approximately $104,886,000 and a working capital deficit of $21,380,000.  Management continually evaluates its operating expenses and its cash flow from operations.  Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.  As of September 30, 2011, our principal obligations to DMRJ was approximately $23,115,000, with accrued interest of approximately $1,705,000.  We are required to repay sufficient amounts under our outstanding indebtedness under the notes and related credit agreements and other amounts owing to DMRJ such that as of December 31, 2011, the outstanding obligations to DMRJ shall not exceed $15,000,000.  Further, we are required to repay all borrowings and accrued interest to DMRJ on March 31, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern.

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

We have experienced an increase in security revenue for the year ended June 30, 2011 as compared with the comparable prior year period, due to increased unit sales of our trace explosives products. Security product sales tend to have a long sales cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we have implemented a new sales tool to assist in this effort, hired additional sales personnel in the fourth quarter of fiscal 2010 and formed a U.S. government marketing and sales team in the fourth quarter of fiscal 2011.  However, there can be no assurance that these efforts will increase revenue.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have experienced a decline in government contract revenue and for the year ended June 30, 2011 and have recorded no revenues from government contracts, due to the expiration of several contracts and our inability to secure new contracts.  Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

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

On September 29, 2011, we entered into an omnibus sixth amendment to the credit agreement and eighth agreement to the note and warrant purchase agreement pursuant to which: (i) the maturity of our indebtedness to DMRJ was extended from September 30, 2011 to March 31, 2012; (ii) DMRJ waived our compliance with certain financial covenants in the notes and all related credit agreements through maturity; (iii) our line of credit under the September 2009 credit agreement was increased from $15,000,000 to $23,000,000 and (iv) required that we repay sufficient amounts under our outstanding indebtedness under the notes and related credit agreements and other amounts owing to DMR such that as of December 31, 2011, the outstanding obligations to DMRJ shall not exceed $15,000,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010, we recorded non-cash charges of $160,000 and $217,000, respectively, in our statement of operations, to record the change in fair value of the warrant derivative liability and $7,159,000 and $9,503,000, respectively, to record the fair value of the note conversion option liability (see Notes 15 and 16). We recorded recurring non-cash adjustments to earnings through April 7, 2011, as a result of changes in fair value of the warrant and the conversion option.  As of that date, the conversion and exercise price of the senior secured convertible promissory note and the amended and restated warrant were fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our statements of operations.  As of that date, the note conversion feature and warrant were no longer subject to adjustment and were no longer required to be recorded as a separate liability under ASC 815-40. On April 7, 2011, we reclassified the note conversion liability and the warrant derivative liability, $17,845,000 and $438,000, respectively, to stockholders’ deficit.

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

As of September 30, 2011 our obligation to DMRJ under the senior secured convertible promissory note, as amended, the senior secured promissory note and under the credit facility approximated $3,520,000, $1,000,000 and $18,595,000, respectively. Further, as of September 30, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured promissory note and line of credit approximated $1,705,000.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our operations in Massachusetts and California and those of our wholly-owned subsidiaries.

As a result of our decision to dispose of the medical business unit, the operating results of the medical business unit are presented in the accompanying consolidated statements of operations as discontinued operations for the year ended June 30, 2010.

Additionally, the following notes to the consolidated financial statements include disclosures related to our continuing operations unless specifically identified as disclosures related to discontinued operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurements

Accounting Standards Codification (“ASC") ASC 820, “Fair Value Measurements and Disclosures” establishes a three level fair value hierarchy to classify the inputs used in measuring fair value, which are as follows:

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

Fair Value of Financial Instruments

Our financial instruments at June 30, 2011 and 2010 include cash equivalents, restricted cash, accounts receivable, note receivable, accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory note and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 14, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt. The following table provides the fair value measurements of liabilities as of June 30, 2011:

		Fair Value Measurements as of June 30, 2011
Description	Carrying Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Senior secured convertible promissory note	$3,600,000			$3,600,000
Senior secured promissory note	1,000,000			1,000,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value measurements of liabilities as of June 30, 2010:

		Fair Value Measurements as of June 30, 2010
Description	Carrying Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Senior secured convertible promissory note	$3,920,000	$-	$-	$3,920,000
Senior secured promissory note	1,000,000	-	-	1,000,000
Note conversion option liability	10,686,000	-	-	10,686,000
Warrant derivative liability	278,000	-	-	278,000

The fair value of the warrant and note conversion liabilities were determined using a binomial option pricing model.  See Notes 15 and 16 for the assumptions used in calculating the fair values.

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that are measured at fair value for each reporting period:
	Note Conversion Option Liability Years Ended June 30,		Warrant Derivative Liability Years Ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$10,686,000	$1,183,000	$278,000	$61,000
Net change in fair value of financial instrument	7,159,000	9,503,000	160,000	217,000
Reclass to stockholders' deficit	(17,845,000)	-	(438,000)	-
Balance at end of period	$-	$10,686,000	$-	$278,000

On April 7, 2011, we reclassified the note conversion liability and the warrant derivative liability, $17,845,000 and $438,000, respectively, to stockholders’ deficit.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent Costs

As of June 30, 2011, there were eleven active patents issued.  We expense legal costs and fees associated with patent applications and patent maintenance as incurred.

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

ASC 350 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment.  In order to determine if an impairment exists, management continually compares the reporting unit’s carrying value to the reporting unit’s fair value.  We recognize an  impairment  of a  long-lived  asset if the carrying  value  of the  long-lived  asset  is  not  recoverable  from  its  estimated  future  cash  flows.  We measure an impairment loss as the difference between the carrying amount of the asset and its estimated fair value.  At June 30, 2009 the Company had goodwill of $3,136,000 which was allocated to the security products segment.  Based upon our evaluation at June 30, 2010, we determined that the carrying value of goodwill exceeded the estimated fair value and recorded a non-cash impairment charge of $3,136,000.

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

We had three irrevocable standby letters of credit outstanding in the approximate amount of $1,488,000 at June 30, 2011. These letters of credit (1) provide performance security equal to 5% of the contract amount; (2) provide warranty performance security equal to 5% of the contract amount; and, (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  During fiscal 2011, we amended two of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between February 6, 2012 and October 5, 2012.

We have no other significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements.

We place our cash with financial institutions which we believe are of high credit quality.

During the year ended June 30, 2011, we had revenues from two customers representing 62% and 10%, respectively, of total revenues for the year.  During the year ended June 30, 2010, we had revenues from two customers representing 45% and 15%, respectively, of total revenues.

At June 30, 2011, three customers accounted for approximately $565,000 of accounts receivable, or 89% of accounts receivable outstanding as of that date.  At June 30, 2010 one customer accounted for approximately $69,000 of accounts receivable, or 61% of accounts receivable outstanding as of that date. During the fiscal years ended June 30, 2011 and 2010, one customer from China represented 62% and 45%, respectively, of our revenue.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We rely on a single contract manufacturer to provide manufacturing services for our explosives detection products.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2011, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

Stock-Based Compensation

For the fiscal years ended June 30, 2011 and 2010, we recorded stock-based compensation expense for options that vested of approximately $169,000 and $171,000, respectively, as follows:

	Years ended June 30,
	2011	2010
Cost of revenues	$10,000	$8,000
Research and development	39,000	26,000
Selling, general and administrative	120,000	137,000
Total	$169,000	$171,000

As of June 30, 2011, the Company has approximately $401,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 3.0 years.

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

The fair value of each option granted during fiscal years 2011 and 2010 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans

	Years Ended June 30,
	2011	2010
Expected volatility	160% - 167%	163% - 168%
Range of risk-free interest rate	0.67% - 1.76%	1.32% - 1.64%
Expected life (years)	3.0 years	3.0 years
Forfeiture rate	10.0%	10.0%

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred revenues are recorded when we receive payments for product or services for which we have not yet completed our obligation to deliver product or have not completed services required by contractual agreements.

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At June 30, 2011 and 2010, unbilled accounts receivable represented approximately 0% and 28% of total accounts receivable, respectively.  Generally, there are no prerequisites necessary to invoice.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

All costs of research and development activities are expensed as incurred. We perform research and development for ourselves and under contracts with others, primarily the U.S. government. In addition, periodically, we may continue our research on such projects at our own expense. These costs are considered Company-funded research and development.

The Company-funded and government funded research and development costs were as follows:

	Years ended June 30,
	2011	2010

Company-funded	$2,719,000	$1,873,000
Government funded	-	526,000
	$2,719,000	$2,399,000

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

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expense.  Advertising costs were immaterial for the years ended June 30, 2011 and 2010.

Shipping and Handling

We account for shipping and handling cost within our cost of revenues.

Warrant Derivative Liability

Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction (See discussion of accounting changes below) with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contained reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant was automatically adjusted to equal the price per share at which such shares were issued or deemed to be issued. The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the years ended June 30, 2011 and 2010, we recorded non-cash charges of $160,000 and $217,000, respectively in our statements of operations to record the change in fair value of the warrant derivative liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense/income recognized for changes in the valuation of the warrant derivative liability. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our statements of operations.  As of that date, the warrant was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the warrant derivative liability of $438,000 to stockholders’ deficit.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Conversion Option Liability

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction (See discussion of accounting changes below) with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contained reset provisions, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price would be automatically adjusted to equal the price per share at which such shares were issued or deemed to be issued. The conversion option liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the years ended June 30, 2011 and 2010, we recorded non-cash charges of $7,159,000 and $9,503,000, respectively, in our statements of operation to record the change in fair value of the note conversion option liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. Changes in any of these variables resulted in material adjustments to the expense/income recognized for changes in the valuation of the note conversion liability. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the senior secured convertible promissory note was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our statements of operations. As of that date, the note conversion feature was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the note conversion liability of $17,845,000 to stockholders’ deficit.

Series F Convertible Preferred Stock

On July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued such additional shares to DMRJ.  In accordance with Accounting Standards Codification (“ASC”) 470-20 “Debt”, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. The beneficial conversion feature is treated as a deemed dividend to the preferred shareholders. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Convertible Preferred Stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Convertible Preferred Stock was $0.08 per share.  As of July 1, 2009 and August 31, 2009, the beneficial conversion feature on the Series F Convertible Preferred Stock aggregated to $329,000 and was accounted for as a deemed dividend. Simultaneous with the issue of our Series G Preferred Stock on April 7, 2011, the Series F Preferred Stock was cancelled.

Series G Convertible Preferred Stock

On April 7, 2011, we issued 164,667 shares of our Series G Preferred Stock to DMRJ in exchange for 1,646,663 shares of our Series F Preferred Stock. The terms of the Series G Preferred Stock are identical with the terms of the Series F Preferred Stock, except that the Series G Preferred Stock does not contain the reset antidilution provision. The Series G Preferred Stock is convertible into that number of shares of common stock which equals the original issue price of the Series G Preferred Stock ($0.08 per share) divided by the “Series G Conversion Price.” All of the 164,667 shares of Series G Preferred Stock held by DMRJ were convertible into 16,466,700 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis.  We have concluded that the April 7th, 2011 amendment to the DMRJ credit facility was a debt modification, not an extinguishment, and have not recognized a gain or loss on this transaction in our statements of operations.  Further, we did not recognize a beneficial conversion feature on the Series G Preferred Stock or reassess an existing beneficial conversion feature as a result of this amendment.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of June 30, 2011 and 2010, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Years Ended June 30,
	2011	2010
Basic loss per share:
Numerator:
Net loss	$(15,554,000)	$(15,523,000)

Denominator:
Weighted average shares	27,731,343	19,520,029

Basic loss per share	$(0.56)	$(0.80)

Diluted income loss per share:
Numerator:
Net income loss	$(15,554,000)	$(15,523,000)

Denominator:
Weighted average shares	27,731,343	19,520,029
Effect of dilutive securities:
Stock options	-	-
Warrants	-	-
Convertible debt	-	-
Convertible preferred stock	-	-
	-	-
Weighted average shares and equivalents	27,731,343	19,520,029

Diluted loss per share	$(0.56)	$(0.80)

Common stock equivalents excluded from the earnings per share calculation for the years ended June 30, 2011 and 2010 were as follows:
	For the Years Ended June 30,
	2011	2010
Common stock equivalents excluded
Stock options	2,210,387	1,237,264
Warrants	1,006,304	792,000
Convertible debt	47,465,385	55,103,425
Convertible preferred stock	16,466,700	16,466,630
	67,148,776	73,599,319

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which amends FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011. Early adoption is permitted. We do not currently believe that the adoption of this update will have a material effect on our consolidated financial position and results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The adoption of ASU 2011-04 gives fair value the same meaning between U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 will be effective for fiscal years and interim periods beginning after December 15, 2011 and can be applied prospectively. However, changes in valuation techniques shall be treated as changes in accounting estimates. We do not currently believe that the adoption of this update will have a material effect on our consolidated financial position and results of operations.

Accounting Changes

In June 2008, the FASB issued ASC 815-40-15, “Derivatives and Hedging.” ASC 815-40-15 was effective for fiscal years beginning after December 15, 2008. ASC 815-40-15 requires freestanding contracts that are settled in a company’s own stock, including common stock warrants to be designated as an equity instrument, asset or liability.  Further, ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to a company’s common stock. We adopted the provisions of ASC 815-40-15 effective July 1, 2009.  The adoption of ASC 815-40-15 had a material impact on our consolidated financial position and results of operations, with recognition of a cumulative effect of a change in accounting principle for all instruments existing at the effective date to the balance of retained earnings.  Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 and reclassified $160,000 from additional paid in capital to the “Warrant Derivative Liability” resulting in an $802,000 adjustment to the opening balance of accumulated deficit as summarized in the following table:
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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Restricted Cash and Investments – Current and Long-Term

As of both June 30, 2011 and June 30, 2010, we had restricted cash and investments, with maturities of less than one year, of $1,275,000 and $1,714,000, respectively and restricted investments, with maturities of more than one year, of $312,000.  Restricted cash and investments consisted of the following:

	June 30,	June 30,
	2011	2010
Current assets
Money market account	$-	$439,000
Certificates of deposit	1,250,000	1,250,000
Blocked account deposit	25,000	25,000
	$1,275,000	$1,714,000

Long-term assets
Certificates of deposit	312,000	312,000
	$312,000	$312,000

The restricted investment of $439,000 held in a money market account collateralized our performance under an irrevocable letter of credit issued on June 25, 2008, in the amount of $418,000.  The letter of credit provided performance security equal to 10% of the contract amount for security product which shipped in the first quarter of fiscal 2009. In September 2010, we entered into a supplementary agreement, effective as of February 2010, to extend the warranty period for the security product through August 2011 with China Civil Aviation Technology & Equipment Corporation (“AVITEC”).  To guarantee our performance under the supplementary warranty bond, and in view of the fact that we were not able to negotiate an extension to the existing letter of credit, AVITEC claimed compensation and drew against the letter of credit in July 2010 resulting in the transfer of $418,000 of funds held in the money market account to AVITEC. Upon expiration of the warranty bond in August 2011, AVITEC agreed to transfer $418,000 to us, less nominal bank fees. As of June 30, 2011, the funds transferred to AVITEC are included in our accounts receivable. The remaining funds held in the money market account, $21,000, were transferred to our operating account.

Pursuant to our agreement with DMRJ (see Note 14), we are required to maintain a balance of at least $500,000 in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement.  On December 16, 2008, we deposited $500,000 into a bank account pursuant to the blocked account agreement.  On March 12, 2009, we entered into a letter agreement with DMRJ, pursuant to which DMRJ consented to grant us access to $250,000 out of the funds held in the blocked account for a period commencing on March 12, 2009 through, but not including, April 15, 2009 at which date we were required to maintain a minimum balance of not less that $500,000 in the blocked account.  On June 24, 2009, DMRJ consented to grant us access to an additional $25,000, which was redeposited into the account on July 8, 2009.  On July 16, 2009, DMRJ consented to the reduction in the minimum balance required to be maintained in the blocked account through September 3, 2009, after which time we were required to maintain a minimum balance of at least $500,000 in the blocked account.  On December 14, 2009, DMRJ consented to grant us access to the remaining $250,000 on deposit in the blocked account, of which $150,000 was applied against our obligation to DMRJ under the line of credit.  As of December 31, 2009, DMRJ waived the requirement to maintain a deposit balance of at least $500,000 in such account. As of June 30, 2011 and 2010, the balance in the blocked account was $0.

On September 4, 2009, we entered into an additional credit agreement with DMRJ. In connection with the credit agreement, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the revolving note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of June 30, 2011 and 2010, the balance in the blocked collections account was $25,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The restricted investments of $1,562,000 held in certificates of deposit collateralize our performance under three irrevocable letters of credit issued in April 2010, aggregating to $1,488,000, in connection with our contract with the India Ministry of Defense, plus the bank required collateralization deposit of $74,000.  These letters of credit: (1) provide performance security equal to 5% of the contract amount; (2) provide warranty performance security equal to 5% of the contract amount; and, (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract. During the year ended June 30, 2011, we amended two of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between February 6, 2012 and October 5, 2012.

4.	Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

	June 30, 2011	June 30, 2010
Raw materials	$705,000	$350,000
Work in progress	122,000	47,000
Finished goods	1,040,000	563,000
Total inventories	$1,867,000	$960,000

As of June 30, 2011 and 2010, our reserves for excess and slow-moving inventories were $56,000 and $43,000, respectively.

5.	Property, Plant and Equipment

Property and equipment consist of the following:

	June 30, 2011	June 30, 2010
Machinery and equipment	$386,000	$383,000
Computers and software	389,000	358,000
Furniture and fixtures	9,000	8,000
Leasehold improvements	77,000	77,000
Equipment under capital lease	62,000	61,000
	923,000	887,000
Less: accumulated depreciation and amortization	794,000	735,000
	$129,000	$152,000

Depreciation expense for the fiscal years ended June 30, 2011 and 2010 was approximately $91,000 and $134,000, respectively. During fiscal 2010, we transferred fully depreciated equipment from our former medical business unit to our security products business.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the carrying value of goodwill for the year ended June 30, 2010 by reportable segment is as follows:

Security Products

Balance as of June 30, 2009	$3,136,000
Impairment	(3,136,000)
Balance as of June 30, 2010	$-

7.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	June 30, 2010
Accrued compensation and benefits	$855,000	$753,000
Accrued taxes	376,000	603,000
Accrued legal and accounting	181,000	179,000
Accrued interest	1,393,000	705,000
Accrued warranty costs	226,000	144,000
Other accrued liabilities	218,000	284,000
	$3,249,000	$2,668,000

Accrued taxes as of June 30, 2011 and 2010, includes our accrual for sales and use tax, penalties and interest incurred as a result of the audit, by California’s Board of Equalization (“BOE”), of the sale of substantially all of the assets of Accurel of $270,000 and $474,000, respectively.  We appealed the BOE’s determination and in July 2011 the Appeals Division of the BOE reduced the assessment of sales and use tax and interest to approximately $270,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes

We adopted the accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on April 1, 2007.  The accounting standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. At the adoption date and as of June 30, 2011, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  We recognize interest and penalties related to uncertain tax positions in income tax expense.  No interest and penalties have been recognized by the Company to date.

Tax years 2008 through 2011 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Years Ended June 30,
	2011	2010
Expected federal tax rate	-34.0%	-34.0%
State income taxes, net of federal tax benefit	-1.7%	2.3%
Non-deductible expenses	16.5%	31.4%
Credits and other, net	-0.6%	-0.1%
Changes in valuation allowance	19.8%	0.5%
Effective tax rate	0.0%	0.0%

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of our deferred tax assets and deferred tax liabilities as of June 30, 2011 and 2010 consists of the following:

	June 30,
	2011	2010

Deferred tax assets:
Net operating loss and tax credit carryforwards	$19,331,000	$16,265,000
Accrued expenses deductible when paid	469,000	469,000
Stock-based compensation	242,000	228,000
Financial statement over tax amortization	25,000	32,000
Financial statement over tax depreciation	6,000	-
Net deferred tax assets - discontinued operations	63,000	65,000
Deferred tax assets	20,136,000	17,059,000

Deferred tax liabilities:
Tax over financial statement depreciation	-	14,000
Deferred tax liabilities	-	14,000
	20,136,000	17,045,000
Valuation allowance	(20,136,000)	(17,045,000)
Net deferred tax asset	$-	$-

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

The following table summarizes the changes in our deferred tax valuation allowance for the years ended June 30, 2011 and 2010:

		Deferred Tax Valuation Allowance
	Balance at Beginning of Year	Current Year Additions	Expired Loss Carryforwards	Balance at End of Year
2011	$17,045,000	$3,374,000	$(283,000)	$20,136,000
2010	16,951,000	778,000	(684,000)	17,045,000

As of June 30, 2011, the Company has the following unused net operating loss and tax credit carry forwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$46,277,000	$811,000	2022 to 2031
State	$38,396,000	$574,000	2011 to 2026

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our net operating loss carry forwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

9.	Commitments and Contingencies

Capital and Operating Leases

We lease manufacturing, research and office space in Wilmington, MA, the lease of which expires on January 31, 2015.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  Effective with the sale of the assets of Accurel Systems on May 1, 2007, we executed a sublease agreement for one of our California facilities.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, CA, which lease was renewed and expires on March 31, 2013.  Total rent expense, including assessments for maintenance and real estate taxes for the years ended June 30, 2011 and 2010, for both continuing and discontinued operations was $335,000 and $528,000, respectively.

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

In April 2009, the lessor of such property to Accurel, filed suit against Accurel and Evans alleging nonpayment of rent. In June 2009, Accurel entered into a release and settlement agreement with the lessor, under the terms of which Accurel was required to pay $224,840, representing the amounts that were past due under the lease, plus monthly rents owing under the lease, less the payment that Evans was required to make under the terms of the settlement agreement.  In October 2009, the lawsuit was dismissed and Accurel has no further obligations or liabilities to the lessor. As a result of the dismissal, we recorded a lease termination benefit of $384,000 related to Accurel’s lease obligations in the year ended June 30, 2010. The balance of the lease liability on June 30, 2011 and June 30, 2010 was $0.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of June 30, 2011, the balance due is approximately $27,000 and is included in current liabilities.

Future minimum rental payments required under capital and operating leases for both continuing and discontinued operations, with non-cancelable terms in excess of one year at June 30, 2011, together with the present value of net minimum lease payments, are as follows:
Year ending June 30:	Capital Lease Payments	Operating Lease Payments
2012	$35,000	$265,000
2013	35,000	262,000
2014	34,000	232,000
2015	3,000	138,000
2016 and thereafter	2,000	-
	109,000	$897,000
Less: amounts representing interest	(31,000)
Present value of future minimum lease payments	78,000
Less: current portion	(20,000)
Capital lease obligation, net of current portion	$58,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Agreements

We are obligated under one license agreement, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and drug applications, which we intend to incorporate into future security product offerings.  Future minimum royalty payments due under the license agreement are as follows:

Years ending June 30:
2012	100,000
2013	125,000
2014	150,000
2015	-
2016 and thereafter	-
$375,000
For the years ended June 30, 2011 and 2010, payments under a license agreement amounted to $75,000 and $50,000, respectively.

10.	Financial Information by Segment

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

During the fiscal years ended June 30, 2011 and 2010, foreign sales represented 98% and 85%, respectively, of our revenue.  During the fiscal years ended June 30, 2011 and 2010, one customer from China represented 62% and 45%, respectively, of our revenue.

11.	Research and Development Arrangements

We are the recipient of several grants under the U.S. Government’s Small Business Innovative Research (SBIR) Program.  The contracts with the Department of Defense and the Department of Homeland Security are both firm-fixed price and cost-plus type programs with contract terms varying from six to twenty-four months.  Revenues under such arrangements amounted to approximately $0 and $431,000 for the years ended June 30, 2011 and June 30, 2010, respectively.  Revenues recognized under these contracts are included in the security products segment.  Unbilled accounts receivable relating to such arrangements were approximately $0 and $29,000 at June 30, 2011 and June 30, 2010, respectively. As of June 30, 2010 all of our contracts with the Department of Defense and the Department of Homeland Security have been completed and were closed.

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

Robert Liscouski (“Mr. Liscouski”), a member of our Board of Directors, serves as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the years ended June 30, 2011 and 2010, this advisory firm was paid $174,000 and $181,000, respectively.  We also issued 500,000 shares of common stock to this advisory firm in fiscal 2010.  As of June 30, 2011, our obligation to the advisory firm was $15,000.   In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the years ended June 30, 2011 and 2010, Mr. Liscouski was paid $63,000 and $0, respectively.  As of June 30, 2011, our obligation to Mr. Liscouski was $15,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 4, 2009, Michael Turmelle (“Mr. Turmelle”), a member of the Board of Directors of the Company loaned $100,000 to the Company (see Note 13).

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

As of June 30, 2011 and 2010, our obligation under the note for borrowed funds amounted to $0 and $100,000, respectively.  As of June 30, 2011 and 2010, our obligation to Mr. Turmelle for accrued interest approximated $11,000.

14.	Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc. (“Med-Tec”), our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over an estimated useful life of 29 months.  The outstanding and past due principal balance, as of June 30, 2011 and 2010, was approximately $42,000 and $55,000, respectively.

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

In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contains reset provisions, in the event that the company issues additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price of the warrant will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. As a result of the adoption of ASC 815, the warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period. The promissory note contains reset provisions, in the event that the we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We valued the note upon issuance at its residual value of $4,341,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the fair value of the note conversion option liability and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of the fair value $153,000 allocated to the warrant, $638,000 allocated to the note conversion liability fair value and $468,000 representing the estimated fair value of the CorNova common stock transferred to DMRJ in the financing transaction.  The note discount was calculated based upon the residual method.  The discount on the note is being amortized to interest expense over the term of the note.  The fair value of the warrant and note conversion liabilities were determined using a binomial option pricing model.  See Notes 15 and 16 for the assumptions used in calculating the fair values.

For the years ended June 30, 2011 and 2010, we recorded $0 and $833,000 to interest expense in our statement of operations, respectively, to amortize the debt discount related to the $5,600,000 senior secured convertible promissory note. As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

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

For the years ended June 30, 2011 and 2010, we recorded non-cash charges of $7,159,000 and $9,503,000, respectively, in our statement of operations to record the change in fair value of the note conversion option liability. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors (see Note 15).

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amendment to the loan agreement provided that, in the event we had not obtained net proceeds from the issuance of debt or equity securities upon terms and conditions acceptable to DMRJ in its sole discretion of (i) $1,000,000 by July 24, 2009 and (ii) to the extent that we satisfied such requirements, an additional $2,000,000 by August 21, 2009, we would immediately engage in a sale process satisfactory to DMRJ in its sole discretion by implementing a contingency plan which may be established by DMRJ, including, without limitation, the engagement at our expense of a third party investment banker acceptable to DMRJ in its sole discretion.  We did not satisfy these requirements and, in August 2009, we engaged Pickwick Capital Partners to market our company for sale. As of June 30, 2011, we have not received any satisfactory proposals to acquire the company and are not actively marketing the company for sale.

In connection with the additional note issued on July 1, 2009, we also issued 871,763 shares of our Series F Convertible Preferred Stock to DMRJ, and agreed that, if we were unable to obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009, we would issue 774,900 additional shares of Series F Preferred Stock to DMRJ. DMRJ later extended this deadline until October 1, 2009. We did not satisfy this requirement and, on October 1, 2009, we issued the additional shares to DMRJ. The Series F Preferred Stock was convertible into that number of shares of common stock which equals the original issue price of the Series F Preferred Stock ($0.08 per share) divided by the “Series F Conversion Price.” All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ were convertible into 16,466,630 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis. In the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect, the Series F Conversion Price would be automatically adjusted to equal the price per share at which such shares are issued.  This reset provision completely protected an investor’s investment from subsequent price erosion until the occurrence of a liquidity event.  The reset provision did not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

After the repayment in full of the promissory notes, described above, the number of shares of common stock into which the Series F Preferred Stock was convertible remained subject to reset provisions in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect.

The Series F Preferred Stock was entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock. In the event of any liquidation, dissolution or winding up of our company, the holders of the Series F Preferred Stock would be entitled to be paid an amount equal to $.08 per share of Series F Preferred Stock, plus any declared but unpaid dividends, prior to the payment of any amounts to the holders of our Series E Convertible Preferred Stock or common stock by reason of their ownership of such stock.

The holders of the Series F Preferred Stock had no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the Series F Preferred Stock, we may not (i) amend, alter or repeal any provision of our Restated Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series F Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of our equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series F Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

The convertible promissory note conversion option and the warrant contained reset provisions, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the amended conversion price then in effect, the note conversion price would be automatically adjusted to equal the price per share at which such shares are issued.  This reset provision completely protected an investor’s investment from subsequent price erosion until the occurrence of a liquidity event.  These reset provisions would not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders. Under ASC 815-40-15, the conversion option liability and the warrant was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period.

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

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of or aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. For the period September 4, 2009 through January 12, 2010, the date as of which this arrangement was cancelled, we experienced a net loss and no such payments were due or payable to DMRJ.

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

On April 7, 2011, we issued 164,667 shares of our Series G Preferred Stock to DMRJ in exchange for 1,646,663 shares of our Series F Preferred Stock. The terms of the Series G Preferred Stock are identical with the terms of the Series F Preferred Stock, except that the Series G Preferred Stock does not contain the reset antidilution provision. The Series G Preferred Stock is convertible into that number of shares of common stock which equals the original issue price of the Series G Preferred Stock ($0.08 per share) divided by the “Series G Conversion Price.” All of the 164,667 shares of Series G Preferred Stock held by DMRJ were convertible into 16,466,700 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis. Simultaneous with the issue of our Series G Preferred Stock on April 7, 2011, the Series F Preferred Stock was cancelled.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series G Preferred Stock is convertible into that number of shares of common stock which equaled the original issue price of the Series G Preferred Stock ($0.08 per share) divided by the “Series G Conversion Price” (originally $0.08 per share), multiplied by 100. All of the 164,667 shares of Series G Preferred Stock held by DMRJ were originally convertible into 16,466,700 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis. The Series G Preferred Stock is entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock. In the event of any liquidation, dissolution or winding up of our company, the holders of the Series G Preferred Stock will be entitled to be paid an amount equal to $.08 per share of Series G Preferred Stock, multiplied by 100, plus any declared but unpaid dividends, prior to the payment of any amounts to the holders of our common stock by reason of their ownership of such stock.

The holders of the Series G Preferred Stock have no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the Series G Preferred Stock, we may not (i) amend, alter or repeal any provision of our Restated Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series G Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series G Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of our equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series G Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

In addition, for so long as the July 2009 note or the amended and restated senior secured convertible promissory note issued to DMRJ in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series G Preferred Stock which is necessary to result in the number of shares of common stock into which all Series G Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.

We considered the guidance in ASC 470-50-40-15, "Debt-Modifications and Extinguishments," and have concluded that the April 7th, 2011 amendment to the DMRJ credit facility was a debt modification, not an extinguishment and have not recognized a gain or loss on this transaction in our statements of operations.  Further, we did not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature as a result of this amendment.

On September 29, 2011, we entered into an omnibus sixth amendment to the credit agreement and eighth agreement to the note and warrant purchase agreement pursuant to which: (i) the maturity of our indebtedness to DMRJ was extended from September 30, 2011 to March 31, 2012; (ii) DMRJ waived our compliance with certain financial covenants in the notes and all related credit agreements through maturity; (iii) our line of credit under the September 2009 credit agreement was increased from $15,000,000 to $23,000,000 and (iv) required that we repay sufficient amounts of our outstanding indebtedness under the notes and related credit agreements and other amounts owing to DMR such that as of December 31, 2011, the outstanding obligations to DMRJ shall not exceed $15,000,000.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,600,000, $1,000,000 and $15,785,000, respectively.  Further, as of June 30, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,376,000 and is included in current liabilities.

As of September 30, 2011, our obligation to DMRJ under the senior secured convertible promissory note, as amended, the senior secured promissory note and under the credit facility approximated $3,520,000, $1,000,000 and $18,595,000, respectively. Further, as of September 30, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured promissory note and line of credit approximated $1,705,000.

15.	Note Conversion Option Liability

ASC 815-40-15 “Derivatives and Hedging”, requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contained reset provisions, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the years ended June 30, 2011 and 2010, we recorded  non-cash charges of $7,159,000 and $9,503,000, respectively, in our statements of operations to record the change in fair value of the note conversion option liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors.  The note conversion option liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Note Conversion Option Liability - Fair Value Calculation
	July 1, 2009	June 30, 2010	April 7, 2011

Convertible debt amount	$4,600,000	$3,920,000	$3,680,000
Potential number of convertible shares	57,500,000	49,000,000	46,000,000
Conversion price	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.08	$0.30	$0.46
Expected volatility	93.7%	157.1%	161.0%
Expected dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	0.31%	0.17%	0.16%
Expected term (years)	0.44	0.25	0.48
Fair value	$1,183,000	$10,686,000	$17,845,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the note conversion option liability was measured at the end of each reporting period and the change in fair value was reported in our statement of operations.  Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in an $802,000 adjustment to the opening balance of accumulated deficit. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the senior secured convertible promissory note was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our statements of operations. As of that date, the note conversion feature was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the note conversion liability of $17,845,000 to stockholders’ deficit. As of June 30, 2011 and 2010, the note conversion liability amounted to $0 and $10,686,000, respectively.

16.	Warrant Derivative Liability

ASC 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ Group LLC, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contained reset provisions, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the years ended June 30, 2011 and 2010, we recorded non-cash charges of $160,000 and $217,000, respectively, in our statements of operations to record the change in fair value of the warrant derivative liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability - Fair Value Calculation
	July 1, 2009	June 30, 2010	April 7, 2011

Shares eligible to be purchased	1,000,000	1,000,000	1,000,000
Exercise price	$0.08	$0.08	$0.08
Stock price on date of measurement	$0.08	$0.30	$0.46
Expected volatility	104.0%	157.1%	161.0%
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	2.71%	1.17%	1.17%
Expected life	4.50	3.44	2.69
Fair value	$61,000	$278,000	$438,000

We originally recorded the fair value of this warrant of approximately $160,000 as an increase to additional paid in capital.  Upon adoption of ASC 815-40-15 at July 1, 2009, we reclassified $160,000 from additional paid in capital to the warrant derivative liability. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our statements of operations. As of that date, warrant was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the warrant derivative liability of $438,000 to stockholders’ deficit. As of June 30, 2011 and 2010, the warrant derivative liability amounted to $0 and $278,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Series E Convertible Preferred Stock

In March 27, 2009, we announced the settlement of our litigation and the mutual release by us and Evans Analytical Group, LLC of all claims related to the sale of Accurel.  In settling this litigation, we issued 1,000,000 shares of Series E Convertible Preferred Stock, having an aggregate liquidation preference of $5,000,000.  The preferred stock, however, was subject to cancellation, without consideration and without liability to us, under certain conditions related to our continued cooperation in the pursuit (as controlled and funded by Evans and its counsel) of certain claims against a former officer of ours and Accurel related to the sale of Accurel to Evans, including the outcome of such litigation.  The stock was convertible into common stock under various scenarios, including by either party after the ninth anniversary of the settlement agreement, and under certain other circumstances.  The preferred stock will be entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our common stock and holders of the preferred stock will have no voting rights except as required by applicable law. On April 2, 2009, John Traub, a former officer of the company and Accurel, filed a complaint in the California Superior Court, Santa Clara County, for breach of contract and indemnification against us and our insurer, Carolina Casualty Company.  The complaint sought defense costs and indemnification with respect to lawsuits filed against Traub by Evans Analytical Group.   On June 21, 2010, we resolved the litigation with Evans and Traub, resulting in the cancellation of 1,000,000 shares of Series E Convertible Preferred Stock.

18.	Series F Convertible Preferred Stock

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

Because we did not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009 (later extended by DMRJ to October 1, 2009), we were required to issue to DMRJ 774,900 additional shares of Series F Preferred Stock. Upon the issuance of those shares, all of the Series F Preferred Stock then held by DMRJ were convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the promissory note issued in July 2009 or the amended and restated promissory note issued in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issued to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ would be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto (see Note 14).

As of the date of issuance, we recorded the relative fair value of the Series F Preferred Stock of approximately $274,000 against the July 1, 2009 senior secured promissory note, which was accreted to the note over the life of the note.  The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For the year ended June 30, 2010, $274,000 was accreted to the note and was recorded as interest expense in our statement of operations. Accounting Standards Codification (“ASC”) 470-20 “Debt,” addresses the accounting for convertible instruments with beneficial conversion features.  In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the Series F Preferred Stock converts into. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009, the beneficial conversion feature on the Series F Preferred Stock was $329,000 and was accounted for as a deemed dividend. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement and issued shares of a new series of Series G convertible preferred stock in exchange for the Series F convertible preferred stock (see Note 19).

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Series G Convertible Preferred Stock

On April 7, 2011, in conjunction with the amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, we issued 164,667 shares of our Series G Convertible Preferred Stock to DMRJ in exchange for 1,646,662 shares of our Series F Convertible Preferred Stock.

The Series G Preferred Stock is convertible into that number of shares of common stock which equals the original issue price of the Series G Preferred Stock ($0.08 per share) divided by the “Series G Conversion Price.” All of the 164,667 shares of Series G Preferred Stock held by DMRJ were convertible into 16,466,700 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis.  We have concluded that the April 7th, 2011 amendment to the DMRJ credit facility was a debt modification, not an extinguishment, and have not recognized a gain or loss on this transaction in our statements of operations.  Further, we did not recognize a beneficial conversion feature on the Series G Preferred Stock or reassess an existing beneficial conversion feature as a result of this amendment.

20.	Stockholders’ Equity

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using a Binomial option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which was accreted to the note and interest expense was recorded over the life of the note. In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, in July 2009, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08.  We adopted ASC 815-40-15 as of July 1, 2009 and reclassed $160,000 from additional paid in capital to the “Warrant Derivative Liability.” The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share.  As of that date, the warrant was deemed to be indexed to our common stock and subsequent changes in fair value were no longer required to be recorded in our results of operations. For the years ended June 30, 2011 and 2010, we recorded non-cash charges of $160,000 and $217,000, respectively, in our statements of operations (see Note 16).

In May 2011, we entered into two advisory and consulting services agreements, pursuant to which we agreed to issue up to an aggregate of 4,000,000 shares of our common stock.  In June 2011 we issued 1,000,000 shares of common stock, having a value of $800,000, under these agreements and we have agreed to issue the balance of the 4,000,000 shares in monthly installments of 166,667 shares to each of the two advisors, beginning in August 2011 and ending upon the earlier of the ninth such installment or the termination of each advisor’s respective agreement.

As of June 30, 2011, there were warrants outstanding to purchase 3,027,291 shares of our common stock at exercise prices ranging from $0.08 to $12.45 expiring at various dates between September 15, 2011 and June 27, 2015.

We issued 27,133 and 0 shares of common stock during the years ended June 30, 2011 and 2010, respectively, as a result of the exercise of options by employees and consultants.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimated the fair value of the warrants issued during fiscal 2011 using a binomial option pricing model using the following input assumptions:

Year Ended June 30, 2011

Dividend yield	0.0%
Weighted-average volatility	154.5%
Weighted-average risk-free interest rate	1.5%
Weighted-average life of warrants	4 years

We did not issue any warrants in fiscal 2010 and issued three warrants in fiscal 2011. For the years ended June 30, 2011 and 2010, we recorded non-cash charges for warrants that vested of $54,000 and $10,000, respectively, in our statements of operations.

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2011:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Intrinsic Value per Share
$0.08 - $0.54	1,411,492	$0.15	$0.70
$1.14 - $2.82	1,600,799	1.41	-
$12.45 - $12.45	15,000	12.45	-
	3,027,291	0.88	-

The following table presents the warrant activity for the years ended June 30, 2011 and 2010:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding as of June 30	2,609,986	$2.44	3,264,217	$3.11
Issued	1,200,000	0.76	-	-
Exercised	-		-
Expired	(782,695)	5.90	(654,231)	5.18
Warrants outstanding as of June 30	3,027,291	$0.88	2,609,986	$2.44
Warrants exercisable as of June 30	1,827,291	$0.58	2,609,986	$2.44
Weighted-average fair value of warrants
granted during the year		$0.64		$-

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In December 2006, we adopted the 2006 Employee Stock Purchase Plan. The 2006 Plan provides a method whereby our employees have an opportunity to acquire an ownership interest in the company through the purchase of shares of our common stock through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The plan periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of June 30, 2011 and 2010, a total of 380,543 shares are available for issuance under the 2006 Plan.

We issued 0 shares of common stock during the years ended June 30, 2011 and 2010, under the employee stock purchase plan.

Treasury Stock and Other Transactions

In June 2004, our Board of Directors authorized us to repurchase up to 300,000 shares of our common stock, from time to time in the open market, privately negotiated transactions, block transactions or at time and prices deemed appropriate by management.  As of June 30, 2011 and 2010, 10,545 shares were held in treasury at cost.  During each of the years ended June 30, 2011 and 2010, we did not repurchase shares of our common stock.  As of June 30, 2011, the maximum number of shares authorized to be repurchased were 289,455.

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

In December 2004, we adopted the 2004 Stock Option Plan. The 2004 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 500,000 shares were originally reserved for issuance under the 2004 Plan. In December 2005, our stockholders approved an increase in the 2004 Plan from 500,000 shares to 1,000,000 shares.  In December 2007, our stockholders approved an increase in the 2004 Plan from 1,000,000 shares to 2,000,000 shares. In February 2011, our board of directors approved an increase in the 2004 Plan from 2,000,000 shares to 4,000,000 shares.  As of June 30, 2011, stockholder approval is required to increase the number of shares reserved for issuance under the plan. As of June 30, 2011, a total of 760,562 and 0 shares are available for issuance under the 2004 and 2000 Plans, respectively.  The 2000 Plan expired in October 2010, as such no further options grants may be issued under the plan.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity of the 2000 and 2004 Stock Option Plans for the year ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding as of July 1, 2010	3,691,208	$0.32	6.8	$168,000
Issued	919,000	0.57
Exercised	(27,133)	0.19
Cancelled	(262,537)	0.63
Options outstanding as of June 30, 2011	4,320,538	$0.37	5.7	$2,092,000
Options exercisable as of June 30, 2011	2,818,752	$0.34	6.1	$1,430,000
Options vested or expected to vest as of June 30, 2011	4,170,359	$0.36	5.8	$2,026,000

The weighted average grant date fair value of options granted for the years ended June 30, 2011 and 2010 were $0.48 and $0.39, respectively.  See Note 2 for further discussion on the methods and assumptions used in determining the fair value of our options.

The following table sets forth information regarding outstanding options at June 30, 2011:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.08 - $0.46	3,312,950	6.1	$0.17	2,546,331	$0.15
$0.52 - $2.40	947,588	4.3	$0.73	212,421	$1.23
$3.07 - $3.89	45,000	4.0	$3.71	45,000	$3.71
$9.92 - $10.00	15,000	3.4	$9.97	15,000	$9.97
	4,320,538	5.7	$0.37	2,818,752	$0.34

As of June 30, 2011 there was $401,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This expense is expected to be recognized as follows:

Years Ending June 30:
2012	$185,000
2013	143,000
2014	73,000
$401,000

As of June 30, 2011, the unrecognized compensation expense related to stock option awards is expected to be recognized as expense over a weighted-average period of 3.0 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2011 of $0.85 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.  Total intrinsic value of stock options exercised under the stock option plans for the years ended June 30, 2011 and 2010 was $8 and $0, respectively.  The total fair value of stock options that vested during the years ended June 30, 2011 and 2010 were $119,000 and $117,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Discontinued Operations

Medical Business Unit

The accompanying consolidated statements of operations present the results of the Medical Business Unit as discontinued operations.

Condensed results of operations relating to the Medical Business Unit for the year ended June 30, 2010 is as follows:

Year Ended June 30, 2010
Operating loss	$(124,000)
Loss from discontinued operations	(124,000)

23.	Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to (recoveries of) costs and expenses	Write-off	Balance at end of period
Year ended June 30, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$84,000	$(24,000)	$(39,000)	$21,000
Excess and obsolescence reserve - inventory	43,000	13,000	-	56,000
Total	$127,000	$(11,000)	$(39,000)	$77,000
Deducted from liability accounts:
Warranty reserve	$144,000	$85,000	$(3,000)	$226,000
Total	$144,000	$85,000	$(3,000)	$226,000
Year ended June 30, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$65,000	$25,000	$(6,000)	$84,000
Excess and obsolescence reserve - inventory	313,000	30,000	(300,000)	43,000
Total	$378,000	$55,000	$(306,000)	$127,000
Deducted from liability accounts:
Warranty reserve	$196,000	$(52,000)	$-	$144,000
Total	$196,000	$(52,000)	$-	$144,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Benefit Plans and Employment Agreements of Executive Officers

We have a defined contribution plan, the Implant Sciences Corporation 401(k) Profit Sharing Plan, established under Section 401(k) of the Internal Revenue Code.   All full-time employees who are 21 years of age are eligible to participate on the beginning of the first month after 30 days of employment.  The company’s contributions are discretionary.   We made no matching contributions during either fiscal 2011 or 2010.

On February 6, 2009, we entered into a new three-year employment agreement with Mr. Glenn D. Bolduc (“Mr. Bolduc”), President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mr. Bolduc receives a base salary of $275,000 per year, commencing on January 1, 2009.  After the third year, the agreement will automatically renew for additional one-year periods unless notice of non-renewal is given by either party.  The agreement also provides for Mr. Bolduc to be eligible to receive incentive compensation in an amount of up to 50% of his based salary, upon the achievement of certain performance milestones established by the Board of Directors and a car allowance.  Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between us and Mr. Bolduc within 60 days after the commencement of each such fiscal year.

In connection with his new employment agreement, Mr. Bolduc has been granted an incentive option under the our  2004 Stock Option Plan to purchase 680,000 shares of our common stock at an exercise price of $0.17 per share.  The option vests in equal annual installments over a three-year period commencing on January 1, 2010.  These options were valued using the Black-Scholes method, using the following assumptions; volatility 99.0%, risk-free interest rate 1.52%, expected life of six years and expected dividend yield of 0.0%. The fair value of Mr. Bolduc’s option as of the grant date was $0.13 per share. For the years ended June 30, 2011 and 2010, we recorded stock-compensation of $46,000 and $57,000, respectively.

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

25.	Legal Proceedings

In January 2011, Fulong Integrated Technique, Ltd. ("Fulong") filed a complaint against us in the Middlesex Superior Court of the Commonwealth of Massachusetts, alleging non-payment of amounts owed for services provided to us in connection with the sale of handheld explosives detection equipment to a customer in China in the first quarter of fiscal 2009. Fulong seeks general monetary damages, other statutory damages, attorneys’ fees and costs. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims. We have filed counterclaims against Fulong, and are contesting the matter vigorously. If, however, Fulong is ultimately successful, it could have a material adverse effect on our business and financial condition.

We are not currently a party to any legal proceedings, other than routine litigation incidental to our business that which we believe will not have a material effect on our business, assets or results of operations.  From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities.  Each of these matters may be subject to various uncertainties.

26.	Subsequent Events

On September 29, 2011, we entered into an omnibus sixth amendment to credit agreement and eighth amendment to note and warrant purchase agreement with DMRJ. See Note 14 for further information on these amendments to our credit facilities with DMRJ.

We have evaluated subsequent events after the balance sheet date through the date these financial statements were issued, for appropriate accounting and disclosure and concluded that there were no other subsequent events requiring adjustment or disclosure in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2011	Implant Sciences Corporation
	By:	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 13, 2011	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer (Principal Executive Officer)
Dated: October 13, 2011	/s/ Roger P. Deschenes Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: October 13, 2011	/s/ Joseph E. Levangie
Joseph Levangie Director
Dated: October 13, 2011	/s/ Michael C. Turmelle
Michael Turmelle Director
Dated: October 13, 2011	/s/ Robert P. Liscouski
Robert Liscouski Director
Dated: October 13, 2011
Howard Safir Director
Dated: October 13, 2011	/s/ John A. Keating
John Keating Director