Form 10-Q
period 2011-09-30
IMPLANT SCIENCES CORP
filed 2011-11-14
CIK 1068874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, there were 32,727,996 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011	3
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Removed and Reserved	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
	Signatures	31

Implant Sciences Corporation
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$425,000	$264,000
Restricted cash and investments	1,275,000	1,275,000
Accounts receivable-trade, net of allowances of $21,000	1,149,000	1,066,000
Inventories	2,282,000	1,867,000
Prepaid expenses and other current assets	1,154,000	1,141,000
Total current assets	6,285,000	5,613,000
Property and equipment, net	166,000	129,000
Restricted cash and investments	312,000	312,000
Other non-current assets	106,000	106,000
Total assets	$6,869,000	$6,160,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible note	$3,520,000	$3,600,000
Senior secured note	1,000,000	1,000,000
Line of credit	18,602,000	15,785,000
Current maturities of long-term debt and obligations under capital lease	21,000	20,000
Payable to Med-Tec	41,000	42,000
Accrued expenses	3,232,000	3,249,000
Accounts payable	2,988,000	2,389,000
Deferred revenue	917,000	908,000
Total current liabilities	30,321,000	26,993,000
Long-term liabilities:
Long-term debt and obligations under capital lease, net of current maturities	57,000	58,000
Total long-term liabilities	57,000	58,000
Total liabilities	30,378,000	27,051,000

Commitments and contingencies (Note 20)

Stockholders' deficit:
Common stock; $0.10 par value; 200,000,000 shares authorized; 32,405,207 and 32,394,662 at September 30, 2011 and 30,991,873 and 30,981,328 at June 30, 2011 shares issued and outstanding, respectively	3,240,000	3,099,000
Preferred stock; no stated value; 5,000,000 shares authorized Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, 164,667 shares issued and outstanding at September 30, 2011 and June 30, 2011 (liquidation value of $1,317,000)	274,000	274,000
Additional paid-in capital	81,057,000	80,695,000
Accumulated deficit	(107,958,000)	(104,886,000)
Deferred compensation	(49,000)	-
Treasury stock, 10,545 common shares, at cost	(73,000)	(73,000)
Total stockholders' deficit	(23,509,000)	(20,891,000)
Total liabilities and stockholders' deficit	$6,869,000	$6,160,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010
Revenues	$1,036,000	$1,004,000
Cost of revenues	637,000	636,000
Gross margin	399,000	368,000
Operating expenses:
Research and development	819,000	470,000
Selling, general and administrative	1,813,000	1,148,000
Total operating expenses	2,632,000	1,618,000
Loss from operations	(2,233,000)	(1,250,000)
Other (expense) income, net:
Interest income	1,000	12,000
Interest expense	(840,000)	(516,000)
Change in fair value of warrant derivative liability	-	31,000
Change in fair value of note conversion option liability	-	1,076,000
Total other (expense) income, net	(839,000)	603,000
Net loss	$(3,072,000)	$(647,000)

Net loss per share, basic and diluted	$(0.10)	$(0.03)
Weighted average shares used in computing net loss per common share, basic and diluted	31,950,218	25,878,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,072,000)	$(647,000)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	21,000	26,000
Stock-based compensation expense	58,000	65,000
Loss on disposal of equipment	-	2,000
Fair value of warrants issued to non-employees	108,000	(6,000)
Common stock issued to consultants	197,000	8,000
Change in fair value of warrant derivative liability	-	(31,000)
Change in fair value of note conversion option liability	-	(1,076,000)
Changes in assets and liabilities:
Accounts receivable	(83,000)	55,000
Inventories	(415,000)	(210,000)
Prepaid expenses and other current assets	(13,000)	368,000
Cash overdraft	-	45,000
Accounts payable	325,000	(157,000)
Accrued expenses	267,000	7,000
Deferred revenue	9,000	924,000
Net cash used in operating activities	(2,598,000)	(627,000)
Cash flows from investing activities:
Purchases of property and equipment	(58,000)	-
Transfer from restricted funds, net	-	21,000
Payments received on note receivable	-	47,000
Net cash (used in) provided by investing activities	(58,000)	68,000
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options	-	2,000
Principal repayments of long-term debt and capital lease obligations	-	(2,000)
Net borrowings on line of credit	2,817,000	559,000
Net cash provided by financing activities	2,817,000	559,000
Net change in cash and cash equivalents	161,000	-
Cash and cash equivalents at beginning of period	264,000	-
Cash and cash equivalents at end of period	$425,000	$-

Supplemental Disclosure of Cash Flow Information:
Interest paid	$504,000	$356,000

Non-cash Investing and Financing Activities:
Conversions of senior secured convertible promissory note to common shares	$80,000	$-
Conversion of convertible promissory note - related party	-	100,000
Common stock issued to consultants	197,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Implant Sciences Corporation develops, manufactures and sells sophisticated sensors and systems for the security, safety and defense industries.  We have developed proprietary technologies used in explosives trace detection (“ETD”) applications and market and sell handheld and benchtop ETD systems that use our proprietary technologies.  Our products are marketed and sold to a growing number of locations domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, other objects and people for the detection of trace amounts of explosives.

We are parties to several loan and credit agreements with DMRJ Group LLC (“DMRJ”), an accredited institutional investor (see Note 13).  As of September 30, 2011, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a senior secured promissory note and under a revolving line of credit approximated $3,520,000, $1,000,000 and $18,602,000, respectively.  Further, as of September 30, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured promissory note and the line of credit approximated $1,705,000 and is included in current liabilities in the condensed consolidated financial statements.

As of October 31, 2011, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,520,000, $1,000,000 and $19,012,000, respectively.  Further, as of October 31, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,664,000 and is included in current liabilities.

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require us to seek additional capital through private financing sources.  In addition, we will require substantial funds for further research and development, regulatory approvals, and the marketing of our explosives detection products.  Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the hiring of additional personnel, and acquiring capital equipment.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.

Any failure to comply with our debt covenants, to achieve our projections and/or obtain sufficient capital on acceptable terms would have a material adverse impact on our liquidity, financial condition and operations and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws. Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 3.0% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  All intercompany balances and transactions have been eliminated in consolidation. The results of operations and cash flows for the three months ended September 30, 2011 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as of and for the year ended June 30, 2011.

The balance sheet at June 30, 2011 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K for the fiscal year ended June 30, 2011.

We have evaluated subsequent events after the balance sheet date through the date of filing of these financial statements with the Securities and Exchange Commission for appropriate accounting and disclosure.

3.	Fair Value Measurement

Accounting Standards Codification (“ASC”) ASC 820, “Fair Value Measurements and Disclosures,” establishes a three-level fair value hierarchy to classify the inputs used in measuring fair value, which are as follows:

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

Our financial instruments at September 30, 2011 include cash equivalents, certificates of deposit, accounts receivable, a note receivable, accounts payable, a senior secured promissory note and a senior secured convertible promissory note. The carrying amounts of cash and cash equivalents, certificates of deposit, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, as included in Note 13, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the fair value measurements of assets and liabilities as of September 30, 2011:

		Fair Value Measurements as of September 30, 2011
Description	Carrying Value at Sept. 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$1,562,000	$1,562,000	$-	$-
Senior secured convertible promissory note	3,520,000	-	-	3,520,000
Senior secured promissory note	1,000,000	-	-	1,000,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value measurements of assets and liabilities as of September 30, 2010:

		Fair Value Measurements as of September 30, 2010
Description	Carrying Value at Sept. 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$1,562,000	$1,562,000	$-	$-
Note conversion option liability	9,610,000	-	-	9,610,000
Warrant derivative liability	247,000	-	-	247,000
Senior secured convertible promissory note	3,920,000	-	-	3,920,000
Senior secured promissory note	1,000,000	-	-	1,000,000

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that were measured at fair value for the three months ended September 30, 2010:

	Three Months Ended September 30, 2010
	Note Conversion Option Liability	Warrant Derivative Liability

Balance at July 1, 2010	$10,686,000	$278,000
Net change in fair value of financial instrument	(1,076,000)	(31,000)
Balance at September 30, 2010	$9,610,000	$247,000

In April 2011, we amended our credit facility with DMRJ. As amended, the conversion price of the senior secured convertible promissory note and warrant to purchase shares of our common stock were both fixed at $0.08 per share. As of that date, the note conversion feature and warrant were no longer subject to adjustment and were no longer required to be recorded as a separate liability under ASC 815-40-15, "Derivatives and Hedging." For the three months ended September 30, 2011, changes in fair value were no longer required to be recorded in our condensed consolidated statements of operations.  See Notes 14 and 15 for the assumptions used in calculating the fair values.

4.	Restricted Cash and Investments – Current and Long-Term

As of September 30, 2011 and June 30, 2011, we had restricted cash and investments, with maturities of less than one year, of $1,275,000, and restricted investments, with maturities of more than one year, of $312,000.  Restricted cash and investments consisted of the following:

	September 30, 2011	June 30, 2011
Current assets
Certificates of deposit	$1,250,000	$1,250,000
Blocked account deposit	25,000	25,000
	$1,275,000	$1,275,000

Long-term assets
Certificates of deposit	$312,000	$312,000
	$312,000	$312,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The restricted investment of $439,000 held in a money market account collateralized our performance under an irrevocable letter of credit issued to China Civil Aviation Technology & Equipment Corporation (“AVITEC”) on June 25, 2008, in the amount of $418,000.  The letter of credit provided performance security equal to 10% of the contract amount for security products shipped in the first quarter of fiscal 2009. In September 2010, we entered into a supplementary agreement with AVITEC, effective as of February 2010, to extend the warranty period for the security products through August 2011.  To guarantee our performance under the supplementary warranty bond, and in view of the fact that we were not able to negotiate an extension to the existing letter of credit, AVITEC claimed compensation and drew against the letter of credit in July 2010, resulting in the transfer of $418,000 of funds held in the money market account to AVITEC. AVITEC agreed to transfer $418,000 to us, less nominal bank fees, upon expiration of the warranty bond in August 2011. As of September 30, 2011, AVITEC has not transferred the funds. The remaining funds held in the money market account, $21,000, were transferred to our operating account in July 2010. As of September 30, 2011 and June 30, 2011, the funds transferred to AVITEC are included in our accounts receivable and we believe these amounts to be fully collectible.

Pursuant to one of our credit agreements with DMRJ (see Note 13), we were required to maintain a balance of at least $500,000 in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement.  On December 16, 2008, we deposited $500,000 into a bank account pursuant to the blocked account agreement.  In December 2009, DMRJ waived the requirement to maintain a deposit balance of at least $500,000 in such account. As of September 30, 2011 and June 30, 2011, the balance in the blocked account was $0.

Pursuant to an additional credit agreement with DMRJ, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the revolving line of credit. Until the line of credit and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of September 30, 2011 and June 30, 2011, the balance in the blocked collections account was $25,000.

The restricted investments of $1,562,000 held in certificates of deposit collateralize our performance under three irrevocable letters of credit issued in April 2010, aggregating to $1,488,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $74,000.  These letters of credit: (1) provide performance security equal to 5% of the contract amount; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract. During the year ended June 30, 2011, we amended two of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between February 6, 2012 and October 5, 2012.

5.	Stock Based Compensation

Our condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010 include $58,000 and $65,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards.  As of September 30, 2011, the total amount of unrecognized stock-based compensation expense was approximately $357,000, which will be recognized over a weighted average period of 2.2 years.

As of September 30, 2011, there were options outstanding to purchase 4,275,850 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related Party Transactions

We have entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former chairman of Ion Metrics, Inc.  The lease, assumed as part of the Ion Metrics, Inc. acquisition in April 2008, expires on December 31, 2013, under the terms of which we are leasing certain property and equipment, with annual lease payments of approximately $31,000 per year.

Robert Liscouski ("Mr. Liscouski"), a member of our Board of Directors, serves as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the three months ended September 30, 2011 and 2010, this advisory firm was paid $8,000 and $29,000, respectively.  We also issued 500,000 shares of common stock to this advisory firm in fiscal 2010.  As of September 30, 2011, our obligation to the advisory firm was $35,000.   In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the three months ended September 30, 2011, Mr. Liscouski was paid $45,000.  As of September 30, 2011, our obligation to Mr. Liscouski was $15,000.

7.	Note Payable – Related Party

In June 2009, Michael Turmelle (“Mr. Turmelle”), a member of our Board of Directors, loaned $100,000 to us.  The loan bore interest at 10% and was unsecured.  In November 2009, we issued a convertible promissory note to Mr. Turmelle in consideration of that loan. The principal amount of the loan was convertible in whole or in part at the option of Mr. Turmelle into shares of our common stock at a conversion price of $0.08 per share. In July 2010, Mr. Turmelle converted the entire principal amount of the loan into 1,250,000 shares of our common stock.

As of September 30, 2011 and 2010, our obligation under the note for borrowed funds amounted to $0. As of September 30, 2011 and June 30, 2011, our obligation to Mr. Turmelle for accrued interest approximated $11,000.

8.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2011	June 30, 2011
Inventory	$851,000	$793,000
Insurance	95,000	101,000
Bank fees	44,000	63,000
Property and equipment	-	23,000
Other prepaid expenses	164,000	161,000
	$1,154,000	$1,141,000

9.	Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

	September 30, 2011	June 30, 2011
Raw materials	$720,000	$705,000
Work in progress	119,000	122,000
Finished goods	1,443,000	1,040,000
Total inventories, net	$2,282,000	$1,867,000

As of September 30, 2011 and June 30, 2011, our reserves for excess and slow-moving inventories were $46,000 and $56,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2011	June 30, 2011
Machinery and equipment	$438,000	$386,000
Computers and software	392,000	389,000
Furniture and fixtures	9,000	9,000
Leasehold improvements	80,000	77,000
Equipment under capital lease	62,000	62,000
	981,000	923,000
Less: accumulated depreciation and amortization	815,000	794,000
	$166,000	$129,000

For the three months ended September 30, 2011 and 2010, depreciation expense was approximately $21,000 and $26,000, respectively.

11.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	June 30, 2011
Accrued compensation and benefits	$821,000	$855,000
Accrued taxes	1,000	376,000
Accrued legal and accounting	159,000	181,000
Accrued interest	1,726,000	1,393,000
Accrued warranty costs	148,000	226,000
Other accrued liabilities	377,000	218,000
	$3,232,000	$3,249,000

Accrued taxes as of June 30, 2011, includes our accrual of $270,000 in sales and use tax, penalties and interest incurred as a result of an audit, by California’s Board of Equalization, on the sale of substantially all of the assets of Accurel Systems International Corporation in May 2007.  We appealed the Board of Equalization’s determination and in July 2011, the Board’s Appeals Division reduced the assessment of sales and use tax and interest to approximately $270,000, which has been reclassified to accounts payable in the three months ended September 30, 2011.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of September 30, 2011 and 2010, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	Three Months Ended September 30,
	2011	2010
Basic income (loss) per share:
Numerator:
Net loss	$(3,072,000)	$(647,000)

Denominator:
Weighted average shares	31,950,218	25,878,335

Basic loss per share	$(0.10)	$(0.03)

Diluted income (loss) per share:
Numerator:
Net loss	$(3,072,000)	$(647,000)

Denominator:
Weighted average shares	31,950,218	25,878,335
Effect of dilutive securities:
Stock options	-	-
Warrants	-	-
Convertible debt	-	-
Convertible preferred stock	-	-
	-	-
Weighted average shares and equivalents	31,950,218	25,878,335

Diluted loss per share	$(0.10)	$(0.03)

Common stock equivalents excluded from the earnings per share calculation for the three months ended September 30, 2011 and 2010, were as follows:

	Three Months Ended September 30,
	2011	2010
Common stock equivalents excluded
Stock options	2,392,223	1,708,534
Warrants	1,063,540	897,675
Convertible debt	44,489,130	49,955,882
Convertible preferred stock	16,466,700	16,466,630
	64,411,593	69,028,721

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of September 30, 2011 and June 30, 2011 was approximately $41,000 and $42,000, respectively.

Senior Secured Convertible Promissory Note, Senior Secured Promissory Note and Revolving Credit Facility

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  The note, which is collateralized by all of our assets, originally bore interest at 11.0% per annum.  The effective interest rate on the note, at the time of issuance, was approximately 23.4%.  We prepaid interest in the amount of $616,000 upon the issuance of the note.  In lieu of paying any commitment fees, closing fees or other fees in connection with the purchase agreement, we transferred our entire interest in 1,500,000 shares of the common stock of CorNova, Inc., a privately-held development stage medical device company, to DMRJ.  The note, which has been amended and restated, as described below, was originally convertible in whole or in part at the option of DMRJ into shares of our common stock at a conversion price of $0.26 per share. The warrant, which has been amended and restated, as described below, was originally exercisable in whole or in part at the option of DMRJ into shares of our common stock at an exercise price of $0.26 per share.

The note and warrant contained reset terms providing that, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price or warrant exercise price then in effect, the conversion price and exercise price will be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. As a result of the adoption of ASC 815-40-15, the note conversion option liability and warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period.

We valued the note upon issuance at its residual value of $4,341,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the fair value of the note conversion option liability and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of the fair value $153,000 allocated to the warrant, $638,000 allocated to the note conversion liability fair value and $468,000 representing the estimated fair value of the CorNova common stock transferred to DMRJ in the financing transaction.  The note discount was calculated based upon the residual method.  The discount on the note is being amortized to interest expense over the term of the note.  The fair value of the warrant and note conversion liabilities were determined using a binomial option pricing model.  See Notes 14 and 15 for the assumptions used in calculating the fair values.

For the three months ended September 30, 2011 and 2010, we recorded non-cash benefits of $0 and $1,076,000, respectively, in our condensed consolidated statement of operations to record the change in fair value of the note conversion option liability. Fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors (see Notes 14 and 15).

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

In connection with the additional note issued in July 2009, we also issued 1,646,663 shares of our Series F Convertible Preferred Stock to DMRJ. The Series F Preferred Stock was originally convertible into that number of shares of common stock which equaled the original issue price of the Series F Preferred Stock ($0.08 per share) divided by the “Series F Conversion Price.” All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ were convertible into 16,466,630 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis. The Series F Preferred Stock contained reset terms providing that, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the Series F Conversion Price then in effect, the Series F Conversion Price would be automatically adjusted to equal the price per share at which such shares are issued. The reset provision did not apply, however, to issuances of stock and options to our employees, directors, consultants and advisors pursuant to any equity compensation plan approved by our stockholders. In April 2011, as further described below, DMRJ exchanged all of the shares of Series F Preferred Stock held by it for shares of a new Series G Convertible Preferred Stock. The terms of the Series G Preferred Stock are identical to the terms of the Series F Preferred Stock, except that the Series G Preferred Stock terms do not include reset provisions for dilutive issuances of our common stock.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We adopted ASC 815-40-15, “Derivatives and Hedging”, on July 1, 2009 and recorded a fair value note conversion option liability of $1,183,000.

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

In lieu of paying DMRJ any commitment fees, closing fees or other fees in connection with the credit agreement, we agreed to pay DMRJ an additional amount equal to 50% of our aggregate net profits, as defined, generated between the closing date through the termination of the credit facility. For the period September 4, 2009 through January 12, 2010, the date as of which this arrangement was cancelled, we experienced a net loss and no such payments were due or payable to DMRJ.

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

On December 31, 2009, we received further written notice from DMRJ, withdrawing its default notice. Also, on December 31, 2009, DMRJ elected to convert $120,000 of the principal amount owed by us under the senior secured convertible promissory note into 1,500,000 shares of our common stock, at an adjusted conversion price of $.08 per share. DMRJ has subsequently converted additional portions of our indebtedness on similar terms. Under the promissory notes and related agreements, however, DMRJ may not convert any portion of the notes if the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by DMRJ at such time, would result in DMRJ beneficially owning in excess of 4.99% of the then issued and outstanding shares of common stock. DMRJ may waive such limitation by providing us with 61 days’ prior written notice.

On January 12, 2010, we amended each of our credit instruments with DMRJ. Pursuant to those amendments: (i) our line of credit under the September 2009 credit agreement was increased from $3,000,000 to $5,000,000; (ii) the maturity of all of our indebtedness to DMRJ under each of the notes described above was extended from December 10, 2009 to June 10, 2010; (iii) DMRJ waived all existing defaults under all of these promissory notes and all related credit agreements through the new maturity date of June 10, 2010; (iv) the interest rate payable on our obligations under each of the promissory notes was reduced to 15% per annum; (v) all arrangements pursuant to which we were to share with DMRJ any profits resulting from certain transactions were removed from the credit documents; (vi) we agreed to certain limitations on equity financings without DMRJ’s prior consent; and (vii) we agreed that we will not prepay more than $3,600,000 of the $5,600,000 of indebtedness owed to DMRJ under the March 2009 amended and restated promissory note without DMRJ’s prior consent.

On April 23, 2010, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments: (i) our line of credit under the September 2009 credit agreement was increased from $5,000,000 to $10,000,000; and (ii) the maturity of all of our indebtedness to DMRJ, including indebtedness under each of the promissory notes described in the preceding paragraphs, was extended from June 10, 2010 to September 30, 2010.

On September 30, 2010, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments, the maturity of all of the our indebtedness to DMRJ, including indebtedness in the preceding paragraphs, was extended from September 30, 2010 to March 31, 2011.

On March 30, 2011, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments, the maturity of all of our indebtedness to DMRJ was extended to April 7, 2011 and our line of credit under the September 2009 credit agreement was increased from $10,000,000 to $15,000,000.

On April 7, 2011, we further amended each of our credit instruments with DMRJ. Those amendments: (i) extended the maturity our all our indebtedness to DMRJ from April 7, 2011 to September 30, 2011; (ii) waived our compliance with certain financial covenants in the notes and all related credit agreements through maturity; (iii) removed the reset provisions from both the senior secured convertible promissory note and the amended and restated warrant; (iv) fixed the conversion and exercise price of the senior secured convertible promissory note and the amended and restated warrant at $0.08 per share; (v) established the order in which our prepayments of the notes would be applied; (vi) required that we authorize a new series of Series G Convertible Preferred Stock, with terms identical  to the Series F Preferred Stock except that the Series G Preferred Stock would not contain the reset antidilution provision; (vii) required that we issue DMRJ 0.1 share of Series G Preferred Stock in exchange for each share of Series F Preferred Stock held by it; and (viii) provided DMRJ with the right of first refusal on any new securities we may issue to any third party.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, for as long as the July 2009 note or the amended and restated senior secured convertible promissory note issued to DMRJ in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issue to DMRJ that number of additional shares of Series G Preferred Stock which is necessary to result in the number of shares of common stock into which all Series G Preferred Stock held by DMRJ may be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.

We considered the guidance in ASC 470-50-40-15, “Debt-Modifications and Extinguishments,” and have concluded that the April 2011 amendment to the DMRJ credit facility was a debt modification, not an extinguishment, and have not recognized a gain or loss on this transaction in our statements of operations.  Further, we did not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature as a result of this amendment.

On September 29, 2011, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments: (i) the maturity of our indebtedness to DMRJ was extended from September 30, 2011 to March 31, 2012; (ii) DMRJ waived our compliance with certain financial covenants in the notes and all related credit agreements through maturity; (iii) our line of credit under the September 2009 credit agreement was increased from $15,000,000 to $23,000,000; and (iv) we were required to repay sufficient amounts of our outstanding indebtedness under the notes and related credit agreements and other amounts owing to DMR such that as of December 31, 2011, the outstanding obligations to DMRJ shall not exceed $15,000,000.

On October 13, 2011, we further amended each of our credit instruments with DMRJ, to eliminate the obligation to repay any portion of our outstanding indebtedness to DMRJ by December 31, 2011.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011, our obligation to DMRJ under the senior secured convertible promissory note, as amended, the senior secured promissory note and under the credit facility approximated $3,520,000, $1,000,000 and $18,602,000, respectively. Further, as of September 30, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured promissory note and line of credit approximated $1,705,000 and is included in current liabilities in the condensed consolidated balance sheet.

As of October 31, 2011, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,520,000, $1,000,000 and $19,012,000, respectively.  Further, as of October 31, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,664,000 and is included in current liabilities.

14.	Note Conversion Option Liability

ASC 815-40-15 “Derivatives and Hedging”, requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 2008 financing transaction with DMRJ, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contained reset terms, providing that, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended September 30, 2011 and 2010, we recorded non-cash benefits of $0 and $1,076,000, respectively, in our condensed consolidated statements of operations to record the change in fair value of the note conversion option liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors.  The note conversion option liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Note Conversion Option Liability Fair Value Calculation
	June 30, 2010	September 30, 2010

Convertible debt amount	$3,920,000	$3,920,000
Potential number of convertible shares	49,000,000	49,000,000
Conversion price	$0.08	$0.08
Stock price on date of measurement	$0.30	$0.26
Expected volatility	157.1%	161.0%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	0.17%	0.19%
Expected term (years)	0.25	0.50
Fair value	$10,686,000	$9,610,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the note conversion option liability was measured at the end of each reporting period and the change in fair value was reported in our condensed consolidated statement of operations.  Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000. On April 7, 2011, we amended the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the senior secured convertible promissory note was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our statements of operations. As of that date, the note conversion feature was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the note conversion liability of $17,845,000 to stockholders’ deficit. As of September 30, 2011 and June 30, 2011, the note conversion liability was $0.

15.	Warrant Derivative Liability

ASC 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 2008 financing transaction with DMRJ, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contained reset terms, providing that, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended September 30, 2011 and 2010, we recorded non-cash benefits of $0 and $31,000, respectively, in our condensed consolidated statements of operations to record the change in fair value of the warrant derivative liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability Fair Value Calculation
	June 30, 2010	September 30, 2010

Shares eligible to be purchased	1,000,000	1,000,000
Exercise price	$0.08	$0.08
Stock price on date of measurement	$0.30	$0.26
Expected volatility	157.1%	161.0%
Expected dividend yield	0.0%	0.0%
Risk free interest rate	1.17%	0.74%
Expected life (years)	3.44	3.19
Fair value	$278,000	$247,000

We originally recorded the fair value of this warrant of approximately $160,000 as an increase to additional paid in capital.  Upon adoption of ASC 815-40-15 at July 1, 2009, we reclassified $160,000 from additional paid in capital to the warrant derivative liability. On April 7, 2011, we amended the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our statements of operations. As of that date, warrant was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the warrant derivative liability of $438,000 to stockholders’ deficit. As of September 30, 2011 and June 30, 2011, the warrant derivative liability was $0.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Series F Convertible Preferred Stock

In connection with the July 2009 amendment to the December 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000, we issued 1,646,663 shares of our Series F Convertible Preferred Stock to DMRJ.  The Series F Preferred Stock was originally convertible into that number of shares of common stock which equaled the original issue price of the Series F Preferred Stock ($0.08 per share) divided by the “Series F Conversion Price.” All of the 1,646,663 shares of Series F Preferred Stock held by DMRJ were convertible into 16,466,630 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis.  In addition, for as long as the promissory note issued in July 2009 or the amended and restated promissory note issued in March 2009 remain outstanding, we were prohibited from issuing additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issued to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ would be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto.

On April 7, 2011, in connection with the amendments to our credit instruments with DMRJ, we issued shares of a new series of Series G Convertible Preferred Stock to DMRJ in exchange for the Series F Preferred Stock (see Note 13).

17.	Series G Convertible Preferred Stock

On April 7, 2011, in connection with the amendment to the December 2008 note and warrant purchase agreement with DMRJ, we issued 164,667 shares of our Series G Convertible Preferred Stock to DMRJ in exchange for 1,646,663 shares of our Series F Preferred Stock (see Notes 13 and 16).

The Series G Preferred Stock is convertible into that number of shares of common stock which equals the original issue price of the Series G Preferred Stock ($0.08 per share) divided by the “Series G Conversion Price.” All of the 164,667 shares of Series G Preferred Stock held by DMRJ were convertible into 16,466,700 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis.  We have concluded that the April 7, 2011 amendment to the DMRJ credit facility was a debt modification, not an extinguishment, and have not recognized a gain or loss on this transaction in our statements of operations.  Further, we did not recognize a beneficial conversion feature on the Series G Preferred Stock or reassess an existing beneficial conversion feature as a result of this amendment.

18.	Stockholders’ Deficit

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using a binomial option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued a five-year warrant to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which was accreted to the note and interest expense was recorded over the life of the note. In March 2009, we issued DMRJ an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, in July 2009, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08.  We adopted ASC 815-40-15 on July 1, 2009 and reclassified $160,000 from additional paid in capital to the “Warrant Derivative Liability.” The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. On April 7, 2011, we amended our credit instruments with DMRJ. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share.  As of that date, the warrant was deemed to be indexed to our common stock and subsequent changes in fair value were no longer required to be recorded in our results of operations. For the three months ended September 30, 2011 and 2010, we recorded non-cash benefits of $0 and $31,000, respectively, in our condensed consolidated statements of operations (see Note 15).

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, we entered into two advisory and consulting services agreements, pursuant to which we agreed to issue up to an aggregate of 4,000,000 shares of our common stock.  In August 2011, we issued 333,334 shares of common stock, having a value of approximately $197,000, under these agreements. We have agreed to issue the balance of the 4,000,000 shares in monthly installments of 166,667 shares to each of the two advisors, beginning in August 2011 and ending upon the earlier of the ninth such installment or the termination of each advisor’s respective agreement.

As of September 30, 2011, there were warrants outstanding to purchase 3,024,791 shares of our common stock at exercise prices ranging from $0.08 to $12.45 expiring at various dates between December 30, 2011 and June 27, 2015.

We issued 80,000 and 12,420 shares of common stock during the three months ended September 30, 2011 and 2010, respectively, as a result of the exercise of options by employees.

19.	Income Taxes

We adopted the accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The accounting standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We are required to file federal and state income tax returns in the United States.  The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. In consultation with our tax advisors, we base our tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which the we file tax returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by us (“uncertain tax positions”) and, therefore, may require us to pay additional taxes. As required under applicable accounting rules, we accrue an amount for our estimate of additional income tax liability, including interest and penalties, which we could incur as a result of the ultimate or effective resolution of the uncertain tax positions. We  review and update the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events. Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods.

We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

We account for uncertain income tax positions by accruing for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our condensed consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, we reassess these probabilities and records any changes in the consolidated financial statements as appropriate.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  At the adoption date and as of September 30, 2011, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

For the three months ended September 30, 2011 and 2010, we provided for no taxes in our condensed consolidated statement of operations as we have significant net loss carryforwards.

20.	Commitments and Contingencies

We lease manufacturing, research and office space in Wilmington, MA, the lease of which expires on January 31, 2015.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, CA, which lease was renewed and expires on January 31, 2012.  Total rent expense, including assessments for maintenance and real estate taxes for the three months ended September 30, 2011 and 2010, for both continuing and discontinued operations was $83,000 and $70,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of September 30, 2011 and June 30, 2011, the balance due is approximately $27,000 and is included in current liabilities in the condensed consolidated balance sheets.

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

22.	Legal Proceedings

In January 2011, Fulong Integrated Technique, Ltd. (“Fulong”) filed a complaint against us in the Middlesex Superior Court of the Commonwealth of Massachusetts, alleging non-payment of amounts owed for services provided to us in connection with the sale of handheld explosives detection equipment to a customer in China in the first quarter of fiscal 2009. Fulong seeks general monetary damages, other statutory damages, attorneys’ fees and costs. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims. We have filed counterclaims against Fulong, and are contesting the matter vigorously. If, however, Fulong is ultimately successful, it could have a material adverse effect on our business and financial condition.

We are not currently a party to any other legal proceedings, other than routine litigation incidental to our business that which we believe will not have a material effect on our business, assets or results of operations.  From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities.  Each of these matters may be subject to various uncertainties.

23.	Subsequent Events

On October 13, 2011, we amended our credit instruments with DMRJ (see Note 13).

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking” within the meaning of the federal securities laws. These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report. Important factors that could cause actual results to differ from our predictions include those discussed under this “Management’s Discussion and Analysis” and under “Risk Factors,” as well as those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  We urge readers to review carefully the risk factors described in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and in the other documents that we file with the Securities and Exchange Commission.  You can read these documents at www.sec.gov.

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

We have developed proprietary technologies used in explosives trace detection (ETD) applications and market and sell handheld and benchtop ETD systems that use our proprietary technologies.  Our products are marketed and sold to a growing number of locations domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, other objects and people for the detection of trace amounts of explosives. Please see our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for a complete description of our business.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2011.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses our judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2011 vs. September 30, 2010

Revenues

Security product revenues for the three months ended September 30, 2011 were $1,036,000 as compared with $1,004,000 for the comparable prior year period, an increase of $32,000, or 3.2%.  The increase in security revenue is primarily a result of higher average unit sell prices on sales our explosives detection products and increased sales of accessories, partially offset by a 9% decrease in the number of units sold during the three months ended September 30, 2011 as compared to the comparable prior year period.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2011 were $637,000 as compared with $636,000 for the comparable prior year period, an increase of $1,000 or 0.2%.  The increase in cost of revenues is primarily due to the costs incurred to remediate certain defective component parts, partially offset by decreased unit sales of security product in the three months ended September 30, 2011, the reduction in the costs we pay to manufacture our security products and a decrease in our warranty costs.

Gross Margin

Gross margin for the three months ended September 30, 2011 was $399,000 or 38.5% of security revenues as compared with gross margin of $368,000 or 36.7% of security revenues for the comparable prior year period.  The increase in gross margin is a result of reductions in the costs we pay to manufacture our security products due to cost efficiencies realized in the production process, including efficiencies realized by our outsourced contract manufacturer and a decrease in our warranty costs, partially offset by costs incurred to remediate certain defective component parts.

Research and Development Expense

Research and development expense for the three months ended September 30, 2011 was $819,000 as compared with $470,000 for the comparable prior year period, an increase of $349,000 or 74.3%. The increase in research and development expense is due primarily to increased payroll and related fringe benefit costs, increased contracted engineering and direct material costs incurred in the development of the QS-B220 benchtop explosives and narcotics detector. We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B220 benchtop explosives and narcotics detector and the QS-Hx portable explosives detector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $1,813,000 as compared with $1,148,000 for the comparable prior year period, an increase of $665,000, or 57.9%.  The increase in selling, general and administrative expenses is due primarily to increased consulting expense, due to the issuance of our common stock to certain consultants and the retention of consultants to assist with our efforts to advance our interests with the U.S. government, increased payroll, related fringe benefits costs and travel expense resulting from the addition of sales, marketing and administrative personnel, increased stock-based expense on warrants, increased insurance expense, partially offset by decreased vendor late payment fees.

Other Income and Expense, Net

For the three months ended September 30, 2011, other expense, net was $839,000 as compared with other income, net of $603,000, for the comparable prior year period, a decrease of $1,442,000. The decrease was primarily due to decreases in the fair value of the note conversion option liability of $1,076,000 and warrant derivative liability of $31,000, in the three months ended September 30, 2010, both of which are related to our financing with DMRJ Group LLC. On April 7, 2011, we entered into an amendment to our credit facility with DMRJ. As amended, the conversion price of the senior secured convertible promissory note and warrant to purchase shares of our common stock were both fixed at $0.08 per share. As of that date, the note conversion feature and warrant were no longer subject to adjustment and were no longer required to be recorded as a separate liability under ASC 815-40. Interest expense increased to $840,000, compared to $516,000, for the comparable prior period, an increase of $324,000, due to higher borrowings under our credit facility with DMRJ. Interest income decreased $11,000 to $1,000, in the three months ended September 30, 2011 from $12,000, for the comparable prior year period, due to decreased interest income associated with the note receivable issued to us as part of the Core asset sale. In December 2010, we entered into a payoff agreement with Core Systems Incorporated, pursuant to which we agreed to reduce the amount due under the note by $201,000, from $688,000 to $487,000 in exchange for accelerated payment of the note.

Net Loss

Our net loss for the three months ended September 30, 2011 was $3,072,000 as compared with a net loss of $647,000 for the comparable prior year period, an increase of $2,425,000, or 374.8%.  The increase in the net loss is primarily due to the fair value adjustments recorded in the three months ended September 30, 2010 on the note conversion option liability and warrant derivative liability, both of which are related to our financing with DMRJ, a $1,014,000 increase in operating expenses and increased interest expense due to higher borrowings under our credit facility with DMRJ.

Liquidity and Capital Resources

As of September 30, 2011 and June 30, 2011, we had cash and cash equivalents of $425,000 and $264,000, respectively. On March 31, 2012, we must repay in full our obligations to DMRJ under the amended and restated senior secured promissory note issued to DMRJ in March 2009, under a second secured promissory note issued in July 2009 and under a revolving credit facility established in September 2009.  As of September 30, 2011, our obligations under the two promissory notes and under the revolving credit facility were $3,520,000, $1,000,000 and $18,602,000, respectively. Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report. Further, as of September 30, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note and the senior secured promissory note approximated $1,705,000. As of October 31, 2011, our obligation to DMRJ under the two senior notes and under the revolving credit facility were $3,520,000, $1,000,000 and $19,012,000, respectively, reflecting increased borrowing under the revolving credit facility to fund working capital. Further, as of October 31, 2011, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $1,664,000.

During the three months ended September 30, 2011, we had net cash outflows of $2,598,000 from operating activities as compared to net cash outflows from operating activities of $627,000 for the comparable prior year period.  The $1,971,000 increase in net cash used in operating activities during the three months ended September 30, 2011, as compared to the comparable prior year period, was primarily a result of (i) the increased net loss of $3,072,000, compared to the net loss of $647,000, in the prior period due to increased operating expenses; (ii) an increase in accounts payable of $325,000, compared to a decrease in accounts payable of $157,000 in the prior period due to increased operating expense; (iii) an increase of $9,000 in deferred revenue, compared to a $924,000 increase in deferred revenue in the prior period due primarily to the receipt in July 2010 of the $893,000 advance deposit under our contract with the India Ministry of Defence; (iv) a $13,000 increase in prepaid expenses, compared to a $368,000 increase in prepaid expenses in the prior period, due to the receipt of inventory which had been prepaid in the comparable prior period; (v) a $267,000 decrease in accrued expenses compared to a $7,000 decrease in accrued expenses in the prior period, due to the payment of property taxes and reduced warranty costs; (vi) a $83,000 increase in accounts receivable, compared to a $55,000 increase in accounts receivable in the prior period, due to higher revenues and shipment timing; and (vii), a $415,000 increase in inventories, compared to a $210,000 increase in the prior period, due to the receipt of inventory purchased to fulfill our contract  with the India Ministry of Defence.

During the three months ended September 30, 2011, we had net cash outflows of $58,000 from investing activities as compared to net cash inflows of $68,000 from investing activities for the comparable prior year period.  The $126,000 decrease in net cash provided by investing activities during the three months ended September 30, 2011, as compared to the comparable prior year period, was primarily due to a $58,000 increase in cash used to  purchase property and equipment, a $47,000 decrease in payments received on the Core note receivable due to the payoff agreement entered into with Core Systems Incorporated and a $21,000 decrease in cash transferred from restricted funds.

During the three months ended September 30, 2011 we had net cash inflows of $2,817,000 from financing activities as compared to net cash inflows of $559,000 from financing activities for the comparable prior year period.  The $2,258,000 increase in net cash from financing activities during the three months ended September 30, 2011, as compared to the comparable prior year period, was primarily a result of increased borrowings under our  credit facility with DMRJ. During the three months ended September 30, 2010, we received proceeds of $2,000 due to the exercise of employee stock options.

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, an accredited institutional investor, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of our facility with DMRJ.  As of the most recent amendments and modifications, entered into on October 13, 2011, we have a $23,000,000 line of credit with DMRJ and the maturity of all our indebtedness to DMRJ has been extended until March 31, 2012. See Note 13 of Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ, which mature on March 31, 2012.

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require us to seek additional capital through private financing sources.  In addition, we will require substantial funds for further research and development, regulatory approvals, and the marketing of our explosives detection products.  Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the hiring of additional personnel, and acquiring capital equipment.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.

Any failure to comply with our debt covenants, to achieve our projections and/or obtain sufficient capital on acceptable terms would have a material adverse impact on our liquidity, financial condition and operations and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 3.0% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had three irrevocable standby letters of credit outstanding in the approximate amount of $1,488,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  During fiscal 2011, we amended two of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between February 6, 2012 and October 5, 2012.

As of September 30, 2011, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011. Early adoption is permitted. We do not currently believe that the adoption of this update will have a material effect on our consolidated financial position and results of operations.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of September 30, 2011 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

Except as disclosed under Item 3 of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2011, we are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our business, assets or results of operations.

Item 1A.	Risk Factors

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2011.

We will be required to repay our borrowings from DMRJ Group LLC on March 31, 2012.

We will be required to repay all of our borrowings from DMRJ on March 31, 2012.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of September 30, 2011, the outstanding balances due to DMRJ under a senior secured convertible promissory note, a second secured promissory note and a revolving credit facility was $3,520,000, $1,000,000 and $18,602,000, respectively.  As of October 31, 2011, the outstanding balances due to DMRJ under these instruments were $3,520,000, $1,000,000 and $19,012,000, respectively.  If we are unable to repay these amounts as required, refinance our obligations to DMRJ, or negotiate extensions of these obligations, DMRJ may seize our assets and we may be forced to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on the business.

Management continually evaluates plans to reduce our operating expenses, increase sales and increase our cash flow from operations.  Despite our current sales, expense and cash flow projections, we will require additional capital in the third quarter of fiscal 2012 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2011, DMRJ converted $80,000 of the principal amount owed by us under a promissory note into 1,000,000 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

In August 2011, we issued 333,334 shares of common stock, having a value of approximately $197,000, to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issuance of these shares was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1 (1)	Omnibus Sixth Amendment to Credit Agreement and Eighth Amendment to Note and Warrant Purchase Agreement, dated as of September 29, 2011 between Implant Sciences Corporation and DMRJ Group LLC.

10.2 (1)	Amended and Restated Promissory Note, dated as of September 29, 2011, issued by Implant Sciences Corporation.

10.3 (2)	Omnibus Seventh Amendment to Credit Agreement and Ninth Amendment to Note and Warrant Purchase Agreement, dated as of October 13, 2011, between Implant Sciences Corporation and DMRJ Group LLC.

31.1 *	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________

(1)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 29, 2011 and filed September 30, 2011.

(2)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated October 13, 2011 and filed October 19, 2011.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation

Dated: November 14, 2011                                                                                     By:  /s/ Glenn D. Bolduc
Glenn D. Bolduc
President, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2011                                                                                     By:  /s/ Roger P. Deschenes
Roger P. Deschenes
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)