Form 10-Q
period 2012-03-31
IMPLANT SCIENCES CORP
filed 2012-05-15
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-14949

Implant Sciences Corporation

(Exact name of registrant as specified in our charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (I.R.S. Employer Identification No.)
600 Research Drive, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)

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

As of April 30, 2012, there were 35,847,996 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

Implant Sciences Corporation
Condensed Consolidated Balance Sheets

March 31, 2012	June 30, 2011
(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$ 2,000	$ 264,000
Restricted cash and investments	1,626,000	1,275,000
Accounts receivable-trade, net of allowance of $20,000 and $21,000, respectively	163,000	1,066,000
Inventories	2,521,000	1,867,000
Prepaid expenses and other current assets	1,137,000	1,141,000
Total current assets	5,449,000	5,613,000
Property and equipment, net	215,000	129,000
Restricted cash and investments	-	312,000
Other non-current assets	106,000	106,000
Total assets	$ 5,770,000	$ 6,160,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible note	$ 3,440,000	$ 3,600,000
Senior secured note	1,000,000	1,000,000
Line of credit	23,079,000	15,785,000
Current maturities of obligations under capital lease	24,000	20,000
Payable to Med-Tec	33,000	42,000
Accounts payable	2,717,000	2,389,000
Accrued expenses	3,504,000	3,249,000
Deferred revenue	979,000	908,000
Total current liabilities	34,776,000	26,993,000
Long-term liabilities:
Obligations under capital lease, net of current maturities	34,000	58,000
Total long-term liabilities	34,000	58,000
Total liabilities	34,810,000	27,051,000

Commitments and contingencies (Note 20)

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 35,525,209 and 35,514,664 shares at March 31, 2012 and 30,991,873 and 30,981,328 shares at June 30, 2011 issued and outstanding, respectively	3,553,000	3,099,000
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, 164,667 shares outstanding at March 31, 2012 and June 30, 2011, respectively (liquidation value $1,317,000)	274,000	274,000
Additional paid-in capital	82,729,000	80,695,000
Accumulated deficit	(115,138,000)	(104,886,000)
Deferred compensation	(385,000)	-
Treasury stock, 10,545 common shares, respectively, at cost	(73,000)	(73,000)
Total stockholders' deficit	(29,040,000)	(20,891,000)
Total liabilities and stockholders' deficit	$ 5,770,000	$ 6,160,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

For the Three Months Ended March 31,		For the Nine Months Ended March 31,
2012	2011	2012	2011

Revenues	$ 686,000	$ 734,000	$ 2,854,000	$ 4,885,000
Cost of revenues	504,000	534,000	1,908,000	2,895,000
Gross margin	182,000	200,000	946,000	1,990,000
Operating expenses:
Research and development	799,000	829,000	2,365,000	1,949,000
Selling, general and administrative	2,258,000	1,078,000	6,053,000	3,530,000
Total operating expenses	3,057,000	1,907,000	8,418,000	5,479,000
Loss from operations	(2,875,000)	(1,707,000)	(7,472,000)	(3,489,000)
Other income (expense), net:
Interest income	1,000	1,000	3,000	15,000
Interest expense	(1,016,000)	(637,000)	(2,783,000)	(1,739,000)
Change in fair value of warrant derivative liability	-	35,000	-	(121,000)
Change in fair value of note conversion option liability		1,667,000	-	(5,345,000)
Total other income (expense), net	(1,015,000)	1,066,000	(2,780,000)	(7,190,000)
Net loss	$ (3,890,000)	$ (641,000)	$ (10,252,000)	$ (10,679,000)

Net loss per share, basic and diluted	$ (0.11)	$ (0.02)	$ (0.31)	$ (0.40)

Weighted average shares used in computing net loss per common share, basic and diluted	34,474,665	26,565,757	33,162,071	26,999,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

For The Nine Months Ended March 31,
2012	2011

Cash flows from operating activities:
Net loss	$ (10,252,000)	$ (10,679,000)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	54,000	72,000
Bad debt (recoveries) expense	(1,000)	(8,000)
Stock-based compensation expense	200,000	128,000
Note payment discount	-	201,000
Loss on disposal of equipment	-	2,000
Fair value of warrants issued to non-employees	325,000	(4,000)
Common stock issued to consultants	1,386,000	9,000
Change in fair value of warrant derivative liability	-	121,000
Change in fair value of note conversion option liability	-	5,345,000
Changes in assets and liabilities:
Accounts receivable	904,000	(316,000)
Inventories	(654,000)	(223,000)
Prepaid expenses and other current assets	4,000	(1,052,000)
Cash overdraft	-	(11,000)
Accounts payable	40,000	(337,000)
Accrued expenses	565,000	305,000
Deferred revenue	71,000	760,000
Net cash used in operating activities	(7,358,000)	(5,687,000)

Cash flows from investing activities:
Purchases of property and equipment	(139,000)	(43,000)
Transfer to restricted funds, net	(39,000)	21,000
Payments received on note receivable	-	583,000
Net cash (used in) provided by investing activities	(178,000)	561,000

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options	-	5,000
Principal repayments of capital lease obligations	(20,000)	(18,000)
Net borrowings on line of credit	7,294,000	5,149,000
Net cash provided by financing activities	7,274,000	5,136,000
Net change in cash and cash equivalents	(262,000)	264,000
Cash and cash equivalents at beginning of period	264,000	-
Cash and cash equivalents at end of period	$ 2,000	$ 264,000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 2,100,000	$ 1,220,000

Non-cash Investing and Financing Activity:
Conversions of senior secured convertible promissory note to common shares	$ 160,000	$ 240,000
Conversion of convertible promissory note - related party	-	100,000
Equipment purchased under capital lease	-	11,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Description of Business

Implant Sciences Corporation develops, manufactures and sells sophisticated sensors and systems for the security, safety and defense industries.  We have developed proprietary technologies used in explosives and narcotics trace detection (“ETD”) applications and market and sell handheld and benchtop ETD systems that use our proprietary technologies. Our products are marketed and sold to a growing number of locations domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, other objects and people for the detection of trace amounts of explosives.

We are a party to several loan and credit agreements with DMRJ Group LLC (“DMRJ”), an accredited institutional investor (see Note 13).  As of March 31, 2012, our obligation to DMRJ under an amended and restated senior secured convertible promissory note,  a senior secured promissory note and a revolving line of credit approximated $3,440,000, $1,000,000 and $23,079,000, respectively.  Further, as of March 31, 2012, our obligation to DMRJ for accrued interest under the senior secured convertible promissory note, the senior secured promissory note and the line of credit approximated $2,053,000 and is included in current liabilities in the condensed consolidated financial statements.

As of April 30, 2012, our obligations to DMRJ under the senior secured convertible promissory note, the senior secured promissory note and the credit facility approximated $3,440,000, $1,000,000 and $23,907,000, respectively.  Further, as of April 30, 2012, our obligation to DMRJ for accrued interest under the senior secured convertible promissory note, the senior secured promissory note and the line of credit approximated $2,205,000 and is included in current liabilities.

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require us to seek additional capital through private financing sources.  In addition, we will require substantial funds for further research and development, regulatory approvals, and the marketing of our explosives and narcotics detection products.  Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the hiring of additional personnel, and acquiring capital equipment.

We have suffered recurring losses from operations.  Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.

Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2012 and cash flows for the nine months ended March 31, 2012, may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as of and for the year ended June 30, 2011.

The balance sheet at June 30, 2011 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes to financial statements required by U.S. GAAP for complete financial statements.

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

Our financial instruments at March 31, 2012 include cash equivalents, certificates of deposit, accounts receivable, a note receivable, accounts payable, a senior secured promissory note and a senior secured convertible promissory note. The carrying amounts of cash and cash equivalents, certificates of deposit, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, as included in Note 13, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value measurements of assets and liabilities as of March 31, 2012:

Fair Value Measurements as of March 31, 2012
Description	Carrying Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Certificates of deposit	$ 1,562,000	$ 1,562,000	$ -	$ -
Senior secured convertible promissory note	3,440,000	-	-	3,440,000
Senior secured promissory note	1,000,000	-	-	1,000,000

The following table provides the fair value measurements of assets and liabilities as of June 30, 2011:

Fair Value Measurements as of June 30, 2011
Description	Carrying Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Certificates of deposit	$ 1,562,000	$ 1,562,000	$ -	$ -
Senior secured convertible promissory note	3,600,000	-	-	3,600,000
Senior secured promissory note	1,000,000	-	-	1,000,000

The following table summarizes the changes in fair value of our Level 3 financial liabilities that were measured at fair value for the three and nine months ended March 31, 2011:

Three Months Ended March 31, 2011		Nine Months Ended March 31, 2011
Note Conversion Option Liability	Warrant Derivative Liability	Note Conversion Option Liability	Warrant Derivative Liability

Balance at beginning of fiscal period	$ 17,698,000	$ 434,000	$ 10,686,000	$ 278,000
Net change in fair value of financial instrument	(1,667,000)	(35,000)	5,345,000	121,000
Balance at end of fiscal period	$ 16,031,000	$ 399,000	$ 16,031,000	$ 399,000

Note Conversion Option Liability			Warrant Derivative Liability
Three Months Ended			Nine Months Ended
September 30, 2011	December 31, 2011	March 31, 2011	September 30, 2010	December 31, 2010	March 31, 2010

Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility	161.00%	165.10%	161.00%	161.00%	165.10%	161.00%
Risk-free interest rate	0.19%	0.14%	0.16%	0.74%	0.99%	1.17%
Expected life (years)	0.50	0.25	0.50	3.19	2.94	2.69

In April 2011, we amended our credit facility with DMRJ. As amended, the conversion price of the senior secured convertible promissory note and warrant to purchase shares of our common stock were both fixed at $0.08 per share. As of that date, the note conversion feature and warrant were no longer subject to adjustment and were no longer required to be recorded as a separate liability under ASC 815-40-15 “Derivatives and Hedging”. For the three and nine months ended March 31, 2012, changes in fair value were no longer required to be recorded in our condensed consolidated statements of operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

Restricted Cash and Investments – Current and Long-Term

As of March 31, 2012 and June 30, 2011, we had restricted cash and investments, with maturities of less than one year, of $1,626,000 and $1,275,000, respectively, and restricted investments, with maturities of more than one year, of $0 and $312,000, respectively.  Restricted cash and investments consisted of the following:

March 31, 2012	June 30, 2011

Current assets
Certificates of deposit	$ 1,562,000	$ 1,250,000
Blocked account deposit	64,000	25,000
	$ 1,626,000	$ 1,275,000

Long-term assets
Certificates of deposit	$ -	$ 312,000
	$ -	$ 312,000

In September 2010, we entered into a supplementary agreement with AVITEC, effective as of February 2010, to extend the warranty period for the security products through August 2011.  To guarantee our performance under the supplementary warranty bond, and in view of the fact that we were not able to negotiate an extension to the existing letter of credit, AVITEC claimed compensation and drew against the letter of credit in July 2010, resulting in the transfer of $418,000 of funds held in the money market account to AVITEC. AVITEC agreed to transfer $418,000 to us, less nominal bank fees, upon expiration of the warranty bond in August 2011. The remaining funds held in the money market account, $21,000, were transferred to our operating account in July 2010.  As of June 30, 2011, the funds retained by AVITEC were included in our accounts receivable. In February, 2012 AVITEC transferred the funds which had been retained to guarantee the supplementary warranty bond.

Pursuant to an additional credit agreement with DMRJ, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the revolving line of credit. Until the line of credit and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of March 31, 2012 and June 30, 2011, the balance in the blocked collections account was $64,000 and $25,000, respectively.

The restricted investments of $1,562,000 held in certificates of deposit collateralize our performance under three irrevocable letters of credit issued in April 2010, aggregating to $1,488,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $74,000.  These letters of credit: (1) provide performance security equal to 5% of the contract amount; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract. In May 2012, we amended the letters of credit, extending the expiration dates. As amended, the letters of credit expire between February 4, 2013 and December 15, 2014.

5.

Stock-Based Compensation

Our condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 include $83,000 and $26,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards.  For the nine months ended March 31, 2012 and 2011 our condensed consolidated statements of operations includes $200,000 and $128,000, respectively, of compensation costs with no income tax benefit, related to our stock-based compensation arrangements for employee and non-employee director awards. As of March 31, 2012, the total amount of unrecognized stock-based compensation expense was approximately $436,000, which will be recognized over a weighted average period of approximately 2.2 years.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, there were options outstanding to purchase 4,775,500 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

6.

Related Party Transactions

We have entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former chairman of Ion Metrics, Inc., a company we acquired in 2008.  The lease, assumed as part of the Ion Metrics, Inc. acquisition in April 2008, expires on December 31, 2013, under the terms of which we are leasing certain property and equipment, with annual lease payments of approximately $31,000 per year, payable on December 31st.

Robert Liscouski, a member of our Board of Directors, serves as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the three and nine months ended March 31, 2012, this advisory firm was paid $25,000 and $81,000, respectively.  During the three and nine months ended March 31, 2011, this advisory firm was paid $44,000 and $131,000, respectively.  We also issued 500,000 shares of common stock to this advisory firm in fiscal 2010 and a warrant to purchase 700,000 shares of our common stock in May 2011.  As of March 31, 2012, our obligation to the advisory firm was $65,000. In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the three and nine months ended March 31, 2012, Mr. Liscouski was paid $45,000 and $135,000, respectively.  As of March 31, 2012, our obligation to Mr. Liscouski was $15,000.

7.

Note Payable – Related Party

In June 2009, Michael Turmelle , a member of our Board of Directors, loaned $100,000 to us.  The loan bore interest at 10% and was unsecured.  In November 2009, we issued a convertible promissory note to Mr. Turmelle in consideration of that loan. The principal amount of the loan was convertible in whole or in part at the option of Mr. Turmelle into shares of our common stock at a conversion price of $0.08 per share. In July 2010, Mr. Turmelle converted the entire principal amount of the loan into 1,250,000 shares of our common stock.

As of March 31, 2012 and June 30, 2011, our obligation to Mr. Turmelle for accrued interest approximated $11,000.

8.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

March 31, 2012	June 30, 2011

Inventory	$ 759,000	$ 793,000
Insurance	85,000	101,000
Bank fees	26,000	63,000
Property and equipment	-	23,000
Other prepaid expenses	267,000	161,000
	$ 1,137,000	$ 1,141,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves, consist of the following:

March 31, 2012	June 30, 2011

Raw materials	$ 1,241,000	$ 705,000
Work in progress	258,000	122,000
Finished goods	1,022,000	1,040,000
Total inventories	$ 2,521,000	$ 1,867,000

As of March 31, 2012 and June 30, 2011, our reserves for excess and slow-moving inventories were $21,000 and $56,000, respectively.

10.

Property and Equipment, net

Property and equipment consist of the following:

March 31, 2012	June 30, 2011

Machinery and equipment	$ 484,000	$ 386,000
Computers and software	409,000	389,000
Furniture and fixtures	10,000	9,000
Leasehold improvements	94,000	77,000
Equipment under capital lease	62,000	62,000
	1,059,000	923,000
Less: accumulated depreciation and amortization	844,000	794,000
	$ 215,000	$ 129,000

For the three months ended March 31, 2012 and 2011, depreciation expense was approximately $14,000 and $23,000, respectively.  For the nine months ended March 31, 2012 and 2011, depreciation expense was approximately $54,000 and $72,000, respectively.

11.

Accrued Expenses

Accrued expenses consist of the following:

March 31, 2012	June 30, 2011

Accrued compensation and benefits	$ 831,000	$ 855,000
Accrued taxes	2,000	376,000
Accrued legal and accounting	59,000	181,000
Accrued interest	2,066,000	1,393,000
Accrued warranty costs	116,000	226,000
Other accrued liabilities	430,000	218,000
	$ 3,504,000	$ 3,249,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued taxes as of June 30, 2011,  includes our accrual of $270,000 for sales and use tax, penalties and interest incurred as a result of an audit by California’s Board of Equalization on the sale of substantially all of the assets of Accurel Systems International Corporation in May 2007.  We appealed the Board of Equalization’s determination and in July 2011, the Board’s Appeals Division reduced the assessment of sales and use tax and interest to approximately $270,000, which has been reclassified to accounts payable as of March 31, 2012.

In March 2012, we negotiated payment terms with the California Board of Equalization,  providing for thirty-six equal monthly payments of $8,100 to retire the sales and use tax and interest obligation owed to the State of California.

12.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of March 31, 2012 and 2011, potentially dilutive shares were excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

Three Months Ended		Nine Months Ended
March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Basic loss per share:
Numerator:
Net loss	$ (3,890,000)	$ (641,000)	$ (10,252,000)	$ (10,679,000)
Denominator:
Weighted average shares	34,474,665	26,565,757	33,162,071	26,999,125
Basic loss per share	$ (0.11)	$ (0.02)	$ (0.31)	$ (0.40)

Diluted income (loss) per share:
Numerator:
Net loss	$ (3,890,000)	$ (641,000)	$ (10,252,000)	$ (10,679,000)
Add: Interest expense on convertible debt	-	-	-	-
	$ (3,890,000)	$ (641,000)	$ (10,252,000)	$ (10,679,000)
Denominator:
Weighted average shares	34,474,665	26,565,757	33,162,071	26,999,125
Effect of dilutive securities:
Stock options	-	-	-	-
Warrants	-	-	-	-
Convertible debt	-	-	-	-
Convertible preferred stock	-	-	-	-
	-	-	-	-
Weighted average shares and equivalents	34,474,665	26,565,757	33,162,071	26,999,125
Diluted income (loss) per share	$ (0.11)	$ (0.02)	$ (0.31)	$ (0.40)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents excluded from the earnings per share calculation for the three and nine months ended March 31, 2012 and 2011, were as follows:

Three Months Ended		Nine Months Ended
March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Common stock equivalents excluded:
Stock options	2,483,636	2,361,828	2,524,096	2,075,378
Warrants	1,052,795	1,070,929	1,059,681	1,019,322
Convertible debt	43,000,000	46,000,000	43,000,000	48,091,441
Convertible preferred stock	16,466,700	16,466,630	16,466,700	16,466,630
	63,003,131	65,899,387	63,050,477	67,652,771

13.

Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of March 31, 2012 and June 30, 2011 was approximately $33,000 and $42,000, respectively.

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

The note and warrant contained reset terms providing that, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price or warrant exercise price then in effect, the conversion price and exercise price would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued.   At the adoption of ASC 815-40-15, the note conversion option liability and warrant derivative liability were required to be initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period.  We adopted ASC 815-40-15, “Derivatives and Hedging”, on July 1, 2009 and recorded a fair value note conversion option liability of $1,183,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We valued the note upon issuance at its residual value of $4,341,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the fair value of the note conversion option liability and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of the fair value $153,000 allocated to the warrant, $638,000 allocated to the note conversion liability fair value and $468,000 representing the estimated fair value of the CorNova common stock transferred to DMRJ .  The note discount was calculated based upon the residual method. The discount on the note was amortized to interest expense over the initial term of the note.  The fair value of the warrant and note conversion liabilities were determined using a binomial option pricing model, which includes variables such as expected volatility of our share price, interest rates, and dividend yields.  These variables are based on our historical data, experience, and other factors (see Notes 14 and 15).

For the three months ended March 31, 2012 and 2011, we recorded non-cash benefits of $0 and $1,667,000, respectively, in our condensed consolidated statement of operations to record the change in fair value of the note conversion option liability. For the nine months ended March 31, 2012 and 2011, we recorded non-cash charges of $0 and $5,345,000, respectively, in our condensed consolidated statements of operations to record the change in fair value of the note conversion option liability. Fair value is estimated using a binomial option pricing model. See Notes 15 and 15 for the assumptions used in calculating the fair values.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2011, we further amended each of our credit instruments with DMRJ, to eliminate the obligation repay any portion of our outstanding indebtedness to DMRJ by December 31, 2011 .

On February 21, 2012, we amended each of our credit instruments with DMRJ, pursuant to which the maturity of all of our indebtedness to DMRJ was extended to September 30, 2012.

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

As of March 31, 2012, our obligation to DMRJ under the amended senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,440,000, $1,000,000 and $23,079,000, respectively. Further, as of March 31, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured promissory note and the line of credit approximated $2,053,000 and is included in current liabilities in the condensed consolidated balance sheet.

As of April 30, 2012, our obligations to DMRJ under the amended senior secured convertible promissory note, the senior secured promissory note and the credit facility approximated $3,440,000, $1,000,000 and $23,907,000, respectively.  Further, as of April 30, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured promissory note and the line of credit approximated $2,205,000 and is included in current liabilities.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.

Note Conversion Option Liability

ASC 815-40-15 “Derivatives and Hedging” requires issuers to record as liabilities financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 2008 financing transaction with DMRJ, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contained reset terms, providing that, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended March 31, 2012 and 2011, we recorded non-cash benefits of $0 and $1,667,000, respectively, in our condensed consolidated statements of operations to record the change in fair value of the note conversion option liability. For the nine months ended March 31, 2012 and 2011, we recorded non-cash charges of $0 and $5,345,000, respectively, in our condensed consolidated statements of operations to record the change in fair value of the note conversion option liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors.  The note conversion option liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

Note Conversion Option Liability - Fair Value Calculation
June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011

Convertible debt amount	$ 3,920,000	$ 3,920,000	$ 3,760,000	$ 3,680,000
Potential number of convertible shares	49,000,000	49,000,000	47,000,000	46,000,000
Conversion price	$ 0.08	$ 0.08	$ 0.08	$ 0.08
Stock price on date of measurement	$ 0.30	$ 0.26	$ 0.46	$ 0.42
Expected volatility	157.10%	161.00%	165.10%	161.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.17%	0.19%	0.14%	0.16%
Expected term (years)	0.25	0.50	0.25	0.50
Fair value	$ 10,686,000	$ 9,610,000	$ 17,698,000	$ 16,031,000

The fair value of the note conversion option liability was measured at the end of each reporting period and the change in fair value was reported in our condensed consolidated statement of operations.  Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000. On April 7, 2011, we amended the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the senior secured convertible promissory note was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our statements of operations. As of that date, the note conversion feature was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the note conversion liability of $17,845,000 to stockholders’ deficit. As of March 31, 2012 and June 30, 2011, the note conversion liability was $0.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.

Warrant Derivative Liability

ASC 815-40-15 “Derivatives and Hedging” requires freestanding contracts that are settled in our own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 2008 financing transaction with DMRJ, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contained reset terms, providing that, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended March 31, 2012 and 2011, we recorded non-cash benefits of $0 and $35,000, respectively, in our condensed consolidated statements of operations to record the change in fair value of the warrant derivative liability. For the nine months ended March 31, 2012 and 2011, we recorded non-cash charges of $0 and $121,000, respectively, in our condensed consolidated statements of operations to record the change in fair value of the warrant derivative liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

Warrant Derivative Liability - Fair Value Calculation
June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011

Shares eligible to be purchased	1,000,000	1,000,000	1,000,000	1,000,000
Exercise price	$ 0.08	$ 0.08	$ 0.08	$ 0.08
Stock price on date of measurement	$ 0.30	$ 0.26	$ 0.46	$ 0.42
Expected volatility	157.10%	161.00%	165.10%	161.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.17%	0.74%	0.99%	1.17%
Expected life (years)	3.44	3.19	2.94	2.69
Fair value	$ 278,000	$ 247,000	$ 434,000	$ 399,000

We originally recorded the fair value of this warrant of approximately $160,000 as an increase to additional paid in capital.  Upon adoption of ASC 815-40-15 at July 1, 2009, we reclassified $160,000 from additional paid in capital to the warrant derivative liability. On April 7, 2011, we amended the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our statements of operations. As of that date, warrant was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the warrant derivative liability of $438,000 to stockholders’ deficit. As of March 31, 2012 and June 30, 2011, the warrant derivative liability was $0.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.

Stockholders’ Deficit

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using a binomial option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued a five-year warrant to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which was accreted to the note and interest expense was recorded over the life of the note. In March 2009, we issued DMRJ an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, in July 2009, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08.  We adopted ASC 815-40-15 on July 1, 2009 and reclassified $160,000 from additional paid in capital to the “Warrant Derivative Liability.” The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. On April 7, 2011, we amended our credit instruments with DMRJ. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share.  As of that date, the warrant was deemed to be indexed to our common stock and subsequent changes in fair value were no longer required to be recorded in our results of operations. For the three months ended March 31, 2012 and 2011, we recorded non-cash benefits of $0 and $35,000, respectively, in our condensed consolidated statements of operations to record the change in fair value of the warrant derivative liability. For the nine months ended March 31, 2012 and 2011, we recorded non-cash charges of $0 and $121,000, respectively, in our condensed consolidated statements of operations to record the change in fair value of the warrant derivative liability (see Note 15).

In May 2011, we entered into two advisory and consulting services agreements, pursuant to which we agreed to issue up to an aggregate of 4,000,000 shares of our common stock.  In June 2011, we issued 1,000,000 shares of common stock, having a value of approximately $800,000, under these agreements. We have agreed to issue the balance of the 4,000,000 shares in monthly installments of 166,667 shares to each of the two advisors, beginning in August 2011 and ending upon the earlier of the ninth such installment or the termination of each advisor’s respective agreement.  During the three months ended March 31, 2012, we issued 1,000,000 shares of common stock, having a value of approximately $587,000 and during the nine months ended March 31, 2012 we issued 2,333,336 shares of common stock, having a value of $1,386,000, to the two advisors, in consideration of services rendered to us under two advisory and consulting services agreements.

As of March 31, 2012, there were warrants outstanding to purchase 2,455,352 shares of our common stock at exercise prices ranging from $0.08 to $1.14 expiring at various dates between December 10, 2013 and April 1, 2021.

We issued 200,000 and 27,133 shares of common stock during the nine months ended March 31, 2012 and 2011, respectively, as a result of the exercise of options by employees.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.

Income Taxes

We are required to file federal and state income tax returns in the United States.  The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. In consultation with our tax advisors, we base our tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which we file tax returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by us (“uncertain tax positions”) and, therefore, may require us to pay additional taxes. As required under applicable accounting rules, we accrue an amount for our estimate of additional income tax liability, including interest and penalties, which we could incur as a result of the ultimate or effective resolution of the uncertain tax positions. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

We account for uncertain income tax positions by accruing for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position. We review and update our accrual as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our condensed consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.

Potential 382 Limitation

As of June 30, 2011, the  we had the following unused net operating loss and tax credit carry forwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

Net Operating Losses	Investment AMT & Research Credits	Expiration Dates

Federal	$ 46,277,000	$ 811,000	2022 to 2031
State	$ 38,396,000	$ 574,000	2021 to 2026

We have recorded a full valuation allowance against our net deferred tax assets of $20,136,000 as of June 30, 2011, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

Our net operating loss carry forwards are subject to review and possible adjustment by the Internal Revenue Service.  Our ability to utilize our net operating loss (“NOL”) and alternative minimum tax (“AMT”) and research and development credit (“R&D”) carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions.  These ownership changes may limit the amount of NOL, AMT and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined in Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382 of the Code, but we believe that it is likely than an ownership change has occurred.  If we have experienced an ownership change, utilization of the NOL, AMT and R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  Any such limitation may result in the expiration of a portion of the NOL, AMT or R&D credit carryforwards before utilization.  Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN No. 48.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance.  Due to the existence of the valuation allowance, it is not expected that any potential limitation will have a material impact on our operating results.

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  At the adoption date and as of March 31, 2012, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

For the nine months ended March 31, 2012 and 2011, we provided for no taxes in our condensed consolidated statement of operations as we have significant net loss carryforwards.

20.

Commitments and Contingencies

We lease manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on January 31, 2015.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, California, which lease was renewed and expires on March 31, 2013.  Total rent expense, including assessments for maintenance and real estate taxes for the nine months ended March 31, 2012 and 2011, was $254,000 and $251,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of March 31, 2012 and June 30, 2011, the balance due is approximately $27,000 and is included in current liabilities in the condensed consolidated balance sheets.

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

22.

Legal Proceedings

In January 2011, Fulong Integrated Technique, Ltd. (“Fulong”) filed a complaint against us in the Middlesex Superior Court of the Commonwealth of Massachusetts, alleging non-payment of amounts owed for services provided to us in connection with the sale of handheld explosives detection equipment to a customer in China in the first quarter of fiscal 2009. Fulong seeks general monetary damages, other statutory damages, attorneys’ fees and costs. We believe the case is without merit and that we have substantial defenses against the Fulongs claims. We have filed counterclaims against Fulong, and are contesting the matter vigorously. If, however, Fulong is ultimately successful, it could have a material adverse effect on our business and financial condition.

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

Results of Operations

Three Months Ended March 31, 2012 vs. March 31, 2011

Revenues

Security product revenues for the three months ended March 31, 2012 were $686,000 as compared with $734,000 for the comparable prior year period, a decrease of $48,000, or 6.5%.  The decrease in security revenue is primarily a result of a 17.6% decrease in unit volume of our explosives detection products sold, partially offset by a 10.4% increase in average unit sell prices, during the three months ended March 31, 2012 as compared to the comparable prior year period. The revenue decrease and higher average unit sell prices are predominantly due to lower sales of our explosives detection products into China.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2012 were $504,000 as compared with $534,000 for the comparable prior year period, a decrease of $30,000, or 5.6%.  The decrease in cost of revenues is primarily due to decreased unit sales of security product in the three months ended March 31, 2012, as compared to the comparable prior period and a decrease in our warranty costs.

Gross Margin

Gross margin for the three months ended March 31, 2012 was $182,000, or 26.5% of security revenues as compared with gross margin of $200,000 or 27.2% of security revenues for the comparable prior year period.  The decrease in gross margin is a result of lower unit volume of our explosives detection products sold, resulting in increased unabsorbed manufacturing overhead, partially offset by a decrease in our warranty costs.

Research and Development Expense

Research and development expense for the three months ended March 31, 2012 was $799,000 as compared with $829,000 for the comparable prior year period, a decrease of $30,000, or 3.6%.  The decrease in research and development expense is due primarily to decreased direct material costs incurred in the development of the QS-B220 benchtop explosives and narcotics detector, partially offset by increased payroll and related fringe benefit costs. We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing, including our participation in the Cooperative Research and Development Agreement with the Department of Homeland Security’s Science and Technology Directorate. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B220 benchtop explosives and narcotics detector and the QS-Hx portable explosives detector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $2,258,000 as compared with $1,078,000 for the comparable prior year period, an increase of $1,180,000, or 109.5%.  The increase in selling, general and administrative expenses is due primarily to increased consulting expense, due to the issuance of our common stock to certain consultants and the retention of consultants to assist with our efforts to advance our interests with the U.S. government, increased payroll, related fringe benefits costs and travel expense resulting from the addition of sales, marketing and administrative personnel, increased legal fees, increased stock-based expense on warrants and employee stock options.

Other Income and Expense, Net

For the three months ended March 31, 2012, other expense, net was $1,015,000 as compared with other income, net of $1,066,000, for the comparable prior year period, a decrease of $2,081,000. The decrease was primarily due to decreases in the fair value of the note conversion option liability of $1,667,000 and warrant derivative liability of $35,000, in the three months ended March 31, 2011, both of which are related to our financing with DMRJ. On April 7, 2011, we entered into an amendment to our credit facility with DMRJ. As amended, the conversion price of the senior secured convertible promissory note and warrant to purchase shares of our common stock were both fixed at $0.08 per share. As of that date, the note conversion feature and warrant were no longer subject to adjustment and were no longer required to be recorded as a separate liability under ASC 815-40-15. Interest expense increased to $1,016,000, compared to $637,000, for the comparable prior period, an increase of $379,000, due to higher borrowings under our credit facility with DMRJ. Interest income was $1,000 for the three months ended March 31, 2012 and 2011.

Net Loss

Our net loss for the three months ended March 31, 2012 was $3,890,000 as compared with a net loss of $641,000 for the comparable prior year period, an increase of $3,249,000, or 506.9%.  The increase in the net loss is primarily due to the non-cash fair value adjustments recorded in the three months ended March 31, 2011 on the note conversion option liability and warrant derivative liability, both of which are related to our financing with DMRJ, lower revenues, a $1,150,000 increase in operating expenses and increased interest expense due to higher borrowings under our credit facility with DMRJ.

Nine Months Ended March 31, 2012 vs. March 31, 2011

Revenues

Security product revenues for the nine months ended March 31, 2012 were $2,854,000 as compared with $4,885,000 for the comparable prior year period, a decrease of $2,031,000, or 41.6%.  The decrease in security revenue is primarily a result of a 47.5% decrease in the number of units sold during the nine months ended March 31, 2012 and decreased sales of accessories, as compared to the comparable prior year period, partially offset by 11.5% increase in average unit sell prices on sales our explosives detection products. The revenue decrease and higher average unit sell prices are predominantly due to lower sales of our explosives detection products into China.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2012 were $1,908,000 as compared with $2,895,000 for the comparable prior year period, a decrease of $987,000, or 34.1%.  The decrease in cost of revenues is primarily due to a decrease in the number of units sold during the nine months ended March 31, 2012, as compared to the comparable prior year period and decreased warranty costs, partially offset by the cost incurred to remediate certain defective component parts, increased manufacturing overhead spending and an increase in a minimum guaranteed royalty.

Gross Margin

Gross margin for the nine months ended March 31, 2012 was $946,000, or 33.1% of security revenues as compared with gross margin of $1,990,000, or 40.7% of security revenues for the comparable prior year period.  The decrease in gross margin is a result of lower unit volume of our explosives detection products sold, resulting in increased unabsorbed manufacturing overhead, costs incurred to remediate certain defective component parts  and an increase in a minimum guaranteed royalty, partially offset by a decrease in our warranty costs.

Research and Development Expense

Research and development expense for the nine months ended March 31, 2012 was $2,365,000 as compared with $1,949,000 for the comparable prior year period, an increase of $416,000, or 21.3%.  The increase in research and development expense is due primarily to increased payroll and related fringe benefit costs, increased contracted engineering and direct material costs incurred in the development of the QS-B220 benchtop explosives and narcotics detector. We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing including our participation in the Cooperative Research and Development Agreement with the Department of Homeland Security’s Science and Technology Directorate. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 benchtop explosives and narcotics detector and the QS-Hx portable explosives detector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2012 were $6,053,000 as compared with $3,530,000 for the comparable prior year period, an increase of $2,523,000, or 71.5%.  The increase in selling, general and administrative expenses is due primarily to increased consulting expense, due to the issuance of our common stock to certain consultants and the retention of consultants to assist with our efforts to advance our interests with the U.S. government, increased payroll, related fringe benefits costs and travel expense resulting from the addition of sales, marketing and administrative personnel, increased stock-based expense on warrants and employee stock options, increased legal fees, partially offset by the early termination payment discount of $201,000 recorded in the comparable prior period with respect to the note receivable from Core Systems Incorporated and decreased vendor late payment fees. In December 2010, we entered into a payoff agreement with Core Systems Incorporated, pursuant to which we agreed to reduce the amount due under the note by $201,000, from $688,000 to $487,000 in exchange for accelerated payment of the note.

Other Income and Expense, Net

For the nine months ended March 31, 2012, other expense, net was $2,780,000 as compared with other expense, net of $7,190,000, for the comparable prior year period, a decrease of $4,410,000. The decrease was primarily due to increases in the fair value of the note conversion option liability of $5,345,000 and warrant derivative liability of $121,000, in the nine months ended March 31, 2011, both of which are related to our financing with DMRJ. On April 7, 2011, we entered into an amendment to our credit facility with DMRJ. As amended, the conversion price of the senior secured convertible promissory note and warrant to purchase shares of our common stock were both fixed at $0.08 per share. As of that date, the note conversion feature and warrant were no longer subject to adjustment and were no longer required to be recorded as a separate liability under ASC 815-40-15. Interest expense increased to $2,783,000, compared to $1,739,000, for the comparable prior period, an increase of $1,044,000, due to higher borrowings under our credit facility with DMRJ. Interest income decreased $12,000 to $3,000, in the nine months ended March 31, 2012 from $15,000, for the comparable prior year period, due to decreased interest income associated with the note receivable issued to us as part of the Core asset sale.

Net Loss

Our net loss for the nine months ended March 31, 2012 was $10,252,000 as compared with a net loss of $10,679,000 for the comparable prior year period, a decrease of $427,000, or 4.0%.  The decrease in the net loss is primarily due to the non-cash fair value adjustments recorded in the nine months ended March 31, 2011 on the note conversion option liability and warrant derivative liability, both of which are related to our financing with DMRJ,  lower revenues, a $2,939,000 increase in operating expenses and increased interest expense due to higher borrowings under our credit facility with DMRJ.

Liquidity and Capital Resources

As of March 31, 2012 and June 30, 2011, we had cash and cash equivalents of $2,000 and $264,000, respectively. On September 30, 2012, we must repay in full our obligations to DMRJ under the amended and restated senior secured promissory note issued to DMRJ in March 2009, under a second secured promissory note issued in July 2009 and under a revolving credit facility established in September 2009.  As of March 31, 2012, our obligations under the two promissory notes and under the revolving credit facility were $3,440,000, $1,000,000 and $23,079,000, respectively. Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report. Further, as of March 31, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note,  the senior secured promissory note and the line of credit approximated $2,053,000.

As of April 30, 2012, our obligation to DMRJ under the two senior notes and under the revolving credit facility were $3,440,000, $1,000,000 and $23,907,000, respectively, reflecting increased borrowing under the revolving credit facility to fund working capital. Further, as of April 30, 2012, our obligation to DMRJ for accrued interest under the senior secured convertible promissory note, the senior secured promissory note and the credit facility approximated $2,205,000.

During the nine months ended March 31, 2012, we had net cash outflows of $7,358,000 from operating activities as compared to net cash outflows from operating activities of $5,687,000 for the comparable prior year period.  The $1,671,000 increase in net cash used in operating activities during the nine months ended March 31, 2012, as compared to the comparable prior year period, was primarily a result of (i) the increased net loss of $10,252,000, compared to the adjusted net loss of $5,213,000, adjusting for the non-cash fair value adjustments recorded in the nine months ended March 31, 2011 on the note conversion option liability and warrant derivative liability in the prior period, due to lower revenues, increased operating expenses and increased interest expense; (ii) an increase in accounts payable of $40,000, compared to a decrease in accounts payable of $337,000 in the prior period due to increased operating expenses; (iii) an increase of $71,000 in deferred revenue, compared to a $760,000 increase in deferred revenue in the prior period due primarily to the receipt in July 2010 of the $893,000 advance deposit under our contract with the India Ministry of Defence; (iv) a $4,000 decrease in prepaid expenses, compared to a $1,052,000 increase in prepaid expenses in the prior period, due to the receipt of inventory which had been prepaid in the comparable prior period; (v) a $565,000 increase in accrued expenses compared to a $305,000 increase in accrued expenses in the prior period, due to increased interest expense and consulting fees, partially offset by reduced warranty costs; (vi) a $904,000 decrease in accounts receivable, compared to a $316,000 increase in accounts receivable in the prior period, due to higher revenues and shipment timing in the comparable prior period; and (vii), an $654,000 increase in inventories, compared to a $223,000 increase in the prior period, due to the receipt of inventory purchased to fulfill our contract  with the India Ministry of Defence and increased raw materials procured for the initial production of the B-220 benchtop explosives and narcotics trace detector.

During the nine months ended March 31, 2012, we had net cash outflows of $178,000 from investing activities as compared to net cash inflows of $561,000 from investing activities for the comparable prior year period.  The $739,000 decrease in net cash provided by investing activities during the nine months ended March 31, 2012, as compared to the comparable prior year period, was primarily due to the  increase in Core note receivable payments received of $583,000, in the prior period, due to the payoff agreement entered into with Core Systems, Inc., a $39,000 decrease in restricted funds, compared to a $21,000 increase in the comparable prior period and a $96,000 increase in cash used to  purchase property and equipment.

During the nine months ended March 31, 2012 we had net cash inflows of $7,274,000 from financing activities as compared to net cash inflows of $5,136,000 from financing activities for the comparable prior year period.  The $2,138,000 increase in net cash from financing activities during the nine months ended March 31, 2012, as compared to the comparable prior year period, was primarily a result of increased borrowings under our  credit facility with DMRJ. During the nine months ended March 31, 2011, we received proceeds of $5,000 due to the exercise of employee stock options.

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of our facility with DMRJ.  As of the most recent amendments and modifications, entered into on February 21, 2012, we have a $23,000,000 line of credit with DMRJ and the maturity of all our indebtedness to DMRJ has been extended until September 30, 2012. See Note 13 of Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report. There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we had three irrevocable standby letters of credit outstanding in the approximate amount of $1,488,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  In May 2012, we amended each of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between February 4, 2013 and December 15, 2014.

As of March 31, 2012, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of March 31, 2012 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will be required to repay our borrowings from DMRJ Group LLC on September 30, 2012.

We will be required to repay all of our borrowings from DMRJ on September 30, 2012.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of March 31, 2012, the outstanding balances due to DMRJ under an amended senior secured convertible promissory note, a second secured promissory note and a revolving credit facility were $3,440,000, $1,000,000 and $23,079,000, respectively.  As of April 30, 2012, the outstanding balances due to DMRJ under these instruments were $3,440,000, $1,000,000 and $23,907,000, respectively.  If we are unable to repay these amounts as required, refinance our obligations to DMRJ, or negotiate extensions of these obligations, DMRJ may seize our assets and we may be forced to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on the business.

Management continually evaluates plans to reduce our operating expenses, increase sales and increase our cash flow from operations.  Despite our current sales, expense and cash flow projections, we will require additional capital in the first quarter of fiscal 2013 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, we issued 1,000,000 shares of common stock, having a value of approximately $587,000, to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issuance of these shares was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.

10.1 (1)	Omnibus Eighth Amendment to Credit Agreement and Tenth Amendment to Note and Warrant Purchase Agreement, dated February 21, 2012, between Implant Sciences Corporation and DMRJ Group LLC.
10.2 (2)	2004 Stock Option Plan, as amended.
10.3 (3)	Employee Agreement between Implant Sciences Corporation and William McGann, dated March 19, 2012.
31.1	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________

(1)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated February 21, 2012 and filed February 24, 2012,and incorporated herein by reference.
(2)	Filed as Appendices A and B to Implant Sciences Corporation’s definitive proxy statement, filed February 16, 2012, and incorporated by reference.
(3)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 19, 2012 and filed March 23, 2012, and incorporated herein by reference.

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

Dated: May 15, 2012