Form 10-K
period 2012-06-30
IMPLANT SCIENCES CORP
filed 2012-09-28
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                      Yes ❑  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes ❑  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ❑  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

❑  Large Accelerated Filer

❑  Accelerated Filer

❑  Non-accelerated Filer (do not check if a smaller reporting company)

☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes ❑  No ☒

As of September 27, 2012, 42,267,995 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2011, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $19,257,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

IMPLANT SCIENCES CORPORATION

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2012

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

We have developed proprietary technologies used in explosives and narcotics trace detection (“ETD” and “NTD”, respectively) applications and market and sell handheld ETD and benchtop ETD and NTD systems that use our proprietary technologies.  Our products are marketed and sold to a growing number of locations domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, other objects and people for the detection of trace amounts of explosives and narcotics.

History

Since our incorporation in 1984, we have operated as a multi-faceted company engaging in the development of ion-based technologies and providing commercial services and products to the semiconductor, medical device and security industries.  In 2007, we made the strategic decision to focus exclusively on our security business and in 2007 and 2008, we divested our non-core semiconductor and medical businesses.

At present, we have developed portable systems, which have been marketed and sold both domestically and internationally, and a benchtop system which we began shipping commercially in the third quarter of fiscal 2012.  In order to reduce manufacturing costs and be responsive to large quantity orders, we use a contract manufacturer to manufacture our handheld ETD systems. We are presently manufacturing our benchtop systems at our facility in Wilmington, Massachusetts. As we continue to sell and deliver our security products, we work both independently and in conjunction with various government agencies to develop the next generation of trace explosives detectors and to identify new applications for our proprietary technology.

In April 2008, we acquired all of the capital stock of Ion Metrics, Inc., (“Ion Metrics”) located in San Diego, California.  Ion Metrics develops mass sensor systems to detect and analyze chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  Ion Metrics miniaturized quadrupole mass spectrometry (“QMS”) detector technology  provides high performance and reliability in combination with low manufacturing costs.  We are currently developing interfaces for integrating the QMS detector into our future products.

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

The U.S. Congress recently passed legislation that mandated the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and for radiological and nuclear threats in cargo entering the United States. In May 2012, the Transportation Security Administration announced that beginning December 3, 2012, air carriers are required to conduct 100% screening for explosives on international flights bound for the United States for all cargo shipments loaded on passenger aircraft fulfilling a requirement of the Implementing Recommendations of the 9/11 Commission Act. In addition, following recommendations outlined in the “9/11 Commission Report,” issued by the National Commission on Terrorist Attacks Upon the United States, federal law has required the screening of all cargo carried on passenger aircraft for flights originating in the United States since August 2010

Furthermore, DHS’s Science and Technology Directorate has supported the development of new security inspection technologies and products.  We participate in a number of such research and development efforts, including projects to develop new technologies for improving the accuracy of detection of trace amounts of explosives, narcotics and chemical agents; and improved sampling techniques for the application of trace detection to aviation and cargo screening.  The Science and Technology Directorate have also initiated programs for the development of technologies capable of protecting highways, railways and waterways from terrorist attack.

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

Technology

Since May 1999, we have performed research and development in the area of explosives and narcotics trace detection (“ETD” and “NTD”, respectively).  We have developed several proprietary technologies in key areas of ETD which we believe improve the harvesting, collection and detection of trace particles and vapors of explosives substances.   More recently, we have adapted this technology for the detection of narcotics (“NTD”).  Our intellectual property portfolio contains 19 security-related patents and patents pending:  13 issued and active United States patents, four United States patents pending, and two licensed patents. We believe that our portfolio of patents and patents pending provides extensive protection in sample harvesting, sample detection and collection.  A key to our past and future success is our ability to innovate and offer differentiation in these areas.

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

Our competitors commonly swipe a surface to be interrogated for explosives or narcotics particles with cloth or paper.  We believe that this “contact” methodology provides an effective but inconsistent method of harvesting a trace sample as compared to an automated, non-contact collection of the sample.  We have developed a method, which we believe to be more efficient, using an aerosol of fine dry ice particles.  This technique, which is surprisingly inexpensive to use, could increase collection sensitivity substantially and eliminate direct contact with a surface.  Our aerosol technology functions as a very gentle version of “sandblasting” and is safe for almost all surfaces.  Since dry ice sublimes into gas, no residue is left behind, and the aerosol may be used indoors.  We have three  patents issued and one patent pending on this methodology.

Transport

Vortex Sampling

Once the trace particle has been released from a surface, it must be transported to a collection point.  Vortex sampling was the first of our sampling innovations.  Our vortex is similar to a miniature tornado.  A hollow spinning cylinder of air flowing outward surrounds and protects an inner vacuum flowing inward.  It is this vortex sampling technology that enables particles released within the vortex, or blown into it, to be transported with high efficiency to a collection filter. We have two patents issued and one patent pending in the area of vortex sampling methodology.

Long-Life Sample Trap

Once particles have been liberated from the surface being interrogated for the presence of trace amounts of explosives, the particles are transported to our innovative trapping filter, which is an ultra-fine stainless steel woven mesh.  The trapping filter has a long usable life, which can span several years, requiring inexpensive, routine maintenance.  We believe the trapping filter provides an innovative solution to the more costly consumables used by several of our competitors engaged in ETD and NTD using contact methodology for sampling and detection.

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

This method is not appropriate with conventional sample collection methods, such as paper wipes, because the paper is white, and the light from the bright flash reflects off, producing little heating.  However, by using our trapping filter, a very fast detection response can be achieved without loss in sensitivity.  We have three patents issued in the area of flash desorption methodology.

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

We have developed two types of photonic, non-radioactive ion sources for our instruments for applications requiring either the ionization of positive ions or negative ions.  These ion sources may be found individually or in combination within our products, depending on the application for which the ETD equipment is to be used.  We have two patents issued in the area of photonic ionization.

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

Intellectual Property

It is our policy to protect our proprietary position by, among other methods, filing United States patent applications.  Our intellectual portfolio contains 19 security-related patents and patents pending:  thirteen patents have been issued and are active, four patents are pending and we license two patents.  The 13 issued patents expire in the years 2022 through 2030.  We believe our patent portfolio provides extensive protection.  We also rely on unpatented proprietary technology, trade secrets and know-how.

Manufacturing

We manufacture our handheld security products primarily through a sole source contract manufacturer located locally in Worcester, Massachusetts.  We believe our strategy to outsource manufacturing reduces manufacturing costs, improves scheduling flexibility, and allows us to focus our internal resources and management on product development, marketing, sales and distribution.  Our benchtop explosives and narcotics detection systems are manufactured at our facility in Wilmington, Massachusetts. We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts, which is responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management. We anticipate that, in the future, we may increase the number of our contract manufacturers and that we may manufacture more of our products ourselves.

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

Current Products

Quantum SnifferTM QS-H150 Portable Explosives Detector

The Quantum Sniffer QS-H150 Portable Explosives Detector employs a patented vortex collector for the simultaneous detection of explosives particulates and vapors with or without physical contact and in real-time.  We believe that our advanced QS-H150 is more sensitive than other detection devices.  The QS-H150 can detect vapors and nanogram quantities of explosives particulates for most explosives substances considered to be threats.  Such substances include, but are not limited to, military and commercial explosives, improvised and homemade explosives, propellants and taggants.

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

When detecting a threat substance, the QS-H150 rapidly alarms.  This real-time detection limits equipment contamination and allows for fast clear-down.  Operation and maintenance are cost-effective.  Since there is no requirement for dopants, calibration consumables or verification consumables, the overall cost of consumables are minimized.  Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  No radioactive material is used in the QS-H150, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues. In early 2010, the QS-H150 was “Designated” as Qualified Anti-Terrorism Technology by DHS under the Support Anti-terrorism by Fostering Effective Technology Act of 2002 (the “SAFETY Act”). The SAFETY Act creates certain liability limitations for claims arising out of, relating to, or resulting from an Act of Terrorism (as defined in §442(2) of the SAFETY Act) where qualified anti-terrorism technologies have been deployed.

Quantum SnifferTM QS-B220 Benchtop Explosives and Narcotics Detector

Our new QS-B220 Benchtop Explosives and Narcotics Detector uses dual IMS with non-radioactive ionization for the detection and identification of a wide range of military, commercial, and improvised explosives as well as narcotics. The QS-B220 uses a sample trap which is wiped on the surface to be interrogated for explosives or narcotics particles.

The QS-B220 has automatic and continuous self-calibration.  It monitors its environment, senses changes that would affect its accuracy, and re-calibrates accordingly.  For detection, the sample is collected with a standard trap, ionized, and analyzed using IMS technology.  The presence of a threat is indicated by visible and audible alarms, and the substance is identified and displayed on the integrated touch screen display.  Users may save data locally or send data through standard interfaces such as USB and LAN.  Multi-level password-protected data security is standard.  We believe that the operation and maintenance of the QS-B220 are extremely cost-effective. Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  No radioactive material is used in the QS-B220, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues.

We introduced the QS-B220 at the Force Protection Equipment Demonstration, sponsored by the Department of Defense and Department of Energy, in May 2011. In September 2011, the QS-B220 received a “Developmental Testing & Evaluation (DT&E) Designation” from DHS under the SAFETY Act.  We began commercial shipments of the QS-B220 in the third quarter of fiscal 2012.

Products Under Development

Quantum Sniffer TM QS-Hx Portable Explosives Detector

We are developing a next-generation handheld detector that will use dual IMS non-radioactive ionization for the detection and identification of a wide range of military, commercial and improvised explosives, as well as narcotics. The QS-Hx will have automatic and continuous self-calibration, multi-level password-protected data security and will include a data management interface with data export to a network for recordkeeping, providing a link with the central command centers and logistics systems used by major carriers.

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

We are currently developing hyphenated systems employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.  We have one patent issued in real-time trace detection by IMS and QMS and two hyphenated system patents pending.

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

Growth Strategy

Our growth strategy is to focus on penetrating the U.S. market through TSA “qualification” and the retention of key industry advisors, to capitalize on our expanded sales and marketing capabilities to drive and support sales growth in our international markets, and to leverage our core intellectual property to extend our product offerings and through licensing or joint development agreements. Each of these initiatives is described below.

Focus on Penetrating the U.S. Market Through Transportation Security Administration Qualification and the Retention of Key Advisors.

Since we made the strategic decision to focus exclusively on our security business, foreign sales have represented a large majority of our revenue. We believe, however, that our long-term success will depend substantially on our ability to penetrate the U.S. market for explosives trace detection equipment. We are therefore focused on obtaining the necessary approvals from the U.S. Transportation Security Administration (the “TSA”). In August, we announced that our QS-B220 Benchtop Explosives and Narcotics Detector had successfully completed the certification readiness testing conducted by the Transportation Security Laboratory (the “TSL”), the testing body of the TSA. The QS-B220 is now undergoing the final independent validation testing by the TSA. Our goal is for the QS-B220 to be designated as “qualified” equipment by the TSL, at which time the QS-B220 would be added to the TSA’s “Air Cargo Screening Technology List – For Passenger Aircraft.” This list identifies equipment that can be used by air carriers, indirect air carriers, independent cargo screening facilities and shippers in the TSA’s Certified Cargo Screening Program to screen for domestic and outbound (of the United States) air cargo.

We believe the designation of the QS-B220 as “qualified” equipment on the Air Cargo Screening Technology List would allow us to begin to address the U.S. market, both in domestic airports but also among freight-forwarders and originators of air cargo that are required to purchase “qualified” detection equipment. In addition, we believe that many state and local government agencies, unregulated businesses and foreign governments, which are not regulated by the TSA, also prefer to purchase “qualified” detection equipment. We believe, therefore, that achieving “qualified” designation may also accelerate our penetration of these markets.

Further, we retained two strategic advisors in 2012 who bring extensive experience in the security and defense industries. Mo McGowan, who is recognized as one of the founders of the TSA, spent seven years at the organization, most recently in the role of Assistant Administrator for the Office of Security Operations, where he managed security operations. Mr. McGowan is providing his national security expertise to advance our explosives and narcotics trace detectors in the United States market, focusing on three principal segments: the military, homeland defense and security, and federal government security screening. We believe Mr. McGowan’s expertise will be instrumental in support of our TSA regulatory and procurement process. Robert J. Franks, a highly regarded security expert and a 26-year veteran of the U.S. State Department, served as an Assistant Director of the Diplomatic Security Service. While at the Diplomatic Security Service, Mr. Franks also served as Director of International Operations, where he managed overseas security and law enforcement for all State Department missions abroad. Mr. Franks’ efforts are focused on introducing opportunities such as U.S. embassy security protection, within State Department, the U.S. Secret Service, DHS and other federal security and law enforcement organizations.

Capitalize on Expanded Sales and Marketing Capabilities to Drive and Support Sales Growth in our International Markets.

In 2011 and 2012, we expanded our sales and marketing staff as well as our global network of independent distributors. At June 30, 2012, we employed seven sales professionals, two of whom are focused solely on U.S. government opportunities, and two marketing professionals; and we were represented by 69 distributors, an increase of 37 since June 30, 2011. Our sales staff and distribution network has been instrumental in helping us to penetrate key vertical markets around the world, such as force protection and law enforcement, transportation security, aviation security, and critical infrastructure and “VIP” protection. We intend to continue to increase our sales and marketing staff and to expand our distribution network. At the same time, we believe that our existing distributors, many of whom are new relationships, will increase their own sales our products into these and other vertical markets.

Leverage our Intellectual Property to Introduce New Products and Through Licensing and Joint Development Agreements.

In addition to the QS-Hx Portable Explosives Detector and the hyphenated detector systems currently under development and described more fully under “Products – Products Under Development,” [above] we have developed proof of concepts of other solutions that leverage our patented non-contact detection technologies and intellectual property, including:

•

An in-line ETD package scanner for use at security checkpoints;

•

A “people portal” to screen individuals for the presence of trace particles of explosives; and

•

A “vehicle portal” to identify trace particles of explosives on or in vehicles.

Although we will focus our sales efforts on our handheld and benchtop systems for the foreseeable future, we will continue to explore the development of other solutions with the goal of introducing these or other trace detection products in the future.

We have also been in discussions with leading domestic and international security and defense companies concerning the implementation of our trace detection technology alongside existing third-party security systems. Future initiatives may include the joint development of security products with other companies, licenses of our intellectual property to other companies, and/or supplying our products on an “OEM” basis to other companies for inclusion within their own product offerings.

Marketing and Sales

We market and sell our products through direct sales and marketing staff located in the United States, in addition to a global network of independent and specialized sales representatives and distributors.  Presently, our marketing and sales staff includes seven sales professionals, two of whom is focused solely on U.S. government opportunities, and two marketing professionals. During fiscal 2012, we expanded upon our global network of independent distributors and as of June 30, 2012 were represented by 69 distributors.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

Competition

In the trace explosives and narcotics detection industry, Morpho Detection, Inc., Smiths Detection, Inc. and NucTech Company Limited are our primary competitors.  These companies use IMS technologies; however, they use a radioactive ion source to ionize the explosive molecules.  We believe our technology differs from the competition in that we do not have a radioactive ion source; we have lower operating costs, and can perform “real time” detection.  We believe our patented technology provides our device with greater operating advantages and fewer regulatory restrictions.

Research and Development

Our technical staff consists of 17 scientists and engineers, two of whom hold Ph.D.degrees, and three of whom hold Masters degrees.  All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories.  Our research and development efforts are generally self-funded, but may also be funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government.  Under the Small Business Innovative Research program, we retain the right to patent any technology developed pursuant to the program, subject to the retention by the U.S. government of a royalty-free license to use the technology.  We have obtained over $20 million in U.S. government grants and contracts over the past 20 years. However, we do not currently have any U.S. government grants or contracts.

We spent approximately $3,180,000 and $2,719,000 on internally funded research and development in the fiscal years ended June 30, 2012 and 2011, respectively.

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

Employees

As of June 30, 2012, we had 43 full-time employees at our Massachusetts facility and four full-time employees in California.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Geographic Areas

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2012 and 2011, foreign sales represented 95% and 98%, respectively, of our revenue.  During the fiscal years ended June 30, 2012 and 2011, one customer from China represented approximately 12% and 62%, respectively, of our revenue and one customer from Iraq represented approximately 33% of our revenue for the fiscal year ended June 30, 2012.

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

Management continually evaluates operating expenses and plans to increase sales and increase cash flow from operations.  Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC (“DMRJ”), we will require additional capital in the third quarter of fiscal 2013 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

We will be required to repay our borrowings from DMRJ Group LLC on March 31, 2013.

We will be required to repay all of our borrowings from DMRJ on March 31, 2013.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of June 30, 2012, the outstanding balances due to DMRJ under a senior secured convertible promissory note, a secured promissory note and a revolving credit facility were $3,224,000, $1,000,000 and $26,231,000, respectively.  Further, as of June 30, 2012, our obligation to DMRJ for accrued interest under these instruments  approximated $2,555,000. On September 5, 2012, we amended our credit agreements with DMRJ (see Note 14).  Pursuant to these amendments we extended the maturity date of all of our indebtedness from September 30, 2012 to March 31, 2013 and issued to DMRJ a second senior secured convertible promissory note in the principal amount of $12,000,000. Payment for the note was made by the cancellation of $12,000,000 of principal of the outstanding indebtedness under our revolving credit facility.

As of September 25, 2012, the outstanding balances due to DMRJ under the amended senior secured convertible promissory note, the senior secured promissory note, the second senior secured convertible promissory note and the line of credit were $3,184,000, $1,000,000, $12,000,000 and $17,245,000, respectively.  Further, as of September 25, 2012, our obligation to DMRJ for accrued interest under these instruments approximated $3,146,000. If we are unable to repay these amounts as required, refinance our obligations to DMRJ, or negotiate extensions of these obligations, DMRJ may seize our assets and we may be forced to curtail or discontinue operations entirely.

Independent auditor report includes cautionary language on our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended June 30, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern. This explanatory paragraph indicates there is substantial doubt on the part of our independent registered public accounting firm as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at June 30, 2012, to cover our operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

During the fiscal years ended June 30, 2012 and 2011, we had revenues of approximately $3,406,000 and $6,652,000, respectively.  During the fiscal years ended June 30, 2012 and 2011, we had net losses of approximately $14,636,000 and $15,554,000, respectively. There is a risk that we will never be profitable.  We plan to further increase our expenditures to complete the development and commercialization of our new products, and to broaden our sales and marketing capabilities. As a result, we believe we will likely incur losses over the next few quarters.  Our accumulated deficit as of June 30, 2012 and 2011 was approximately $119,522,000 and $104,886,000, respectively.  Our ability to generate sufficient revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

Our business is subject to risks associated with doing business internationally. During the fiscal years ended June 30, 2012 and 2011, foreign sales represented 95% and 98%, respectively, of our revenue.  During the fiscal years ended June 30, 2012 and 2011, one customer from China represented approximately 12% and 62%, respectively, of our revenue and one customer from Iraq represented approximately 33% of our revenue for the fiscal year ended June 30, 2012. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be impacted by a variety of factors, including:

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

We rely on a single contract manufacturer to provide manufacturing services for our handheld QS-H150 explosives detection products.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2012, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

We may not be able to protect our intellectual property rights adequately.

Our ability to compete is affected by our ability to protect our intellectual property rights.  We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights.  Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology or protect that proprietary information. We cannot assure you that any pending or future patent applications will be approved, or that any issued patents will not be challenged by third parties.  The validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.  Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.  Although almost all of our revenue in fiscal 2012 was derived from foreign sales, we do not have any patents or patents pending outside of the United States. Moreover, the enforcement of laws protecting intellectual property in some of the countries in which we sell our products may be inadequate to protect our technology and proprietary information.

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

Although we have 13 United States patents issued and four United States patent applications pending for our explosives detection technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties.  No assurance can be given that any pending or future patent applications will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

We have significant net operating loss carry forwards which may be impaired if the Offering results in a significant change in the stockholder base.

As of June 30, 2012, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $59,612,000 expiring between 2023 and 2032, and $47,587,000, expiring between 2013 and 2027, respectively. In the event that an “ownership change” occurs for purposes of Section 382 of the Internal Revenue Code, our ability to use these losses to offset future taxable income could be significantly limited. Any such limitation may result in the expiration of a portion of the carry forwards before we can use them. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of our common stock during any cumulative three-year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of our common stock. Such a change in ownership may be triggered by regular trading activity in our common stock, which is generally beyond our control. We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382, but we believe that it is likely that an ownership change has occurred.

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

Risks Related to Our Securities

The delisting of our common stock by the NYSE Amex has limited our stock’s liquidity and has impaired our ability to raise capital.

Our common stock was delisted by the NYSE Amex LLC effective in June 2009 as result of our failure to comply with certain continued listing requirements.  Our common stock has been quoted on the OTC Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCPK tier under the symbol “IMSC”. We believe the delisting has limited our stock’s liquidity and has impaired our ability to raise capital.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.33 to $1.84.  The market price of our common stock may also fluctuate significantly in the future due to:

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

We are authorized to issue 50,000,000 shares of our common stock. In June 2010, our shareholders approved a proposal to increase the total number of shares of common stock we are authorized to issue to 200,000,000, but we have intentionally delayed the filing of Articles of Amendment to our Restated Articles of Organization with the Commonwealth of Massachusetts to effect that increase.  As of June 30, 2012, there were 39,152,995 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants, convertible debt instruments and convertible preferred stock. As of June 30, 2012, we had outstanding stock options and warrants to purchase approximately 8,541,352 shares of our common stock, the exercise price of which range between $0.08 per share to $10.00 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise of these instruments.  As of June 30, 2012, the outstanding balance due under the senior secured convertible promissory note issued to DMRJ was $3,224,000, which is convertible into shares of our common stock at $0.08 per share. In addition, in May 2011, we entered into two advisory and consulting services agreements, pursuant to which we agreed to issue up to an aggregate of 4,000,000 shares of our common stock.  In fiscal 2011 we issued 1,000,000 shares of common stock under these agreements and issued 3,000,000 shares in equal monthly installments during fiscal 2012. To the extent such options, warrants, convertible note or additional investment rights are exercised or converted, and to the extent that additional shares are issued under the strategic advisory agreements, the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

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

In addition, we are authorized to issue 5,000,000 shares of preferred stock, the terms of which may be fixed by our Board of Directors, of which 164,667 shares of Series G Convertible Preferred Stock were issued and are outstanding as of June 30, 2012.  All of the shares of Series G Preferred Stock are held by our lender, DMRJ, and are convertible into 25% of our common stock, calculated on a fully diluted basis.

On September 5, 2012, we amended our credit agreements with DMRJ (see Note 14). Pursuant to these amendments we extended the maturity date of all of our indebtedness from September 30, 2012 to March 31, 2013 and issued to DMRJ a second senior secured convertible promissory note in the  principal amount of $12,000,000. The note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) at an initial conversion rate of $1,000 per share. The Series H Preferred Stock, if issued, is convertible in whole or in part, at DMRJ’s option, into shares of common stock.  Assuming no adjustments to the conversion rates of the new note or the Series H Preferred Stock, this new note is, therefore, convertible indirectly, at DMRJ’s option, into shares of common stock at an effective conversion price of $1.09 per share.

Although we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock.  The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock and could make a takeover of our company more difficult.

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

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders.  Of those 5,000,000 shares, 164,667 shares of Series G Convertible Preferred Stock were issued and are outstanding as of June 30, 2012 and 142,667 shares of Series G Convertible Preferred Stock are outstanding as of September 19, 2012.  The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that we have issued to date and which may be issued in the future.  The issuance of preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any acquisition, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction, without the approval of the holders of the outstanding shares of preferred stock.  In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

Our stockholders must give substantial advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting.  These notice requirements could inhibit a takeover by delaying stockholder action.  Massachusetts law may also discourage, delay or prevent someone from acquiring or merging with us.

Our secured lender and our directors and executive officers have the right to acquire a majority of our shares through the conversion or exercise of other securities, which may delay, defer or prevent a change of control and/or will limit the ability of other stockholders to influence corporate matters.

As of September 19, 2012, DMRJ, our secured lender, has the right to acquire up to 65,075,874 shares of our common stock upon the conversion of two promissory notes, the conversion of preferred stock and the exercise of a warrant. Our directors and executive officers own, or have the right to exercise options within 60 days to acquire, up to 9,169,196 shares of our common stock. If all of these shares of common stock are issued, DMRJ and our directors and executive officers would own approximately 63.8% of our outstanding common stock. Accordingly, these stockholders could have a significant influence over, or have absolute control over,  the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3.

Legal Proceedings

In January 2011, Fulong Integrated Technique, Ltd. (“Fulong”) filed a complaint against us in the Middlesex Superior Court of the Commonwealth of Massachusetts, alleging non-payment of amounts owed for services provided to us in connection with the sale of handheld explosives detection equipment to a customer in China in the first quarter of fiscal 2009. Fulong seeks general monetary damages, other statutory damages, attorneys’ fees and costs. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims. Nevertheless, to avoid further expenses of litigation, we have entered into settlement negotiations with Fulong. No assurances can be given that these negotiations will be successful. We have filed counterclaims against Fulong and, if the matter is not resolved through negotiation, we will continue to contest the matter vigorously. We have filed counterclaims against Fulong, and are contesting the matter vigorously. If, however, Fulong is ultimately successful, it could have a material adverse effect on our business and financial condition.

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

Mine Safety Disclosures

Not Applicable.

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

	Fiscal Year 2012
	High	Low
4th Quarter	$1.84	$0.64
3rd Quarter	0.72	0.48
2nd Quarter	0.80	0.32
1st Quarter	0.86	0.33

	Fiscal Year 2011
	High	Low
4th Quarter	$1.13	$0.48
3rd Quarter	0.84	0.45
2nd Quarter	0.95	0.25
1st Quarter	0.40	0.26

As of September 25, 2012, we had approximately 123 stockholders of record.  The last sale price as reported on the OTC Bulletin Board on September 25, 2012, was $1.69.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  In addition, our agreements with DMRJ prohibit the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2012

Equity Compensation Plan Information

The table below sets forth certain information as of June 30, 2012 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance (2)
Equity compensation plans approved by stockholders	4,986,000	(1)	$0.43	-

Equity compensation plans not approved by stockholders	-			-
	4,986,000			-

_______________

(1)

This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., our 2000 Incentive and Non-Qualified Stock Option Plan and our 2004 Stock Option Plan).

(2)

Includes shares available for future issuance under our 2004 Stock Option Plan. Our 2000 Incentive and Non-Qualified Stock Option Plan expired in October 2010.

Recent Sales of Unregistered Securities

In May 2012 and in June 2012, DMRJ converted $80,000 and $136,000, respectively, of the principal amount owed by us under a promissory note into 1,000,000 and 1,700,000 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

During the three months ended June 30, 2012, we issued 666,664 shares of common stock, having a value of $646,664, to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issuance of these shares was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

In May 2012, we issued a warrant to purchase 100,000 shares of our common stock, at an exercise price of $1.00 per share, to an advisor, in consideration of services rendered to us under an advisory agreement. The issuance of this warrant was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

In June 2012, we issued warrants to purchase an aggregate of 1,000,000 shares of our common stock, at an exercise price of $0.92 per share, to two consultants, in consideration of services rendered to us under two consulting agreements. The issuance of this warrant was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 6.

Selected Financial Data

Not Applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Since our incorporation in 1984, we have operated as a multi-faceted company engaging in the development of ion-based technologies and providing commercial services and products to the semiconductor, medical device and security industries. Beginning in March 2007, we undertook steps to divest our semiconductor and medical business activities in order to focus on our security business and completed the divestitures in fiscal 2009.

Since May 1999, we have been performing research to improve explosives trace detection (“ETD”) technology, and developing ETD products which can be used for detection of trace amounts of explosives.  More recently, we have adapted this technology for the detection of narcotics (“NDT”). We now develop, manufacture and sell sophisticated sensors and systems for the security, safety and defense industries.  We have developed handheld ETD systems, which have been marketed and sold both domestically and internationally, and a benchtop ETD and NTD system which we began shipping commercially in the third quarter of fiscal 2012.  These systems are used by private companies and government agencies to screen baggage, cargo, other objects and people, for the detection of trace amounts of explosives.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, derivative liabilities, conversion features of our debt agreements and warranty obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our financial statements:

•

Revenue Recognition.  We recognize revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable price and terms, delivery of the product has occurred or the service performed is in accordance with the terms of the arrangement, and collectibility of the sale is reasonably assured.

Government contract revenue under cost-sharing research and development agreements is recognized as eligible research and development expenses are incurred.  Our obligation with respect to these agreements is to perform the research on a best-efforts basis. For government contracts with a deliverable, revenue is recognized based upon the proportional performance method.

Revenues for which we have received payment, but are due to obligations under the sales agreement, are reflected on our balance sheet as deferred revenues.

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

•

Inventories.  We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  In assessing the ultimate realization of inventories, management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is obsolete, or because the amount on hand is more than can be used to meet future needs.  We provide for the total value of inventories that we determine to be obsolete or excess based on criteria such as customer demand and changing technologies. We historically have not experienced significant inaccuracies in computing our reserves for obsolete or excess inventory.

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

•

Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  We have recorded a full valuation allowance against our net deferred tax assets of $25,230,000 as of June 30, 2012, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

•

Warrant Derivative Liability.  We record, as assets or liabilities, free standing financial contracts that are settled in our own stock, that provide for reset provisions as an adjustment mechanism to the relevant exercise price or conversion price. A contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the our consolidated statements of operations. We determine fair value using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability.

•

Fair Value of Note Conversion Feature. We record, as assets or liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock.  A contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in our consolidated statement operations for each reporting period. We determine fair value using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the note conversion liability.

•

Stock-Based Compensation.  We account for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options to employees and non-employee directors is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. The calculation of stock-based compensation requires us to estimate several factors, most notably the term, volatility and forfeitures.  We estimate the option term using historical terms and estimate volatility based on historical volatility of our common stock over the option’s expected term. Expected forfeitures based on historical forfeitures in calculating the expense related to stock-based compensation associated with stock awards. Our estimates and assumptions are based on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Results of Operations

Fiscal Year Ended June 30, 2012 vs. June 30, 2011

Revenues

Revenues for the year ended June 30, 2012 were $3,406,000 as compared with $6,652,000 for the prior year, a decrease of $3,246,000 or 48.8%.  The decrease in revenue is primarily a result of a 55.7% decrease in unit volume of our explosives detection products sold, partially offset by a 1.8% increase in average unit sell prices, during the year ended June 30, 2012 as compared to the comparable prior year period. The revenue decrease and higher average unit sell prices are predominantly due to lower sales of our explosives detection products into China.

Cost of Revenues

Cost of revenues for the year ended June 30, 2012 was $2,407,000 as compared with $4,011,000 for the prior year, a decrease of $1,604,000 or 40.0%.   The decrease in cost of revenues is primarily due to a decrease in the number of units sold during the year ended June 30, 2012, as compared to the comparable prior year period due to decreased unit volumes sold and decreased warranty costs, partially offset by the cost incurred to remediate certain defective component parts, increased manufacturing overhead spending and an increase in a minimum guaranteed royalty.

Gross Margin

Gross margin for the year ended June 30, 2012 was $999,000 or 29.3% of revenues as compared with $2,641,000 or 39.7% of revenues for the prior year. The decrease in gross margin is a result of lower unit volume of our explosives detection products sold, resulting in increased unabsorbed manufacturing overhead, costs incurred to remediate certain defective component parts and an increase in a minimum guaranteed royalty, partially offset by a decrease in our warranty costs.

Research and Development Expense

Research and development expense for the fiscal year ended June 30, 2012 was $3,180,000 as compared with $2,719,000 for the prior year, an increase of $461,000 or 17.0%.  The increase in research and development expense is due primarily to increased payroll and related fringe benefit costs and increased contracted engineering costs incurred in the development of the QS-B220 benchtop explosives and narcotics detector. We continue to expend funds to further the development of new products in the areas of explosives detection, as well as to prepare for certain government laboratory acceptance testing including our participation in the Cooperative Research and Development Agreement with the Department of Homeland Security’s Science and Technology Directorate. Spending on research and development will increase in the near term due to the ongoing development of the QS-B220 benchtop explosives and narcotics detector and the QS-Hx portable explosives detector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended June 30, 2012 were $8,575,000 as compared with $5,746,000 for the prior fiscal year, an increase of $2,829,000, or 49.2%. The increase in selling, general and administrative expenses is due primarily to increased consulting expense, due to the issuance of our common stock to certain consultants and the retention of consultants to assist with our efforts to advance our interests with the U.S. government, increased payroll, related fringe benefits costs and travel expense resulting from the addition of sales, marketing and administrative personnel, increased stock-based expense on warrants and employee stock options, increased legal fees, the tax settlement of $178,000 with the California Board of Equalization recorded in the prior period due to our appeal of a sales and use tax assessment on the 2007 sale of our Accurel International Systems Corporation subsidiary, partially offset by the early termination payment discount of $201,000 recorded in the comparable prior period with respect to the note receivable issued to us in the 2008 sale of our Core Systems  business and decreased vendor late payment fees.

Other Income and Expense, Net

For the year ended June 30, 2012, we recorded other expense, net of $3,880,000 as compared with other expense, net of $9,730,000, for the prior year, a decrease of $5,850,000, or 60.1%. The decrease was primarily due to increases in the fair value adjustment recorded on the note conversion option liability of $7,159,000 and warrant derivative liability of $160,000, in the year ended June 30, 2011, both of which are related to our financing with DMRJ. On April 7, 2011, we entered into an amendment to our credit facility with DMRJ. As amended, the conversion price of the senior secured convertible promissory note and warrant to purchase shares of our common stock were both fixed at $0.08 per share. As of that date, the note conversion feature and warrant were no longer subject to adjustment and were no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the note conversion liability and the warrant derivative liability, $17,845,000 and $438,000, respectively, to stockholders’ deficit.

Interest expense increased $1,458,000 to $3,884,000 in the year ended June 30, 2012 from $2,426,000 in the prior year, due to higher borrowings under our credit facility with DMRJ. Interest income decreased $11,000 to $4,000, in the year ended June 30, 2012 from $15,000, for the prior year, due to decreased interest income associated with the note receivable issued to us as part of the Core Systems asset sale and due to the early termination payment discount negotiated on the note.

Income Taxes

As of June 30, 2012, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $ 59,612,000 expiring between 2023 and 2032, and $47,587,000, expiring between 2013 and 2027, respectively.  As of June 30, 2012, we had federal and state investment, alternative minimum tax and research credit carry forwards available to offset future taxable income of approximately $937,000, expiring between 2023 and 2032, and $655,000, expiring between 2013 and 2027, respectively.

Net Loss

Our net loss for the year ended June 30, 2012 was $14,636,000 as compared with $15,554,000 for the prior year, a decrease of $918,000, or 5.9%.  The decrease in the net loss is primarily due to the non-cash fair value adjustments recorded in the fiscal year ended June 30, 2011 on the note conversion option liability and warrant derivative liability, both of which are related to our financing with DMRJ, offset partially by  lower revenues, a $3,290,000 increase in operating expenses and increased interest expense due to higher borrowings under our credit facility with DMRJ.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of approximately $84,000, a decrease of $180,000 when compared with cash of $264,000 at June 30, 2011.

On September 5, 2012, we amended our credit agreements with DMRJ (see Note 14). Pursuant to these amendments, we extended the maturity date of all of our indebtedness from September 30, 2012 to March 31, 2013 and issued to DMRJ a second senior secured convertible promissory note in the  principal amount of $12,000,000. This note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock at an initial conversion rate of $1,000 per share. As of June 30, 2012, our obligations under the senior secured convertible promissory note, the senior secured promissory note and under the revolving credit facility were $3,224,000, $1,000,000 and $26,231,000, respectively. Each of these notes and the credit facility are described in more detail below.  As of September 25, 2012 our obligations to DMRJ under the senior secured convertible promissory note, the senior secured promissory note, the second senior secured convertible promissory note and under the revolving credit facility were $3,184,000, $1,000,000, $12,000,000 and $17,245,000, respectively, reflecting increased borrowing under the revolving credit facility to fund working capital due to increased headcount and to procure inventory to fulfill our order from the India Ministry of Defense.

During the year ended June 30, 2012 we had net cash outflows from operating activities of $10,536,000 as compared to net cash outflows from operating activities of $7,927,000 for the prior year.  The approximately $2,609,000 increase in net cash outflows used in operating activities during the year ended June 30, 2012, as compared to the prior year period, was due to (i) a decrease in accounts payable of $26,000, compared to a decrease in accounts payable of $597,000 in the prior period due to the payment of outstanding obligations; (ii) an increase of $173,000 in deferred revenue, compared to a $726,000 increase in deferred revenue in the prior year due primarily to the advance deposit of $893,000 received under our contract with the India Ministry of Defence and the timing of or application of customer advance payments; (iii) a $276,000 decrease in prepaid expenses, compared to a $282,000 increase in prepaid expenses in the prior year, due to vendor prepayment requirements on inventory procurement; (iv) a $1,326,000 increase in inventories, compared to a $907,000 increase in inventories in the prior year, due to the acquisition of inventory in connection with the order from the India Ministry of Defence; (v) a $1,421,000 increase in accrued expenses, compared to a $763,000 increase in accrued expenses in the prior year due primarily to increased accruals for unpaid interest on our borrowings with DMRJ and increased employee compensation related accruals; and (vi) a $885,000 decrease in accounts receivable, compared to a $522,000 increase in accounts receivable in the prior year, due to increased collections in the first quarter of fiscal 2012.

During the year ended June 30, 2012 we had net cash outflows of $161,000 from investing activities as compared to net cash inflows of $562,000 from investing activities for the prior year.  The approximately $723,000 decrease in net cash inflows used in investing activities during the year ended June 30, 2012, as compared to the prior year, was primarily a result of a $600,000 decrease in payments received on the Core note receivable due to the payoff agreement entered into during the fiscal year ended June 30, 2011 with the buyer of our Core Systems business, the $20,000 decrease in cash transferred from restricted funds and to a $103,000 increase in cash used to purchase property and equipment.

During the year ended June 30, 2012 we had net cash inflows of $10,517,000 from financing activities as compared to net cash inflows of $7,629,000 from financing activities for the prior year.  The approximately $2,888,000 increase in net cash inflows used in financing activities during the year ended June 30, 2012, as compared to the prior year, was primarily due to $2,804,000 in cash provided under our credit facility with DMRJ and $92,000 of proceeds from common stock issued in connection with the exercise of stock options in the year ended June 30, 2012, as compared to $5,000 in the prior year.

Credit Facilities with DMRJ Group LLC

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility.  On September 5, 2012, we amended our credit agreements with DMRJ (see Note 14) pursuant to which we extended the maturity date of all of our indebtedness from September 30, 2012 to March 31, 2013 and issued to DMRJ a second senior secured convertible promissory note in the principal amount of $12,000,000. This note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock at an initial conversion rate of $1,000 per share. See Note 14 of Notes to Consolidated Financial Statements, accompanying this Annual Report. There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ.

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

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ, we will require additional capital in the third quarter of fiscal 2013 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had three irrevocable standby letters of credit outstanding in the approximate amount of $1,488,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between August 2, 2013 and May 4, 2015.

As of June 30, 2012, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The adoption of ASU 2011-04 gives fair value the same meaning between U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 will be effective for fiscal years and interim periods beginning after December 15, 2011 and can be applied prospectively. However, changes in valuation techniques shall be treated as changes in accounting estimates.  The adoption of this update is  not expected to have a material effect on our consolidated financial position and results of operations.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that we did maintain effective internal control over financial reporting as of June 30, 2012 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of June 30, 2012, our internal control over financial reporting was effective based on those criteria. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control, other than described above, over financial reporting during the fourth quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2012.

Item 11.

Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2012.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2012.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2012.

Item 14.

Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2012.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, See Page 26.

(2)

Exhibits

Exhibit No.	Ref. No.	Description
2.1	1	Xenation License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
2.2	1	Ytterbium License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
3.1	**	Restated Articles of Organization, as amended, of Implant Sciences Corporation.
3.2	2	Amended and Restated -Laws, as amended, of Implant Sciences Corporation.
4.1	3	Specimen certificate for the Common Stock of Implant Sciences Corporation.
10.1	4	1992 Stock Option Plan.*
10.2	4	Form of Stock Option Agreement under the 1992 Stock Option Plan.*
10.3	4	1998 Incentive and Nonqualified Stock Option Plan.*
10.4	3	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.*
10.5	3	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.*
10.6	3	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan.*
10.7	5	2000 Incentive and Non-Qualified Stock Option Plan of Implant Sciences Corporation.*
10.8	6	2004 Stock Option Plan of Implant Sciences Corporation, as amended through March 14, 2011.*
	7	Amendment to 2004 Stock Option Plan of Implant Sciences Corporation, effective September 7, 2012.*
10.9	8	2006 Employee Stock Purchase Plan of Implant Sciences Corporation.*
10.10	7	Implant Sciences Corporation Change of Control Payment Plan.*
10.11	9	Employment Agreement, dated as of February 6, 2009, between Implant Sciences Corporation and Glenn D. Bolduc.*
10.12	10	Employment Agreement between Implant Sciences Corporation and William McGann, dated March 19, 2012.*
10.13	11	Employment Agreement between Implant Sciences Corporation and Darryl Jones, dated May 7, 2012.*
10.14	12	Lease, dated December 11, 2008, between Implant Sciences Corporation and Wakefield Investments, Inc.
10.15	13	First Amendment, dated February 1, 2010, to Lease between Implant Sciences Corporation and Wakefield Investments, Inc.
10.16	14	Agreement, dated January 4, 2008, between the Implant Sciences Corporation, OSI Systems, Inc. and Rapiscan Systems, Inc.
10.17	15	Common Stock Purchase Warrant, dated December 29, 2006, issued by Implant Sciences Corporation to Laurus Master Fund, Ltd.
10.18	16	Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.
10.19	16	Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.25).
10.20	16	Warrant to Purchase Shares of Common Stock, dated December 10, 2008, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.26).
10.21	16

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

10.38	22	Convertible Promissory Note, dated November 11, 2009 issued to Michael C. Turmelle.
10.39	23	Omnibus Third Amendment to Credit Agreement and Fifth Amendment to Note and Warrant Purchase Agreement, dated as of September 30, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.40	24	Payoff Agreement between Implant Sciences Corporation and Core Systems Incorporated dated as of December 30, 2010.
10.41	25	Omnibus Fourth Amendment to Credit Agreement and Sixth Amendment to Note and Warrant Purchase Agreement, dated as of March 30, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.42	25	Amended and Restated Promissory Note, dated as of March 30, 2011 in the maximum principal amount of $15,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.45).

10.43	26	Omnibus Fifth Amendment to Credit Agreement and Seventh Amendment to Note and Warrant Purchase Agreement, dated as of April 7, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.44	27	Omnibus Sixth Amendment to Credit Agreement and Eighth Amendment to Note and Warrant Purchase Agreement, dated as of September 20, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.45	27	Amended and Restated Promissory Note, dated as of September 29, 2011 in the maximum principal amount of $23,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.46	28	Omnibus Seventh Amendment to Credit Agreement and Ninth Amendment to Note and Warrant Purchase Agreement, dated as of October 13, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.47	29	Omnibus Eighth Amendment to Credit Agreement and Tenth Amendment to Note and Warrant Purchase Agreement, dated as of February 21, 2012 between Implant Sciences Corporation and DMRJ Group LLC.
10.48	30	Omnibus Ninth Amendment to Credit Agreement and Eleventh Amendment to Note and Warrant Purchase Agreement, dated as of September 5, 2012 between Implant Sciences Corporation and DMRJ Group LLC.
10.49	30	Senior Secured Convertible Promissory Note, dated as of September 5, 2012, issued by Implant Sciences Corporation.
10.50	31	Agreement for Consulting Services between Implant Sciences Corporation and Robert Liscouski, dated as of April 1, 2011.
21.1	**	Subsidiaries of Implant Sciences Corporation.
23.1	**	Consent of Marcum LLP.
31.1	**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated June 27, 2008 and filed on July 9, 2008 and incorporated herein by reference.
2	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 12, 2007 and filed December 18, 2007, and incorporated herein by reference.
3

Filed as an Exhibit to Amendment No. 1 to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on December 21, 1998, and incorporated herein by reference.

4	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on September 29, 1998, and incorporated herein by reference.
5	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on December 12, 2003, and incorporated herein by reference.
6	Filed as Appendices A and B to Implant Sciences Corporation’s definitive proxy statement, filed February 16, 2012, and incorporated herein by reference.
7	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 7, 2012 and filed on September 13, 2012, and incorporated herein by reference.
8	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on July 26, 2007, and incorporated herein by reference.
9	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated February 6, 2009 and filed on February 11, 2009, and incorporated herein by reference.

10	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 19, 2012 and filed March 23, 2012, and incorporated herein by reference.
11	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated May 7, 2012 and filed May 11, 2012, and incorporated herein by reference.
12	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 11, 2008 and filed on December 17, 2008, and incorporated herein by reference.
13	Filed as an Exhibit to Implant Sciences Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and incorporated herein by reference.
14	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated January 4, 2008 and file on January 10, 2008, and incorporated herein by reference.
15	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 29, 2006 and filed on January 8, 2007, and incorporated herein by reference.
16	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 10, 2008 and filed December 16, 2008, and incorporated herein by reference.
17	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 12, 2009 and filed March 18, 2009, and incorporated herein by reference.
18	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 1, 2009 and filed July 8, 2009, and incorporated herein by reference.
19	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 4, 2009 and filed September 11, 2009, and incorporated herein by reference.
20	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated January 13, 2010 and filed January 14, 2010, and incorporated herein by reference.
21	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 23, 2010 and filed April 28, 2010, and incorporated herein by reference.
22	Filed as an Exhibit to Implant Sciences Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
23	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 30, 2010 and filed October 6, 2010, and incorporated herein by reference.
24	Filed as an Exhibit to Implant Sciences Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, and incorporated herein by reference.
25	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 30, 2011 and filed April 4, 2011, and incorporated herein by reference.
26	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 7, 2011 and filed April 12, 2011, and incorporated herein by reference.
27	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 29, 2011 and filed September 30, 2011, and incorporated herein by reference.
28	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated October 13, 2011 and filed October 19, 2011, and incorporated herein by reference.
29	Filed as an Exhibit to Implant Sciences Corporation’s Form Form 8-K dated February 21, 2012 and filed February 24, 2012, and incorporated herein by reference.
30	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 5, 2012 and filed on September 11, 2012, and incorporated herein by reference.
31	Filed as an Exhibit to Implant Sciences Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Implant Sciences Corporation as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Implant Sciences Corporation at June 30, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations.  As of September 25, 2012, the Company’s principal obligation to its primary lender was approximately $33,429,000 with accrued interest of approximately $3,146,000. The Company is required to repay all borrowings and accrued interest to this lender on March 31, 2013. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Boston, Massachusetts

September 28, 2012

Implant Sciences Corporation
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$84	$264
Restricted cash and investments	1,274	1,275
Accounts receivable-trade, net of allowances of $20 and $21, respectively	182	1,066
Inventories, net	3,193	1,867
Prepaid expenses and other current assets	809	1,141
Total current assets	5,542	5,613
Property and equipment, net	220	129
Restricted cash and investments	312	312
Other non-current assets	162	106
Total assets	$6,236	$6,160
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible promissory note	$3,224	$3,600
Senior secured promissory note	1,000	1,000
Line of credit	26,231	15,785
Current maturities of obligations under capital lease	24	20
Payable to Med-Tec	30	42
Accrued expenses	4,360	3,249
Accounts payable	2,654	2,389
Deferred revenue	1,081	908
Total current liabilities	38,604	26,993
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	33	58
Total long-term liabilities	33	58
Total liabilities	38,637	27,051

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 39,163,540 and 39,152,995 at June 30, 2012 and 30,991,873 and 30,981,328 at June 30, 2011 shares	3,916	3,099
Preferred stock; no stated value; 5,000,000 shares authorized	-	-
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, 164,667 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively (liquidation value $1,317,000)	274	274
Additional paid-in capital	83,436	80,695
Accumulated deficit	(119,522)	(104,886)
Deferred compensation	(432)	-
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(32,401)	(20,891)
Total liabilities and stockholders' deficit	$6,236	$6,160

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Operations
(In thousands except share and per share amounts)

	For the Years Ended June 30,
	2012	2011
Revenues	$3,406	$6,652
Cost of revenues	2,407	4,011
Gross margin	999	2,641
Operating expenses:
Research and development	3,180	2,719
Selling, general and administrative	8,575	5,746
Total operating expenses	11,755	8,465
Loss from operations	(10,756)	(5,824)
Other income (expense), net:
Interest income	4	15
Interest expense	(3,884)	(2,426)
Change in fair value of warrant derivative liability	-	(160)
Change in fair value of note conversion option liability	-	(7,159)
Total other income (expense), net	(3,880)	(9,730)
Net loss	$(14,636)	$(15,554)

Net loss per share, basic and diluted	$(0.43)	$(0.56)

Weighted average shares used in computing net loss per common share, basic and diluted	34,242,719	27,731,343

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Stockholders' Deficit
For the Years Ended June 30, 2012 and 2011
(In thousands except share amounts)

	Common Stock		Series F Convertible Preferred Stock	Series G Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit		Deferred Compensation	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Deficit	Net and Comprehensive Loss
	Number of Shares	Amount									Number of Shares	Amount
Balance at June 30, 2010	24,634,740	$2,463	$274	$-	$61,539	$	$(89,332)	$(16)		$-	10,545	$(73)	$(25,145)	$-

Issuance of common stock in connection with exercise of stock options	27,133	3	-	-	2		-	-		-	-	-	5	-
Conversion of senior secured convertible promissory note	4,000,000	400	-	-	(80)		-	-		-	-	-	320	-
Exchange 1,646,663 share of Series F preferred stock for 164,667 shares of Series G preferred stock	-	-	(274)	274	-		-	-		-	-	-	-	-
Conversion of promissory note	1,250,000	125	-	-	(25)		-	-		-	-	-	100	-
Fair value of warrants issued to consultants	-	-	-	-	54		-	-		-	-	-	54	-
Amortization of deferred compensation	-	-	-	-	-			16					16	-
Share-based compensation	-	-	-	-	169		-	-		-	-	-	169	-
Reclassification of note conversion and warrant derivative liabilities	-	-	-	-	18,283		-	-		-	-	-	18,283	-
Common stock issued to consultants	1,080,000	108	-	-	753		-	-		-	-	-	861	-
Net loss	-	-	-	-	-		(15,554)						(15,554)	(15,554)
Balance at June 30, 2011	30,991,873	3,099	-	274	80,695		(104,886)	-		-	10,545	(73)	(20,891)	(15,554

Issuance of common stock in connection with exercise of stock options	471,667	47	-	-	76		-	-		-	-	-	123	-
Conversion of senior secured convertible promissory note	4,700,000	470	-	-	(94)		-	-		-	-	-	376	-
Fair value of warrants issued to consultants	-	-	-	-	899		-	(649)		-	-	-	250	-
Amortization of deferred compensation	-	-	-	-	-		-	217		-	-	-	217	-
Share-based compensation	-	-	-	-	257		-	-		-	-	-	257	-
Common stock issued to consultants	3,000,000	300	-	-	1,603		-	-		-	-	-	1,903	-
Net loss	-	-	-	-	-		(14,636)	-		-	-	-	(14,636)	(14,636)
Balance at June 30, 2012	39,163,540	$3,916	$-	$274	$83,436		$(119,522)	$(432)	$	$-	10,545	$(73)	$(32,401)	$(14,636)

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(14,636)	$(15,554)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	72	91
Bad debt recoveries	(1)	(24)
Stock-based compensation expense	257	169
Note payment discount	-	201
(Gain) loss on disposal of equipment	(1)	2
Warrants issued to non-employees	467	54
Common stock issued to consultants	1,903	877
Change in fair value of warrant derivative liability	-	160
Change in fair value of note conversion option liability	-	7,159
Sales tax settlement adjustment	-	(232)
Changes in assets and liabilities:
Accounts receivable	885	(522)
Inventories	(1,326)	(907)
Prepaid expenses and other current assets	276	(282)
Cash overdraft	-	(11)
Accounts payable	(26)	(597)
Accrued expenses	1,421	763
Deferred revenue	173	726
Net cash used in operating activities	(10,536)	(7,927)

Cash flows from investing activities:
Purchases of property and equipment	(162)	(59)
Transfer to restricted funds, net	1,000	21
Payments received on note receivable	-	600
Net cash (used in) provided by investing activities	(161)	562

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and employee stock purchase plan	92	5
Principal repayments of long-term debt and capital lease obligations	(21)	(18)
Net borrowings on line of credit	10,446	7,642
Net cash provided by financing activities	10,517	7,629
Net change in cash and cash equivalents	(180)	264
Cash and cash equivalents at beginning of period	264	-
Cash and cash equivalents at end of period	$84	$264

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,693	$1,772

Non-cash Investing and Financing Activity:
Conversions of senior secured convertible promissory note to common shares	$376	$320
Conversion of convertible promissory note - related party	-	100
Common stock issued to consultants	1,903	877
Equipment purchased under capital lease	-	11
Exercise of stock options	31	-

The accompanying notes are an integral part of these consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Description of Business

Implant Sciences Corporation provides systems and sensors for the homeland security market and related industries.  We have developed and acquired technologies using ion mobility spectrometry to develop a product line for use in trace explosives and narcotics detection.  We currently market and sell our existing trace explosives and narcotics detector products while continuing to make significant investments in developing the next generation of these products.

Our fiscal year ends on June 30.  References herein to fiscal 2012 and fiscal 2011 refer to the fiscal years ended June 30, 2012 and 2011, respectively.

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

In December 2010, we entered into a payoff agreement with Core Systems Incorporated, pursuant to which we agreed to reduce the amount due under the note by $201,000, from $688,000 to $487,000 in exchange for accelerated payment of the note. In addition, Core Systems Incorporated paid an additional $50,000 to us, representing their portion of the California sales and use tax obligation resulting from the Core Systems asset sale. All of the agreed upon payments have been received. The early termination payment discount of $201,000 is included in our consolidated statement of operations for the year ended June 30, 2011.

Liquidity, Going Concern and Management’s Plans

Despite our current sales, expense and cash flow projections and $4,927,000 in  cash available from our line of credit with DMRJ, at September 25, 2012, an accredited institutional investor, (described below), we will require additional capital in the third quarter of fiscal 2013 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the year ended June 30, 2012, we reported a net loss of $14,636,000 and used $10,536,000 in cash from operations.  As of June 30, 2012, the Company had an accumulated deficit of approximately $119,522,000 and a working capital deficit of $33,062,000.  Management continually evaluates its operating expenses and its cash flow from operations. Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.  As of September 25, 2012, our principal obligations to DMRJ were approximately $33,429,000, with accrued interest of approximately $3,146,000.  We are required to repay all borrowings and accrued interest to DMRJ on March 31, 2013.  These conditions raise substantial doubt as to our ability to continue as a going concern.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our benchtop explosives and narcotics trade detector product.  To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources during the next twelve months.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

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

We have experienced a decrease in revenue for the year ended June 30, 2012 as compared with the comparable prior year period, due to decreased unit sales of our trace explosives products. Security product sales tend to have a long sales cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we have hired additional sales personnel in the fourth quarter of fiscal 2012 who have specific industry experience. However, there can be no assurance that these efforts will increase revenue.

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have experienced a decline in government contract revenue during  the year ended June 30, 2012 and have recorded no revenues from government contracts, due to the expiration of several contracts and our inability to secure new contracts.  Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ.  On September 5, 2012, we amended our credit agreements with DMRJ (see Note 14) pursuant to which we extended the maturity date of all of our indebtedness from September 30, 2012 to March 31, 2013 and issued to DMRJ a second senior secured convertible promissory note dated September 5, 2012, in the aggregate principal amount of $12,000,000. This note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) at an initial conversion rate of $1,000 per share.

For the year ended June 30, 2011 we recorded a non-cash charge of $160,000 in our consolidated statement of operations, to record the change in fair value of the warrant derivative liability and $7,159,000 to record the fair value of the note conversion option liability (see Notes 15 and 16). We recorded recurring non-cash adjustments to earnings through April 7, 2011, as a result of changes in fair value of the warrant and the note conversion option.  As of that date, the conversion and exercise price of the senior secured convertible promissory note and the amended and restated warrant were fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our consolidated statement of operations.  As of that date, the note conversion feature and warrant were no longer subject to adjustment and were no longer required to be recorded as a separate liability under ASC 815-40.  On April 7, 2011, we reclassified the note conversion liability and the warrant derivative liability, $17,845,000 and $438,000, respectively, to stockholders’ deficit.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 25, 2012, our obligation to DMRJ under the senior secured convertible promissory note, the senior secured promissory note, the second senior secured convertible promissory note and under the line of credit approximated $3,184,000, $1,000,000, $12,000,000 and $17,245,000, respectively. Further, as of September 25, 2012, our obligation to DMRJ for accrued interest under the senior secured convertible promissory note, the senior secured promissory note, the second senior secured convertible promissory note and line of credit approximated $3,146,000.

2.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our operations in Massachusetts and California and those of our wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider any securities with original maturities of 90 days or less at the time of investment to be cash equivalents.

Fair Value Measurements

Accounting Standards Codification (“ASC”) ASC 820, “Fair Value Measurements and Disclosures” establishes a three level fair value hierarchy to classify the inputs used in measuring fair value, which are as follows:

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

Fair Value of Financial Instruments

Our financial instruments at June 30, 2012 and 2011 include cash equivalents, restricted cash, accounts receivable, note receivable, accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory note and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 14, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the fair value measurements of assets and liabilities as of June 30, 2012:

		Fair Value Measurements as of June 30, 2012
Description (In thousands)	Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$1,562	$1,562	$-	$-
Senior secured convertible promissory note	3,600	-	-	3,600
Senior secured promissory note	1,000	-	-	1,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value measurements of assets and liabilities as of June 30, 2011:

		Fair Value Measurements as of June 30, 2011
Description (In thousands)	Carrying Value at June 30, 2011	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$1,562	$1,562	$-	$-
Senior secured convertible promissory note	3,600	-	-	3,600
Senior secured promissory note	1,000	-	-	1,000

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that are measured at fair value for each reporting period:

	For the Year Ended June 30, 2011
(In thousands)	Note Conversion Option Liability	Warrant Derivative Liability
Balance at beginning of fiscal period	$10,686	$278
Net change in fair value of financial instrument	7,159	160
Reclass to stockholders' deficit	(17,845)	(438)
Balance at end of fiscal period	$-	$-

The fair value of the warrant and note conversion liabilities was determined using a binomial option pricing model.  See Notes 15 and 16 for the assumptions used in calculating the fair values.

	Note Conversion Option Liability
	Three Months Ended
	September 30, 2010	December 31, 2010	March 31, 2011	April 7, 2011
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	161.00%	165.10%	161.00%	161.00%
Risk-free interest rate	0.19%	0.14%	0.16%	0.16%
Expected life (years)	0.50	0.25	0.50	0.48

	Warrant Derivative Liability
	Three Months Ended
	September 30, 2010	December 31, 2010	March 31, 2011	April 7, 2011
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	161.00%	165.10%	161.00%	161.00%
Risk-free interest rate	0.74%	0.99%	1.17%	1.17%
Expected life (years)	3.19	2.94	2.69	2.69

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, we amended our credit facility with DMRJ and reclassified the note conversion liability and the warrant derivative liability, $17,845,000 and $438,000, respectively, to stockholders’ deficit. As amended, the conversion price of the senior secured convertible promissory note and warrant to purchase shares of our common stock were both fixed at $0.08 per share. As of that date, the note conversion feature and warrant were no longer subject to adjustment and were no longer required to be recorded as a separate liability under ASC 815-40-15 “Derivatives and Hedging”. For the year ended June 30, 2012, changes in fair value were no longer required to be recorded in our consolidated statements of operations.

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

Patent Costs

As of June 30, 2012, there were thirteen active patents issued.  We expense legal costs and fees associated with patent applications and patent maintenance as incurred.

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

ASC 350 requires that goodwill and intangible assets with indefinite lives be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, management continually compares the reporting unit’s carrying value to the reporting unit’s fair value. We recognize an impairment of a long-lived asset if the carrying value of the long-lived asset is not recoverable from its estimated  future cash flows. We measure an impairment loss as the difference between the carrying amount of the asset and its estimated fair value.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2012, we had three irrevocable standby letters of credit outstanding in the approximate amount of $1,488,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between August 2, 2013 and May 4, 2015.

We have no other significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements.

We place our cash with financial institutions which we believe are of high credit quality.

Our revenues are derived from both domestic and international sales.  During the fiscal year ended June 30, 2012 and 2011, foreign sales represented 95% and 98%, respectively, of our revenue.  During the year ended June 30, 2012, we had revenues from two customers representing 33% and 12%, respectively, of total revenues for the year.  During the year ended June 30, 2011, we had revenues from two customers representing 62% and 10%, respectively, of total revenues. During the fiscal years ended June 30, 2012 and 2011, one customer from China represented 12% and 62%, respectively, of our revenue and one customer from Iraq represented approximately 33% of our revenue for the fiscal year ended June 30, 2012.

At June 30, 2012, one customer accounted for approximately $96,000 of accounts receivable, or 62% of accounts receivable outstanding as of that date.  At June 30, 2011 three customers accounted for approximately $565,000 of accounts receivable, or 89% of accounts receivable outstanding as of that date. We rely on a single contract manufacturer to provide manufacturing services for our handheld explosives detection product.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2012, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

Stock-Based Compensation

For the fiscal years ended June 30, 2012 and 2011, we recorded stock-based compensation expense for options that vested of approximately $257,000 and $169,000, respectively, as follows:

	Years Ended June 30,
	2012	2011
Cost of revenues	$15	$10
Research and development	90	39
Selling, general and administrative	152	120
Total	$257	$169

As of June 30, 2012, the Company has approximately $706,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 2.4 years.

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

The fair value of each option granted during fiscal years 2012 and 2011 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans
	Years Ended June 30,
	2012	2011
Dividend yield	0.0%	0.0%
Expected volatility	148% - 150%	160% - 167%
Range of risk-free interest rate	0.35% - 0.68%	0.67% - 1.28%
Expected life (years)	3.0 years	3.0 years
Forfeiture rate	10.0%	10.0%

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

Changes in the inputs and assumptions as described above can materially affect the measure of estimated fair value of share-based compensation.  We anticipate the amount of stock-based compensation will increase in the future as additional options are granted.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At June 30, 2012 and 2011, there were no unbilled accounts receivable. Generally, there are no prerequisites necessary to invoice.

Research and Development Costs

All costs of research and development activities are expensed as incurred. We perform research and development for ourselves and under contracts with others, primarily the U.S. government. In addition, periodically, we may continue our research on such projects at our own expense. These costs are considered Company-funded research and development.

We spent approximately $3,180,000 and $2,719,000 on internally funded research and development in the fiscal years ended June 30, 2012 and 2011, respectively.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expense.  Advertising costs were immaterial for the years ended June 30, 2012 and 2011.

Shipping and Handling

We account for shipping and handling cost within our cost of revenues.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Derivative Liability

Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contained reset provisions, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant was automatically adjusted to equal the price per share at which such shares were issued or deemed to be issued. The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended June 30, 2011 we recorded a non-cash charge of $160,000 in our consolidated statement of operations to record the change in fair value of the warrant derivative liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense/income recognized for changes in the valuation of the warrant derivative liability. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our consolidated statements of operations.  As of that date, the warrant was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the warrant derivative liability of $438,000 to stockholders’ deficit.

Note Conversion Option Liability

ASC 815-40-15 requires issuers to record, as liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contained reset provisions, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price would be automatically adjusted to equal the price per share at which such shares were issued or deemed to be issued. The conversion option liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended June 30, 2011 we recorded a non-cash charge of $7,159,000 in our consolidated statement of operations to record the change in fair value of the note conversion option liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. Changes in any of these variables resulted in material adjustments to the expense/income recognized for changes in the valuation of the note conversion liability. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the senior secured convertible promissory note was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our consolidated statements of operations. As of that date, the note conversion feature was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the note conversion liability of $17,845,000 to stockholders’ deficit.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of June 30, 2012 and 2011, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive. Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Years Ended June 30,
(In thousands except share and per share amounts)	2012	2011
Basic income (loss) per share:
Numerator:
Net loss	$(14,636)	$(15,554)

Denominator:
Weighted average shares	34,242,719	27,731,343

Basic loss per share	$(0.43)	$(0.56)

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted loss per share:
Numerator:
Net loss	$(14,636)	$(15,554)
Add: Interest expense on convertible debt	-	-
	$(14,636)	$(15,554)

Denominator:
Weighted average shares	34,242,719	27,731,343
Effect of dilutive securities:
Stock options	-	-
Warrants	-	-
Convertible debt	-	-
Convertible preferred stock	-	-
	-	-
Weighted average shares and equivalents	34,242,719	27,731,343

Diluted loss per share	$(0.43)	$(0.56)

Common stock equivalents excluded from the earnings per share calculation for the years ended June 30, 2012 and 2011 were as follows:

	For the Years Ended June 30,
	2012	2011
Common stock equivalents excluded:
Stock options	2,543,376	2,210,387
Warrants	1,102,776	1,006,304
Convertible debt	40,300,000	47,465,385
Convertible preferred stock	16,466,700	16,466,700
	60,412,852	67,148,776

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The adoption of ASU 2011-04 gives fair value the same meaning between U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 will be effective for fiscal years and interim periods beginning after December 15, 2011 and can be applied prospectively. However, changes in valuation techniques shall be treated as changes in accounting estimates.  The adoption of this update is not expected to have a material effect on our consolidated financial position and results of operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Restricted Cash and Investments – Current and Long-Term

As of both June 30, 2012 and June 30, 2011, we had restricted cash and investments, with maturities of less than one year, of $1,274,000 and $1,275,000, respectively, and restricted investments with maturities of more than one year, of $312,000.  Restricted cash and investments consisted of the following:

	June 30,
(In thousands)	2012	2011
Current assets
Certificates of deposit	$1,250	$1,250
Blocked account deposit	24	25
	$1,274	$1,275

Long-term assets
Certificates of deposit	$312	$312
	$312	$312

In September 2010, we entered into a supplementary agreement with China Civil Aviation Technology & Equipment Corporation Limited, known as AVITEC, effective as of February 2010, to extend the warranty period for the security products sold in July 2008 through August 2011.  To guarantee our performance under the supplementary warranty bond, and in view of the fact that we were not able to negotiate an extension to the existing letter of credit, AVITEC claimed compensation and drew against the letter of credit in July 2010, resulting in the transfer of $418,000 of funds held in the money market account to AVITEC. AVITEC agreed to transfer $418,000 to us, less nominal bank fees, upon expiration of the warranty bond in August 2011. The remaining funds held in the money market account, $21,000, were transferred to our operating account in July 2010.  As of June 30, 2011, the funds retained by AVITEC were included in our accounts receivable. In February 2012, AVITEC transferred the funds which had been retained to guarantee the supplementary warranty bond.

On September 4, 2009, we entered into an additional credit agreement with DMRJ. In connection with the credit agreement, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account will be applied towards the repayment of our obligations to DMRJ under the revolving note. Until the note and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of June 30, 2012 and 2011, the balance in the blocked collections account was $24,000 and $25,000, respectively.

The restricted investments of $1,562,000 held in certificates of deposit collateralize our performance under three irrevocable letters of credit issued in April 2010, aggregating to $1,488,000, in connection with our contract with the India Ministry of Defense, plus the bank required collateralization deposit of $74,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between August 2, 2013 and May 4, 2015.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves, consist of the following:

	June 30,
(In thousands)	2012	2011
Raw materials	$1,363	$705
Work in progress	280	122
Finished goods	1,550	1,040
Total inventories	$3,193	$1,867

As of June 30, 2012 and 2011, our reserves for excess and slow-moving inventories were $40,000 and $56,000, respectively.

5.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,
(In thousands)	2012	2011
Inventory	$450	$793
Insurance	56	101
Bank fees	35	63
Property and equipment	-	23
Other prepaid expenses	268	161
	$809	$1,141

6.

Property, Plant and Equipment, net

Property and equipment consist of the following:

	June 30,
(In thousands)	2012	2011
Machinery and equipment	$493	$386
Computers and software	409	389
Furniture and fixtures	12	9
Leasehold improvements	98	77
Equipment under capital lease	62	62
	1,074	923
Less: accumulated depreciation and amortization	854	794
	$220	$129

Depreciation expense for the fiscal years ended June 30, 2012 and 2011 was approximately $72,000 and $91,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,
(In thousands)	2012	2011
Accrued compensation and benefits	$1,224	$855
Accrued taxes	1	376
Accrued legal and accounting	230	181
Accrued interest	2,571	1,393
Accrued warranty costs	118	226
Other accrued liabilities	216	218
	$4,360	$3,249

Accrued taxes as of June 30, 2011, includes our accrual of $270,000 for sales and use tax, penalties and interest incurred as a result of an audit by California’s Board of Equalization on the sale of substantially all of the assets of Accurel Systems International Corporation in May 2007.  We appealed the Board of Equalization’s determination and in July 2011, the Board’s Appeals Division reduced the assessment of sales and use tax and interest to approximately $270,000, which has been reclassified to accounts payable.

In March 2012, we negotiated payment terms with the California Board of Equalization, providing for 36 equal monthly payments of $8,100 to retire the sales and use tax and interest obligation owed to the State of California.

8.

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

We account for uncertain income tax positions by accruing for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position. We review and update our accrual as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Years Ended June 30,
	2012	2011
Expected federal tax rate	-34.0%	-34.0%
State income taxes, net of federal tax benefit	-2.5%	-1.7%
Non-deductible expenses	1.6%	16.5%
Credits and other, net	-0.9%	-0.6%
Changes in valuation allowance	35.8%	19.8%
Effective tax rate	0.0%	0.0%

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

Significant components of our deferred tax assets and deferred tax liabilities as of June 30, 2012 and 2011 consists of the following:

	June 30,
(In thousands)	2012	2011
Deferred tax assets:
Net operating loss and tax credit carryforwards	$24,229	$19,331
Accrued expenses deductible when paid	690	469
Stock-based compensation	230	242
Financial statement over tax amortization	18	25
Financial statement over tax depreciation	2	6
Net deferred tax assets – discontinued operations	61	63
Deferred tax assets	25,230	20,136
Valuation allowance	(25,230)	(20,136)
Net deferred tax assets	$-	$-

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

The following table summarizes the changes in our deferred tax valuation allowance for the years ended June 30, 2012 and 2011:

		Deferred Tax Valuation Allowance
(In thousands)	Balance at Beginning of Year	Current Year Additions	Expired Loss Carryforwards	Balance at End of Year
2012	$20,136	$5,315	$(221)	$25,230
2011	17,045	3,374	(283)	20,136

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$59,612	$937	2023 to 2032
State	47,587	655	2013 to 2027

We have recorded a full valuation allowance against our net deferred tax assets of $25,230,000 as of June 30, 2012, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

Potential 382 Limitation

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service.  Our ability to utilize our net operating loss (“NOL”) and alternative minimum tax (“AMT”) and research and development credit (“R&D”) carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions.  These ownership changes may limit the amount of NOL, AMT and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined in Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups.

We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382 of the Code, but we believe that it is likely that an ownership change has occurred.  If we have experienced an ownership change, utilization of the NOL, AMT and R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  Any such limitation may result in the expiration of a portion of the NOL, AMT or R&D credit carryforwards before utilization.  Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN No. 48.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance.  Due to the existence of the valuation allowance, it is not expected that any potential limitation will have a material impact on our operating results.

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  At the adoption date and as of June 30, 2012, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2009 through 2012 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the years ended June 30, 2012 and 2011, we provided for no taxes in our consolidated statement of operations as we have significant net loss carryforwards.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

Commitments and Contingencies

Capital and Operating Leases

We lease manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on January 31, 2015.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, California, which lease was renewed and expires on March 31, 2013.  Total rent expense, including assessments for maintenance and real estate taxes for the years ended June 30, 2012 and 2011, was $339,000 and $335,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of June 30, 2012, the balance due is approximately $27,000 and is included in current liabilities.

Future minimum rental payments required under capital and operating leases with non-cancelable terms in excess of one year at June 30, 2012, together with the present value of net minimum lease payments, are as follows:

(In thousands)	Capital Lease Payments	Operating Lease Payments
Years ending June 30:
2013	$35	$262
2014	34	232
2015	3	138
2016	2	-
2017 and thereafter	-	-
	74	$632
Less: Amounts representing interest	(17)
Present value of future minimum lease payments	57
Less: Current portion	(24)
Net deferred tax assets	$33

License Agreements

We are obligated under one license agreement, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and narcotic applications, which we intend to incorporate into future security product offerings.  Future minimum royalty payments due under the license agreement are as follows:

(In thousands)
Years ending June 30:
2013	$125
2014	150
2015	-
2016	-
2017 and thereafter	-
$275

For the years ended June 30, 2012 and 2011, payments under a license agreement amounted to $100,000 and $75,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fiscal years ended June 30, 2012 and 2011, foreign sales represented 95% and 98%, respectively, of our revenue.  During the year ended June 30, 2012, we had revenues from two customers representing 33% and 12%, respectively, of total revenues for the year.  During the year ended June 30, 2011, we had revenues from two customers representing 62% and 10%, respectively, of total revenues.

11.

Research and Development Arrangements

We are the recipient of several grants under the U.S. Government’s Small Business Innovative Research (SBIR) Program.  The contracts with the Department of Defense and the Department of Homeland Security are both firm-fixed price and cost-plus type programs with contract terms varying from six to twenty-four months.  For the years ended June 30, 2012 and June 30, 2011 we recorded no revenue under government contracts.  As of June 30, 2010 all of our contracts with the Department of Defense and the Department of Homeland Security have been completed and were closed.

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

Robert Liscouski (“Mr. Liscouski”), a member of our Board of Directors, serves as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the years ended June 30, 2012 and 2011, this advisory firm was paid $105,000 and $174,000, respectively.  We also issued 500,000 shares of common stock to this advisory firm in fiscal 2010.  As of June 30, 2012, our obligation to the advisory firm was $83,000. In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the years ended June 30, 2012 and 2011, Mr. Liscouski was paid $195,000 and $63,000, respectively.  As of June 30, 2012, we had no obligation to Mr. Liscouski.

On June 4, 2009, Michael Turmelle (“Mr. Turmelle”), a member of the Board of Directors of the Company loaned $100,000 to us (see Note 13).

13.

Notes Payable

In June 2009, Mr. Turmelle, a member of our Board of Directors, loaned $100,000 to us.  The loan bears interest at 10% and is unsecured.  In November 2009, we issued a convertible promissory note to Mr. Turmelle in consideration of that loan. The principal amount of the loan was convertible in whole or in part at the option of Mr. Turmelle into shares of our common stock at a conversion price of $0.08 per share. In July 2010, Mr. Turmelle converted the entire principal amount of the loan into 1,250,000 shares of our common stock.

As of June 30, 2012 and 2011, we had no obligation under the note for borrowed funds.  As of June 30, 2012 and 2011, our obligation to Mr. Turmelle for accrued interest approximated $11,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.

Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc. (“Med-Tec”), our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over an estimated useful life of 29 months.  The outstanding and past due principal balance, as of June 30, 2012 and 2011, was approximately $30,000 and $42,000, respectively.

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

The note and warrant contained reset terms providing that, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price or warrant exercise price then in effect, the conversion price and exercise price would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued.   Upon  the adoption of ASC 815-40-15, “Derivatives and Hedging”, the note conversion option liability and warrant derivative liability were required to be initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period.

We valued the note upon issuance at its residual value of $4,341,000 based on the fair values of the financial instruments issued in connection with this convertible debt financing, including the warrant, the fair value of the note conversion option liability and the fair value of the CorNova common stock transferred to DMRJ.  The amounts recorded in the financial statements represents the amounts attributed to the senior secured convertible debt of $5,600,000, net of the fair value $153,000 allocated to the warrant, $638,000 allocated to the note conversion liability fair value and $468,000 representing the estimated fair value of the CorNova common stock transferred to DMRJ.  The note discount was calculated based upon the residual method. The discount on the note was amortized to interest expense over the initial term of the note.  The fair value of the warrant and note conversion liabilities were determined using a binomial option pricing model, which includes variables such as expected volatility of our share price, interest rates, and dividend yields.  These variables are based on our historical data, experience, and other factors (see Notes 15 and 16).

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

In July 2009, we entered into an amendment to the December 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000. We valued the note at its residual value of $726,000 based on the relative fair value of the Series F Convertible Preferred Stock issued in conjunction with the note (see Note 17).

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We considered the guidance in ASC 470-50-40-15, “Debt Modifications and Extinguishments,” and have concluded that the April 2011 amendment to the DMRJ credit facility was a debt modification, not an extinguishment, and have not recognized a gain or loss on this transaction in our consolidated statements of operations.  Further, we did not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature as a result of this amendment.

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

On February 21, 2012, we amended each of our credit instruments with DMRJ,  to extend the maturity of all of our indebtedness to DMRJ to September 30, 2012.

On September 5, 2012, we amended our credit agreements with DMRJ. Pursuant to those amendments: (i) we extended the maturity date of all of our indebtedness from September 30, 2012 to March 31, 2013 and (ii) issued to DMRJ a second senior secured convertible promissory note in the  principal amount of $12,000,000 (the “New Note”).

The New Note bears interest at the rate of 15% per annum. The principal balance of the New Note, together with all outstanding interest and all other amounts owed thereunder, will be due and payable on March 31, 2013. The New Note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock  at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series H Preferred Stock, the “Series H Original Issue Price”).

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DMRJ will have the option to require us to repurchase any or all of the shares of Series H Preferred Stock owned by DMRJ, at the Series H Original Issue Price per share, if we do not (i) by December 31, 2012, have at least one of our products receive qualified or approved status on the “Transportation Security Administration Air Cargo Screening Technology List (ACSTL) – For Passenger Aircraft” or placed on the Transportation Security Administration’s “Explosive Trace Detector Qualified Product List (QPL)”; or (ii) achieve revenues of at least $7,500,000 per fiscal quarter, commencing with fiscal quarter ending June 30, 2013. Payment of the repurchase price may be made, at our option, in cash or by offsetting against an advance under the revolving credit facility. To the extent that the advance, together with all other outstanding amounts under the revolving credit facility, would exceed the borrowing limit under the that facility (currently $23,000,000), DMRJ has agreed to amend the facility to increase the borrowing limit to an amount sufficient to pay the repurchase price.

The holders of the Series H Preferred Stock will be entitled to receive, prior to the payment of any dividends with respect to our Common Stock and/or Series G Convertible Preferred Stock (together, “Junior Stock”), cumulative dividends on each share of Series H Preferred Stock at a rate equal to 15% of the Series H Original Issue Price per annum, (i) when, as and if declared by our Board of Directors, (ii) upon a liquidation, dissolution or winding up of the Company (a “Liquidation Event”), or (iii) upon the repurchase or conversion of the Series H Preferred Stock All dividends accruing on the Series H Preferred Stock are payable by the issuance of additional shares of Series H Preferred Stock.

Upon a Liquidation Event, the holders of shares of Series H Preferred Stock then outstanding will be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment is made to the holders of Junior Stock in respect of such stock, an amount per share equal to the Series H Original Issue Price, plus any accrued but updated dividends thereon, whether or not declared. At the option of holders of a majority of the outstanding Series H Preferred Stock, (i) a consolidation or merger of us with or into another entity or person, or any other corporate reorganization, in which the our stockholders immediately prior to such consolidation, merger or reorganization do not hold at least a majority of the resulting or surviving entities’ voting power immediately following such consolidation, merger or reorganization, or (ii) a sale or transfer of all or substantially all of our assets for cash, securities or other property, will be deemed to be a Liquidation Event.

Each share of Series H Preferred Stock will be convertible, at the option of the holder, into that number of shares of Common Stock as is determined by (i) dividing the Series H Original Issue Price by the Series H Conversion Price (as defined below) in effect at the time of conversion and (ii) multiply the result by 1,000. The “Series H Conversion Price” will initially be equal to $1,090, and is subject to adjustment in the event that (a) we issue additional shares of Common Stock as a dividend or other distribution on outstanding shares of Common Stock, (b) there is a split or subdivision of outstanding shares of Common Stock, or (c) there is a combination or reverse stock split of outstanding shares of Common Stock into a smaller number of shares of Common Stock. Assuming no adjustments to the Series H Original Issue Price or the Series H Conversion Price, the New Note will be convertible indirectly, at DMRJ’s option, into shares of Common Stock at an effective conversion price of $1.09 per share, which represents a discount of approximately 20% from the daily volume weighted average price of the Common Stock over the 20 trading days preceding the date of the amendment.

The holders of the Series H Preferred Stock will have no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the outstanding Series H Preferred Stock, we may not (i) amend, alter or repeal any provision of its Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series H Preferred Stock; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series H Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of its equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series H Preferred Stock with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

The failure to refinance this indebtedness or otherwise negotiate extensions of our obligations to DMRJ would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2012, our obligations to DMRJ under the senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,224,000, $1,000,000 and $26,231,000, respectively.  Further, as of June 30, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured convertible promissory note and the line of credit approximated $2,555,000 and is included in current liabilities in the accompanying consolidated financial statements.

As of September 25, 2012, our obligations to DMRJ under the senior secured convertible promissory note, the senior secured promissory note, the second senior secured convertible promissory note and under the line of credit approximated $3,184,000, $1,000,000, $12,000,000 and $17,245,000, respectively.  Further, as of September 25, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the senior secured promissory note, the second senior secured convertible promissory and the line of credit approximated $3,146,000.

15.

Note Conversion Option Liability

ASC 815-40-15, “Derivatives and Hedging”, requires issuers to record, as assets and liabilities, financial instruments that provide for reset provisions as an adjustment mechanism to the relevant exercise or conversion price, since they are not deemed to be indexed to our common stock. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ, we issued a senior secured promissory note in the principal amount of $5,600,000. The promissory note contained reset provisions, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price, the conversion price would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The conversion option liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended June 30, 2011 we recorded a non-cash charge of $7,159,000 in our consolidated statement of operations to record the change in fair value of the note conversion option liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors.

The note conversion option liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Note Conversion Option Liability Fair Value Calculation
(In thousands except per share amounts)	June 30, 2010	April 7, 2011
Convertible debt amount	$3,920	$3,680
Potential number of convertible shares	49,000	46,000
Conversion price	$0.08	$0.08
Stock price on date of measurement	$0.30	$0.46
Expected volatility	157.1%	161.0%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	0.17%	0.16%
Expected term (years)	0.25	0.48
Fair value	$10,686	$17,845

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the note conversion option liability was measured at the end of each reporting period and the change in fair value was reported in our consolidated statement of operations. Upon adoption of ASC 815-40-15 at July 1, 2009, we recorded a fair value note conversion option liability of $1,183,000 resulting in an $802,000 adjustment to the opening balance of accumulated deficit. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the senior secured convertible promissory note was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our consolidated statement of operations. As of that date, the note conversion feature was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the note conversion liability of $17,845,000 to stockholders’ deficit. As of June 30, 2011 the note conversion liability amounted to $0.

16.

Warrant Derivative Liability

ASC 815-40-15, “Derivatives and Hedging”, requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. In our December 10, 2008 financing transaction with DMRJ, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant contained reset provisions, in the event that we issued additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the exercise price, the warrant would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued. The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended June 30, 2011 we recorded a non-cash charge of $160,000  in our consolidated statement of operations to record the change in fair value of the warrant derivative liability. Fair value was estimated using a binomial option pricing model, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors.

The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability – Fair Value Calculation
(In thousands except per share amounts)	June 30, 2010	April 7, 2011
Shares eligible to be purchased	1,000	1,000
Exercise price	$0.08	$0.08
Stock price on date of measurement	$0.30	$0.46
Expected volatility	157.1%	161.0%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	1.17%	1.17%
Expected life (years)	3.44	2.69
Fair value	$278	$438

We originally recorded the fair value of this warrant of approximately $160,000 as an increase to additional paid in capital.  Upon adoption of ASC 815-40-15 at July 1, 2009, we reclassified $160,000 from additional paid in capital to the warrant derivative liability. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share and subsequent changes in fair value were no longer required to be recorded in our consolidated statement of operations. As of that date, the warrant was no longer subject to adjustment and was no longer required to be recorded as a separate liability under ASC 815-40-15. On April 7, 2011, we reclassified the warrant derivative liability of $438,000 to stockholders’ deficit. As of June 30, 2011, the warrant derivative liability amounted to $0.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.

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

As of the date of issuance, we recorded the relative fair value of the Series F Preferred Stock of approximately $274,000 against the July 1, 2009 senior secured promissory note, which was accreted to the note over the life of the note.  The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For the year ended June 30, 2010, $274,000 was accreted to the note and was recorded as interest expense in our consolidated statement of operations. Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options,” addresses the accounting for convertible instruments with beneficial conversion features.  In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the Series F Preferred Stock converts into. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009, the beneficial conversion feature on the Series F Preferred Stock was $329,000 and was accounted for as a deemed dividend. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement and issued shares of a new series of Series G convertible preferred stock in exchange for the Series F convertible preferred stock (see Note 18).

18.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.

Stockholders’ Deficit

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock. The fair value of warrants issued is determined using a binomial option pricing model. In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share. The warrant is exercisable between December 10, 2008 and December 10, 2013. We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which was accreted to the note and interest expense was recorded over the life of the note. In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, in July 2009, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08. We adopted ASC 815-40-15 as of July 1, 2009 and reclassed $160,000 from additional paid in capital to the warrant derivative liability. The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement. As amended on April 7, 2011, the conversion price of the warrant was fixed at $0.08 per share. As of that date, the warrant was deemed to be indexed to our common stock and subsequent changes in fair value were no longer required to be recorded in our consolidated statement of operations. For the year ended June 30, 2011, we recorded a non-cash charge of $160,000 in our consolidated statement of operations (see Note 15).

In May 2011, we entered into two advisory and consulting services agreements, pursuant to which we agreed to issue up to an aggregate of 4,000,000 shares of our common stock.  In fiscal 2011 we issued 1,000,000 shares of common stock, having a value of $800,000, under these agreements and we have agreed to issue the balance of the 4,000,000 shares in monthly installments of 166,667 shares to each of the two advisors in fiscal 2012. In fiscal 2012 we issued 3,000,000 shares of our common stock in equal monthly installments to the two advisors.

As of June 30, 2012, there were warrants outstanding to purchase 3,555,352 shares of our common stock at exercise prices ranging from $0.08 to $1.14 expiring at various dates between December 10, 2013 and June 6, 2017.

We issued 471,667 and 27,133 shares of common stock during the years ended June 30, 2012 and 2011, respectively, as a result of the exercise of options by employees and consultants.

We estimated the fair value of the warrants issued during fiscal 2012 using a binomial option pricing model using the following input assumptions:

Year Ended June 30, 2012
Dividend yield	0.0%
Weighted-average volatility	140.9%
Weighted-average risk-free interest rate	0.40%
Weighted-average life of warrants	1 year

We issued five warrants in fiscal 2012 and three warrants in fiscal 2011. For the years ended June 30, 2012 and 2011, we recorded non-cash charges for warrants that vested of $467,000 and $54,000, respectively, in our consolidated statements of operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2012:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Intrinsic Value per Share
$0.08 - $0.54	1,411,492	$0.15	$1.25
$0.08 - $1.14	2,143,860	0.87	0.53
	3,555,352	0.59	-

The following table presents the warrant activity for the years ended June 30, 2012 and 2011:

	2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Warrants outstanding as of July 1	3,027,291	$0.58	2,609,986	$2.44
Issued	1,100,000	0.93	1,200,000	0.76
Exercised	-	-	-	-
Expired	(571,939)	2.78	(782,695)	5.90
Warrants outstanding as of June 30	3,555,352	$0.59	3,027,291	$0.88
Warrants exercisable as of June 30	2,055,352	$0.58	2,609,986	$0.58
Weighted-average fair value of warrants granted during the year		$0.71		$0.64

Employee Stock Purchase Plan

In December 2006, we adopted the 2006 Employee Stock Purchase Plan. The 2006 Plan provides a method whereby our employees have an opportunity to acquire an ownership interest in the company through the purchase of shares of our common stock through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The plan periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to us and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of June 30, 2012 and 2011, a total of 380,543 shares are available for issuance under the 2006 Plan.

We issued no shares of common stock during the years ended June 30, 2012 and 2011, under the employee stock purchase plan.

Treasury Stock and Other Transactions

In June 2004, our Board of Directors authorized us to repurchase up to 300,000 shares of our common stock, from time to time in the open market, privately negotiated transactions, and block transactions or at time and prices deemed appropriate by management.  As of June 30, 2012 and 2011, 10,545 shares were held in treasury at cost.  During each of the years ended June 30, 2012 and 2011, we did not repurchase shares of our common stock.  As of June 30, 2012, the maximum number of shares authorized to be repurchased were 289,455.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.

Stock Based Compensation

In December 2000, we adopted the 2000 Incentive and Non-Qualified Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 5% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. The Committee may in its discretion provide upon the grant of any option that we may repurchase, upon terms and conditions determined by the Committee, all or any number of shares purchased upon exercise of such option. A total of 600,000 shares were originally reserved for issuance under the 2000 Plan. In December 2003, our stockholders approved an increase in the 2000 Plan from 600,000 shares to 1,000,000 shares. In December 2004, our stockholders approved an increase in the 2000 Plan from 1,000,000 shares to 1,500,000 shares. The 2000 Plan expired in October 2010, as such no further options grants may be issued under this plan.

In December 2004, we adopted the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 500,000 shares were originally reserved for issuance under the 2004 Plan. In December 2005, our stockholders approved an increase in the 2004 Plan from 500,000 shares to 1,000,000 shares.  In December 2007, our stockholders approved an increase in the 2004 Plan from 1,000,000 shares to 2,000,000 shares. In March 2012, our stockholders approved an increase in the 2004 Plan from 2,000,000 shares to 4,000,000. As of June 30, 2012, there are no shares are available for issuance under the 2004 Plan. See Note 23 for further information on a subsequent amendment to the 2004 Plan.

The following table presents the activity of the 2000 and 2004 Stock Option Plans for the year ended June 30, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of July 1, 2011	4,320,538	$0.37	5.7	$168
Issued	1,324,650	0.65
Exercised	(471,667)	0.26
Cancelled	(187,521)	1.03
Options outstanding as of June 30, 2012	4,986,000	$0.43	5.0	$2,092
Options exercisable as of June 30, 2012	3,206,770	$0.32	5.4	$1,430
Options vested or expected to vest as of June 30, 2012	4,808,077	$0.42	5.0	$2,026

The weighted average grant date fair value of options granted for the years ended June 30, 2012 and 2011 were $0.52 and $0.48, respectively.  See Note 2 for further discussion on the methods and assumptions used in determining the fair value of our options.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding outstanding options at June 30, 2012:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$0.08 - $0.46	3,545,600	5.3	$0.22	2,808,203	$0.16
$0.52 - $2.30	1,380,400	4.2	0.74	338,567	0.73
$3.07 - $3.89	45,000	3.0	3.71	45,000	3.71
$9.92 - $10.00	15,000	2.4	9.97	15,000	9.97
	4,986,000	5.0	0.43	3,206,770	0.32

As of June 30, 2012 there was $706,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This expense is expected to be recognized as follows:

Years Ending June 30: (In thousands)
2013	$311
2014	264
2015	131
$706

As of June 30, 2012, the unrecognized compensation expense related to stock option awards is expected to be recognized as expense over a weighted-average period of 2.4 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2012 of $1.40 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2012.  Total intrinsic value of stock options exercised under the stock option plans for the years ended June 30, 2012 and 2011 was $267,000 and $8,000, respectively.  The total fair value of stock options that vested during the years ended June 30, 2012 and 2011 was $231,000 and $119,000, respectively.

21.

Benefit Plans and Employment Agreements of Executive Officers

We have a defined contribution plan, the Implant Sciences Corporation 401(k) Profit Sharing Plan, established under Section 401(k) of the Internal Revenue Code.   All full-time employees who are 21 years of age are eligible to participate on the beginning of the first month after 30 days of employment.  The company’s contributions are discretionary.   We made no matching contributions during either fiscal 2012 or 2011.

In February 2009, we entered into a new three-year employment agreement with Mr. Glenn D. Bolduc (“Mr. Bolduc”), our President and Chief Executive Officer, pursuant to which Mr. Bolduc receives a base salary of $275,000 per year, commencing on January 1, 2009.  After the third year, the agreement will automatically renew for additional one-year periods unless notice of non-renewal is given by either party.  The agreement also provides for Mr. Bolduc to be eligible to receive incentive compensation in an amount of up to 50% of his based salary, upon the achievement of certain performance milestones established by the Board of Directors and a car allowance.  Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between us and Mr. Bolduc within 60 days after the commencement of each such fiscal year. At June 30, 2012, Mr. Bolduc’s base salary was paid at the rate of $375,000 per annum.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with his employment agreement, Mr. Bolduc has been granted an incentive option under the 2004 Stock Option Plan to purchase 680,000 shares of our common stock at an exercise price of $0.17 per share.  The option vests in equal annual installments over a three-year period commencing on January 1, 2010.  These options were valued using the Black-Scholes method, using the following assumptions; volatility of 99.0%, risk-free interest rate of 1.52%, expected life of six years and expected dividend yield of 0.0%. The fair value of Mr. Bolduc’s option as of the grant date was $0.13 per share. For the years ended June 30, 2012 and 2011, we recorded stock-compensation of $17,000 and $46,000, respectively.

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

In March 2012, we entered into a three-year employment agreement with Dr. William J. McGann (“Dr. McGann”), our Chief Operating Officer, pursuant to which Dr. McGann receives a base salary of $250,000 per year, commencing on April 2, 2012. After the third year, the agreement will automatically continue unless notice of termination is given by either party.  We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Dr. McGann employment is terminated by us without “cause” or Dr. McGann resigns for “good reason” (as those terms are defined in the agreement).  Dr. McGann’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Dr. McGann to be eligible to receive incentive compensation in an amount of up to $31,250 and $125,000, for the fiscal years ended June 30, 2012 and June 30, 2013, respectively, upon the achievement of certain performance milestones to be established by the Board of Directors.  No bonus was payable to Dr. McGann for the fiscal year ended June 30, 2012. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. McGann within 60 days after commencement of each such fiscal year.

The agreement also provides that within 30 days after the completion of an equity financing the gross proceeds of which to the Company are not less than $15,000,000, the Company will grant Dr. McGann an incentive stock option to purchase that number of shares of common stock of the Company which, together will all other option and equity awards previously issued by the Company, will equal approximately 1% of the Company’s fully diluted equity.

In May  2012, we entered into a three-year employment agreement with Dr. Darryl Jones, our Vice President of Sales and Marketing, (“Dr. Jones”) pursuant to which Dr. Jones will receive a base annual salary of $235,000 per year, commencing on May 7, 2012.  After the third year, the agreement will automatically continue unless notice of termination is given by either party.   We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Dr. Jones employment is terminated  by us without “cause” or Dr. Jones resigns for “good reason” (as those terms are defined in the agreement).  Dr. Jones’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreement provides for Dr. Jones to be eligible to receive incentive compensation in an amount of up to $17,384 and $117,500, for the fiscal years ended June 30, 2012 and June 30, 2013, respectively, upon the achievement of certain performance milestones to be established by the Board of Directors. No bonus was payable to Dr. Jones for the fiscal year ended June 30, 2012.  Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. Jones within 60 days after commencement of each such fiscal year.

The agreement also provides that within 30 days after the completion of an equity financing the gross proceeds of which to the Company are not less than $15,000,000, the Company will grant Dr. Jones an incentive stock option to purchase that number of shares of common stock of the Company which, together will all other option and equity awards previously issued by the Company, will equal approximately 1% of the Company’s fully diluted equity.

22.

Legal Proceedings

In January 2011, Fulong Integrated Technique, Ltd. (“Fulong”) filed a complaint against us in the Middlesex Superior Court of the Commonwealth of Massachusetts, alleging non-payment of amounts owed for services provided to us in connection with the sale of handheld explosives detection equipment to a customer in China in the first quarter of fiscal 2009. Fulong seeks general monetary damages, other statutory damages, attorneys’ fees and costs. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims. Nevertheless, to avoid further expenses of litigation, we have entered into settlement negotiations with Fulong. No assurances can be given that these negotiations will be successful. We have filed counterclaims against Fulong and, if the matter is not resolved through negotiation, we will continue to contest the matter vigorously. We have filed counterclaims against Fulong, and are contesting the matter vigorously. If, however, Fulong is ultimately successful, it could have a material adverse effect on our business and financial condition. We are currently in settlement negotiations with Fulong.

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

23.

Subsequent Events

On July 3, 2012, DMRJ converted $40,000 of the principal amount owed by us under a promissory note into 500,000 shares of our common stock, at an adjusted conversion price of $0.08 per share.

On August 22, 2012, DMRJ converted 12,000 shares of the Series G Convertible Preferred Stock into 1,200,000 shares of our common stock.

On September 19, 2012, DMRJ converted 10,000 shares of Series G Convertible Preferred Stock into 1,000,000 shares of our common stock.

On September 5, 2012, we entered into an omnibus ninth amendment to credit agreement and eleventh amendment to note and warrant purchase agreement with DMRJ. See Note 14 for further information on these amendments to our credit facilities with DMRJ.

On September 7, 2012, we adopted an amendment to our 2004 Stock Option Plan increasing the total number of shares of the common stock issuable thereunder from 4,000,000 to 20,000,000, approved stock option grants to members of the board of directors and management and adopted our Change of Control Payment Plan.  Please refer to our Current Report on Form 8-K filed on September 13, 2011 for further information.

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

Dated: September 28, 2012	Implant Sciences Corporation
	By:	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 28, 2012	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer (Principal Executive Officer) Chairman of the Board
Dated: September 28, 2012	/s/ William J. McGann William J. McGann Chief Operating Officer Director
Dated: September 28, 2012	/s/ Roger P. Deschenes Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: September 28, 2012	/s/ Michael C. Turmelle
Michael Turmelle Director
Dated: September 28, 2012	/s/ Robert P. Liscouski
Robert Liscouski Director
Dated: September 28, 2012	/s/ Howard Safir
Howard Safir Director
Dated: September 28, 2012	/s/ John A. Keating
John Keating Director