Form 10-K/A
period 2012-06-30
IMPLANT SCIENCES CORP
filed 2012-10-29
CIK 1068874

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❑  No ☒

As of October 25, 2012, 43,881,661 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2011, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $19,257,000 based on the last sale price as reported by the American Stock Exchange on such date.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, originally filed on September 28, 2012 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of our fiscal year ended June 30, 2012. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, Amendment No.1 restates only Part III of the Original Filing and includes the exhibits as set forth in Item 15 herein; no other changes have been made to the Original Filing.  This Amendment No.1 continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

In May 2009, our Board of Directors increased the size of the board from five directors to seven directors.  Our Board of Directors is currently comprised of six directors.  The directors and named executive officers, their ages and positions, as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of September 30, 2012.

There are no family relationships between any director, named executive officer, or person nominated or chosen to become a director or executive officer.

Name	Age	Position
Glenn D. Bolduc	60	Chairman of the Board, President and Chief Executive Officer
Brenda L. Baron	50	Vice President, Manufacturing and Technical Services
Roger P. Deschenes	54	Vice President, Finance and Chief Financial Officer
Darryl K. Jones	54	Vice President, Sales and Marketing
William J. McGann	54	Chief Operating Officer, Director
Todd A. Silvestri	46	Vice President, Advanced Technology and Product Development
John A. Keating	59	Director
Robert P. Liscouski	58	Director
Howard Safir	71	Director
Michael C. Turmelle	53	Director

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

Dr. Darryl K. Jones joined us in May 2012 as Vice President, Sales and Marketing. From 2009 until he joined the Company, Dr. Jones served as Vice President, Global Product Management at Morpho Detection, Inc., a business unit of the Safran Group. From 2006 through 2009, Dr. Jones served as General Manager, Global Security Sales at GE Security and served as Global Business Manager at GE Healthcare from 2003 through 2006. Dr. Jones holds a Ph.D. in Optical Science and Engineering from the University of Alabama in Huntsville, a Masters of Arts in Physics and Bachelor of Arts from Fisk University.

Dr. William J. McGann joined us in April 2012 as Chief Operating Officer. Dr. McGann was also appointed as a director of the Company. Dr. McGann had served as a strategic advisor to Glenn D. Bolduc, Chief Executive Officer of the Company since April 2011. Prior to his appointment as Chief Operating Officer of the Company, from March 2010 to the present, Dr. McGann served as Vice President, Engineering, Global Fire Products, UTC Fire and Security, a business unit of United Technologies Corporation. From January 2005 through March 2010, Dr. McGann served as Vice-President, Research and Development at GE Ion Track and was promoted to Chief Technology Officer of GE Security. From January 1991 through January 2005, Dr. McGann served as Vice President, Research and Development and was one of the founders of Ion Track Instruments, where he played a key role in creating an industry around explosives trace detection (ETD) science and technology. Ion Track was sold to General Electric in 2005. Dr. McGann holds a Ph.D. in Physical Chemistry from the University of Connecticut, where his doctoral work was in the area of Magnetic Resonance and Laser Spectroscopy.

Our Board of Directors has concluded that Dr. McGann is uniquely qualified to serve as a director based on his experience and leadership as an executive of a public company and his deep knowledge of the security industry and specific expertise in explosives trace detection.

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

John A. Keating has served on our board of directors since May 2009.  Mr. Keating has been an independent consultant since April 2012, prior to which time he served as the Vice President of Global Customer Fulfillment for the Timberland Company, a premium global footwear brand with sales in excess of $1.2 billion in 2011. Mr. Keating was responsible for all transportation, distribution, customs, and order management. In addition, Mr. Keating oversaw North American customer service and apparel sourcing operations.  Mr. Keating holds a B.A. degree from Bridgewater State University and an M.B.A. from Suffolk University. He is a recognized expert in supply chain and supply chain systems.

Our Board of Directors has concluded that Mr. Keating is uniquely qualified to serve as a director based on his experience and leadership roles as an executive of a public company and his knowledge of transportation and distribution operations.

Robert P. Liscouski has served on our board of directors since May 2009.  Since July 2009, Mr. Liscouski has been a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm. Mr. Liscouski was the first Assistant Secretary for Infrastructure Protection for the Department of Homeland Security, serving from March 2003 to February 2005.  Mr. Liscouski’s private sector experience includes serving as the CEO of Content Analyst, a software company that automates the analysis and categorization of large volumes unstructured text and data, as Director of Information Assurance for The Coca-Cola Company and Vice President, Law Enforcement Division, for ORION Scientific Systems.  Mr. Liscouski’s government experience includes 11 years as a Special Agent with the Diplomatic Security Service of the U.S. Department of State with assignments including being the State Department representative to INTERPOL, Mobile Training Team Leader, Beirut and Rome, and five years with the Bergen County, NJ, Prosecutor’s Office as an undercover and homicide investigator.  Mr. Liscouski is a Senior Fellow at the Center of Strategic and International Studies in Washington, D.C. and served for 12 years as an advisor to the U.S. government on technology matters.  Mr. Liscouski holds a B.S. degree in Criminal Justice from John Jay College of Criminal Justice and a Masters of Public Administration from the Kennedy School of Government, Harvard University.

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

Michael C. Turmelle has served on our board of directors since December 2005.  Since November 2007, Mr. Turmelle has served as the Principle of SFTT Consulting, assisting companies in the renewable energy, medical devices and security markets with financial, strategic, and operational issues.  From 1987 until October 2007, Mr. Turmelle worked for SatCon Technology Corporation, holding several positions including Chief Financial Officer from 1991 until 2000 and Chief Operating Officer from 2000 to 2005.  Mr. Turmelle holds a B.A. degree in Economics from Amherst College and a Financial Management Program certificate from General Electric.

Our Board of Directors has concluded that Mr. Turmelle is uniquely qualified to serve as a director based on his past and current leadership and executive roles, financial and operational skills, business judgment and knowledge of corporate governance matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to the Company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2012, with the exception of Mr. Turmelle, who filed one such report on August 14, 2012 with respect to sales of 100,000 shares of our Common Stock over five trading days between December 16, 2011 and December 22, 2011 and 100,000 shares of our Common Stock over three trading days between April 2, 2012 and April 4, 2012.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief operating officer and chief financial officer.  The code of ethics is posted on our website at www.implantsciences.com.We intend to include on our website any amendments to, or waivers from, a provision of our code of ethics that applies to our chief executive officer, chief operating officer and chief financial officer that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K.

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

Board Attendance

The Board of Directors met five times and held six meetings by telephone conference call during the fiscal year ended June 30, 2012.  With the exception of Mr. Keating, each director attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which he served during fiscal 2012.

The Board of Directors has four standing committees; Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee, and Risk Management Committee.  The membership of each, as of September 30, 2012, is indicated in the table below:

Director	Audit	Compensation	Nominating/Corporate Governance	Risk Management
John A. Keating
Robert P. Liscouski		X	X	Chairman
Howard Safir	X	X
Michael C. Turmelle	Chairman	Chairman	Chairman

Nominating/Corporate Governance Committee

Effective as of September 30, 2012, the Nominating/Corporate Governance Committee consists of Messrs. Liscouski and Turmelle. Mr. Turmelle serves as chairman of the Nominating/Corporate Governance Committee.  The Nominating/Corporate Governance Committee leads the Board’s effort at ensuring we have qualified directors by: (i) identifying individuals qualified to become Board members consistent with criteria approved by the Board and recommending to the Board a group of director nominees for each annual meeting of stockholders; (ii) recommending nominees to fill any vacancies which may occur during the year; (iii) considering candidates for nominees as directors of the Company who are recommended by stockholders entitled to do so under our By-laws; and (iv) ensuring that the Audit, Compensation and Nominating/Corporate Governance Committees of the Board have qualified and experienced “independent” directors.  The Board has adopted a written charter for the Nominating/Corporate Governance Committee which is posted on our website at www.implantsciences.com.

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

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Effective as of September 30, 2012, the Audit Committee consists of Messrs. Turmelle, Safir and Keating. The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:

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

The Board of Directors has determined that Mr. Turmelle, who serves as the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

During the fiscal year ended June 30, 2012, the Audit Committee met four times.  The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

Compensation Committee

Effective as of September 30, 2012, the Compensation Committee consists of Messrs. Liscouski, Turmelle and Safir.  Mr. Turmelle serves as chairman of the Compensation Committee.  The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans.    During the fiscal year ended June 30, 2012, the Compensation Committee met once.  The responsibilities of the Compensation Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

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

Compensation Committee Interlocks and Insider Participation

The Board of Directors has determined that, as of September 30, 2012, each of the members of the Compensation Committee is an “independent” director within the meaning of the NYSE Amex (formerly, American Stock Exchange) listing standards and meets the independence requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, with the exception of Mr. Liscouski, who currently serves as a member of our Compensation Committee and Nominating / Corporate Governance Committee. The Board of Directors determined, subsequent to June 30, 2012, that Mr. Liscouski was not an “independent” director within the NYSE Amex listing standards.  Based on this determination, the Board of Directors intends to appoint an additional independent director and change the composition of our committees to meet the requirements of the NYSE Amex listing standards.  The Board of Directors further determined that it is in the best interests of the company and our shareholders for Mr. Liscouski to remain a member of the Compensation Committee and Nominating / Corporate Governance Committee in the interim because the Board believes that Mr. Liscouski acts independently even though he does not meet the technical standard of an ”independent” director. Please refer to “Certain Relationships and Related Transactions, and Director Independence” below for a discussion of certain transactions between the Company and Mr. Liscouski.

Risk Oversight; Risk Management Committee

The Board of Directors is responsible for oversight of our risk management process. Mr. Liscouski serves as a committee of one, focusing on risk management issues. Our senior management is responsible for risk management on a day-to-day basis, including identifying risks, managing risks, and reporting and communicating risks to the Board of Directors. The Board of Directors, including the Risk Management Committee and other committees comprised solely of independent directors, reviews various areas of significant risk to the Company, and advises management on policies, strategic initiatives, annual reports on internal controls and other actions. Specific examples of risks primarily overseen by the full Board of Directors include competition risks, industry risks, economic risks, business operations and employee compensation risks and risks related to acquisitions and dispositions.

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

Item 11.

Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation earned in the last two fiscal years ended June 30, 2012 and 2011 by our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and other most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal years ended June 30, 2012 and 2011:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (4)	Total ($)
Named Executive Officers

Glenn D. Bolduc	2012	$$375,000	$$162,500	$17,467	$16,177	$571,144

Chairman, President and Chief Executive Officer	2011	327,301	-	45,790	16,493	389,584

Roger P. Deschenes	2012	200,000	85,000	4,592	395	289,987
Vice President, Finance and Chief Financial Officer	2011	169,150	-	9,602	1,007	179,759

Brenda L. Baron	2012	160,000	75,000	2,549	255	237,804

Vice President, Manufacturing and Technical Services	2011	134,778	-	5,584	1,192	141,554

Bruce R. Bower (3)	2012	220,425	-	12,171	2,043	234,639
Senior Vice President, Sales and Marketing	2011	192,862	-	12,756	20,897	226,515

Todd A. Silvestri	2012	180,000	30,000	2,501	233	212,734
Vice President, Advanced Technology and Product Development	2011	169,768	-	6,628	884	177,280

(1)

No bonus compensation was paid to the Named Executive Officers with respect to fiscal 2011.

(2)

The amount reported in this column for the Named Executive Officer represents the dollar amount recognized for financial statement reporting purposes in fiscal 2012 and 2011, with respect to options granted in prior years, determined in accordance with Accounting Standards Codification 718-11-25 Compensation – Stock Compensation.  See Note 2 of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the assumptions used in determining the value of such awards. For the fiscal years ended June 30, 2012 and 2011, no option awards were granted to the Chief Executive Officer or the named executives, with the exception of Mr. Bower who received an option award exercisable for 100,000 shares of our common stock in fiscal 2011.

(3)

Mr. Bower resigned from his position on March 2, 2012.  Included in his 2012 salary amount is $55,000 of termination compensation.

(4)

All other compensation includes, but is not limited to, premiums paid by us for disability and group term life insurance for the Chief Executive Officer and all named executive officers, are set forth in the following table:

Named Executive Officers	Consulting Fees	Disability and Group Term Life Insurance Premiums	Vehicle Allowance	Key Man Life Insurance	Total
Fiscal Year 2012
Glenn D. Bolduc	$-	$1,112	$7,200	$7,865	$16,177
Bruce R. Bower	-	2,043	-	-	2,043
Roger P. Deschenes	-	395	-	-	395
Todd A. Silvestri	-	233	-	-	233
Brenda L. Baron	-	255	-	-	255

Fiscal Year 2011
Glenn D. Bolduc	-	1,428	7,200	7,865	16,493
Bruce R. Bower	20,000	897	-	-	20,897
Roger P. Deschenes	-	1,007	-	-	1,007
Todd A. Silvestri	-	884	-	-	884
Brenda L. Baron	-	1,192	-	-	1,192

Grants of Plan-Based Awards

There were no awards made to our Named Executive Officers in fiscal year 2012. Please see the “Outstanding Equity Awards at 2012 Fiscal Year-End” for the outstanding stock option awards and unvested stock awards held by each of the Named Executive Officers as of June 30, 2012.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Named Executive Officers

In February 2009, we entered into a new three-year employment agreement with Mr. Glenn D. Bolduc, our President and Chief Executive Officer, pursuant to which Mr. Bolduc originally received a base salary of $275,000 per year, commencing on January 1, 2009, and subject to annual review and adjustment.  Beginning annually in February 2012, the agreement will automatically renew for additional one-year periods unless notice of non-renewal is given by either party.  The agreement also provides for Mr. Bolduc to be eligible to receive incentive compensation in an amount of up to 50% of his based salary, upon the achievement of certain performance milestones established by the Board of Directors and a car allowance.  Incentive compensation, if any, is based on performance milestones to be established by mutual agreement between us and Mr. Bolduc within 60 days after the commencement of each such fiscal year. At June 30, 2012, Mr. Bolduc’s base salary was paid at the rate of $375,000 per annum.

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

In March 2012, we entered into a three-year employment agreement with Dr. William J. McGann, our Chief Operating Officer, pursuant to which Dr. McGann receives a base salary of $250,000 per year, commencing on April 2, 2012. After the third year, the agreement will automatically continue unless notice of termination is given by either party.  We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Dr. McGann employment is terminated by us without “cause” or Dr. McGann resigns for “good reason” (as those terms are defined in the agreement).  Dr. McGann’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

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

In May 2012, we entered into a three-year employment agreement with Dr. Darryl Jones, our Vice President of Sales and Marketing, pursuant to which Dr. Jones will receive a base annual salary of $235,000 per year, commencing on May 7, 2012.  After the third year, the agreement will automatically continue unless notice of termination is given by either party.  We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Dr. Jones employment is terminated by us without “cause” or Dr. Jones resigns for “good reason” (as those terms are defined in the agreement).  Dr. Jones’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

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

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by the Company of the Mr. Bolduc without “cause,” or (ii) termination by Mr. Bolduc for “good reason,” including certain changes in control involving the Company.  The estimated incremental compensation assumes the triggering event had occurred on June 30, 2012.  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.

	Base Salary Continuation (1)	COBRA Premiums (2)	Life Insurance Premiums (3)	Other
Glenn D. Bolduc	$375,000	$21,320	$1,112	$-
Dr. Darryl K. Jones	235,000	21,320	650	-
Dr. William J. McGann	250,000	21,320	650	-

(1)

We are required to continue to pay Messrs. Bolduc, Jones and McGann’s annual base salary then in effect for 12 months on a regular payroll basis.

(2)

Represents estimated out-of-pocket COBRA health insurance premium expenses to be paid by us on behalf of Messrs. Bolduc, Jones and McGann after termination.  Estimated out-of-pocket COBRA health insurance premium incurred by Messrs. Bolduc, Jones and McGann over the 12-month period following termination to be reimbursed by us.  Currently, Messrs. Bolduc and Jones do not subscribe to health benefits provided by us.

(3)

Represents estimated life insurance premiums to be paid by us on behalf of Messrs. Bolduc, Jones and McGann after termination.  We are required to continue in full force and effect, at our expense, the life insurance benefits provided in in these officers’ employment agreements for a period of 12 months after termination of the respective officer’s employment or until such officer becomes employed, whichever occurs first.

Amendment to the 2004 Stock Option Plan; Adoption of the Change of Control Payment Plan

On September 7, 2012, our Board of Directors adopted an amendment to our 2004 Stock Option increasing the total number of shares of our common stock issuable thereunder from 4,000,000 to 20,000,000 and approved the following grants of options under the amended plan:

Named Executives and Directors	Number of Shares	Total
Glenn D. Bolduc	5,442,490	6,292,490
William J. McGann	1,498,972	1,698,972
Roger P. Deschenes	1,058,498	1,258,498
Darryl K. Jones	1,258,498	1,258,498
Michael C. Turmelle	640,949	880,949
Howard Safir	303,399	503,399
Robert P. Liscouski	806,798	1,006,798
John A. Keating	303,399	503,399
Todd A. Silvestri	730,949	880,949
Brenda L. Baron	730,949	880,949
Estate of Joseph E. Levangie	525,099	755,099
	13,300,000	15,920,000

Each of the options has an exercise price of $1.40 per share. Options granted to Messrs. Bolduc, McGann, Deschenes, Jones, Silvestri and Ms. Baron are intended to be treated as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended. Options granted to Messrs. Turmelle, Safir, Liscouski, Keating and the Estate of Mr. Levangie are intended to be non-qualified options under the Code. One-half of options granted to each of Messrs. Bolduc, Deschenes, Silvestri and Ms. Baron are immediately exercisable and the other one-half will become exercisable on September 7, 2013, subject to acceleration of vesting upon a “Change in Control,” as defined in the option plan. One-third of the new options granted to each of Messrs. McGann and Jones are immediately exercisable, one-third will become exercisable on September 7, 2013, and the remaining one-third will become exercisable on September 7, 2014, subject to acceleration of vesting upon a “Change in Control.” Options granted to Messrs. Turmelle, Safir, Liscouski, Keating and the Estate of Mr. Levangie are immediately exercisable in full. All of the options will expire on September 6, 2022, subject to earlier expiration, with respect to Messrs. Bolduc, McGann, Deschenes, Jones, Silvestri and Ms. Baron in connection with the termination or cessation of their respective employment with the Company.

On September 7, 2012, the Board of Directors adopted the Implant Sciences Corporation Change of Control Payment Plan, the purpose of which is to reward management for the increases in shareholder value generated between January 2009 and the present.

On January 2, 2009, the closing price of our common stock on the NYSE Amex LLC was $.18 per share. On the date the plan was adopted, the closing price of the common stock on the OTC Markets Group’s OTCPK tier was $1.40. Our Board of Directors believes that this increase in shareholder value is directly attributable to the dedication and hard work of our management team, employees and directors. The Board also believes, however, that our management and directors own significantly less equity in the company than do the officers and directors of most publicly traded early-stage (i.e., turn-around) businesses. Accordingly, our management and directors have not significantly benefitted from the increase in shareholder value between January 2009 and the present, and the plan is intended to provide value to our management and directors equivalent to the value they would have earned had they owned a more significant portion of our equity.

Pursuant to the plan, the Board established a target level of stock ownership for each officer as a percentage of our fully diluted capitalization, and a corresponding ownership percentage for directors. To reflect the increase in shareholder value between January 2009 and the adoption of the plan, the Board determined that each officer and director should be allocated a “Change of Control Payment” equal to the product of (x) the closing price of our common stock on September 7, 2012 (i.e., $1.40) less a “floor price,” multiplied by (y) the number of additional stock options granted to each participant on the same date. The floor price applicable to directors and officers who served us at the beginning of the turn-around is $.20, i.e., slightly above the closing price of the common stock on January 2, 2009. The floor prices for Dr. McGann and Dr. Jones are $.51 and $.67, respectively, reflecting the closing prices of the common stock on the dates those officers joined us.

The following is a summary of the material terms of the Change of Control Plan. This summary is qualified in its entirety by reference to the complete plan, a copy of which was filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2012.

Participants. The Board has designated each of our officers and directors, including the estate of Mr.  Joseph E. Levangie, a former member of the Board of Directors, as eligible to receive benefits under the Change of Control Plan upon the effective time of a ”Change of Control” (as defined in the plan). The termination of employment of any such officer or the termination of membership on the Board of any such director prior to a Change of Control will not affect the eligibility of any such participant or his or her beneficiary to receive benefits under the Plan.

Plan Benefits. The Change of Control Plan provides for a lump sum, calculated as described above, to be paid to each participant, in cash (the “Plan Benefits”), upon a Change of Control. The Plan Benefits payable to all participants in the plan are as follows:

Name of Participant	Plan Benefit
Glenn D. Bolduc	$6,530,988
William J. McGann	1,334,085
Roger P. Deschenes	1,270,198
Darryl K. Jones	918,704
Brenda L Baron	877,139
Todd A. Silvestri	877,139
Michael C. Turmelle	769,139
Howard Safir	364,079
Robert P. Liscouski	968,158
John A. Keating	364,079
Estate of Joseph E. Levangie	630,119
Total Plan Benefits	$14,903,827

The Change of Control Plan is unfunded and all Plan Benefits will be paid only from our general assets.

Form and Timing of Payments. The Plan Benefits will be payable to participants, or their respective beneficiaries, in cash, within 30 days after the date of the Change in Control. Accordingly, the payment of benefits allocated under the plan will be deferred until such time as all shareholders receive payments for or in respect of their common stock in a transaction constituting a Change of Control.

We are not currently in discussions with any third parties concerning any transaction that would constitute a Change of Control, it is not aware of any efforts of any third parties to engage in any such transaction, and the Board of Directors has no current intention of seeking offers to engage in any such transaction.

Definition of “Change of Control”. As defined in the Change of Control Plan, the term “Change of Control” means the occurrence of an event or series of events which qualify as a change in control event for purposes of Section 409A of the Internal Revenue Code, as amended, and Treas. Reg. §1.409A-3(i)(5), including:

(i)

A change in the ownership of the Company, which occurs on the date that any person or persons acting as a group (a “Group”), other than certain “Excluded Persons” (as defined below) acquires ownership of our stock that, together with the stock then held by such person or Group, constitutes more than 50% of the total fair market value or total voting power of our stock. However, if any one person or Group is considered to own more than 50% of the total fair market value or total voting power of our stock, the acquisition of additional stock by the same person or Group will not be considered to cause a Change of Control.

(ii)

A change in the effective control of the Company, which will be deemed to occur on the date that:

(1)

Any one person or Group, other than certain Excluded Persons, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or Group) ownership of our stock possessing 30% or more of the total voting power of our stock. However, if any one person or Group is considered to own more than 30% of the total voting power of our stock, the acquisition of additional voting stock by the same person or Group will not be considered to cause a Change of Control; or

(2)

A majority of the members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election.

(iii)

A change in the ownership of a substantial portion of our assets, which occurs on the date that any one person or Group, other than certain Excluded Persons, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) our assets that have a total Gross Fair Market Value (as defined below) equal to more than 40% of the total Gross Fair Market Value of all our assets immediately prior to such acquisition, other than in certain Excluded Transactions (as defined below).

For purposes of the definition of Change of Control:

(i)

“Gross Fair Market Value” means the value of our assets, or the value of the assets being disposed of, as applicable, determined without regard to any liabilities associated with such assets.

(ii)

Persons will not be considered to be acting as a Group solely because they purchase or our stock at the same time, or as a result of the same public offering, or solely because they purchase our assets at the same time, or as a result of the same public offering, as the case may be.  However, persons will be considered to be acting as a Group if they are owners of an entity that enters into a merger, consolidation, purchase or acquisition of assets or similar business transaction with us.

(iii)

“Excluded Transaction” means any transaction in which assets are transferred to: (A) a shareholder of the Company (determined immediately before the asset transfer) in exchange for or with respect to its stock; (B) an entity 50% or more of the total value or voting power of which is owned, directly or indirectly, by us (determined after the asset transfer); (C) a person or Group that owns, directly or indirectly, 50% or more of the total value or voting power of all our outstanding stock (determined after the asset transfer); or (D) an entity at least 50% of the total value or voting power of which is owned, directly or indirectly, by a person described in the preceding clause (C) (determined after the asset transfer).

(iv)

“Excluded Person(s)” means (A) the Company or any Related Entity (as defined below); (B) a trustee or other fiduciary holding securities under an employee benefit plan of ours or any Related Entity; (C) an underwriter temporarily holding securities pursuant to an offering of such securities; or (D) a corporation owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of the our stock.

(v)

“Related Entity” means the Company, its affiliates and any other entities that, along with the Company, are considered a single employer pursuant to Section 414(b) or (c) of the Code and the Treasury regulations promulgated thereunder, determined by applying the phrase “at least 50 percent” in place of the phrase “at least 80 percent” each place it appears in such Treasury regulations or Section 1563(a) of the Code.

Obligations of the Participants. No participant will be eligible to receive Plan Benefits unless such participant has executed an Agreement Related to Nondisclosure, Noncompetition and Other Matters, in the form attached as Exhibit B to the Change of Control Plan. Such agreement provides, generally, that (i) all confidential information concerning our business or financial affairs in the participant’s possession is the Company’s exclusive property; (ii) the participant must disclose to us ideas and inventions conceived of by the participant during his service to the Company or within one year afterward and, with certain exceptions, assign all rights in such ideas and inventions to us; and (iii) during his service to the Company and for a period of one year afterward, the participant may not, directly or indirectly, compete with us, induce any of our employees to terminate their relationships with us or contact or solicit the business of any of our customers or prospective customers.

In addition, in order to ensure a smooth transition after a Change of Control, a successor entity to the Company may require, as a condition to the payment of any Plan Benefit, that a participant who is an employee of the Company or one of its affiliates on the date of the Change of Control continue to provide services to, and remain employed by, the successor entity for up to 30 days following the Change of Control, provided that during such 30-day period the participant must continue to receive at least the same base salary that was in effect immediately prior to the Change of Control.

Taxation of Plan Benefits.

Withholding Taxes. We  may withhold from Plan Benefits amounts which it determines are necessary to satisfy its obligation to withhold federal, state and local income taxes or other taxes or amounts required to be withheld.

Section 4999 Gross-Up Payments. In the event that the compensation payable to or for the benefit of a participant upon a Change of Control (whether pursuant to the Change of Control Plan or otherwise) (the “Parachute Payments”) would subject the participant to the excise tax levied on certain “excess parachute payments” under Section 4999 of the Code, we must make an additional payment to the participant in an amount such that, after reduction for all taxes, the remaining amount equals the excise tax described in Section 4999 of the Code and all related interest and penalties due with respect to such participant's Parachute Payments.

409A Gross-Up Payments. In the event that any payments under the Change of Control Plan (the “Payments”) are determined to be subject to the interest charges and taxes imposed by Section 409A(a)(1)(B) of the Code, or any state, local, employment or foreign taxes of a similar nature, or any interest charges or penalties with respect to such taxes (“Section 409A Tax”), then we must pay the participant, if requested, an additional amount such that the net amount retained by the participant after deduction of the Section 409A Tax (but not any federal, state, or local income tax or employment tax) and any federal, state, or local income tax, or employment tax upon the gross-up described in this paragraph will be equal to the Payments.

Amendment; Termination. The Board or the Compensation Committee (or another committee designated by the Board) may terminate the Change of Control Plan effective on at least 30 days’ prior notice to each participant. Any such termination or amendment, however, that imposes additional obligations on, or impairs the rights of, a participant under the Plan will not be effective without the participant’s written consent.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of the fiscal year ended June 30, 2012.

Named Executive Officers		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Glenn D. Bolduc	(1)	70,000	-	$0.20	12/30/2018
	(2)	100,000	-	0.20	12/30/2018
	(3)	680,000	-	0.17	1/01/2019
		850,000	-
Bruce R. Bower		-	-
Roger P. Deschenes	(4)	25,000	-	0.20	12/30/2013
	(5)	75,000	-	0.17	2/05/2019
	(6)	100,000	-	0.10	6/30/2019
		200,000	-
Todd A. Silvestri	(7)	25,000	-	0.20	12/30/2013
	(5)	75,000	-	0.17	2/05/2014
	(6)	50,000	-	0.10	6/30/2014
		150,000	-
Brenda L. Baron	(8)	22,500	-	0.20	12/30/2013
	(5)	77,500	-	0.17	2/05/2014
	(6)	50,000	-	0.10	6/30/2014
		150,000	-
		1,350,000	-

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

(5)

Exercisable in three equal annual installments commencing February 5, 2010.

(6)

Exercisable in three equal annual installments commencing June 30, 2010.

(7)

Exercisable in installments of 4,196 shares, 10,402 shares, and 10,402 shares on December 30, 2008, December 30, 2009, and December 30, 2010, respectively.

(8)

Exercisable in installments of 9,116 shares, 6,692 shares, and 6,692 shares on December 30, 2008, December 30, 2009, and December 30, 2010, respectively.

2012 Option Exercises and Stock Vested

The following table provides information regarding the exercise of option awards by any of the Named Executive Officers, during fiscal 2012:

	Number of Shares Acquired on Exercise	Value Realized on Exercise
Glenn D. Bolduc	-	$-
Bruce R. Bower	250,000	115,250
Roger P. Deschenes	-	-
Todd A. Silvestri	-	-
Brenda L. Baron	-	-

Directors’ Compensation

The following table sets forth the annual compensation of our non-employee directors for fiscal 2012, which consisted of annual cash retainers, board and committee meeting fees and equity awards in the form of options pursuant to the 2004 Stock Option Plan.  Employee directors do not receive any separate compensation for their service on the Board.

(1)

The amount reported in this column for the non-employee director represents the dollar amount recognized for financial statement reporting purposes in fiscal 2012, with respect to options granted in prior years, determined in accordance with Statement of Accounting Standards Codification 718-10-25 Compensation – Stock Compensation. See Note 2 of Notes to Consolidated Financial Statements set forth in this Annual Report on Form 10-K for the assumptions used in determining the value of such awards.  For the fiscal years ended June 30, 2012 and 2011, no option awards were granted to our non-employee directors.

(2)

Mr. Liscouski received $195,400 of other compensation for consulting services provided to us, including attendance at meetings with agencies of the U.S. government. In addition, as described under Item 13 below, Mr. Liscouski is a partner at Secure Strategy Group, a firm that has been retained by us to assist with our efforts to acquire additional capital.  Mr. Liscouski receives compensation from Secure Strategy Group for services that firm provides to us.

(3)

Mr. Levangie died on January 14, 2012.

Additional Information to Understand the Director Compensation Table

Fees paid to our non-employee directors in connection with their service as directors are as follows: $20,000 annual retainer to each director; $1,000 for each Board of Directors meeting attended; $750 for each committee meeting attended; and $500 for each Board of Directors meeting or committee meeting in which the director participates by telephone conference call. Effective July 1, 2012, the annual retainer paid to each of our non-employee directors was increased to $30,000; fees for meetings attended remained unchanged.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2012 is included in Item 5 of Part II of our Annual Report on Form 10-K for the year ended June 30, 2012.

The following table sets forth the beneficial ownership of shares of our common stock, as of September 30, 2012, of (i) each person known by us to beneficially own 5% or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of September 30, 2012.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Executive Officers and Directors
Brenda L. Baron (3)	515,475	1.2%
Glenn D. Bolduc (4)	3,571,245	7.8%
Roger P. Deschenes (5)	729,249	1.7%
Darryl K. Jones (6)	419,499	1.0%
William J. McGann (7)	699,657	1.6%
Todd A. Silvestri (8)	515,475	1.2%
John A. Keating (9)	503,399	1.2%
Estate of Joseph E. Levangie (10)	755,099	1.8%
Robert P. Liscouski (11)	1,066,798	2.5%
Howard Safir (12)	503,399	1.2%
Michael C. Turmelle (13)	1,675,949	3.9%

All Executive Officers and Directors as a group (11 persons) (14)	10,955,244	20.9%

(1)

Unless otherwise indicated, the business address of the stockholders named in the table above is Implant Sciences Corporation, 600 Research Drive, Wilmington, MA 01887.

(2)

Based on 42,267,995 outstanding shares as of September 30, 2012.

(3)

Includes 515,475 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(4)

Includes 3,571,245 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(5)

Includes 729,249 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(6)

Includes 419,499 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(7)

Includes 699,657 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(8)

Includes 515,475 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(9)

Includes 503,399 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(10)

Includes 755,099 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(11)

Includes 1,006,798 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(12)

Includes 503,399 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(13)

Includes 880,949 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(14)

See footnotes (3) through (13).

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

On June 4, 2009, Michael Turmelle, a member of our Board of Directors loaned $100,000 to us. See Note 13 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2012.

Independence of the Board of Directors

The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act.  In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and director nominees and has determined that, each of the Company’s non-management directors, other than Mr. Liscouski, qualifies as “independent.”

Item 14.

Principal Accounting Fees and Services

The Audit Committee of our Board of Directors appointed Marcum as our independent registered public accounting firm effective April 2010. The firm of Marcum acts as our principal independent registered public accounting firm.

The following is a summary of the fees billed to us by Marcum for professional services rendered for the fiscal years ended June 30, 2012 and 2011.  The Audit Committee considered and discussed with Marcum the provision of non-audit services to us and the compatibility of providing such services with maintaining their independence as our auditors.

	Years Ended June 30,
Fee Category	2012	2011
Audit fees - Marcum LLP	$159,000	$155,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	1,000	1,000
Total fees	$160,000	$156,000

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K/A:

(1)

Not applicable

(2)

Exhibits

Exhibit No.	Ref. No.	Description
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2012	Implant Sciences Corporation
	By:	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2012	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer (Principal Executive Officer) Chairman of the Board
Dated: October 29, 2012	/s/ William J. McGann William J. McGann Chief Operating Officer Director
Dated: October 29, 2012	/s/ Roger P. Deschenes Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: October 29, 2012	/s/ Michael C. Turmelle
Michael C. Turmelle Director
Dated: October 29, 2012	/s/ Robert P. Liscouski
Robert P. Liscouski Director
Dated: October 29, 2012	/s/ Howard Safir
Howard Safir Director
Dated: October 29, 2012	/s/ John A. Keating
John A. Keating Director