Form 10-Q
period 2012-09-30
IMPLANT SCIENCES CORP
filed 2012-11-14
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File No. 001-14949

Implant Sciences Corporation
(Name of small business issuer in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Research Drive, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

(978) 752-1700
(Issuer’s telephone number, including area code)

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

As of November 5, 2012, there were 43,881,661 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2012	3
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32
	Signatures	33

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	September 30, 2012 (Unaudited)	June 30, 2012 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2	$84
Restricted cash and investments	1,294	1,274
Accounts receivable-trade, net of allowances of $20	167	182
Inventories, net	3,527	3,193
Prepaid expenses and other current assets	917	809
Total current assets	5,907	5,542
Property and equipment, net	234	220
Restricted cash and investments	312	312
Other non-current assets	126	162
Total assets	$6,579	$6,236
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible promissory note	$3,184	$3,224
Second senior secured convertible promissory note	12,000	--
Senior secured promissory note	1,000	1,000
Line of credit	17,245	26,231
Current maturities of obligations under capital lease	24	24
Payable to Med-Tec	28	30
Accrued expenses	4,988	4,360
Accounts payable	2,634	2,654
Deferred revenue	1,046	1,081
Total current liabilities	42,149	38,604
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	33	33
Total long-term liabilities	33	33
Total liabilities	42,182	38,637

Commitments and contingencies (Note 18)

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 42,278,540 and 42,267,995 at September 30, 2012 and 39,163,540 and 39,152,995 at June 30, 2012 shares issued and outstanding, respectively	4,228	3,916
Preferred stock; no stated value; 5,000,000 shares authorized	--	--
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, 142,667 shares issued and outstanding at September 30, 2012 and 164,667 shares issued and outstanding at June 30, 2012, respectively (liquidation value $1,141,000 and $1,317,000, respectively)	237	274
Additional paid-in capital	92,590	83,436
Accumulated deficit	(132,270)	(119,522)
Deferred compensation	(315)	(432)
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(35,603)	(32,401)
Total liabilities and stockholders' deficit	$6,579	$6,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(Unaudited - In thousands except share and per share amounts)

	For the Three Months Ended September 30,
	2012	2011
Revenues	$1,415	$1,036
Cost of revenues	1,454	637
Gross (loss) margin	(39)	399
Operating expenses:
Research and development	1,337	819
Selling, general and administrative	10,131	1,813
Total operating expenses	11,468	2,632
Loss from operations	(11,507)	(2,233)
Other income (expense), net:
Interest income	--	1
Interest expense	(1,241)	(840)
Total other income (expense), net	(1,241)	(839)
Net loss	$(12,748)	$(3,072)

Net loss per share, basic and diluted	$(0.31)	$(0.10)

Weighted average shares used in computing net loss per common share, basic and diluted	40,980,218	31,950,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(12,748)	$(3,072)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	19	21
Stock-based compensation expense	9,265	58
Warrants issued to non-employees	172	108
Common stock issued to consultants	19	197
Changes in assets and liabilities:
Accounts receivable	15	(83)
Inventories	(334)	(415)
Prepaid expenses and other current assets	(72)	(13)
Accounts payable	(301)	325
Accrued expenses	937	267
Deferred revenue	(35)	9
Net cash used in operating activities	(3,063)	(2,598)

Cash flows from investing activities:
Purchases of property and equipment	(33)	(58)
Transfer to restricted funds, net	(20)	--
Net cash used in investing activities	(53)	(58)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options	20	--
Net borrowings on line of credit	3,014	2,817
Net cash provided by financing activities	3,034	2,817
Net change in cash and cash equivalents	(82)	161
Cash and cash equivalents at beginning of period	84	264
Cash and cash equivalents at end of period	$2	$425

Supplemental Disclosure of Cash Flow Information:
Interest paid	$602	$504

Non-cash Investing and Financing Activity:
Conversion of senior secured convertible promissory note to common shares	$40	$80
Conversion of line of credit to second senior secured convertible promissory note	12,000	--
Exercise of stock options	23	--
Exercise of stock purchase warrant	16	--

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

We are party to several loan and credit agreements with DMRJ Group LLC (“DMRJ”), an accredited institutional investor (see Note 13).  As of September 30, 2012, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $1,000,000 and $17,245,000, respectively.  Further, as of September 30, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and the line of credit approximated $3,192,000 and is included in current liabilities in the condensed consolidated financial statements.

As of October 31, 2012, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $1,000,000 and $18,404,000, respectively.  Further, as of October 31, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,632,000.

Despite our current sales, expense and cash flow projections and $4,915,000 in cash available from our line of credit with DMRJ, at September 30, 2012, we will require additional capital in the third quarter of fiscal 2013 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

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

We are currently expending significant resources to develop the next generation of our current products and to develop new products.  We will require additional funding in order to continue the advancement of the commercial development and manufacturing of the explosives and narcotics detection systems.  We will attempt to obtain such financing by: (i) government grants, (ii) private financing, or (iii) strategic partnerships.  However, there can be no assurance that we will be successful in our attempts to raise such additional financing.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.

Interim Financial Statements and Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include our operations in Massachusetts and California and those of our wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three months ended September 30, 2012 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The balance sheet at June 30, 2012 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as of and for the year ended June 30, 2012.

Use of Accounting Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation and warranty reserves.  Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters.  Consequently, actual results could differ from such estimates.

Significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K for the fiscal year ended June 30, 2012.

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

Our financial instruments at September 30, 2012 include cash equivalents, certificates of deposit, accounts receivable, a note receivable, accounts payable, a senior secured convertible promissory note, a second senior secured convertible promissory note and a senior secured  promissory note. The carrying amounts of cash and cash equivalents, certificates of deposit, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, as included in Note 13, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the fair value measurements of assets and liabilities as of September 30, 2012:

		Fair Value Measurements as of September 30, 2012
Description (In thousands)	Carrying Value at September 30, 2012	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$1,562	$1,562	$--	$--
Senior secured convertible promissory note	3,184	--	--	3,184
Second senior secured convertible promissory note	12,000	--	--	12,000
Senior secured promissory note	1,000	--	--	1,000

The following table provides the fair value measurements of assets and liabilities as of June 30, 2012:

		Fair Value Measurements as of June 30, 2012
Description (In thousands)	Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$1,562	$1,562	$--	$--
Senior secured convertible promissory note	3,224	--	--	3,224
Senior secured promissory note	1,000	--	--	1,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

Restricted Cash and Investments – Current and Long-Term

As of September 30, 2012 and June 30, 2012, we had restricted cash and investments, with maturities of less than one year, of $1,294,000 and $1,274,000, respectively, and restricted investments, with maturities of more than one year, of $312,000.  Restricted cash and investments consisted of the following:

(In thousands)	September 30, 2012	June 30, 2012
Current assets
Certificates of deposit	$1,250	$1,250
Blocked account deposit	44	24
	$1,294	$1,274

Non-current assets
Certificates of deposit	$312	$312
	$312	$312

Pursuant to our September 2009 credit agreement with DMRJ, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the revolving line of credit. Until the line of credit and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of September 30, 2012 and June 30, 2012, the balance in the blocked collections account was $44,000 and $24,000, respectively.

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

5.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, we adopted the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 500,000 shares were originally reserved for issuance under the 2004 Plan. In December 2005, our stockholders approved an increase in the 2004 Plan from 500,000 shares to 1,000,000 shares.  In December 2007, our stockholders approved an increase in the 2004 Plan from 1,000,000 shares to 2,000,000 shares. In March 2012, our stockholders approved an increase in the 2004 Plan from 2,000,000 shares to 4,000,000 shares.

In September 2012, our Board of Directors adopted an amendment to our 2004 Stock Option increasing the total number of shares of our common stock issuable thereunder from 4,000,000 shares to 20,000,000 shares and approved the following grants of options under the amended plan:

Named Executives and Directors	Shares Granted
Glenn D. Bolduc	5,442,490
William J. McGann	1,498,972
Roger P. Deschenes	1,058,498
Darryl K. Jones	1,258,498
Michael C. Turmelle	640,949
Howard Safir	303,399
Robert P. Liscouski	806,798
John A. Keating	303,399
Todd A. Silvestri	730,949
Brenda L. Baron	730,949
Estate of Joseph E. Levangie	525,099
13,300,000

Each of the options has an exercise price of $1.40 per share. One-half of options granted to each of Messrs. Bolduc, Deschenes, Silvestri and Ms. Baron are immediately exercisable and the other one-half will become exercisable on September 7, 2013, subject to acceleration of vesting upon a “Change in Control,” as defined in the option plan. One-third of the new options granted to each of Messrs. McGann and Jones are immediately exercisable, one-third will become exercisable on September 7, 2013, and the remaining one-third will become exercisable on September 7, 2014, subject to acceleration of vesting upon a “Change in Control.” Options granted to Messrs. Turmelle, Safir, Liscouski, Keating and the Estate of Mr. Levangie are immediately exercisable in full. All of the options will expire on September 6, 2022, subject to earlier expiration, with respect to Messrs. Bolduc, McGann, Deschenes, Jones, Silvestri and Ms. Baron in connection with the termination or cessation of their respective employment with the Company.

On September 7, 2012, the Board of Directors adopted the Implant Sciences Corporation Change of Control Payment Plan, the purpose of which is to reward management for the increases in shareholder value generated between January 2009 and the present.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the plan, the Board established a target level of stock ownership for each officer as a percentage of our fully diluted capitalization, and a corresponding ownership percentage for directors. To reflect the increase in shareholder value between January 2009 and the adoption of the plan, the Board determined that each officer and director should be allocated a “Change of Control Payment” equal to the product of (x) the closing price of our common stock on September 7, 2012 (i.e., $1.40) less a “floor price,” multiplied by (y) the number of additional stock options granted to each participant on the same date. The floor price applicable to directors and officers who served us at the beginning of the turn-around is $.20, i.e., slightly above the closing price of the common stock on January 2, 2009. The floor prices for Dr. McGann and Dr. Jones are $.51 and $.67, respectively, reflecting the closing prices of the common stock on the dates those officers joined us. The benefits under the plan are payable upon, and only upon, a “Change of Control,” as defined in the plan, involving the Company. Accordingly, the payment of the benefits allocated under the plan will be further deferred until such time that all shareholders receive payments for or in respect of their common stock in a transaction constituting a Change of Control.

Our condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011, include $9,265,000 and $58,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards.

	For the Three Months Ended September 30,
	2012	2011
Cost of revenues	$465	$2
Research and development	498	17
Selling, general and administrative	8,302	39
Total	$9,265	$58

As of September 30, 2012, the total amount of unrecognized stock-based compensation expense was approximately $7,050,000, which will be recognized over a weighted-average period of 1.4 years.

As of September 30, 2012, there were options outstanding to purchase 18,056,000 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

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

Robert Liscouski, a member of our Board of Directors, serves as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital. During the three months ended September 30, 2012 and 2011, this advisory firm was paid $25,000 and $8,000, respectively. We also issued 500,000 shares of common stock to this advisory firm in fiscal 2010. As of September 30, 2012 and June 30, 2012, our obligation to the advisory firm was $93,000 and $83,000, respectively. In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government. During the three months ended September 30, 2012 and 2011, Mr. Liscouski was paid $45,000. As of September 30, 2012 and June 30, 2012, we had no obligation to Mr. Liscouski.

7.

Notes Payable – Related Party

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

As of September 30, 2012 and June 30, 2012, we had no obligation under the note for borrowed funds.  As of September 30, 2012 and June 30, 2012, our obligation to Mr. Turmelle for accrued interest approximated $11,000.

8.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2012	June 30, 2012
Inventory	$433	$450
Insurance	66	56
Bank fees	153	35
Other prepaid expenses	265	268
	$917	$809

9.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves, consist of the following:

(In thousands)	September 30, 2012	June 30, 2012
Raw materials	$1,189	$1,363
Work in progress	207	280
Finished goods	2,131	1,550
Total inventories	$3,527	$3,193

As of September 30, 2012 and June 30, 2012, our reserves for excess and slow-moving inventories were $40,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.

Property, Plant and Equipment, net

Property and equipment consist of the following:

(In thousands)	September 30, 2012	June 30, 2012
Machinery and equipment	$506	$493
Computers and software	429	409
Furniture and fixtures	12	12
Leasehold improvements	98	98
Equipment under capital lease	62	62
	1,107	1,074
Less: accumulated depreciation and amortization	873	854
	$234	$220

For the three months ended September 30, 2012 and 2011, depreciation expense was approximately $19,000 and $21,000, respectively.

11.

Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	September 30, 2012	June 30, 2012
Accrued interest	$3,210	$2,571
Accrued compensation and benefits	1,224	1,224
Accrued legal and accounting	217	230
Accrued warranty costs	101	118
Other accrued liabilities	236	217
	$4,988	$4,360

12.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of September 30, 2012 and 2011, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30,
(In thousands except share and per share amounts)	2012	2011
Basic loss per share:
Numerator:
Net loss	$(12,748)	$(3,072)

Denominator:
Weighted average shares	40,980,218	31,950,218

Basic loss per share	$(0.31)	$(0.10)

Diluted loss per share:
Numerator:
Net loss	$(12,748)	$(3,072)
Add: Interest expense on convertible debt	--	--
	$(12,748)	$(3,072)

Denominator:
Weighted average shares	40,980,218	31,950,218
Effect of dilutive securities:
Stock options	--	--
Warrants	--	--
Convertible debt	--	--
Convertible preferred stock	--	--
	--	--
Weighted average shares and equivalents	40,980,218	31,950,218

Diluted loss per share	$(0.31)	$(0.10)

Common stock equivalents excluded from the diluted earnings per share calculation for the three months ended September 30, 2012 and 2011, were as follows:

	For the Three Months Ended September 30,
	2012	2011
Common stock equivalents excluded:
Stock options	3,486,106	2,392,223
Warrants	1,404,751	1,063,540
Convertible debt	50,809,174	44,489,130
Convertible preferred stock	14,266,700	16,466,700
	69,966,731	64,411,593

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.

Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of September 30, 2012 and June 30, 2012 was approximately $28,000 and $30,000, respectively.

Senior Secured Convertible Promissory Note, Second Senior Secured Convertible Promissory Note, Senior Secured Promissory Note and Revolving Credit Facility

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

The note and warrant contained reset terms providing that, in the event that we issue additional shares of common stock (or securities convertible into or exercisable for additional shares of common stock) at a price below the note conversion price or warrant exercise price then in effect, the conversion price and exercise price would be automatically adjusted to equal the price per share at which such shares are issued or deemed to be issued.   Upon  the adoption of Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, ASC 815-40-15, the note conversion option liability and warrant derivative liability were required to be initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period.

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

In July 2009, we entered into an amendment to the December 2008 note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured promissory note to DMRJ in the principal amount of $1,000,000. We valued the note at its residual value of $726,000 based on the relative fair value of the Series F Convertible Preferred Stock issued in conjunction with the note (see Note 14).

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

In February 2012, we amended each of our credit instruments with DMRJ, to extend the maturity of all of our indebtedness to DMRJ to September 30, 2012.

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

As of September 30, 2012, there were no shares of Series H Preferred  Stock outstanding.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $1,000,000 and $17,245,000, respectively.  Further, as of September 30, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and the line of credit approximated $3,192,000 and is included in current liabilities in the condensed consolidated financial statements.

As of October 31, 2012, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $1,000,000 and $18,404,000, respectively.  Further, as of October 31, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,632,000.

14.

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

Because we did not obtain net proceeds of at least $3,000,000 from the issuance of debt and/or equity securities by August 31, 2009 (later extended by DMRJ to October 1, 2009), we were required to issue to DMRJ 774,900 additional shares of Series F Preferred Stock. Upon the issuance of those shares, all of the Series F Preferred Stock then held by DMRJ was convertible into 25% of our common stock, calculated on a fully diluted basis. In addition, for so long as the promissory note issued in July 2009 or the amended and restated promissory note issued in March 2009 remain outstanding, we may not issue additional shares of common stock, or other securities convertible into or exercisable for common stock, if such securities would increase the number of shares of our common stock, calculated on a fully diluted basis, unless we simultaneously issued to DMRJ that number of additional shares of Series F Preferred Stock which is necessary to result in the number of shares of common stock into which all Series F Preferred Stock held by DMRJ would be converted representing the same percentage ownership of our common stock on a fully diluted basis after such issuance as immediately prior thereto (see Note 13).

As of the date of issuance, we recorded the relative fair value of the Series F Preferred Stock of approximately $274,000 against the July 1, 2009 senior secured promissory note, which was accreted to the note over the life of the note. The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For the year ended June 30, 2010, $274,000 was accreted to the note and was recorded as interest expense in our consolidated statement of operations. Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options,” addresses the accounting for convertible instruments with beneficial conversion features. In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the Series F Preferred Stock converts into. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share. As of July 1, 2009, the beneficial conversion feature on the Series F Preferred Stock was $329,000 and was accounted for as a deemed dividend. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement and issued shares of a new series of Series G Convertible Preferred Stock in exchange for the Series F Convertible Preferred Stock (see Note 15).

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.

Series G Convertible Preferred Stock

On April 7, 2011, in conjunction with the amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, we issued 164,667 shares of our Series G Convertible Preferred Stock to DMRJ in exchange for 1,646,663 shares of our Series F Convertible Preferred Stock.

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

During the three months ended September 30, 2012, DMRJ converted 22,000 shares of Series G Preferred Stock into 2,200,000 shares of our common stock.  As of September 30, 2012, DMRJ held 142,667 shares of Series G Preferred Stock.

16.

Stockholders’ Deficit

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using a binomial option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which was accreted to the note and interest expense was recorded over the life of the note. In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, in July 2009, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08.  In April 2011, the conversion price of the warrant was fixed at $0.08 per share.

In May 2011, we entered into two advisory and consulting services agreements, pursuant to which we agreed to issue up to an aggregate of 4,000,000 shares of our common stock.  In the three months ended September 30, 2011, we issued 333,334 shares of common stock, having a value of $197,000, under these agreements. As of June 30, 2012, we had issued all of the shares under the consulting services agreements to the two advisors.

As of September 30, 2012, there were warrants outstanding to purchase 3,480,352 shares of our common stock at exercise prices ranging from $0.08 to $1.40 expiring at various dates between December 10, 2013 and June 6, 2017.

We issued 398,333 and 80,000 shares of common stock during the three months ended September 30, 2012 and 2011, respectively, as a result of the exercise of options by employees and the exercise of warrants by consultants.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.

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

We have recorded a full valuation allowance against our net deferred tax assets of $25,230,000 as of June 30, 2012 and September 30, 2012, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  At the adoption date and as of September 30, 2012, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2009 through 2012 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the three months ended September 30, 2012 and 2011, we provided for no taxes in our consolidated statement of operations as we have significant net loss carryforwards.

18.

Commitments and Contingencies

We lease manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on January 31, 2015.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, California, which was renewed and expires on March 31, 2013.  Total rent expense, including assessments for maintenance and real estate taxes for the three months ended September 30, 2012 and 2011, was $87,000 and $83,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of September 30, 2012 and June 30, 2012, the balance due is approximately $27,000 and is included in current liabilities in the condensed consolidated balance sheets.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.

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

20.

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

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report. Important factors that could cause actual results to differ from our predictions include those discussed under this “Management’s Discussion and Analysis” and under “Risk Factors,” as well as those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  We urge readers to review carefully the risk factors described in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and in the other documents that we file with the Securities and Exchange Commission.  You can read these documents at www.sec.gov.

When we say “we,” “us,” “our,” “Company,” or “Implant Sciences,”, we mean Implant Sciences Corporation and its subsidiaries.

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

Please see our Annual report on Form 10-K for the fiscal year ended June 30, 2012 for a complete description of our business.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our condensed consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2012.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses our judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2012 vs. September 30, 2011

Revenues

Revenues for the three months ended September 30, 2012 were $1,415,000 as compared with $1,036,000 for the comparable prior year period, an increase of $379,000, or 36.6%.  The increase in revenue is primarily due to a 36% increase in the number of QS-H150 handheld units sold during the three months ended September 30, 2012, as compared to the comparable prior year period, and sales of our QS-B220 benchtop units, which we began shipping commercially in the third quarter of fiscal 2012, partially offset by a 9% decrease in average unit sell prices on sales our QS-H150 handheld units.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2012 were $1,454,000 as compared with $637,000 for the comparable prior year period, an increase of $817,000 or 128.3%.  The increase in cost of revenues recorded in the three months ended September 30, 2012 is primarily due to increased manufacturing overhead spending due to stock-based compensation recorded on the September 2012 officer and director option grants, increased manufacturing personnel costs and increased unit sales of security product in the three months ended September 30, 2012, as compared to the comparable prior year period.

Gross (Loss) Margin

Gross loss for the three months ended September 30, 2012 was ($39,000) or (2.8%) of revenues as compared with gross margin of $399,000 or 38.5% of revenues for the comparable prior year period.  The decrease in gross margin is primarily the result of increased manufacturing overhead spending due to stock-based compensation recorded on the September 2012 officer and director option grants, increased manufacturing personnel costs and by the 9% decrease in the average unit sell prices on sales of our QS-H150 handheld units in the three months ended September 30, 2012, as compared to the comparable prior year period.

Research and Development Expense

Research and development expense for the three months ended September 30, 2012 was $1,337,000 as compared with $819,000 for the comparable prior year period, an increase of $518,000 or 63.2%. The increase in research and development expense is due primarily to stock-based compensation recorded on the September 2012 officer and director option grants, increased payroll and related fringe benefit costs, partially offset by decreased contracted engineering. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well as to prepare for certain government laboratory acceptance testing. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B220 benchtop explosives and narcotics detector and the development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $10,131,000 as compared with $1,813,000 for the comparable prior year period, an increase of $8,318,000, or 458.8%.  The increase in selling, general and administrative expenses is due primarily to stock-based compensation recorded on the September 2012 officer and director option grants, increased legal fees, increased payroll, related fringe benefits costs and travel expense resulting from the addition of sales personnel, partially offset by lower consulting fees due to the issuance of our common stock to certain consultants in the comparable prior year period.

Other Income and Expense, Net

For the three months ended September 30, 2012, other expense, net was $1,241,000 as compared with other income, net of $839,000, for the comparable prior year period, an increase of $402,000. The increase was primarily due to increased interest expense on higher borrowings under our credit facility with DMRJ. Interest expense increased $401,000 to $1,241,000 in the three months ended September 30, 2012 from $840,000 in the comparable  prior year period.

Net Loss

Our net loss for the three months ended September 30, 2012 was $12,748,000 as compared with a net loss of $3,072,000 for the comparable prior year period, an increase of $9,676,000, or 315.0%.  The increase in the net loss is primarily due to stock-based compensation recorded on the September 2012 officer and director option grants, increased operating expenses and increased interest expense.

Liquidity and Capital Resources

As of September 30, 2012 and June 30, 2012, we had cash and cash equivalents of $2,000 and $84,000, respectively. On March 31, 2013, we must repay in full our obligations to DMRJ under the amended and restated senior secured promissory note issued to DMRJ in March 2009, under a second senior secured convertible promissory note issued in September 2012, under a secured promissory note issued in July 2009 and under a revolving credit facility established in September 2009.  As of September 30, 2012, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $1,000,000 and $17,245,000, respectively.  Further, as of September 30, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and the line of credit approximated $3,192,000.  As of October 31, 2012, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $1,000,000 and $18,404,000, respectively.  Further, as of October 31, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the second senior secured promissory note, the senior secured promissory note and under the credit facility approximated $3,632,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

During the three months ended September 30, 2012, we had net cash outflows of $3,063,000 from operating activities as compared to net cash outflows from operating activities of $2,598,000 for the comparable prior year period.  The approximately $465,000 increase in net cash outflows used in operating activities during the three months ended  September 30, 2012, as compared to the comparable prior year period, was due to (i) a decrease in accounts payable of $301,000, compared to an increase in accounts payable of $325,000 in the prior period due to the payment of outstanding obligations; and, (ii) a $72,000 decrease in prepaid expenses, compared to a $13,000 decrease in prepaid expenses in the prior year, due to increased bank fees resulting from extending the expiration dates of the three irrevocable standby letters of credit issued under our contract with the India Ministry of Defence. These decreases were partially offset by; (iii) a $937,000 increase in accrued expenses, compared to a $267,000 increase in accrued expenses in the prior year due primarily to increased accruals for unpaid interest on our borrowings with DMRJ; (iv) a $334,000 increase in inventories, compared to a $415,000 increase in inventories in the prior year; and (v) a $15,000 decrease in accounts receivable, compared to a $83,000 increase in accounts receivable due to the timing of product shipments in the prior fiscal year.

During the three months ended September 30, 2012, we had net cash outflows of $53,000 from investing activities as compared to net cash outflows of $58,000 from investing activities for the comparable prior year period.  The $5,000 decrease in net cash used in investing activities during the three months ended September 30, 2012, as compared to the comparable prior year period, was primarily due to a $25,000 decrease in purchases of equipment, and a $20,000 increase in cash transferred to restricted funds.

During the three months ended September 30, 2012 we had net cash inflows of $3,034,000 from financing activities as compared to net cash inflows of $2,817,000 from financing activities for the comparable prior year period.  The $217,000 increase in net cash from financing activities during the three months ended September 30, 2012, as compared to the comparable prior year period, was primarily a result of increased borrowings under our credit facility with DMRJ. During the three months ended September 30, 2012, we received proceeds of $20,000 due to the exercise of employee stock options.

Credit Facilities with DMRJ Group LLC

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility.  On September 5, 2012, we amended our credit agreements with DMRJ (see Note 13) pursuant to which we extended the maturity date of all of our indebtedness from September 30, 2012 to March 31, 2013 and issued to DMRJ a second senior secured convertible promissory note in the principal amount of $12,000,000. This note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock at an initial conversion rate of $1,000 per share. There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we had three irrevocable standby letters of credit outstanding in the approximate amount of $1,562,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between August 2, 2013 and May 4, 2015.

As of September 30, 2012, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of September 30, 2012 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

Except as disclosed under Item 3 of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2012, we are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our business, assets or results of operations.

Item 1A.

Risk Factors

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2012.

We will be required to repay our borrowings from DMRJ Group LLC on March 31, 2013.

We will be required to repay all of our borrowings from DMRJ on March 31, 2013.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets.  As of October 31, 2012, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $1,000,000 and $18,404,000, respectively.  Further, as of October 31, 2012, our obligation to DMRJ for accrued interest under the amended senior secured convertible promissory note, the second senior secured promissory note, the senior secured promissory note and under the credit facility approximated $3,632,000. If we are unable to repay these amounts as required, refinance our obligations to DMRJ, or negotiate extensions of these obligations, DMRJ may seize our assets and we may be forced to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on the business.

Management continually evaluates plans to reduce our operating expenses, increase sales and increase our cash flow from operations.  Despite our current sales, expense and cash flow projections, we will require additional capital in the third quarter of fiscal 2013 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, DMRJ converted $40,000 of the principal amount owed by us under a promissory note into 500,000 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

In August 2012 and in September 2012, DMRJ converted 12,000 shares and 10,000, respectively, of the Series G Convertible Preferred Stock into 1,200,000 and 1,000,000 shares of our common stock. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

In September 2012, we issued a warrant to purchase an aggregate of 100,000 shares of our common stock, at an exercise price of $1.40 per share, to a consultant, in consideration of services rendered to us under a consulting agreement. The issuance of this warrant was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information

None.

Item 5.

Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**

Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subjected to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Implant Sciences Corporation
	By:	/s/ Glenn D. Bolduc
Glenn D. Bolduc President and, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Roger P. Deschenes
Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Dated: November 14, 2012