Form 10-Q/A
period 2011-09-30
IMPLANT SCIENCES CORP
filed 2012-11-20
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2011

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-14949

Implant Sciences Corporation
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (I.R.S. Employer Identification No.)
600 Research Drive, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)

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

Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❑  No ☒

As of October 31, 2011, there were 32,727,996 shares of the registrant’s Common Stock outstanding.

EXPLANATORY PARAGRAPH

Implant Sciences Corporation is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011 (the “Original Filing”), for the sole purpose of including Interactive Data Files (Exhibit 101) formatted in XBRL (“Extensible Business Reporting Language”) with block tagging of the notes to the condensed consolidated financial statements as required by Rule 405 of Regulation S-T. We are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2, respectively), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

No changes have been made to the Original Filing other than the furnishing of the exhibits as set forth in Item 6 herein. This Amendment No. 1 continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II.

OTHER INFORMATION

Item 6.

Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herewith.
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
Glenn D. Bolduc President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Roger P. Deschenes
Roger P. Deschenes Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Dated: November 20, 2012