Form 10-Q/A
period 2011-12-31
IMPLANT SCIENCES CORP
filed 2012-11-20
CIK 1068874

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

EXPLANATORY PARAGRAPH

Implant Sciences Corporation is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, originally filed with the Securities and Exchange Commission on February 14, 2012 (the “Original Filing”), for the sole purpose of including Interactive Data Files (Exhibit 101) formatted in XBRL (“Extensible Business Reporting Language”) with block tagging of the notes to the condensed consolidated financial statements as required by Rule 405 of Regulation S-T. We are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2, respectively), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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