Form 10-Q
period 2012-12-31
IMPLANT SCIENCES CORP
filed 2013-02-14
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 12, 2013, there were 54,097,761 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2012	3
	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
	Signatures	36

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$34	$84
Restricted cash and investments	1,495	1,274
Accounts receivable-trade, net of allowances of $21 and $20, respectively	515	182
Inventories, net	1,469	3,193
Prepaid expenses and other current assets	508	809
Total current assets	4,021	5,542
Property and equipment, net	231	220
Restricted cash and investments	312	312
Other non-current assets	112	162
Total assets	$4,676	$6,236
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible promissory note	$3,184	$3,224
Second senior secured convertible promissory note	12,000	-
Senior secured promissory note	1,000	1,000
Line of credit	17,635	26,231
Current maturities of obligations under capital lease	28	24
Payable to Med-Tec	25	30
Accrued expenses	5,258	4,360
Accounts payable	2,693	2,654
Deferred revenue	349	1,081
Total current liabilities	42,172	38,604
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	6	33
Total long-term liabilities	6	33
Total liabilities	42,178	38,637

Commitments and contingencies (Note 18)

Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized
no shares issued and outstanding	-	-

Stockholders' deficit:
Common stock; $0.10 par value; 50,000,000 shares authorized; 46,268,306 and 46,257,761 at December 31, 2012 and 39,163,540 and 39,152,995 at June 30, 2012 shares issued and outstanding, respectively	4,627	3,916
Preferred stock; no stated value; 5,000,000 shares authorized	-	-
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, 111,667 shares issued and outstanding at December 31, 2012 and 164,667 shares issued and outstanding at June 30, 2012 , respectively (liquidation value of $893,000 and $1,317,000, respectively)	186	274
Additional paid-in capital	94,108	83,436
Accumulated deficit	(135,993)	(119,522)
Deferred compensation	(357)	(432)
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(37,502)	(32,401)
Total liabilities and stockholders' deficit	$4,676	$6,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Revenues	$6,938	$1,132	$8,353	$2,168
Cost of revenues	4,470	767	5,924	1,404
Gross margin	2,468	365	2,429	764
Operating expenses:
Research and development	1,068	747	2,405	1,566
Selling, general and administrative	3,793	1,982	13,924	3,795
Total operating expenses	4,861	2,729	16,329	5,361
Loss from operations	(2,393)	(2,364)	(13,900)	(4,597)
Other income (expense), net:
Interest income	1	1	1	2
Interest expense	(1,331)	(927)	(2,572)	(1,767)
Total other income (expense), net	(1,330)	(926)	(2,571)	(1,765)
Net loss	$(3,723)	$(3,290)	$(16,471)	$(6,362)

Net loss per share, basic and diluted	$(0.08)	$(0.10)	$(0.38)	$(0.20)

Weighted average shares used in computing net loss per common share, basic and diluted	45,465,728	33,061,330	43,222,973	32,505,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,471)	$(6,362)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	40	39
Stock-based compensation expense	10,793	117
Warrants issued to non-employees	335	216
Common stock issued to consultants	19	799
Provision for doubtful accounts	1	-
Changes in assets and liabilities:
Accounts receivable	(334)	53
Inventories	1,724	(888)
Prepaid expenses and other current assets	351	39
Accounts payable	(206)	132
Accrued expenses	1,295	607
Deferred revenue	(732)	95
Net cash used in operating activities	(3,185)	(5,153)

Cash flows from investing activities:
Purchases of property and equipment	(51)	(107)
Transfer to restricted funds, net	(221)	(209)
Net cash used in investing activities	(272)	(316)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options	26	-
Repayment of long-term capital lease obligations	(23)	(20)
Net borrowings on line of credit	3,404	5,264
Net cash provided by financing activities	3,407	5,244
Net change in cash and cash equivalents	(50)	(225)
Cash and cash equivalents at beginning of period	84	264
Cash and cash equivalents at end of period	$34	$39

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,068	$1,156

Non-cash Investing and Financing Activity:
Conversion of senior secured convertible promissory note to common shares	$40	$80
Conversion of line of credit to second senior secured convertible promissory note	12,000	-
Exercise of stock options	150	-
Exercise of stock purchase warrants	16	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Description of Business, Liquidity and Going Concern

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

We are party to several loan and credit agreements with DMRJ Group LLC (“DMRJ”), an accredited institutional investor (see Note 13).  As of December 31, 2012, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $1,000,000 and $17,635,000, respectively.  Further, as of December 31, 2012, our obligation to DMRJ for accrued interest these instruments approximated $3,059,000 and is included in current liabilities in the condensed consolidated financial statements.

As of February 5, 2013, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $1,000,000 and $19,077,000, respectively.  Further, as of February 5, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $3,576,000.

Despite our current sales, expense and cash flow projections and $3,562,000 in cash available from our line of credit with DMRJ at December 31, 2012, we will require additional capital in the third quarter of fiscal 2013 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.

Interim Financial Statements and Basis of Presentation

Principles of Consolidation

The accompanying condensed consolidated financial statements include our operations in Massachusetts and California and those of our wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the six months ended December 31, 2012 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The balance sheet at June 30, 2012 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as of and for the year ended June 30, 2012.

Use of Accounting Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation and warranty reserves.  Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters.  Consequently, actual results could differ from such estimates.

Significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K for the fiscal year ended June 30, 2012.

We have evaluated subsequent events after the balance sheet date through the date of filing of these financial statements for appropriate accounting and disclosure.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our financial instruments at December 31, 2012 include cash equivalents, certificates of deposit, accounts receivable, accounts payable, a senior secured convertible promissory note, a second senior secured convertible promissory note and a senior secured promissory note. The carrying amounts of cash and cash equivalents, certificates of deposit, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, as included in Note 13, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the fair value measurements of assets and liabilities as of December 31, 2012:

		Fair Value Measurements as of December 31, 2012
Description (In thousands)	Carrying Value at Dec. 31, 2012	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$1,562	$1,562	$-	$-
Senior secured convertible promissory note	3,184	-	-	-
Second senior secured convertible promissory note	12,000	-	-	-
Senior secured promissory note	1,000	-	-	1,000

The following table provides the fair value measurements of assets and liabilities as of June 30, 2012:

		Fair Value Measurements as of June 30, 2012
Description (In thousands)	Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$1,562	$1,562	$-	$-
Senior secured convertible promissory note	3,224	-	-	3,224
Senior secured promissory note	1,000	-	-	1,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

Restricted Cash and Investments – Current and Long-Term

As of December 31, 2012 and June 30, 2012, we had restricted cash and investments, with maturities of less than one year, of $1,495,000 and $1,274,000, respectively, and restricted investments, with maturities of more than one year, of $312,000.  Restricted cash and investments consisted of the following:

	December 31,	June 30,
(In thousands)	2012	2012
Current assets
Certificates of deposit	$1,250	$1,250
Blocked account deposit	45	24
Funds held in escrow	200	-
	$1,495	$1,274

Non-current assets
Certificates of deposit	$312	$312
	$312	$312

Pursuant to our September 2009 credit agreement with DMRJ, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the revolving line of credit. Until the line of credit and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of December 31, 2012 and June 30, 2012, the balance in the blocked collections account was $45,000 and $24,000, respectively.

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

In October 2012, we negotiated preliminary settlement terms with Fulong, which provided for the payment of $200,000, which funds have been placed in escrow (see Note 20).

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
13,300,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each of the options has an exercise price of $1.40 per share. One-half of options granted to each of Messrs. Bolduc, Deschenes, Silvestri and Ms. Baron are immediately exercisable and the other one-half will become exercisable on September 7, 2013, subject to acceleration of vesting upon a “Change in Control,” as defined in the option plan. One-third of the new options granted to each of Dr. McGann and Dr. Jones are immediately exercisable, one-third will become exercisable on September 7, 2013, and the remaining one-third will become exercisable on September 7, 2014, subject to acceleration of vesting upon a “Change in Control.” Options granted to Messrs. Turmelle, Safir, Liscouski, Keating and the Estate of Mr. Levangie are immediately exercisable in full. All of the options will expire on September 6, 2022, subject to earlier expiration, with respect to Messrs. Bolduc, McGann, Deschenes, Jones, Silvestri and Ms. Baron in connection with the termination or cessation of their respective employment with the Company.

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

Our condensed consolidated statements of operations for the three months ended December 31, 2012 and 2011 include $1,528,000 and $59,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards.  For the six months ended December 31, 2012 and 2011, compensation costs related to our stock-based compensation arrangements for employee and non-employee director awards, included in our consolidated statement of operations was $10,793,000 and $117,000, respectively.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Cost of revenues	$113	$4	$578	$6
Research and development	157	18	655	35
Selling, general and administrative	1,258	37	9,560	76
Total	$1,528	$59	$10,793	$117

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the total amount of unrecognized stock-based compensation expense was approximately $5,698,000, which will be recognized over a weighted average period of 1.4 years.

As of December 31, 2012, there were options outstanding to purchase 17,832,901 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

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

Robert Liscouski, a member of our Board of Directors, serves as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the three and six months ended December 31, 2012, this advisory firm was paid $23,000 and $48,000, respectively.  During the three and six months ended December 31, 2011, this advisory firm was paid $33,000 and $56,000, respectively. We also issued 500,000 shares of common stock to this advisory firm in fiscal 2010.  As of December 31, 2012 and June 30, 2012, our obligation to the advisory firm was $112,000 and $83,000, respectively. In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the three months ended December 31, 2012 and 2011, Mr. Liscouski was paid $45,000. During the six months ended December 31, 2012 and 2011, Mr. Liscouski was paid $90,000. As of December 31, 2012 and June 30, 2012, we had no obligation to Mr. Liscouski.

7.

Note Payable – Related Party

In June 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.

As of December 31, 2012 and June 30, 2012, we had no obligation to Mr. Turmelle for borrowed funds.  As of December 31, 2012 and June 30, 2012, our obligation to Mr. Turmelle for accrued interest approximated $11,000.

8.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	December 31, 2012	June 30, 2012
Inventory	$239	$450
Insurance	74	56
Bank fees	24	35
Other prepaid expenses	171	268
	$508	$809

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves, consist of the following:

(In thousands)	December 31, 2012	June 30, 2012
Raw materials	$1,158	$1,363
Work in progress	69	280
Finished goods	242	1,550
Total inventories	$1,469	$3,193

As of December 31, 2012 and June 30, 2012, our reserves for excess and slow-moving inventories were $40,000.

10.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	December 31, 2012	June 30, 2012
Machinery and equipment	$508	$493
Computers and software	445	409
Furniture and fixtures	12	12
Leasehold improvements	98	98
Equipment under capital lease	62	62
	1,125	1,074
Less: accumulated depreciation and amortization	894	854
	$231	$220

For the three months ended December 31, 2012 and 2011, depreciation expense was approximately $21,000 and $18,000, respectively.  For the six months ended December 31, 2012 and 2011, depreciation expense was approximately $40,000 and $39,000, respectively

11.

Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	December 31, 2012	June 30, 2012
Accrued interest	$3,069	$2,571
Accrued compensation and benefits	1,310	1,224
Accrued warranty costs	216	118
Accrued legal and accounting	55	230
Other accrued liabilities	608	217
	$5,258	$4,360

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of December 31, 2012 and 2011, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(In thousands, except share and per share amounts)	2012	2011	2012	2011
Basis loss per share:
Numerator:
Net loss	$(3,723)	$(3,290)	$(16,471)	$(6,362)

Denominator:
Weighted average shares	45,465,728	33,061,330	43,222,973	32,505,774

Basic loss per share	$(0.08)	$(0.10)	$(0.38)	$(0.20)

Diluted loss per share:
Numerator:
Net loss	$(3,723)	$(3,290)	$(16,471)	$(6,362)

Denominator:
Weighted average shares	45,465,728	33,061,330	43,222,973	32,505,774
Effect of dilutive securities:
Stock options	-	-	-	-
Warrants	-	-	-	-
Convertible debt	-	-	-	-
Convertible preferred stock	-	-	-	-
	-	-	-	-
Weighted average share and equivalents	45,465,728	33,061,330	43,222,973	32,505,774

Diluted loss per share	$(0.08)	$(0.10)	$(0.38)	$(0.20)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents excluded from the diluted earnings per share calculation for the three and six months ended December 31, 2012 and 2011, were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Common stock equivalents excluded
Stock options	2,502,525	2,535,491	2,676,504	2,538,860
Warrants	1,522,098	1,062,346	1,593,553	1,062,948
Convertible debt	50,809,174	44,000,000	46,865,666	44,234,565
Convertible preferred stock	11,944,722	16,466,700	13,890,197	16,466,700
	66,778,519	64,064,537	65,025,920	64,313,073

13.

Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of December 31, 2012 and June 30, 2012 was approximately $25,000 and $30,000, respectively.

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

As required under the terms of the note, we made a principal payment of $1,000,000 on December 24, 2008.  The note required us to make a principal payment in an amount equal to any funds released from the escrow created in connection with the May 2007 sales of the assets of Accurel Systems International to Evans Analytical Group LLC, upon the release of such funds.  DMRJ waived that requirement in connection with the settlement of the subsequent litigation with Evans.

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

As a result of these defaults, effective December 11, 2009, (i) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in March 2009 automatically increased from 11% per annum to 2.5% per month; (ii) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in July 2009 automatically increased from 2.5% per month to 3.0% per month; and (iii) the interest rate that we were obligated to pay to DMRJ under the promissory note issued in September 2009 increased from 25% per annum to 30% per annum. All such default interest is payable upon demand by DMRJ.

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

In February 2012, we amended each of our credit instruments with DMRJ, to extend the maturity of all of our indebtedness to DMRJ to December 31, 2012.

On September 5, 2012, we amended our credit agreements with DMRJ. Pursuant to those amendments: (i) we extended the maturity date of all of our indebtedness from December 31, 2012 to March 31, 2013 and (ii) issued to DMRJ a second senior secured convertible promissory note in the principal amount of $12,000,000 (the “New Note”).

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

As of December 31, 2012, there were no shares of Series H Preferred  Stock outstanding.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $1,000,000 and $17,635,000, respectively.  Further, as of December 31, 2012, our obligation to DMRJ for accrued interest under these instruments approximated $3,059,000 and is included in current liabilities in the condensed consolidated financial statements.

As of February 5, 2013, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $1,000,000 and $19,076,000, respectively.  Further, as of February 5, 2013, our obligation to DMRJ for accrued interest under these instruments  approximated $3,576,000.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.

Series G Convertible Preferred Stock

In April 2011, in conjunction with the amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, we issued 164,667 shares of our Series G Convertible Preferred Stock to DMRJ in exchange for 1,646,663 shares of our Series F Convertible Preferred Stock.

The Series G Preferred Stock is convertible into that number of shares of common stock which equals the original issue price of the Series G Preferred Stock ($0.08 per share) divided by the “Series G Conversion Price.” All of the 164,667 shares of Series G Preferred Stock held by DMRJ were convertible into 16,466,700 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis.  We have concluded that the April 2011 amendment to the DMRJ credit facility was a debt modification, not an extinguishment, and have not recognized a gain or loss on this transaction in our statements of operations.  Further, we did not recognize a beneficial conversion feature on the Series G Preferred Stock or reassess an existing beneficial conversion feature as a result of this amendment.

During the three and six months ended December 31, 2012, DMRJ converted 31,000 and 53,000 shares of Series G Preferred Stock into 3,100,000 and 5,300,000 shares of our common stock, respectively.  As of December 31, 2012, DMRJ held 111,667 shares of Series G Preferred Stock.

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

In May 2011, we entered into two advisory and consulting services agreements, pursuant to which we agreed to issue up to an aggregate of 4,000,000 shares of our common stock.  In the three months and six ended December 31, 2011, we issued 333,334 and 1,333,334 shares of common stock, respectively, having a value of $197,000 and $799,000, respectively, under these agreements. As of June 30, 2012, we had issued all of the shares under the consulting services agreements to the two advisors.

As of December 31, 2012, there were warrants outstanding to purchase 2,880,352 shares of our common stock at exercise prices ranging from $0.08 to $1.40 expiring at various dates between December 10, 2013 and November 1, 2017.

We issued 889,766 and 0 shares of common stock during the three months ended December 31, 2012 and 2011, respectively, and 1,288,099 and 80,000 shares of common stock during the six months ended December 31, 2012 and 2011, respectively, as a result of the exercise of options by employees and the exercise of warrants by consultants.

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

We have recorded a full valuation allowance against our net deferred tax assets of $25,230,000 as of June 30, 2012 and December 31, 2012, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  At the adoption date and as of December 31, 2012, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2009 through 2012 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the three and six months ended December 31, 2012 and 2011, we provided for no taxes in our consolidated statement of operations as we have significant net loss carryforwards.

18.

Commitments and Contingencies

We lease manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on January 31, 2015.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, California, which was renewed and expires on March 31, 2013.  Total rent expense, including assessments for maintenance and real estate taxes for the six months ended December 31, 2012 and 2011, was $198,000 and $168,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of December 31, 2012 and June 30, 2012, the balance due is approximately $27,000 and is included in current liabilities in the condensed consolidated balance sheets.

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

In October 2012, we negotiated preliminary settlement terms with Fulong, which provided for the payment of $200,000, which funds have been placed in escrow and agreed to the transfer of ownership of five QS-H150 detectors, currently held by Fulong to Fulong, which transfer is conditioned on receipt of an export license from the U.S. Department of Commerce.  No assurances can be given that these negotiations will be successful. We have filed counterclaims against Fulong and, if the matter is not resolved through negotiation, we will continue to contest the matter vigorously.

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

21.

Subsequent Events

On January 17, 2013, we filed Articles of Amendment to our Restated Articles of Organization with the Commonwealth of Massachusetts increasing the total number of shares of common stock we are authorized to issue to 200,000,000 from 50,000,000.  Our shareholders approved the proposal to increase the number of shares of common stock we are authorized to issue in June 2010.

 In January and February 2013, DMRJ converted an aggregate of 75,500 of the Series G Convertible Preferred Stock into 7,550,000 shares of our common stock.

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

On January 16, 2013, our QS-B220 Benchtop Explosives and Narcotics Detector was accepted into the “Approved” section of the Transportation Security Administration’s Air Cargo Screening Technology List.

Please see our Annual report on Form 10-K for the fiscal year ended June 30, 2012 for a complete description of our business.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our condensed consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2012.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses  judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Results of Operations

 Three Months Ended December 31, 2012 vs. December 31, 2011

Revenues

Revenues for the three months ended December 31, 2012 were $6,938,000 as compared with $1,132,000 for the comparable prior year period, an increase of $5,806,000, or 512.9%.  The increase in revenue is due primarily to the shipment of the India Ministry of Defence order, resulting in a 511% increase in the number of QS-H150 handheld units sold and increased sales of parts and supplies during the three months ended December 31, 2012, as compared to the comparable prior year period and, to a lesser extent, incremental sales of our QS-B220 benchtop units, which we began shipping commercially in the third quarter of fiscal 2012, partially offset by a 9.3% decrease in average unit sell prices on sales our QS-H150 handheld units.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2012 were $4,470,000 as compared with $767,000 for the comparable prior year period, an increase of $3,703,000 or 482.8%.  The increase in cost of revenues recorded in the three months ended December 31, 2012 is primarily due to increased unit sales of our security products, increased manufacturing overhead spending due to stock-based compensation recorded on the September 2012 officer and director option grants and increased manufacturing personnel costs, as compared to the comparable prior year period.

Gross Margin

Gross margin for the three months ended December 31, 2012 was $2,468,000 or 35.6% of revenues as compared with gross margin of $365,000 or 32.2% of revenues for the comparable prior year period.  The gross margin increase is due primarily to higher unit volume of our explosives detection products sold, which resulted in decreased unabsorbed manufacturing overhead and higher margins realized on sales of parts and supplies, partially offset by stock-based compensation recorded on the September 2012 officer and director option grants and by the 9.3% decrease in the average unit sell prices on sales of our QS-H150 handheld units in the three months ended December 31, 2012, as compared to the comparable prior year period.

Research and Development Expense

Research and development expense for the three months ended December 31, 2012 was $1,068,000 as compared with $747,000 for the comparable prior year period, an increase of $321,000 or 43.0%.  The increase in research and development expense is due primarily to increased payroll and related benefit costs, stock-based compensation recorded on the September 2012 officer and director option grants, partially offset by decreased contracted engineering. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well as to prepare for certain government laboratory acceptance testing. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B220 benchtop explosives and narcotics detector and the development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2012 were $3,793,000 as compared with $1,982,000 for the comparable prior year period, an increase of $1,811,000, or 91.4%.  The increase in selling, general and administrative expenses is due primarily a $1,276,000 increase in stock-based compensation recorded on the September 2012 officer and director option grants, increased payroll, related benefit costs and travel expense resulting from the addition of sales personnel, the imposition of liquidated damages of $298,000 under our contact with the India Ministry of Defence, due to delayed shipment and increased bank fees, partially offset by lower consulting fees due to the issuance of our common stock to certain consultants in the comparable prior year period.

Other Income and Expense, Net

For the three months ended December 31, 2012, other expense, net was $1,330,000 as compared with other expense, net of $926,000, for the comparable prior year period, an increase of $404,000. The increase was primarily due to increased interest expense on higher borrowings under our credit facility with DMRJ. Interest expense increased $404,000 to $1,331,000 in the three months ended December 31, 2012 from $927,000 in the comparable prior year period.

Net Loss

Our net loss for the three months ended December 31, 2012 was $3,723,000 as compared with a net loss of $3,290,000 for the comparable prior year period, an increase of $433,000, or 13.2%.  The increase in the net loss is primarily due to stock-based compensation recorded on the September 2012 officer and director option grants, increased operating expenses and increased interest expense.

Results of Operations

Six Months Ended December 31, 2012 vs. December 31, 2011

Revenues

Revenues for the six months ended December 31, 2012 were $8,353,000 as compared with $2,168,000 for the comparable prior year period, an increase of $6,185,000, or 285.3%.  The increase in revenue is due primarily to the shipment of the India Ministry of Defence order, resulting in a 284% increase in the number of QS-H150 handheld units sold and increased sales of parts and supplies during the six months ended December 31, 2012, as compared to the comparable prior year period and, to a lesser extent, incremental sales of our QS-B220 benchtop units, which we began shipping commercially in the third quarter of fiscal 2012, partially offset by an 8.4% decrease in average unit sell prices on sales our QS-H150 handheld units.

Cost of Revenues

Cost of revenues for the six months ended December 31, 2012 were $5,924,000 as compared with $1,404,000 for the comparable prior year period, an increase of $4,520,000 or 321.9%.  The increase in cost of revenues recorded in the six months ended December 31, 2012 is primarily due to increased unit sales of our security products, increased manufacturing overhead spending due to stock-based compensation recorded on the September 2012 officer and director option grants and increased manufacturing personnel costs, as compared to the comparable prior year period.

Gross Margin

Gross margin for the six months ended December 31, 2012 was $2,429,000 or 29.1% of revenues as compared with gross margin of $764,000 or 35.2% of revenues for the comparable prior year period.  The decrease in gross margin is primarily the result of increased manufacturing overhead spending due to stock-based compensation recorded on the September 2012 officer and director option grants, increased manufacturing personnel costs and by the 8.4% decrease in the average unit sell prices on sales of our QS-H150 handheld units in the six months ended December 31, 2012, as compared to the comparable prior year period.

Research and Development Expense

Research and development expense for the six months ended December 31, 2012 was $2,405,000 as compared with $1,566,000 for the comparable prior year period, an increase of $839,000 or 53.6%.  The increase in research and development expense is due primarily to stock-based compensation recorded on the September 2012 officer and director option grants and increased payroll and related benefit costs, partially offset by decreased contracted engineering. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well as to prepare for certain government laboratory acceptance testing. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B220 benchtop explosives and narcotics detector and the development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2012 were $13,924,000 as compared with $3,795,000 for the comparable prior year period, an increase of $10,129,000, or 266.9%.  The increase in selling, general and administrative expenses is due primarily to a $9,603,000 increase in stock-based compensation recorded on the September 2012 officer and director option grants, increased payroll, related  benefit costs and travel expense resulting from the addition of sales personnel, the imposition of liquidated damages of $298,000 under our contact with the India Ministry of Defence, due to delayed shipment, increased legal fees and increased bank fees, partially offset by lower consulting fees due to the issuance of our common stock to certain consultants in the comparable prior year period.

Other Income and Expense, Net

For the six months ended December 31, 2012, other expense, net was $2,571,000 as compared with other income, net of $1,765,000, for the comparable prior year period, an increase of $806,000. The increase was primarily due to increased interest expense on higher borrowings under our credit facility with DMRJ. Interest expense increased $805,000 to $2,572,000 in the six months ended December 31, 2012 from $1,767,000 in the comparable  prior year period.

Net Loss

Our net loss for the six months ended December 31, 2012 was $16,471,000 as compared with a net loss of $6,362,000 for the comparable prior year period, an increase of $10,109,000, or 158.9%.  The increase in the net loss is primarily due to stock-based compensation recorded on the September 2012 officer and director option grants, increased operating expenses and increased interest expense.

Liquidity and Capital Resources

As of December 31, 2012 and June 30, 2012, we had cash and cash equivalents of $34,000 and $84,000, respectively. On March 31, 2013, we must repay in full our obligations to DMRJ under the amended and restated senior secured promissory note issued to DMRJ in March 2009, under a second senior secured convertible promissory note issued in September 2012, under a secured promissory note issued in July 2009 and under a revolving credit facility established in September 2009.  As of December 31, 2012, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $1,000,000 and $17,635,000, respectively.  Further, as of December 31, 2012, our obligation to DMRJ for accrued interest under these instruments approximated $3,059,000.

As of February 5, 2013, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $1,000,000 and $19,077,000, respectively.  Further, as of February 5, 2013, our obligation to DMRJ for accrued interest under  these instruments approximated $3,576,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

During the six months ended December 31, 2012, we had net cash outflows of $3,185,000 from operating activities as compared to net cash outflows from operating activities of $5,153,000 for the comparable prior year period.  The approximately $1,968,000 decrease in net cash outflows used in operating activities during the three months ended December 31, 2012, as compared to the comparable prior year period, was due to the shipment of our order with the India Ministry of Defence, resulting in the following changes to working capital (i) a $1,724,000 decrease in inventories due to the shipment of the India Ministry of Defence order, compared to a $888,000 increase in inventories; (ii) a $351,000 decrease in prepaid expenses, compared to a $39,000 decrease due to primarily to a decrease in prepaid inventory, which inventory was shipped in the period ended December 31, 2012; (iii) a decrease in accounts payable of $206,000, compared to an increase in accounts payable of $132,000 in the prior period due to increased operating expenses;  (iv) a $1,295,000 increase in accrued expenses, compared to a $607,000 increase in accrued expenses in the prior year due primarily to increased accruals for unpaid interest on our borrowings with DMRJ, the imposition of liquidated damages under our contact with the India Ministry of Defence, due to delayed shipment and increased warranty reserves. These increases were partially offset by (v) a $732,000 decrease in deferred revenue, compared to a $95,000 increase in the prior year, due to the shipment of the India Ministry of Defence order; and, (vi) a $334,000 increase in accounts receivable, compared to a $53,000 decrease in accounts receivable due to the timing of product shipments in the current fiscal year.

During the six months ended December 31, 2012, we had net cash outflows of $272,000 from investing activities as compared to net cash outflows of $316,000 from investing activities for the comparable prior year period.  The $44,000 decrease in net cash used in investing activities during the six months ended December 31, 2012, as compared to the comparable prior year period, was primarily due to a $56,000 decrease in purchases of equipment, partially offset by a $12,000 increase in cash transferred to restricted funds.

During the six months ended December 31, 2012 we had net cash inflows of $3,407,000 from financing activities as compared to net cash inflows of $5,244,000 from financing activities for the comparable prior year period.  The $1,837,000 decrease in net cash from financing activities during the six months ended December 31, 2012, as compared to the comparable prior year period, was primarily a result of receipt of $4,761,000 in proceeds from our shipment to the India Ministry of Defence, which resulted in deceased borrowings under our credit facility with DMRJ, compared to the prior fiscal year. During the six months ended December 31, 2012, we received proceeds of $26,000 due to the exercise of employee stock options.

Credit Facilities with DMRJ Group LLC

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility.  On September 5, 2012, we amended our credit agreements with DMRJ (see Note 13) pursuant to which we extended the maturity date of all of our indebtedness from December 31, 2012 to March 31, 2013 and issued to DMRJ a second senior secured convertible promissory note in the principal amount of $12,000,000. This note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock at an initial conversion rate of $1,000 per share. There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had three irrevocable standby letters of credit outstanding in the approximate amount of $1,562,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between August 2, 2013 and May 4, 2015.

As of December 31, 2012, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of December 31, 2012 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

As previously reported in January 2011, Fulong Integrated Technique, Ltd. filed a complaint against us in the Middlesex Superior Court of the Commonwealth of Massachusetts, alleging non-payment of amounts owed for services provided to us in connection with the sale of handheld explosives detection equipment to a customer in China in the first quarter of 2009.

In October 2012, we negotiated preliminary settlement terms with Fulong, which provided for the payment of $200,000, which funds have been placed in escrow and agreed to the transfer of ownership of five QS-H150 detectors, currently held by Fulong to Fulong, which transfer is conditioned on receipt of an export license from the U.S. Department of Commerce.  No assurances can be given that these negotiations will be successful. We have filed counterclaims against Fulong and, if the matter is not resolved through negotiation, we will continue to contest the matter vigorously.

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

We will be required to repay all of our borrowings from DMRJ on March 31, 2013.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets. As of February 5, 2013, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $1,000,000 and $19,077,000, respectively.  Further, as of February 5, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $3,576,000.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In October 2012 and in November 2012, DMRJ converted 15,000 and 16,000 shares, respectively, of the Series G Convertible Preferred Stock into 1,500,000 and 1,600,000 shares of our common stock. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

In November 2012, we issued warrants to purchase 100,000 shares of our common stock, at exercise prices of $1.22 per share, to two consultants, in consideration of services rendered to us under a consulting agreement. The issuance of this warrant was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Ref. No.	Description
3.1	*	Restated Articles of Organization, as amended, of Implant Sciences Corporation.
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document.
101.SCH	***	XBRL Taxonomy Extension Schema Document.
101.CAL	***	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**

In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.  Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***

In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” or part of a registration statement for purposes of Sections 11 and 12 of the Securities Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act  and is not otherwise subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.

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

Dated: February 14, 2013