Form 10-Q
period 2013-03-31
IMPLANT SCIENCES CORP
filed 2013-05-17
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 55,036,965 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012	3
	Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
	Signatures	37

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$84
Restricted cash and investments	1,295	1,274
Accounts receivable-trade, net of allowances of $3 and $20, respectively	746	182
Inventories, net	2,218	3,193
Prepaid expenses and other current assets	333	809
Total current assets	4,592	5,542
Property and equipment, net	363	220
Restricted cash and investments	312	312
Other non-current assets	126	162
Total assets	$5,393	$6,236
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible promissory note	$3,184	$3,224
Second senior secured convertible promissory note	12,000	-
Third senior secured convertible promissory note	12,000	-
Senior secured promissory note	1,000	1,000
Line of credit	9,586	26,231
Current maturities of obligations under capital lease	57	24
Payable to Med-Tec	20	30
Accrued expenses	5,741	4,360
Accounts payable	2,541	2,654
Deferred revenue	304	1,081
Total current liabilities	46,433	38,604
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	73	33
Total long-term liabilities	73	33
Total liabilities	46,506	38,637

Commitments and contingencies (Note 18)

Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 55,047,510 and 55,036,965 at March 31, 2013 and $0.10 par value: 50,000,000 shares authorized; 39,163,540 and 39,152,995 at June 30, 2012 shares issued and outstanding, respectively	55	3,916
Preferred stock; $0.10 par value; 5,000,000 shares authorized	-	-
Series G Convertible Preferred Stock, $0.10 par value; 650,000 shares authorized, 36,167 shares issued and outstanding at March 31, 2013 and 164,667 shares issued and outstanding at June 30, 2012 , respectively (liquidation value of $289,000 and $1,317,000, respectively)	60	274
Series H Convertible Preferred Stock; $0.10 par value; 15,000 shares authorized
no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; $0.10 par value; 15,000 shares authorized
no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; $0.10 par value; 6,000 shares authorized
no shares issued and outstanding	-	-
Additional paid-in capital	100,344	83,436
Accumulated deficit	(141,332)	(119,522)
Deferred compensation	(167)	(432)
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(41,113)	(32,401)
Total liabilities and stockholders' deficit	$5,393	$6,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues	$1,262	$686	$9,615	$2,854
Cost of revenues	959	504	6,883	1,908
Gross margin	303	182	2,732	946
Operating expenses:
Research and development	1,116	799	3,521	2,365
Selling, general and administrative	3,191	2,258	17,115	6,053
Total operating expenses	4,307	3,057	20,636	8,418
Loss from operations	(4,004)	(2,875)	(17,904)	(7,472)
Other income (expense), net:
Interest income	1	1	2	3
Interest expense	(1,336)	(1,016)	(3,908)	(2,783)
Total other income (expense), net	(1,335)	(1,015)	(3,906)	(2,780)
Net loss	$(5,339)	$(3,890)	$(21,810)	$(10,252)

Net loss per share, basic and diluted	$(0.10)	$(0.11)	$(0.47)	$(0.31)

Weighted average shares used in computing net loss per common share, basic and diluted	53,747,496	34,474,665	46,731,147	33,162,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(21,810)	$(10,252)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	58	54
Stock-based compensation expense	12,325	200
Warrants issued to non-employees	482	325
Common stock issued to consultants	19	1,386
Litigation settlement	(295)	-
Bad debt expense (recoveries)	2	(1)
Changes in assets and liabilities:
Gain on sale of equipment	(20)	-
Accounts receivable	(566)	904
Inventories	975	(654)
Prepaid expenses and other current assets	512	4
Accounts payable	211	40
Accrued expenses	1,548	565
Deferred revenue	(777)	71
Net cash used in operating activities	(7,336)	(7,358)

Cash flows from investing activities:
Purchases of property and equipment	(103)	(139)
Proceeds from sale of equipment	20	-
Transfer to restricted funds, net	(21)	(39)
Net cash used in investing activities	(104)	(178)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options	26	-
Repayment of long-term capital lease obligations	(25)	(20)
Net borrowings on line of credit	7,355	7,294
Net cash provided by financing activities	7,356	7,274
Net change in cash and cash equivalents	(84)	(262)
Cash and cash equivalents at beginning of period	84	264
Cash and cash equivalents at end of period	$-	$2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,070	$2,100

Non-cash Investing and Financing Activity:
Conversion of senior secured convertible promissory note to common shares	$40	$160
Conversion of line of credit to second senior secured convertible promissory note	12,000	-
Conversion of line of credit to third senior secured convertible promissory note	12,000	-
Exercise of stock options	200	-
Exercise of stock purchase warrants	109	-
Purchases of property and equipment under capital lease	98	-

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

We are party to several loan and credit agreements with DMRJ Group LLC (“DMRJ”), an accredited institutional investor (see Note 13).  As of March 31, 2013, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a third senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $9,586,000, respectively.  Further, as of March 31, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $4,390,000 and is included in current liabilities in the condensed consolidated financial statements.

As of May 6, 2013, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $10,862,000, respectively.  Further, as of May 6, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $4,189,000.

Despite our current sales, expense and cash flow projections and $12,763,000 in cash available from our line of credit with DMRJ at March 31, 2013, we will require additional capital in the third quarter of fiscal 2014 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

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

We are currently expending significant resources to develop the next generation of our current products and to develop new products.  We will require additional funding in order to continue the advancement of the commercial development and manufacturing of our explosives and narcotics detection systems.  We will attempt to obtain such financing by: (i) government grants, (ii) private financing, or (iii) strategic partnerships.  However, there can be no assurance that we will be successful in our attempts to raise such additional financing.

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

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the nine months ended March 31, 2013 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The balance sheet at June 30, 2012 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

Our financial instruments at March 31, 2013 include cash equivalents, certificates of deposit, accounts receivable, accounts payable, a senior secured convertible promissory note, a second senior secured convertible promissory note and a senior secured promissory note. The carrying amounts of cash and cash equivalents, certificates of deposit, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, as included in Note 13, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value measurements of assets and liabilities as of March 31, 2013:

		Fair Value Measurements as of March 31, 2013
Description (In thousands)	Carrying Value at March 31, 2013	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$1,562	$1,562	$-	$-
Senior secured convertible promissory note	3,184	-	-	3,184
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Senior secured promissory note	1,000	-	-	1,000

The following table provides the fair value measurements of assets and liabilities as of June 30, 2012:

		Fair Value Measurements as of June 30, 2012
Description (In thousands)	Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$1,562	$1,562	$-	$-
Senior secured convertible promissory note	3,224	-	-	3,224
Senior secured promissory note	1,000	-	-	1,000

4.

Restricted Cash and Investments – Current and Long-Term

As of March 31, 2013 and June 30, 2012, we had restricted cash and investments, with maturities of less than one year, of $1,295,000 and $1,274,000, respectively, and restricted investments, with maturities of more than one year, of $312,000.  Restricted cash and investments consisted of the following:

	March 31,	June 30,
(In thousands)	2013	2012
Current assets
Certificates of deposit	$1,250	$1,250
Blocked account deposit	45	24
	$1,295	$1,274

Non-current assets
Certificates of deposit	$312	$312
	$312	$312

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to our September 2009 credit agreement with DMRJ, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the revolving line of credit. Until the line of credit and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of March 31, 2013 and June 30, 2012, the balance in the blocked collections account was $45,000 and $24,000, respectively.

The restricted investments of $1,562,000 held in certificates of deposit collateralize our performance under three irrevocable letters of credit issued in April 2010, aggregating to $1,488,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $74,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between August 2, 2013 and May 4, 2015. On May 1, 2013, the letter of credit providing security for the advance deposit was cancelled, resulting in the release of $937,000 held in a certificate of deposit. The funds have been applied to reduce our obligation for accrued interest and borrowings under the credit facility with DMRJ.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
13,300,000

Each of the options has an exercise price of $1.40 per share. One-half of options granted to each of Messrs. Bolduc, Deschenes, Silvestri and Ms. Baron are immediately exercisable and the other one-half will become exercisable on September 7, 2013, subject to acceleration of vesting upon a “Change in Control,” as defined in the option plan. One-third of the new options granted to each of Dr. McGann and Dr. Jones are immediately exercisable, one-third will become exercisable on September 7, 2013, and the remaining one-third will become exercisable on September 7, 2014, subject to acceleration of vesting upon a “Change in Control.” Options granted to Messrs. Turmelle, Safir, Liscouski, Keating and the Estate of Mr. Levangie are immediately exercisable in full. All of the options will expire on September 6, 2022, subject to earlier expiration with respect to Messrs. Bolduc, McGann, Deschenes, Jones, Silvestri and Ms. Baron in connection with the termination or cessation of their respective employment with the company.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 include $1,532,000 and $83,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards.  For the nine months ended March 31, 2013 and 2012, compensation costs related to our stock-based compensation arrangements for employee and non-employee director awards, included in our consolidated statement of operations was $12,325,000 and $200,000, respectively, as follows:

(In thousands)	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Cost of revenues	$104	$4	$682	$10
Research and development	164	27	819	62
Selling, general and administrative	1,264	52	10,824	128
Total	$1,532	$83	$12,325	$200

As of March 31, 2013, the total amount of unrecognized stock-based compensation expense was approximately $4,385,000, which will be recognized over a weighted average period of 1.0 year.

As of March 31, 2013, there were options outstanding to purchase 17,514,651 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

6.

Related Party Transactions

We have entered into a fixed asset lease agreement with Ferran Scientific, Inc., a firm owned by the father of the former chairman of Ion Metrics.  The lease, assumed as part of our acquisition of Ion Metrics, Inc., expires on December 31, 2013.  Our annual lease payments under this lease are approximately $31,000 per year.

Robert Liscouski, a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the three and nine months ended March 31, 2013, this advisory firm was paid $6,000 and $54,000, respectively.  During the three and nine months ended March 31, 2012, this advisory firm was paid $25,000 and $81,000, respectively. We also issued 500,000 shares of common stock to this advisory firm in fiscal 2010.  As of March 31, 2013 and June 30, 2012, our obligation to the advisory firm was $124,000 and $83,000, respectively. On March 31, 2013, we terminated our relationship with this advisory firm. In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the three months ended March 31, 2013 and 2012, Mr. Liscouski was paid $45,000. During the nine months ended March 31, 2013 and 2012, Mr. Liscouski was paid $135,000. As of March 31, 2013 and June 30, 2012, we had no obligation to Mr. Liscouski.

7.

Note Payable – Related Party

In June 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.

As of March 31, 2013 and June 30, 2012, we had no obligation to Mr. Turmelle for borrowed funds.  As of March 31, 2013 and June 30, 2012, our obligation to Mr. Turmelle for accrued interest approximated $11,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	March 31, 2013	June 30, 2012
Inventory	$3	$450
Insurance	94	56
Bank fees	20	35
Other prepaid expenses	216	268
	$333	$809

9.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves, consist of the following:

(In thousands)	March 31, 2013	June 30, 2012
Raw materials	$1,790	$1,363
Work in progress	187	280
Finished goods	241	1,550
Total inventories	$2,218	$3,193

As of March 31, 2013 and June 30, 2012, our reserves for excess and slow-moving inventories were $40,000.

10.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	March 31, 2013	June 30, 2012
Machinery and equipment	$351	$493
Computers and software	481	409
Furniture and fixtures	24	12
Leasehold improvements	98	98
Equipment under capital lease	160	62
	1,114	1,074
Less: accumulated depreciation and amortization	751	854
	$363	$220

For the three months ended March 31, 2013 and 2012, depreciation expense was approximately $18,000 and $15,000, respectively.  For the nine months ended March 31, 2013 and 2012, depreciation expense was approximately $58,000 and $54,000, respectively.  During the three months ended March 31, 2013, we recognized a gain of $20,000 on the disposition of machinery and equipment with a cost of approximately $161,000 and no net book value.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.

Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	March 31, 2013	June 30, 2012
Accrued interest	$4,402	$2,571
Accrued compensation and benefits	655	1,224
Accrued warranty costs	227	118
Accrued legal and accounting	80	230
Other accrued liabilities	377	217
	$5,741	$4,360

12.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of March 31, 2013 and 2012, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2013	2012	2013	2012
Basis loss per share:
Numerator:
Net loss	$(5,339)	$(3,890)	$(21,810)	$(10,252)
Denominator:
Weighted average shares	53,747,496	34,474,665	46,731,147	33,162,071
Basic loss per share	$(0.10)	$(0.11)	$(0.47)	$(0.31)

Diluted loss per share:
Numerator:
Net loss	$(5,339)	$(3,890)	$(21,810)	$(10,252)
Denominator:
Weighted average shares	53,747,496	34,474,665	46,731,147	33,162,071
Effect of dilutive securities:
Stock options	-	-	-	-
Warrants	-	-	-	-
Convertible debt	-	-	-	-
Convertible preferred stock	-	-	-	-
	-	-	-	-
Weighted average share and equivalents	53,747,496	34,474,665	46,731,147	33,162,071
Diluted loss per share	$(0.10)	$(0.11)	$(0.47)	$(0.31)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents excluded from the diluted earnings per share calculation for the three and nine months ended March 31, 2013 and 2012, were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Common stock equivalents excluded
Stock options	2,171,153	2,483,636	2,630,184	2,524,096
Warrants	516,242	1,052,795	595,081	1,059,681
Convertible debt	54,424,994	43,000,000	49,348,657	43,000,000
Convertible preferred stock	5,608,900	16,466,700	11,160,100	16,466,700
	62,721,289	63,003,131	63,734,022	63,050,477

13.

Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of March 31, 2013 and June 30, 2012 was approximately $20,000 and $30,000, respectively.

Term Debt and Revolving Credit Facility with DMRJ

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

In September 2012, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments: (i) we extended the maturity date of all of our indebtedness from September 30, 2012 to March 31, 2013 and (ii) issued to DMRJ a second senior secured convertible promissory note in the principal amount of $12,000,000 (the “September 2012 Note”).

The September 2012 Note bears interest at the rate of 15% per annum. The principal balance of this note, together with all outstanding interest and all other amounts owed thereunder, was due and payable on March 31, 2013. The Second Senior Secured Convertible Promissory Note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock  at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series H Preferred Stock, the “Series H Original Issue Price”).

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The September 2012 Note originally gave DMRJ the option to require us to repurchase any or all of the shares of Series H Preferred Stock owned by DMRJ, at the Series H Original Issue Price per share, if we did not (i) by March 31, 2013, have at least one of our products receive qualified or approved status on the “Transportation Security Administration Air Cargo Screening Technology List (ACSTL) – For Passenger Aircraft” or placed on the Transportation Security Administration’s “Explosive Trace Detector Qualified Product List (QPL)”; or (ii) achieve revenues of at least $7,500,000 per fiscal quarter, commencing with fiscal quarter ending June 30, 2013. As described below, the note was subsequently amended to eliminate this option.

The holders of the Series H Preferred Stock will be entitled to receive, prior to the payment of any dividends with respect to our Common Stock and/or Series G Convertible Preferred Stock, cumulative dividends on each share of Series H Preferred Stock at a rate equal to 15% of the Series H Original Issue Price per annum, (i) when, as and if declared by our Board of Directors, (ii) upon a liquidation, dissolution or winding up of the Company (a “Liquidation Event”), or (iii) upon the repurchase or conversion of the Series H Preferred Stock All dividends accruing on the Series H Preferred Stock are payable by the issuance of additional shares of Series H Preferred Stock.

Upon a Liquidation Event, the holders of shares of Series H Preferred Stock then outstanding will be entitled to be paid out of the assets of the company available for distribution to its stockholders, before any payment is made to the holders of Common Stock and/or Series G Preferred Stock in respect of such stock, an amount per share equal to the Series H Original Issue Price, plus any accrued but updated dividends thereon, whether or not declared. At the option of holders of a majority of the outstanding Series H Preferred Stock, (i) a consolidation or merger of us with or into another entity or person, or any other corporate reorganization, in which the our stockholders immediately prior to such consolidation, merger or reorganization do not hold at least a majority of the resulting or surviving entities’ voting power immediately following such consolidation, merger or reorganization, or (ii) a sale or transfer of all or substantially all of our assets for cash, securities or other property, will be deemed to be a Liquidation Event.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2013, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments:

•

the maturity of all of our indebtedness to DMRJ was extended from March 31, 2013 to March 31, 2014;

•

DMRJ waived our compliance with certain financial covenants in each of our promissory notes and all related credit agreements through the new maturity date;

•

DMRJ’s option to require us to repurchase any or all of the shares of Series H Convertible Preferred Stock ) which may be issued upon conversion of the September 2012 Note was eliminated;

•

we issued to DMRJ a third senior secured convertible promissory note dated February 28, 2013, in the aggregate principal amount of $12,000,000 (the “February 2013 Note”). Payment for the February 2013 Note was made by the cancellation of $12,000,000 of principal of the outstanding indebtedness under our credit agreement;

•

DMRJ acquired the option to convert the amended and restated senior secured convertible promissory note dated March 12, 2012 (the “March 2009 Note”) into shares of Series J Convertible Preferred Stock in lieu of shares of Common Stock; and

•

the March 2009 Note and the September 2012 Note were amended to permit us to prepay any or all of our indebtedness thereunder on 30 days’ prior notice.

The February 2013 Note bears interest at the rate of 15% per annum. The principal balance of this note, together with all outstanding interest and all other amounts owed thereunder, will be due and payable on March 31, 2014. The February 2013 Note is convertible in whole or in part, at DMRJ’s option, into shares of Series I Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series I Preferred Stock, the “Series I Original Issue Price”). We may prepay this note on 30 days’ prior notice.

As amended, the March 2009 Note is convertible in whole or in part, at DMRJ’s option, into shares of Series J Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series J Preferred Stock, the “Series J Original Issue Price”).

The holders of the Series I Preferred Stock will be entitled to receive, prior to the payment of any dividends with respect to our Common Stock and/or Series G Preferred Stock, cumulative dividends on each share of Series I Preferred Stock at a rate equal to 15% of the Series I Original Issue Price per annum, (i) when, as and if declared by our Board of Directors, (ii) upon a “Liquidation Event”, or (iii) upon the conversion of the Series I Preferred Stock All dividends accruing on the Series I Preferred Stock are payable by the issuance of additional shares of Series I Preferred Stock.

The holders of Series J Preferred Stock will be entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our Common Stock.

Upon a Liquidation Event, the holders of shares of Series I Preferred Stock and Series J Preferred Stock then outstanding will be entitled to be paid out of the assets of the company available for distribution to its stockholders, pari passu with distributions made with respect to the Series H Preferred Stock but before any payment is made to the holders of Common Stock and /or Series G Preferred Stock in respect of such stock, (i) an amount per share of Series I Preferred Stock equal to the Series I Original Issue Price, plus any accrued but updated dividends thereon, whether or not declared, and (ii) an amount per share of Series J Preferred Stock equal to the Series J Original Issue Price, plus any dividends declared but unpaid thereon. At the option of holders of a majority of the outstanding Series I Preferred Stock, (i) a consolidation or merger of the company with or into another entity or person, or any other corporate reorganization, in which the stockholders of the company immediately prior to such consolidation, merger or reorganization do not hold at least a majority of the resulting or surviving entities’ voting power immediately following such consolidation, merger or reorganization, or (ii) a sale or transfer of all or substantially all of our assets for cash, securities or other property, will be deemed to be a Liquidation Event.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon any such Liquidation Event, and after all payments described in the preceding paragraph are made in full in respect of the Series H Preferred Stock, the Series I Preferred Stock and the Series J Preferred Stock, the holders of the Series G Preferred Stock will be entitled to be paid out of the assets of the company available for distribution to its stockholders an amount equal to $8.00 per share of Series G Preferred Stock, plus any declared but unpaid dividends, prior to the payment of any amounts to the holders of our Common Stock by reason of their ownership of such stock.

Each share of Series I Preferred Stock will be convertible, at the option of the holder, into that number of shares of Common Stock as is determined by (i) dividing the Series I Original Issue Price by the Series I Conversion Price (as defined below) in effect at the time of conversion and (ii) multiplying the result by 1,000. The “Series I Conversion Price” will initially be equal to $1,180.00, and is subject to adjustment in the event that (a) we issue additional shares of Common Stock as a dividend or other distribution on outstanding shares of Common Stock, (b) there is a split or subdivision of outstanding shares of Common Stock, or (c) there is a combination or reverse stock split of outstanding shares of Common Stock into a smaller number of shares of Common Stock. Assuming no adjustments to the Series I Original Issue Price or the Series I Conversion Price, the February 2013 Note will be convertible indirectly, at DMRJ’s option, into shares of Common Stock at an effective conversion price of $1.18 per share, which represents premium of approximately 3% over the closing price of the Common Stock on the trading day preceding the date of the February 28, 2013 amendments.

Each share of Series J Preferred Stock will be convertible, at the option of the holder, into that number of shares of Common Stock as is determined by dividing the Series J Original Issue Price by the Series J Conversion Price (as defined below) in effect at the time of conversion. The “Series J Conversion Price” will initially be equal to $.08, and is subject to adjustment in the event that (a) the Company issues additional shares of Common Stock as a dividend or other distribution on outstanding shares of Common Stock, (b) there is a split or subdivision of outstanding shares of Common Stock, or (c) there is a combination or reverse stock split of outstanding shares of Common Stock into a smaller number of shares of Common Stock. Assuming no adjustments to the Series J Original Issue Price or the Series J Conversion Price, the March 2009 Note will be convertible indirectly, at DMRJ’s option, into shares of Common Stock at an effective conversion price of $.08 per share. Prior to the execution of the amendment, the March 2009 Note was convertible directly into shares of Common Stock at a conversion price of $.08 per share. Accordingly, we do not believe this change to be material.

The holders of the Series I Preferred Stock and the Series J Preferred Stock will have no voting rights except as required by applicable law. However, without the consent of the holders of a majority of the outstanding Series I Preferred Stock or Series J Preferred Stock, as the case may be, with each such series voting as a separate class, we may not (i) amend, alter or repeal any provision of our Articles of Organization or By-laws in a manner that adversely affects the powers, preferences or rights of the Series I Preferred Stock or Series J Preferred Stock, as the case may be; (ii) authorize or issue any equity securities (or any equity or debt securities convertible into equity securities) ranking prior and superior to the Series I Preferred Stock or Series J Preferred Stock, as the case may be, with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up; or (iii) consummate any capital reorganization or reclassification of any of its equity securities (or debt securities convertible into equity securities) into equity securities ranking prior and superior to the Series I Preferred Stock or Series J Preferred Stock, as the case may be, with respect to dividends, distributions, redemption rights or rights upon liquidation, dissolution or winding up.

As of March 31, 2013, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a third senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $9,586,000, respectively.  Further, as of March 31, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $4,390,000 and is included in current liabilities in the condensed consolidated financial statements.

As of May 6, 2013, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the third senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $10,862,000, respectively.  Further, as of May 6, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $4,189,000.

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

As of the date of issuance, we recorded the relative fair value of the Series F Preferred Stock of approximately $274,000 against the July 1, 2009 senior secured promissory note, which was accreted to the note over the life of the note.  The fair value of the Series F Preferred Stock is equal to the fair value of the company, defined as the product of our common shares outstanding times the closing price of our common stock on the date of issuance, multiplied by 25%. For the year ended June 30, 2010, $274,000 was accreted to the note and was recorded as interest expense in our consolidated statement of operations. Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options,” addresses the accounting for convertible instruments with beneficial conversion features.  In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the Series F Preferred Stock converts into. On July 1, 2009 and August 31, 2009, the commitment dates for the Series F Preferred stock issuances, the fair value of our common stock was $0.10. The initial conversion price of the Series F Preferred Stock was $0.08 per share.  As of July 1, 2009, the beneficial conversion feature on the Series F Preferred Stock was $329,000 and was accounted for as a deemed dividend. On April 7, 2011, we entered into an omnibus fifth amendment to the credit agreement and seventh amendment to the note and warrant purchase agreement and issued shares of a new series of Series G Convertible Preferred Stock in exchange for the Series F Preferred Stock (see Note 15).

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

The Series G Preferred Stock is convertible into that number of shares of common stock which equals the original issue price of the Series G Preferred Stock ($0.08 per share) divided by the “Series G Conversion Price” (originally $0.08 per shares) multiplied by 100. All of the 164,667 shares of Series G Preferred Stock held by DMRJ were convertible into 16,466,700 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis.  We have concluded that the April 2011 amendment to the DMRJ credit facility was a debt modification, not an extinguishment, and have not recognized a gain or loss on this transaction in our statements of operations.  Further, we did not recognize a beneficial conversion feature on the Series G Preferred Stock or reassess an existing beneficial conversion feature as a result of this amendment.

During the three and nine months ended March 31, 2013, DMRJ converted 75,500 and 128,500 shares of Series G Preferred Stock into 7,550,000 and 12,850,000 shares of our common stock, respectively.  As of March 31, 2013, DMRJ held 36,167 shares of Series G Preferred Stock.

16.

Stockholders’ Deficit

Common Shares Authorized

On January 17, 2013, we filed Articles of Amendment to our Restated Articles of Organization with the Commonwealth of Massachusetts increasing the total number of shares of common stock we are authorized to issue to 200,000,000 from 50,000,000 and decreased the par value of our common stock from $0.10 to $0.001. We reclassified $5,450,000 from common stock to additional paid in capital as a result of the change in par value. Our shareholders approved the proposal to increase the number of shares of common stock we are authorized to issue in June 2010.

Common Stock Options and Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using a binomial option pricing model.  In December 2008, in conjunction with the issuance of the senior secured convertible note to DMRJ, we issued five-year warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.26 per share.  The warrant is exercisable between December 10, 2008 and December 10, 2013.  We recorded the fair value of this warrant of approximately $160,000 against the senior secured convertible promissory note, which was accreted to the note and interest expense was recorded over the life of the note. In consideration of DMRJ’s execution of the letter agreement on March 12, 2009, we issued an amended and restated warrant to purchase shares of common stock, to reduce the initial exercise price of the warrant from $0.26 to $0.18. As a result of the issuance of the Series F Preferred Stock, in July 2009, the exercise price of the warrant was automatically reduced under its reset provisions to $0.08.  In April 2011, the conversion price of the warrant was fixed at $0.08 per share.  In March 2013, DMRJ exercised their warrant, via a cashless exercise, to purchase 929,204 shares of common stock.

In May 2011, we entered into two advisory and consulting services agreements, pursuant to which we agreed to issue up to an aggregate of 4,000,000 shares of our common stock.  In the three months and nine ended March 31, 2012, we issued 333,334 and 1,333,334 shares of common stock, respectively, having a value of $197,000 and $799,000, respectively, under these agreements. As of June 30, 2012, we had issued all of the shares under the consulting services agreements to the two advisors.

As of March 31, 2013, there were warrants outstanding to purchase 1,830,352 shares of our common stock at exercise prices ranging from $0.30 to $1.40 expiring at various dates between January 1, 2014 and January 14, 2018.

We issued 1,229,204 and 120,000 shares of common stock during the three months ended March 31, 2013 and 2012, respectively, and 2,517,303 and 200,000 shares of common stock during the nine months ended March 31, 2013 and 2012, respectively, as a result of the exercise of options by employees and the exercise of warrants by consultants.

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

We have recorded a full valuation allowance against our net deferred tax assets of $25,230,000 as of June 30, 2012 and March 31, 2013, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  At the adoption date and as of March 31, 2013, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2009 through 2012 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the three and nine months ended March 31, 2013 and 2012, we provided for no taxes in our consolidated condensed statement of operations as we have significant net loss carryforwards.

18.

Commitments and Contingencies

We lease manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on January 31, 2015.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  As a result of the Ion Metrics acquisition, we assumed a lease for research and office space in San Diego, California, which was renewed and expires on March 31, 2016.  Total rent expense, including assessments for maintenance and real estate taxes for the nine months ended March 31, 2013 and 2012, was $308,000 and $254,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of March 31, 2013 and June 30, 2012, the balance due is approximately $27,000 and is included in current liabilities in the condensed consolidated balance sheets.

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

20.

Legal Proceedings

In January 2011, Fulong Integrated Technique, Ltd. filed a complaint against us in the Middlesex Superior Court of the Commonwealth of Massachusetts, alleging non-payment of amounts owed for services provided to us in connection with the sale of handheld explosives detection equipment to a customer in China in the first quarter of fiscal 2009. Fulong sought general monetary damages, other statutory damages, attorneys’ fees and costs.

In March 2013, we entered into a settlement agreement with Fulong, which provided for the payment of $200,000 and the transfer of ownership of five QS-H150 detectors to Fulong.  We recognized a non-cash benefit of $295,000 in the three months ended March 31, 2013 as a result of the settlement.

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

21.

Subsequent Events

On April 1, 2013, we entered into a lease with Wakefield Investments, Inc. to lease approximately 58,000 square feet in Wilmington, Massachusetts, which facility will serve as our corporate offices. In addition to our corporate offices, this facility will house research and development, sales and marketing, and production. We anticipate moving to this location during the summer of 2013. Upon commencement of the lease term, our existing lease for space in Wilmington will terminate.

On April 22, 2013, we entered into two advisory and consulting services agreements, pursuant to which we agreed to issue an aggregate of 600,000 shares of our common stock and we issued warrants to purchase an aggregate of 2,000,000 shares of our common stock, at an exercise price of $1.10 per share.

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

Results of Operations

Three Months Ended March 31, 2013 vs. March 31, 2012

Revenues

Revenues for the three months ended March 31, 2013 were $1,262,000 as compared with $686,000 for the comparable prior year period, an increase of $576,000, or 84.0%.  The increase in revenue is due primarily to the shipment of an order to an agency of the U.S. Government, resulting in a 104% increase in the number of QS-H150 handheld units sold and increased sales of parts and supplies during the three months ended March 31, 2013, as compared to the comparable prior year period, and to a lesser extent by a 3.1% increase in average unit sell prices on sales our QS-H150 handheld units.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2013 were $959,000 as compared with $504,000 for the comparable prior year period, an increase of $455,000 or 90.3%.  The increase in cost of revenues recorded in the three months ended March 31, 2013 is primarily due to increased unit sales of our security products, increased manufacturing overhead spending due to stock-based compensation recorded on the September 2012 officer and director option grants and increased manufacturing personnel costs, as compared to the comparable prior year period.

Gross Margin

Gross margin for the three months ended March 31, 2013 was $303,000 or 24.0% of revenues as compared with gross margin of $182,000 or 26.5% of revenues for the comparable prior year period.  The decrease in gross margin is primarily the result of increased manufacturing overhead spending due to stock-based compensation recorded on the September 2012 officer and director option grants and increased manufacturing personnel costs, as compared to the comparable prior year period.

Research and Development Expense

Research and development expense for the three months ended March 31, 2013 was $1,116,000 as compared with $799,000 for the comparable prior year period, an increase of $317,000 or 39.7%.  The increase in research and development expense is due primarily to increased payroll and related benefit costs, stock-based compensation recorded on the September 2012 officer and director option grants, partially offset by decreased contracted engineering. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well as to prepare for certain government laboratory acceptance testing. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 benchtop explosives and narcotics detector and the development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $3,191,000 as compared with $2,258,000 for the comparable prior year period, an increase of $933,000, or 41.3%.  The increase in selling, general and administrative expenses is due primarily a $1,244,000 increase in stock-based compensation recorded on the September 2012 officer and director option grants and warrants to purchase shares of our common stock, increased payroll, related benefit costs and travel expense resulting from the addition of sales personnel, legal costs incurred to increase our authorized shares, partially offset by lower consulting fees due to the issuance of our common stock to certain consultants in the comparable prior year period and the $295,000 benefit recognized as a result of the litigation settlement with Fulong.

Other Income and Expense, Net

For the three months ended March 31, 2013, other expense, net was $1,335,000 as compared with other expense, net of $1,015,000, for the comparable prior year period, an increase of $320,000. The increase was primarily due to increased interest expense on higher borrowings under our credit facility with DMRJ. Interest expense increased $320,000 to $1,336,000 in the three months ended March 31, 2013 from $1,016,000 in the comparable prior year period.

Net Loss

Our net loss for the three months ended March 31, 2013 was $5,339,000 as compared with a net loss of $3,890,000 for the comparable prior year period, an increase of $1,449,000, or 37.2%.  The increase in the net loss is primarily due to stock-based compensation recorded on the September 2012 officer and director option grants, increased operating expenses and increased interest expense.

Results of Operations

Nine Months Ended March 31, 2013 vs. March 31, 2012

Revenues

Revenues for the nine months ended March 31, 2013 were $9,615,000 as compared with $2,854,000 for the comparable prior year period, an increase of $6,761,000, or 236.9%.  The increase in revenue is due primarily to the shipment of the India Ministry of Defence order, sales to U.S. Government agencies, resulting in a 244% increase in the number of QS-H150 handheld units sold and increased sales of parts and supplies during the nine months ended March 31, 2013, as compared to the comparable prior year period and, to a lesser extent, incremental sales of our QS-B220 benchtop units, which we began shipping commercially in the third quarter of fiscal 2012, partially offset by an 6.4% decrease in average unit sell prices on sales our QS-H150 handheld units.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2013 were $6,883,000 as compared with $1,908,000 for the comparable prior year period, an increase of $4,975,000 or 260.7%.  The increase in cost of revenues recorded in the nine months ended March 31, 2013 is primarily due to increased unit sales of our security products, increased manufacturing overhead spending due to stock-based compensation recorded on the September 2012 officer and director option grants, costs incurred to support the India Ministry of Defence order and increased manufacturing personnel costs, as compared to the comparable prior year period.

Gross Margin

Gross margin for the nine months ended March 31, 2013 was $2,732,000 or 28.4% of revenues as compared with gross margin of $946,000 or 33.1% of revenues for the comparable prior year period.  The decrease in gross margin is primarily the result of increased manufacturing overhead spending due to stock-based compensation recorded on the September 2012 officer and director option grants, increased manufacturing personnel costs, costs incurred to support the India Ministry of Defence order and by the 6.4% decrease in the average unit sell prices on sales of our QS-H150 handheld units in the nine months ended March 31, 2013, as compared to the comparable prior year period.

Research and Development Expense

Research and development expense for the nine months ended March 31, 2013 was $3,521,000 as compared with $2,365,000 for the comparable prior year period, an increase of $1,156,000 or 48.9%.  The increase in research and development expense is due primarily to stock-based compensation recorded on the September 2012 officer and director option grants and increased payroll and related benefit costs, partially offset by decreased contracted engineering. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well as to prepare for certain government laboratory acceptance testing. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 benchtop explosives and narcotics detector and the development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2013 were $17,115,000 as compared with $6,053,000 for the comparable prior year period, an increase of $11,062,000, or 182.8%.  The increase in selling, general and administrative expenses is due primarily to a $10,847,000 increase in stock-based compensation recorded on the September 2012 officer and director option grants and warrants to purchase shares of our common stock, increased payroll, related  benefit costs and travel expense resulting from the addition of sales personnel, the imposition of liquidated damages of $298,000 under our contact with the India Ministry of Defence, due to delayed shipment, increased legal fees and costs incurred to increase our authorized shares, and increased bank fees, partially offset by lower consulting fees due to the issuance of our common stock to certain consultants in the comparable prior year period and the $295,000 benefit recognized as a result of the litigation settlement with Fulong.

Other Income and Expense, Net

For the nine months ended March 31, 2013, other expense, net was $3,906,000 as compared with other income, net of $2,780,000, for the comparable prior year period, an increase of $1,126,000. The increase was primarily due to increased interest expense on higher borrowings under our credit facility with DMRJ. Interest expense increased $1,125,000 to $3,908,000 in the nine months ended March 31, 2013 from $2,783,000 in the comparable  prior year period.

Net Loss

Our net loss for the nine months ended March 31, 2013 was $21,810,000 as compared with a net loss of $10,252,000 for the comparable prior year period, an increase of $11,558,000, or 112.7%.  The increase in the net loss is primarily due to stock-based compensation recorded on the September 2012 officer and director option grants, increased operating expenses and increased interest expense.

Liquidity and Capital Resources

As of March 31, 2013 and June 30, 2012, we had cash and cash equivalents of $0 and $84,000, respectively. On March 31, 2014, we must repay in full our obligations to DMRJ under four secured promissory notes and a revolving credit facility. As of March 31, 2013, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a third senior secured convertible note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $9,586,000, respectively.  Further, as of March 31, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $4,390,000.

As of May 6, 2013, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $10,862,000, respectively.  Further, as of May 6, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $4,189,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

During the nine months ended March 31, 2013, we had net cash outflows of $7,336,000 from operating activities as compared to net cash outflows from operating activities of $7,358,000 for the comparable prior year period.  The approximately $22,000 decrease in net cash outflows used in operating activities during the three months ended March 31, 2013, as compared to the comparable prior year period, was due to the shipment of our order with the India Ministry of Defence, resulting in the following changes to working capital (i) a $975,000 decrease in inventories due to the shipment of the India Ministry of Defence order, compared to a $654,000 increase in inventories; (ii) a $512,000 decrease in prepaid expenses, compared to a $4,000 decrease due to primarily to a decrease in prepaid inventory, which inventory was shipped in the period ended March 31, 2013; (iii) an increase in accounts payable of $211,000, compared to an increase in accounts payable of $40,000 in the prior period, due to vendor terms dating;  (iv) a $1,548,000 increase in accrued expenses, compared to a $565,000 increase in accrued expenses in the prior year due primarily to increased accruals for unpaid interest on our borrowings with DMRJ, the imposition of liquidated damages under our contact with the India Ministry of Defence, due to delayed shipment and increased warranty reserves. These increases were partially offset by (v) a $777,000 decrease in deferred revenue, compared to a $71,000 increase in the prior year, due to the shipment of the India Ministry of Defence order; and, (vi) a $566,000 increase in accounts receivable, compared to a $904,000 decrease in accounts receivable due to the timing of product shipments in the current fiscal year.

During the nine months ended March 31, 2013, we had net cash outflows of $104,000 from investing activities as compared to net cash outflows of $178,000 from investing activities for the comparable prior year period.  The $74,000 decrease in net cash used in investing activities during the nine months ended March 31, 2013, as compared to the comparable prior year period, was primarily due to a $36,000 decrease in purchases of equipment, partially offset by a $18,000 decrease in cash transferred to restricted funds and the proceeds from the sale of equipment of $22,000.

During the nine months ended March 31, 2013 we had net cash inflows of $7,356,000 from financing activities as compared to net cash inflows of $7,274,000 from financing activities for the comparable prior year period.  The $82,000 increase in net cash from financing activities during the nine months ended March 31, 2013, as compared to the comparable prior year period, was primarily due to increased borrowings under our credit facility with DMRJ, compared to the prior fiscal year. During the nine months ended March 31, 2013, we received proceeds of $26,000 due to the exercise of employee stock options.

Credit Facilities with DMRJ Group LLC

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility.  On February 28, 2013, we amended our credit agreements with DMRJ (see Note 13) pursuant to which we extended the maturity date of all of our indebtedness from March 31, 2013 to March 31, 2014 and issued to DMRJ a third senior secured convertible promissory note in the principal amount of $12,000,000. This note is convertible in whole or in part, at DMRJ’s option, into shares of Series I Convertible Preferred Stock at an initial conversion rate of $1,000 per share. There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ.

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

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ, we will require additional capital in the third quarter of fiscal 2014 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had three irrevocable standby letters of credit outstanding in the approximate amount of $1,562,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; (2) provide warranty performance security equal to 5% of the contract amount; and (3) provide security equal to 15% of the contract amount against an advance deposit under the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates. As amended, the letters of credit expire between August 2, 2013 and May 4, 2015. On May 1, 2013, the letter of credit providing security for the advance deposit was cancelled, resulting in the release of $937,000 held in a certificate of deposit. The funds were applied to reduce our obligation for accrued interest and borrowings under the credit facility with DMRJ.

As of March 31, 2013, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of March 31, 2013 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

As previously reported, in January 2011, Fulong Integrated Technique, Ltd. filed a complaint against us in the Middlesex Superior Court of the Commonwealth of Massachusetts, alleging non-payment of amounts owed for services provided to us in connection with the sale of handheld explosives detection equipment to a customer in China in the first quarter of 2009.

In March 2013, we entered into a settlement agreement with Fulong, which provided for the payment of $200,000 and the transfer of ownership of five QS-H150 detectors to Fulong.  We recognized a non-cash benefit of $295,000 in the three and nine months ended March 31, 2013 as a result of the settlement.

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

We will be required to repay our borrowings from DMRJ Group LLC on March 31, 2014.

We will be required to repay all of our borrowings from DMRJ on March 31, 2014.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets. As of May 6, 2013, our obligations to DMRJ under four secured promissory notes and our revolving credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $10,862,000, respectively.  Further, as of May 6, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $4,189,000.

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

Management continually evaluates plans to reduce our operating expenses, increase sales and increase our cash flow from operations.  Despite our current sales, expense and cash flow projections, we will require additional capital in the third quarter of fiscal 2014 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In January 2013, we issued warrants to purchase an aggregate 50,000 shares of our common stock, at exercise prices of $1.14 per share, to two consultants, in consideration of services rendered to us under consulting agreements. The issuance of this warrant was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

In January 2013 and in February 2013, in a series of transactions, DMRJ converted 55,500 and 20,000 shares, respectively, of the Series G Convertible Preferred Stock into 5,550,000 and 2,000,000 shares of our common stock. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

In March 2013, DMRJ exercised a warrant, on a “cashless” basis, to purchase 929,204 shares of our common stock. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

In April 2013, we agreed to issue up to an aggregate 600,000 shares of our common stock and we issued warrants to purchase an aggregate of 2,000,000 shares of our common stock, at an exercise price of $1.10 per share, to two consultants, in consideration of services rendered to us under two consulting agreements. The issuance of these warrants was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Ref. No.	Description
3.1	(1)	Restated Articles of Organization, as amended, of Implant Sciences Corporation.
10.1	(1)	Lease, dated April 1, 2013, between Implant Sciences Corporation and Wakefield Investments, Inc.
10.2	(2)	Omnibus Tenth Amendment to Credit Agreement and Twelfth Amendment to Note and Warrant Purchase Agreement, dated as of February 28, 2013 between Implant Sciences Corporation and DMRJ Group LLC.
10.3	(2)	Senior Secured Convertible Promissory Note, dated as of February 28, 2013, issued by Implant Sciences Corporation
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(4)	XBRL Instance Document.
101.SCH	(4)	XBRL Taxonomy Extension Schema Document.
101.CAL	(4)	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	(4)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	(4)	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed herewith.
(2)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated February 28, 2013 and filed March 1, 2013, and incorporated herein by reference.
(3)

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

(4)

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

Dated: May 17, 2013