Form 10-K
period 2013-06-30
IMPLANT SCIENCES CORP
filed 2013-09-30
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-14949

Implant Sciences Corporation

(Name of small business issuer in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (I.R.S. Employer Identification No.)
500 Research Drive, Unit 3, Wilmington, MA (Address of principal executive offices)	01887 (Zip Code)

Issuer’s telephone number (978) 752-1700

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

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

❑  Accelerated Filer

❑  Non-accelerated Filer (do not check if a smaller reporting company)

☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes ❑  No ☒

As of September 23, 2013, 57,651,049 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2012, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $47,107,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

IMPLANT SCIENCES CORPORATION

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2013

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

In January 2013, our QS-B220 Benchtop Explosives and Narcotics Detector successfully completed independent validation testing with the Transportation Security Laboratory (the “TSL”), the testing body of the Transportation Security Administration (the “TSA”) and was accepted into the “Approved” section of the  TSA’s Air Cargo Screening Technology List and in July 2013, the QS-B220 successfully completed Independent Testing and Evaluation with the TSL and, as of September 2013,  is in testing at the TSA Systems Integration Facility for qualification on the TSA’s Qualified Product List for checkpoint screening.

History

Since our incorporation in 1984, we have operated as a multi-faceted company engaged in the development of ion-based technologies and providing commercial services and products to the semiconductor, medical device and security industries.  In 2007, we made the strategic decision to focus exclusively on our security business and in 2007 and 2008 we divested our non-core semiconductor and medical businesses.

At present, we have developed portable systems, which have been marketed and sold both domestically and internationally since 2004, and a benchtop system which we began shipping commercially in the third quarter of fiscal 2012.  In order to reduce manufacturing costs and be responsive to large quantity orders, we use a contract manufacturer to manufacture our handheld ETD systems. We are presently manufacturing our benchtop systems at our facility in Wilmington, Massachusetts. As we continue to sell and deliver our security products, we work both independently and in conjunction with various government agencies to develop the next generation of trace explosives detectors and to identify new applications for our proprietary technology.

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

In 2007, the U.S. Congress passed legislation that mandated the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and for radiological and nuclear threats in cargo entering the United States. In May 2012, the Transportation Security Administration announced that beginning December 3, 2012, air carriers are required to conduct 100% screening for explosives on international flights bound for the United States for all cargo shipments loaded on passenger aircraft fulfilling a requirement of the Implementing Recommendations of the 9/11 Commission Act. In addition, following recommendations outlined in the “9/11 Commission Report,” issued by the National Commission on Terrorist Attacks Upon the United States, federal law has required the screening of all cargo carried on passenger aircraft for flights originating in the United States since August 2010.

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

Similar initiatives by international organizations such as the European Union have also resulted in a growing worldwide demand for airline, cargo, port and border inspection technologies.  For example, the European Union has tasked a working group to establish uniform performance standards for people, cargo, mail & parcel and hold baggage ETD screening systems, just as it has with X-Ray and liquid explosives detection systems.  We anticipate that the promulgation of these new standards will establish performance baselines against which we will be able to direct certain of our research and development spending and market our products to customers located in the European Union. As a result of these and other changes, sales of our security products have improved.  Major projects recently installed or currently underway include system installations at airports, ports and border crossings, government and military facilities and other locations, primarily in the international marketplace.  We anticipate that there may be growing demand from governments and commercial enterprises for increasingly sophisticated screening solutions in the future. As of July 2013, the QS-B220 has completed laboratory testing and  completed field testing at the Service Technique de l’Aviation Civile, the French civil aviation authority in September 2013.

Technology

Since 1999, we have performed research and development in the area of explosives trace detection (“ETD”).  We have developed several proprietary technologies in key areas of ETD which we believe improve the harvesting, collection and detection of trace particles and vapors of explosives substances.   More recently, we have adapted this technology for the detection of narcotics (“NTD”).  Our intellectual property portfolio contains 22 security-related patents and patents pending:  fifteen issued and active United States patents, five United States patents pending, and two licensed patents. We believe that our portfolio of patents and patents pending provides extensive protection in sample harvesting, sample detection and collection.  A key to our past and future success is our ability to innovate and offer differentiation in these areas.

We compartmentalize ETD and NTD into four major areas: (i) harvest, (ii) transport, (iii) analysis, and (iv) reporting.  These technologies are discussed in detail in the following sections.

Harvest - Aerosol Particle Release

Tiny particles of explosives and narcotics are “sticky” and may adhere to surfaces.  Particles can be transferred if an object, such as fingers or clothing, comes in contact with a particle.  We have demonstrated that a person touching an explosives and narcotics material can transfer particles to numerous other objects, leaving a trail of particles behind.

Our competitors commonly swipe a surface to be interrogated for explosives or narcotics particles with cloth or paper.  We believe that this “contact” methodology provides an effective but inconsistent method of harvesting a trace sample as compared to an automated, non-contact collection of the sample.  We have developed a method, which we believe to be more efficient, using an aerosol of fine dry ice particles.  This technique, which is surprisingly inexpensive to use, could increase collection sensitivity substantially and eliminate direct contact with a surface.  Our aerosol technology functions as a very gentle version of “sandblasting” and is safe for almost all surfaces.  Since dry ice sublimes into gas, no residue is left behind, and the aerosol may be used indoors.  We have four patents issued on this methodology.

Transport

Vortex Sampling

Once the trace particle has been released from a surface, it must be transported to a collection point.  Vortex sampling was the first of our sampling innovations.  Our vortex is similar to a miniature tornado.  A hollow spinning cylinder of air flowing outward surrounds and protects an inner vacuum flowing inward.  It is this vortex sampling technology that enables particles released within the vortex, or blown into it, to be transported with high efficiency to a collection filter. We have three patents issued in the area of vortex sampling methodology.

Long-Life Sample Trap

Once particles have been liberated from the surface being interrogated for the presence of trace amounts of explosives or narcotics, the particles are transported to our innovative trapping filter, which is an ultra-fine stainless steel woven mesh.  The trapping filter has a long usable life, which can span several years, requiring inexpensive, routine maintenance.  We believe the trapping filter provides an innovative solution to the more costly consumables used by several of our competitors engaged in ETD and NTD using contact methodology for sampling and detection.

Analysis

Flash Desorption

Flash desorption is an optical method for converting the chemistry of a particle, such as the chemicals composing explosives or narcotics, into a vapor that can be subjected to analyses for the discrimination of chemical properties.  In conventional trace chemical detectors, a sample is slowly warmed in an oven, producing diluted vapor with low chemical concentrations.  Optical flash vaporization heats a sample within microseconds, producing a high sample concentration for detection.

This method is not appropriate with conventional sample collection methods, such as paper wipes, because the paper is white, and the light from the bright flash reflects off, producing little heating.  However, by using our trapping filter, a very fast detection response can be achieved without loss in sensitivity.  We have three patents issued in the area of flash desorption methodology.

Photonic Ionization

The conventional method of ionizing vapors for analysis uses a radioactive beta source.  While equipment using radioactive sources are simple, effective, and need no electricity in the ionization process, there are important issues involving safety, licensing, regular verification of source integrity, and disposal.  Some markets, such as the European Union, Japan and Australia, are known to reject instruments with radioactive sources.  We believe that most markets would prefer not to have to address the issues surrounding ETD and NTD equipment with radioactive sources.

We have developed two types of electronic ionization utilizing photonic methods and high voltage non-radioactive spark sources for our instruments for applications requiring either the ionization of positive ions or negative ions.  These ion sources may be found individually or in combination within our products, depending on the application for which the equipment is to be used.  We have two patents issued and three patents pending in the area of photonic ionization.

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

Intellectual Property

It is our policy to protect our proprietary position by, among other methods, filing United States patent applications.  Our intellectual portfolio contains 22 security-related patents and patents pending:  fifteen patents have been issued and are active, five patents are pending and we license two patents.  The fifteen issued patents expire in the years 2022 through 2033.

We believe our patent portfolio provides extensive protection.  We also rely on unpatented proprietary technology, trade secrets and know-how.

Manufacturing

We manufacture our handheld security products primarily through a sole source contract manufacturer located locally in Worcester, Massachusetts.  We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts, which is responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management. We believe our strategy to outsource manufacturing reduces manufacturing costs, improves scheduling flexibility, and allows us to focus our internal resources and management on product development, marketing, sales and distribution.  Our benchtop explosives and narcotics detection systems are manufactured at our facility in Wilmington, Massachusetts. We anticipate that, in the future, we will manufacture more of our products ourselves. Although we have various “sole-source” suppliers who supply key components for our products, we are not dependent on sole-source suppliers for any of the raw materials used in our products and do not anticipate material interruptions in the supplies of these raw materials.

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

Our QS-B220 Benchtop Explosives and Narcotics Detector successfully completed independent validation testing with the TSL and was accepted into the “Approved” section of the TSA’s Air Cargo Screening Technology List on January 16, 2013.  On July 8, 2013, the QS-B220 successfully completed Independent Testing and Evaluation with the TSL and, as of September 2013, is in testing at the TSA Systems Integration Facility for qualification on the TSA’s Qualified Product List for checkpoint screening.

Products Under Development

Quantum Sniffer TM QS-H150E Portable Explosives and Narcotics Detector

We are developing a next-generation handheld detector that will use dual IMS non-radioactive ionization for the detection and identification of a wide range of military, commercial and improvised explosives, as well as narcotics. The QS-H150E will have automatic and continuous self-calibration, multi-level password-protected data security and will include a data management interface with data export to a network for recordkeeping, providing a link with the central command centers and logistics systems used by major carriers.

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

Hyphenated Detectors

Depending on the application and the number of “interfering” background chemicals, it may be necessary to incorporate additional “orthogonal” detection methods into our product line.  The combination of multiple sensors in series in which all sensors must agree that a threat is present before a valid alarm is declared is commonly known as a “hyphenated” system.  By measuring different properties of the same sample, interferents are separated from target the target  for detection and identification with minimum rates of false alarms.

We are currently developing hyphenated systems employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.  We have one patent issued in real-time trace detection by IMS and QMS and two hyphenated system patents pending. These methods focus on real-time detection, identification and analysis of trace amounts of narcotics, explosives and chemical agents.

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

Focus on Penetrating the U.S. Market Through Transportation Security Administration Qualification and the Retention of Key Advisors.

Since we made the strategic decision to focus exclusively on our security business, foreign sales have represented a large majority of our revenue. We believe, however, that our long-term success will depend substantially on our ability to penetrate the U.S. market for explosives trace detection equipment. We are therefore focused on obtaining the necessary approvals from the TSA. In January 2013, our QS-B220 Benchtop Explosives and Narcotics Detector successfully completed independent validation testing with the TSA, the testing body of the TSA and was accepted into the “Approved” section of the TSA’s Air Cargo Screening Technology list.  The QS-B220 completed the independent testing and evaluation with the TSL in July 2013 and, as of September 2013, is in testing at the TSA’s Systems Integration Facility for qualification on the TSA’s Qualified Product List for check-point screening. Our goal is for the QS-B220 to be designated as “qualified” equipment by the TSL, at which time the QS-B220 would be added to the TSA’s “Air Cargo Screening Technology List – For Passenger Aircraft” and the TSA’s “Qualified Product List” for check-point screening. The air cargo screening technology list identifies equipment that can be used by air carriers, indirect air carriers, independent cargo screening facilities and shippers in the TSA’s Certified Cargo Screening Program to screen for domestic and outbound (of the United States) air cargo, while the check point list identifies equipment that can be used by the TSA and private companies at airport checkpoints.

We believe the designation of the QS-B220 as “qualified” equipment on the Air Cargo Screening Technology List would allow us to begin to address the U.S. market, both in domestic airports but also among freight-forwarders and originators of air cargo that are required to purchase “qualified” detection equipment. We believe the designation of the QS-B220 as “qualified” equipment of the Qualified Product List would allow us to participate in tenders with the Department of Homeland Security and to participate in procurements and tenders globally which this qualification is a prerequisite. In addition, we believe that many state and local government agencies, unregulated businesses and foreign governments, which are not regulated by the TSA, also prefer to purchase “qualified” detection equipment. We believe, therefore, that achieving “qualified” designation may also accelerate our penetration of these markets.

Further, we rely on a strategic advisor. Mo McGowan, who brings extensive experience in the security and defense industries. Mo McGowan, whom we originally retained in 2012, is recognized as one of the founders of the TSA, where he spent seven years, most recently in the role of Assistant Administrator for the Office of Security Operations, where he managed security operations. Mr. McGowan is providing his national security expertise to advance our explosives and narcotics trace detectors in the United States market, focusing on three principal segments: the military, homeland defense and security, and federal government security screening. We believe Mr. McGowan’s expertise is instrumental in support of our TSA regulatory and procurement process.

Capitalize on Expanded Sales and Marketing Capabilities to Drive and Support Sales Growth in our International Markets.

Since 2011 we have expanded our sales and marketing staff as well as our global network of independent distributors. At June 30, 2013, we employed nine sales professionals, two of whom are focused solely on U.S. government opportunities, and three marketing professionals; and we were represented by 72 distributors. During fiscal 2013, we opened a marketing representative office in Shanghai, China, American Implant Sciences Shanghai Representative Office, staffed by our area vice president and a local marketing professional, and hired a director of sales for Russia and the Commonwealth of Independent States.  Our sales staff and distribution network has been instrumental in helping us to penetrate key vertical markets around the world, such as force protection and law enforcement, transportation security, aviation security, and critical infrastructure and “VIP” protection. To further support our sales growth, during fiscal 2013, we expanded our service and training capabilities. We intend to continue to increase our sales and marketing staff and to expand our distribution network. At the same time, we believe that our existing distributors, many of whom are new relationships, will increase their own sales of our products into these and other vertical markets.

Leverage our Intellectual Property to Introduce New Products and Through Licensing and Joint Development Agreements.

In addition to the QS-H150E Portable Explosives Detector and the hyphenated detector systems currently under development and described more fully under “Products – Products Under Development,”  we have developed proof of concepts of other solutions that leverage our patented non-contact detection technologies and intellectual property, including:

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

Marketing and Sales

We market and sell our products through direct sales and marketing staff located in the United States, in addition to a global network of independent and specialized sales representatives and distributors.  Presently, our marketing and sales staff includes nine sales professionals, two of whom is focused solely on U.S. government opportunities, and three marketing professionals. During fiscal 2013, we expanded upon our global network of independent distributors and as of June 30, 2013 were represented by 72 distributors.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

Competition

We believe that Morpho Detection, Inc., Smiths Detection, Inc. and NucTech Company Limited are our primary competitors in trace explosives and narcotics detection markets throughout the world. Companies in our industry compete on the basis of product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of passengers, baggage and cargo carried on airlines.  Each of our principal competitors uses IMS technologies; however, they use a radioactive ion source to ionize the explosive molecules.  We believe our technology differs from the competition in that we do not have a radioactive ion source; we have lower operating costs, and we can perform “real time” detection.  We believe our patented technology provides our devices with greater operating advantages and fewer regulatory restrictions.

Research and Development

Our technical staff consists of 24 scientists and engineers, four of whom hold Ph.D. degrees, and three of whom hold Masters degrees.  All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories.  Our research and development efforts are generally self-funded, but may also be funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government.  Under the Small Business Innovative Research program, we retain the right to patent any technology developed pursuant to the program, subject to the retention by the U.S. government of a royalty-free license to use the technology.  We have obtained over $20 million in U.S. government grants and research contracts over the past 20 years. However, we did not have any U.S. government grants or research contracts in fiscal 2012 or fiscal 2013.

We spent approximately $4,754,000 and $3,180,000 on internally funded research and development in the fiscal years ended June 30, 2013 and 2012, respectively.

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

Employees

As of June 30, 2013, we had 57 full-time employees at our Massachusetts facility, six full-time employees in California and two full-time employees in Shanghai, China.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Geographic Areas

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2013 and 2012, international sales represented approximately 88% and 95%, respectively, of our revenue.  During the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10%, respectively, of our revenue. For the fiscal year ended June 30, 2012, one customer from Iraq and one customer from China represented approximately 33% and 12% of our revenue, respectively.

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

Management continually evaluates operating expenses and plans to increase sales and increase cash flow from operations.  Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC (“DMRJ”), we will require additional capital in the third quarter of fiscal 2014 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

We will be required to repay our borrowings from DMRJ Group LLC on March 31, 2014.

We will be required to repay all of our borrowings from DMRJ on March 31, 2014.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets

As of June 30, 2013, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, the second senior secured convertible promissory note, the third senior secured convertible promissory note, the senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $12,403,000, respectively.  Further, as of June 30, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $5,098,000 and is included in current liabilities in the consolidated financial statements.

As of September 23, 2013, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the third senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $14,113,000, respectively.  Further, as of September 23, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $6,562,000.

If we are unable to repay these amounts as required, refinance our obligations to DMRJ, or negotiate extensions of these obligations, DMRJ may seize our assets and we may be forced to file for protection under bankruptcy laws and to curtail or discontinue operations entirely.

Independent auditor report includes cautionary language on our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended June 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern.  This explanatory paragraph indicates there is substantial doubt on the part of our independent registered public accounting firm as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at June 30, 2013, to cover our operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

During the fiscal years ended June 30, 2013 and 2012, we had revenues of approximately $12,017,000 and $3,406,000, respectively.  During the fiscal years ended June 30, 2013 and 2012, we had net losses of approximately $27,354,000 and $14,636,000, respectively. There is a risk that we will never be profitable.  We plan to further increase our expenditures to complete the development and commercialization of our new products, and to broaden our sales and marketing capabilities.  As a result, we believe we will likely incur losses over the next few quarters.  Our accumulated deficit as of June 30, 2013 and 2012 was approximately $146,876,000 and $119,522,000, respectively.  Our ability to generate sufficient revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

•

our ability to obtain necessary government approvals for our products;

•

changes in governmental (including foreign governmental) initiatives and requirements;

•

changes in domestic and foreign regulatory requirements;

•

the size of the markets we address;

•

the existence of competition and other solutions to the problems we address;

•

the extent of patent and intellectual property protection afforded to our products;

•

the costs associated with equipment development, repair and maintenance; and our ability to manufacture and deliver products at prices that exceed our costs; and

•

the cost and availability of raw material and intermediate component supplies.

Our operating results have fluctuated in the past from quarter to quarter and are likely to fluctuate significantly in the future due to a variety of factors, many of which are beyond our control, including:

•

changing demand for our products and services;

•

the timing of actual customer orders, including significant one-time orders from a single customer in a given quarter, and requests for product shipment and the accuracy of our forecasts of future production requirements;

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

•

difficulties in integrating acquired assets and businesses into our operations; and

•

charges to earnings resulting from the application of the purchase method of accounting following acquisitions; and

•

non-cash charges to earnings resulting from recording stock-based compensation expense in our consolidated statement of income.

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

Our markets are subject to technological change and our success will depend on our ability to develop and introduce new products.

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

Our business is subject to risks associated with doing business internationally. During the fiscal years ended June 30, 2013 and 2012, international sales represented approximately 88% and 95%, respectively, of our revenue.  During the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10%, respectively, of our revenue. For the fiscal year ended June 30, 2012, one customer from Iraq and one customer from China represented approximately 33% and 12% of our revenue, respectively.

Although we anticipate increased U.S. market penetration as a result of our efforts to successfully complete TSA qualification, we also expect that revenues from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be impacted by a variety of factors, including:

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

We have various “sole-source” suppliers who supply key components for our products.  Our outside suppliers may fail to develop and supply us with products and components on a timely basis, or may supply us with products and components that do not meet our quality, quantity or cost requirements.  If any of these problems occur, we may be unable to obtain substitute sources of these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time, and to ship products to customers on time and generate revenues.  In addition, if the processes that our suppliers use to manufacture products and components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

We depend on a contract manufacturer, and our production and products could be harmed if it is unable or unwilling to meet our volume and quality requirements and alternative sources are not available.

We rely on a single contract manufacturer to provide manufacturing services for our handheld QS-H150 explosives detection products.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2013, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

We may not be able to protect our intellectual property rights adequately.

Our ability to compete is affected by our ability to protect our intellectual property rights.  We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights.  Despite these efforts, we cannot be certain that the steps we take to protect our intellectual property will be adequate to prevent misappropriation of our technology or protect that proprietary information.  We cannot assure you that any pending or future patent applications will be approved, or that any issued patents will not be challenged by third parties.  The validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.  Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.  Although approximately 88% of  our revenue in fiscal 2013 was derived from international sales, we do not have any patents or patents pending outside of the United States. Moreover, the enforcement of laws protecting intellectual property in some of the countries in which we sell our products may be inadequate to protect our technology and proprietary information.

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

Although we have fifteen United States patents issued and five United States patent applications pending for our explosives detection technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties.  No assurance can be given that any pending or future patent applications will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

To manage any future growth effectively, we will be required to continue to improve our operational, financial and management systems.  In doing so, we will periodically implement new software and other systems that will affect our internal operations regionally or globally.

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

The development and sale of explosives detection products entails an inherent risk of product liability.  For example, if our products fail to adequately detect explosives, if we are unable to train technicians to properly use our products, or if the market determines or concludes that any of our products are not safe or effective for any reason, we may be exposed to product liability claims.  We currently carry product liability insurance.  No assurances can be given, however, that our product liability insurance will be adequate to pay any claims that might arise.  A product liability claim, whether meritorious or not, could be time-consuming, distracting and expensive to defend, could be harmful to our reputation, could result in a diversion of management and financial resources away from our primary business and could result in product recalls. In any such case, there could be a material adverse effect on our business and results of operations and our business could fail.

We use hazardous materials in our research and manufacturing activities. Any liability resulting from the misuse of such hazardous materials could adversely affect our business.

Our research and manufacturing activities sometimes involve the use of various hazardous materials.  Although we believe that our safety procedures for handling, manufacturing, distributing, transporting and disposing of such materials comply with the standards for protection of human health, safety, and the environment prescribed by local, state, federal and international regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated.  Nor can we eliminate the risk that one or more of our hazardous material or hazardous waste handlers may cause contamination for which, under laws imposing strict liability, we could be held liable.  While we currently maintain insurance in amounts which we believe are appropriate in light of the risk of accident, we could be held liable for any damages that might result from any such event.  Any such liability could exceed our insurance and available resources and could have a material adverse effect on our business and results of operations.

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

We have significant net operating loss carry forwards which may be impaired if we have a significant change in the stockholder base.

As of June 30, 2013, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $73,331,000 expiring between 2024 and 2033, and $53,883,000, expiring between 2014 and 2028, respectively. In the event that an “ownership change” occurs for purposes of Section 382 of the Internal Revenue Code, our ability to use these losses to offset future taxable income could be significantly limited. Any such limitation may result in the expiration of a portion of the carry forwards before we can use them. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of our common stock during any cumulative three-year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of our common stock. Such a change in ownership may be triggered by regular trading activity in our common stock, which is generally beyond our control. We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382, but we believe that it is likely that an ownership change has occurred. If we are able to refinance our indebtedness to DMRJ or otherwise raise capital by issuing common stock or other securities that are convertible into common stock, a further “ownership change” may become more likely.

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

The sales process for our security products is typically a result of a request for quotations or tenders that are subjected to significant and time-consuming scrutiny prior to the determination of an award.  In addition, we face aggressive cost-containment pressures from governmental agencies and the bidding process commonly involves several competitors, many of whom have greater financial and other resources that may enable them to submit bids at prices that might be significantly lower than the prices we may be able to offer.  There can be no assurances that we will be able to maintain current prices in the face of continuing pricing pressures.  Over time, the average price for our products may decline as the markets for these products become more competitive.  Any material reduction in product prices could negatively affect our gross margin, necessitating a corresponding increase in unit sales to maintain any given level of sales.

Risks Related to Our Securities

Because our common stock is not traded on a national securities exchange or quoted on the Nasdaq Stock Market, our stock has limited liquidity and our ability to raise capital is impaired.

Our common stock was delisted by the NYSE Amex LLC in June 2009 as result of our failure to comply with certain continued listing requirements.  Our common stock has been quoted on the OTC Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCPK tier under the symbol “IMSC”. We believe that trading ‘over the counter’ has limited our stock’s liquidity and has impaired our ability to raise capital.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.75 to $1.75.  The market price of our common stock may also fluctuate significantly in the future due to:

•

variations in our actual or expected quarterly operating results;

•

our ability to obtain necessary government approvals for our products;

•

announcements or introductions of new products by us or by our competitors;

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

We are authorized to issue 200,000,000 shares of our common stock. As of June 30, 2013, there were 57,655,594 and 57,645,049 shares of common stock issued and outstanding, respectively.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants, convertible debt instruments and convertible preferred stock. As of June 30, 2013, we had outstanding stock options and warrants to purchase approximately 21,685,353 shares of our common stock, the exercise price of which range between $0.08 per share to $10.00 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise of these instruments.  As of June 30, 2013, the outstanding balance due under the senior secured convertible promissory notes issued to DMRJ was $27,184,000, of which a $3,184,000 senior secured promissory is convertible into shares of our common stock at $0.08 per share, a $12,000,000 second senior convertible promissory note is convertible into shares of Series H Convertible Preferred Stock, which preferred stock is convertible into shares of our common stock at $1.09 per share and a $12,000,000 third senior secured promissory note is convertible into shares of Series I Convertible Preferred Stock, which preferred stock is convertible into shares of our common stock at $1.18 per share. DMRJ also holds 16,167 shares of our Series G Convertible Preferred Stock, which are convertible into 1,616,700 shares of our common stock. To the extent such options, warrants, convertible note or additional investment rights are exercised or converted, and to the extent that additional shares are issued under the strategic advisory agreements, the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options  that may be granted in the future under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

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

On September 5, 2012, we amended our credit agreements with DMRJ (see Note 13) and issued to DMRJ a second senior secured convertible promissory note in the principal amount of $12,000,000. The note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) at an initial conversion rate of $1,000 per share. The Series H Preferred Stock, if issued, is convertible in whole or in part, at DMRJ’s option, into shares of common stock.  Assuming no adjustments to the conversion rates of the new note or the Series H Preferred Stock, this new note is, therefore, convertible indirectly, at DMRJ’s option, into shares of common stock at an effective conversion price of $1.09 per share.

On February 28, 2013, we further amended our credit agreements with DMRJ (see Note 13). Pursuant to these amendments we extended the maturity date of all of our indebtedness from March 31, 2013 to March 31, 2014 and issued to DMRJ a third senior secured convertible promissory note in the principal amount of $12,000,000. The note, together with accrued interest, is convertible in whole or in part, at DMRJ’s option, into shares of Series I Convertible Preferred Stock (“Series I Preferred Stock”) at an initial conversion rate of $1,000 per share. The Series I Preferred Stock, if issued, is convertible in whole or in part, at DMRJ’s option, into shares of common stock.  Assuming no adjustments to the conversion rates of the new note or the Series I Preferred Stock, this new note is, therefore, convertible indirectly, at DMRJ’s option, into shares of common stock at an effective conversion price of $1.18 per share.

As amended, the senior secured convertible promissory note, together with accrued interest, is convertible in whole or in part, at DMRJ’s option, into shares of Series J Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series J Preferred Stock, the “Series J Original Issue Price”). Each share of Series J Preferred Stock will be convertible, at the option of the holder, into that number of shares of Common Stock as is determined by dividing the Series J Original Issue Price by the Series J Conversion Price (as defined below) in effect at the time of conversion. The “Series J Conversion Price” will initially be equal to $.08, and is subject to adjustment in the event that (a) the Company issues additional shares of Common Stock as a dividend or other distribution on outstanding shares of Common Stock, (b) there is a split or subdivision of outstanding shares of Common Stock, or (c) there is a combination or reverse stock split of outstanding shares of Common Stock into a smaller number of shares of Common Stock. Assuming no adjustments to the Series J Original Issue Price or the Series J Conversion Price, the March 2009 Note will be convertible indirectly, at DMRJ’s option, into shares of Common Stock at an effective conversion price of $.08 per share.

In addition, we are authorized to issue 114,000 additional shares of preferred stock. Although we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock, including the ratio or ratios at which any such shares of preferred stock may be convertible into common stock.  The issuance of any of such series of preferred stock may cause the holders of our common stock to experience substantial further dilution and other adverse effects and could make a takeover of our company more difficult.

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

Our Board of Directors has the authority to issue up to 114,000 additional shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders.    The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of the various series of preferred stock that we have issued to date and which may be issued in the future.  The issuance of preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any acquisition, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction, without the approval of the holders of the outstanding shares of preferred stock.

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

As of September 23, 2013, DMRJ, our secured lender, has the right to acquire up to 62,595,366 shares of our common stock upon the conversion debt and preferred stock. Our directors and executive officers own, or have the right to exercise options within 60 days to acquire, up to 15,000,935 shares of our common stock. If all of these shares of common stock are issued, DMRJ and our directors and executive officers would own approximately 57.4% of our outstanding common stock. Accordingly, these stockholders could have a significant influence over, or have absolute control over,  the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 1B.

Unresolved Staff Comments

Not Applicable.

Item 2.

Properties

We operate out of three locations.  Our corporate offices are located in an approximately 58,000 square foot leased facility in Wilmington, Massachusetts.  In addition to our corporate offices, this facility houses research and development, sales and marketing, and production.  Our current lease expires in June 2020.  We lease approximately 2,000 square feet of research and office space in San Diego, California, under a lease expiring in March 2016 and lease 300 square feet of office space in Shanghai, China, under a lease expiring in November 2013. We believe that each of these facilities is suitable for our anticipated requirements.

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

In March 2013, we entered into a settlement agreement with Fulong, which provided for the payment of $200,000 and the transfer of ownership of five QS-H150 detectors to Fulong.  We recognized a non-cash benefit of $295,000 in the year ended June 30, 2013 as a result of the settlement.

We may, from time to time, be involved in other actual or potential proceedings that we consider to be in the normal course of our business.  We do not believe that any of these proceedings will have a material adverse effect on our business. We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our business, assets or results of operations.

Item 4.

Mine Safety Disclosures

Not Applicable.

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock traded on the NYSE Amex LLC (formerly, the American Stock Exchange) under the symbol “IMX” until June 2009 and was delisted by the NYSE Amex on September 22, 2009.  Our common stock has been quoted on the Over-The-Counter-Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCPK tier under the symbol “IMSC”. The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the American Stock Exchange and the OTC Bulletin Board. Quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year 2013
	High	Low
4th Quarter	$1.29	$0.87
3rd Quarter	1.64	1.03
2nd Quarter	1.55	0.75
1st Quarter	1.75	1.05

	Fiscal Year 2012
	High	Low
4th Quarter	$1.84	$0.64
3rd Quarter	0.72	0.48
2nd Quarter	0.80	0.32
1st Quarter	0.86	0.33

As of September 23, 2013, we had approximately 129 stockholders of record.  The last sale price as reported on the OTC Bulletin Board on September 23, 2013, was $1.13. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  In addition, our agreements with DMRJ prohibit the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2013

Equity Compensation Plan Information

The table below sets forth certain information as of June 30, 2013 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance (2)
Equity compensation plans approved by stockholders	3,002,355	(1)	$0.47	-
Equity compensation plans not approved by stockholders	14,902,646	(1)	$1.37	-
	17,905,001		$1.22	-

_______________

(1)

This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., our 2000 Incentive and Non-Qualified Stock Option Plan and our 2004 Stock Option Plan). Our 2004 Stock Option Plan has been approved by our stockholders, however a September 2012 amendment to the plan increasing the number of shares issuable under the plan from 4,000,000 shares to 20,000,000 shares, has not been approved by our stockholders.

(2)

Includes shares available for future issuance under our 2004 Stock Option Plan. Our 2000 Incentive and Non-Qualified Stock Option Plan expired in October 2010.

Recent Sales of Unregistered Securities

In April 2013, we issued 600,000 shares of common stock, having a value of $660,000, to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

In April 2013, we issued warrants to purchase an aggregate of 2,000,000 shares of our common stock, at an exercise price of $1.10 per share, to two consultants, in consideration of services rendered to us under two consulting agreements. The issuance of this warrant was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

In June 2013, we issued a warrant to purchase 50,000 shares of our common stock, at an exercise price of $1.16 per share, to a consultant, in consideration of services rendered to us under a consulting agreement. The issuance of this warrant was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

In June 2013, DMRJ converted 20,000 shares, of the Series G Convertible Preferred Stock into 2,000,000 shares of our common stock. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

Item 6.

Selected Financial Data

Not Applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Since our incorporation in 1984, we have operated as a multi-faceted company engaging in the development of ion-based technologies and providing commercial services and products to the semiconductor, medical device and security industries.  In fiscal 2009, we completed the divestiture our semiconductor and medical business activities in order to focus on our security business.

Since 1999, we have been performing research to improve explosives trace detection (“ETD”) technology, and developing ETD products which can be used for detection of trace amounts of explosives.  More recently, we have adapted this technology for the detection of narcotics (“NTD”). We now develop, manufacture and sell sophisticated sensors and systems for the security, safety and defense industries.  We have developed handheld ETD systems, which have been marketed and sold both domestically and internationally, and a benchtop ETD and NTD system which we began shipping commercially in the third quarter of fiscal 2012.  These systems are used by private companies and government agencies to screen baggage, cargo, other objects and people, for the detection of trace amounts of explosives.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, derivative liabilities, conversion features of our debt agreements and warranty obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.

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

•

Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  We have recorded a full valuation allowance against our net deferred tax assets of $34,834,000 as of June 30, 2013, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

Results of Operations

Fiscal Year Ended June 30, 2013 vs. June 30, 2012

Revenues

Revenues for the year ended June 30, 2013 were $12,017,000 as compared with $3,406,000 for the prior year, an increase of $8,611,000 or 252.8%.  The increase in revenue is due primarily to a 225% increase in the number of QS-H150 handheld units sold, due primarily to the shipment of the India Ministry of Defence order, $848,000 in sales to agencies of the U.S. Government, increased sales into Africa, the Middle East and Japan, increased domestic and international sales of our QS-B220 benchtop units, which we began shipping commercially in the third quarter of fiscal 2012 and, increased sales of parts and supplies during the year ended June 30, 2013, as compared to the comparable prior year period, partially offset by an 4.9% decrease in average unit selling prices on sales of our QS-H150 handheld units.

Cost of Revenues

Cost of revenues for the year ended June 30, 2013 were $8,588,000 as compared with $2,407,000 for the prior year period, an increase of $6,181,000 or 256.8%.  The increase in cost of revenues recorded in the year ended June 30, 2013 is primarily due to increased unit sales of our security products, increased manufacturing overhead spending due to a $780,000 increase in  stock-based compensation recorded on stock option grants to officers and directors in September 2012, a $248,000  increase in manufacturing personnel costs and costs incurred to support the India Ministry of Defence order and a $523,000 increase in warranty costs due to an increase in units  sold. as compared to the prior year period.

Gross Margin

Gross margin for the year ended June 30, 2013 was $3,429,000 or 28.5% of revenues as compared with gross margin of $999,000 or 29.3% of revenues for the prior year period.  The decrease in gross margin is primarily the result of increased manufacturing overhead due to stock-based compensation recorded on the September 2012 officer and director option grants, costs incurred to support the India Ministry of Defence order, increased warranty costs, increased manufacturing personnel costs, and by the 4.9% decrease in the average unit sell prices on sales of our QS-H150 handheld units in the year ended June 30, 2013, as compared to the prior year period.

Research and Development Expense

Research and development expense for the year ended June 30, 2013 was $4,754,000 as compared with $3,180,000 for the prior year period, an increase of $1,574,000 or 49.5%.  The increase in research and development expense is due primarily to a $923,000 increase in stock-based compensation recorded on the September 2012 officer and director option grants and an $842,000 increase in payroll and related benefit costs, partially offset by a $370,000 decrease in contracted engineering. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well expenses incurred to obtain the necessary approvals from the U.S. Transportation Security Administration and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 benchtop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended June 30, 2013 were $20,630,000 as compared with $8,575,000 for the prior year period, an increase of $12,055,000, or 140.6%.  The increase in selling, general and administrative expenses is due primarily to a $12,172,000 increase in stock-based compensation recorded on the September 2012 officer and director option grants and warrants to purchase shares of our common stock, a $892,000 increase in payroll, related benefit costs and travel expense resulting from the addition of sales personnel and increased sales commissions, the imposition of liquidated damages of $298,000 under our contact with the India Ministry of Defence, due to delayed shipment, a $193,000 increase in selling expenses due to the opening of our Shanghai representative office, increased participation at industry trade shows and an increase in demonstration units provided to our sales force, a $128,000 increase in bank fees related to the extension of letters of credit issued under our agreement with the India Ministry of Defence, and a $93,000 increase in legal fees and costs incurred to increase our authorized shares, partially offset by a $1,471,000 decrease in consulting fees due to the issuance of our common stock to certain consultants in the prior year period and the $295,000 benefit recognized as a result of the litigation settlement with Fulong.

Other Income and Expense, Net

For the year ended June 30, 2013, other expense, net was $5,399,000 as compared with other expense, net of $3,880,000, for the prior year period, an increase of $1,519,000. The increase was primarily due to increased interest expense on higher borrowings under our credit facility with DMRJ. Interest expense increased $1,517,000 to $5,401,000 in the year ended June 30, 2013 from $3,884,000 in the prior year period.

Income Taxes

As of June 30, 2013, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $73,331,000 expiring between 2024 and 2033, and $53,883,000 expiring between 2014 and 2028, respectively.  As of June 30, 2013, we had federal and state investment, alternative minimum tax and research credit carry forwards available to offset future taxable income of approximately $1.095.000, expiring between 2024 and 2033, and $760,000 expiring between 2014 and 2028, respectively.

Net Loss

Our net loss for the year ended June 30, 2013 was $27,354,000 as compared with $14,636,000 for the prior year, an increase of $12,718,000, or 86.9%.  The increase in the net loss is primarily due to stock-based compensation recorded on the September 2012 officer and director option grants, increased operating expenses and increased interest expense due to higher borrowings under our credit facility with DMRJ.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of approximately $80,000, a decrease of $4,000 when compared with cash of $84,000 at June 30, 2012.

On March 31, 2014, we must repay in full our obligations to DMRJ under four secured promissory notes and a revolving credit facility. As of June 30, 2013, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, the second senior secured convertible promissory note, the third senior secured convertible promissory note, the senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $12,403,000, respectively.  Further, as of June 30, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $5,098,000 and is included in current liabilities in the condensed consolidated financial statements.

As of September 23, 2013, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the third senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $14,113,000, respectively.  Further, as of September 23, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $6,562,000, respectively, reflecting increased borrowing under the revolving credit facility to fund working capital due to increased working capital requirements.

During the year ended June 30, 2013 we had net cash outflows from operating activities of $10,890,000 as compared to net cash outflows from operating activities of $10,536,000 for the prior year.  The approximately $354,000 increase in net cash outflows used in operating activities during the year ended June 30, 2013, as compared to the prior year period, was due to the shipment of our order with the India Ministry of Defence, resulting in the following changes to working capital: (i) a $1,035,000 increase in accounts receivable, compared to an $885,000 decrease in the prior year period due to the timing of product shipments in the further quarter of the current fiscal year; (ii) a $972,000 decrease in deferred revenue, compared to a $173,000 increase in the prior year, due to the shipment of the India Ministry of Defence order; partially offset by (iii) a $1,048,000 decrease in inventories due to the shipment of the India Ministry of Defence order, compared to a $1,326,000 increase in inventories; (iv) a $455,000 decrease in prepaid expenses, compared to a $276,000 decrease due to primarily to a decrease in prepaid inventory, which inventory was shipped in the period ended June 30, 2013; (v) a decrease in accounts payable of $305,000, compared to a decrease in accounts payable of $26,000 in the prior period, due to vendor terms dating;  and, (vi) a $2,569,000 increase in accrued expenses, compared to a $1,421,000 increase in accrued expenses in the prior year due primarily to increased accruals for unpaid interest on our borrowings with DMRJ, the imposition of liquidated damages under our contact with the India Ministry of Defence, due to delayed shipment and increased warranty reserves.

During the year ended June 30, 2013, we had net cash inflows of $710,000 from investing activities as compared to net cash outflows of $161,000 from investing activities for the prior year period.  The $871,000 increase in net cash inflows from investing activities during the year ended June 30, 2013, as compared to the prior year period, was primarily due to the cancellation of the letter of credit providing security for the India Ministry of Defence advance deposit, resulted in the release of $937,000 held in a restricted deposit, proceeds from the sale of equipment of $20,000 and a $11,000 decrease in funds expended to acquire equipment.

During the year ended June 30, 2013 we had net cash inflows of $10,176,000 from financing activities as compared to net cash inflows of $10,517,000 from financing activities for the prior year period.  The $341,000 decrease in net cash from financing activities during the year ended June 30, 2013, as compared to the prior year period, was primarily due to a $274,000 decrease in borrowings under our credit facility with DMRJ, compared to the prior fiscal year and a $63,000 decrease in proceeds received due to the exercise of employee stock options.

Credit Facilities with DMRJ Group LLC

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility.  See Note 13 of Notes to Consolidated Financial Statements, accompanying this Annual Report. There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ.

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

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months. Because there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations with DMRJ, which mature on March 31, 2014, management will continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.  Future expenditures for research and product development are discretionary and can be adjusted as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we had two irrevocable standby letters of credit outstanding in the approximate amount of $595,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and, (2) provide warranty performance security equal to 5% of the contract amount, under the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates to November 4, 2013 and May 4, 2015, respectively.

As of June 30, 2013, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The adoption of ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits. The provisions of ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013 and can be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is permitted.  The adoption of this update is not expected to have a material effect on our consolidated financial position and results of operations.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that we did maintain effective internal control over financial reporting as of June 30, 2013 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that, as of June 30, 2013, our internal control over financial reporting was effective based on those criteria. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2013.

Item 11.

Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2013.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2013.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2013.

Item 14.

Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2013.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, See Page 26.

(2)

Exhibits

Exhibit No.	Ref. No.	Description
2.1	1	Xenation License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
2.2	1	Ytterbium License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
3.1	2	Restated Articles of Organization, as amended, of Implant Sciences Corporation.
3.2	3	Amended and Restated -Laws, as amended, of Implant Sciences Corporation.
4.1	4	Specimen certificate for the Common Stock of Implant Sciences Corporation.
10.1	5	1992 Stock Option Plan.*
10.2	5	Form of Stock Option Agreement under the 1992 Stock Option Plan.*
10.3	5	1998 Incentive and Nonqualified Stock Option Plan.*
10.4	4	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.*
10.5	4	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.*
10.6	4	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan.*
10.7	6	2000 Incentive and Non-Qualified Stock Option Plan of Implant Sciences Corporation.*
10.8	7	2004 Stock Option Plan of Implant Sciences Corporation, as amended through March 14, 2011.*
10.9	8	Amendment to 2004 Stock Option Plan of Implant Sciences Corporation, effective September 7, 2012.*
10.10	9	2006 Employee Stock Purchase Plan of Implant Sciences Corporation.*
10.11	8	Implant Sciences Corporation Change of Control Payment Plan.*
10.12	10	Amended and Restated Employment Agreement, dated as of June 25, 2013, between Implant Sciences Corporation and Glenn D. Bolduc.*
10.13	11	Employment Agreement between Implant Sciences Corporation and William McGann, dated March 19, 2012.*
10.14	12	Employment Agreement between Implant Sciences Corporation and Darryl Jones, dated May 7, 2012.*
10.15	13	Lease, dated December 11, 2008, between Implant Sciences Corporation and Wakefield Investments, Inc.
10.16	14	First Amendment, dated February 1, 2010, to Lease between Implant Sciences Corporation and Wakefield Investments, Inc.
10.17	**	Lease, dated April 1, 2013, between the Implant Sciences Corporation and Wakefield Investments, Inc.
10.18	15	Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.
10.19	15	Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.25).
10.20	15	Warrant to Purchase Shares of Common Stock, dated December 10, 2008, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.26).
10.21	15

Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.22	15

Patent Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.23	15

Guaranty, dated as of December 10, 2008, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

10.24	16	Letter Agreement, dated as of March 12, 2009, between Implant Sciences Corporation and DMRJ Group LLC.
10.25	16	Amended and Restated Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.26	16	Amended and Restated Warrant to Purchase Shares of Common Stock, dated March 12, 2009, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.27	17	First Amendment, dated July 1, 2009, to Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.
10.28	17	Senior Secured Promissory Note, dated July 1, 2009, in the principal amount of $1,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.29	18	Credit Amendment, dated September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and DMRJ Group LLC.
10.30	18	Promissory Note, dated September 4, 2009, in the maximum principal amount of $3,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.35).
10.31	18

Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.32	18

Patent Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.33	18

Guaranty, dated as of September 4, 2009, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

10.34	19	Omnibus Waiver and First Amendment to Credit Agreement and Third Amendment to Note and Warrant Purchase Agreement, dated as of January 12, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.35	19

Amended and Restated Promissory Note, dated as of January 12, 2010, in the maximum principal amount of $5,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.37).

10.36	20	Omnibus Second Amendment to Credit Agreement and Fourth Amendment to Note and Warrant Purchase Agreement, dated as of April 23, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.37	20

Amended and Restated Promissory Note, dated as of April 23, 2010, and effective as of April 7, 2011, in the maximum principal amount of $10,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.40).

10.38	21	Omnibus Third Amendment to Credit Agreement and Fifth Amendment to Note and Warrant Purchase Agreement, dated as of September 30, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.39	22	Omnibus Fourth Amendment to Credit Agreement and Sixth Amendment to Note and Warrant Purchase Agreement, dated as of March 30, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.40	22	Amended and Restated Promissory Note, dated as of March 30, 2011 in the maximum principal amount of $15,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.43).

10.41	23	Omnibus Fifth Amendment to Credit Agreement and Seventh Amendment to Note and Warrant Purchase Agreement, dated as of April 7, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.42	24	Omnibus Sixth Amendment to Credit Agreement and Eighth Amendment to Note and Warrant Purchase Agreement, dated as of September 29, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.43	24	Amended and Restated Promissory Note, dated as of September 29, 2011 in the maximum principal amount of $23,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.44	25	Omnibus Seventh Amendment to Credit Agreement and Ninth Amendment to Note and Warrant Purchase Agreement, dated as of October 13, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.45	26	Omnibus Eighth Amendment to Credit Agreement and Tenth Amendment to Note and Warrant Purchase Agreement, dated as of February 21, 2012 between Implant Sciences Corporation and DMRJ Group LLC.
10.46	27	Omnibus Ninth Amendment to Credit Agreement and Eleventh Amendment to Note and Warrant Purchase Agreement, dated as of September 5, 2012 between Implant Sciences Corporation and DMRJ Group LLC.
10.47	27	Senior Secured Convertible Promissory Note, dated as of September 5, 2012, issued by Implant Sciences Corporation.
10.48	28	Omnibus Tenth Amendment to Credit Agreement and Twelfth Amendment to Note and Warrant Purchase Agreement, dated as of February 28, 2013 between Implant Sciences Corporation and DMRJ Group LLC.
10.49	28	Senior Secured Convertible Promissory Note, dated as of February 28, 2013, issued by Implant Sciences Corporation
10.50	29	Agreement for Consulting Services between Implant Sciences Corporation and Robert Liscouski, dated as of April 1, 2011.*
10.51	30	Convertible Promissory Note, dated November 1, 2009 issued to Michael C. Turmelle.
21.1	31	Subsidiaries of Implant Sciences Corporation.
23.1	**	Consent of Marcum LLP.
31.1	**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	****	XBRL Instance Document.
101.SCH	****	XBRL Taxonomy Extension Schema Document.
101.CAL	****	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document.

1	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated June 27, 2008 and filed on July 9, 2008 and incorporated herein by reference.
2	Filed as an Exhibit to Implant Sciences Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, and incorporated herein by reference.
3	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 12, 2007 and filed December 18, 2007, and incorporated herein by reference.
4

Filed as an Exhibit to Amendment No. 1 to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on December 21, 1998, and incorporated herein by reference.

5	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on September 29, 1998, and incorporated herein by reference.
6	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on December 12, 2003, and incorporated herein by reference.
7	Filed as Appendices A and B to Implant Sciences Corporation’s definitive proxy statement, filed February 16, 2012, and incorporated herein by reference.
8	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 7, 2012 and filed on September 13, 2012, and incorporated herein by reference.
9	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on July 26, 2007, and incorporated herein by reference.
10	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated June 25, 2013 and filed July 1, 2013, and incorporated herein by reference.
11	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 19, 2012 and filed March 23, 2012, and incorporated herein by reference.
12	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated May 7, 2012 and filed May 11, 2012, and incorporated herein by reference.
13	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 11, 2008 and filed on December 17, 2008, and incorporated herein by reference.
14	Filed as an Exhibit to Implant Sciences Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and incorporated herein by reference.
15	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 10, 2008 and filed December 16, 2008, and incorporated herein by reference.
16	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 12, 2009 and filed March 18, 2009, and incorporated herein by reference.
17	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 1, 2009 and filed July 8, 2009, and incorporated herein by reference.
18	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 4, 2009 and filed September 11, 2009, and incorporated herein by reference.
19	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated January 13, 2010 and filed January 14, 2010, and incorporated herein by reference.
20	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 23, 2010 and filed April 28, 2010, and incorporated herein by reference.
21	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 30, 2010 and filed October 6, 2010, and incorporated herein by reference.
22	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 30, 2011 and filed April 4, 2011, and incorporated herein by reference.
23	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 7, 2011 and filed April 12, 2011, and incorporated herein by reference.
24	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 29, 2011 and filed September 30, 2011, and incorporated herein by reference.
25	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated October 13, 2011 and filed October 19, 2011, and incorporated herein by reference.
26	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated February 21, 2012 and filed February 24, 2012, and incorporated herein by reference.

27	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 5, 2012 and filed on September 11, 2012, and incorporated herein by reference.
28	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated February 28, 2013 and filed March 1, 2013, and incorporated herein by reference.
29	Filed as an Exhibit to Implant Sciences Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011, and incorporated herein by reference.

30	Filed as an Exhibit to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
31	Filed as an Exhibit to Implant Sciences Corporation Annual Report on Form 10-K for the year ended June 30, 2012, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***

In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.  Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

****

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Implant Sciences Corporation as of June 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Implant Sciences Corporation at June 30, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations.  As of September 23, 2013, the Company’s principal obligation to its primary lender was approximately $42,297,000 and accrued interest of approximately $6,562,000. The Company is required to repay all borrowings and accrued interest to this lender on March 31, 2014. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Boston, Massachusetts

September 30, 2013

Implant Sciences Corporation
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$80	$84
Restricted cash and investments	433	1,274
Accounts receivable-trade, net of allowances of $0 and $20, respectively	1,216	182
Inventories, net	2,145	3,193
Prepaid expenses and other current assets	395	809
Total current assets	4,269	5,542
Property and equipment, net	395	220
Restricted cash and investments	312	312
Other non-current assets	122	162
Total assets	$5,098	$6,236
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible promissory note	$3,184	$3,224
Senior secured promissory note	1,000	1,000
Second senior secured convertible promissory note	12,000	-
Third senior secured convertible promissory note	12,000	-
Line of credit	12,403	26,231
Current maturities of obligations under capital lease	62	24
Payable to Med-Tec	19	30
Accrued expenses	6,754	4,360
Accounts payable	2,026	2,654
Deferred revenue	109	1,081
Total current liabilities	49,557	38,604
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	89	33
Total long-term liabilities	89	33
Total liabilities	49,646	38,637
Commitments and contingencies (Note 9)	-	-
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 57,655,594 and 57,645,049 shares issued and outstanding at June 30, 2013 and 50,000,000 shares authorized, 39,163,540 and 39,152,995 shares issued and outstanding at June 30, 2012	58	39
Preferred stock; no stated value; 5,000,000 shares authorized	-	-
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, 16,167 shares issued and outstanding at June 30, 2013 and 164,667 shares issued and outstanding at June 30, 2012, respectively (liquidation value $129,000 and $1,317,000, respectively)	27	274
Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	103,937	87,313
Accumulated deficit	(146,876)	(119,522)
Deferred compensation	(1,621)	(432)
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(44,548)	(32,401)
Total liabilities and stockholders' deficit	$5,098	$6,236

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Operations
(In thousands except share and per share amounts)

	For the Years Ended June 30,
	2013	2012
Revenues	$12,017	$3,406
Cost of revenues	8,588	2,407
Gross margin	3,429	999
Operating expenses:
Research and development	4,754	3,180
Selling, general and administrative	20,630	8,575
Total operating expenses	25,384	11,755
Loss from operations	(21,955)	(10,756)
Other income (expense), net:
Interest income	2	4
Interest expense	(5,401)	(3,884)
Total other expense, net	(5,399)	(3,880)
Net loss	$(27,354)	$(14,636)

Net loss per share, basic and diluted	$(0.56)	$(0.43)

Weighted average shares used in computing net loss per common share, basic and diluted	49,124,942	34,242,719

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statement of Stockholders’ Deficit
For the Years Ended June 30, 2013 and 2012
(In thousands except share amounts)

	Common Stock						Treasury Stock
	Number of Shares	Amount	Series G Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Number of Shares	Amount	Total Stockholders’ Deficit
Balance at July 1, 2011	30,991,873	$31	$274	$83,763	$(104,886)	$-	10,545	$(73)	$(20,891)
Issuance of common stock in connection with exercise of stock options	471,667	-	-	123	-	-	-	-	123
Conversion of senior secured convertible promissory note	4,700,000	5	-	371	-	-	-	-	376
Fair value of warrants issued to consultants	-	-	-	899	-	(649)	-	-	250
Amortization of deferred compensation	-	-	-	-	-	217	-	-	217
Share-based compensation	-	-	-	257	-	-	-	-	257
Common stock issued to consultants	3,000,000	3	-	1,900	-	-	-	-	1,903
Net loss	-	-	-	-	(14,636)	-	-	-	(14,636)
Balance at June 30, 2012	39,163,540	$39	$274	$87,313	$(119,522)	$(432)	10,545	$(73)	$(32,401)
Issuance of common stock in connection with exercise of stock options	1,421,183	1	-	227	-	-	-	-	228
Issuance of common stock in connection with exercise of stock purchase warrants	1,104,204	1	-	15	-	-	-	-	16
Conversion of senior secured convertible promissory note	500,000	1	-	39	-	-	-	-	40
Conversion of Series G preferred stock	14,850,000	15	(247)	232	-	-	-	-	-
Fair value of warrants issued to consultants	-	-	-	1,534	-	(1,534)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	696	-	-	696
Share-based compensation	-	-	-	13,908	-	-	-	-	13,908
Common stock issued to consultants	616,667	1	-	669	-	(351)	-	-	319
Net loss	-	-	-	-	(27,354)	-	-	-	(27,354)
Balance at June 30, 2013	57,655,594	$58	$27	$103,937	$(146,876)	$(1,621)	10,545	$(73)	$(44,548)

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(27,354)	$(14,636)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	84	72
Bad debt expense (recoveries)	1	(1)
Stock-based compensation expense	13,908	257
Gain on disposal of equipment	(9)	(1)
Warrants issued to non-employees	696	467
Common stock issued to consultants	319	1,903
Litigation settlement	(295)	-
Changes in assets and liabilities:
Accounts receivable	(1,035)	885
Inventories	1,048	(1,326)
Prepaid expenses and other current assets	455	276
Accounts payable	(305)	(26)
Accrued expenses	2,569	1,421
Deferred revenue	(972)	173
Net cash used in operating activities	(10,890)	(10,536)

Cash flows from investing activities:
Purchases of property and equipment	(151)	(162)
Transfer from restricted funds, net	841	1
Proceeds from the sale of equipment	20	-
Net cash provided by (used in) provided by investing activities	710	(161)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options	29	92
Principal repayments of long-term debt and capital lease obligations	(25)	(21)
Net borrowings on line of credit	10,172	10,446
Net cash provided by financing activities	10,176	10,517
Net change in cash and cash equivalents	(4)	(180)
Cash and cash equivalents at beginning of period	84	264
Cash and cash equivalents at end of period	$80	$84

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,861	$2,693

Non-cash Investing and Financing Activity:
Conversions of senior secured convertible promissory note to common shares	$40	$376
Conversion of convertible preferred stock to common shares	247	-
Common stock issued to consultants	670	1,903
Equipment purchased under capital lease	125	-
Exercise of stock options	199	31

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

Our fiscal year ends on June 30.  References herein to fiscal 2013 and fiscal 2012 refer to the fiscal years ended June 30, 2013 and 2012, respectively.

Liquidity, Going Concern and Management’s Plans

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC (“DMRJ”) pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ.  On February 28, 2013, we amended our credit agreements with DMRJ pursuant to which, amongst other matters, we extended the maturity date of all of our indebtedness from March 31, 2013 to March 31, 2014 (see Note 13).

Despite our current sales, expense and cash flow projections and $8,131,000 in cash available from our line of credit with DMRJ, at September 23, 2013, we will require additional capital in the third quarter of fiscal 2014 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Our common stock was delisted by the NYSE Amex LLC in June 2009 as result of our failure to comply with certain continued listing requirements.  Our common stock has been quoted on the OTC Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCPK tier under the symbol “IMSC”. We believe that trading ‘over the counter’ has limited our stock’s liquidity and has impaired our ability to raise capital.

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the year ended June 30, 2013, we reported a net loss of $27,354,000 and used $10,890,000 in cash for operations.  As of June 30, 2013, the Company had an accumulated deficit of approximately $146,876,000 and a working capital deficit of $45,288,000.  Management continually evaluates its operating expenses and its cash flow from operations.  Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

As of June 30, 2013, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, the second senior secured convertible promissory note, the third senior secured convertible promissory note, the senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $12,403,000, respectively.  Further, as of June 30, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $5,098,000 and is included in current liabilities in the consolidated financial statements.

As of September 23, 2013, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the third senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $14,103,000 respectively.  Further, as of September 23, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $6,562,000.

These conditions raise substantial doubt as to our ability to continue as a going concern.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months. These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our benchtop explosives and narcotics trade detector product. However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations with DMRJ, which mature on March 31, 2014. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources during the next twelve months.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

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

Security product sales tend to have a long sales cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we have hired additional sales personnel during fiscal 2013 who have specific industry experience. However, there can be no assurance that these efforts will increase revenue.

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have recorded no revenues from government contracts, due to the expiration of several contracts and our inability to secure new contracts.  Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

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

Equity Transactions

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

Foreign Currency Translation

The assets and liabilities of our Shanghai representative office are translated into U.S. dollars at current exchange rates as of the balance sheet date, expenses are translated at average monthly exchange rates. Net unrealized translation gains or losses associated with the Shanghai office are recorded directly to other comprehensive income. Realized gains and losses from foreign currency transactions were not material for any of the periods presented. We have short-term inter-company receivables from our Shanghai office which are marked to market each period with a corresponding entry recorded as a component of the consolidated statement of operations.

Retroactive Adjustment

In January 2013, we filed Articles of Amendment to our Restated Articles of Organization with the Commonwealth of Massachusetts to effect an increase in the total number of shares of common stock we are authorized to issue to 200,000,000 shares and to reduce the par value of our common stock from $0.10 per share to $0.001 per share.  All share information has been retroactively adjusted to reflect the change in the par value of our common stock.

Cash and Cash Equivalents

We consider any securities with original maturities of 90 days or less at the time of investment to be cash equivalents.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Accounting Standards Codification (“ASC”) ASC 820, “Fair Value Measurements and Disclosures,” establishes a three level fair value hierarchy to classify the inputs used in measuring fair value, which are as follows:

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

Fair Value of Financial Instruments

Our financial instruments at June 30, 2013 and 2012 include cash equivalents, restricted cash, accounts receivable accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory note and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the fair value measurements of assets and liabilities as of June 30, 2013:

		Fair Value Measurements as of June 30, 2013
Description (In thousands)	Carrying Value at June 30, 2013	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured convertible promissory note	3,184	-	-	3,184
Senior secured promissory note	1,000	-	-	1,000
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Line of credit	12,403	-	-	12,403

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value measurements of liabilities as of June 30, 2012:

		Fair Value Measurements as of June 30, 2012
Description (In thousands)	Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$1,562	$1,562	$-	$-
Senior secured convertible promissory note	3,224	-	-	3,224
Senior secured promissory note	1,000	-	-	1,000
Line of credit	26,231	-	-	26,231

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

The following table presents the activity in our warranty reserve for the years ended June 30, 2013 and 2012:

	Years Ended June 30,
(In thousands)	2013	2012
Beginning balance	$118	$226
Warranty provision (recoveries)	416	(106)
Warranty expenditures	(17)	(2)
Ending Balance, June 30	$517	$118

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

Patent Costs

As of June 30, 2013, there were fifteen active patents issued.  We expense legal costs and fees associated with patent applications and patent maintenance as incurred.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets and Impairment of Long-Lived Assets

We evaluate finite-lived intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date in accordance with Accounting Standards Codification (“ASC”) ASC 350 “Intangibles – Goodwill and Other.” Long-lived assets, which includes property and equipment are evaluated for impairment as events and circumstances indicated that the carrying amount may not be recoverable and at a minimum at each balance sheet date in accordance with Accounting Standards Codification ASC 360 “Property, Plant and Equipment.”  We evaluate the realizability of our long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary.

ASC 350 requires that intangible assets with indefinite lives be measured for impairment at least annually or whenever events indicate that there may be an impairment.  We recognize an  impairment  of a  long-lived  asset if the carrying  value  of the  long-lived  asset  is  not  recoverable  from  its  estimated  future  cash  flows.  We measure an impairment loss as the difference between the carrying amount of the asset and its estimated fair value.

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

As of June 30, 2013, we had two irrevocable standby letters of credit outstanding in the approximate amount of $595,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and, (2) provide warranty performance security equal to 5% of the contract amount, under the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates to November 4, 2013 and May 4, 2015, respectively.

We have no other significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements.

We place our cash with financial institutions which we believe are of high credit quality.

During the fiscal years ended June 30, 2013 and 2012, foreign sales represented approximately 88% and 95%, respectively, of our revenue.  During the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10%, respectively, of our revenue.  For the fiscal year ended June 30, 2012, one customer from Iraq and one customer from China represented approximately 33% and 12% of our revenue, respectively.

At June 30, 2013, three customers accounted for approximately $1,029,000 of accounts receivable, or 85% of accounts receivable outstanding as of that date.  At June 30, 2012 one customer accounted for approximately $96,000 of accounts receivable, or 62% of accounts receivable outstanding as of that date. We rely on a single contract manufacturer to provide manufacturing services for our handheld explosives detection product.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2013, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

For the fiscal years ended June 30, 2013 and 2012, we recorded stock-based compensation expense for options that vested of approximately $13,908,000 and $257,000, respectively, as follows:

	Years Ended June 30,
(In thousands)	2013	2012
Cost of revenues	$795	$15
Research and development	1,013	90
Selling, general and administrative	12,100	152
Total	$13,908	$257

As of June 30, 2013, the Company has approximately $3,250,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 1.2 years.

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

The fair value of each option granted during fiscal years 2013 and 2012 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans
	Years Ended June 30,
	2013	2012
Dividend yield	0.0%	0.0%
Expected volatility	127% - 145%	148% - 150%
Range of risk-free interest rate	0.34% - 0.93%	0.35% - 0.68%
Expected life (years)	5.8 years	3.0 years
Forfeiture rate	6.3%	10.0%

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At June 30, 2013 and 2012, there were no unbilled accounts receivable. Generally, there are no prerequisites necessary to invoice.

Research and Development Costs

All costs of research and development activities are expensed as incurred. We spent approximately $4,754,000 and $3,180,000 on internally funded research and development in the fiscal years ended June 30, 2013 and 2012, respectively.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expense.  Advertising costs were immaterial for the years ended June 30, 2013 and 2012.

Shipping and Handling

We account for shipping and handling cost within our cost of revenues.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of June 30, 2013 and 2012, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Years Ended June 30,
(In thousands, except share and per share amounts)	2013	2012
Basic income (loss) per share:
Numerator:
Net loss	$(27,354)	$(14,636)
Denominator:
Weighted average shares	49,124,942	34,242,719
Basic loss per share	$(0.56)	$(0.43)

Diluted loss per share:
Numerator:
Net loss	$(27,354)	$(14,636)

Denominator:
Weighted average shares	49,124,942	34,242,719
Effect of dilutive securities:
Stock options	-	-
Warrants	-	-
Convertible debt	-	-
Convertible preferred stock	-	-
	-	-
Weighted average shares and equivalents	49,124,942	34,242,719
Diluted loss per share	$(0.56)	$(0.43)

Common stock equivalents excluded from the earnings per share calculation for the years ended June 30, 2013 and 2012 were as follows:

	For the Years Ended June 30,
	2013	2012
Common stock equivalents excluded:
Stock options	2,582,322	2,543,376
Warrants	742,248	1,102,776
Convertible debt	52,981,368	40,300,000
Convertible preferred stock	9,140,500	16,466,700
	65,446,438	60,412,852

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The adoption of ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits. The provisions of ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013 and can be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is permitted.  The adoption of this update is not expected to have a material effect on our consolidated financial position and results of operations.

3.

Restricted Cash and Investments – Current and Long-Term

As of both June 30, 2013 and 2012, we had restricted cash and investments, with maturities of less than one year, of $433,000 and $1,274,000, respectively, and restricted investments with maturities of more than one year, of $312,000.  Restricted cash and investments consisted of the following:

	June 30,
(In thousands)	2013	2012
Current assets
Certificates of deposit	$312	$1,250
Blocked account deposit	121	24
	$433	$1,274
Long-term assets
Certificates of deposit	$312	$312
	$312	$312

Pursuant to our September 2009 credit agreement with DMRJ, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the revolving line of credit. Until the line of credit and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of June 30, 2013 and 2012, the balance in the blocked collections account was $121,000 and $24,000, respectively.

The restricted investments of $624,000 held in certificates of deposit collateralize our performance under irrevocable letters of credit issued in April 2010, aggregating to $595,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $19,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and (2) provide warranty performance security equal to 5% of the contract amount the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates to November 4, 2013 and May 4, 2015, respectively. On May 1, 2013, a third letter of credit providing security for the advance deposit was cancelled, resulting in the release of $937,000 held in a certificate of deposit. The funds have been applied to reduce our obligation for accrued interest and borrowings under the credit facility with DMRJ.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves, consist of the following:

	June 30,
(In thousands)	2013	2012
Raw materials	$1,811	$1,363
Work in progress	279	280
Finished goods	55	1,550
Total inventories	$2,145	$3,193

As of June 30, 2013 and 2012, our reserves for excess and slow-moving inventories were $73,000 and $40,000, respectively.

5.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,
(In thousands)	2013	2012
Inventory	$5	$450
Insurance	83	56
Bank fees	16	35
Other prepaid expenses	291	268
	$395	$809

6.

Property, Plant and Equipment, net

Property and equipment consist of the following:

	June 30,
(In thousands)	2013	2012
Machinery and equipment	$356	$493
Computers and software	378	409
Furniture and fixtures	28	12
Leasehold improvements	30	98
Equipment under capital lease	182	62
	974	1,074
Less: accumulated depreciation and amortization	579	854
	$395	$220

Depreciation expense for the fiscal years ended June 30, 2013 and 2012 was approximately $84,000 and $72,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,
(In thousands)	2013	2012

Accrued interest	$5,103	$2,571
Accrued compensation and benefits	746	1,224
Accrued warranty costs	517	118
Accrued legal and accounting	163	230
Accrued taxes	9	1
Other accrued liabilities	216	216
	$6,754	$4,360

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

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Years Ended June 30,
	2013	2012
Expected federal tax rate	-34.0%	-34.0%
State income taxes, net of federal tax benefit	-3.7%	-2.5%
Non-deductible expenses	2.5%	1.6%
Credits and other, net	-0.6%	-0.9%
Changes in valuation allowance	35.8%	35.8%
Effective tax rate	0.0%	0.0%

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Significant components of our deferred tax assets and deferred tax liabilities as of June 30, 2013 and 2012 consists of the following:

	June 30,
(In thousands)	2013	2012
Deferred tax assets:
Net operating loss and tax credit carryforwards	$29,463	$24,229
Accrued expenses deductible when paid	523	690
Stock-based compensation	4,864	230
Financial statement over tax amortization	12	18
Financial statement over tax depreciation	-	2
Net deferred tax assets – discontinued operations	-	61
Deferred tax assets	34,862	25,230

Deferred tax liabilities
Tax over financial statement depreciation	28	-
Deferred tax liabilities	28	-
Net deferred tax assets	34,834	25,230
Valuation allowance	(34,834)	(25,230)
Net deferred tax assets	$-	$-

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.  Included in the valuation allowance is approximately $2,006,000 related to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction in income tax.

The following table summarizes the changes in our deferred tax valuation allowance for the years ended June 30, 2013 and 2012:

		Deferred Tax Valuation Allowance
(In thousands)	Balance at Beginning of Year	Current Year Additions	Expired Loss Carryforwards	Balance at End of Year
2013	$25,230	$9,986	$(382)	$34,834
2012	20,136	5,315	(221)	25,230

As of June 30, 2013, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$73,331	$1,095	2024 to 2033
State	$53,883	$760	2014 to 2028

We have recorded a full valuation allowance against our net deferred tax assets of $34,834,000 as of June 30, 2013, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382 of the Code, but we believe that it is likely that an ownership change has occurred.  If we have experienced an ownership change, utilization of the NOL, AMT and R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  Any such limitation may result in the expiration of a portion of the NOL, AMT or R&D credit carryforwards before utilization.  Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC 740.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance.  Due to the existence of the valuation allowance, it is not expected that any potential limitation will have a material impact on our operating results.

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  At the adoption date and as of June 30, 2013, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2010 through 2013 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the years ended June 30, 2013 and 2012, we provided for no taxes in our consolidated statement of operations as we have significant net loss carryforwards.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

9.

Commitments and Contingencies

Capital and Operating Leases

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We lease research and office space in San Diego, California, lease expires on March 31, 2016 and lease 300 square feet of office space in Shanghai, China, under a lease expiring on November 30, 2013. Total rent expense, including assessments for maintenance and real estate taxes for the years ended June 30, 2013 and 2012, was $395,000 and $339,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of June 30, 2013, the balance due is approximately $27,000 and is included in current liabilities.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments required under capital and operating leases with non-cancelable terms in excess of one year at June 30, 2013, together with the present value of net minimum lease payments, are as follows:

(In thousands)	Capital Lease Payments	Operating Lease Payments
Years ending June 30:
2014	$83	$573
2015	52	576
2016	44	593
2017	8	583
2018 and thereafter	-	1,911
	187	$4,236
Less: Amounts representing interest	(36)
Present value of future minimum lease payments	151
Less: Current portion	(62)
Long-term obligation under capital leases	$89

License Agreements

We are obligated under one license agreement, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and narcotic applications, which we intend to incorporate into future security product offerings.  Future minimum royalty payments due under the license agreement are as follows:

(In thousands)
Years ending June 30:
2014	$150
2015	-
2016	-
2017	-
2018 and thereafter	-
$150

For the years ended June 30, 2013 and 2012, payments under a license agreement amounted to $125,000 and $100,000, respectively.

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

During the fiscal years ended June 30, 2013 and 2012, foreign sales represented approximately 88% and 95%, respectively, of our revenue.  During the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10%, respectively, of our revenue.  For the fiscal year ended June 30, 2012, one customer from Iraq and one customer from China represented approximately 33% and 12% of our revenue, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.

Related Party Transactions

Robert Liscouski, a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the years ended June 30, 2013 and 2012, this advisory firm was paid $66,000 and $105,000, respectively.    As of June 30, 2013, our obligation to the advisory firm was $118,000. On March 31, 2013, we terminated our relationship with this advisory firm. In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the years ended June 30, 2013 and 2012, Mr. Liscouski was paid $180,000 and $195,000,     respectively. As of June 30, 2013, we had no obligation to Mr. Liscouski. Mr. Liscouski also serves as a senior partner at Edge360, a leading security technology and situational awareness solutions provider to the homeland security marketplace that has been retained by us.  During the fiscal years ended June 30, 2013 and 2012, this advisory firm was paid $27,000 and $12,000, respectively.  As of June 30, 2013 our obligation to this advisory firm was $2,000.

12.

Notes Payable

In June 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.

As of June 30, 2013 and 2012, we had no obligation under the note for borrowed funds.  As of June 30, 2013 and 2012, our obligation to Mr. Turmelle for accrued interest approximated $11,000.

13.

Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc. (“Med-Tec”), our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and  to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was fully amortized over an estimated useful life of 29 months.  The outstanding and past due principal balance, as of June 30, 2013 and 2012, was approximately $19,000 and $30,000, respectively.

Term Debt and Revolving Credit Facility with DMRJ Group, LLC

We are a party to several loan and credit agreements with DMRJ Group LLC (“DMRJ”), an accredited institutional investor. In December 2008, we entered into a note and warrant purchase agreement with DMRJ pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility. The note, which is collateralized by all of our assets, originally bore interest at 11.0% per annum.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, we amended each of our credit instruments with DMRJ. Pursuant to those amendments: (i) the maturity of our indebtedness to DMRJ was extended from  September 30, 2011 to March 31, 2012; (ii) DMRJ waived our compliance with certain financial covenants in the notes and all related credit agreements through maturity; (iii) our line of credit under the September 2009 credit agreement was increased from $15,000,000 to $23,000,000; and (iv) we were required to repay sufficient amounts of our outstanding indebtedness under the notes and related credit agreements and other amounts owing to DMR such that as of December 31, 2011, the outstanding obligations to DMRJ shall not exceed $15,000,000.

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

The second senior secured convertible promissory note bears interest at the rate of 15% per annum. The principal balance of this note, together with all outstanding interest and all other amounts owed thereunder, was due and payable on March 31, 2013. The second senior secured convertible promissory note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series H Preferred Stock, the “Series H Original Issue Price”).

The second senior secured convertible promissory note originally gave DMRJ the option to require us to repurchase any or all of the shares of Series H Preferred Stock owned by DMRJ, at the Series H Original Issue Price per share, if we did not (i) by March 31, 2013, have at least one of our products receive qualified or approved status on the “Transportation Security Administration Air Cargo Screening Technology List (ACSTL) – For Passenger Aircraft” or placed on the Transportation Security Administration’s “Explosive Trace Detector Qualified Product List (QPL)”; or (ii) achieve revenues of at least $7,500,000 per fiscal quarter, commencing with fiscal quarter ending June 30, 2013. As described below, the note was subsequently amended to eliminate this option.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•

we issued to DMRJ a third senior secured convertible promissory note dated February 28, 2013, in the aggregate principal amount of $12,000,000. Payment for the February 2013 Note was made by the cancellation of $12,000,000 of principal of the outstanding indebtedness under our credit agreement;

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

The third senior secured convertible promissory note bears interest at the rate of 15% per annum. The principal balance of this note, together with all outstanding interest and all other amounts owed thereunder, will be due and payable on March 31, 2014. The third senior secured convertible promissory note is convertible in whole or in part, at DMRJ’s option, into shares of Series I Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series I Preferred Stock, the “Series I Original Issue Price”). We may prepay this note on 30 days’ prior notice.

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

As of June 30, 2013, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

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

As of June 30, 2013, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, the second senior secured convertible promissory note, the third senior secured convertible promissory note, the senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $12,403,000, respectively.  Further, as of June 30, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $5,098,000 and is included in current liabilities in the condensed consolidated financial statements.

As of September 23, 2013, our obligations to DMRJ under the amended and restated senior secured convertible promissory note, the second senior secured convertible promissory note, the third senior secured convertible promissory note, the senior secured promissory note and under the credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $14,113,000, respectively.  Further, as of September 23, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $6,562,000.

14.

Stock Options and Warrants

Common Stock Options and Stock Purchase Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using the Black-Scholes pricing model.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Options

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

In December 2004, we adopted the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 500,000 shares were originally reserved for issuance under the 2004 Plan. In December 2005, our stockholders approved an increase in the 2004 Plan from 500,000 shares to 1,000,000 shares.  In December 2007, our stockholders approved an increase in the 2004 Plan from 1,000,000 shares to 2,000,000 shares. In March 2012, our stockholders approved an increase in the 2004 Plan from 2,000,000 shares to 4,000,000. The September 2012 amendment has not been approved by our stockholders.

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
13,300,000

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of the options has an exercise price of $1.40 per share. One-half of options granted to each of Messrs. Bolduc, Deschenes, Silvestri and Ms. Baron are immediately exercisable and the other one-half became exercisable on September 7, 2013, subject to acceleration of vesting upon a “Change in Control,” as defined in the option plan. One-third of the new options granted to each of Dr. McGann and Dr. Jones are immediately exercisable, one-third became exercisable on September 7, 2013, and the remaining one-third will become exercisable on September 7, 2014, subject to acceleration of vesting upon a “Change in Control.” Options granted to Messrs. Turmelle, Safir, Liscouski, Keating and the Estate of Mr. Levangie are immediately exercisable in full. All of the options will expire on September 6, 2022, subject to earlier expiration with respect to Messrs. Bolduc, McGann, Deschenes, Jones, Silvestri and Ms. Baron in connection with the termination or cessation of their respective employment with the company.

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

As of June 30, 2013, there were options outstanding to purchase 17,905,001 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

We issued 1,421,183 and 471,667 shares of common stock during the years ended June 30, 2013 and 2012, respectively, as a result of the exercise of options by employees and consultants.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity of the 2000 and 2004 Stock Option Plans for the year ended June 30, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of July 1, 2012	4,986,000	$0.43	5.0	$4,861
Issued	14,565,000	1.38
Exercised	(1,421,183)	0.16
Cancelled	(224,816)	0.98
Options outstanding as of June 30, 2013	17,905,001	$1.22	7.8	$-
Options exercisable as of June 30, 2013	9,924,140	$1.17	7.9	$-
Options vested or expected to vest as of June 30, 2013	17,181,792	$1.22	7.9	$-

The following table presents the activity of the 2000 and 2004 Stock Option Plans for the year ended June 30, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of July 1, 2011	4,320,538	$0.37	5.7	$168
Issued	1,324,650	0.65
Exercised	(471,667)	0.26
Cancelled	(187,521)	1.03
Options outstanding as of June 30, 2012	4,986,000	$0.43	5.0	$4,861
Options exercisable as of June 30, 2012	3,206,770	$0.32	5.4	$3,476
Options vested or expected to vest as of June 30, 2012	4,808,077	$0.42	5.0	$4,722

The weighted average grant date fair value of options granted for the years ended June 30, 2013 and 2012 were $1.22 and $0.52, respectively.  See Note 2 for further discussion on the methods and assumptions used in determining the fair value of our options.

The following table sets forth information regarding outstanding options at June 30, 2013:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$0.08 - $0.49	2,124,334	4.0	$0.26	1,690,899	$0.21
$0.52 - $0.98	1,463,167	3.5	$0.76	652,164	$0.67
$1.15 - $2.30	14,257,500	8.9	$1.39	7,521,077	$1.40
$3.07 - $3.89	45,000	2.0	$3.71	45,000	$3.71
$9.92 - $10.00	15,000	1.4	$9.97	15,000	$9.97
	17,905,001	7.8	$1.22	9,924,140	$1.17

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 there was $3,250,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This expense is expected to be recognized as follows:

Years Ending June 30: (In thousands)
2014	$2,465
2015	609
2016	176
$3,250

As of June 30, 2013, the unrecognized compensation expense related to stock option awards is expected to be recognized as expense over a weighted-average period of 1.2 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2013 of $1.16 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2013.  Total intrinsic value of stock options exercised under the stock option plans for the years ended June 30, 2013 and 2012 was $1,557,000 and $267,000, respectively.  The total fair value of stock options that vested during the years ended June 30, 2013 and 2012 was $9,622,000 and $231,000, respectively.

Stock Purchase Warrants and Stock Issuances

In May 2011, we entered into two advisory and consulting services agreements, pursuant to which we agreed to issue up to an aggregate of 4,000,000 shares of our common stock.  In fiscal 2011 we issued 1,000,000 shares of common stock, having a value of $800,000, under these agreements and issued the balance of the 4,000,000 shares in monthly installments of 166,667 shares to each of the two advisors in fiscal 2012.

In April 2013, we issued 600,000 shares of common stock having a value of $660,000 and warrants to purchase an aggregate of 2,000,000 shares of our common stock to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issued shares were valued at the closing stock price of $1.10 per share at April 1, 2013.

As of June 30, 2013, there were warrants outstanding to purchase 3,780,352 shares of our common stock at exercise prices ranging from $0.08 to $1.40 expiring at various dates between January 1, 2014 and June 27, 2018.

We estimated the fair value of the warrants issued during fiscal 2013 and fiscal 2012 using the Black-Scholes option pricing model with the following input assumptions:

	Years Ended
	June 30, 2013	June 30, 2012
Dividend yield	0.0%	0.0%
Weighted-average volatility	80.9%	140.9%
Weighted-average risk-free interest rate	0.79%	0.40%
Weighted-average life of warrants	4.8 years	1.0 years

We issued eight warrants in fiscal 2013 and five warrants in fiscal 2012. For the years ended June 30, 2013 and 2012, we recorded non-cash charges for warrants that vested of $696,000 and $467,000, respectively, in our consolidated statements of operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2013:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Intrinsic Value per Share
$0.08 - $0.54	236,492	$0.50	$0.66
$0.80 - $1.00	1,200,000	$0.83	$0.33
$1.10 - $1.40	2,343,860	$1.12	$0.04
	3,780,352	$0.99	$0.17

The following table presents the warrant activity for the years ended June 30, 2013 and 2012:

	2013		2012
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Warrants outstanding as of July 1	3,555,352	$0.59	3,027,291	$0.58
Issued	2,400,000	1.12	1,100,000	0.93
Exercised	(1,104,204)	0.08	-	-
Expired	(1,070,796)	0.92	(571,939)	2.78
Warrants outstanding as of June 30	3,780,352	$0.99	3,555,352	$0.59
Warrants exercisable as of June 30	1,958,688	$0.88	2,055,352	$0.58
Weighted-average fair value of warrants granted during the year		$0.71		$0.71

Employee Stock Purchase Plan

In December 2006, we adopted the 2006 Employee Stock Purchase Plan. This plan provides a method whereby our employees have an opportunity to acquire an ownership interest in the company through the purchase of shares of our common stock through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The plan periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to us and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of June 30, 2013 and 2012, a total of 380,543 shares are available for issuance under the 2006 Plan.

We issued no shares of common stock during the years ended June 30, 2013 and 2012, under the employee stock purchase plan.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.

Benefit Plans and Employment Agreements of Executive Officers

We have a defined contribution plan, the Implant Sciences Corporation 401(k) Profit Sharing Plan, established under Section 401(k) of the Internal Revenue Code.   All full-time employees who are 21 years of age are eligible to participate on the beginning of the first month after 30 days of employment.  The company’s contributions are discretionary.   We made no matching contributions during either fiscal 2013 or 2012.

In February 2009, we entered into a new three-year employment agreement with Mr. Glenn D. Bolduc our President and Chief Executive Officer, pursuant to which Mr. Bolduc initially received a base salary of $275,000 per year, commencing on January 1, 2009.  After the third year, the agreement will automatically renew for additional one-year periods. The agreement also provided for Mr. Bolduc to be eligible to receive incentive compensation in an amount of up to 50% of his base salary, upon the achievement of certain performance milestones established by the Board of Directors and a car allowance.  Incentive compensation, if any, for subsequent fiscal years was based on performance milestones to be established by mutual agreement between us and Mr. Bolduc.

On June 25, 2013, we amended and restated the employment agreement with Mr. Bolduc. The new agreement will remain in effect through June 30, 2016, after which, the agreement will automatically renew for additional one-year periods unless notice of non-renewal is given by either party.

The agreement establishes Mr. Bolduc’s base salary at the rate of $400,000 per year, which amount is equal to Mr. Bolduc’s annualized base salary immediately prior to the agreement. Mr. Bolduc’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The new agreement also provides that Mr. Bolduc is eligible to receive cash bonuses of up to 50% of his annualized base salary for the fiscal year ended June 30, 2013 and for subsequent fiscal years. The amount of the bonus payable with respect to any fiscal year, if any, will be determined by the Board, in its sole discretion, provided that that no bonus will be payable unless we achieve certain revenue and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets established by the Board for the respective fiscal year .  We did not achieve these targets and no bonus was payable to Mr. Bolduc for the fiscal year ended June 30, 2013. In August 2013, however, the Board agreed to pay Mr. Bolduc a bonus of $50.000 with respect to the fiscal year ended June 30, 2013 if the company receives certain governmental approvals for its QS-B220 benchtop explosives and narcotics detector by December 31, 2013 and enters into a procurement contract with a specific agency of the United States government on or before February 1, 2014 (the “Bonus Milestones”). During the year ended June 30, 2013, Mr. Bolduc was paid bonuses of $136,250 and $162,500, representing bonuses earned in our fiscal years ended June 30, 2009 and June 30, 2012, respectively.

Mr. Bolduc received no additional long-term and/or equity incentive compensation in connection with the agreement. He will be eligible to receive such additional compensation as the Board may, in its sole discretion, award from time to time. In addition, Mr. Bolduc may participate in our employee fringe benefit programs or programs readily available to employees of comparable status and position.

We may terminate the agreement at any time without cause, on 30 days’ prior written notice. The agreement provides, however, for the payment of 18 months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits for 12 months, as separation payments in the event that Mr. Bolduc’s employment is terminated by us without “cause” or Mr. Bolduc resigns for “good reason” (as those terms are defined in the agreement). The agreement also provides that, if Mr. Bolduc resigns for “good reason,” all stock options and shares of restricted stock then held by Mr. Bolduc will become fully vested and exercisable as of the date of such resignation.

In the event that, within 12 months after a “change of control” (as that term is defined in the Company’s Change of Control Plan, as adopted by the Board on September 7, 2012), Mr. Bolduc’s employment is terminated without cause, or Mr. Bolduc resigns for good reason, the agreement provides (i) for the payment of 36 months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, and (ii) that all stock options and shares of restricted stock then held by Mr. Bolduc will become fully vested and exercisable as of the date of such termination or resignation.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We will not be required to continue to pay any amounts to Mr. Bolduc or to continue to provide certain benefits following termination of the agreement unless Mr. Bolduc executes a general release in favor of us substantially in the form annexed to the agreement and the period during which Mr. Bolduc may revoke the release has expired without any such revocation.

The Agreement includes certain restrictions against competition and solicitation of our employees and customers for a period of one year after Mr. Bolduc’s resignation or termination.

In March 2012, we entered into a three-year employment agreement with Dr. William J. McGann, our Chief Operating Officer, pursuant to which Dr. McGann receives a base salary of $250,000 per year, commencing on April 2, 2012. After the third year, the agreement will automatically continue unless notice of termination is given by either party.  We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Dr. McGann employment is terminated by us without “cause” or Dr. McGann resigns for “good reason” (as those terms are defined in the agreement).  Dr. McCann’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Dr. McGann to be eligible to receive incentive compensation in an amount of up to $125,000 for the fiscal year ended June 30, 2013 upon the achievement of certain performance milestones to be established by the Board of Directors.  We did not achieve these milestones and no bonus was payable to Dr. McGann for the fiscal year ended June 30, 2013. In August 2013, however, the Board agreed to pay Dr. McGann a bonus of $41,250 with respect to the fiscal year ended June 30, 2013 if the company achieves the Bonus Milestones described above. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. McGann within 60 days after commencement of each such fiscal year.

The agreement also provides that within 30 days after the completion of an equity financing, the gross proceeds of which to the Company are not less than $15,000,000, the Company will grant Dr. McGann an incentive stock option to purchase that number of shares of common stock of the Company which, together with all other option and equity awards previously issued by the Company, will equal approximately 1% of the Company’s fully diluted equity.

In May, 2012, we entered into a three-year employment agreement with Dr. Darryl Jones, our Vice President of Sales and Marketing, pursuant to which Dr. Jones will receive a base annual salary of $235,000 per year, commencing on May 7, 2012.  After the third year, the agreement will automatically continue unless notice of termination is given by either party.   We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Dr. Jones employment is terminated by us without “cause” or Dr. Jones resigns for “good reason” (as those terms are defined in the agreement).  Dr. Jones’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Dr. Jones to be eligible to receive incentive compensation in an amount of up to $117,500 for the fiscal year ended June 30, 2013 upon the achievement of certain performance milestones to be established by the Board of Directors. We did not achieve these milestones and no  bonus was payable to Dr. Jones for the fiscal year ended June 30, 2013.  In August 2013, however, the Board agreed to pay Dr. Jones a bonus of $29,375 with respect to the fiscal year ended June 30, 2013 if the company achieves the Bonus Milestones described above. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. Jones within 60 days after commencement of each such fiscal year.

The agreement also provides that within 30 days after the completion of an equity financing, the gross proceeds of which to the Company are not less than $15,000,000, the Company will grant Dr. Jones an incentive stock option to purchase that number of shares of common stock of the Company which, together with all other option and equity awards previously issued by the Company, will equal approximately 1% of the Company’s fully diluted equity.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.

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

In March 2013, we entered into a settlement agreement with Fulong, which provided for the payment of $200,000 and the transfer of ownership of five QS-H150 detectors to Fulong.  We recognized a non-cash benefit of $295,000 in general and administrative expenses in the year ended June 30, 2013 as a result of the settlement.

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

17.

Subsequent Events

We have evaluated subsequent events after the balance sheet date through the date these financial statements were issued, for appropriate accounting and disclosure and concluded that there were no subsequent events requiring adjustment or disclosure in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2013	Implant Sciences Corporation
	By:	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 30, 2013	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Dated: September 30, 2013	/s/ William J. McGann William J. McGann Chief Operating Officer and Director
Dated: September 30, 2013	/s/ Roger P. Deschenes Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: September 30, 2013	/s/ Michael C. Turmelle
Michael C. Turmelle Director
Dated: September 30, 2013	/s/ Robert P. Liscouski
Robert P. Liscouski Director
Dated: September 30, 2013	/s/ Howard Safir
Howard Safir Director
Dated: September 30, 2013	/s/ John A. Keating
John A. Keating Director