Form 10-K/A
period 2013-06-30
IMPLANT SCIENCES CORP
filed 2013-10-28
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-14949

Implant Sciences Corporation

(Name of small business issuer in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2837126 (I.R.S. Employer Identification No.)
500 Research Drive, Unit 3 Wilmington, MA (Address of principal executive offices)	01887 (Zip Code)

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

❑  Accelerated Filer

❑  Non-accelerated Filer (do not check if a smaller reporting company)

☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes ❑  No ☒

As of October 21, 2013, 59,279,595 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2012, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $47,107,000 based on the last sale price the Over-The-Counter-Bulletin-Board on such date.

{M0464298.4 }

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, originally filed on September 30, 2013 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of our fiscal year ended June 30, 2013.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

In May 2009, our Board of Directors increased the size of the board from five directors to seven directors.  Our Board of Directors is currently comprised of six directors.  The directors and named executive officers, their ages and positions, as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of September 30, 2013.

There are no family relationships between any director, named executive officer, or person nominated or chosen to become a director or executive officer.

Executive Officers and Directors	Age	Position
Glenn D. Bolduc	61	Chairman of the Board, President and Chief Executive Officer
Brenda L. Baron	51	Vice President, Manufacturing and Technical Services
Roger P. Deschenes	55	Vice President, Finance and Chief Financial Officer
Dr. Darryl K. Jones	55	Vice President, Sales and Marketing
Dr. William J. McGann	55	Chief Operation Officer, Director
Todd A. Silvestri	47	Vice President, Advanced Technology and Product Development
John A. Keating	60	Director
Robert P. Liscouski	59	Director
Howard Safir	72	Director
Michael C. Turmelle	54	Director

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

Dr. William J. McGann joined us in April 2012 as Chief Operating Officer. Dr. McGann was also appointed as a director of the Company. Dr. McGann had served as a strategic advisor to Glenn D. Bolduc, Chief Executive Officer of the Company, since April 2011. Prior to his appointment as Chief Operating Officer of the Company, from March 2010 to the present, Dr. McGann served as Vice President, Engineering, Global Fire Products, UTC Fire and Security, a business unit of United Technologies Corporation. From January 2005 through March 2010, Dr. McGann served as Vice-President, Research and Development at GE Ion Track and was promoted to Chief Technology Officer of GE Security. From January 1991 through January 2005, Dr. McGann served as Vice President, Research and Development and was one of the founders of Ion Track Instruments, where he played a key role in creating an industry around explosives trace detection (ETD) science and technology. Ion Track was sold to General Electric in 2005. Dr. McGann holds a Ph.D. in Physical Chemistry from the University of Connecticut, where his doctoral work was in the area of Magnetic Resonance and Laser Spectroscopy.

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

Robert P. Liscouski has served on our board of directors since May 2009.  From July 2009 until November 2013, Mr. Liscouski served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that had been retained by us to assist with our efforts to acquire additional capital. Mr. Liscouski also serves as a senior partner at Edge360, a leading security technology and situational awareness solutions provider to the homeland security marketplace that has been retained by us. Mr. Liscouski was the first Assistant Secretary for Infrastructure Protection for the Department of Homeland Security, serving from March 2003 to February 2005.  Mr. Liscouski’s private sector experience includes serving as the CEO of Content Analyst, a software company that automates the analysis and categorization of large volumes unstructured text and data, as Director of Information Assurance for The Coca-Cola Company and Vice President, Law Enforcement Division, for ORION Scientific Systems.  Mr. Liscouski’s government experience includes 11 years as a Special Agent with the Diplomatic Security Service of the U.S. Department of State with assignments including being the State Department representative to INTERPOL, Mobile Training Team Leader, Beirut and Rome, and five years with the Bergen County, NJ, Prosecutor’s Office as an undercover and homicide investigator.  Mr. Liscouski is a Senior Fellow at the Center of Strategic and International Studies in Washington, D.C. and served for 12 years as an advisor to the U.S. government on technology matters.  Mr. Liscouski holds a B.S. degree in Criminal Justice from John Jay College of Criminal Justice and a Masters of Public Administration from the Kennedy School of Government, Harvard University.

Our Board of Directors has concluded that Mr. Liscouski is uniquely qualified to serve as a director based on his experience and leadership roles in public safety and security as a senior official with the Department of Homeland Security and based on his experience and leadership roles in the private sector.

Howard Safir has served on our board of directors since May 2009.  Mr. Safir has served as Chief Executive Officer of the security consulting and investigations unit of GlobalOptions Group, Inc., since May 2006 and as Chairman, Chief Executive Officer and Principal of the November Group a company that provides strategic advisory and customer acquisition services to companies in the security, law enforcement, intelligence and defense industries. Mr. Safir was the founder, Chairman and Chief Executive Officer of SafirRosetti, LLC, a premier security consulting company, from December 2001 until its acquisition in May 2006 by GlobalOptions Group, Inc. Prior to that time, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services. In 1996, Mr. Safir was appointed the 39th Police Commissioner of the City of New York by Mayor Rudolph W. Giuliani, after serving as New York City’s 29th Fire Commissioner for the prior two years, making him the only individual in the history of New York City to serve as both police and fire commissioner. Previously, he was the Assistant Director of the Drug Enforcement Agency and also served as Chief of the Witness Security Division, U.S. Marshals Service. Mr. Safir currently serves as a director of Verint Systems, Inc., a publicly traded company, and LexisNexis Special Services, Inc., a private company.  From February 2004 to October 2006, Mr. Safir served as Chairman of the Board of Directors of GVI Security Solutions, Inc., a provider of video surveillance and security solutions products and from June 2005 to July 2006 served as a director of Blastgard International, Inc., a developer and designer of proprietary blast mitigation materials, both of which are public companies.  Mr. Safir also served as a Chairman of the Board of Directors of National Security Solutions Inc., from March 2008 to April 2010, a private company organized for the purpose of effecting a business combination, including with entities involved in the security and homeland defense industries. Mr. Safir received his B.A. in History and Political Science from Hofstra University in 1963. He attended Harvard University's John F. Kennedy School of Government, receiving certificates in the programs for Senior Managers in Government in 1988 and for National and International Security in 1989.  Mr. Safir is a member of the Board of Trustees of Hofstra University and a director of the foundation of the International Association of Chiefs of Police.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to the Company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2013.

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

The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate.  Stockholders who wish to send communications on any topic to the Board should address such communications to Board of Directors c/o Chief Executive Officer, Implant Sciences Corporation, 500 Research Drive, Unit 3, Wilmington, MA 01887.

Board Attendance

The Board of Directors met three times and held nine meetings by telephone conference call during the fiscal year ended June 30, 2013.  Each director attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which he served during fiscal 2013.

The Board of Directors has four standing committees; Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee, and Risk Management Committee.  The Committees of the Board are primarily responsible for considering and overseeing risks within their particular areas of concern. The membership of each, as of September 30, 2013, is indicated in the table below:

Director	Audit	Compensation Director	Nominating / Corporate Governance	Risk Management
John A. Keating
Robert P. Liscouski		X	X	Chairman
Howard Safir	X	X
Michael C. Turmelle	Chairman	Chairman	Chairman

Nominating/Corporate Governance Committee

Effective as of September 30, 2013, the Nominating/Corporate Governance Committee consists of Messrs. Liscouski and Turmelle. Mr. Turmelle serves as chairman of the Nominating/Corporate Governance Committee.  The Nominating/Corporate Governance Committee leads the Board’s effort at ensuring we have qualified directors by: (i) identifying individuals qualified to become Board members consistent with criteria approved by the Board and recommending to the Board a group of director nominees for each annual meeting of stockholders; (ii) recommending nominees to fill any vacancies which may occur during the year; (iii) considering candidates for nominees as directors of the Company who are recommended by stockholders entitled to do so under our By-laws; and (iv) ensuring that the Audit, Compensation and Nominating/Corporate Governance Committees of the Board have qualified and experienced “independent” directors.  The Board has adopted a written charter for the Nominating/Corporate Governance Committee which is posted on our website at www.implantsciences.com.

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

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Effective as of September 30, 2013, the Audit Committee consists of Messrs. Turmelle and Safir. The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:

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

During the fiscal year ended June 30, 2013, the Audit Committee met five times.  The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

Compensation Committee

Effective as of September 30, 2013, the Compensation Committee consists of Messrs. Liscouski, Turmelle and Safir.  Mr. Turmelle serves as chairman of the Compensation Committee.  The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans.    During the fiscal year ended June 30, 2013, the Compensation Committee met three times.  The responsibilities of the Compensation Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

Compensation is paid to our executive officers in both fixed and discretionary amounts which are established by the Board of Directors based on existing contractual agreements and the determinations of the Compensation Committee after recommendations by our Chief Executive Officer (other than with respect to himself).  Pursuant to its charter, the responsibilities of the Compensation Committee are (i) to assist the Board of Directors in discharging its responsibilities in respect of compensation of our senior executive officers; (ii) review and analyze the appropriateness and adequacy of our annual, periodic or long-term incentive compensation programs and other benefit plans and administer those compensation programs and benefit plans; and (iii) review and recommend compensation for directors, consultants and advisors.  Except for the delegation of authority to the Chief Executive Officer to grant certain de minimus equity compensation awards to our non-executive employees, the Compensation Committee has not delegated any of its responsibilities to any other person.

In August 2012, the Compensation Committee, acting on behalf of the Board of Directors, retained CFS Consulting, Inc., an independent compensation consulting firm, to review the Committee’s proposals to define a target level of stock ownership for each of the Company’s officers as a percentage of total shares outstanding, and a corresponding ownership percentage for members of the Board of Directors, and to adopt a Change of Control Payment Plan. CFS Consulting was instructed to review the reasonableness of these proposals, and the estimated total compensation that would be payable to the Company’s officers and directors under those proposals, in light of prevailing market conditions and in comparison to compensation paid to similarly situated officers and directors of other publicly traded companies. Following this review, in September 2012, the Board of Directors approved the stock option grants and the compensation plan described below under the caption “Amendment to the 2004 Stock Option Plan; Adoption of the Change of Control Payment Plan.”

In February 2013, the Committee, acting on behalf of the Board of Directors, again retained CFS Consulting, Inc., to analyze the Company’s then-current base salary levels for its officers, establish typical market annual cash incentive award values, and provide recommendations regarding base salary ranges and annual bonus values. CFS Consulting also performed a market review of total compensation for non-management directors. Consistent with CFS Consulting’s recommendations, in June 2013, the Board of Directors approved an amended and restated employment agreement for Mr. Bolduc and, in August 2013, the Board of Directors approved bonuses for the Company’s officers with respect to fiscal 2013, the payment of which is contingent upon the achievement of certain performance milestones, base salary adjustments with respect to the Company’s officers with respect to fiscal 2014, and additional option grants to the Company’s officers.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has determined that, as of June 30, 2013, each of the members of the Compensation Committee is an “independent” director within the meaning of the NYSE Amex (formerly, American Stock Exchange) listing standards and meets the independence requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, with the exception of Mr. Liscouski, who currently serves as a member of our Compensation Committee and Nominating / Corporate Governance Committee. Based on this determination, the Board of Directors intends to appoint an additional independent director and change the composition of our committees to meet the requirements of the NYSE Amex listing standards.  The Board of Directors further determined that it is in the best interests of the Company and our shareholders for Mr. Liscouski to remain a member of the Compensation Committee and Nominating / Corporate Governance Committee in the interim because the Board believes that that Mr. Liscouski acts independently even though he does not meet the technical standard of an “independent” director. Please refer to “Certain Relationships and Related Transactions, and Director Independence, below,” for a discussion of certain transactions between the Company and Mr. Liscouski.

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

Item 11.

Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation earned in the last two fiscal years ended June 30, 2013 and 2012 by our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and other most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal years ended June 30, 2013 and 2012:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (5)	Total ($)
Named Executive Officers
Glenn D. Bolduc	2013	$400,000	$-	$5,823,552	$34,366	$6,257,918
Chairman, President and	2012	$375,000	$162,500	$17,467	$16,493	$571,460
Chief Executive Officer

Roger P. Deschenes	2013	$220,000	$-	$1,132,610	$1,428	$1,354,037
Vice President, Finance and	2013	$200,000	$85,000	$4,592	$1,428	$291,020
Chief Financial Officer

Dr. William J. McGann (3)	2013	$250,000	$-	$1,069,281	$1,502	$1,320,783
Chief Operating Officer	2012	$62,500	$-	$-	$15,376	$77,876

Dr. Darryl K. Jones (4)	2013	$235,000	$-	$897,741	$1,465	$1,134,205
Vice President, Sales and Marketing	2012	$36,154	$-	$-	$244	$36,398

Todd A. Silvestri	2013	$190,000	$-	$782,131	$1,353	$973,484
Vice President, Advanced	2012	$180,000	$30,000	$2,501	$1,353	$213,854
Technology and Product
Development

(1)

No bonus compensation has been paid to the Named Executive Officers with respect to fiscal 2013. In August 2013, the Board of Directors approved the payment of bonuses to the Named Executive Officers in the amounts set forth below:

Named Executive Officer	Contingent 2013 Bonus
Glenn D. Bolduc	$50,000
Roger P. Deschenes	$27,500
Dr. William J. McGann	$31,250
Dr. Darryl K. Jones	$29,375
Todd A. Silvestri	$23,750

The payment of these bonuses is contingent on the Company’s receipt of certain governmental approvals for its QS-B220 benchtop explosives and narcotics detector by December 31, 2013 and the execution of a procurement contract with a specific agency of the United States government on or before February 1, 2014. As of October 28, 2013, one or more of these milestones had not been met and no such bonuses are payable. The Board of Directors will determine whether any such bonuses will be payable on or immediately following February 1, 2014.

(2)

The amount reported in this column for the Named Executive Officer represents the dollar amount recognized for financial statement reporting purposes in fiscal 2013 and 2012, with respect to options granted to the Named Executive Officers, determined in accordance with Accounting Standards Codification 718-11-25 Compensation – Stock Compensation.  See Note 2 of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the assumptions used in determining the value of such awards. For the fiscal year ended June 30, 2012, no option awards were granted to the Chief Executive Officer or the named executives,

(3)

Dr. McGann joined the Company on April 2, 2012.

(4)

Dr. Jones joined the Company on May 7, 2012.

(5)

All other compensation includes, but is not limited to, vehicle allowances, legal fees, key man life insurance premiums, consulting fees and premiums paid by us for disability and group term life insurance for the chief executive officer and all named executive officers, are set forth in the following table:

Fiscal Year 2013	Consulting Fees	Disability and Group Term Life Insurance Premiums	Vehicle Allowance	Legal Fees	Key Man Life Insurance	Total
Named Executive Officers
Glenn D. Bolduc	$-	$1,428	$16,200	$8,873	$7,865	$34,366
Roger P. Deschenes	$-	$1,428	$-	$-	$-	$1,428
Dr. William J. McGann	$-	$1,502	$-	$-	$-	$1,502
Dr. Darryl K. Jones	$-	$1,465	$-	$-	$-	$1,465
Todd A. Silvestri	$-	$1,353	$-	$-	$-	$1,353

Fiscal Year 2012
Named Executive Officers
Glenn D. Bolduc	$-	$1,428	$7,200	$-	$7,865	$16,493
Roger P. Deschenes	$-	$1,428	$-	$-	$-	$1,428
Dr. William J. McGann	$15,000	$376	$-	$-	$-	$15,376
Dr. Darryl K. Jones	$-	$244	$-	$-	$-	$244
Todd A. Silvestri	$-	$1,353	$-	$-	$-	$1,353

(1)

Dr. McGann served as an adviser to the Company from April 1, 2010 until March 31, 2011.

Grants of Plan-Based Awards to Named Executive Officers

The following table sets forth the individual grants of plan-based awards to the Named Executive Officers in the fiscal year ended June 30, 2013. Please see the “Outstanding Equity Awards at 2013 Fiscal Year-End” for the outstanding stock option awards and unvested stock awards held by each of the Named Executive Officers as of June 30, 2013.

Fiscal 2013 Grants of Plan-Based Awards
								All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Named Executive Officers	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Glenn D. Bolduc (1)	9/7/2012	$-	$-	$-	$-	$-	$-	5,442,490	$1.40	$6,748,688
Roger P. Deschenes (1)	9/7/2012	$-	$-	$-	$-	$-	$-	1,058,498	$1.40	$1,312,538
Dr. William J. McGann (2)	9/7/2012	$-	$-	$-	$-	$-	$-	1,498,972	$1.40	$1,858,725
Dr. Darryl K. Jones (2)	9/7/2012	$-	$-	$-	$-	$-	$-	1,258,498	$1.40	$1,560,538
Todd A. Silvestri (1)	9/7/2012	$-	$-	$-	$-	$-	$-	730,949	$1.40	$906,377

(1)

Exercisable in two equal annual installments commencing on September 7, 2012.

(2)

Exercisable in three equal annual installments commencing on September 7, 2012.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Named Executive Officers

In February 2009, we entered into a three-year employment agreement with Mr. Glenn D. Bolduc our President and Chief Executive Officer, pursuant to which Mr. Bolduc initially received a base salary of $275,000 per year, commencing on January 1, 2009.  After the third year, the agreement will automatically renewed for additional one-year periods. The agreement also provided for Mr. Bolduc to be eligible to receive incentive compensation in an amount of up to 50% of his based salary, upon the achievement of certain performance milestones established by the Board of Directors and a car allowance.  Incentive compensation, if any, for subsequent fiscal years was based on performance milestones to be established by mutual agreement between us and Mr. Bolduc.

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

The new agreement also provides that Mr. Bolduc is eligible to receive cash bonuses of up to 50% of his annualized base salary for the fiscal year ended June 30, 2013 and for subsequent fiscal years. The amount of the bonus payable with respect to any fiscal year, if any, will be determined by the Board, in its sole discretion, provided that that no bonus will be payable unless we achieve certain revenue and adjusted earnings before interest, taxes, depreciation and amortization targets established by the Board for the respective fiscal year .  We did not achieve these targets and no bonus was payable to Mr. Bolduc for the fiscal year ended June 30, 2013. In August 2013, however, the Board agreed to pay Mr. Bolduc a bonus of $50.000 with respect to the fiscal year ended June 30, 2013 if the company receives certain governmental approvals for its QS-B220 benchtop explosives and narcotics detector by December 31, 2013 and enters into a procurement contract with a specific agency of the United States government on or before February 1, 2014 (the “Bonus Milestones”).

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

The agreement provides for Dr. McGann to be eligible to receive incentive compensation in an amount of up to $125,000 for the fiscal year ended June 30, 2013 and for subsequent fiscal years upon the achievement of certain performance milestones to be established by the Board of Directors.  We did not achieve these milestones and no bonus was payable to Dr. McGann for the fiscal year ended June 30, 2013. In August 2013, however, the Board agreed to pay Dr. McGann a bonus of $41,250 with respect to the fiscal year ended June 30, 2013 if the company achieves the Bonus Milestones described above. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. McGann within 60 days after commencement of each such fiscal year.

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

The agreement provides for Dr. Jones to be eligible to receive incentive compensation in an amount of up to $117,500 for the fiscal year ended June 30, 2013 and for subsequent fiscal years upon the achievement of certain performance milestones to be established by the Board of Directors. We did not achieve these milestones and no bonus was payable to Dr. Jones for the fiscal year ended June 30, 2013.  In August 2013, however, the Board agreed to pay Dr. Jones a bonus of $29,375 with respect to the fiscal year ended June 30, 2013 if the company achieves the Bonus Milestones described above. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. Jones within 60 days after commencement of each such fiscal year.

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by the Company of the Mr. Bolduc without “cause,” or (ii) termination by Mr. Bolduc for “good reason,” including certain changes in control involving the Company.  The estimated incremental compensation assumes the triggering event had occurred on June 30, 2013.  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.

	Base Salary Continuation (1)	COBRA Premiums (2)	Life Insurance Premiums	Other
Glenn D. Bolduc	$600,000	$20,384	$1,428	$-
Dr. William J. McGann	$270,000	$20,384	$1,428	$-
Dr. Darryl K. Jones	$245,000	$20,384	$1,465	$-

(1)

We are required to continue to pay Mr. Bolduc annual base salary then in effect for 18 months (36 months if Mr. Bolduc’s employment is terminated without “cause” or he resigns for “good reason” within 12 months following a change in control) on a regular payroll basis and Messrs. Jones and McGann’s annual base salary then in effect for 12 months on a regular payroll basis.

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

Amendment to the 2004 Stock Option Plan; Adoption of the Change of Control Payment Plan

In September 2012, our Board of Directors adopted an amendment to our 2004 Stock Option increasing the total number of shares of our common stock issuable thereunder from 4,000,000 shares to 20,000,000 shares and approved the following grants of options under the amended plan:

Named Executives and Directors	Shares Granted
Glenn D. Bolduc	5,442,490
Dr. William J. McGann	1,498,972
Roger P. Deschenes	1,058,498
Dr. Darryl K. Jones	1,258,498
Michael C. Turmelle	640,949
Howard Safir	303,399
Robert P. Liscouski	806,798
John A. Keating	303,399
Todd A. Silvestri	730,949
Brenda L. Baron	730,949
Estate of Joseph E. Levangie	525,099
13,300,000

Each of the options has an exercise price of $1.40 per share. One-half of options granted to each of Messrs. Bolduc, Deschenes, Silvestri and Ms. Baron were immediately exercisable and the other one-half became exercisable on September 7, 2013. One-third of the new options granted to each of Dr. McGann and Dr. Jones were immediately exercisable, one-third became exercisable on September 7, 2013, and the remaining one-third will become exercisable on September 7, 2014, subject to acceleration of vesting upon a “Change in Control.” Options granted to Messrs. Turmelle, Safir, Liscouski, Keating and the Estate of Mr. Levangie were immediately exercisable in full. All of the options will expire on September 6, 2022, subject to earlier expiration with respect to Messrs. Bolduc, McGann, Deschenes, Jones, Silvestri and Ms. Baron in connection with the termination or cessation of their respective employment with the company.

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

Plan Benefits.  The Change of Control Plan provides for a lump sum, calculated as described above, to be paid to each participant, in cash (the “Plan Benefits”), upon a Change of Control. The Plan Benefits payable to all participants in the plan are as follows:

Name of Participant	Plan Benefit
Glenn D. Bolduc	$6,530,988
Dr. William J. McGann	1,334,085
Roger P. Deschenes	1,270,198
Dr. Darryl K. Jones	918,704
Brenda L Baron	877,139
Todd A. Silvestri	877,139
Michael C. Turmelle	769,139
Howard Safir	364,079
Robert P. Liscouski	968,158
John A. Keating	364,079
Estate of Joseph E. Levangie	630,119
Total Plan Benefits	$14,903,827

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

We are not currently in discussions with any third parties concerning any transaction that would constitute a Change of Control, we are not aware of any efforts of any third parties to engage in any such transaction, and the Board of Directors has no current intention of seeking offers to engage in any such transaction.

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

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of June 30, 2013.

Named Executive Officers		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($ per Share)	Option Expiration Date

Glenn D. Bolduc	(1)	286,400	-	$0.17	12/31/2019
	(2)	2,721,245	2,721,245	$1.40	09/06/2022
		3,007,645	2,721,245

Roger P. Deschenes	(2)	529,249	529,429	$1.40	09/06/2022

Dr. William J. McGann	(3)	200,000	-	$0.54	03/31/2021
	(4)	499,657	999,315	$1.40	09/06/2022
		699,657	999,315

Dr. Darryl K. Jones	(4)	419,499	839,999	$1.40	09/06/2022

Todd A. Silvestri	(2)	364,475	364,474	$1.40	09/06/2022
		5,021,525	5,454,282

(1)

Exercisable in three equal annual installments commencing January 1, 2010.

(2)

Exercisable in two equal annual installments commencing on September 7, 2012.

(3)

Exercisable on April 1, 2012.

(4)

Exercisable in three equal annual installments commencing on September 7, 2012.

2013 Option Exercises and Stock Vested

The following table provides information regarding the exercise of option awards by any of the Named Executive Officers, during the fiscal year ended June 30, 2013:

	Number of Shares Acquired on Exercise	Value Realized on Exercise
Glenn D. Bolduc	563,600	$558,675
Roger P. Deschenes	200,000	$214,250
Dr. William J. McGann	-	$-
Dr. Darryl K. Jones	-	$-
Todd A. Silvestri	150,000	$199,250

Directors’ Compensation

The following table sets forth the annual compensation of our non-employee directors for fiscal 2013, which consisted of annual cash retainers, board and committee meeting fees and equity awards in the form of options pursuant to the 2004 Stock Option Plan.  Employee directors do not receive any separate compensation for their service on the Board.

Director	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
John A. Keating	$38,300	$356,454	$-	$394,754
Robert P. Liscouski	39,750	950,409	180,000	1,170,159
Howard Safir	41,500	356,454	-	397,954
Michael C. Turmelle	47,300	755,038	-	802,338

(1)

The amount reported in this column for the non-employee director represents the dollar amount recognized for financial statement reporting purposes in fiscal 2013, with respect to options granted to non-employee directors, determined in accordance with Statement of Accounting Standards Codification 718-10-25 Compensation – Stock Compensation. See Note 2 of Notes to Consolidated Financial Statements set forth in this Annual Report on Form 10-K for the assumptions used in determining the value of such awards.  For the fiscal years ended June 30, 2013 and 2012.

(2)

Mr. Liscouski received $180,000 of other compensation for consulting services provided to us, including attendance at meetings with agencies of the U.S. government. In addition, as described under Item 13 below, Mr. Liscouski had served as a partner at Secure Strategy Group, a firm that had been retained by us to assist with our efforts to acquire additional capital.  Mr. Liscouski had received compensation from Secure Strategy Group for services that firm provides to us.

Grants of Plan-Based Awards to Non-Employee Directors

The following table sets forth the individual grants of plan-based awards to our non-employee directors in fiscal year ended June 30, 2013.

Fiscal 2013 Grants of Plan-Based Awards
								All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Named Executive Officers	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
John A. Keating (1)	9/7/2012	$-	$-	$-	$-	$-	$-	303,399	$1.40	$356,454
Robert P. Liscouski (1)	9/7/2012	$-	$-	$-	$-	$-	$-	806,798	$1.40	$950,409
Howard Safir (1)	9/7/2012	$-	$-	$-	$-	$-	$-	303,399	$1.40	$356,454
Michael C. Turmelle (1)	9/7/2012	$-	$-	$-	$-	$-	$-	640,949	$1.40	$755,038

(1)

Exercisable on grant date.

Additional Information to Understand the Director Compensation Table

Fees paid to our non-employee directors in connection with their service as directors are as follows: $30,000 annual retainer to each director; $1,000 for each Board of Directors meeting attended; $750 for each committee meeting attended; and $500 for each Board of Directors meeting or committee meeting in which the director participates by telephone conference call.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2013 is included in Item 5 of Part II of our Annual Report on Form 10-K for the year ended June 30, 2013.

The following table sets forth the beneficial ownership of shares of our common stock, as of September 30, 2013, of (i) each person known by us to beneficially own 5% or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of September 30, 2013.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Executive Officers and Directors
Brenda L. Baron (3)	808,449	1.3%
Glenn D. Bolduc (4)	6,148,890	9.5%
Roger P. Deschenes (5)	1,258,498	2.1%
Dr. Darryl K. Jones (6)	838,999	1.4%
Dr. William J. McGann (7)	1,199,314	2.0%
Todd A. Silvestri (8)	730,949	1.2%
John A. Keating (9)	503,399	0.8%
Robert P. Liscouski (10)	1,066,798	1.8%
Howard Safir (11)	503,399	0.8%
Michael C. Turmelle (12)	1,558,949	2.6%

All Executive Officers and Directors as a group (10 persons) (13)	14,617,643	20.2%

(1)

Unless otherwise indicated, the business address of the stockholders named in the table above is Implant Sciences Corporation, 500 Research Drive, Unit 3, Wilmington, MA 01887.

(2)

Based on 59,279,595 outstanding shares as of September 30, 2013.

(3)

Includes 808,449 shares of common stock, which may be purchased within 60 days of September 30, 2013 upon the exercise of stock options.

(4)

Includes 5,728,890 shares of common stock, which may be purchased within 60 days of September 30, 2013 upon the exercise of stock options.

(5)

Includes 1,058,498 shares of common stock, which may be purchased within 60 days of September 30, 2013 upon the exercise of stock options.

(6)

Includes 838,999 shares of common stock, which may be purchased within 60 days of September 30, 2013 upon the exercise of stock options.

(7)

Includes 1,199,314 shares of common stock, which may be purchased within 60 days of September 30, 2013 upon the exercise of stock options.

(8)

Includes 730,949 shares of common stock, which may be purchased within 60 days of September 30, 2012 upon the exercise of stock options.

(9)

Includes  303,399 shares of common stock, which may be purchased within 60 days of September 30, 2013 upon the exercise of stock options.

(10)

Includes 1,006,798 shares of common stock, which may be purchased within 60 days of September 30, 2013 upon the exercise of stock options.

(11)

Includes 503,399 shares of common stock, which may be purchased within 60 days of September 30, 2013 upon the exercise of stock options.

(12)

Includes 838,999 shares of common stock, which may be purchased within 60 days of September 30, 2013 upon the exercise of stock options.

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

Robert Liscouski, a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that had been retained by us to assist with our efforts to acquire additional capital.  During the years ended June 30, 2013 and 2012, this advisory firm was paid $66,000 and $105,000, respectively. On March 31, 2013, we terminated this relationship and our obligation to the advisory firm was $118,000 at June 30, 2013.  In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the years ended June 30, 2013 and 2012, Mr. Liscouski was paid $180,000 and $195,000, respectively. As of June 30, 2013, we had no obligation to Mr. Liscouski. Mr. Liscouski also serves as a senior partner at Edge360, a leading security technology and situational awareness solutions provider to the homeland security marketplace that has been retained by us to advance our efforts with the U.S. government.  During the fiscal years ended June 30, 2013 and 2012, this advisory firm was paid $27,000 and $12,000, respectively.  As of June 30, 2013 our obligation to this advisory firm was $2,000.

On June 4, 2009, Michael Turmelle, a member of our Board of Directors loaned $100,000 to us. See Note 13 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

Item 14.

Principal Accounting Fees and Services

The Audit Committee of our Board of Directors appointed Marcum LLP as our independent registered public accounting firm effective April 2010. The firm of Marcum acts as our principal independent registered public accounting firm.

The following is a summary of the fees billed to us by Marcum for professional services rendered for the fiscal years ended June 30, 2013 and 2012.  The Audit Committee considered and discussed with Marcum the provision of non-audit services to us and the compatibility of providing such services with maintaining their independence as our auditors.

	Years Ended June 30,
Fee Category	2013	2012
Audit fees	$160,000	$160,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$160,000	$160,000

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

Dated: October 28, 2013	Implant Sciences Corporation
	By:	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 28, 2013	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer (Principal Executive Officer) Chairman of the Board
Dated: October 28, 2013	/s/ William J. McGann William J. McGann Chief Operating Officer Director
Dated: October 28, 2013	/s/ Roger P. Deschenes Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: October 28, 2013	/s/ Michael C. Turmelle
Michael C. Turmelle Director
Dated: October 28, 2013	/s/ Robert P. Liscouski
Robert P. Liscouski Director
Dated: October 28, 2013	/s/ Howard Safir
Howard Safir Director
Dated: October 28, 2013	/s/ John A. Keating
John A. Keating Director