Form 10-Q
period 2013-09-30
IMPLANT SCIENCES CORP
filed 2013-11-14
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File No. 001-14949

Implant Sciences Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Research Drive, Unit 3, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

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

As of November 5, 2013, there were 59,301,082 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013	3
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	27
Item 6.	Exhibits	30
	Signatures	31

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	Sept, 30,	June 30,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$182	$80
Restricted cash and investments	121	433
Accounts receivable-trade	497	1,216
Inventories, net	2,027	2,145
Prepaid expenses and other current assets	375	395
Total current assets	3,202	4,269
Property and equipment, net	491	395
Restricted cash and investments	624	312
Other non-current assets	129	122
Total assets	$4,446	$5,098
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible promissory note	$3,184	$3,184
Senior secured promissory note	1,000	1,000
Second senior secured convertible promissory note	12,000	12,000
Third senior secured convertible promissory note	12,000	12,000
Line of credit	14,363	12,403
Current maturities of obligations under capital lease	67	62
Payable to Med-Tec	17	19
Accrued expenses	8,490	6,754
Accounts payable	1,858	2,026
Deferred revenue	243	109
Total current liabilities	53,222	49,557
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	100	89
Total long-term liabilities	100	89
Total liabilities	53,322	49,646
Commitments and contingencies (Note 17)	-	-
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 59,290,140 and 59,279,595 shares issued and outstanding at September 30, 2013 and 57,655,594 and 57,645,049 shares issued and outstanding at June 30, 2013	59	58
Preferred stock; no stated value; 5,000,000 shares authorized	-	-
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, 0 shares issued and outstanding at September 30, 2013 and 16,167 shares issued and outstanding at June 30, 2013, respectively (liquidation value $0 and $129,000, respectively)	-	27
Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	105,339	103,937
Accumulated deficit	(152,897)	(146,876)
Deferred compensation	(1,303)	(1,621)
Other comprehensive loss	(1)	-
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(48,876)	(44,548)
Total liabilities and stockholders' deficit	$4,446	$5,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012
Revenues	$1,165	$1,415
Cost of revenues	952	1,454
Gross margin (loss)	213	(39)
Operating expenses:
Research and development	1,231	1,337
Selling, general and administrative	3,408	10,131
Total operating expenses	4,639	11,468
Loss from operations	(4,426)	(11,507)
Other expense:
Interest expense	(1,595)	(1,241)
Total other expense	(1,595)	(1,241)
Net loss	(6,021)	(12,748)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1)	-
Other comprehensive loss	(1)	-
Comprehensive loss	$(6,022)	$(12,748)

Net loss per share, basic and diluted	$(0.10)	$(0.31)

Weighted average shares used in computing net loss per common share, basic and diluted	58,193,898	40,980,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,021)	$(12,748)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	36	19
Stock-based compensation expense	1,365	9,265
Loss on disposal of equipment	37	-
Warrants issued to non-employees	247	172
Common stock issued to consultants	71	19
Changes in assets and liabilities:
Accounts receivable	719	15
Inventories	118	(334)
Prepaid expenses and other current assets	14	(72)
Accounts payable	(170)	(301)
Accrued expenses	1,734	937
Deferred revenue	134	(35)
Net cash used in operating activities	(1,716)	(3,063)

Cash flows from investing activities:
Purchases of property and equipment	(143)	(33)
Transfer to restricted funds, net	-	(20)
Net cash used in investing activities	(143)	(53)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options	11	20
Principal repayments of long-term debt and capital lease obligations	(10)	-
Net borrowings on line of credit	1,960	3,014
Net cash provided by financing activities	1,961	3,034
Net change in cash and cash equivalents	102	(82)
Cash and cash equivalents at beginning of period	80	84
Cash and cash equivalents at end of period	$182	$2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6	$602

Non-cash Financing Activity:
Conversions of senior secured convertible promissory note to common shares	$-	$40
Conversion of convertible preferred stock to common shares	27	-
Conversion of line of credit to second senior convertible promissory note	-	12,000
Common stock issued to consultants	71	19
Exercise of stock options	-	23
Exercise of stock purchase warrants	-	16

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

We are party to several loan and credit agreements with DMRJ Group LLC (“DMRJ”), an accredited institutional investor (see Note 13).  As of September 30, 2013, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a third senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $14,363,000, respectively.  Further, as of September 30, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $6,686,000 and is included in current liabilities in the condensed consolidated financial statements.

As of November 5, 2013, our obligations to DMRJ under those four secured promissory notes and our credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $15,058,000 respectively.  Further, as of November 5, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $7,331,000.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ.  On February 28, 2013, we amended our credit agreements with DMRJ pursuant to which, amongst other matters, we extended the maturity date of all of our indebtedness from March 31, 2013 to March 31, 2014. On November 14, 2013, we amended our credit agreements with DMRJ pursuant to which we extended the maturity date of all of our indebtedness from March 31, 2014 to September 30, 2014 (see Note 13).

Despite our current sales, expense and cash flow projections and $6,922,000 in cash available from our line of credit with DMRJ, at November 5, 2013, we will require additional capital in the first quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the three months ended September 30, 2013, we reported a net loss of $6,021,000 and used $1,716,000 in cash for operations.  As of September 30, 2013, the Company had an accumulated deficit of approximately $152,897,000 and a working capital deficit of $50,020,000.  Management continually evaluates its operating expenses and its cash flow from operations.  Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

These conditions raise substantial doubt as to our ability to continue as a going concern.

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our benchtop explosives and narcotics trade detector product.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations with DMRJ, which mature on September 30, 2014. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources during the next twelve months.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Security product sales tend to have a long sales cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we hired additional sales personnel during fiscal 2013 who have specific industry experience. However, there can be no assurance that these efforts will increase revenue.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three months ended September 30, 2013 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The balance sheet at June 30, 2013 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as of and for the year ended June 30, 2013.

Use of Accounting Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation, warranty reserves, and long-lived assets.  Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters.  Consequently, actual results could differ from such estimates.

Significant accounting policies are described in Note 2 to the financial statements included in Item 7 of our Form 10-K for the fiscal year ended June 30, 2013.

3.

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” establishes a three-level fair value hierarchy to classify the inputs used in measuring fair value, which are as follows:

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

Our financial instruments at September 30, 2013 and June 30, 2013 include cash equivalents, restricted cash, accounts receivable, accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory notes and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value measurements of assets and liabilities as of September 30, 2013:

		Fair Value Measurements as of September 30, 2013
(In thousands)	Carrying Value at September 30, 2013	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured convertible promissory note	3,184	-	-	3,184
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Senior secured promissory note	1,000	-	-	1,000
Line of credit	14,363	-	-	14,363

The following table provides the fair value measurements of assets and liabilities as of June 30, 2013:

		Fair Value Measurements as of June 30, 2013
(In thousands)	Carrying Value at June 30, 2013	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured convertible promissory note	3,184	-	-	3,184
Senior secured promissory note	1,000	-	-	1,000
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Line of credit	12,403	-	-	12,403

4.

Restricted Cash and Investments – Current and Long-Term

As of September 30, 2013 and June 30, 2013, we had restricted cash and investments, with maturities of less than one year, of $121,000 and $433,000, respectively, and restricted investments, with maturities of more than one year, of $624,000 and $312,000, respectively.  Restricted cash and investments consisted of the following:

	September 30,	June 30,
(In thousands)	2013	2013
Current assets
Certificates of deposit	$-	$312
Blocked account deposit	121	121
	$121	$433

Non-current assets
Certificates of deposit	$624	$312
	$624	$312

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to our September 2009 credit agreement with DMRJ, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the revolving line of credit. Until the line of credit and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of September 30, 2013 and June 30, 2013, the balance in the blocked collections account was $121,000,

The restricted investments of $624,000 held in certificates of deposit collateralize our performance under irrevocable letters of credit issued in April 2010, aggregating to $595,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $19,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and (2) provide warranty performance security equal to 5% of the contract amount .  We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively.

5.

Stock Based Compensation

In December 2000, we adopted the 2000 Incentive and Non-Qualified Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equal 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 5% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable considerations including a cashless exercise/resale procedure, or any combination of the foregoing. The Committee may in its discretion provide upon the grant of any option that we may repurchase, upon terms and conditions determined by the Committee, all or any number of shares purchased upon exercise of such option. A total of 600,000 shares were originally reserved for issuance under the 2000 Plan. In December 2003, our stockholders approved an increase in the 2000 Plan from 600,000 shares to 1,000,000 shares. In December 2004, our stockholders approved an increase in the 2000 Plan from 1,000,000 shares to 1,500,000 shares. The 2000 Plan expired in October 2010, as such no further options grants may be issued under this plan.

In December 2004, we adopted the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable considerations including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 500,000 shares were originally reserved for issuance under the 2004 Plan. In December 2005, our stockholders approved an increase in the 2004 Plan from 500,000 shares to 1,000,000 shares.  In December 2007, our stockholders approved an increase in the 2004 Plan from 1,000,000 shares to 2,000,000 shares. In March 2012, our stockholders approved an increase in the 2004 Plan from 2,000,000 shares to 4,000,000 shares.

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
13,300,000

The September 2012 amendment has not been approved by our stockholders.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012 include $1,365,000 and $9,265,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards as follows:

	For the Three Months Ended
	September 30,
(In thousands)	2013	2012
Cost of revenues	$93	$465
Research and development	159	498
Selling, general and administrative	1,113	8,302
Total	$1,365	$9,265

As of September 30, 2013, the total amount of unrecognized stock-based compensation expense was approximately $2,641,000, which will be recognized over a weighted average period of 1.75 years.

As of September 30, 2013, there were options outstanding to purchase 18,871,809 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

6.

Related Party Transactions

Robert Liscouski, a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the three months ended September 30, 2013 and 2012, we paid Secure Strategy Group $0 and $25,000, respectively.  On March 31, 2013, we terminated our relationship with Secure Strategy Group and, as of September 30, 2013, our obligation to Secure Strategy Group was $118,000. In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During each of the years ended June 30, 2013 and 2012, we paid Mr. Liscouski $45,000 for services performed under this agreement.  As of September 30, 2013, we had no obligation to Mr. Liscouski under this agreement. Mr. Liscouski also serves as a senior partner at Edge360, a security technology and situational awareness solutions provider to the homeland security marketplace that had been retained by us.  During the three months ended September 30, 2013 and 2012, we paid Edge360 $4,000 and $8,000, respectively.  On August 31, 2013, we terminated our relationship with Edge360 and, as of  September 30, 2013, our obligation to Edge360 was $2,000.

7.

Note Payable – Related Party

In June 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.

As of September 30, 2013 and June 30, 2013, we had no obligation to Mr. Turmelle for borrowed funds.  As of September 30, 2013 and June 30, 2013, our obligation to Mr. Turmelle for accrued interest approximated $1,000.

8.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2013	June 30, 2013
Inventory	$2	$5
Insurance	70	83
Bank fees	16	16
Other prepaid expenses	287	291
	$375	$395

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves, consist of the following:

(In thousands)	September 30, 2013	June 30, 2013
Raw materials	$1,594	$1,811
Work in progress	223	279
Finished goods	210	55
Total inventories	$2,027	$2,145

As of September 30, 2013 and June 30, 2013, our reserves for excess and slow-moving inventories were $66,000 and $73,000, respectively.

10.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	September 30, 2013	June 30, 2013
Machinery and equipment	$319	$356
Computers and software	403	378
Furniture and fixtures	38	28
Leasehold improvements	137	30
Equipment under capital lease	208	182
	1,105	974
Less: accumulated depreciation and amortization	614	579
	$491	$395

For the three months ended September 30, 2013 and 2012, depreciation expense was approximately $36,000 and $19,000, respectively.

11.

Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	September 30, 2013	June 30, 2013
Accrued interest	$6,691	$5,103
Accrued compensation and benefits	805	746
Accrued warranty costs	529	517
Accrued legal and accounting	150	163
Accrued taxes	11	9
Other accrued liabilities	304	216
	$8,490	$6,754

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of September 30, 2013 and 2012, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended
	September 30,
(In thousands, except share and per share amounts)	2013	2012
Basic loss per share:
Numerator:
Net loss	$(6,021)	$(12,748)
Denominator:
Weighted average shares	58,193,898	40,980,218
Basic loss per share	$(0.10)	$(0.31)

Diluted loss per share:
Numerator:
Net loss	$(6,021)	$(12,748)

Denominator:
Weighted average shares	58,193,898	40,980,218
Effect of dilutive securities:
Stock options	-	-
Warrants	-	-
Convertible debt	-	-
Convertible preferred stock	-	-
	-	-
Weighted average shares and equivalents	58,193,898	40,980,218
Diluted loss per share	$(0.10)	$(0.31)

Common stock equivalents excluded from the diluted earnings per share calculation for the three months ended September 30, 2013 and 2012, were as follows:

	For the Three Months Ended
	September 30,
	2013	2012
Common stock equivalents excluded:
Stock options	2,151,884	3,486,106
Warrants	572,743	1,404,751
Convertible debt	52,425,874	50,809,174
Convertible preferred stock	16,167	14,266,700
	55,166,668	69,966,731

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.

Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of September 30, 2013 and June 30, 2013 was approximately $17,000 and $19,000, respectively.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 14, 2013, we further amended each of our credit agreements with DMRJ, pursuant to which the maturity of all of our indebtedness to DMRJ was extended from March 31, 2014 to September 30, 2014.

As of September 30, 2013, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

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

As of September 30, 2013, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a third senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $14,363,000, respectively.  Further, as of September 30, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $6,686,000 and is included in current liabilities in the condensed consolidated financial statements.

As of November 5, 2013, our obligations to DMRJ under those four secured promissory notes and our credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $15,058,000 respectively.  Further, as of November 5, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $7,331,000.

14.

Series G Convertible Preferred Stock

In April 2011, in conjunction with the amendment to the December 10, 2008 note and warrant purchase agreement with DMRJ, we issued 164,667 shares of our Series G Convertible Preferred Stock to DMRJ in exchange for 1,646,663 shares of our Series F Convertible Preferred Stock.

The Series G Preferred Stock is convertible into that number of shares of common stock which equals the original issue price of the Series G Preferred Stock ($0.08 per share) divided by the “Series G Conversion Price” (originally $0.08 per share) multiplied by 100. All of the 164,667 shares of Series G Preferred Stock held by DMRJ were convertible into 16,466,700 shares of common stock, or 25% of our common stock, calculated on a fully diluted basis.  We have concluded that the April 2011 amendment to the DMRJ credit facility was a debt modification, not an extinguishment, and have not recognized a gain or loss on this transaction in our statements of operations.  Further, we did not recognize a beneficial conversion feature on the Series G Preferred Stock or reassess an existing beneficial conversion feature as a result of this amendment.

During the three months ended September 30, 2013, DMRJ converted 16,167 shares of Series G Preferred Stock into 1,616,700 shares of our common stock.  As of September 30, 2013, upon that conversion, there were no shares of Series G Preferred Stock outstanding.

15.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2013, there were warrants outstanding to purchase 3,780,352 shares of our common stock at exercise prices ranging from $0.08 to $1.40 expiring at various dates between January 1, 2014 and June 27, 2018.

We issued 17,846  and 398,333 shares of common stock during the three months ended September 30, 2013 and 2012, respectively, as a result of the exercise of options by employees and the exercise of warrants by consultants.

16.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$73,331	$1,095	2024 to 2033
State	$53,883	$760	2014 to 2028

We have recorded a full valuation allowance against our net deferred tax assets of $34,834,000 as of September 30, 2013 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  As of September 30, 2013, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2010 through 2013 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the three months ended September 30, 2013 and 2012, we provided for no taxes in our consolidated condensed statement of operations as we have significant net loss carryforwards.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We lease research and office space in San Diego, California, lease expires on March 31, 2016 and lease 300 square feet of office space in Shanghai, China, under a lease expiring on November 30, 2013. Total rent expense, including assessments for maintenance and real estate taxes for the three months ended September 30, 2013 and 2012, was $221,000 and $87,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of September 30, 2013 and June 30, 2013, the balance due is approximately $27,000 and is included in current liabilities in the condensed consolidated balance sheets.

18.

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

19.

Subsequent Events

On November 14, 2013, we entered into an omnibus eleventh amendment to credit agreement and thirteenth amendment to note and warrant purchase agreement with DMRJ. See Note 13 for further information on these amendments to our credit facilities with DMRJ.

We have evaluated subsequent events after the balance sheet date through the date these financial statements were issued for appropriate accounting and disclosure and concluded that there were no other subsequent events requiring adjustment or disclosure in these financial statements.

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

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report. Important factors that could cause actual results to differ from our predictions include those discussed under this “Management’s Discussion and Analysis” and under “Risk Factors,” as well as those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  We urge readers to review carefully the risk factors described in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and in the other documents that we file with the Securities and Exchange Commission.  You can read these documents at www.sec.gov.

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

Recent Developments

On October 28, 2013, our QS-B220 Benchtop Explosives and Narcotics Detector was accepted into the “Qualified” section of the Air Cargo Screening Technology List published by the United States Transportation Security Administration (the “TSA”). With this acceptance, which is a follow-on to the “Approved” status granted by the TSA in January 2013, the QS-B220 joined the list of products from which regulated parties, such as air carriers, independent cargo screening facilities and shippers, are encouraged to purchase security solutions. In July 2013, the QS-B220 successfully completed Independent Testing and Evaluation with the Transportation Security Laboratory, the TSA’s testing body, and, as of September 2013, is in testing at the TSA’s Systems Integration Facility for qualification on the TSA’s Qualified Product List for checkpoint screening. On September 30, 2013, the Service Technique de l’Aviation Civile in France certified the QS-B220 for use in passenger and air cargo screening at airports throughout France, French territories and several European Union member nations.

Please see our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for a complete description of our business.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our condensed consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2013.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements.  In applying these policies, our management uses  judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2013 vs. September 30, 2012

Revenues

Revenues for the three months ended September 30, 2013 were $1,165,000 as compared with $1,415,000 for the comparable prior year period, a decrease of $250,000, or 17.7%.  The decrease in revenue is due primarily to the decreased shipment of QS-H150 handheld units sold into Northern Africa and China in the three months ended September 30, 2013, resulting in a 81% decrease in the number of QS-H150 handheld units sold, decreased sales of parts and supplies during the three months ended September 30, 2013, as compared to the comparable prior year period, partially offset by an 8.2% increase in average unit sell prices on sales of our QS-H150 handheld units and increased sales of our QS-B220 benchtop units.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2013 were $952,000 as compared with $1,454,000 for the comparable prior year period, a decrease of $502,000 or 34.5%.  The decrease in cost of revenues recorded in the three months ended September 30, 2013 is primarily due to a $372,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012 and decreased unit sales of our QS-H150 security products, partially offset by increased manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period.

Gross Margin

Gross margin for the three months ended September 30, 2013 was $213,000 or  18.3% of revenues as compared with gross loss of $39,000 or (2.8%) of revenues for the comparable prior year period.  The increase in gross margin is primarily the result of the $372,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012, partially offset by increased manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period.

Research and Development Expense

Research and development expense for the three months ended September 30, 2013 was $1,231,000 as compared with $1,337,000 for the comparable prior year period, a decrease of $106,000 or 7.9%.  The decrease in research and development expense is due primarily to a $339,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants, partially offset by a $217,000 increase in payroll and related benefit costs and increased occupancy costs.  We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well as expenses incurred to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 benchtop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 were $3,408,000 as compared with $10,131,000 for the comparable prior year period, a decrease of $6,723,000, or 66.4%. The decrease in selling, general and administrative expenses is due primarily to a $7,189,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants, a $123,000 decrease in legal fees and a $41,000 decrease in bank charges, offset partially by a $299,000 increase in payroll, related benefit costs and travel expense resulting from the addition of sales personnel, a $211,000 increase in occupancy costs, due to the relocation of our corporate offices, a $114,000 increase in selling expenses due to the opening of our Shanghai representative office, increased participation at industry trade shows and an increase in demonstration units provided to our sales force.

 Other Expense

For the three months ended September 30, 2013, other expense was $1,595,000 as compared with other expense of $1,241,000, for the comparable prior year period, an increase of $354,000. The increase is due to increased interest expense on higher borrowings under our credit facility with DMRJ.

Net Loss

Our net loss for the three months ended September 30, 2013 was $6,021,000 as compared with a net loss of $12,748,000 for the comparable prior year period, a decrease of $6,727,000, or 52.8%.  The decrease in the net loss is primarily due to the decrease in stock-based compensation recorded on the September 2012 officer and director option grants in the three months ended September 30, 2013, partially offset by increased operating expenses and increased interest expense.

Liquidity and Capital Resources

As of September 30, 2013 and June 30, 2013, we had cash and cash equivalents of $182,000 and $80,000, respectively. On September 30, 2014, we must repay in full our obligations to DMRJ under four secured promissory notes and a revolving credit facility. As of September 30, 2013, our obligation to DMRJ under these instruments approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $14,363,000, respectively.  Further, as of September 30, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $6,686,000.

As of November 5, 2013, our obligations to DMRJ under the four secured promissory notes and the credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $15,058,000, respectively.  Further, as of November 5, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $7,331,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

During the three months ended September 30, 2013, we had net cash outflows of $1,716,000 from operating activities as compared to net cash outflows from operating activities of $3,063,000 for the comparable prior year period.  The approximately $1,347,000 decrease in net cash outflows used in operating activities during the three months ended September 30, 2013, as compared to the comparable prior year period, was due to the following changes in working capital: (i) a $719,000 decrease in accounts receivable, compared to a $15,000 decrease, due to the collection of  Q4 2013 receivable balances during the quarter ended  September 30, 2013; (ii) a $118,000 decrease in inventories compared to a $334,000 increase due primarily to inventory required for the November 2012 India Ministry of Defence order shipment; (iii) an increase in accrued expenses of $1,734,000, compared to a $937,000 increase in the prior comparable period, due to primarily to increased accruals for unpaid interest on our borrowings with DMRJ; and (iv) a $134,000 increase in deferred revenue, compared to a $35,000 decrease in deferred revenue in the comparable prior year period, due primarily to increased customer advance deposits. These increases were partially offset by a $170,000 decrease in accounts payable, compared to a $301,000 decrease in the comparable prior period, due to the timing of vendor payments in the current fiscal year.

During the three months ended September 30, 2013, we had net cash outflows of $143,000 from investing activities as compared to net cash outflows of $53,000 from investing activities for the comparable prior year period.  The $90,000 increase in net cash used in investing activities during the three months ended September 30, 2013, as compared to the comparable prior year period, was primarily due to a $110,000 increase in purchases of equipment, due to the July 2013 move to our new corporate offices and a $20,000 decrease in cash transferred to restricted funds.

During the three months ended September 30, 2013 we had net cash inflows of $1,961,000 from financing activities as compared to net cash inflows of $3,034,000 from financing activities for the comparable prior year period.  The $1,073,000 decrease in net cash from financing activities during the three months ended September 30, 2013, as compared to the comparable prior year period, was primarily due to a $1,054,000 decrease in additional borrowings under our credit facility with DMRJ, compared to the prior fiscal year, a $9,000 decrease in proceeds received due to the exercise of stock options and a $10,000 increase in principal repayments of capital lease obligations.

Credit Facilities with DMRJ Group LLC

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility.  On September 30, 2014, we must repay in full our obligations to DMRJ under the facility. The facility with DMRJ is described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report. There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ.

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

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ, we will require additional capital in the first quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had two irrevocable standby letters of credit outstanding in the approximate amount of $595,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and, (2) provide warranty performance security equal to 5% of the contract amount.  We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively.

As of September 30, 2013, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of September 30, 2013 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our business, assets or results of operations.

Item 1A.

Risk Factors

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2013.

We will be required to repay our borrowings from DMRJ Group LLC on September 30, 2014.

We will be required to repay all of our borrowings from DMRJ on September 30, 2014.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets. As of November 5, 2013, our obligations to DMRJ under four secured promissory notes and our revolving credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $15,058,000, respectively.  Further, as of November 5, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $7,331,000.

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

Management continually evaluates plans to reduce our operating expenses, increase sales and increase our cash flow from operations.  Despite our current sales, expense and cash flow projections, we will require additional capital in the first quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In September 2013 DMRJ converted 16,167 shares of the Series G Convertible Preferred Stock into 1,616,700  shares of our common stock. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Ref. No.	Description
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(2)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)

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

Dated: November 14, 2013