Form 10-Q
period 2013-12-31
IMPLANT SCIENCES CORP
filed 2014-02-14
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 7, 2014, there were 61,860,726 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013 (audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended December 31, 2013 and 2012 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signatures	33

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	Dec, 31,	June 30,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$271	$80
Restricted cash and investments	312	433
Accounts receivable-trade, net	1,770	1,216
Inventories, net	1,724	2,145
Prepaid expenses and other current assets	315	395
Total current assets	4,392	4,269
Property and equipment, net	639	395
Restricted cash and investments	312	312
Other non-current assets	124	122
Total assets	$5,467	$5,098
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured convertible promissory note	$3,184	$3,184
Senior secured promissory note	1,000	1,000
Second senior secured convertible promissory note	12,000	12,000
Third senior secured convertible promissory note	12,000	12,000
Line of credit	16,499	12,403
Current maturities of obligations under capital lease	42	62
Payable to Med-Tec	15	19
Accrued expenses	10,244	6,754
Accounts payable	2,480	2,026
Deferred revenue	339	109
Total current liabilities	57,803	49,557
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	89	89
Total long-term liabilities	89	89
Total liabilities	57,892	49,646
Commitments and contingencies (Note 17)
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 59,402,952 and 59,392,407 shares issued and outstanding at December 31, 2013 and 57,655,594 and 57,645,049 shares issued and outstanding at June 30, 2013	59	58
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, 0 shares issued and outstanding at December 31, 2013 and 16,167 shares issued and outstanding at June 30, 2013, (liquidation value $0 and $129,000, respectively)	-	27
Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	105,853	103,937
Accumulated deficit	(157,278)	(146,876)
Deferred compensation	(985)	(1,621)
Other comprehensive loss	(1)	-
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(52,425)	(44,548)
Total liabilities and stockholders' deficit	$5,467	$5,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Revenues	$3,150	$6,938	$4,315	$8,353
Cost of revenues	1,980	4,470	2,932	5,924
Gross margin	1,170	2,468	1,383	2,429
Operating expenses:
Research and development	1,191	1,068	2,422	2,405
Selling, general and administrative	2,686	3,793	6,094	13,924
Total operating expenses	3,877	4,861	8,516	16,329
Loss from operations	(2,707)	(2,393)	(7,133)	(13,900)
Other income (expense), net:
Interest income	1	1	1	1
Interest expense	(1,675)	(1,331)	(3,270)	(2,572)
Total other income (expense), net	(1,674)	(1,330)	(3,269)	(2,571)
Net loss	(4,381)	(3,723)	(10,402)	(16,471)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	(1)	-
Other comprehensive loss	-	-	(1)	-
Comprehensive loss	$(4,381)	$(3,723)	$(10,403)	$(16,471)

Net loss per share, basic and diluted	$(0.07)	$(0.08)	$(0.18)	$(0.38)

Weighted average shares used in computing net loss per common share, basic and diluted	59,358,296	45,465,728	58,776,097	43,222,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,402)	$(16,471)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	74	40
Provision for doubtful accounts	2	1
Stock-based compensation expense	1,825	10,793
Loss on disposal of equipment	42	-
Warrants issued to non-employees	494	335
Common stock issued to consultants	142	19
Changes in assets and liabilities:
Accounts receivable	(557)	(334)
Inventories	421	1,724
Prepaid expenses and other current assets	78	351
Accounts payable	461	(206)
Accrued expenses	3,490	1,295
Deferred revenue	230	(732)
Net cash used in operating activities	(3,700)	(3,185)

Cash flows from investing activities:
Purchases of property and equipment	(334)	(51)
Transfer from (to) restricted funds, net	121	(221)
Net cash used in investing activities	(213)	(272)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and warrants	54	26
Principal repayments of capital lease obligations	(46)	(23)
Net borrowings on line of credit	4,096	3,404
Net cash provided by financing activities	4,104	3,407
Net change in cash and cash equivalents	191	(50)
Cash and cash equivalents at beginning of period	80	84
Cash and cash equivalents at end of period	$271	$34

Supplemental Disclosure of Cash Flow Information:
Interest paid	$138	$2,068

Non-cash Financing Activity:
Conversions of senior secured convertible promissory note to common shares	$-	$40
Conversion of convertible preferred stock to common shares	27	-
Conversion of line of credit to second senior convertible promissory note	-	12,000
Exercise of stock options	-	150
Exercise of stock purchase warrants	11	16

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

We are party to several loan and credit agreements with DMRJ Group LLC (“DMRJ”), an accredited institutional investor (see Note 13).  As of December 31, 2013, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a third senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $16,499,000, respectively.  Further, as of December 31, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $8,233,000 and is included in current liabilities in the condensed consolidated financial statements.

As of February 4, 2014, our obligations to DMRJ under those four secured promissory notes and our credit facility approximated $2,987,000, $12,000,000, $12,000,000, $1,000,000 and $16,899,000 respectively.  Further, as of February 4, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $8,886,000.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ.  On February 28, 2013, we amended our credit agreements with DMRJ pursuant to which, amongst other matters, we extended the maturity date of all of our indebtedness from March 31, 2013 to March 31, 2014. On November 14, 2013, we amended our credit agreements with DMRJ to extend  the maturity date of all of our indebtedness from March 31, 2014 to September 30, 2014 (see Note 13).

Despite our current sales, expense and cash flow projections and $4,593,000 in cash available from our line of credit with DMRJ, at February 4, 2014, we will require additional capital in the first quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the six months ended December 31, 2013, we reported a net loss of $10,402,000 and used $3,700,000 in cash for operations.  As of December 31, 2013, the Company had an accumulated deficit of approximately $157,278,000 and a working capital deficit of $53,411,000.  Management continually evaluates its operating expenses and its cash flow from operations.  Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have suffered recurring losses from operations.  Our condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have recorded no revenues from government contracts, due our inability to secure new contracts.  Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the six months ended December 31, 2013 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The balance sheet at June 30, 2013 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 7 of our Form 10-K for the fiscal year ended June 30, 2013.

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

Our financial instruments at December 31, 2013 and June 30, 2013 include cash equivalents, restricted cash and investments, accounts receivable, accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory notes and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value measurements of assets and liabilities as of December 31, 2013:

		Fair Value Measurements as of December 31, 2013
(In thousands)	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured convertible promissory note	3,184	-	-	3,184
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Senior secured promissory note	1,000	-	-	1,000
Line of credit	16,499	-	-	16,499

The following table provides the fair value measurements of assets and liabilities as of June 30, 2013:

		Fair Value Measurements as of June 30, 2013
(In thousands)	Carrying Value at June 30, 2013	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured convertible promissory note	3,184	-	-	3,184
Senior secured promissory note	1,000	-	-	1,000
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Line of credit	12,403	-	-	12,403

4.

Restricted Cash and Investments – Current and Long-Term

As of December 31, 2013 and June 30, 2013, we had restricted cash and investments, with maturities of less than one year, of $312,000 and $433,000, respectively, and restricted investments, with maturities of more than one year, of $312,000 and $312,000, respectively.  Restricted cash and investments consisted of the following:

	December 31,	June 30,
(In thousands)	2013	2013
Current assets
Certificates of deposit	$312	$312
Blocked account deposit	-	121
	$312	$433

Non-current assets
Certificates of deposit	$312	$312
	$312	$312

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to our September 2009 credit agreement with DMRJ, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the revolving line of credit. Until the line of credit and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent. As of December 31, 2013 and June 30, 2013, the balance in the blocked collections account was $0 and $121,000, respectively.

The restricted investments of $624,000 held in certificates of deposit collateralize our performance under irrevocable letters of credit issued in April 2010, aggregating to $595,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $19,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and (2) provide warranty performance security equal to 5% of the contract amount.  We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2012, our Board of Directors adopted an amendment to the 2004  Plan increasing the total number of shares of our common stock issuable thereunder from 4,000,000 shares to 20,000,000 shares and approved the following grants of options under the amended plan:

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our condensed consolidated statements of operations and comprehensive loss for the three months ended December 31, 2013 and 2012 include $460,000 and $1,528,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards.  For the six months ended December 31, 2013 and 2012, our condensed consolidated statements of operations and comprehensive loss include $1,825,000 and $10,793,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards, as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Cost of revenues	$17	$113	$110	$578
Research and development	87	157	246	655
Selling, general and administrative	356	1,258	1,469	9,560
Total	$460	$1,528	$1,825	$10,793

As of December 31, 2013, the total amount of unrecognized stock-based compensation expense was approximately $2,178,000, which will be recognized over a weighted average period of 1.62 years.

As of December 31, 2013, there were options outstanding to purchase 18,747,138 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

6.

Related Party Transactions

Robert Liscouski, a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the six months ended December 31, 2013 and 2012, we paid Secure Strategy Group $0 and $48,000, respectively.  On March 31, 2013, we terminated our relationship with Secure Strategy Group and, as of December 31, 2013, our obligation to Secure Strategy Group was $118,000. In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the three  months ended December 31, 2013 and 2012, we paid Mr. Liscouski $45,000 and $45,000, respectively for services performed under this agreement.  For the six months ended December 31, 2013 and 2012, we paid Mr. Liscouski $90,000 and $90,000, respectively for services performed under this agreement.  As of December 31, 2013, we had no obligation to Mr. Liscouski under this agreement. Mr. Liscouski also serves as a senior partner at Edge360, a security technology and situational awareness solutions provider to the homeland security marketplace that had been retained by us.  During the six months ended December 31, 2013 and 2012, we paid Edge360 $4,000 and $12,000, respectively.  On August 31, 2013, we terminated our relationship with Edge360 and, as of December 31, 2013, we had no obligation to Edge360.

7.

Note Payable – Related Party

In June 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.

As of December 31, 2013 and June 30, 2013, we had no obligation to Mr. Turmelle for borrowed funds.  As of December 31, 2013 and June 30, 2013, our obligation to Mr. Turmelle for accrued interest was $0 and $1,000, respectively.

8.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	December 31, 2013	June 30, 2013
Inventory	$-	$5
Insurance	70	83
Bank fees	26	16
Other prepaid expenses	219	291
	$315	$395

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves, consist of the following:

(In thousands)	December 31, 2013	June 30, 2013
Raw materials	$990	$1,811
Work in progress	238	279
Finished goods	496	55
Total inventories	$1,724	$2,145

As of December 31, 2013 and June 30, 2013, our reserves for excess and slow-moving inventories were $53,000 and $73,000, respectively.

10.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	December 31, 2013	June 30, 2013
Machinery and equipment	$466	$356
Computers and software	419	378
Furniture and fixtures	57	28
Leasehold improvements	139	30
Equipment under capital lease	157	182
	1,238	974
Less: accumulated depreciation and amortization	599	579
	$639	$395

For the three months ended December 31, 2013 and 2012, depreciation expense was approximately $38,000  and $21,000, respectively.  For the six months ended December 31, 2013 and 2012, depreciation expense was approximately $74,000 and $40,000, respectively.

11.

Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	December 31, 2013	June 30, 2013
Accrued interest	$8,233	$5,103
Accrued compensation and benefits	784	746
Accrued warranty costs	574	517
Accrued legal and accounting	112	163
Accrued taxes	29	9
Other accrued liabilities	512	216
	$10,244	$6,754

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of December 31, 2013 and 2012, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(In thousands, except share and per share amounts)	2013	2012	2013	2012
Basis loss per share:
Numerator:
Net loss	$(4,381)	$(3,723)	$(10,402)	$(16,471)
Denominator:
Weighted average shares	59,358,296	45,465,728	58,776,097	43,222,973
BBBasic loss per share	$(0.07)	$(0.08)	$(0.18)	$(0.38)

DDDiluted loss per share:
Numerator:
Net loss	$(4,381)	$(3,723)	$(10,402)	$(16,471)
DDDenominator:
W Weighted average shares	59,358,296	45,465,728	58,776,097	43,222,973
EEEffect of dilutive securities:
Stock options	-	-	-	-
Warrants	-	-	-	-
Convertible debt	-	-	-	-
Co Convertible preferred stock	-	-	-	-
	-	-	-	-
W Weighted average share and equivalents	59,358,296	45,465,728	58,776,097	43,222,973
BBDiluted loss per share	$(0.07)	$(0.08)	$(0.18)	$(0.38)

Common stock equivalents excluded from the diluted earnings per share calculation for the three and six months ended December 31, 2013 and 2012, were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Common stock equivalents excluded
Stock options	1,876,783	2,502,525	2,025,522	2,676,504
Warrants	267,242	1,522,098	364,479	1,593,553
Convertible debt	39,800,000	50,809,174	39,800,000	46,865,666
Convertible preferred stock	-	11,944,722	808,400	13,890,197
	41,944,025	66,778,519	42,998,401	65,025,920

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.

Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc., our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and further to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was amortized over our estimated useful life of 29 months.  The outstanding and past due principal balance as of December 31, 2013 and June 30, 2013 was approximately $15,000 and $19,000, respectively.

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

On November 14, 2013, we further amended each of our credit agreements with DMRJ,  to  extend the maturity of all of our indebtedness to DMRJ was extended from March 31, 2014 to September 30, 2014.

As of December 31, 2013, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

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

As of December 31, 2013, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a third senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $16,499,000, respectively.  Further, as of December 31, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $8,233,000 and is included in current liabilities in the condensed consolidated financial statements.

As of February 4, 2014, our obligations to DMRJ under those four secured promissory notes and our credit facility approximated $2,987,000, $12,000,000, $12,000,000, $1,000,000 and $16,899,000 respectively.  Further, as of February 4, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $8,886,000.

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

During the six months ended December 31, 2013, DMRJ converted 16,167 shares of Series G Preferred Stock into 1,616,700 shares of our common stock.  As of December 31, 2013, there were no shares of Series G Preferred Stock outstanding.

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

As of December 31, 2013, there were warrants outstanding to purchase 3,743,860 shares of our common stock at exercise prices ranging from $0.54 to $1.40 expiring at various dates between April 15, 2014 and June 27, 2018.

We issued 112,812 and 889,766 shares of common stock during the three months ended December 31, 2013 and 2012, respectively, and issued 130,658 and 1,288,099 shares of common stock during the six months ended December 31, 2013 and 2012, respectively, as a result of the exercise of options by employees and the exercise of warrants by consultants.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$73,331	$1,095	2024 to 2033
State	$53,883	$760	2014 to 2028

We have recorded a full valuation allowance against our net deferred tax assets of $34,834,000 as of December 31, 2013 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382 of the Code, but we believe that it is likely that an ownership change has occurred.  If we have experienced an ownership change, utilization of the NOL, AMT and R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  Any such limitation may result in the expiration of a portion of the NOL, AMT or R&D credit carryforwards before utilization.  Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit underASC 740.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance.  Due to the existence of the valuation allowance, it is not expected that any potential limitation will have a material impact on our operating results.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  As of December 31, 2013, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2010 through 2013 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the three and six months ended December 31, 2013 and 2012, we provided for no taxes in our consolidated condensed statement of operations as we have significant net loss carryforwards.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We lease research and office space in San Diego, California, which lease expires on March 31, 2016 and lease 300 square feet of office space in Shanghai, China, under a lease expiring on November 30, 2014. Total rent expense, including assessments for maintenance and real estate taxes for the six months ended December 31, 2013 and 2012, was $448,000 and $198,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of December 31, 2013 and June 30, 2013, the balance due is approximately $27,000 and is included in current liabilities in the condensed consolidated balance sheets.

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

19.

Subsequent Events

We have evaluated subsequent events after the balance sheet date through the date these financial statements were issued for appropriate accounting and disclosure and concluded that there were no subsequent events requiring adjustment or disclosure in these financial statements.

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

Recent Developments

On October 18, 2013, our QS-B220 Benchtop Explosives and Narcotics Detector was accepted into the “Qualified” section of the Air Cargo Screening Technology List published by the United States Transportation Security Administration (the “TSA”). With this acceptance, which is a follow-on to the “Approved” status granted by the TSA in January 2013, the QS-B220 joined the list of products from which regulated parties, such as air carriers, independent cargo screening facilities and shippers, are encouraged to purchase security solutions. In July 2013, the QS-B220 successfully completed Independent Testing and Evaluation with the Transportation Security Laboratory, the TSA’s testing body, and, in January 2014, the QS-B220 passed all requirements of the Qualification Testing and Evaluation portion of the checkpoint and checked baggage qualification tests at the TSA’s Systems Integration Facility. On September 30, 2013, the Service Technique de l’Aviation Civile in France certified the QS-B220 for use in passenger and air cargo screening at airports throughout France, French territories and several European Union member nations.

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

Results of Operations

Three Months Ended December 31, 2013 vs. December 31, 2012

Revenues

	For the Three Months Ended December 31, 2013		For the Three Months Ended December 31, 2012
(In thousands)	Amount	Mix	Amount	Mix	Change %
QS-H150	$1,272	40.4%	$6,118	88.2%	(79.2)%
QS-B220	1,763	56.0%	145	2.1%	1,115.9%
Parts & supplies	115	3.6%	675	9.7%	(83.0)%
Total	$3,150	100.0%	$6,938	100.0%	(54.6)%

Revenues for the three months ended December 31, 2013 were $3,150,000 as compared with $6,938,000 for the comparable prior year period, a decrease of $3,788,000, or 54.6%.  The decrease in revenue is due primarily to an 80.1% decrease in the number of QS-H150 handheld units sold in the three months ended December 31, 2013, primarily due to the shipment of QS-H150 handheld units under our contract with the India Ministry of Defence in the three months ended December 31, 2012, which resulted in a 79.2% decrease in QS-H150 revenues, and, to a lesser extent, decreased sales of parts and supplies in the three months ended December 31, 2013, as compared to the comparable prior year period, partially offset by a 1,115.9% increase in sales of our QS-B220 benchtop units, due to increased shipments to U.S. air cargo screening facilities and increased shipments into Latin America and, a 4.3% increase in average unit sell prices on sales of our QS-H150 handheld units. We began shipping the QS-B220 in the second quarter of fiscal 2013.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2013 were $1,980,000 as compared with $4,470,000 for the comparable prior year period, a decrease of $2,490,000 or 55.7%.  The decrease in cost of revenues recorded in the three months ended December 31, 2013 is primarily due to decreased unit sales of our QS-H150 handheld units and a $96,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012, partially offset by a $137,000 increase in manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period.

Gross Margin

Gross margin for the three months ended December 31, 2013 was $1,170,000 or 37.1% of revenues as compared with $2,468,000 or 35.6% of revenues for the comparable prior year period.  The increase in gross margin as a percent of revenues is primarily the result of higher margins achieved on sales of our QS-B220 benchtop units and a $96,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012, partially offset by increased manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period.

Research and Development Expense

Research and development expense for the three months ended December 31, 2013 was $1,191,000 as compared with $1,068,000 for the comparable prior year period, an increase of $123,000 or 11.5%.  The increase in research and development expense is due primarily to a $90,000 increase in payroll and related benefit costs, a $52,000 increase in occupancy costs, a $32,000 increase in government testing fees and a $27,000 increase in prototype expense, offset partially by a $71,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well as expenses incurred to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 benchtop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2013 were $2,686,000 as compared with $3,793,000 for the comparable prior year period, a decrease of $1,107,000, or 29.2%. The decrease in selling, general and administrative expenses is due primarily to a $902,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants, the imposition of liquidated damages of $298,000 under our contract with the India Ministry of Defence in the prior year period, a $136,000 decrease in bank charges and a $67,000 decrease in variable sales expenses due to lower revenues, offset partially by a $137,000 increase in occupancy costs, due to the relocation of our corporate offices, an $83,000 increase in stock-based compensation on non-employee warrants, a $61,000 increase in selling expenses due to the opening of our Shanghai representative office, increased participation at industry trade shows and an increase in demonstration units provided to our sales force and a $61,000 increase in payroll, related benefit costs and travel expense resulting from the addition of sales personnel.

 Other Expense

For the three months ended December 31, 2013, other expense was $1,674,000 as compared with other expense of $1,330,000, for the comparable prior year period, an increase of $344,000. The increase is due to increased interest expense on higher borrowings under our credit facility with DMRJ.

Net Loss

Our net loss for the three months ended December 31, 2013 was $4,381,000 as compared with a net loss of $3,723,000 for the comparable prior year period, an increase of $658,000, or 17.7%.  The increase in the net loss is primarily due to lower sales, increased operating expenses and increased interest expense, partially offset by the decrease in stock-based compensation recorded on the September 2012 officer and director option grants in the three months ended December 31, 2013.

Six Months Ended December 31, 2013 vs. December 31, 2012

Revenues

	For the Six Months Ended December 31, 2013		For the Six Months Ended December 31, 2012
(In thousands)	Amount	Mix	Amount	Mix	Change %
QS-H150	$1,522	35.3%	$7,314	87.6%	(79.2)%
QS-B220	2,599	60.2%	245	2.9%	960.8%
Parts & supplies	194	4.5%	794	9.5%	(75.6)%
Total	$4,315	100.0%	$8,353	100.0%	(48.3)%

Revenues for the six months ended December 31, 2013 were $4,315,000 as compared with $8,353,000 for the comparable prior year period, a decrease of $4,038,000, or 48.3%.  The decrease in revenue is due primarily to an 80.2% decrease in the number of QS-H150 handheld units sold in the six months ended December 31, 2013, primarily due to the shipment of QS-H150 handheld units under our contract with the India Ministry of Defence in the six months ended December 31, 2012, which resulted in a 79.2% decrease in QS-H150 revenues, and, to a lesser extent, decreased sales of parts and supplies in the six months ended December 31, 2013, as compared to the comparable prior year period, partially offset by a 960.8% increase in sales of our QS-B220 benchtop units, due to increased shipments to U.S. air cargo screening facilities, increased shipments into Latin America and agencies of the U.S. government and, a 5.0% increase in average unit sell prices on sales of our QS-H150 handheld units.

Cost of Revenues

Cost of revenues for the six months ended December 31, 2013 were $2,932,000 as compared with $5,924,000 for the comparable prior year period, a decrease of $2,992,000 or 50.5%.  The decrease in cost of revenues recorded in the six months ended December 31, 2013 is primarily due to decreased unit sales of our QS-H150 handheld units and a $468,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012, partially offset by a $221,000 increase in manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period.

Gross Margin

Gross margin for the six months ended December 31, 2013 was $1,383,000 or 32.1% of revenues as compared with $2,429,000 or 29.1% of revenues for the comparable prior year period.  The increase in gross margin as a percent of revenues is primarily the result of the $468,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012, partially offset by increased manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period.

Research and Development Expense

Research and development expense for the six months ended December 31, 2013 was $2,422,000 as compared with $2,405,000 for the comparable prior year period, an increase of $17,000 or 0.7%.  The increase in research and development expense is due primarily to a $307,000 increase in payroll and related benefit costs, a $97,000 increase in occupancy costs, a $32,000 increase in government testing fees and a $37,000 increase in prototype expense, offset partially by a $409,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants and a $31,000 decrease in contract engineering services. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well as expenses incurred to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 benchtop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2013 were $6,094,000 as compared with $13,924,000 for the comparable prior year period, a decrease of $7,830,000, or 56.2%. The decrease in selling, general and administrative expenses is due primarily to a $8,091,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants, the imposition of liquidated damages of $298,000 under our contract with the India Ministry of Defence in the prior year period, a $177,000 decrease in bank charges, a $118,000 decrease in legal expenses and a $67,000 decrease in variable sales expenses due to lower revenues, offset partially by a $360,000 increase in payroll, related benefit costs and travel expense resulting from the addition of sales personnel, a $336,000 increase in occupancy costs, due to the relocation of our corporate offices, a $159,000 increase in stock-based compensation on non-employee warrants and a $175,000 increase in selling expenses due to the opening of our Shanghai representative office, increased participation at industry trade shows and an increase in demonstration units provided to our sales force.

Other Expense

For the six months ended December 31, 2013, other expense was $3,269,000 as compared with other expense of $2,571,000, for the comparable prior year period, an increase of $698,000. The increase is due to increased interest expense on higher borrowings under our credit facility with DMRJ.

Net Loss

Our net loss for the six months ended December 31, 2013 was $10,402,000 as compared with a net loss of $16,471,000 for the comparable prior year period, a decrease of $6,069,000, or 36.8%.  The decrease in the net loss is primarily due to the decrease in stock-based compensation recorded on the September 2012 officer and director option grants in the six months ended December 31, 2013, partially offset by increased operating expenses and increased interest expense.

Liquidity and Capital Resources

As of December 31, 2013 and June 30, 2013, we had cash and cash equivalents of $271,000 and $80,000, respectively. On September 30, 2014, we must repay in full our obligations to DMRJ under four secured promissory notes and a revolving credit facility. As of December 31, 2013, our obligation to DMRJ under these instruments approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $16,499,000, respectively.  Further, as of December 31, 2013, our obligation to DMRJ for accrued interest under these instruments approximated $8,233,000.

As of February 4, 2014, our obligations to DMRJ under those four secured promissory notes and our credit facility approximated $2,987,000, $12,000,000, $12,000,000, $1,000,000 and $16,899,000 respectively.  Further, as of February 4, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $8,886,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

During the six months ended December 31, 2013, we had net cash outflows of $3,700,000 from operating activities as compared to net cash outflows from operating activities of $3,185,000 for the comparable prior year period.  The $515,000 increase in net cash outflows used in operating activities during the six months ended December 31, 2013, as compared to the comparable prior year period, was due to the following changes in working capital: (i) a $557,000 increase in accounts receivable, compared to a $334,000 increase in the prior period, due to the timing of our product shipments during the quarter ended December 31, 2013; (ii) a $421,000 decrease in inventories compared to a $1,724,000 decrease in the prior period, due primarily to the November 2012 shipment of our order with India Ministry of Defence; (iii) an increase in accrued expenses of $3,490,000, compared to a $1,295,000 increase in the prior period, due to primarily to increased accruals for unpaid interest on our borrowings with DMRJ;  (iv) a $230,000 increase in deferred revenue, compared to a $732,000 decrease in deferred revenue in the prior year period, due primarily to the release of the India Ministry of Defence advance deposit due to the November 2012 shipment; and, (v) a $461,000 increase in accounts payable, compared to a $206,000 decrease in the prior period, due to the timing of vendor payments in the current fiscal year.

During the six months ended December 31, 2013, we had net cash outflows of $213,000 from investing activities as compared to net cash outflows of $272,000 from investing activities for the prior year period.  The $59,000 decrease in net cash used in investing activities during the six months ended December 31, 2013, as compared to the prior year period, was primarily due to the receipt of $121,000 in restricted funds, compared to the transfer to restricted funds of $221,000 in the prior year period, partially offset by a $283,000 increase in purchases of equipment and fixtures, due to the July 2013 move to our new corporate offices and the build out of our manufacturing facility.

During the six months ended December 31, 2013 we had net cash inflows of $4,104,000 from financing activities as compared to net cash inflows of $3,407,000 from financing activities for the comparable prior year period.  The $697,000 increase in net cash from financing activities during the six months ended December 31, 2013, as compared to the comparable prior year period, was primarily due to a $692,000 increase in additional borrowings under our credit facility with DMRJ, compared to the prior fiscal year and a $28,000 increase in proceeds received due to the exercise of stock options, partially offset by a $23,000 increase in principal repayments of capital lease obligations.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we had two irrevocable standby letters of credit outstanding in the approximate amount of $595,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and, (2) provide warranty performance security equal to 5% of the contract amount.  We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively.

As of December 31, 2013, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of December 31, 2013 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will be required to repay all of our borrowings from DMRJ on September 30, 2014.  Our obligations to DMRJ are secured by a security interest in substantially all of our assets. As of February 4, 2014, our obligations to DMRJ under those four secured promissory notes and our credit facility approximated $2,987,000, $12,000,000, $12,000,000, $1,000,000 and $16,899,000 respectively.  Further, as of February 4, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $8,886,000.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Ref. No.	Description
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(2)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(3)	XBRL Instance Document.
101.SCH	(3)	XBRL Taxonomy Extension Schema Document.
101.CAL	(3)	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	(3)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(3)	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	(3)	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed herewith.
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

(3)

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

Dated: February 14, 2014