Form 10-Q
period 2014-03-31
IMPLANT SCIENCES CORP
filed 2014-05-15
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 63,310,726 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)
	March 31,	June 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$276	$80
Restricted cash and investments	312	433
Accounts receivable-trade, net	1,311	1,216
Inventories, net	2,491	2,145
Prepaid expenses and other current assets	389	395
Total current assets	4,779	4,269
Property and equipment, net	629	395
Restricted cash and investments	312	312
Other non-current assets	124	122
Total assets	$5,844	$5,098
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$20,000	$-
Senior secured convertible promissory note	3,184	3,184
Senior secured promissory note - DMRJ	1,000	1,000
Second senior secured convertible promissory note	12,000	12,000
Third senior secured convertible promissory note	12,000	12,000
Line of credit	400	12,403
Current maturities of obligations under capital lease	43	62
Accrued expenses	9,549	6,754
Accounts payable	3,425	2,045
Deferred revenue	450	109
Total current liabilities	62,051	49,557
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	77	89
Total long-term liabilities	77	89
Total liabilities	62,128	49,646
Commitments and contingencies (Note 17)
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 61,871,271 and 61,860,726 shares issued and outstanding at March 31, 2014 and 57,655,594 and 57,645,049 shares issued and outstanding at June 30, 2013	62	58
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, 0 shares issued and outstanding at March 31, 2014 and 16,167 shares issued and outstanding at June 30, 2013, (liquidation value $0 and $129,000, respectively)	-	27
Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	106,626	103,937
Accumulated deficit	(162,217)	(146,876)
Deferred compensation	(685)	(1,621)
Other comprehensive income	3	-
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(56,284)	(44,548)
Total liabilities and stockholders' deficit	$5,844	$5,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

3.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues	$2,708	$1,262	$7,023	$9,615
Cost of revenues	1,902	959	4,834	6,883
Gross margin	806	303	2,189	2,732
Operating expenses:
Research and development	1,179	1,116	3,601	3,521
Selling, general and administrative	2,845	3,191	8,939	17,115
Total operating expenses	4,024	4,307	12,540	20,636
Loss from operations	(3,218)	(4,004)	(10,351)	(17,904)
Other income (expense), net:
Interest income	-	1	1	2
Interest expense	(1,721)	(1,336)	(4,991)	(3,908)
Total other income (expense), net	(1,721)	(1,335)	(4,990)	(3,906)
Net loss	(4,939)	(5,339)	(15,341)	(21,810)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	4	-	3	-
Other comprehensive income	4	-	3	-
Comprehensive loss	$(4,935)	$(5,339)	$(15,338)	$(21,810)

Net loss per share, basic and diluted	$(0.08)	$(0.10)	$(0.26)	$(0.47)

Weighted average shares used in computing net loss per common share, basic and diluted	61,860,726	53,747,496	59,804,307	46,731,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

4.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,341)	$(21,810)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	114	58
Provision for doubtful accounts	2	2
Stock-based compensation expense	2,388	12,325
Loss (gain) on disposal of equipment	41	(20)
Warrants issued to non-employees	740	482
Common stock issued to consultants	212	19
Litigation settlement	-	(295)
Consultant settlement agreement	118	-
Changes in assets and liabilities:
Accounts receivable	(97)	(566)
Inventories	(346)	975
Prepaid expenses and other current assets	4	512
Accounts payable	1,273	211
Accrued expenses	2,993	1,548
Deferred revenue	341	(777)
Net cash used in operating activities	(7,558)	(7,336)
Cash flows from investing activities:
Purchases of property and equipment	(382)	(103)
Proceeds from the sale of equipment	19	20
Transfer from (to) restricted funds, net	121	(21)
Net cash used in investing activities	(242)	(104)
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and warrants	53	26
Proceeds from the issuance of senior secured promissory note	20,000
Principal repayments of capital lease obligations	(57)	(25)
Net (repayments) borrowings on line of credit	(12,003)	7,355
Net cash provided by financing activities	7,993	7,356
Effect of exchange rate changes on cash and cash equivalents	3	-
Net change in cash and cash equivalents	196	(84)
Cash and cash equivalents at beginning of period	80	84
Cash and cash equivalents at end of period	$276	$-

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,522	$2,070

Non-cash Financing Activity:
Conversions of senior secured convertible promissory note to common shares	$-	$40
Conversion of convertible preferred stock to common shares	27	-
Conversion of senior secured convertible promissory note interest to common shares	197	-
Conversion of line of credit to second senior convertible promissory note	-	12,000
Conversion of line of credit to third senior convertible promissory note	-	12,000
Exercise of stock options	-	200
Exercise of stock purchase warrants	11	109
Purchases of property and equipment under capital lease	25	98

The accompanying notes are an integral part of these condensed consolidated financial statements.

5.

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

On March 19, 2014, we entered into a note purchase agreement with a group of accredited institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 15% per annum and mature on March 31, 2015.  We used all of the proceeds from the sale of the notes to repay (i) $17,624,00 of our outstanding indebtedness to DMRJ under the amended and restated revolving promissory note dated September 29, 2011 (ii) $1,809,000 of  interest outstanding under the amended and restated promissory note and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note dated September 5, 2012. We have agreed to certain financial covenants, which have been waived through the March 31, 2015 maturity date (see Note 13).

As of March 31, 2014, our obligations under the senior secured promissory notes for which  BAM is the agent  were $20,000,000.  Further, as of March 31, 2014, our obligation under such notes  for accrued interest amounted to $108,000.

As of May 5, 2014, our obligations under the senior secured promissory notes for which BAM  is the agent were $20,000,000. Further, as of May 5, 2014, our obligation under such notes for accrued interest approximated $400,000.

We are party to several loan and credit agreements with DMRJ Group LLC (“DMRJ”), an accredited institutional investor (see Note 13).  As of March 31, 2014, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a third senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $400,000, respectively.  Further, as of March 31, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $7,264,000 and is included in current liabilities in the condensed consolidated financial statements.

As of May 5, 2014, our obligations to DMRJ under those four secured promissory notes and our credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $1,730,000 respectively.  Further, as of May 5, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $7,573,000.

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ.  On February 28, 2013, we amended our credit agreements with DMRJ pursuant to which, amongst other matters, we extended the maturity date of all of our indebtedness from March 31, 2013 to March 31, 2014. On November 14, 2013, we amended our credit agreements with DMRJ to extend  the maturity date of all of our indebtedness from March 31, 2014 to September 30, 2014 (see Note 13).  On March 19, 2014, we further amended our credit agreements with DMRJ to extend the maturity date of all our indebtedness from September 30, 2014 to March 31, 2015.

Despite our current sales, expense and cash flow projections and $21,253,000 in cash available from our line of credit with DMRJ, at May 5, 2014, we will require additional capital in the first quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

6.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for its products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the nine months ended March 31, 2014, we reported a net loss of $15,341,000 and used $7,558,000 in cash for operations.  As of March 31, 2014, the Company had an accumulated deficit of approximately $162,217,000 and a working capital deficit of $57,272,000.  Management continually evaluates its operating expenses and its cash flow from operations.  Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

These conditions raise substantial doubt as to our ability to continue as a going concern.

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our benchtop explosives and narcotics trade detector product.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations with DMRJ and under the senior secured promissory notes for which BAM is the agent, which mature on March 31, 2015. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources during the next twelve months.  However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

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

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have recorded no revenues from government contracts, due to our inability to secure new contracts.  Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require that we seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ and BAM, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding. The failure to refinance or otherwise negotiate further extensions of our obligations to DMRJ and under the senior secured promissory notes for which BAM is the agent would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

7.

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

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the nine months ended March 31, 2014 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The balance sheet at June 30, 2013 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

8.

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

Our financial instruments at March 31, 2014 and June 30, 2013 include cash equivalents, restricted cash and investments, accounts receivable, accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory notes and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the fair value measurements of assets and liabilities as of March 31, 2014:

		Fair Value Measurements as of March 31, 2014
(In thousands)	Carrying Value at March 31, 2014	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note	3,184	-	-	3,184
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Line of credit	400	-	-	400

The following table provides the fair value measurements of assets and liabilities as of June 30, 2013:

		Fair Value Measurements as of June 30, 2013
(In thousands)	Carrying Value at June 30, 2013	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured convertible promissory note	3,184	-	-	3,184
Senior secured promissory note	1,000	-	-	1,000
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Line of credit	12,403	-	-	12,403

9.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

Restricted Cash and Investments – Current and Long-Term

As of March 31, 2014 and June 30, 2013, we had restricted cash and investments, with maturities of less than one year, of $312,000 and $433,000, respectively, and restricted investments, with maturities of more than one year, of $312,000 and $312,000, respectively.  Restricted cash and investments consisted of the following:

	March 31,	June 30,
(In thousands)	2014	2013
Current assets
Certificates of deposit	$312	$312
Blocked account deposit	-	121
	$312	$433
Non-current assets
Certificates of deposit	$312	$312
	$312	$312

Pursuant to our September 2009 credit agreement with DMRJ, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the revolving line of credit. Until the line of credit and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent. As of March 31, 2014 and June 30, 2013, the balance in the blocked collections account was $0 and $121,000, respectively.

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

10.

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

11.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 6, 2014, our Board of Directors approved the following grant of options:

Named Executives and Directors	Shares Granted
Glenn D. Bolduc	75,000
Dr. William J. McGann	75,000
Roger P. Deschenes	50,000
Dr. Darryl K. Jones	50,000
Michael C. Turmelle	25,000
Howard Safir	25,000
Robert P. Liscouski	25,000
John A. Keating	25,000
Todd A. Silvestri	50,000
Brenda L. Baron	50,000
450,000

The options shall vest and become exercisable in full upon the later of (i) the addition of our QS-B220 product to the Transportation Security Administration Qualified Product List for passenger checkpoint screening and (ii) our receipt of an initial order under an indefinite delivery / indefinite quantity contract with the Transportation Security Administration. ASC718, “Compensation – Stock Compensation,” requires that recognition of compensation expense for an award with a performance condition shall be based on the probable outcome of that performance condition. We have determined that it is probable that both performance conditions will be satisfied within one year from the date of grant and have accrued stock-based compensation in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014.

Our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013 include $563,000 and $1,532,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards.  For the nine months ended March 31, 2014 and 2013, our condensed consolidated statements of operations and comprehensive loss include $2,388,000 and $12,325,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards, as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
In thousands	2014	2013	2014	2013
Cost of revenues	$20	$104	$130	$682
Research and development	86	164	332	819
Selling, general and administrative	457	1,264	1,926	10,824
Total	$563	$1,532	$2,388	$12,325

As of March 31, 2014, the total amount of unrecognized stock-based compensation expense was approximately $2,277,000, which will be recognized over a weighted average period of 1.43 years.

As of March 31, 2014, there were options outstanding to purchase 19,858,805 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

6.

Related Party Transactions

Robert Liscouski, a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the nine months ended March 31, 2014 and 2013, we paid Secure Strategy Group $0 and $54,000, respectively. We terminated our relationship with Secure Strategy Group on March 31, 2013. On March 5, 2014, we executed a settlement agreement and release with Secure Strategy Group and recognized a non-cash benefit of $118,000 in our condensed consolidated statement of operations and comprehensive income and, as of March 31, 2014, our obligation to Secure Strategy Group was $0.   In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the three  months ended March 31, 2014 and 2013, we paid Mr. Liscouski $45,000 and $45,000, respectively for services performed under this agreement.  For the nine months ended March 31, 2014 and 2013, we paid Mr. Liscouski $135,000 and $135,000, respectively for services performed under this agreement.  As of March 31, 2014, we had no obligation to Mr. Liscouski under this agreement. Mr. Liscouski also serves as a senior partner at Edge360, a security technology and situational awareness solutions provider to the homeland security marketplace that had been retained by us.  During the nine months ended March 31, 2014 and 2013, we paid Edge360 $4,000 and $19,000, respectively.  On August 31, 2013, we terminated our relationship with Edge360 and, as of March 31, 2014, we had no obligation to Edge360.

12.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.

Note Payable – Related Party

In June 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.

As of March 31, 2014 and June 30, 2013, we had no obligation to Mr. Turmelle for borrowed funds.  As of March 31, 2014 and June 30, 2013, our obligation to Mr. Turmelle for accrued interest was $0 and $2,000, respectively.

8.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	March 31, 2014	June 30, 2013
Inventory	$-	$5
Insurance	70	83
Bank fees	19	16
Other prepaid expenses	300	291
	$389	$395

9.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves, consist of the following:

(In thousands)	March 31, 2014	June 30, 2013
Raw materials	$1,894	$1,811
Work in progress	417	279
Finished goods	180	55
Total inventories	$2,491	$2,145

As of March 31, 2014 and June 30, 2013, our reserves for excess and slow-moving inventories were $53,000 and $73,000, respectively.

10.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	March 31, 2014	June 30, 2013
Machinery and equipment	$483	$356
Computers and software	404	378
Furniture and fixtures	63	28
Leasehold improvements	143	30
Equipment under capital lease	157	182
	1,250	974
Less: accumulated depreciation and amortization	621	579
	$629	$395

13.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2014 and 2013, depreciation expense was approximately $40,000  and $18,000, respectively.  For the nine months ended March 31, 2014 and 2013, depreciation expense was approximately $114,000 and $58,000, respectively.  During the nine months ended March 31, 2013, we recognized a gain of $20,000 on the disposition of machinery and equipment with a cost of approximately $161,000 and no net book value. During the nine months ended March 31, 2014, we recognized a $41,000 loss on the disposition of machinery and equipment with a cost of approximately $80,000 and a net book value of $60,000.

11.

Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	March 31, 2014	June 30, 2013
Accrued interest	$7,372	$5,103
Accrued compensation and benefits	940	746
Accrued warranty costs	621	517
Accrued legal and accounting	133	163
Accrued taxes	15	9
Other accrued liabilities	468	216
	$9,549	$6,754

12.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of March 31, 2014 and 2013, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2014	2013	2014	2013
Basic and diluted loss per share:
Numerator:
Net loss	$(4,939)	$(5,339)	$(15,341)	$(21,810)
Denominator:
Weighted average shares	61,860,726	53,747,496	59,804,307	46,731,147
Basic and diluted loss per share	$(0.08)	$(0.10)	$(0.26)	$(0.47)

14.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents excluded from the diluted earnings per share calculation for the three and nine months ended March 31, 2014 and 2013, were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Common stock equivalents excluded
Stock options	1,657,313	2,171,153	1,981,912	2,630,184
Warrants	123,331	516,242	296,214	595,081
Convertible debt	39,800,000	54,424,994	39,800,000	49,348,657
Convertible preferred stock	-	5,608,900	542,800	11,160,100
	41,580,644	62,721,289	42,620,926	63,734,022

13.

Long-Term Debt and Credit Arrangements

Term Debt and Revolving Credit Facility with DMRJ Group, LLC

We are a party to several loan and credit agreements with DMRJ an accredited institutional investor. In December 2008, we entered into a note and warrant purchase agreement with DMRJ pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility. The note, which is collateralized by all of our assets, originally bore interest at 11.0% per annum.

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

In September 2011, we amended each of our credit instruments with DMRJ. Pursuant to those amendments: (i) the maturity of our indebtedness to DMRJ was extended from September 30, 2011 to March 31, 2013; (ii) DMRJ waived our compliance with certain financial covenants in the notes and all related credit agreements through maturity; (iii) our line of credit under the September 2009 credit agreement was increased from $15,000,000 to $23,000,000; and (iv) we were required to repay sufficient amounts of our outstanding indebtedness under the notes and related credit agreements and other amounts owing to DMR such that as of December 31, 2011, the outstanding obligations to DMRJ shall not exceed $15,000,000.

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

15.

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

16.

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

•

DMRJ acquired the option to convert the amended and restated senior secured convertible promissory note dated March 12, 2012 (the “March 2012 Note”) into shares of Series J Convertible Preferred Stock in lieu of shares of Common Stock; and

•

the March 2012 Note and the September 2012 Note were amended to permit us to prepay any or all of our indebtedness thereunder on 30 days’ prior notice.

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

As amended, the March 2012 Note is convertible in whole or in part, at DMRJ’s option, into shares of Series J Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series J Preferred Stock, the “Series J Original Issue Price”).

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

17.

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

Each share of Series J Preferred Stock will be convertible, at the option of the holder, into that number of shares of Common Stock as is determined by dividing the Series J Original Issue Price by the Series J Conversion Price (as defined below) in effect at the time of conversion. The “Series J Conversion Price” will initially be equal to $.08, and is subject to adjustment in the event that (a) the Company issues additional shares of Common Stock as a dividend or other distribution on outstanding shares of Common Stock, (b) there is a split or subdivision of outstanding shares of Common Stock, or (c) there is a combination or reverse stock split of outstanding shares of Common Stock into a smaller number of shares of Common Stock. Assuming no adjustments to the Series J Original Issue Price or the Series J Conversion Price, the March 2012 Note will be convertible indirectly, at DMRJ’s option, into shares of Common Stock at an effective conversion price of $.08 per share. Prior to the execution of the amendment, the March 2012 Note was convertible directly into shares of Common Stock at a conversion price of $.08 per share. Accordingly, we do not believe this change to be material.

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

As of March 31, 2014, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

On November 14, 2013, we amended each of our credit agreements with DMRJ to  extend the maturity date of all of our indebtedness to DMRJ from March 31, 2014 to September 30, 2014.

18.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 19, 2014, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments:

•

the maturity of all of our indebtedness to DMRJ was extended from September 30, 2014 to March 31, 2015;

•

DMRJ waived our compliance with certain financial covenants in each of our promissory notes and all related credit agreements through the new maturity date;

•

DMRJ consented to the execution and delivery of the note purchase agreement with BAM and agreed to waive all prepayment limitations and prepayment notice requirements set forth in any of the credit documents to which DMRJ and the company are parties with respect to the repayments and prepayments financed by the sale of the notes.

•

DMRJ agreed to subordinate its first position security interest in all of our assets to BAM.

Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

As of March 31, 2014, our obligation to DMRJ under a senior secured convertible promissory note, as amended, a second senior secured convertible promissory note, a third senior secured convertible promissory note, a senior secured promissory note and under a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $400,000, respectively.  Further, as of March 31, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $7,264,000 and is included in current liabilities in the condensed consolidated financial statements.

As of May 5, 2014, our obligations to DMRJ under those four secured promissory notes and our credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $1,730,000 respectively.  Further, as of May 5, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $7,573,000.

Term Debt with BAM

 On March 19, 2014, we entered into a note purchase agreement with a group of accredited institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 15% per annum and mature on March 31, 2015.  The proceeds from the sale of the notes were used to repay (i) $17,624,00 of our outstanding indebtedness to DMRJ under the amended and restated revolving promissory note dated September 29, 2011 (ii) $1,809,000 of  interest outstanding under the amended and restated promissory note and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note dated September 5, 2012.

The notes purchase agreement contains restrictions and financial covenants including: (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, against the sale, assignment, transfer or lease of our assets, other than in the inventory ordinary course of business ; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that  we maintain a minimum cash balance of at least $500,000; that the weighted average age of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00. BAM waived our compliance with certain financial covenants in our promissory notes through the maturity date, consistent with the financial covenants which have been waived in each of our promissory notes and all related credit agreements with DMRJ.

Further, upon the occurrence of an event of default under certain provisions of our agreements with BAM, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

As of March 31, 2014, our obligations under the senior secured promissory notes for which  BAM is the agent were $20,000,000.  Further, as of March 31, 2014, our obligation under such notes for accrued interest amounted to $108,000 and is included in current liabilities in the condensed consolidated financial statements.

19.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of May 5, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of May 5, 2014, our obligation under such notes for accrued interest approximated $400,000.

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

During the nine months ended March 31, 2014, DMRJ converted 16,167 shares of Series G Preferred Stock into 1,616,700 shares of our common stock.  As of March 31, 2014, there were no shares of Series G Preferred Stock outstanding.

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

As of March 31, 2014, there were warrants outstanding to purchase 3,768,860 shares of our common stock at exercise prices ranging from $0.54 to $1.40 expiring at various dates between April 15, 2014 and June 27, 2018.

We issued 0 and 1,229,204 shares of common stock during the three months ended March 31, 2014 and 2013, respectively, and issued 130,658 and 2,517,303 shares of common stock during the nine months ended March 31, 2014 and 2013, respectively, as a result of the exercise of options by employees and the exercise of warrants by consultants.

20.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2014, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$73,331	$1,095	2024 to 2033
State	$53,883	$760	2014 to 2028

We have recorded a full valuation allowance against our net deferred tax assets of $34,834,000 as of March 31, 2014 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

21.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  As of March 31, 2014, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2010 through 2013 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the three and nine months ended March 31, 2014 and 2013, we provided for no taxes in our condensed consolidated  statement of operations and comprehensive loss as we have significant net loss carryforwards.

17.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We lease research and office space in San Diego, California, which lease expires on March 31, 2016 and lease 300 square feet of office space in Shanghai, China, under a lease expiring on November 30, 2014. Total rent expense, including assessments for maintenance and real estate taxes for the nine months ended March 31, 2014 and 2013, was $697,000 and $308,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of March 31, 2014 and June 30, 2013, the balance due is approximately $27,000 and is included in current liabilities in the condensed consolidated balance sheets.

22.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

23.

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

When we say “we,” “us,” “our,” “Company,” or “Implant Sciences,” we mean Implant Sciences Corporation and its subsidiaries.

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

24.

Recent Developments

On October 18, 2013, our QS-B220 Benchtop Explosives and Narcotics Detector was accepted into the “Qualified” section of the Air Cargo Screening Technology List published by the United States Transportation Security Administration (the “TSA”). With this acceptance, which is a follow-on to the “Approved” status granted by the TSA in January 2013, the QS-B220 joined the list of products from which regulated parties, such as air carriers, independent cargo screening facilities and shippers, are encouraged to purchase security solutions. In July 2013, the QS-B220 successfully completed Independent Testing and Evaluation with the Transportation Security Laboratory, the TSA’s testing body, and, in January 2014, the QS-B220 passed all requirements of the Qualification Testing and Evaluation portion of the checkpoint and checked baggage qualification tests at the TSA’s Systems Integration Facility. On September 30, 2013, the Service Technique de l’Aviation Civile in France certified the QS-B220 for use in passenger and air cargo screening at airports throughout France, French territories and several European Union member nations. The QS-B220 received regulatory approval from the German Federal Ministry of the Interior for aviation security applications at German airports on March 25, 2014 for use at all non-passenger airport checkpoints for screening of deliveries, food service, and other airport service functions.

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

Results of Operations

Three Months Ended March 31, 2014 vs. March 31, 2013

Revenues

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
(In thousands)	Amount	Mix	Amount	Mix	Change %
QS-H150	$1,744	64.4%	$1,152	91.3%	51.4%
QS-B220	733	27.1%	62	4.9%	1,082.3%
Parts & supplies	231	8.5%	48	3.8%	381.3%
Total	$2,708	100.0%	$1,262	100.0%	114.6%

Revenues for the three months ended March 31, 2014 were $2,708,000 as compared with $1,262,000 for the comparable prior year period, an increase of $1,446,000, or 114.6%.  The increase in revenue is due primarily to: a 1,050.0% increase in the number of QS-B220 benchtop units sold in the three months ended March 31, 2014, due to increased shipments to Asia and Europe, for use in infrastructure protection and air cargo screening, which resulted in a 1,082.3% increase in QS-B220 revenues; a 72.5% increase in the number of QS-H150 handheld units sold in the three months ended March 31, 2014, primarily due to the shipment of QS-H150 handheld units in Latin America which resulted in a 51.4% increase in QS-H150 revenues; and, to a lesser extent, increased sales of parts and supplies in the three months ended March 31, 2014, as compared to the comparable prior year period; and a 2.8% increase in average unit sell prices on sales of QS-B220 units.  These increases are partially offset by a 12.3% decrease in average unit sell prices on sales of our QS-H150 handheld units. We began shipping the QS-B220 in the second quarter of fiscal 2013.

25.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2014 were $1,902,000 as compared with $959,000 for the comparable prior year period, an increase of $943,000 or 98.3%.  The increase in cost of revenues recorded in the three months ended March 31, 2014 is primarily due to increased unit sales of our QS-H150 handheld units and QS-B220 benchtop units, a $296,000 increase in manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period, partially offset by an $84,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012.

Gross Margin

Gross margin for the three months ended March 31, 2014 was $806,000 or 29.8% of revenues as compared with $303,000 or 24.0% of revenues for the comparable prior year period.  The increase in gross margin as a percent of revenues is primarily the result of higher margins achieved on sales of our QS-B220 benchtop units and a $84,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012, partially offset by increased manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period.

Research and Development Expense

Research and development expense for the three months ended March 31, 2014 was $1,179,000 as compared with $1,116,000 for the comparable prior year period, an increase of $63,000 or 5.6%.  The increase in research and development expense is due primarily to a $50,000 increase in payroll and related benefit costs, a $25,000 increase in occupancy costs, a $22,000 increase in government testing fees, a $24,000 increase in consulting fees and a $11,000 increase in prototype expense, offset partially by a $78,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection,  and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 benchtop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 were $2,845,000 as compared with $3,191,000 for the comparable prior year period, a decrease of $346,000, or 10.8%. The decrease in selling, general and administrative expenses is due primarily to a $807,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants, a $135,000 decrease in legal fees and a $127,000 decrease in consulting fees, due primarily to the non-cash benefit recognized on the settlement agreement with a consultant, partially offset  by the $295,000 benefit recognized as a result of the litigation settlement with Fulong in the prior year period, a $172,000 increase in variable sales expenses due to higher revenues and increased non-employee sales commissions,  a $147,000 increase in occupancy costs, due to the relocation of our corporate offices, a $106,000 increase in stock-based compensation on non-employee warrants and a $84,000 increase in payroll, related benefit costs and travel expense resulting from the addition of sales personnel.

 Other Expense, net

For the three months ended March 31, 2014, other expense was $1,721,000 as compared with other expense of $1,335,000, for the comparable prior year period, an increase of $386,000. The increase is due to increased interest expense on higher borrowings under our credit facility with DMRJ and our credit facility with BAM.

Net Loss

Our net loss for the three months ended March 31, 2014 was $4,939,000 as compared with a net loss of $5,339,000 for the comparable prior year period, a decrease of $400,000, or 7.5%.  The decrease in the net loss is primarily due to higher sales and gross margin, decreased stock-based compensation recorded on the September 2012 officer and director option grants in the three months ended March 31, 2014, partially offset by increased operating expenses and increased interest expense.

26.

Nine Months Ended March 31, 2014 vs. March 31, 2013

Revenues

	For the Nine Months Ended March 31, 2014		For the Nine Months Ended March 31, 2013
(In thousands)	Amount	Mix	Amount	Mix	Change %
QS-H150	$3,266	46.5%	$8,466	88.0%	(61.4)%
QS-B220	3,332	47.4%	307	3.2%	985.3%
Parts & supplies	425	6.1%	842	8.8%	(49.5)%
Total	$7,023	100.0%	$9,615	100.0%	(27.0)%

Revenues for the nine months ended March 31, 2014 were $7,023,000 as compared with $9,615,000 for the comparable prior year period, a decrease of $2,593,000, or 27.0%.  The decrease in revenue is due primarily to an 60.2% decrease in the number of QS-H150 handheld units sold in the nine months ended March 31, 2014, primarily due to the shipment of QS-H150 handheld units under our contract with the India Ministry of Defence in the nine months ended March 31, 2013, which resulted in a 61.4% decrease in QS-H150 revenues, and, to a lesser extent, decreased sales of parts and supplies in the nine months ended March 31, 2014, as compared to the comparable prior year period and a 3.2% decrease in the average unit sell prices on sales of our QS-H150 handheld units, partially offset by a 1044.4% increase in the number of QS-B220 benchtop units sold in the nine months ended March 31, 2014, due to increased shipments to U.S. air cargo screening facilities, increased shipments into Latin America, Europe and agencies of the U.S. government, which resulted in a 985.3% increase in QS-B220 revenues.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2014 were $4,834,000 as compared with $6,883,000 for the comparable prior year period, a decrease of $2,049,000 or 29.8%.  The decrease in cost of revenues recorded in the nine months ended March 31, 2014 is primarily due to decreased unit sales of our QS-H150 handheld units and a $552,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012, partially offset by a $517,000 increase in manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period.

Gross Margin

Gross margin for the nine months ended March 31, 2014 was $2,189,000 or 31.2% of revenues as compared with $2,732,000 or 28.4% of revenues for the comparable prior year period.  The increase in gross margin as a percent of revenues is primarily the result of the $552,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012, partially offset by increased manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period.

Research and Development Expense

Research and development expense for the nine months ended March 31, 2014 was $3,601,000 as compared with $3,521,000 for the comparable prior year period, an increase of $80,000 or 2.3%.  The increase in research and development expense is due primarily to a $357,000 increase in payroll and related benefit costs, a $122,000 increase in occupancy costs, a $54,000 increase in government testing fees and a $48,000 increase in prototype expense, offset partially by a $487,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants and a $7,000 decrease in contract engineering services. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well as expenses incurred to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 benchtop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

27.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2014 were $8,939,000 as compared with $17,115,000 for the comparable prior year period, a decrease of $8,176,000, or 47.8%. The decrease in selling, general and administrative expenses is due primarily to a $8,898,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants, the imposition of liquidated damages of $298,000 under our contract with the India Ministry of Defence in the prior year period, a $173,000 decrease in bank charges, a $253,000 decrease in legal expenses, offset partially by a $444,000 increase in payroll, related benefit costs and travel expense resulting from the addition of sales personnel, a $484,000 increase in occupancy costs, due to the relocation of our corporate offices,  the $295,000 benefit recognized as a result of the litigation settlement with Fulong in the prior year period, a $264,000 increase in stock-based compensation on non-employee warrants, a $105,000 increase in variable selling expenses due to increased non-employee sales commissions and a $177,000 increase in selling expenses due to the opening of our Shanghai representative office, increased participation at industry trade shows and an increase in demonstration units provided to our sales force.

Other Expense, net

For the nine months ended March 31, 2014, other expense was $4,990,000 as compared with other expense of $3,906,000, for the comparable prior year period, an increase of $1,084,000. The increase is due to increased interest expense on higher borrowings under our credit facility with DMRJ and BAM.

Net Loss

Our net loss for the nine months ended March 31, 2014 was $15,341,000 as compared with a net loss of $21,810,000 for the comparable prior year period, a decrease of $6,469,000, or 29.7%.  The decrease in the net loss is primarily due to the decrease in stock-based compensation recorded on the September 2012 officer and director option grants in the nine months ended March 31, 2014, partially offset by increased operating expenses and increased interest expense.

Liquidity and Capital Resources

As of March 31, 2014 and June 30, 2013, we had cash and cash equivalents of $276,000 and $80,000, respectively. On March 31, 2015, we must repay in full our obligations to DMRJ under four secured promissory notes and a revolving credit facility. As of March 31, 2014, our obligation to DMRJ under these instruments approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $400,000, respectively.  Further, as of March 31, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $7,264,000.

As of May 5, 2014, our obligations to DMRJ under those four secured promissory notes and our credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $1,730,000 respectively.  Further, as of May 5, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $7,573,000.

On March 31, 2015, we must repay in full our obligations under the senior secured promissory notes for which  BAM is the agent . Our obligations to BAM are secured by a security interest in substantially all of our assets. As of March 31, 2014, our obligations  under the senior secured promissory notes for which BAM is the agent were $20,000,000.  Further, as of March 31, 2014, our obligation under such notes for accrued interest amounted to $108,000.

As of May 5, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of May 5, 2014, our obligation under such notes for accrued interest approximated $400,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

28.

During the nine months ended March 31, 2014, we had net cash outflows of $7,558,000 from operating activities as compared to net cash outflows from operating activities of $7,336,000 for the comparable prior year period.  The $222,000 increase in net cash outflows used in operating activities during the nine months ended March 31, 2014, as compared to the comparable prior year period, was due to the following changes in working capital: (i) a $97,000 increase in accounts receivable, compared to a $556,000 increase in the prior period, due to the timing of our product shipments during the quarter ended March 31, 2014; (ii) a $346,000 increase in inventories compared to a $975,000 decrease in the prior period, due primarily to the November 2012 shipment of our order with India Ministry of Defence; (iii) an increase in accrued expenses of $2,993,000, compared to a $1,548,000 increase in the prior period, due to primarily to increased accruals for unpaid interest on our borrowings with DMRJ and BAM;  (iv) a $341,000 increase in deferred revenue, compared to a $777,000 decrease in deferred revenue in the prior year period, due primarily to the release of the India Ministry of Defence advance deposit due to the November 2012 shipment; and, (v) a $1,273,000 increase in accounts payable, compared to a $211,000 increase in the prior period, due to the timing of vendor payments in the current fiscal year, increased operating expenses and increased inventories.

During the nine months ended March 31, 2014, we had net cash outflows of $242,000 from investing activities as compared to net cash outflows of $104,000 from investing activities for the prior year period.  The $144,000 increase in net cash used in investing activities during the nine months ended March 31, 2014, as compared to the prior year period, was primarily due to the receipt of $121,000 in restricted funds, compared to the transfer to restricted funds of $21,000 in the prior year period, offset by a $279,000 increase in purchases of equipment and fixtures, due to the July 2013 move to our new corporate offices and the build out of our manufacturing facility.

During the nine months ended March 31, 2014 we had net cash inflows of $7,993,000 from financing activities as compared to net cash inflows of $7,356,000 from financing activities for the comparable prior year period.  The $637,000 increase in net cash from financing activities during the nine months ended March 31, 2014, as compared to the comparable prior year period, was primarily due to the receipt of $20,000,000 under the note purchase agreement with BAM, a $12,003,000 decrease in borrowings under our credit facility with DMRJ, compared to  an increase in borrowings of $7,355,000 in the prior fiscal year, due to the repayment of the DMRJ line of credit from the BAM loan proceeds and a $27,000 increase in proceeds received due to the exercise of stock options, partially offset by a $32,000 increase in principal repayments of capital lease obligations.

Credit Facilities with DMRJ Group LLC and BAM

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility.  On March 31, 2015, we must repay in full our obligations to DMRJ under the facility. The facility with DMRJ is described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report. There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ.

On March 19, 2014, we entered into note purchase agreements with a group of accredited institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. On March 31, 2015, we must repay in full our obligations to BAM under the note purchase agreement. The note purchase agreement with BAM is described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report. There can be no assurance that we will be successful in refinancing or extending our obligations to BAM.

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

29.

Any failure to comply with our debt covenants, to achieve our projections and/or obtain sufficient capital on acceptable terms would have a material adverse impact on our liquidity, financial condition and operations and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.  Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ and BAM, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months. Because there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations with DMRJ and BAM, management will continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions.  Future expenditures for research and product development are discretionary and can be adjusted as can certain selling, general and administrative expenses, based on the availability of cash.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had two irrevocable standby letters of credit outstanding in the approximate amount of $595,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and, (2) provide warranty performance security equal to 5% of the contract amount.  We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively.

As of March 31, 2014, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

30.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of March 31, 2014 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

31.

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

We will be required to repay our borrowings from DMRJ Group LLC and BAM on March 31, 2015.

We will be required to repay all of our borrowings from DMRJ and BAM on March 31, 2015.  Our obligations to DMRJ are secured by a second position security interest in substantially all of our assets. As of May 5, 2014, our obligations to DMRJ under those four secured promissory notes and our credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $1,730,000 respectively.  Further, as of May 5, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $7,573,000.

Our obligations to BAM are secured by a first position security interest in substantially all of our assets. As of May 5, 2014, our obligations to BAM under the secured promissory notes were $20,000,000. Further, as of May 5, 2014, our obligation under such notes for accrued interest approximated $400,000.

If we are unable to repay these amounts as required, refinance our obligations to DMRJ or under the senior secured promissory notes for which BAM is the agent, or negotiate extensions of these obligations, DMRJ or BAM may seize our assets and we may be forced to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In January 2014, DMRJ converted $197,000 of the accrued interest owed by us under a promissory note into 2,468,319 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

In March 2014, we issued a warrant to purchase an aggregate of 25,000 shares of our common stock, at an exercise price of $0.79 per share, to a consultant, in consideration of services rendered to us under a consulting agreement. The issuance of this warrant was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information

None.

32.

Item 6.

Exhibits

Exhibit No.	Ref. No.	Description
10.1	(1)	Note Purchase Agreement dated as of March 19, 2014, between Implant Sciences Corporation, certain Investors and the Agent.
10.2	(1)	Form of Senior Secured Promissory Note issued pursuant to the Note Purchase Agreement.
10.3	(1)	Letter dated as of March 19, 2014, from the Agent to Implant Sciences Corporation waiving certain financial covenants through March 31, 2015.
10.4	(1)	Security Agreement dated as of March 19, 2014, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and the Agent.
10.5	(1)

Guaranty dated as of March 19, 2014, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of the Agent and the Investors.

10.6	(1)	Omnibus Twelfth Amendment to Credit Agreement and Fourteenth Amendment to Note and Warrant Purchase Agreement dated as of March 19, 2014 between Implant Sciences Corporation and DMRJ Group LLC.
10.7	(1)

Intercreditor Agreement dated as of March 19, 2014, by and between the Agent and DMRJ Group, LLC, and acknowledged and agreed by Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp.

31.1	(2)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(4)	XBRL Instance Document.
101.SCH	(4)	XBRL Taxonomy Extension Schema Document.
101.CAL	(4)	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	(4)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	(4)	XBRL Taxonomy Extension Definition Linkbase Document.

33.

(1)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 19, 2014 and filed March 26, 2014, and incorporated herein by reference.
(2)	Filed herewith.
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

34.

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

Dated: May 15, 2014

35.