Form 10-K
period 2014-06-30
IMPLANT SCIENCES CORP
filed 2014-09-29
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

Registrant’s telephone number (978) 752-1700

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

❑  Accelerated Filer

❑  Non-accelerated Filer (do not check if a smaller reporting company)

☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes ❑  No ☒

As of September 23, 2014, 66,507,625 shares of the registrant’s Common Stock were outstanding. As of December 31, 2013, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $51,276,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

IMPLANT SCIENCES CORPORATION

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2014

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

Overview and Recent Developments

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

We have developed proprietary technologies used in explosives and narcotics trace detection (“ETD” and “NTD”, respectively) applications and market and sell handheld ETD and desktop ETD and NTD systems that use our proprietary technologies.  Our products are marketed and sold to a growing number of locations domestically and internationally.  These systems are used by private companies and government agencies to screen baggage, cargo, other objects and people for the detection of trace amounts of explosives and narcotics.

On September 30, 2013, the Service Technique de l’Aviation Civile in France certified our QS-B220 Desktop Explosives and Narcotics Detector for use in passenger and air cargo screening at airports throughout France, French territories and several European Union member nations. The QS-B220 received regulatory approval from the German Federal Ministry of the Interior for aviation security applications at German airports on March 25, 2014 for use at all non-passenger airport checkpoints for screening of deliveries, food service, and other airport service functions.

On October 18, 2013, the QS-B220 was accepted into the “Qualified” section of the Air Cargo Screening Technology List published by the United States Transportation Security Administration (the “TSA”). With this acceptance, which follows the “Approved” status granted by the TSA in January 2013, the QS-B220 joined the list of products from which regulated parties, such as air carriers, independent cargo screening facilities and shippers, are encouraged to purchase security solutions.

On August 28, 2014, the QS-B220 successfully completed and passed testing requirements for the TSA’s qualification test for aviation checkpoint and checked baggage and has been placed on the TSA’s Qualified Product List (“QPL”). The QS-B220 is the first ETD with a non-radioactive source to be approved by the TSA for use in U.S. airports for passenger and baggage screening. We are now able to participate in TSA tenders for ETD procurements for aviation checkpoint and checked baggage screening.

On May 13, 2014, we achieved registration status to ISO 9001:2008 and ISO 14001:2004 quality standards.  ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance and ISO 14001 is an Environmental Management System. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 150 countries, including European Union members, the United States and Japan, recognize ISO standards.

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

At present, we have developed portable systems, which have been marketed and sold both domestically and internationally since 2004, and a desktop system which we began shipping commercially in the third quarter of fiscal 2012.  In order to reduce manufacturing costs and be responsive to large quantity orders, we use a contract manufacturer to manufacture our handheld ETD systems. We are presently manufacturing our desktop systems at our facility in Wilmington, Massachusetts. As we continue to sell and deliver our security products, we work both independently and in conjunction with various government agencies to develop the next generation of trace explosives detectors and to identify new applications for our proprietary technology.

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

Technology

Since 1999, we have performed research and development in the area of explosives trace detection (“ETD”).  We have developed several proprietary technologies in key areas of ETD which we believe improve the harvesting, collection and detection of trace particles and vapors of explosives substances.   More recently, we have adapted this technology for the detection of narcotics (“NTD”).  Our intellectual property portfolio contains 23 security-related patents and patents pending:  fifteen issued and active United States patents, six United States patents pending, and two licensed patents. We believe that our portfolio of patents and patents pending provides extensive protection in sample harvesting, sample detection and collection.  A key to our past and future success is our ability to innovate and offer differentiation in these areas.

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

Intellectual Property

It is our policy to protect our proprietary position by, among other methods, filing United States patent applications.  Our intellectual portfolio contains 23 security-related patents and patents pending:  fifteen patents have been issued and are active, six patents are pending and we license two patents.  The fifteen issued patents expire in the years 2022 through 2033.

We believe our patent portfolio provides extensive protection.  We also rely on unpatented proprietary technology, trade secrets and know-how.

Manufacturing

We manufacture our handheld security products primarily through a sole source contract manufacturer located locally in Worcester, Massachusetts.  We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts, which is responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management. We believe our strategy to outsource manufacturing of our handheld products reduces manufacturing costs, improves scheduling flexibility, and allows us to focus our internal resources and management on product development, marketing, sales and distribution.  Our desktop explosives and narcotics detection systems are manufactured at our facility in Wilmington, Massachusetts. We anticipate that, in the future, we will manufacture more of our products ourselves. Although we have various “sole-source” suppliers who supply key components for our products, we are not dependent on sole-source suppliers for any of the raw materials used in our products and do not anticipate material interruptions in the supplies of these raw materials.

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

Quantum SnifferTM QS-B220 Desktop Explosives and Narcotics Detector

Our new QS-B220 Desktop Explosives and Narcotics Detector uses dual IMS with non-radioactive ionization for the detection and identification of a wide range of military, commercial, and improvised explosives as well as narcotics. The QS-B220 uses a sample trap which is wiped on the surface to be interrogated for explosives or narcotics particles.

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

On October 18, 2013, the QS-B220 was accepted into the “Qualified” section of the Air Cargo Screening Technology List published by the United States Transportation Security Administration (the “TSA”). With this acceptance, which follows the “Approved” status granted by the TSA in January 2013, the QS-B220 joined the list of products from which regulated parties, such as air carriers, independent cargo screening facilities and shippers, are encouraged to purchase security solutions. In July 2013, the QS-B220 successfully completed Independent Testing and Evaluation with the Transportation Security Laboratory, the TSA’s testing body, and, in January 2014, the QS-B220 passed all requirements of the Qualification Testing and Evaluation portion of the checkpoint and checked baggage qualification tests at the TSA’s Systems Integration Facility.

On August 28, 2014, the QS-B220 successfully completed and passed testing requirements for the TSA’s qualification test for aviation checkpoint and checked baggage and has been placed on the TSA’s Qualified Product List (“QPL”). The QS-B220 is the first ETD with a non-radioactive source to be approved by the TSA for use in U.S. airports for passenger and baggage screening. We are now able to participate in TSA tenders for ETD purchased for aviation checkpoint and checked baggage procurements.

Products Under Development

Quantum Sniffer TM QS-H150E Portable Explosives and Narcotics Detector

We are developing a next-generation handheld detector that will use dual IMS non-radioactive ionization for the detection and identification of a wide range of military, commercial and improvised explosives, as well as narcotics. The QS-H150E will have automatic and continuous self-calibration, multi-level password-protected data security and will include a data management interface with data export to a network for recordkeeping, providing a link with the central command centers and logistics systems used by major carriers. We expect to begin shipment of the QS-H150E in the fourth quarter of fiscal 2015.

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

Hyphenated Detectors

Depending on the application and the number of “interfering” background chemicals, it may be necessary to incorporate additional “orthogonal” detection methods into our product line.  The combination of multiple sensors in series in which all sensors must agree that a threat is present before a valid alarm is declared is commonly known as a “hyphenated” system.  By measuring different properties of the same sample, interferents are separated from the target for detection and identification with minimum rates of false alarms.

We are currently developing hyphenated systems employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.  We have one patent issued in real-time trace detection by IMS and QMS and two hyphenated system patents pending. These methods focus on real-time detection, identification and analysis of trace amounts of narcotics, explosives and chemical agents.

We believe detection systems incorporating hyphenated detection methods could accelerate the expansion of our product line to more effectively address the needs of the security, safety and defense sector, as well as accelerate our entry into the narcotics, chemical warfare, biological warfare and toxic industrial chemical detection marketplaces.  Combining new technologies with our other innovative products could enhance our competitive position while improving sales volumes and product margins in the future. We expect hyphenated systems to appear in our future product offerings. We have one patent issued and two patents pending in the area of hyphenated detectors.

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

On October 18, 2013, our QS-B220 Desktop Explosives and Narcotics Detector was accepted into the “Qualified” section of the Air Cargo Screening Technology List published by the United States Transportation Security Administration (the “TSA”). With this acceptance, which follows the “Approved” status granted by the TSA in January 2013, the QS-B220 joined the list of products from which regulated parties, such as air carriers, independent cargo screening facilities and shippers, are encouraged to purchase security solutions. We believe the TSA’s designation of the QS-B220 as “qualified” equipment on the Air Cargo Screening Technology List has allowed us to begin to address the U.S. market, both in domestic airports but also among freight-forwarders and originators of air cargo that are required to purchase “qualified” detection equipment.

On August 28, 2014, our QS-B220 desktop explosives trace detector successfully completed and passed testing requirements for the TSA’s qualification test for aviation checkpoint and checked baggage and has been placed on the TSA’s Qualified Product List (“QPL”). We are now able to participate in TSA tenders for ETD purchased for aviation checkpoint and checked baggage procurements.

In addition, we believe that many state and local government agencies, unregulated businesses and foreign governments, which are not regulated by the TSA, also prefer to purchase “qualified” detection equipment. We believe, therefore, that achieving “qualified” designation may also accelerate our penetration of these markets.

Further, to assist with our effort to penetrate the U.S. market, we rely on a strategic advisor, Mo McGowan, who brings extensive experience in the security and defense industries. Mo McGowan, whom we originally retained in 2012, is recognized as one of the founders of the TSA, where he spent seven years, most recently in the role of Assistant Administrator for the Office of Security Operations, where he managed security operations. Mr. McGowan is providing his national security expertise to advance our explosives and narcotics trace detectors in the United States market, focusing on three principal segments: the military, homeland defense and security, and federal government security screening. We believe Mr. McGowan’s expertise is instrumental in support of our TSA regulatory and procurement process.

Capitalize on Expanded Sales and Marketing Capabilities to Drive and Support Sales Growth in our International Markets.

Since 2011 we have expanded our sales and marketing staff as well as our global network of independent distributors. At June 30, 2014, we employed eight sales professionals, one of whom is focused solely on U.S. government opportunities, and three marketing professionals; and we were represented by 94 distributors. During fiscal 2013, we opened a marketing representative office in Shanghai, China, American Implant Sciences Shanghai Representative Office, staffed by our area vice president and a local marketing professional, and hired a director of sales for Russia and the Commonwealth of Independent States.  Our sales staff and distribution network has been instrumental in helping us to penetrate key vertical markets around the world, such as force protection and law enforcement, transportation security, aviation security, and critical infrastructure and “VIP” protection. To further support our sales growth, during fiscal 2014, we expanded our service and training capabilities. We intend to continue to increase our sales and marketing staff, to expand our distribution network and continue to expand our service and training capabilities. At the same time, we believe that our existing distributors, many of whom are new relationships, will increase their own sales of our products into these and other vertical markets.

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

Although we will focus our sales efforts on our handheld and desktop systems for the foreseeable future, we will continue to explore the development of other solutions with the goal of introducing these or other trace detection products in the future.

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

Marketing and Sales

We market and sell our products through direct sales and marketing staff located in the United States and in China, in addition to a global network of independent and specialized sales representatives and distributors.  Presently, our marketing and sales staff includes eight sales professionals, one of whom is focused solely on U.S. government opportunities, and three marketing professionals. During fiscal 2014, we expanded upon our global network of independent distributors and as of June 30, 2014 were represented by 94 distributors.

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

Research and Development

Our technical staff consists of 26 scientists and engineers, three of whom hold Ph.D. degrees, and three of whom hold Masters degrees.  All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories.  Our research and development efforts are generally self-funded, but may also be funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government.  Under the Small Business Innovative Research program, we retain the right to patent any technology developed pursuant to the program, subject to the retention by the U.S. government of a royalty-free license to use the technology.  We have obtained over $20 million in U.S. government grants and research contracts over the past 20 years. However, we did not have any U.S. government grants or research contracts in fiscal 2013 or fiscal 2014.

We spent approximately $4,787,000 and $4,754,000 on internally funded research and development in the fiscal years ended June 30, 2014 and 2013, respectively.

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

Employees

As of June 30, 2014, we had 67 full-time employees at our Massachusetts facility, five full-time employees in California and two full-time employees in Shanghai, China.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Geographic Areas

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2014 and 2013, international sales represented approximately 76% and 88%, respectively, of our revenue.  During the fiscal year ended June 30, 2014, a customer from Japan and a Taiwanese customer represented 18% and 11%, respectively, of our revenue. For the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10% of our revenue, respectively.

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

Management continually evaluates operating expenses and plans to increase sales and increase cash flow from operations.  Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC (“DMRJ”), we will require additional capital in the third quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

We will be required to repay our secured borrowings on March 31, 2015.

We will be required to repay all of our borrowings from DMRJ and from a group of institutional investors for which BAM Administrative Services LLC (“BAM”) acts as administrative agent, on March 31, 2015.  Our obligations to BAM are secured by a security interest in substantially all of our assets. DMRJ agreed to subordinate its security interest in all of our assets to the security interest held by BAM (See Note 13).

As of June 30, 2014, our obligations to DMRJ under four senior secured promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $2,995,000, respectively.  Further, as of June 30, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $8,283,000 and is included in current liabilities in the consolidated financial statements. As of June 30, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000.  Further, as of June 30, 2014, our obligation under such notes for accrued interest amounted to approximately $867,000.

As of September 23, 2014, our obligations to DMRJ under the promissory notes and the credit facility approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $5,253,000, respectively.  Further, as of September 23, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,235,000.  As of September 23, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 23, 2014, our obligation under such notes for accrued interest approximated $717,000.

If we are unable to repay these amounts as required, refinance our obligations to DMRJ and/or the other institutional investors, or negotiate extensions of these obligations, DMRJ and/or BAM may seize our assets and we may be forced to file for protection under bankruptcy laws and to curtail or discontinue operations entirely.

Independent auditor report includes cautionary language on our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended June 30, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern.  This explanatory paragraph indicates there is substantial doubt on the part of our independent registered public accounting firm as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at June 30, 2014, to cover our operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

During the fiscal years ended June 30, 2014 and 2013, we had revenues of approximately $8,552,000 and $12,017,000, respectively.  During the fiscal years ended June 30, 2014 and 2013, we had net losses of approximately $21,010,000 and $27,354,000, respectively. There is a risk that we will never be profitable.  We plan to further increase our expenditures to complete the development and commercialization of our new products, and to broaden our sales and marketing capabilities.  As a result, we believe we will likely incur losses through fiscal 2015.  Our accumulated deficit as of June 30, 2014 and 2013 was approximately $167,886,000 and $146,876,000, respectively.  Our ability to generate sufficient revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2014 and 2013, international sales represented approximately 76% and 88%, respectively, of our revenue.  During the fiscal year ended June 30, 2014, a customer from Japan and a Taiwanese customer represented 18% and 11%, respectively, of our revenue. For the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10% of our revenue, respectively.

Although we anticipate increased U.S. market penetration as a result of TSA qualification, we also expect that revenues from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be impacted by a variety of factors, including:

•

changes in foreign currency exchange rates;

•

changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;

•

potentially longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•

trade protection measures and import or export licensing requirements;

•

U.S. government sanctions which prohibit the issuance of export licenses and the export of our products;

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

There can be no assurance that our explosives detection systems will generally achieve wide acceptance by government agencies, commercial consumers of security products, and market acceptance.  The degree of market acceptance for our explosives detection products and services will also depend upon a number of factors, including the receipt and timing of regulatory approvals and the establishment and demonstration of the ability of our proposed device to detect trace explosives residues on personnel, baggage and other cargo.  Our failure to develop a commercial product to compete successfully with respect to throughput, the ability to scan personnel, baggage and other cargo, and portability could delay, limit or prevent market acceptance.  Moreover, the market for explosives detection systems, especially trace detection, is largely undeveloped, and we believe that the overall demand for explosives detection systems technology will depend significantly upon public perception of the risk of terrorist attacks.  There can be no assurance that the public will perceive the threat of terrorist attacks to be substantial or that governmental agencies and private-industry will actively pursue explosives detection systems technology.  Long-term market acceptance of our products and services will depend, in part, on the capabilities, operating features and price of our products and technologies as compared to those of other available products and services.  As a result, there can be no assurance that currently available products, or products under development for commercialization, will be able to achieve market penetration, revenue growth or profitability.

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

We rely on a single contract manufacturer to provide manufacturing services for our handheld QS-H150 explosives detection products.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2014, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

We may not be able to protect our intellectual property rights.

Our ability to compete is affected by our ability to protect our intellectual property rights.  We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights.  Despite these efforts, we cannot be certain that the steps we take to protect our intellectual property will be adequate to prevent misappropriation of our technology or protect that proprietary information.  We cannot assure you that any pending or future patent applications will be approved, or that any issued patents will not be challenged by third parties.  The validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.  Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.  Although 76% of our revenue in fiscal 2014 was derived from international sales, we do not have any patents or patents pending outside of the United States. Moreover, the enforcement of laws protecting intellectual property in some of the countries in which we sell our products may be inadequate to protect our technology and proprietary information.

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

Although we have fifteen United States patents issued and six United States patent applications pending for our explosives detection technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties.  No assurance can be given that any pending or future patent applications will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

We incur substantial legal, financial, accounting and other costs and expenses to operate as a public reporting company. We believe that these costs are a disproportionately larger percentage of our revenues than they are for many larger companies. In addition, the rules and regulations of the Securities and Exchange Commission impose significant requirements on public companies, including ongoing disclosure obligations and mandatory corporate governance practices. Our limited senior management and other personnel need to devote a substantial amount of time to ensure ongoing compliance with these requirements. Our common stock is currently quoted on the OTC Bulletin Board and on OTC Markets Group’s OTCQB tier. Neither the OTC Bulletin Board nor OTC Markets Group’s OTCQB tier impose any specific quotation requirements other than that issuers must be current in their reporting to the Securities and Exchange Commission and, in the case of the OTCQB, a minimum bid price of $0.01 per share. If we are successful in listing our stock for trading on a national securities exchange or having our stock quoted on the Nasdaq Stock Market, we will be subject to additional disclosure and governance obligations. There can be no assurance that we will continue to meet all of the public company requirements to which we are subject on a timely basis, or at all, or that our compliance costs will not continue to be material.

We have significant net operating loss carry forwards which may be impaired if we have a significant change in the stockholder base.

As of June 30, 2014, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $90,501,000 expiring between 2022 and 2034, and $61,377,000, expiring between 2015 and 2029, respectively. In the event that an “ownership change” occurs for purposes of Section 382 of the Internal Revenue Code, our ability to use these losses to offset future taxable income could be significantly limited. Any such limitation may result in the expiration of a portion of the carry forwards before we can use them. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of our common stock during any cumulative three-year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of our common stock. Such a change in ownership may be triggered by regular trading activity in our common stock, which is generally beyond our control. We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382, but we believe that it is likely that an ownership change has occurred. If we are able to refinance our secured indebtedness or otherwise raise capital by issuing common stock or other securities that are convertible into common stock, a further “ownership change” may become more likely.

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

Our common stock was delisted by the NYSE Amex LLC in June 2009.  Our common stock has been quoted on the OTC Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCQB tier under the symbol “IMSC”. We believe that trading “over the counter” has limited our stock’s liquidity and has impaired our ability to raise capital.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.72 to $1.30.  The market price of our common stock may also fluctuate significantly in the future due to:

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

We are authorized to issue 200,000,000 shares of our common stock. As of June 30, 2014, there were 63,634,171 and 63,623,626 shares of common stock issued and outstanding, respectively.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants, convertible debt instruments and convertible preferred stock. As of June 30, 2014, we had outstanding stock options and warrants to purchase approximately 21,929,176 shares of our common stock, the exercise price of which range between $0.08 per share to $10.00 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise of these instruments.  As of June 30, 2014, the outstanding balance due under the senior secured convertible promissory notes issued to DMRJ and accrued and unpaid interest was $34,552,000, of which a $3,184,000 senior secured promissory and $2,175,288 of accrued and unpaid interest are convertible into shares of our common stock at $0.08 per share; a $12,000,000 senior convertible promissory note and $3,320,000 of accrued and unpaid interest is convertible into shares of Series H Convertible Preferred Stock, which preferred stock is convertible into shares of our common stock at $1.09 per share; and a $12,000,000 senior secured promissory note and $1,873,000 of accrued and unpaid interest is convertible into shares of Series I Convertible Preferred Stock, which preferred stock is convertible into shares of our common stock at $1.18 per share. To the extent such options, warrants or convertible notes are exercised or converted, and to the extent that additional shares are issued under strategic advisory agreements, the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options that may be granted in the future under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

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

A secured lender and our directors and executive officers have the right to acquire a majority of our shares through the conversion or exercise of other securities, which may delay, defer or prevent a change of control and/or will limit the ability of other stockholders to influence corporate matters.

As of September 23, 2014, DMRJ, one of our secured lenders, has the right to acquire up to 92,312,970 shares of our common stock upon the conversion debt and interest. Our directors and executive officers own, or have the right to exercise options within 60 days to acquire, up to 16,456,500 shares of our common stock. If all of these shares of common stock are issued, DMRJ and our directors and executive officers would own approximately 62.7% of our outstanding common stock. Accordingly, these stockholders could have a significant influence over, or have absolute control over,  the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

We have never paid dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, our agreements with our secured lenders prohibit the payment of cash dividends.  As a result, capital appreciation, if any, of our common stock will be shareholders’ sole source of gain for the foreseeable future.

Item 1B.

Unresolved Staff Comments

Not Applicable.

Item 2.

Properties

We operate out of three locations.  Our corporate offices are located in an approximately 58,000 square foot leased facility in Wilmington, Massachusetts.  In addition to our corporate offices, this facility houses research and development, sales and marketing, and production.  Our current lease expires in June 2020.  We lease approximately 2,000 square feet of research and office space in San Diego, California, under a lease expiring in March 2016 and lease 300 square feet of office space in Shanghai, China, under a lease expiring in November 2014. We believe that each of these facilities is suitable for our anticipated requirements.

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

We may, from time to time, be involved in actual or potential proceedings that we consider to be in the normal course of our business.  We do not believe that any of these proceedings will have a material adverse effect on our business. We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our business, assets or results of operations.

Item 4.

Mine Safety Disclosures

Not Applicable.

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock traded on the NYSE Amex LLC (formerly, the American Stock Exchange) under the symbol “IMX” until June 2009 and was delisted by the NYSE Amex on September 22, 2009.  Our common stock has been quoted on the Over-The-Counter-Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCQB tier under the symbol “IMSC”. The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the OTC Bulletin Board. Quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year 2014
	High	Low
4th Quarter	$1.16	$0.90
3rd Quarter	1.08	0.72
2nd Quarter	1.20	0.77
1st Quarter	1.30	1.03

	Fiscal Year 2013
	High	Low
4th Quarter	$1.29	$0.87
3rd Quarter	1.64	1.03
2nd Quarter	1.55	0.75
1st Quarter	1.75	1.05

As of September 23, 2014, we had approximately 132 stockholders of record.  The last sale price as reported on the OTC Bulletin Board on September 23, 2014, was $1.27. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  In addition, our agreements with our secured lenders prohibit the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2014

Equity Compensation Plan Information

The table below sets forth certain information as of June 30, 2014 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance (2)
Equity compensation plans approved by stockholders	2,474,338	(1)	$0.50	-
Equity compensation plans not approved by stockholders	15,945,978	(1)	$1.33	-
	18,420,316		$1.22	-

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

(2)

Our 2000 Incentive and Non-Qualified Stock Option Plan expired in October 2010 and our 2004 Stock Option Plan expired in May 2014. In July 2014, we adopted our 2014 Stock Option Plan and reserved 15,000,000 shares of common stock for issuance thereunder.  The 2014 Stock Option Plan has not been approved by our stockholders.

Recent Sales of Unregistered Securities

In April 2014 and September 2014, DMRJ converted $116,000 and $212,000, respectively, of the accrued interest owed by us under a promissory note into 1,450,000 and 2,650,000 shares, respectively, of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

Item 6.

Selected Financial Data

Not Applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Since our incorporation in 1984, we have operated as a multi-faceted company engaging in the development of ion-based technologies and providing commercial services and products to the semiconductor, medical device and security industries.  In fiscal 2009, we completed the divestiture of our semiconductor and medical business activities in order to focus on our security business.

Since 1999, we have been performing research to improve explosives trace detection (“ETD”) technology, and developing ETD products which can be used for detection of trace amounts of explosives.  More recently, we have adapted this technology for the detection of narcotics (“NDT”). We now develop, manufacture and sell sophisticated sensors and systems for the security, safety and defense industries.  We have developed handheld ETD systems, which have been marketed and sold both domestically and internationally, and a desktop ETD and NTD system which we began shipping commercially in the third quarter of fiscal 2012.  These systems are used by private companies and government agencies to screen baggage, cargo, other objects and people, for the detection of trace amounts of explosives.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 30, 2014.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, derivative liabilities, conversion features of our debt agreements and warranty obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.

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

•

Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  We have recorded a full valuation allowance against our net deferred tax assets of $42,116,000 as of June 30, 2014, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

Results of Operations

For the Year Ended June 30, 2014 vs. June 30, 2013

Revenues

	For the Year Ended June 30, 2014		For the Year Ended June 30, 2013
(In thousands)	Amount	Mix	Amount	Mix	Change %
QS-H150	$4,060	47.5%	$9,561	79.6%	(57.5)%
QS-B220	3,907	45.7%	1,270	10.6%	207.6%
Parts & supplies	585	6.8%	1,186	9.8%	(50.7)%
Total	$8,552	100.0%	$12,017	100.0%	(28.8)%

Revenues for the year ended June 30, 2014 were $8,552,000 as compared with $12,017,000 for the comparable prior year period, a decrease of $3,465,000, or 28.8%.  The decrease in revenue is due primarily to a 55.4% decrease in the number of QS-H150 handheld units sold in the year ended June 30, 2014, primarily due to the shipment of QS-H150 handheld units under our contract with the India Ministry of Defence in the year ended June 30, 2013, which resulted in a 57.5% decrease in QS-H150 revenues, and, to a lesser extent, decreased sales of parts and supplies in the year ended June 30, 2014, as compared to the comparable prior year period, and a 4.7% decrease in the average unit sell prices on sales of our QS-H150 handheld units, partially offset by a 210.3% increase in the number of QS-B220 desktop units sold in the year ended June 30, 2014, due to increased shipments to U.S. air cargo screening facilities, increased shipments into Latin America, Europe and agencies of the U.S. government, which resulted in a 207.6% increase in QS-B220 revenues.

Cost of Revenues

Cost of revenues for the year ended June 30, 2014 were $6,498,000 as compared with $8,588,000 for the comparable prior year period, a decrease of $2,090,000 or 24.3%.  The decrease in cost of revenues recorded in the year ended June 30, 2014 is primarily due to decreased unit sales of our QS-H150 handheld units and a $664,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012, partially offset by a $796,000 increase in manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period and a $160,000 increase in our provision for obsolete inventories.

Gross Margin

Gross margin for the year ended June 30, 2014 was $2,054,000 or 24.0% of revenues as compared with $3,429,000 or 28.5% of revenues for the comparable prior year period.  The decrease in gross margin as a percent of revenues is primarily the result of increased manufacturing overhead due to a $796,000 increase in manufacturing personnel costs and increased occupancy costs, a $160,000 increase in our provision for obsolete inventory, partially offset by the $664,000 decrease in stock-based compensation recorded on stock option grants to officers and directors in September 2012, as compared to the prior year period.

Research and Development Expense

Research and development expense for the year ended June 30, 2014 was $4,787,000 as compared with $4,754,000 for the comparable prior year period, an increase of $33,000 or 0.7%.  The increase in research and development expense is due primarily to a $360,000 increase in payroll and related benefit costs, a $194,000 increase in occupancy costs, a $54,000 increase in government testing fees and a $82,000 increase in prototype expense, offset partially by a $626,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants and a $32,000 decrease in material costs. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well as expenses incurred to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended June 30, 2014 were $11,388,000 as compared with $20,630,000 for the comparable prior year period, a decrease of $9,242,000, or 44.8%. The decrease in selling, general and administrative expenses is due primarily to a $9,969,000 decrease in stock-based compensation recorded on the September 2012 officer and director option grants, the imposition of liquidated damages of $298,000 under our contract with the India Ministry of Defence in the prior year period, a $174,000 decrease in bank charges, a $261,000 decrease in legal expenses, offset partially by a $399,000 increase in payroll, related benefit costs and travel expense resulting from the addition of sales personnel, a $649,000 increase in occupancy costs, due to the relocation of our corporate offices,  the $295,000 benefit recognized as a result of the litigation settlement with Fulong in the prior year period, a $297,000 increase in stock-based compensation on non-employee warrants, a $62,000 increase in variable selling expenses due to increased non-employee sales commissions, a $191,000 increase in selling expenses due to the opening of our Shanghai representative office, increased participation at industry trade shows and an increase in demonstration units provided to our sales force and a $64,000 increase in depreciation expense.

Other Expense, net

For the year ended June 30, 2014, other expense was $6,889,000 as compared with other expense of $5,399,000, for the comparable prior year period, an increase of $1,490,000. The increase is due to increased interest expense on higher borrowings under our credit facilities.

Net Loss

Our net loss for the year ended June 30, 2014 was $21,010,000 as compared with a net loss of $27,354,000 for the comparable prior year period, a decrease of $6,344,000, or 23.2%.  The decrease in the net loss is primarily due to the decrease in stock-based compensation recorded on the September 2012 officer and director option grants in the year ended June 30, 2014, partially offset by increased operating expenses and increased interest expense.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of approximately $391,000, an increase of $311,000 when compared with cash of $80,000 at June 30, 2013.

On March 31, 2015, we must repay in full our obligations to DMRJ under four secured promissory notes and a revolving credit facility. Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of June 30, 2014, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $2,995,000, respectively.  Further, as of June 30, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $8,283,000 and is included in current liabilities in the consolidated financial statements.

As of September 23, 2014, our obligations to DMRJ the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $5,253,000, respectively.  Further, as of September 23, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,235,000, reflecting increased borrowing under the revolving credit facility to fund working capital due to increased working capital requirements.

On March 31, 2015, we must repay in full our obligations under the senior secured promissory notes for which BAM is the agent. Our obligations to the investors are secured by security interests in substantially all of our assets. As of June 30, 2014, our obligations under these promissory notes were $20,000,000.  Further, as of June 30, 2014, our obligation under such notes for accrued interest amounted to $867,000 and is included in current liabilities in the consolidated financial statements.

As of September 23, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 23, 2014, our obligation under such notes for accrued interest approximated $717,000.

During the year ended June 30, 2014, we had net cash outflows of $9,989,000 from operating activities as compared to net cash outflows from operating activities of $10,890,000 for the comparable prior year period.  The $901,000 decrease in net cash outflows used in operating activities during the year ended June 30, 2014, as compared to the comparable prior year period, was due to the following changes in working capital: (i) a $669,000 decrease in accounts receivable, compared to a $1,035,000 increase in the prior period, due to the timing of our product shipments during the year ended June 30, 2012; (ii) a $723,000 increase in inventories compared to a $1,048,000 decrease in the prior period, due primarily to the November 2012 shipment of our order with India Ministry of Defence and increased QS-B220 inventory; (iii) an increase in accrued expenses of $4,703,000, compared to a $2,569,000 increase in the prior period, due to primarily to increased accruals for unpaid interest on borrowings from our secured lenders;  (iv) a $516,000 increase in deferred revenue, compared to a $972,000 decrease in deferred revenue in the prior year period, due primarily to the release of the India Ministry of Defence advance deposit due to the November 2012 shipment and increased deferrals of extended warranty revenues; (v) an $85,000 decrease in prepaid expenses, compared to a $455,000 decrease in prepaid expenses, due to the decreases in prepaid inventory; and, (vi) a $1,522,000 increase in accounts payable, compared to a $305,000 decrease in the prior period, due to  increased operating expenses and increased inventories.

During the year ended June 30, 2014, we had net cash outflows of $287,000 from investing activities as compared to net cash inflows of $710,000 from investing activities for the prior year period.  The $997,000 increase in net cash used in investing activities during the year ended June 30, 2014, as compared to the prior year period, was primarily due to the receipt of $121,000 in restricted funds, compared to the receipt of restricted funds of $841,000 in the prior year period, primarily due to the cancelation of the letter of credit providing security for the India Ministry of Defence advance deposit resulted in the release of $937,000 held in a restricted deposit, by a $258,000 increase in purchases of equipment and fixtures, due to the July 2013 move to our new corporate offices and the build out of our manufacturing facility and a $19,000 decrease in proceeds from the sale of equipment.

During the year ended June 30, 2014 we had net cash inflows of $10,585,000 from financing activities as compared to net cash inflows of $10,176,000 from financing activities for the comparable prior year period.  The $409,000 increase in net cash from financing activities during the year ended June 30, 2014, as compared to the comparable prior year period, was primarily due to the receipt of $20,000,000 under a note purchase agreement with several institutional investors, a $9,408,000 decrease in borrowings under our credit facility with DMRJ, compared to  an increase in borrowings of $10,172,000 in the prior fiscal year, due to the repayment of the DMRJ line of credit from the BAM loan proceeds and a $30,000 increase in proceeds received due to the exercise of stock options, partially offset by a $41,000 increase in principal repayments of capital lease obligations.

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

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 15% per annum and mature on March 31, 2015.  We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under revolving promissory note (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note.

See Note 13 of Notes to Consolidated Financial Statements, accompanying this Annual Report. There can be no assurance that we will be successful in refinancing or extending our obligations to our secured lenders.

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require that we seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of our credit agreements, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding. The failure to refinance or otherwise negotiate further extensions of our obligations to our secured lenders would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

Any failure to comply with our debt covenants, to achieve our projections and/or obtain sufficient capital on acceptable terms would have a material adverse impact on our liquidity, financial condition and operations and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws. Further, upon the occurrence of an event of default under certain provisions of our agreements with our secured lenders, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on March 31, 2015. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lenders.

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ, we will require additional capital in the third quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had two irrevocable standby letters of credit outstanding in the approximate amount of $595,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence, and (2) provide warranty performance security equal to 5% of the contract amount, under the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively.

As of June 30, 2014, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods therein, which is effective for our fiscal year beginning July 1, 2017, the first day of our 2018 fiscal year. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide specific guidance on share-based payment awards that provide for achievement of a specific performance target that could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it become probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. Earlier adoption is permitted. ASU 2014-12 may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this guidance should be recognized in the financial statements as an adjustment to the opening retained earnings balance at that date. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is effective for annual periods ending after December 15, 2016, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that we did maintain effective internal control over financial reporting as of June 30, 2014 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on this assessment, our management concluded that, as of June 30, 2014, our internal control over financial reporting was effective based on those criteria. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2014.

Item 11.

Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2014.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2014.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2014.

Item 14.

Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2014.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, see Page 27.

(2)

Exhibits

Exhibit No.	Ref. No.	Description
2.1	1	Xenation License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
2.2	1	Ytterbium License Agreement and related Security Agreement, each dated June 30, 2008, between Implant Sciences Corporation and International Brachytherapy, s.a.
3.1	2	Restated Articles of Organization, as amended, of Implant Sciences Corporation.
3.2	3	Amended and Restated By-Laws of Implant Sciences Corporation.
4.1	4	Specimen certificate for the Common Stock of Implant Sciences Corporation.
10.1	5	1998 Incentive and Nonqualified Stock Option Plan.*
10.2	4	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.*
10.3	4	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan.*
10.4	4	Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan.*
10.5	6	2000 Incentive and Non-Qualified Stock Option Plan of Implant Sciences Corporation.*
10.6	7	2004 Stock Option Plan of Implant Sciences Corporation, as amended through March 14, 2011.*
10.7	8	Amendment to 2004 Stock Option Plan of Implant Sciences Corporation, effective September 7, 2012.*
10.8	9	2006 Employee Stock Purchase Plan of Implant Sciences Corporation.*
10.9	10	Implant Sciences Corporation’s 2014 Stock Option Plan
10.10	8	Implant Sciences Corporation Change of Control Payment Plan.*
10.11	11	Amended and Restated Employment Agreement, dated as of June 25, 2013, between Implant Sciences Corporation and Glenn D. Bolduc.*
10.12	12	Employment Agreement between Implant Sciences Corporation and William McGann, dated March 19, 2012.*
10.13	13	Employment Agreement between Implant Sciences Corporation and Darryl Jones, dated May 7, 2012.*
10.14	14	Lease, dated December 11, 2008, between Implant Sciences Corporation and Wakefield Investments, Inc.
10.15	15	First Amendment, dated February 1, 2010, to Lease between Implant Sciences Corporation and Wakefield Investments, Inc.
10.16	16	Lease, dated April 1, 2013, between the Implant Sciences Corporation and Wakefield Investments, Inc.
10.17	17	Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.
10.18	17	Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.24).

10.19	17	Warrant to Purchase Shares of Common Stock, dated December 10, 2008, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.25).
10.20	17

Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.21	17

Patent Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.22	17

Guaranty, dated as of December 10, 2008, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

10.23	18	Letter Agreement, dated as of March 12, 2009, between Implant Sciences Corporation and DMRJ Group LLC.
10.24	18	Amended and Restated Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.25	18	Amended and Restated Warrant to Purchase Shares of Common Stock, dated March 12, 2009, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.26	19	First Amendment, dated July 1, 2009, to Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC.
10.27	19	Senior Secured Promissory Note, dated July 1, 2009, in the principal amount of $1,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.28	20	Credit Amendment, dated September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and DMRJ Group LLC.
10.29	20	Promissory Note, dated September 4, 2009, in the maximum principal amount of $3,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.34).
10.30	20

Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.31	20

Patent Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party.

10.32	20

Guaranty, dated as of September 4, 2009, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC.

10.33	21	Omnibus Waiver and First Amendment to Credit Agreement and Third Amendment to Note and Warrant Purchase Agreement, dated as of January 12, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.34	21

Amended and Restated Promissory Note, dated as of January 12, 2010, in the maximum principal amount of $5,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.36).

10.35	22	Omnibus Second Amendment to Credit Agreement and Fourth Amendment to Note and Warrant Purchase Agreement, dated as of April 23, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.36	22

Amended and Restated Promissory Note, dated as of April 23, 2010, and effective as of April 7, 2011, in the maximum principal amount of $10,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.39).

10.37	23	Omnibus Third Amendment to Credit Agreement and Fifth Amendment to Note and Warrant Purchase Agreement, dated as of September 30, 2010 between Implant Sciences Corporation and DMRJ Group LLC.
10.38	24	Omnibus Fourth Amendment to Credit Agreement and Sixth Amendment to Note and Warrant Purchase Agreement, dated as of March 30, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.39	25	Amended and Restated Promissory Note, dated as of March 30, 2011 in the maximum principal amount of $15,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (superseded by Exhibit 10.42).
10.40	26	Omnibus Fifth Amendment to Credit Agreement and Seventh Amendment to Note and Warrant Purchase Agreement, dated as of April 7, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.41	27	Omnibus Sixth Amendment to Credit Agreement and Eighth Amendment to Note and Warrant Purchase Agreement, dated as of September 29, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.42	27	Amended and Restated Promissory Note, dated as of September 29, 2011 in the maximum principal amount of $23,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC.
10.43	28	Omnibus Seventh Amendment to Credit Agreement and Ninth Amendment to Note and Warrant Purchase Agreement, dated as of October 13, 2011 between Implant Sciences Corporation and DMRJ Group LLC.
10.44	29	Omnibus Eighth Amendment to Credit Agreement and Tenth Amendment to Note and Warrant Purchase Agreement, dated as of February 21, 2012 between Implant Sciences Corporation and DMRJ Group LLC.
10.45	30	Omnibus Ninth Amendment to Credit Agreement and Eleventh Amendment to Note and Warrant Purchase Agreement, dated as of September 5, 2012 between Implant Sciences Corporation and DMRJ Group LLC.
10.46	30	Senior Secured Convertible Promissory Note, dated as of September 5, 2012, issued by Implant Sciences Corporation.
10.47	31	Omnibus Tenth Amendment to Credit Agreement and Twelfth Amendment to Note and Warrant Purchase Agreement, dated as of February 28, 2013 between Implant Sciences Corporation and DMRJ Group LLC.
10.48	31	Senior Secured Convertible Promissory Note, dated as of February 28, 2013, issued by Implant Sciences Corporation
10.49	32	Omnibus Eleventh Amendment to Credit Agreement and Thirteenth Amendment to Note and Warrant Purchase Agreement, dated as of November 14, 2013 between Implant Sciences Corporation and DMRJ Group LLC.
10.50	33	Note Purchase Agreement dated as of March 19, 2014, between Implant Sciences Corporation, certain Investors and the Agent.
10.51	33	Form of Senior Secured Promissory Note issued pursuant to the Note Purchase Agreement.
10.52	33	Letter dated as of March 19, 2014, from the Agent to Implant Sciences Corporation waiving certain financial covenants through March 31, 2015.
10.53	33	Security Agreement dated as of March 19, 2014, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and the Agent.
10.54	33

Guaranty dated as of March 19, 2014, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of the Agent and the Investors.

10.55	33	Omnibus Twelfth Amendment to Credit Agreement and Fourteenth Amendment to Note and Warrant Purchase Agreement dated as of March 19, 2014 between Implant Sciences Corporation and DMRJ Group LLC.
10.56	33

Intercreditor Agreement dated as of March 19, 2014, by and between the Agent and DMRJ Group, LLC, and acknowledged and agreed by Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp.

10.57	34	Agreement for Consulting Services between Implant Sciences Corporation and Robert Liscouski, dated as of April 1, 2011.*
10.58	35	Convertible Promissory Note, dated November 1, 2009 issued to Michael C. Turmelle.
21.1	36	Subsidiaries of Implant Sciences Corporation.
23.1	**	Consent of Marcum LLP.
31.1	**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	****	XBRL Instance Document.
101.SCH	****	XBRL Taxonomy Extension Schema Document.
101.CAL	****	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document.

1	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated June 27, 2008 and filed on July 9, 2008 and incorporated herein by reference.
2	Filed as an Exhibit to Implant Sciences Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, and incorporated herein by reference.
3	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 12, 2007 and filed December 18, 2007, and incorporated herein by reference.
4

Filed as an Exhibit to Amendment No. 1 to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on December 21, 1998, and incorporated herein by reference.

5	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration No. 333-64499), filed on September 29, 1998, and incorporated herein by reference.
6	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on December 12, 2003, and incorporated herein by reference.
7	Filed as Appendices A and B to Implant Sciences Corporation’s definitive proxy statement, filed February 16, 2012, and incorporated herein by reference.
8	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 7, 2012 and filed on September 13, 2012, and incorporated herein by reference.
9	Filed as an Exhibit to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on July 26, 2007, and incorporated herein by reference.

10	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 2, 2014 and filed on July 8, 2014, and incorporated herein by reference.
11	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 1, 2013 and filed July 1, 2013, and incorporated herein by reference.
12	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 19, 2012 and filed March 23, 2012, and incorporated herein by reference.
13	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated May 7, 2012 and filed May 11, 2012, and incorporated herein by reference.
14	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 11, 2008 and filed on December 17, 2008, and incorporated herein by reference.
15	Filed as an Exhibit to Implant Sciences Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and incorporated herein by reference.
16	Filed as an Exhibit to Implant Sciences Corporation’s Annual Report on Form 10-K for the year ended June 30, 2013, and incorporated herein by reference.
17	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated December 10, 2008 and filed December 16, 2008, and incorporated herein by reference.
18	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 12, 2009 and filed March 18, 2009, and incorporated herein by reference.
19	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated July 1, 2009 and filed July 8, 2009, and incorporated herein by reference.
20	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 4, 2009 and filed September 11, 2009, and incorporated herein by reference.
21	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated January 13, 2010 and filed January 14, 2010, and incorporated herein by reference.
22	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 23, 2010 and filed April 28, 2010, and incorporated herein by reference.
23	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 30, 2010 and filed October 6, 2010, and incorporated herein by reference.
24	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 30, 2011 and filed April 4, 2011, and incorporated herein by reference.
25	Filed as an Exhibit to Implant Sciences Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, and incorporated herein by reference.
26	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated April 7, 2011 and filed April 12, 2011, and incorporated herein by reference.
27	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 29, 2011 and filed September 30, 2011, and incorporated herein by reference.
28	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated October 13, 2011 and filed October 19, 2011, and incorporated herein by reference.
29	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated February 21, 2012 and filed February 24, 2012, and incorporated herein by reference.
30	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated September 5, 2012 and filed on September 11, 2012, and incorporated herein by reference.
31	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated February 28, 2013 and filed March 1, 2013, and incorporated herein by reference.
32	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated November 18, 2013 and filed November 18, 2013, and incorporated herein by reference.
33	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated March 19, 2014 and filed March 26, 2014, and incorporated herein by reference.

34	Filed as an Exhibit to Implant Sciences Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011, and incorporated herein by reference.
35	Filed as an Exhibit to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
36	Filed as an Exhibit to Implant Sciences Corporation Annual Report on Form 10-K for the year ended June 30, 2012, and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Implant Sciences Corporation as of June 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Implant Sciences Corporation as of June 30, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations.  As of September 23, 2014, the Company’s principal obligation to its primary lenders was approximately $53,437,000 and accrued interest of approximately $10,163,000. The Company is required to repay all borrowings and accrued interest to these lenders on March 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Boston, Massachusetts

September 29, 2014

Implant Sciences Corporation
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$391	$80
Restricted cash and investments	312	433
Accounts receivable-trade, net of allowances of $1 and $0, respectively	545	1,216
Inventories, net	2,868	2,145
Prepaid expenses and other current assets	315	395
Total current assets	4,431	4,269
Property and equipment, net	619	395
Restricted cash and investments	312	312
Other non-current assets	117	122
Total assets	$5,479	$5,098
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$20,000	$-
Senior secured convertible promissory note	3,184	3,184
Senior secured promissory note – DMRJ	1,000	1,000
Second senior secured convertible promissory note	12,000	12,000
Third senior secured convertible promissory note	12,000	12,000
Line of credit	2,995	12,403
Current maturities of obligations under capital lease	45	62
Payable to Med-Tec	15	19
Accrued expenses	11,094	6,754
Accounts payable	3,660	2,026
Deferred revenue	483	109
Total current liabilities	66,476	49,557
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	66	89
Deferred revenue, net of current	142	-
Total long-term liabilities	208	89
Total liabilities	66,684	49,646
Commitments and contingencies (Note 9)		-
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 63,634,171 and 63,623,626 shares issued and outstanding at June 30, 2014 and 200,000,000 shares authorized, 57,655,594 and 57,645,049 shares issued and outstanding at June 30, 2013	64	58
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, 0 shares issued and outstanding at June 30, 2014 and 16,267 shares issued and outstanding at June 30, 2013, respectively (liquidation value $0 and $129,000, respectively)	-	27
Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	107,055	103,937
Accumulated deficit	(167,886)	(146,876)
Deferred compensation	(367)	(1,621)
Other comprehensive income	2	-
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(61,205)	(44,548)
Total liabilities and stockholders' deficit	$5,479	$5,098

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)

	For the Years Ended June 30,
	2014	2013
Revenues	$8,552	$12,017
Cost of revenues	6,498	8,588
Gross margin	2,054	3,429
Operating expenses:
Research and development	4,787	4,754
Selling, general and administrative	11,388	20,630
Total operating expenses	16,175	25,384
Loss from operations	(14,121)	(21,955)
Other income (expense), net:
Interest income	1	2
Interest expense	(6,890)	(5,401)
Total other expense, net	(6,889)	(5,399)
Net loss	(21,010)	(27,354)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2	-
Other comprehensive income	2	-
Comprehensive loss	$(21,008)	$(27,354)

Net loss per share, basic and diluted	$(0.35)	$(0.56)

Weighted average shares used in computing net loss per common share, basic and diluted	60,753,054	49,124,942

The accompanying notes are an integral part of these consolidated financial statements.

	Implant Sciences Corporation
	Consolidated Statement of Stockholders’ Deficit
	For the Years Ended June 30, 2014 and 2013
	(In thousands except share amounts)

	Common Stock							Treasury Stock
	Number of Shares	Amount	Series G Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Other Comprehensive Income	Number of Shares	Amount	Total Stockholders’ Deficit
Balance at July 1, 2012	39,163,540	$39	$274	$87,313	$(119,522)	$(432)	-	10,545	$(73)	$(32,401)
Issuance of common stock in connection with exercise of stock options	1,421,183	1	-	227	-	-	-	-	-	228
Issuance of common stock in connection with exercise of stock purchase warrants	1,104,204	1	-	15	-	-	-	-	-	16
Conversion of senior secured convertible promissory note	500,000	1	-	39	-	-	-	-	-	40
Conversion of Series G preferred stock	14,850,000	15	(247)	232	-	-	-	-	-	-
Fair value of warrants issued to consultants	-	-	-	1,534	-	(1,534)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	696	-	-	-	696
Share-based compensation	-	-	-	13,908	-	-	-	-	-	13,908
Common stock issued to consultants	616,667	1	-	669	-	(351)	-	-	-	319
Net loss	-	-	-	-	(27,354)	-	-	-	-	(27,354)
Balance at June 30, 2013	57,655,594	$58	$27	$103,937	$(146,876)	$(1,621)	$-	10,545	$(73)	$(44,548)

Issuance of common stock in connection with exercise of stock options	407,066	1	-	105	-	-	-	-	-	106
Issuance of common stock in connection with exercise of stock purchase warrants	36,492	-	-	11	-	-	-	-	-	11
Conversion of accrued interest on senior secured convertible promissory notes	3,918,319	4	-	310	-	-	-	-	-	314
Conversion of Series G preferred stock	1,616,700	1	(27)	27	-	-	-	-	-	1
Fair value of warrants issued to consultants	-	-	-	16	-	(16)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	1,270	-	-	-	1,270
Share-based compensation	-	-	-	2,649	-	-	-	-	-	2,649
Other comprehensive income	-	-	-	-	-		2	-	-	2
Net loss	-	-	-	-	(21,010)	-	-	-	-	(21,010)
Balance at June 30, 2014	63,634,171	$64	$-	$107,055	$(167,886)	$(367)	$2	10,545	$(73)	$(61,205)

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(21,010)	$(27,354)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	154	84
Bad debt expense	2	1
Stock-based compensation expense	2,649	13,908
Loss (gain) on disposal of equipment	56	(9)
Warrants issued to non-employees	1,058	696
Common stock issued to consultants	212	319
Settlement agreements	118	(295)
Changes in assets and liabilities:
Accounts receivable	669	(1,035)
Inventories	(723)	1,048
Prepaid expenses and other current assets	85	455
Accounts payable	1,522	(305)
Accrued expenses	4,703	2,569
Deferred revenue	516	(972)
Net cash used in operating activities	(9,989)	(10,890)

Cash flows from investing activities:
Purchases of property and equipment	(409)	(151)
Transfer from restricted funds, net	121	841
Proceeds from the sale of equipment	1	20
Net cash (used in) provided by investing activities	(287)	710

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options	59	29
Principal repayments of long-term debt and capital lease obligations	(66)	(25)
Proceeds from the issuance of senior secured promissory note	20,000	-
Net borrowings on line of credit	(9,408)	10,172
Net cash provided by financing activities	10,585	10,176
Effect of exchange rate changes on cash and cash equivalents	2	-
Net change in cash and cash equivalents	311	(4)
Cash and cash equivalents at beginning of period	80	84
Cash and cash equivalents at end of period	$391	$80

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,528	$2,861

Non-cash Investing and Financing Activity:
Conversions of senior secured convertible promissory note to common shares	$-	$40
Conversion of convertible preferred stock to common shares	27	247
Conversion of senior secured convertible promissory note interest to common shares	314	-
Conversion of line of credit to second senior convertible promissory note	-	12,000
Conversion of line of credit to third senior convertible promissory note	-	12,000
Common stock issued to consultants	-	669
Equipment purchased under capital lease	25	125
Exercise of stock purchase warrants	11	-
Exercise of stock options	47	199

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

Our fiscal year ends on June 30.  References herein to fiscal 2014 and fiscal 2013 refer to the fiscal years ended June 30, 2014 and 2013, respectively.

Liquidity, Going Concern and Management’s Plans

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC (“DMRJ”) pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ.  On March 19, 2014, we amended our credit agreements with DMRJ pursuant to which, amongst other matters, we extended the maturity date of all of our indebtedness from March 31, 2014 to March 31, 2015 (see Note 13).

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 15% per annum and mature on March 31, 2015.  We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under revolving promissory note (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note.

Despite our current sales, expense and cash flow projections and $17,512,000 in cash available from our line of credit with DMRJ, at September 23, 2014, we will require additional capital in the third quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Our common stock was delisted by the NYSE Amex LLC in June 2009 as result of our failure to comply with certain continued listing requirements.  Our common stock has been quoted on the OTC Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCQB tier under the symbol “IMSC”. We believe that trading ‘over the counter’ has limited our stock’s liquidity and has impaired our ability to raise capital.

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the year ended June 30, 2014, we reported a net loss of $21,010,000 and used $9,989,000 in cash for operations.  As of June 30, 2014, the Company had an accumulated deficit of approximately $167,886,000 and a working capital deficit of $62,045,000.  Management continually evaluates its operating expenses and its cash flow from operations.  Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

As of June 30, 2014, our obligations to DMRJ under four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $2,995,000, respectively.  Further, as of June 30, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $8,283,000 and is included in current liabilities in the consolidated financial statements. As of June 30, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000.  Further, as of June 30, 2014, our obligation under such notes for accrued interest amounted to approximately $867,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 23, 2014, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $5,253,000 respectively.  Further, as of September 23, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,235,000. As of September 23, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000.  Further, as of September 23, 2014, our obligation under such notes for accrued interest amounted to approximately $717,000.

These conditions raise substantial doubt as to our ability to continue as a going concern.

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require that we seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of our credit agreements, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding. The failure to refinance or otherwise negotiate further extensions of our obligations to our secured lenders would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on March 31, 2015. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

We have suffered recurring losses from operations.  Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

There can be no assurances that our forecasted results will be achieved or that we will be able to raise additional capital necessary to operate our business.  These conditions raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Transactions

We evaluate the proper classification of our equity instruments that embody an unconditional obligation requiring the issuer to redeem it by transferring assets at a determinable date or that contain certain conditional obligations, typically classified as equity, be classified as a liability. We record financing costs associated with our capital raising efforts in our statements of operations.  These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt and the allocation of the proceeds amongst the securities based on relative fair values or based upon the residual method.  We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

2.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our operations in Massachusetts, California and Shanghai, China, and those of our wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Use of Accounting Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation, warranty reserves, accounting for derivatives, and impairment of intangibles and long-lived assets.  Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters.  Consequently, actual results could differ from such estimates.

Foreign Currency Translation

The assets and liabilities of our Shanghai representative office are translated into U.S. dollars at current exchange rates as of the balance sheet date, expenses are translated at average monthly exchange rates. Net unrealized translation gains or losses associated with the Shanghai office are recorded directly to other comprehensive income. Realized gains and losses from foreign currency transactions were not material for any of the periods presented. We have short-term inter-company receivables from our Shanghai office which are adjusted each period for changes in foreign currency exchange rates with a corresponding entry recorded as a component of the consolidated statement of operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

Our financial instruments at June 30, 2014 and 2013 include cash equivalents, restricted cash, accounts receivable accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory note and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2014:

		Fair Value Measurements as of June 30, 2014
Description (In thousands)	Carrying Value at June 30, 2014	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note	3,184	-	-	3,184
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Line of credit	2,995	-	-	2,995

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2013:

		Fair Value Measurements as of June 30, 2013
Description (In thousands)	Carrying Value at June 30, 2013	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured convertible promissory note	3,184	-	-	3,184
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Line of credit	12,403	-	-	12,403

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Work-in-process and finished goods includes labor and overhead, and are stated at the lower of cost (first in, first out) or market.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization, are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.  Equipment purchased under capital leases and leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense.  Expenditures for repairs and maintenance are charged to expense as incurred.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty Costs

We accrue warranty costs in the period the related revenue is recognized and adjust the reserve balance as needed to address potential future liabilities.

The following table presents the activity in our warranty reserve for the years ended June 30, 2014 and 2013:

	Years Ended June 30,
(In thousands)	2014	2013
Beginning balance	$517	$118
Warranty provision	93	416
Warranty expenditures	(63)	(17)
Ending Balance, June 30	$547	$517

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

Patent Costs

As of June 30, 2014, there were fifteen active patents issued.  We expense legal costs and fees associated with patent applications and patent maintenance as incurred.

Intangible Assets and Impairment of Long-Lived Assets

We evaluate finite-lived intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date in accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” (“ASC 350”).  Long-lived assets, which includes property and equipment are evaluated for impairment as events and circumstances indicated that the carrying amount may not be recoverable and at a minimum at each balance sheet date in accordance with ASC 360 “Property, Plant and Equipment.”  We evaluate the realizability of our long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary.

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

As of June 30, 2014, we had two irrevocable standby letters of credit outstanding in the approximate amount of $595,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence, and (2) provide warranty performance security equal to 5% of the contract amount, under the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have no other significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements.

We place our cash with financial institutions which we believe are of high credit quality.

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2014 and 2013, international sales represented approximately 76% and 88%, respectively, of our revenue.  During the fiscal year ended June 30, 2014, a customer from Japan and a Taiwanese customer represented 18% and 11%, respectively, of our revenue. For the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10% of our revenue, respectively.

At June 30, 2014, three customers accounted for approximately $341,000 of accounts receivable, or 63% of accounts receivable outstanding as of that date.  At June 30, 2013, three customers accounted for approximately $1,029,000 of accounts receivable, or 85% of accounts receivable outstanding as of that date. We rely on a single contract manufacturer to provide manufacturing services for our handheld explosives detection product.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2014, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

Stock-Based Compensation

For the fiscal years ended June 30, 2014 and 2013, we recorded stock-based compensation expense for options that vested of approximately $2,649,000 and $13,908,000, respectively, as follows:

	Years Ended June 30,
(In thousands)	2014	2013
Cost of revenues	$131	$795
Research and development	387	1,013
Selling, general and administrative	2,131	12,100
Total	$2,649	$13,908

As of June 30, 2014, the Company has approximately $1,207,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 1.1 years.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted during fiscal years 2014 and 2013 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans
	Years Ended June 30,
	2014	2013
Dividend yield	0.0%	0.0%
Expected volatility	73% - 123%	127% - 145%
Range of risk-free interest rate	1.11% - 1.84%	0.34% - 0.93%
Expected life (years)	5.6 years	5.8 years
Forfeiture rate	6.6%	6.3%

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We allocate consideration for each deliverable as a separate unit of accounting based on its relative selling price. We determine selling price using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third party evidence (“TPE”).  If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (“ESP”).  We generally expect that we will not be able to determine TPE due to the nature of the markets in which we compete, and, as such, we typically determine selling price using VSOE or if not available, ESP. VSOE is the price charged when the same or similar product or service is sold separately.  If a product or service is seldom sold separately, it is unlikely that we can determine VSOE for the product or service.  TPE is determined based on prices charged by competitors of us for a similar deliverable when sold separately.  Generally we are not able to use TPE, as we are usually not able to obtain sufficient information on competitor pricing to substantiate TPE.  The objective of ESP is to determine the price at which we would transact if the product or service were sold on a standalone basis. We determine ESP for product or services based on the specific facts and circumstances of the arrangement.  Maintenance or service revenues are recognized over the term of the contract.

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

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At June 30, 2014 and 2013, there were no unbilled accounts receivable. Generally, there are no prerequisites necessary to invoice.

We grant credit to domestic and foreign customers and perform ongoing credit evaluations of our customers’ financial condition.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon specific customer collection issues.

Research and Development Costs

All costs of research and development activities are expensed as incurred. We spent approximately $4,787,000 and $4,754,000 on internally funded research and development in the fiscal years ended June 30, 2014 and 2013, respectively.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expense.  Advertising costs were immaterial for the years ended June 30, 2014 and 2013.

Shipping and Handling

We account for shipping and handling cost within our cost of revenues.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of June 30, 2014 and 2013, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Years Ended June 30,
(In thousands, except share and per share amounts)	2014	2013
Basic loss per share:
Numerator:
Net loss	$(21,010)	$(27,354)
Denominator:
Weighted average shares	60,753,054	49,124,942
Basic loss per share	$(0.35)	$(0.56)

Diluted loss per share:
Numerator:
Net loss	$(21,010)	$(27,354)

Denominator:
Weighted average shares	60,753,054	49,124,942
Effect of dilutive securities:
Stock options	-	-
Warrants	-	-
Convertible debt	-	-
Convertible preferred stock	-	-
	-	-
Weighted average shares and equivalents	60,753,054	49,124,942
Diluted loss per share	$(0.35)	$(0.56)

Common stock equivalents excluded from the earnings per share calculation for the years ended June 30, 2014 and 2013 were as follows:

	For the Years Ended June 30,
	2014	2013
Common stock equivalents excluded:
Stock options	1,690,757	2,582,322
Warrants	293,213	742,248
Convertible debt	39,800,000	52,981,368
Convertible preferred stock	407,500	9,140,500
	42,191,470	65,446,438

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods therein, which is effective for our fiscal year beginning July 1, 2017, the first day of our 2018 fiscal year. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide specific guidance on share-based payment awards that provide for achievement of a specific performance target that could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it become probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. Earlier adoption is permitted. ASU 2014-12 may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this guidance should be recognized in the financial statements as an adjustment to the opening retained earnings balance at that date. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is effective for annual periods ending after December 15, 2016, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Restricted Cash and Investments – Current and Long-Term

As of both June 30, 2014 and 2013, we had restricted cash and investments, with maturities of less than one year, of $312,000 and $433,000, respectively, and restricted investments with maturities of more than one year, of $312,000.  Restricted cash and investments consisted of the following:

	June 30,
(In thousands)	2014	2013
Current assets
Certificates of deposit	$312	$312
Blocked account deposit	-	121
	$312	$433
Long-term assets
Certificates of deposit	$312	$312
	$312	$312

Pursuant to our September 2009 credit agreement with DMRJ, we agreed to cause all of our receivables and collections to be deposited in a bank deposit account pledged to DMRJ pursuant to a blocked account agreement. All funds deposited in the blocked collections account are applied towards the repayment of our obligations to DMRJ under the revolving line of credit. Until the line of credit and all of our obligations thereunder have been paid and satisfied in full, we will have no right to access or make withdrawals from the blocked account without DMRJ’s consent.   As of June 30, 2014 and 2013, the balance in the blocked collections account was $0 and $121,000, respectively.

The restricted investments of $624,000 held in certificates of deposit collateralize our performance under irrevocable letters of credit issued in April 2010, aggregating to $595,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $19,000.  These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and (2) provide warranty performance security equal to 5% of the contract amount the terms of the contract.  We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively. On May 1, 2013, a third letter of credit providing security for the advance deposit was cancelled, resulting in the release of $937,000 held in a certificate of deposit. The funds had been applied to reduce our obligation for accrued interest and borrowings under the credit facility with DMRJ.

4.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves for excess and slow-moving inventories, consist of the following:

	June 30,
(In thousands)	2014	2013
Raw materials	$1,897	$1,811
Work in progress	616	279
Finished goods	355	55
Total inventories	$2,868	$2,145

As of June 30, 2014 and 2013, our reserves for excess and slow-moving inventories were $213,000 and $73,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,
(In thousands)	2014	2013
Inventory	$-	$5
Insurance	61	83
Bank fees	18	16
Other prepaid expenses	236	291
	$315	$395

6.

Property, Plant and Equipment, net

Property and equipment consist of the following:

	June 30,
(In thousands)	2014	2013
Machinery and equipment	$484	$356
Computers and software	413	378
Furniture and fixtures	69	28
Leasehold improvements	151	30
Equipment under capital lease	157	182
	1,274	974
Less: accumulated depreciation and amortization	655	579
	$619	$395

Depreciation expense for the fiscal years ended June 30, 2014 and 2013 was approximately $154,000 and $84,000, respectively. During the fiscal year ended June 30, 2013, we recognized a gain of $9,000 on the disposition of property, plant and equipment with a cost of approximately $161,000 and no net book value. During the fiscal year ended June 30, 2014, we recognized a $56,000 loss on the disposition of property, plant and equipment with a cost of approximately $135,000 and a net book value of $57,000.

7.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,
(In thousands)	2014	2013

Accrued interest	$9,149	$5,103
Accrued compensation and benefits	862	746
Accrued warranty costs	547	517
Accrued legal and accounting	187	163
Accrued taxes	106	9
Other accrued liabilities	243	216
	$11,094	$6,754

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Years Ended June 30,
	2014	2013
Expected federal tax rate	-34.0%	-34.0%
State income taxes, net of federal tax benefit	-2.8%	-3.7%
Non-deductible expenses	3.0%	2.5%
Credits and other, net	-0.9%	-0.6%
Changes in valuation allowance	34.7%	35.8%
Effective tax rate	0.0%	0.0%

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of our deferred tax assets and deferred tax liabilities as of June 30, 2014 and 2013 consists of the following:

	June 30,
(In thousands)	2014	2013
Deferred tax assets:
Net operating loss and tax credit carryforwards	$35,966	$29,463
Accrued expenses deductible when paid	705	523
Stock-based compensation	5,472	4,864
Financial statement over tax amortization	-	12
Financial statement over tax depreciation	6	-
Deferred tax assets	42,149	34,862

Deferred tax liabilities
Tax over financial statement depreciation	33	28
Deferred tax liabilities	33	28
Net deferred tax assets	42,116	34,834
Valuation allowance	(42,116)	(34,834)
Net deferred tax assets	$-	$-

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

The following table summarizes the changes in our deferred tax valuation allowance for the years ended June 30, 2014 and 2013:

		Deferred Tax Valuation Allowance
(In thousands)	Balance at Beginning of Year	Current Year Additions	Expired Loss Carryforwards	Balance at End of Year
2014	$34,834	$7,762	$(480)	$42,116
2013	25,230	9,986	(382)	34,834

As of June 30, 2014, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$90,501	$1,275	2022 to 2034
State	$61,378	$877	2015 to 2029

We have recorded a full valuation allowance against our net deferred tax assets of $42,116,000 as of June 30, 2014, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potential 382 Limitation

Our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service.  Our ability to utilize our net operating loss (“NOL”) and alternative minimum tax (“AMT”) and research and development credit (“R&D”) carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions.  These ownership changes may limit the amount of NOL, AMT and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined in Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  We adopted the accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on April 1, 2007. At the adoption date and as of June 30, 2014, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2011 through 2014 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the years ended June 30, 2014 and 2013, we provided for no taxes in our consolidated statement of operations as we have significant net loss carryforwards.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

9.

Commitments and Contingencies

Capital and Operating Leases

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We lease research and office space in San Diego, California, lease expires on March 31, 2016 and lease 300 square feet of office space in Shanghai, China, under a lease expiring on November 30, 2014. Total rent expense, including assessments for maintenance and real estate taxes for the years ended June 30, 2014 and 2013, was $919,000 and $395,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010.  The lease allowed for early termination, which we elected in February 2008.  As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period.  As of June 30, 2014, the balance due is approximately $27,000 and is included in current liabilities.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments required under capital and operating leases with non-cancelable terms in excess of one year at June 30, 2014, together with the present value of net minimum lease payments, are as follows:

(In thousands)	Capital Lease Payments	Operating Lease Payments
Years ending June 30:
2015	$58	$593
2016	51	593
2017	16	583
2018	7	613
2019 and thereafter	1	1,298
	133	$3,680
Less: Amounts representing interest	(22)
Present value of future minimum lease payments	111
Less: Current portion	(45)
Long-term obligation under capital leases	$66

License Agreements

We are obligated under one license agreement, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and narcotic applications, which we intend to incorporate into future security product offerings.

For the years ended June 30, 2014 and 2013, payments under a license agreement amounted to $150,000 and $125,000, respectively.

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

During the fiscal years ended June 30, 2014 and 2013, international sales represented approximately 76% and 88%, respectively, of our revenue.  During the fiscal year ended June 30, 2014, a customer from Japan and a Taiwanese customer represented 18% and 11%, respectively, of our revenue. For the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10% of our revenue, respectively.

11.

Related Party Transactions

Robert Liscouski, a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the years ended June 30, 2014 and 2013, this advisory firm was paid $0 and $66,000, respectively. We terminated our relationship with Secure Strategy Group on March 31, 2013. On March 5, 2014, we executed a settlement agreement and release with Secure Strategy Group and recognized a non-cash benefit of $118,000 in our consolidated statement of operations and comprehensive income and, as of June 30, 2014, our obligation to Secure Strategy Group was $0.

In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the years ended June 30, 2014 and 2013, Mr. Liscouski was paid $180,000 and $180,000, respectively. As of June 30, 2014, we had no obligation to Mr. Liscouski.

Mr. Liscouski also serves as a senior partner at Edge360, a leading security technology and situational awareness solutions provider to the homeland security marketplace that has been retained by us.  During the fiscal years ended June 30, 2014 and 2013, this advisory firm was paid $4,000 and $27,000, respectively.  On August 31, 2013, we terminated our relationship with Edge360 and, as of June 30, 2014, we had no obligation to Edge360.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

Notes Payable

In June 2009, Michael Turmelle, a member of our Board of Directors, loaned $100,000 to us.

As of June 30, 2014 and 2013, we had no obligation under the note for borrowed funds.  As of June 30, 2014 and 2013, our obligation to Mr. Turmelle for accrued interest approximated $0 and $11,000, respectively.

13.

Long-Term Debt and Credit Arrangements

Med-Tec Payment Obligation

In July 2003, we entered into an asset purchase agreement with Med-Tec Iowa, Inc. (“Med-Tec”), our former exclusive distributor of prostate seeds, to purchase Med-Tec’s customer lists and to release each other from further obligations under an earlier distribution agreement.  The purchase price of $1,250,000, which was payable in varying amounts over 28 months, with the final payment payable on December 1, 2005, was recorded at the present value of the future payment stream, using a rate of 10.24%, which equaled $1,007,000.  This amount was recorded as an intangible asset and was fully amortized over an estimated useful life of 29 months.  The outstanding and past due principal balance, as of June 30, 2014 and 2013, was approximately $15,000 and $19,000, respectively.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon a Liquidation Event, the holders of shares of Series H Preferred Stock then outstanding will be entitled to be paid out of the assets of the company available for distribution to its stockholders, before any payment is made to the holders of Common Stock and/or Series G Preferred Stock in respect of such stock, an amount per share equal to the Series H Original Issue Price, plus any accrued but updated dividends thereon, whether or not declared. At the option of holders of a majority of the outstanding Series H Preferred Stock, (i) a consolidation or merger of us with or into another entity or person, or any other corporate reorganization, in which our stockholders immediately prior to such consolidation, merger or reorganization do not hold at least a majority of the resulting or surviving entities’ voting power immediately following such consolidation, merger or reorganization, or (ii) a sale or transfer of all or substantially all of our assets for cash, securities or other property, will be deemed to be a Liquidation Event.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The third senior secured convertible promissory note bears interest at the rate of 15% per annum. The principal balance of this note, together with all outstanding interest and all other amounts owed thereunder, will be due and payable on March 31, 2015. The third senior secured convertible promissory note is convertible in whole or in part, at DMRJ’s option, into shares of Series I Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series I Preferred Stock, the “Series I Original Issue Price”). We may prepay this note on 30 days prior notice.

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

As of June 30, 2014, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

On November 14, 2013, we amended each of our credit agreements with DMRJ to extend the maturity date of all of our indebtedness to DMRJ from March 31, 2014 to September 30, 2014.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2014, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $2,995,000, respectively.  Further, as of June 30, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $8,283,000 and is included in current liabilities in the consolidated financial statements.

As of September 23, 2014, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $5,253,000 respectively.  Further, as of September 23, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,235,000.

Term Debt with BAM

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 15% per annum and mature on March 31, 2015.  The proceeds from the sale of the notes were used to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under the amended and restated revolving promissory note dated September 29, 2011 (ii) $1,809,000 of interest outstanding under the amended and restated promissory note and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note dated September 5, 2012.

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

As of June 30, 2014, our obligations under these promissory notes were $20,000,000.  Further, as of June 30, 2014, our obligation under such notes for accrued interest amounted to $867,000 and is included in current liabilities in the consolidated financial statements.

As of September 23, 2014, our obligations under these promissory notes were $20,000,000. Further, as of September 23, 2014, our obligation under such notes for accrued interest approximated $717,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2004, we adopted the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 500,000 shares were originally reserved for issuance under the 2004 Plan. In December 2005, our stockholders approved an increase in the 2004 Plan from 500,000 shares to 1,000,000 shares.  In December 2007, our stockholders approved an increase in the 2004 Plan from 1,000,000 shares to 2,000,000 shares. In March 2012, our stockholders approved an increase in the 2004 Plan from 2,000,000 shares to 4,000,000. The 2004 Plan expired in May 2014, as such no further options grants may be issued under this plan.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each of the options has an exercise price of $1.40 per share. One-half of options granted to each of Messrs. Bolduc, Deschenes, Silvestri and Ms. Baron were immediately exercisable and the other one-half became exercisable on September 7, 2013. One-third of the new options granted to each of Dr. McGann and Dr. Jones were immediately exercisable, one-third became exercisable on September 7, 2013, and the remaining one-third became exercisable on September 7, 2014, subject to acceleration of vesting upon a “Change in Control.” Options granted to Messrs. Turmelle, Safir, Liscouski, Keating and the Estate of Mr. Levangie are immediately exercisable in full. All of the options will expire on September 6, 2022, subject to earlier expiration with respect to Messrs. Bolduc, McGann, Deschenes, Jones, Silvestri and Ms. Baron in connection with the termination or cessation of their respective employment with the company.

On September 7, 2012, the Board of Directors adopted the Implant Sciences Corporation Change of Control Payment Plan, the purpose of which is to reward management for the increases in shareholder value generated between January 2009 and the present.

On January 2, 2009, the closing price of our common stock on the NYSE Amex LLC was $0.18 per share. On the date the plan was adopted, the closing price of the common stock on the OTC Markets Group’s OTCPK tier was $1.40. Our Board of Directors believes that this increase in shareholder value is directly attributable to the dedication and hard work of our management team, employees and directors. Accordingly, our management and directors have not significantly benefitted from the increase in shareholder value between January 2009 and the present, and the plan is intended to provide value to our management and directors equivalent to the value they would have earned had they owned a more significant portion of our equity.

Pursuant to the plan, the Board established a target level of stock ownership for each officer as a percentage of our fully diluted capitalization, and a corresponding ownership percentage for directors. To reflect the increase in shareholder value between January 2009 and the adoption of the plan, the Board determined that each officer and director should be allocated a “Change of Control Payment” equal to the product of (x) the closing price of our common stock on September 7, 2012 (i.e., $1.40) less a “floor price,” multiplied by (y) the number of additional stock options granted to each participant on the same date. The floor price applicable to directors and officers who served us at the beginning of the turn-around is $0.20, i.e., slightly above the closing price of the common stock on January 2, 2009. The floor prices for Dr. McGann and Dr. Jones are $0.51 and $0.67, respectively, reflecting the closing prices of the common stock on the dates those officers joined us. The benefits under the plan are payable upon, and only upon, a “Change of Control,” as defined in the plan, involving the company.  Accordingly, the payment of the benefits allocated under the plan will be further deferred until such time that all shareholders receive payments for or in respect of their common stock in a transaction constituting a Change of Control.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 6, 2014, our Board of Directors approved the following grant of options:

Named Executives and Directors	Shares Granted
Glenn D. Bolduc	75,000
Dr. William J. McGann	75,000
Roger P. Deschenes	50,000
Dr. Darryl K. Jones	50,000
Michael C. Turmelle	25,000
Howard Safir	25,000
Robert P. Liscouski	25,000
John A. Keating	25,000
Todd A. Silvestri	50,000
Brenda L. Baron	50,000
450,000

Each of the options has an exercise price of $0.79 per share and all of the options will expire on March 5, 2024.

The options shall vest and become exercisable in full upon the later of (i) the addition of our QS-B220 product to the Transportation Security Administration Qualified Product List for passenger checkpoint screening and (ii) our receipt of an initial order under an indefinite delivery / indefinite quantity contract with the Transportation Security Administration. ASC718 “Compensation – Stock Compensation” requires that recognition of compensation expense for an award with a performance condition shall be based on the probable outcome of that performance condition. We have determined that it is probable that both performance conditions will be satisfied within one year from the date of grant and have accrued stock-based compensation in our consolidated statements of operations and comprehensive loss for the year ended June 30, 2014.

On July 2, 2014, our Board of Directors adopted the 2014 Stock Option Plan (the “2014 Plan”). The 2014 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 15,000,000 shares were originally reserved for issuance under the 2014 Plan. At June 30, 2014, no option awards have been granted under the 2014 Plan. The 2014 Plan has not been approved by our stockholders.

As of June 30, 2014, there were options outstanding to purchase 18,420,316 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

We issued 407,066 and 1,421,183 shares of common stock during the years ended June 30, 2014 and 2013, respectively, as a result of the exercise of options by employees and consultants.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity of the 2000 and 2004 Stock Option Plans for the year ended June 30, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of July 1, 2013	17,905,001	$1.22	7.9	$-
Issued	2,164,654	0.99
Exercised	(407,066)	0.14
Cancelled	(1,242,273)	1.06
Options outstanding as of June 30, 2014	18,420,316	$1.22	7.1	$-
Options exercisable as of June 30, 2014	15,385,445	$1.25	7.2	$-
Options vested or expected to vest as of June 30, 2014	18,048,715	$1.23	7.1	$-

The following table presents the activity of the 2000 and 2004 Stock Option Plans for the year ended June 30, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of July 1, 2012	4,986,000	$0.43	5.0	$4,861
Issued	14,565,000	1.38
Exercised	(1,421,183)	0.16
Cancelled	(224,816)	0.98
Options outstanding as of June 30, 2013	17,905,001	$1.22	7.8	$-
Options exercisable as of June 30, 2013	9,924,140	$1.17	7.9	$-
Options vested or expected to vest as of June 30, 2013	17,181,792	$1.22	7.9	$-

The weighted average grant date fair value of options granted for the years ended June 30, 2014 and 2013 were $0.72 and $1.22, respectively.  See Note 2 for further discussion on the methods and assumptions used in determining the fair value of our options.

The following table sets forth information regarding outstanding options at June 30, 2014:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$0.08 - $0.49	1,701,150	3.2	$0.27	1,513,267	$0.25
$0.52 - $1.00	2,450,833	5.1	$0.80	1,098,001	$0.74
$1.15 - $2.30	14,208,333	7.9	$1.39	12,714,177	$1.40
$3.07 - $3.89	45,000	1.0	$3.71	45,000	$3.71
$9.92 - $10.00	15,000	0.4	$9.97	15,000	$9.97
	18,420,316	7.1	$1.22	15,385,445	$1.25

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014 there was $1,207,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This expense is expected to be recognized as follows:

Years Ending June 30: (In thousands)
2015	$909
2016	267
2017	31
$1,207

As of June 30, 2014, the unrecognized compensation expense related to stock option awards is expected to be recognized as expense over a weighted-average period of 1.1 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2014 of $1.04 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2014.  Total intrinsic value of stock options exercised under the stock option plans for the years ended June 30, 2014 and 2013 was $233,000 and $1,557,000, respectively.  The total fair value of stock options that vested during the years ended June 30, 2014 and 2013 was $460,000 and $9,622,000, respectively.

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

As of June 30, 2014, there were warrants outstanding to purchase 3,568,860, shares of our common stock at exercise prices ranging from $0.54 to $1.22 expiring at various dates between June 26, 2015 and April 1, 2021.

We estimated the fair value of the warrants issued during fiscal 2014 and fiscal 2013 using the Black-Scholes option pricing model with the following input assumptions:

	Years Ended
	June 30, 2014	June 30, 2013
Dividend yield	0.0%	0.0%
Weighted-average volatility	124.2%	80.9%
Weighted-average risk-free interest rate	1.52%	0.79%
Weighted-average life of warrants	4.7 years	4.8 years

We issued one warrant in fiscal 2014 and eight warrants in fiscal 2013. For the years ended June 30, 2014 and 2013, we recorded non-cash charges for warrants that vested of $1,058,000 and $696,000, respectively, in our consolidated statements of operations.

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2014:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Intrinsic Value per Share
$0.54 - $0.54	200,000	$0.54	$0.50
$0.79 - $1.00	1,125,000	$0.81	$0.23
$1.10 - $1.22	2,243,860	$1.11	$(0.07)
	3,568,860	$0.98	$0.06

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the warrant activity for the years ended June 30, 2014 and 2013:

	2014		2013
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Warrants outstanding as of July 1	3,780,352	$0.99	3,555,352	$0.59
Issued	25,000	0.79	2,400,000	1.12
Exercised	(36,492)	0.30	(1,104,204	0.08
Expired	(200,000)	1.20	(1,070,796)	0.92
Warrants outstanding as of June 30	3,568,860	$0.93	3,780,352	$0.99
Warrants exercisable as of June 30	3,093,859	$0.96	1,958,688	$0.88
Weighted-average fair value of warrants granted during the year		$0.66		$0.71

Employee Stock Purchase Plan

In December 2006, we adopted the 2006 Employee Stock Purchase Plan. This plan provides a method whereby our employees have an opportunity to acquire an ownership interest in the company through the purchase of shares of our common stock through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The plan periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to us and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of June 30, 2014 and 2013, a total of 380,543 shares are available for issuance under the 2006 Plan.

We issued no shares of common stock during the years ended June 30, 2014 and 2013, under the employee stock purchase plan.

15.

Benefit Plans and Employment Agreements of Executive Officers

We have a defined contribution plan, the Implant Sciences Corporation 401(k) Profit Sharing Plan, established under Section 401(k) of the Internal Revenue Code. All full-time employees who are 21 years of age are eligible to participate on the beginning of the first month after 30 days of employment. The company’s contributions are discretionary. We made no matching contributions during either fiscal 2014 or 2013.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new agreement also provides that Mr. Bolduc is eligible to receive cash bonuses of up to 50% of his annualized base salary for the fiscal year ended June 30, 2014 and for subsequent fiscal years. The amount of the bonus payable with respect to any fiscal year, if any, will be determined by the Board, in its sole discretion, provided that no bonus will be payable unless we achieve certain revenue and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets established by the Board for the respective fiscal year .  We did not achieve these targets and no bonus was payable to Mr. Bolduc for the fiscal year ended June 30, 2014. In August 2013, however, the Board agreed to pay Mr. Bolduc a bonus of $50,000 with respect to the fiscal year ended June 30, 2013 if the company receives certain governmental approvals for its QS-B220 desktop explosives and narcotics detector by December 31, 2013 and enters into a procurement contract with a specific agency of the United States government on or before February 1, 2014 (the “Bonus Milestones”). We did not achieve these milestones and no bonus was payable to Mr. Bolduc for the fiscal year ended June 30, 2013. During the year ended June 30, 2013, Mr. Bolduc was paid bonuses of $136,250 and $162,500, representing bonuses earned in our fiscal years ended June 30, 2009 and June 30, 2012, respectively.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreement provides for Dr. McGann to be eligible to receive incentive compensation in an amount of up to $137,500 for the fiscal year ended June 30, 2014 upon the achievement of certain performance milestones to be established by the Board of Directors.  We did not achieve these milestones and no bonus was payable to Dr. McGann for the fiscal year ended June 30, 2014. In August 2013, however, the Board agreed to pay Dr. McGann a bonus of $41,250 with respect to the fiscal year ended June 30, 2013 if the company achieves the Bonus Milestones described above. We did not achieve these milestones and no bonus was payable to Dr. McGann for the fiscal year ended June 30, 2013. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. McGann within 60 days after commencement of each such fiscal year.

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

The agreement provides for Dr. Jones to be eligible to receive incentive compensation in an amount of up to $122,500 for the fiscal year ended June 30, 2014 upon the achievement of certain performance milestones to be established by the Board of Directors. We did not achieve these milestones and no bonus was payable to Dr. Jones for the fiscal year ended June 30, 2014.  In August 2013, however, the Board agreed to pay Dr. Jones a bonus of $29,375 with respect to the fiscal year ended June 30, 2013 if the company achieves the Bonus Milestones described above. We did not achieve these milestones and no bonus was payable to Dr. Jones for the fiscal year ended June 30, 2013. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. Jones within 60 days after commencement of each such fiscal year.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.

Subsequent Events

On July 1, 2014, we remitted $858,333 in payment of interest accrued under our senior secured promissory note with BAM funding for which was obtained under our credit facility with DMRJ.

On July 2, 2014, our Board of Directors adopted the Company’s 2014 Stock Option Plan, reserving 15,000,000 shares of the our common stock for issuance thereunder and approved stock option awards to non-employee directors, executive management and employees that aggregated to 4,210,000 shares.

The following grants of options to our named executives and directors were approved by our Board of Directors:

Named Executives and Directors	Shares Granted
Glenn D. Bolduc	300,000
Dr. William J. McGann	300,000
Roger P. Deschenes	300,000
Dr. Darryl K. Jones	300,000
Michael C. Turmelle	300,000
Howard Safir	300,000
Robert P. Liscouski	300,000
John J. Hassett	100,000
John A. Keating	300,000
Todd A. Silvestri	300,000
Brenda L. Baron	300,000
3,100,000

Each of these options has an exercise price of $1.10 per share.

On September 2, 2014, DMRJ converted $212,000 of the accrued interest owed by us under a promissory note into 2,650,000 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

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

Dated: September 29, 2014	Implant Sciences Corporation
	By:	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 29, 2014	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer (Principal Executive Officer and) Chairman of the Board
Dated: September 29, 2014	/s/ William J. McGann William J. McGann Chief Operating Officer and Director
Dated: September 29, 2014	/s/ Roger P. Deschenes Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: September 29, 2014	/s/ Michael C. Turmelle
Michael C. Turmelle Director
Dated: September 29, 2014	/s/ Robert P. Liscouski
Robert P. Liscouski Director
Dated: September 29, 2014	/s/ Howard Safir
Howard Safir Director
Dated: September 29, 2014	/s/ John A. Keating
John A. Keating Director
Dated: September 29, 2014	/s/ John J. Hassett
John J. Hassett Director