Form 10-K/A
period 2014-06-30
IMPLANT SCIENCES CORP
filed 2014-10-28
CIK 1068874

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

Registrant’s telephone number, including area code: (978) 752-1700

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

❑  Accelerated Filer

❑  Non-accelerated Filer (do not check if a smaller reporting company)

☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes ❑  No ☒

As of October 23, 2014, 68,938,120 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2013, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $51,276,000 based on the last sale price the Over-The-Counter-Bulletin-Board on such date.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, originally filed on September 29, 2014 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of our fiscal year ended June 30, 2014.  This Amendment includes the Interactive Data Files (Exhibit 101) formatted in XBRL (“Extensible Business Reporting Language”) with tagging of the notes to the consolidated financial statements as required by Rule 405 of Regulation S-T. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

In May 2009, our Board of Directors increased the size of the board from five directors to seven directors.  Our Board of Directors is currently comprised of seven directors.  The directors and named executive officers, their ages and positions, as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of September 30, 2014.

There are no family relationships between any director, named executive officer, or person nominated or chosen to become a director or executive officer.

Executive Officers and Directors	Age	Position
Glenn D. Bolduc	62	Chairman of the Board, President and Chief Executive Officer
Brenda L. Baron	52	Vice President, Manufacturing
Roger P. Deschenes	56	Vice President, Finance and Chief Financial Officer
Dr. Darryl K. Jones	56	Vice President, Sales, Marketing and Technical Services
Dr. William J. McGann	56	Chief Operating Officer, Director
Todd A. Silvestri	48	Vice President, Advanced Technology and Product Development
John J. Hassett	62	Director
John A. Keating	61	Director
Robert P. Liscouski	60	Director
Howard Safir	73	Director
Michael C. Turmelle	55	Director

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

Brenda L. Baron has served as our Vice President, Manufacturing since February 2009, having joined the company in April 2004.  Ms. Baron developed the Security Division's manufacturing operations, as well as manufacturing, test, and documentation control. Prior to joining the Company, Ms. Baron served as Documentation Engineer with the instrumentation division of Milipore Corporation, from 2002 to 2004, and was employed at Ion Track Instruments, an explosives trace detector manufacturer, as Configuration Manager, from 1998 to 2001, where she played a key role in bringing handheld, bench top, and portal trace detectors into production.

Roger P. Deschenes joined us in June 2008 as Controller, was promoted to Vice President, Finance in January 2009 and to Chief Financial Officer in July 2010. Mr. Deschenes has more than 25 years of accounting and financial leadership experience with publicly traded and private companies. Prior to joining Implant Sciences, Mr. Deschenes served as Vice President, Finance with Beacon Roofing Supply, Inc. from 2006 to 2007. From 1990 to 2006, Mr. Deschenes served in several senior accounting and financial capacities at Saucony, Inc. including: Vice President, Controller, Chief Accounting Officer and Assistant Treasurer.  Saucony, Inc. was sold to Stride Rite, Inc. in 2005. Mr. Deschenes received a B.S. in Business Administration from Salem State University and is a Certified Management Accountant.

Dr. Darryl K. Jones joined us in May 2012 as Vice President, Sales and Marketing and assumed responsibility for our Technical Services in March 2014. From 2009 until he joined the Company, Dr. Jones served as Vice President, Global Product Management at Morpho Detection, Inc., a business unit of the Safran Group. From 2006 through 2009, Dr. Jones served as General Manager, Global Security Sales at GE Security and served as Global Business Manager at GE Healthcare from 2003 through 2006. Dr. Jones holds a Ph.D. in Optical Science and Engineering from the University of Alabama in Huntsville, a Master of Arts degree in Physics and a B.A. from Fisk University.

Dr. William J. McGann joined us in April 2012 as Chief Operating Officer. Dr. McGann was also appointed as a director of the Company. Dr. McGann had served as a strategic advisor to Glenn D. Bolduc, Chief Executive Officer of the Company, since April 2011. Dr. McGann served as Vice President, Engineering, Global Fire Products, UTC Fire and Security, a business unit of United Technologies Corporation, from March 2010 until his appointment as Chief Operating Officer of the Company. From January 2005 through March 2010, Dr. McGann served as Vice-President, Research and Development at GE Ion Track and was promoted to Chief Technology Officer of GE Security. From January 1991 through January 2005, Dr. McGann served as Vice President, Research and Development and was one of the founders of Ion Track Instruments, where he played a key role in creating an industry around explosives trace detection science and technology. Ion Track was sold to General Electric in 2005. Dr. McGann holds a Ph.D. in Physical Chemistry from the University of Connecticut, where his doctoral work was in the area of Magnetic Resonance and Laser Spectroscopy.

Our Board of Directors has concluded that Dr. McGann is uniquely qualified to serve as a director based on his experience and leadership as an executive of a public company and his deep knowledge of the security industry and specific expertise in explosives trace detection.

Todd A. Silvestri joined us in September 2008 as Vice President, Advanced Technology and Product Development and is directly responsible for the design and commercialization of the Company’s advanced explosive trace detection solutions. Previously, Mr. Silvestri was Senior Vice President of Century Capital Partners, assisting his clients in defining optimal exiting strategies, securing capital, and expanding into foreign markets. Prior to that, he led new product development for Environmental Systems Products, where he was responsible for expanding the company’s traditional business-to-government services into new frontiers by commercializing products and services for private business clients and consumers. In 2003, Mr. Silvestri founded APAC Global LLC providing consulting in the areas of company establishment, localization/relocation of operations, supply chain management, and organizational design primarily focused with small to medium sized companies expanding to, or within, the Asia Pacific Region. Mr. Silvestri holds an M.B.A. from the Kellogg School of Management at Northwestern University, as well as a B.S. in Chemical Engineering from Clarkson University.

John J. Hassett has served on our Board of Directors since March 2014. Since January 2012, Mr. Hassett has been the Managing Principal of Little Harbor Advisors LLC, a registered hedge fund management firm, and he has been the Managing Principal of Tuckerbrook LLC, a private equity fund-of-funds manager, since 2004. Prior to joining Tuckerbrook, Mr. Hassett was a technology entrepreneur and founder of three technology companies. Mr. Hassett organized Multilink, Inc., a manufacturer of telecommunications network components, in 1983. Multilink was later acquired by PictureTel Corporation to form what was then the largest teleconferencing systems company in the world. In 1990, Mr. Hassett founded AT/Comm Incorporated, a pioneer in the use of microwave for electronic toll collection and other transportation uses. Mr. Hassett holds seven patents in microwave systems in this area. AT/Comm was acquired by Scientific Applications International Corporation in 1997. In 1997, Mr. Hassett led the consolidation of nine privately owned companies to form Vialog Corporation, a provider of teleconferencing and other group communications services that completed its initial public offering in 1999 and was acquired by a French firm in 2002. As an entrepreneur and investment manager, Mr. Hassett has been responsible for numerous licensing agreements, M&A transactions, private and public equity and debt financings, and business restructurings, and he has in-depth experience in corporate finance, business integration, and strategic planning.

Our Board of Directors has concluded that Mr. Hassett is uniquely qualified to serve as a director based on his past and current leadership and executive roles, financial skills and business judgment.

John A. Keating has served on our Board of Directors since May 2009.  Mr. Keating has been an independent consultant since April 2012, prior to which time he served as the Vice President of Global Customer Fulfillment for the Timberland Company, a premium global footwear brand. Mr. Keating was responsible for all transportation, distribution, customs, and order management. In addition, Mr. Keating oversaw North American customer service and apparel sourcing operations.  Mr. Keating holds a B.A. degree from Bridgewater State University and an M.B.A. from Suffolk University. He is a recognized expert in supply chain and supply chain systems.

Our Board of Directors has concluded that Mr. Keating is uniquely qualified to serve as a director based on his experience and leadership roles as an executive of a public company and his knowledge of transportation and distribution operations.

Robert P. Liscouski has served on our Board of Directors since May 2009.  From July 2009 until November 2013, Mr. Liscouski served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that had been retained by us to assist with our efforts to acquire additional capital. Mr. Liscouski also serves as a senior partner at Edge360, a leading security technology and situational awareness solutions provider to the homeland security marketplace that was been retained by us in fiscal 2013. Mr. Liscouski was the first Assistant Secretary for Infrastructure Protection for the Department of Homeland Security, serving from March 2003 to February 2005.  Mr. Liscouski’s private sector experience includes serving as the CEO of Content Analyst, a software company that automates the analysis and categorization of large volumes unstructured text and data, as Director of Information Assurance for The Coca-Cola Company and Vice President, Law Enforcement Division, for ORION Scientific Systems.  Mr. Liscouski’s government experience includes 11 years as a Special Agent with the Diplomatic Security Service of the U.S. Department of State with assignments including being the State Department representative to INTERPOL, Mobile Training Team Leader, Beirut and Rome, and five years with the Bergen County, NJ, Prosecutor’s Office as an undercover and homicide investigator.  Mr. Liscouski is a Senior Fellow at the Center of Strategic and International Studies in Washington, D.C. and served for 12 years as an advisor to the U.S. government on technology matters.  Mr. Liscouski holds a B.S. degree in Criminal Justice from John Jay College of Criminal Justice and a Master of Public Administration degree from the Kennedy School of Government, Harvard University.

Our Board of Directors has concluded that Mr. Liscouski is uniquely qualified to serve as a director based on his experience and leadership roles in public safety and security as a senior official with the Department of Homeland Security and based on his experience and leadership roles in the private sector.

Howard Safir has served on our Board of Directors since May 2009.  Mr. Safir has served as Chief Executive Officer of the security consulting and investigations unit of GlobalOptions Group, Inc., since May 2006 and as Chairman, Chief Executive Officer and Principal of the November Group, a company that provides strategic advisory and customer acquisition services to companies in the security, law enforcement, intelligence and defense industries. Mr. Safir was the founder, Chairman and Chief Executive Officer of SafirRosetti, LLC, a premier security consulting company, from December 2001 until its acquisition in May 2006 by GlobalOptions Group, Inc. Prior to that time, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services. In 1996, Mr. Safir was appointed the 39th Police Commissioner of the City of New York by Mayor Rudolph W. Giuliani, after serving as New York City’s 29th Fire Commissioner for the prior two years, making him the only individual in the history of New York City to serve as both police and fire commissioner. Previously, he was the Assistant Director of the Drug Enforcement Agency and also served as Chief of the Witness Security Division, U.S. Marshals Service. Mr. Safir currently serves as a director of Verint Systems, Inc., a publicly traded company, and LexisNexis Special Services, Inc., a private company.  From February 2004 to October 2006, Mr. Safir served as Chairman of the Board of Directors of GVI Security Solutions, Inc., a provider of video surveillance and security solutions products and from June 2005 to July 2006 served as a director of Blastgard International, Inc., a developer and designer of proprietary blast mitigation materials, both of which are public companies.  Mr. Safir also served as a Chairman of the Board of Directors of National Security Solutions Inc., from March 2008 to April 2010, a private company organized for the purpose of effecting a business combination, including with entities involved in the security and homeland defense industries. Mr. Safir received his B.A. in History and Political Science from Hofstra University in 1963. He attended Harvard University's John F. Kennedy School of Government, receiving certificates in the programs for Senior Managers in Government in 1988 and for National and International Security in 1989.  Mr. Safir is a member of the Board of Trustees of Hofstra University and a director of the foundation of the International Association of Chiefs of Police.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to the Company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2014, with the exception of Mr. Bolduc, who filed one such report on July 10, 2014 with respect to the exercise of an incentive stock option on March 5, 2014 to purchase 276,400 shares of our Common Stock, and Mr. Safir, who filed one such report on August 21, 2013 with respect to the grant of a non-qualified stock option on August 13, 2013 to purchase 25,000 shares of our Common Stock.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief operating officer and chief financial officer.  The code of ethics is posted on our website at www.implantsciences.com.We intend to include on our website any amendments to, or waivers from, any provision of our code of ethics that applies to our chief executive officer, chief operating officer and chief financial officer that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K.

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

Board Attendance

The Board of Directors met three times and held four meetings by telephone conference call during the fiscal year ended June 30, 2014.  In addition, on one occasion the Directors adopted certain resolutions by unanimous written consent in lieu of a meeting. With the exception of Mr. Safir, each director attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which he served during fiscal 2014.

The Board of Directors has four standing committees; Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee, and Risk Management Committee.  The Committees of the Board are primarily responsible for considering and overseeing risks within their particular areas of concern. The membership of each committee, as of September 30, 2014, is indicated in the table below:

Director	Audit	Compensation	Nominating / Corporate Governance	Risk Management
John J. Hassett	X	X	X
John A. Keating		X	X	X
Robert P. Liscouski			X	Chairman
Howard Safir	X		X
Michael C. Turmelle	Chairman	X

Nominating/Corporate Governance Committee

Effective as of September 30, 2014, the Nominating/Corporate Governance Committee consists of Messrs. Hassett, Keating, Liscouski and Safir. The Board is currently in the process of appointing a chairman of the Nominating/Corporate Governance Committee.  The Nominating/Corporate Governance Committee leads the Board’s effort at ensuring we have qualified directors by: (i) identifying individuals qualified to become Board members consistent with criteria approved by the Board and recommending to the Board a group of director nominees for each annual meeting of stockholders; (ii) recommending nominees to fill any vacancies which may occur during the year; (iii) considering candidates for nominees as directors of the Company who are recommended by stockholders entitled to do so under our by-laws; and (iv) ensuring that the Audit, Compensation and Nominating/Corporate Governance Committees of the Board have qualified and experienced directors, at least two of whom must be “independent.”  The Board has adopted a written charter for the Nominating/Corporate Governance Committee which is posted on our website at www.implantsciences.com.

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

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Effective as of September 30, 2014, the Audit Committee consists of Messrs. Hassett, Turmelle and Safir.

The Board of Directors has determined that Mr. Hassett and Mr. Turmelle, who serves as the Chairman of the Audit Committee, are “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

In this context, the Audit Committee has met and held discussions with management and the Company's independent registered public accounting firm. During the fiscal year ended June 30, 2014, the Audit Committee held four meetings by telephone conference call. The Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended (AICPA, Professional Standards, Vol. 1 AU 380), and as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee has discussed with the independent registered public accounting firm the auditor's independence from the Company and management. In addition, the Audit Committee received the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board Ethics and Independence Rule 3526, regarding the independent public accounting firm’s communications with the Audit Committee concerning independence.

 In reliance on the reviews and discussions referred to above, the Audit Committee approved that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014.

  The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

Compensation Committee

Effective as of September 30, 2014, the Compensation Committee consists of Messrs. Hassett, Keating and Turmelle. The Board is currently in the process of appointing a chairman of the Compensation Committee. The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans. During the fiscal year ended June 30, 2014, the Compensation Committee met two times. The responsibilities of the Compensation Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

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

In February 2013, the Committee, acting on behalf of the Board of Directors, retained CFS Consulting, Inc., to analyze the Company’s then-current base salary levels for its officers, establish typical market annual cash incentive award values, and provide recommendations regarding base salary ranges and annual bonus values. CFS Consulting also performed a market review of total compensation for non-management directors. Consistent with CFS Consulting’s recommendations, in June 2013, the Board of Directors approved an amended and restated employment agreement for Mr. Bolduc and, in August 2013, the Board of Directors approved bonuses for the Company’s officers with respect to fiscal 2013, the payment of which was contingent upon the achievement of certain performance milestones, base salary adjustments with respect to the Company’s officers with respect to fiscal 2014, and additional option grants to the Company’s officers. We did not achieve these milestones and no bonus was payable to the Company’s officers.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has determined that, as of September 30, 2014, each of the members of the Compensation Committee is an “independent” director within the meaning of NASDAQ Marketplace Rule 4200(a)(15) and meets the independence requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Risk Oversight; Risk Management Committee

The Board of Directors is responsible for oversight of our risk management process. Effective as of September 30, 2014, the Risk Management Committee consists of Messrs. Keating and Liscouski.  Mr. Liscouski serves as the Chairman, focusing on risk management issues. Our senior management is responsible for risk management on a day-to-day basis, including identifying risks, managing risks, and reporting and communicating risks to the Board of Directors. The Board of Directors, including the Risk Management Committee, reviews various areas of significant risk to the Company, and advises management on policies, strategic initiatives, annual reports on internal controls and other actions. Specific examples of risks primarily overseen by the full Board of Directors include competition risks, industry risks, economic risks, business operations and employee compensation risks and risks related to acquisitions and dispositions.

Item 11.

Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation earned in our last two fiscal years, ended June 30, 2014 and 2013, by our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and our other most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal years ended June 30, 2014 and 2013 (together, the “Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Named Executive Officers
Glenn D. Bolduc	2014	$400,000	$-	$603,398	$127,211	$1,130,609
Chairman, President and	2013	$400,000	$-	$5,823,552	$34,366	$6,257,918
Chief Executive Officer

Dr. William J. McGann	2014	$270,000	$-	$604,300	$1,105	$875,405
Chief Operating Officer	2013	$250,000	$-	$1,069,281	$1,502	$1,320,783

Dr. Darryl K. Jones	2014	$245,000	$-	$504,637	$991	$750,628
Vice President, Sales, Marketing	2013	$235,000	$-	$897,741	$1,465	$1,134,205
and Technical Services

Roger P. Deschenes	2014	$230,000	$-	$124,771	$914	$355,685
Vice President, Finance and	2013	$220,000	$-	$1,132,610	$1,428	$1,354,037
Chief Financial Officer

Todd A. Silvestri	2014	$200,000	$-	$89,398	$265	$289,663
Vice President, Advanced	2013	$190,000	$-	$782,131	$1,353	$973,484
Technology and Product
Development

(1)

As of October 22, 2014, no bonus compensation has been awarded to the Named Executive Officers with respect to fiscal 2014. In August 2013, the Board of Directors approved contingent bonuses for the Named Executive Officers in the amounts set forth below:

Named Executive Officer	Contingent 2013 Bonus
Glenn D. Bolduc	$50,000
Dr. William J. McGann	$31,250
Dr. Darryl K. Jones	$29,375
Roger P. Deschenes	$27,500
Todd A. Silvestri	$23,750

The payment of these bonuses was contingent on the Company’s receipt of certain governmental approvals for its QS-B220 benchtop explosives and narcotics detector by December 31, 2013 and the execution of a procurement contract with a specific agency of the United States government on or before February 1, 2014. The Board of Directors determined that the Company did not achieve the milestones and, therefore, no bonuses were payable to the Company’s officers with respect to fiscal 2013.

(2)

The amount reported in this column for the Named Executive Officer represents the dollar amount recognized for financial statement reporting purposes in fiscal 2014 and 2013, with respect to options granted to the Named Executive Officers, determined in accordance with Accounting Standards Codification 718-11-25 Compensation – Stock Compensation.  See Note 2 of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the assumptions used in determining the value of such awards.

(3)

Included in “all other compensation” for Mr. Bolduc with respect to fiscal 2014 is $100,000 of accrued vacation pay that was utilized on March 4, 2014 to exercise an incentive stock option and pay the required withholding taxes resulting from exercise of the stock option. All other compensation also includes, but is not limited to, vehicle allowances, legal fees, key man life insurance premiums and premiums paid by us for disability and group term life insurance for the chief executive officer and all named executive officers, are set forth in the following table:

	Accrued Vacation	Disability and Group Term Life Insurance Premiums	Vehicle Allowance	Legal Fees	Key Man Life Insurance	Total
Fiscal Year 2014
Named Executive Officers
Glenn D. Bolduc	$100,000	$1,346	$18,000	$-	$7,865	$127,211
Dr. William J. McGann	$-	$1,105	$-	$-	$-	$1,105
Dr. Darryl K. Jones	$-	$991	$-	$-	$-	$991
Roger P. Deschenes	$-	$914	$-	$-	$-	$914
Todd A. Silvestri	$-	$265	$-	$-	$-	$265

Fiscal Year 2013
Named Executive Officers
Glenn D. Bolduc	$-	$1,428	$16,200	$8,873	$7,865	$34,366
Dr. William J. McGann	$-	$1,502	$-	$-	$-	$1,502
Dr. Darryl K. Jones	$-	$1,465	$-	$-	$-	$1,465
Roger P. Deschenes	$-	$1,428	$-	$-	$-	$1,428
Todd A. Silvestri	$-	$1,353	$-	$-	$-	$1,353

Grants of Plan-Based Awards to Named Executive Officers

The following table sets forth the individual grants of plan-based awards to the Named Executive Officers in the fiscal year ended June 30, 2014. Please see the “Outstanding Equity Awards at 2014 Fiscal Year-End” for the outstanding stock option awards and unvested stock awards held by each of the Named Executive Officers as of June 30, 2014.

Fiscal 2014 Grants of Plan-Based Awards
								All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Named Executive Officers	Grant Date (1), (2)	Threshold	Target	Maximum	Threshold	Target	Maximum
Glenn D. Bolduc	8/13/2013	$-	$-	$-	$-	$-	$-	207,520	$1.14	$163,941
	3/6/2014	$-	$-	$-	$-	$-	$-	75,000	$0.79	$51,750
Dr. William J. McGann	8/13/2013	$-	$-	$-	$-	$-	$-	201,028	$1.14	$158,812
	3/6/2014	$-	$-	$-	$-	$-	$-	75,000	$0.79	$51,750
Dr. Darryl K. Jones	8/13/2013	$-	$-	$-	$-	$-	$-	141,502	$1.14	$111,787
	3/6/2014	$-	$-	$-	$-	$-	$-	50,000	$0.79	$34,500
Roger P. Deschenes	8/13/2013	$-	$-	$-	$-	$-	$-	141,502	$1.14	$111,787
	3/6/2014	$-	$-	$-	$-	$-	$-	50,000	$0.79	$34,500
Todd A. Silvestri	8/13/2013	$-	$-	$-	$-	$-	$-	119,051	$1.14	$94,050
	3/6/2014	$-	$-	$-	$-	$-	$-	50,000	$0.79	$34,500

(1)

Options granted on August 13, 2013 were exercisable in three equal annual installments commencing on August 13, 2014, subject to the Company’s achievement of certain performance milestones on or before February 1, 2014. The Company did not achieve the milestones and, therefore, the options expired on February 1, 2014.

(2)

Options granted on March 6, 2014 vest and become exercisable in full upon the later of (i) the addition of the Company’s QS-B220 Product to the Transportation Security Administration (“TSA”) Qualified Product List for passenger checkpoint screening and (ii) the receipt of an initial order for such products under an indefinite delivery/indefinite quantity contract with the TSA. The options expire on March 5, 2024. As of October 22, 2014, none of these options has vested.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Named Executive Officers

On June 25, 2013, we amended and restated our employment agreement with Mr. Glenn D. Bolduc, our President and Chief Executive Officer. The amended agreement will remain in effect through June 30, 2016, after which, the agreement will automatically renew for additional one-year periods unless notice of non-renewal is given by either party. The agreement establishes Mr. Bolduc’s base salary at the rate of $400,000 per year. Mr. Bolduc’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement also provides that Mr. Bolduc is eligible to receive cash bonuses of up to 50% of his annualized base salary for the fiscal years ended June 30, 2013, June 30, 2014 and for subsequent fiscal years. The amount of the bonus payable with respect to any fiscal year, if any, is determined by the Board, in its sole discretion, provided that no bonus will be payable unless we achieve certain revenue and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets established by the Board for the respective fiscal year.  We did not achieve these targets and no bonus was payable to Mr. Bolduc for the fiscal year ended June 30, 2014. In August 2013, the Board awarded Mr. Bolduc a bonus of $50,000 with respect to the fiscal year ended June 30, 2013, payment of which was contingent on the Company receipt of certain governmental approvals for its QS-B220 desktop explosives and narcotics detector by December 31, 2013 and the execution of a procurement contract with a specific agency of the United States government on or before February 1, 2014 (the “Bonus Milestones”). We did not achieve these milestones and no bonus was payable to Mr. Bolduc for the fiscal year ended June 30, 2013. During the year ended June 30, 2013, Mr. Bolduc was paid bonuses of $136,250 and $162,500, representing bonuses earned in our fiscal years ended June 30, 2009 and June 30, 2012, respectively.

Mr. Bolduc is eligible to receive such additional compensation as the Board may, in its sole discretion, award from time to time. In addition, Mr. Bolduc receives a car allowance and may participate in our employee fringe benefit programs or programs readily available to employees of comparable status and position.

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

In March 2012, we entered into a three-year employment agreement with Dr. William J. McGann, our Chief Operating Officer, pursuant to which Dr. McGann received a base salary of $270,000 in the fiscal year ended June 30, 2014. After the third year, the agreement will automatically continue unless notice of termination is given by either party.  We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Dr. McGann employment is terminated by us without “cause” or Dr. McGann resigns for “good reason” (as those terms are defined in the agreement).  Dr. McCann’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Dr. McGann was eligible to receive incentive compensation in an amount of up to $137,500 for the fiscal year ended June 30, 2014 upon the achievement of certain performance milestones to be established by the Board of Directors.  We did not achieve these milestones and no bonus was payable to Dr. McGann for the fiscal year ended June 30, 2014. In August 2013, however, the Board awarded Dr. McGann a bonus of $41,250 with respect to the fiscal year ended June 30, 2013, payment of which was contingent on the achievement of the Bonus Milestones described above. We did not achieve these milestones and no bonus was payable to Dr. McGann for the fiscal year ended June 30, 2013. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. McGann within 60 days after commencement of each such fiscal year.

In May, 2012, we entered into a three-year employment agreement with Dr. Darryl Jones, our Vice President of Sales and Marketing, pursuant to which Dr. Jones received a base annual salary of $245,000 in the fiscal year ended June 30, 2014. After the third year, the agreement will automatically continue unless notice of termination is given by either party. We may terminate the agreement at any time without cause, on 30 days’ written notice. The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Dr. Jones employment is terminated by us without “cause” or Dr. Jones resigns for “good reason” (as those terms are defined in the agreement). Dr. Jones’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Dr. Jones was eligible to receive incentive compensation in an amount of up to $122,500 for the fiscal year ended June 30, 2014 upon the achievement of certain performance milestones to be established by the Board of Directors. We did not achieve these milestones and no bonus was payable to Dr. Jones for the fiscal year ended June 30, 2014.  In August 2013, however, the Board awarded Dr. Jones a bonus of $29,375 with respect to the fiscal year ended June 30, 2013, payment of which was contingent on the achievement of the Bonus Milestones described above. We did not achieve these milestones and no bonus was payable to Dr. Jones for the fiscal year ended June 30, 2013. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. Jones within 60 days after commencement of each such fiscal year.

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by the Company of the Mr. Bolduc without “cause,” or (ii) termination by Mr. Bolduc for “good reason,” including certain changes in control involving the Company.  The estimated incremental compensation assumes the triggering event had occurred on June 30, 2014.  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.

	Base Salary Continuation (1)	COBRA Premiums (2)	Life Insurance Premiums
Glenn D. Bolduc	$600,000	$20,935	$1,847
Dr. William J. McGann	$270,000	$20,935	$1,523
Dr. Darryl K. Jones	$245,000	$20,935	$1,485

(1)

We are required to continue to pay Mr. Bolduc annual base salary then in effect for 18 months (36 months if Mr. Bolduc’s employment is terminated without “cause” or he resigns for “good reason” within 12 months following a change in control) on a regular payroll basis and Messrs. McGann and Jones’ annual base salary then in effect for 12 months on a regular payroll basis.

(2)

Represents estimated out-of-pocket COBRA health insurance and dental premium expenses to be paid by us on behalf of Messrs. Bolduc, McGann and Jones after termination.  Estimated out-of-pocket COBRA health insurance premium incurred by Messrs. Bolduc, McGann and Jones over the 12-month period following termination to be reimbursed by us.  Currently, Mr. Bolduc does not subscribe to health or dental benefits provided by us.

(3)

Represents estimated life insurance premiums to be paid by us on behalf of Messrs. Bolduc, McGann and Jones after termination.  We are required to continue in full force and effect, at our expense, the life insurance benefits provided in in these officers’ employment agreements for a period of 12 months after termination of the respective officer’s employment or until such officer becomes employed, whichever occurs first.

Amendment to the 2004 Stock Option Plan

In September 2012, our Board of Directors adopted an amendment to our 2004 Stock Option increasing the total number of shares of our common stock issuable thereunder from 4,000,000 shares to 20,000,000 shares and approved the following grants of options under the amended plan:

Named Executives and Directors	Shares Granted
Glenn D. Bolduc	5,442,490
Dr. William J. McGann	1,498,972
Roger P. Deschenes	1,058,498
Dr. Darryl K. Jones	1,258,498
Michael C. Turmelle	640,949
Howard Safir	303,399
Robert P. Liscouski	806,798
John A. Keating	303,399
Todd A. Silvestri	730,949
Brenda L. Baron	730,949
Estate of Joseph E. Levangie	525,099
Total	13,300,000

Each of the options has an exercise price of $1.40 per share. One-half of options granted to each of Messrs. Bolduc, Deschenes, Silvestri and Ms. Baron were immediately exercisable and the other one-half became exercisable on September 7, 2013. One-third of the new options granted to each of Dr. McGann and Dr. Jones were immediately exercisable, one-third became exercisable on September 7, 2013, and the remaining one-third became exercisable on September 7, 2014. Options granted to Messrs. Turmelle, Safir, Liscouski, Keating and the Estate of Mr. Levangie were immediately exercisable in full. All of the options will expire on September 6, 2022, subject to earlier expiration with respect to Messrs. Bolduc, McGann, Deschenes, Jones, Silvestri and Ms. Baron in connection with the termination or cessation of their respective employment with the Company.

Adoption of the Change of Control Payment Plan

On September 7, 2012, the Board of Directors adopted the Implant Sciences Corporation Change of Control Payment Plan, the purpose of which is to reward management for the increases in shareholder value generated between January 2009 and the adoption of the plan.

On January 2, 2009, the closing price of our common stock on the NYSE Amex LLC was $.18 per share. On the date the plan was adopted, the closing price of the common stock on the OTC Markets Group’s OTCPK tier was $1.40. Our Board of Directors believed that this increase in shareholder value was directly attributable to the dedication and hard work of our management team, employees and directors. The Board also believed, however, that our management and directors owned significantly less equity in the Company than do the officers and directors of most publicly traded early-stage (i.e., turn-around) businesses. Accordingly, our management and directors have not significantly benefitted from the increase in shareholder value between January 2009 and September 2012, and the plan is intended to provide value to our management and directors equivalent to the value they would have earned during that period had they owned a more significant portion of our equity.

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

Adoption of the 2014 Stock Option Plan

On July 2, 2014, our Board of Directors adopted the 2014 Stock Option Plan (the “2014 Plan”). The 2014 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Compensation  Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 15,000,000 shares were originally reserved for issuance under the 2014 Plan. At June 30, 2014, no option awards have been granted under the 2014 Plan. The 2014 Plan has not been approved by our stockholders.

On July 2, 2014, our Board of Directors approved grants of stock options to purchase an aggregate of 4,210,000 shares, including the following grants to our directors and officers:

Named Executives and Directors	Shares Granted
Glenn D. Bolduc	300,000
Dr. William J. McGann	300,000
Roger P. Deschenes	300,000
Dr. Darryl K. Jones	300,000
Michael C. Turmelle	300,000
Howard Safir	300,000
Robert P. Liscouski	300,000
John H. Hassett	100,000
John A. Keating	300,000
Todd A. Silvestri	300,000
Brenda L. Baron	300,000
3,100,000

Each of these options has an exercise price of $1.10 per share and vest one-third upon the last to occur of (i) addition of the Company’s QS-B220 Product to the Transportation Security Administration (“TSA”) Qualified Product List for passenger checkpoint screening, (ii) the execution of an indefinite delivery/indefinite quantity contract with the TSA, and (iii) receipt of orders under that contract.  The remaining options will vest in two equal installments on the first and second anniversary of the initial vesting date.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of June 30, 2014.

Named Executive Officers		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($ per Share)	Option Expiration Date

Glenn D. Bolduc	(1)	5,442,490	-	$1.40	09/06/2022
	(2)	-	75,000	$0.79	03/05/2024
		5,442,490	75,000

Dr. William J. McGann	(3)	200,000	-	$0.54	03/31/2021
	(4)	999,315	499,657	$1.40	09/06/2022
	(2)	-	75,000	$0.79	03/05/2024
		1,199,315	574,657

Dr. Darryl K. Jones	(4)	838,999	419,499	$1.40	09/06/2022
	(2)	-	50,000	$0.79	03/05/2024
		838,999	469,499

Roger P. Deschenes	(1)	1,058,498	-	$1.40	09/06/2022
	(2)	-	50,000	$0.79	03/05/2024
		1,058,498	50,000

Todd A. Silvestri	(1)	730,949	-	$1.40	09/06/2022
	(2)	-	50,000	$0.79	03/05/2024
		730,949	50,000

(1)

Exercisable in two equal annual installments commencing on September 7, 2012.

(2)

Exercisable in full upon the later of (i) the addition of the Company’s QS-B220 Product to the Transportation Security Administration (“TSA”) Qualified Product List for passenger checkpoint screening and (ii) the receipt of an initial order for such products under an indefinite delivery/indefinite quantity contract with the TSA.

(3)

Exercisable on April 1, 2012.

(4)

Exercisable in three equal annual installments commencing on September 7, 2012.

2014 Option Exercises and Stock Vested

The following table provides information regarding the exercise of option awards by any of the Named Executive Officers, during the fiscal year ended June 30, 2014:

	Number of Shares Acquired on Exercise	Value Realized on Exercise
Glenn D. Bolduc	286,400	$177,968
Roger P. Deschenes	-	$-
Dr. William J. McGann	-	$-
Dr. Darryl K. Jones	-	$-
Todd A. Silvestri	-	$-

Directors’ Compensation

The following table sets forth the annual compensation of our non-employee directors for the fiscal year ended June 30, 2014, which consists of annual cash retainers, board and committee meeting fees and equity awards in the form of options pursuant to the 2004 Stock Option Plan.  Employee directors do not receive any separate compensation for their service on the Board.

Director	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
John J. Hassett	$12,500	$103,313	$-	$115,813
John A. Keating	35,000	5,236	-	40,236
Robert P. Liscouski	36,500	5,236	180,000	221,736
Howard Safir	36,250	5,236	-	41,486
Michael C. Turmelle	39,500	5,236	-	44,736

(1)

The amount reported in this column for the non-employee director represents the dollar amount recognized for financial statement reporting purposes in fiscal 2014, with respect to options granted to non-employee directors, determined in accordance with Statement of Accounting Standards Codification 718-10-25 Compensation – Stock Compensation. See Note 2 of Notes to Consolidated Financial Statements set forth in this Annual Report on Form 10-K for the assumptions used in determining the value of such awards.

(2)

Mr. Liscouski received $180,000 of other compensation for consulting services provided to us, including attendance at meetings with agencies of the U.S. government. In addition, as described under Item 13 below, Mr. Liscouski had served as a partner at Secure Strategy Group, and serves as a senior partner at Edge360, firms that had been retained by us.  Mr. Liscouski received compensation from Secure Strategy Group and/or Edge360 in fiscal 2014 for services those firms provided to us.

Grants of Plan-Based Awards to Non-Employee Directors

The following table sets forth the individual grants of plan-based awards to our non-employee directors in fiscal year ended June 30, 2014.

Fiscal 2014 Grants of Plan-Based Awards
								All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Named Executive Officers	Grant Date (1), (2)	Threshold	Target	Maximum	Threshold	Target	Maximum
John J. Hassett (3)	3/31/2014	$-	$-	$-	$-	$-	$-	300,000	$1.00	$261,000
John A. Keating	8/13/2013	$-	$-	$-	$-	$-	$-	25,000	$1.14	$19,750
	3/6/2014	$-	$-	$-	$-	$-	$-	25,000	$0.79	$17,250
Robert P. Liscouski	8/13/2013	$-	$-	$-	$-	$-	$-	25,000	$1.14	$19,750
	3/6/2014	$-	$-	$-	$-	$-	$-	25,000	$0.79	$17,250
Howard Safir	8/13/2013	$-	$-	$-	$-	$-	$-	25,000	$1.14	$19,750
	3/6/2014	$-	$-	$-	$-	$-	$-	25,000	$0.79	$17,250
Michael C. Turmelle	8/13/2013	$-	$-	$-	$-	$-	$-	25,000	$1.14	$19,750
	3/6/2014	$-	$-	$-	$-	$-	$-	25,000	$0.79	$17,250

(1)

Options granted on August 13, 2013 were exercisable in three equal annual installments commencing on August 13, 2014, subject to the Company’s achievement of certain performance milestones on or before February 1, 2014. The Company did not achieve the milestones and, therefore, the options expired on February 1, 2014.

(2)

Options granted on March 6, 2014 vest and become exercisable in full upon the later of (i) the addition of the Company’s QS-B220 Product to the Transportation Security Administration (“TSA”) Qualified Product List for passenger checkpoint screening and (ii) the receipt of an initial order for such products under an indefinite delivery/indefinite quantity contract with the TSA. As of October 22, 2014, none of these options has vested.

(3)

Exercisable with respect to 100,000 shares on March 31, 2014 and two equal annual installments on the first and second anniversary.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2014 is included in Item 5 of Part II of our Annual Report on Form 10-K for the year ended June 30, 2014.

The following table sets forth the beneficial ownership of shares of our common stock, as of September 30, 2014, of (i) each person known by us to beneficially own 5% or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of September 30, 2014.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Executive Officers and Directors
Brenda L. Baron (3)	808,449	1.2%
Glenn D. Bolduc (4)	6,101,490	8.5%
Roger P. Deschenes (5)	1,258,498	1.9%
John J. Hassett (6)	100,000	*
Dr. Darryl K. Jones (7)	1,258,498	1.9%
Dr. William J. McGann (8)	1,698,972	2.5%
Todd A. Silvestri (9)	730,949	1.1%
John A. Keating (10)	503,399	*
Robert P. Liscouski (11)	1,066,798	1.6%
Howard Safir (12)	503,399	*
Michael C. Turmelle (13)	1,675,949	2.5%

All Executive Officers and Directors as a group (11 persons) (14)	15,706,401	19.5%

  *

Less than 1%.

(1)

Unless otherwise indicated, the business address of the stockholders named in the table above is Implant Sciences Corporation, 500 Research Drive, Unit 3, Wilmington, MA 01887.

(2)

Based on 66,688,120 outstanding shares as of September 30, 2014.

(3)

Includes 808,449 shares of common stock, which may be purchased within 60 days of September 30, 2014 upon the exercise of stock options.

(4)

Includes 5,442,490 shares of common stock, which may be purchased within 60 days of September 30, 2014 upon the exercise of stock options.

(5)

Includes 1,058,498 shares of common stock, which may be purchased within 60 days of September 30, 2014 upon the exercise of stock options.

(6)

Includes 100,000 shares of commons stock, which may be purchased within 60 days of September 30, 2014.

(7)

Includes 1,258,498 shares of common stock, which may be purchased within 60 days of September 30, 2014 upon the exercise of stock options.

(8)

Includes 1,698,972 shares of common stock, which may be purchased within 60 days of September 30, 2014 upon the exercise of stock options.

(9)

Includes 730,949 shares of common stock, which may be purchased within 60 days of September 30, 2014 upon the exercise of stock options.

(10)

Includes 303,399 shares of common stock, which may be purchased within 60 days of September 30, 2014 upon the exercise of stock options.

(11)

Includes 1,006,798 shares of common stock, which may be purchased within 60 days of September 30, 2014 upon the exercise of stock options.

(12)

Includes 503,399 shares of common stock, which may be purchased within 60 days of September 30, 2014 upon the exercise of stock options.

(13)

Includes 750,949 shares of common stock, which may be purchased within 60 days of September 30, 2014 upon the exercise of stock options.

(14)

See footnotes (3) through (13).

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Transactions with related parties, including, but not limited to, members of the Board of Directors, are reviewed and approved by all members of the Board of Directors.  In the event a transaction with a member of the Board is contemplated, the Director having a beneficial interest in the transaction is not permitted to participate in the decision-making and approval process.  The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing, nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors and any such transactions are committed to writing between the related party and the Company in an executed engagement agreement.

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

On June 4, 2009, Michael Turmelle, a member of our Board of Directors loaned $100,000 to us. See Note 12 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2014.

On December 31, 2013 and June 2, 2004, Roger Deschenes, our Chief Financial Officer advanced $60,000 and $100,000, respectively, for working capital purposes.  The advances were payable on demand and bore interest at 0% and 15%, respectively.  During fiscal year 2014, these advances and $200 of interest were repaid. On August 15, 2014, August 29, 2014, September 18, 2014 and October 2, 2014, Mr. Deschenes advanced $100,000, $125,000, $125,000 and $100,000, respectively, for working capital purposes, of which $225,000 of principal and $1,135 of interest has been repaid to Mr. Deschenes. The advances are payable on demand and bear interest at 15%. As of October 23, 2014, the obligation to Mr. Deschenes, representing the largest aggregate amount of principal outstanding, was $225,000.

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

Item 14.

Principal Accounting Fees and Services

The Audit Committee of our Board of Directors appointed Marcum LLP (“Marcum”) as our independent registered public accounting firm effective April 2010. Marcum acts as our principal independent registered public accounting firm.

The following is a summary of the fees billed to us by Marcum for professional services rendered for the fiscal years ended June 30, 2014 and 2013 and fees billed to us by Romito, Tomasetti & Associates, P.C. for tax compliance services. The Audit Committee considered and discussed with Marcum the provision of non-audit services to us and the compatibility of providing such services with maintaining their independence as our auditors.

	Years Ended June 30,
Fee Category	2014	2013
Audit fees – Marcum LLP	$160,000	$160,000
Audit-related fees	-	-
Tax fees – Romito, Tomasetti and Associates, P.C.	15,000	15,000
All other fees	-	-
Total	$175,000	$175,000

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

***

Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 28, 2014	Implant Sciences Corporation
	By:	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 28, 2014	/s/ Glenn D. Bolduc
Glenn D. Bolduc President, Chief Executive Officer (Principal Executive Officer) Chairman of the Board
Dated: October 28, 2014	/s/ William J. McGann William J. McGann Chief Operating Officer Director
Dated: October 28, 2014	/s/ Roger P. Deschenes Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: October 28, 2014	/s/ John J. Hassett
John J. Hassett Director
Dated: October 28, 2014	/s/ John A. Keating
John A. Keating Director
Dated: October 28, 2014	/s/ Robert P. Liscouski
Robert P. Liscouski Director
Dated: October 28, 2014	/s/ Howard Safir
Howard Safir Director
Dated: October 28, 2014	/s/ Michael C. Turmelle
Michael C. Turmelle Director