Form 10-Q
period 2014-09-30
IMPLANT SCIENCES CORP
filed 2014-11-14
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 69,088,120 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and June 30, 2014 (audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2014 and 2013 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
	Signatures	38

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)
	September 30,	June 30,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$82	$391
Restricted cash and investments	312	312
Accounts receivable-trade, net of allowances of $3 and $1, respectively	1,039	545
Inventories, net	2,880	2,868
Prepaid expenses and other current assets	274	315
Total current assets	4,587	4,431
Property and equipment, net	589	619
Restricted cash and investments	312	312
Other non-current assets	116	117
Total assets	$5,604	$5,479
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$20,000	$20,000
Senior secured convertible promissory note	3,184	3,184
Senior secured promissory note – DMRJ	1,000	1,000
Second senior secured convertible promissory note	12,000	12,000
Third senior secured convertible promissory note	12,000	12,000
Line of credit	5,253	2,995
Current maturities of obligations under capital lease	47	45
Accrued expenses	12,016	11,094
Accounts payable	3,262	3,675
Deferred revenue	1,947	483
Total current liabilities	70,709	66,476
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	54	66
Deferred revenue, net of current	100	142
Total long-term liabilities	154	208
Total liabilities	70,863	66,684
Commitments and contingencies (Note 16)
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 66,698,665 and 66,688,120 shares issued and outstanding at September 30, 2014 and 200,000,000 shares authorized, 63,634,171 and 63,623,626 shares issued and outstanding at June 30, 2014	67	64
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, no shares issued and outstanding at September 30, 2014 and June 30, 2014	-	-
Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	108,215	107,055
Accumulated deficit	(173,261)	(167,886)
Deferred compensation	(206)	(367)
Other comprehensive (loss) income	(1)	2
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(65,259)	(61,205)
Total liabilities and stockholders' deficit	$5,604	$5,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013
Revenues	$1,869	$1,165
Cost of revenues	1,251	952
Gross margin	618	213
Operating expenses:
Research and development	1,284	1,231
Selling, general and administrative	2,675	3,408
Total operating expenses	3,959	4,639
Loss from operations	(3,341)	(4,426)
Other expense:
Interest expense	(2,034)	(1,595)
Total other expense	(2,034)	(1,595)
Net loss	(5,375)	(6,021)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(3)	(1)
Other comprehensive loss	(3)	(1)
Comprehensive loss	$(5,378)	$(6,022)

Net loss per share, basic and diluted	$(0.08)	$(0.10)

Weighted average shares used in computing net loss per common share, basic and diluted	64,747,624	58,193,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,375)	$(6,021)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	41	36
Bad debt expense	2	-
Stock-based compensation expense	692	1,365
Loss on disposal of equipment	-	37
Warrants issued to non-employees	212	247
Common stock issued to consultants	68	71
Changes in assets and liabilities:
Accounts receivable	(496)	719
Inventories	(12)	118
Prepaid expenses and other current assets	42	14
Accounts payable	(413)	(170)
Accrued expenses	1,134	1,734
Deferred revenue	1,422	134
Net cash used in operating activities	(2,683)	(1,716)

Cash flows from investing activities:
Purchases of property and equipment	(11)	(143)
Net cash used in investing activities	(11)	(143)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and common stock purchase warrants	140	11
Principal repayments of long-term debt and capital lease obligations	(10)	(10)
Net borrowings on line of credit	2,258	1,960
Net cash provided by financing activities	2,388	1,961
Effect of exchange rate changes on cash and cash equivalents	(3)	-
Net change in cash and cash equivalents	(309)	102
Cash and cash equivalents at beginning of period	391	80
Cash and cash equivalents at end of period	$82	$182

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,076	$6

Non-cash Financing Activity:
Conversions of senior secured convertible promissory note interest to common shares	$212	$-
Conversion of convertible preferred stock to common shares	-	27
Common stock issued to consultants	68	71

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

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 15% per annum and mature on March 31, 2015. We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under the amended and restated revolving promissory note (ii) $1,809,000 of interest outstanding under that facility, and, (iii) $567,000 of interest outstanding under our senior secured convertible promissory note.

Despite our current sales, expense and cash flow projections and $16,005,000 in cash available from our line of credit with DMRJ, at October 31, 2014, we will require additional capital in the third quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products. For the quarter ended September 30, 2014, we reported a net loss of $5,375,000 and used $2,683,000 in cash for operations. As of September 30, 2014, the Company had an accumulated deficit of approximately $173,261,000 and a working capital deficit of $66,122,000. Management continually evaluates its operating expenses and its cash flow from operations. Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

As of September 30, 2014, our obligations to DMRJ under four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $5,253,000, respectively. Further, as of September 30, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,333,000 and is included in current liabilities in the condensed consolidated financial statements.

As of October 31, 2014, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $6,663,000 respectively. Further, as of October 31, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,600,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2014, our obligation under such notes for accrued interest amounted to approximately $775,000.

As of October 31, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of October 31, 2014, our obligation under such notes for accrued interest amounted to approximately $283,000.

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

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months. These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product. However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on March 31, 2015. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management is continuing to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans. Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

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

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have recorded no revenues from government contracts in fiscal 2014 or in the first quarter of fiscal 2015. On October 16, 2014, the U.S. Department of Homeland Security selected our proposal to develop next generation explosives trace detection (ETD) screening systems for funding. The project, pending successful negotiations, is potentially worth up to approximately $2 million. Subject to successful conclusion of negotiations with the DHS, we expect the project to commence in the third quarter of fiscal 2015. Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

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

2.

Interim Financial Statements and Basis of Presentation

Principles of Consolidation

The accompanying condensed consolidated financial statements include our operations in Massachusetts, California and Shanghai, China, and those of our wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented. The results of operations and cash flows for the three months ended September 30, 2014 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The balance sheet at June 30, 2014 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as of and for the year ended June 30, 2014.

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

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 7 of our Form 10-K for the fiscal year ended June 30, 2014.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The assets and liabilities of our Shanghai representative office are translated into U.S. dollars at current exchange rates as of the balance sheet date and expenses are translated at average monthly exchange rates. Net unrealized translation gains or losses associated with the Shanghai office are recorded directly to other comprehensive income. Realized gains and losses from foreign currency transactions were not material for any of the periods presented. We have short-term inter-company receivables from our Shanghai office which are adjusted each period for changes in foreign currency exchange rates with a corresponding entry recorded as a component of the condensed consolidated statement of operations and comprehensive loss.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our financial instruments at September 30, 2014 and June 30, 2014 include cash equivalents, restricted cash and investments, accounts receivable, accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory notes and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value measurements of assets and liabilities as of September 30, 2014:

		Fair Value Measurements as of September 30, 2014
(In thousands)	Carrying Value at September 30, 2014	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note	3,184	-	-	3,184
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Line of credit	5,253	-	-	5,253

The following table provides the fair value measurements of assets and liabilities as of June 30, 2014:

		Fair Value Measurements as of June 30, 2014
Description (In thousands)	Carrying Value at June 30, 2014	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note	3,184	-	-	3,184
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Line of credit	2,995	-	-	2,995

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

Restricted Cash and Investments – Current and Long-Term

As of September 30, 2014 and June 30, 2014, we had restricted cash and investments, with maturities of less than one year, of $312,000 and restricted investments, with maturities of more than one year, of $312,000. Restricted cash and investments consisted of the following:

	September 30,	June 30,
(In thousands)	2014	2014
Current assets
Certificates of deposit	$312	$312
Total	$312	$312
Non-current assets
Certificates of deposit	$312	$312
Total	$312	$312

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

5.

Stock Based Compensation

Our condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2014 and 2013 include $692,000 and $1,365,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards,   as follows:

	For the Three Months Ended
	September 30,
(In thousands)	2014	2013
Cost of revenues	$48	$93
Research and development	122	159
Selling, general and administrative	522	1,113
Total	$692	$1,365

As of September 30, 2014, the total amount of unrecognized stock-based compensation expense was approximately $3,260,000, which will be recognized over a weighted average period of 1.44 years.

As of September 30, 2014, there were options outstanding to purchase 22,373,818 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.

Related Party Transactions

Robert Liscouski, a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital. We terminated our relationship with Secure Strategy Group on September 30, 2013 and on March 5, 2014, we executed a settlement agreement and release with Secure Strategy Group and recognized a non-cash benefit of $118,000 in our condensed consolidated statement of operations and comprehensive income for the nine months ended March 31, 2014. As of September 30, 2014, our obligation to Secure Strategy Group was $0.

In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government. During the three  months ended September 30, 2014 and 2013, we paid Mr. Liscouski $45,000 and $45,000, respectively for services performed under this agreement. As of September 30, 2014, we had no obligation to Mr. Liscouski under this agreement. Mr. Liscouski also serves as a senior partner at Edge360, a security technology and situational awareness solutions provider to the homeland security marketplace that had been retained by us. During the three months ended September 30, 2014 and 2013, we paid Edge360 $0 and $4,000, respectively. On August 31, 2013, we terminated our relationship with Edge360 and, as of September 30, 2014, we had no obligation to Edge360.

On August 15, 2014, August 29, 2014, September 18, 2014 and October 2, 2014, Roger Deschenes, our Chief Financial Officer, advanced $100,000, $125,000, $125,000 and $100,000, respectively, for general working capital purposes, of which $225,000 of principal and $1,135 of interest has been repaid to Mr. Deschenes during the three months ended September 30, 2014. The advances are payable on demand and bear interest at 15%. As of September 30, 2014 and October 31, 2014, the obligation to Mr. Deschenes, was $125,000 and $225,000, respectively, and is included in accounts payable in the condensed consolidated financial statements. As of September 30, 2014 our obligation to Mr. Deschenes for accrued interest was $1.

7.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2014	June 30, 2014
Insurance	$58	$61
Bank fees	11	18
Other prepaid expenses	205	236
Total	$274	$315

8.

Inventories, net

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

(In thousands)	September 30, 2014	June 30, 2014
Raw materials	$1,738	$1,897
Work in progress	611	616
Finished goods	531	355
Total	$2,880	$2,868

As of September 30, 2014 and June 30, 2014, our reserves for excess and slow-moving inventories were $204,000 and $213,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	September 30, 2014	June 30, 2014
Machinery and equipment	$490	$484
Computers and software	413	413
Furniture and fixtures	69	69
Leasehold improvements	156	151
Equipment under capital lease	157	157
Sub-total	1,285	1,274
Less: accumulated depreciation and amortization	696	655
Total	$589	$619

For the three months ended September 30, 2014 and 2013, depreciation expense was approximately $41,000  and $36,000, respectively. During the three months ended September 30, 2013, we recognized a loss of $37,000 on the disposition of machinery and equipment with a cost of approximately $38,000 and a net book value of $37,000.

10.

Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	September 30, 2014	June 30, 2014
Accrued interest	$10,108	$9,149
Accrued compensation and benefits	845	862
Accrued warranty costs	551	547
Accrued legal and accounting	214	187
Accrued taxes	54	106
Other accrued liabilities	244	243
Total	$12,016	$11,094

11.

Deferred Revenues

Deferred revenues are recorded when we receive payments for product or services for which we have not yet completed our obligation to deliver product or have not completed services required by the contractual agreements.

As of September 30, 2014 and June 30, 2014, we had customer advance payment and extended warranty service agreements with maturities of less than one year, of $1,947,000 and $483,000, respectively, and extended warranty service agreements, with maturities of more than one year, of $100,000 and $142,000, respectively. Deferred revenues consisted of the following:

	September 30,	June 30,
(In thousands)	2014	2014
Current liabilities
Customer advance payments	$1,779	$331
Extended warranty service agreements	168	152
Total	$1,947	$483
Long-term liabilities
Extended warranty service agreements	$100	$142
Total	$100	$142

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.

Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of September 30, 2014 and 2013, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive. Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended
	September 30,
(In thousands, except share and per share amounts)	2014	2013
Basic and diluted loss per share:
Numerator:
Net loss	$(5,375)	$(6,021)
Denominator:
Weighted average shares	64,747,624	58,193,898
Basic and diluted loss per share	$(0.08)	$(0.10)

Common stock equivalents excluded from the diluted earnings per share calculation for the three months ended September 30, 2014 and 2013, were as follows:

	For the Three Months Ended
	September 30,
	2014	2013
Common stock equivalents excluded:
Stock options	2,831,529	2,151,884
Warrants	793,424	572,743
Convertible debt	60,978,666	52,425,874
Convertible preferred stock	-	16,167
Total	64,603,619	55,166,668

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.

Long-Term Debt and Credit Arrangements

Term Debt and Revolving Credit Facility with DMRJ Group, LLC

We are a party to several loan and credit agreements with DMRJ Group LLC (“DMRJ”), an accredited institutional investor. In December 2008, we entered into a note and warrant purchase agreement with DMRJ pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock. Thereafter, we entered into a series of amendments, waivers and modifications of this facility. The note, which is collateralized by all of our assets, bears interest at 15.0% per annum.

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

The second senior secured convertible promissory note bears interest at the rate of 15% per annum. The principal balance of this note, together with all outstanding interest and all other amounts owed thereunder, was originally due and payable on March 31, 2013. The second senior secured convertible promissory note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series H Preferred Stock, the “Series H Original Issue Price”).

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

As of September 30, 2014, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

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

•

DMRJ consented to the execution and delivery of the note purchase agreement with a group of institutional investors and BAM, an administrative agent for these investors, and agreed to waive all prepayment limitations and prepayment notice requirements set forth in any of the credit documents to which DMRJ and the company are parties with respect to the repayments and prepayments financed by the sale of the notes.

•

DMRJ agreed to subordinate its first position security interest in all of our assets to BAM.

Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

As of September 30, 2014, our obligations to DMRJ under four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $5,253,000, respectively. Further, as of September 30, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,333,000 and is included in current liabilities in the condensed consolidated financial statements.

As of October 31, 2014, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $6,663,000 respectively. Further, as of October 31, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,600,000.

Term Debt with BAM

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 15% per annum and mature on March 31, 2015. The proceeds from the sale of the notes were used to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under the amended and restated revolving promissory note dated September 29, 2011 (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note dated September 5, 2012.

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

As of September 30, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2014, our obligation under such notes for accrued interest amounted to approximately $775,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of October 31, 2014, our obligation under such notes for accrued interest amounted to approximately $283,000.

14.

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

On September 7, 2012, the Board of Directors adopted the Implant Sciences Corporation Change of Control Payment Plan, the purpose of which is to reward management for the increases in shareholder value generated between January 2009 and September 7, 2012.

On January 2, 2009, the closing price of our common stock on the NYSE Amex LLC was $0.18 per share. On the date the plan was adopted, the closing price of the common stock on the OTC Markets Group’s OTCPK tier was $1.40. Our Board of Directors believes that this increase in shareholder value is directly attributable to the dedication and hard work of our management team, employees and directors. Accordingly, our management and directors have not significantly benefitted from the increase in shareholder value between January 2009 and September 7, 2012, and the plan is intended to provide value to our management and directors equivalent to the value they would have earned had they owned a more significant portion of our equity.

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

On July 2, 2014, our Board of Directors approved grants of stock options to purchase an aggregate of 4,210,000 shares, including the following grants to our directors and officers:

Named Executives and Directors	Shares Granted
Glenn D. Bolduc	300,000
Dr. William J. McGann	300,000
Roger P. Deschenes	300,000
Dr. Darryl K. Jones	300,000
Michael C. Turmelle	300,000
Howard Safir	300,000
Robert P. Liscouski	300,000
John H. Hassett	100,000
John A. Keating	300,000
Todd A. Silvestri	300,000
Brenda L. Baron	300,000
Total	3,100,000

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

As of September 30, 2014, there were options outstanding to purchase 22,373,818 shares of our common stock at exercise prices ranging from $0.08 to $10.00.

We issued 233,999 and 17,846  shares of common stock during the three months ended September 30, 2014 and 2013, respectively, as a result of the exercise of options by employees.

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

As of September 30, 2014, there were warrants outstanding to purchase 3,198,860 shares of our common stock at exercise prices ranging from $0.54 to $1.22 expiring at various dates between June 26, 2015 and August 27, 2019.

We issued 180,495 and 0 shares of common stock during the three months ended September 30, 2014 and 2013, respectively, as a result of the exercise of warrants by consultants.

15.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014, we had the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$90,501	$1,275	2022 to 2034
State	$61,378	$877	2015 to 2029

We have recorded a full valuation allowance against our net deferred tax assets of $42,116,000 as of September 30, 2014, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California. As of September 30, 2014, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2011 through 2014 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

For the three months ended September 30, 2014 and 2013, we provided for no taxes in our condensed consolidated  statement of operations and comprehensive loss as we have significant net losses.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts which expires on June 30, 2020. Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility. We lease research and office space in San Diego, California, which lease expires on September 30, 2016 and lease 300 square feet of office space in Shanghai, China, under a lease expiring on November 30, 2014. Total rent expense, including assessments for maintenance and real estate taxes for the three months ended September 30, 2014 and 2013, was $220,000 and $221,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010. The lease allowed for early termination, which we elected in February 2008. As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period. As of September 30, 2014 and June 30, 2014, the balance due is approximately $27,000 and is included in current liabilities in the condensed consolidated balance sheets.

17.

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

18.

Subsequent Events

On October 7, 2014, DMRJ converted $178,000 of the accrued interest owed by us under a promissory note into 2,225,000 shares of our common stock, at an adjusted conversion price of $0.08 per share.

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

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report. Important factors that could cause actual results to differ from our predictions include those discussed under this “Management’s Discussion and Analysis” and under “Risk Factors,” as well as those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. We urge readers to review carefully the risk factors described in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Recent Developments

In May 2014, we achieved registration status to ISO 9001:2008 and ISO 14001:2004 quality standards. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance and ISO 14001 is an Environmental Management System. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 150 countries, including European Union members, the United States and Japan, recognize ISO standards.

Our QS-B220 desktop ETD system successfully completed and passed testing requirements for the TSA’s qualification test for aviation checkpoint and checked baggage and has been placed on the TSA’s Qualified Product List (“QPL”) on August  28, 2014. The QS-B220 is the first ETD with a non-radioactive source to be approved by the TSA for use in U.S. airports for passenger and baggage screening. We are now able to participate in TSA tenders for ETD procurements for aviation checkpoint and checked baggage screening.

On October 6, 2014, the QS-B220 successfully passed the European Civil Aviation Conference's (“ECAC”) Common Evaluation Process of Security Equipment (“CEP”) for airport checkpoint screening of passengers and baggage. The CEP was established to provide standards for security equipment performance across ECAC's 44 member nations.

On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection screening systems for funding. The project, pending successful negotiations, is potentially worth up to approximately $2 million. Subject to successful conclusion of  negotiations with the DHS, we expect the project to commence in the third of quarter of fiscal 2015.

On November 10, 2014, we entered into an Indefinite Delivery / Indefinite Quantity (“IDIQ”) contract with the United States Transportation Security Administration for our QS-B220 desktop explosives trace detectors. The IDIQ, a necessary prerequisite for competing for TSA’s annual trace detection procurements and establishes contract terms under which the TSA could purchase up to $162 million of equipment and services.

Please see our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 for a complete description of our business.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2014. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2014 vs. September 30, 2013

Revenues

	For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013
(In thousands)	Amount	Mix	Amount	Mix	Change
QS-H150	$986	52.8%	$250	21.4%	294.4%
QS-B220	754	40.3%	836	71.8%	(9.8%)
Parts & supplies	129	6.9%	79	6.8%	63.3%
Total	$1,869	100.0%	$1,165	100.0%	60.4%

Revenues for the three months ended September 30, 2014 were $1,869,000 as compared with $1,165,000 for the comparable prior year period, an increase of $704,000, or 60.4%. The increase in revenue is due primarily to: a  345.5% increase in the number of QS-H150 handheld units sold in the three months ended September 30, 2014, due to increased shipments to China and Africa, for use in force and infrastructure protection, which resulted in a 294.4% increase in QS-H150 revenues and, to a lesser extent increased sales of parts and supplies. These increases are offset partially by a 9.8% decrease in the average unit sale prices on sales of QS-B220 units and an 11.5% decrease in average unit sale prices on sales of our QS-H150 handheld units.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2014 were $1,251,000 as compared with $952,000 for the comparable prior year period, an increase of $299,000 or 31.4%. The increase in cost of revenues recorded in the three months ended September 30, 2014 is primarily due to increased unit sales of our QS-H150 handheld units, a $76,000 increase in manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period, partially offset by an $45,000 decrease in stock-based compensation.

Gross Margin

Gross margin for the three months ended September 30, 2014 was $618,000 or 33.1% of revenues as compared with $213,000 or 18.3% of revenues for the comparable prior year period. The increase in gross margin as a percent of revenues is primarily the result of  increased manufacturing overhead absorption due to increased unit volume and a $45,000 decrease in stock-based compensation, partially offset by a 9.8% decrease in the average unit sale prices on sales of QS-B220 units and an 11.5% decrease in average unit sale prices on sales of our QS-H150 handheld units.

Research and Development Expense

Research and development expense for the three months ended September 30, 2014 was $1,284,000 as compared with $1,231,000 for the comparable prior year period, an increase of $53,000 or 4.3%. The increase in research and development expense is due primarily to a $22,000 increase in payroll and related benefit costs, a $58,000 increase in government qualification testing fees, and a $23,000 increase in prototype expense, offset partially by a $37,000 decrease in stock-based compensation. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection,  and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 benchtop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 were $2,675,000 as compared with $3,408,000 for the comparable prior year period, a decrease of $733,000, or 21.5%. The decrease in selling, general and administrative expenses is due primarily to a $591,000 decrease in stock-based compensation, a $39,000 decrease in payroll and related benefit costs, a $35,000 decrease in stock-based compensation on non-employee warrants, the $37,000 loss on the disposal of machinery and equipment recorded in the prior year period and a $66,000 decrease in occupancy costs due to the relocation of our corporate offices in July 2013.

 Other Expense

For the three months ended September 30, 2014, other expense was $2,034,000 as compared with other expense of $1,595,000, for the comparable prior year period, an increase of $439,000. The increase is due to increased interest expense on higher borrowings under our credit facility with DMRJ and our credit facility with BAM.

Net Loss

Our net loss for the three months ended September 30, 2014 was $5,375,000 as compared with a net loss of $6,021,000 for the comparable prior year period, a decrease of $646,000, or 10.7%. The decrease in the net loss is primarily due to higher sales and gross margin, decreased stock-based compensation and a decrease in operating expenses in the three months ended September 30, 2014, partially offset by an increase in interest expense.

Liquidity and Capital Resources

As of September 30, 2014 and June 30, 2014, we had cash and cash equivalents of $82,000 and $391,000, respectively.

On March 31, 2015, we must repay in full our obligations to DMRJ under four secured promissory notes and a revolving credit facility. Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of September 30, 2014, our obligations to DMRJ under four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $5,253,000, respectively. Further, as of September 30, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,333,000 and is included in current liabilities in the condensed consolidated financial statements.

As of October 31, 2014, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $6,663,000 respectively. Further, as of October 31, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,600,000.

On March 31, 2015, we must repay in full our obligations under the senior secured promissory notes for which BAM Administrative Services LLC (“BAM”) is the agent. Our obligations to the investors are secured by security interests in substantially all of our assets. As of September 30, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2014, our obligation under such notes for accrued interest amounted to approximately $775,000.

As of October 31, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of October 31, 2014, our obligation under such notes for accrued interest amounted to approximately $283,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

During the three months ended September 30, 2014, we had net cash outflows of $2,683,000 from operating activities as compared to net cash outflows from operating activities of $1,716,000 for the comparable prior year period. The $967,000 increase in net cash outflows used in operating activities during the three months ended September 30, 2014, as compared to the comparable prior year period, was due to the following changes in working capital: (i) a $496,000 increase in accounts receivable, compared to a $719,000 decrease in the prior period, due to the timing of our product shipments during the quarter ended September 30, 2014; (ii) a $12,000 increase in inventories compared to a $118,000 decrease in the prior period, due primarily to an increase in finished goods inventories; (iii) an increase in accrued expenses of $1,134,000, compared to a $1,734,000 increase in the prior period, due to primarily to increased accruals for unpaid interest on our borrowings with DMRJ and BAM, offset partially by the payment of $858,000 of interest to BAM in the quarter ended September 30, 2014; (iv) a $1,422,000 increase in deferred revenue, compared to a $134,000 increase in deferred revenue in the prior year period, due primarily to the receipt of customer advance deposits; and, (v) a $413,000 decrease in accounts payable, compared to a $170,000 decrease in the prior period, due to the timing of vendor payments in the current fiscal year.

During the three months ended September 30, 2014, we had net cash outflows of $11,000 from investing activities as compared to net cash outflows of $143,000 from investing activities for the prior year period. The $132,000 decrease in net cash used in investing activities during the three months ended September 30, 2014, as compared to the prior year period, was primarily due to a $132,000 decrease in purchases of equipment and fixtures, due to the July 2013 move to our new corporate offices and the build out of our manufacturing facility.

During the three months ended September 30, 2014 we had net cash inflows of $2,388,000 from financing activities as compared to net cash inflows of $1,961,000 from financing activities for the comparable prior year period. The $427,000 increase in net cash from financing activities during the three months ended September 30, 2014, as compared to the comparable prior year period, was primarily due to a $298,000 increase in borrowings under our credit facility with DMRJ, compared to  an increase in borrowings of $1,960,000 in the prior fiscal year, due primarily to the payment of $858,000 of interest to BAM and a $129,000 increase in proceeds received due to the exercise of stock options and warrants.

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

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months. Because there can be no assurances that DMRJ will continue to make advances under our revolving line of credit, that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations with DMRJ and BAM, management will continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions. Future expenditures for research and product development are discretionary and can be adjusted as can certain selling, general and administrative expenses, based on the availability of cash. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ, we will require additional capital no later than the third quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had two irrevocable standby letters of credit outstanding in the approximate amount of $595,000. These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and, (2) provide warranty performance security equal to 5% of the contract amount. We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively.

On July 31, 2014, we entered into a letter of agreement with a customer for the procurement of handheld explosives and narcotics detectors. As a condition of the letter agreement, we issued an advance payment guarantee  to the customer equal to the advance deposit of $1,212,000 which was received by us on September 4, 2014 is included in current liabilities in the condensed consolidated financial statements. The advance payment guarantee will remain in force until we deliver the product specified in the letter of agreement and will expire in full on that date. We expect to deliver the product specified in the letter agreement in the third quarter of fiscal 2015.

As of September 30, 2014, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of September 30, 2014 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.

Risk Factors

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2014.

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

As of September 30, 2014, our obligations to DMRJ under four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $5,253,000, respectively. Further, as of September 30, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,333,000 and is included in current liabilities in the condensed consolidated financial statements. As of September 30, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2014, our obligation under such notes for accrued interest amounted to approximately $775,000.

As of October 31, 2014, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $6,663,000 respectively. Further, as of October 31, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $9,600,000. As of October 31, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of October 31, 2014, our obligation under such notes for accrued interest amounted to approximately $283,000.

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

Management continually evaluates operating expenses and plans to increase sales and increase cash flow from operations. Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ, we will require additional capital no later than the third quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In August 2014, we issued a warrant to purchase an aggregate of 200,000 shares of our common stock, at an exercise price of $1.20 per share, to a consultant, in consideration of services rendered to us under a consulting agreement. The issuance of this warrant was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

On October 7, 2014, DMRJ converted $178,000 of the accrued interest owed by us under a promissory note into 2,225,000 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

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

Dated: November 14, 2014