Form 10-Q
period 2014-12-31
IMPLANT SCIENCES CORP
filed 2015-02-17
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 13, 2015, there were 73,363,120 shares of the registrant’s Common Stock outstanding. As of December 31, 2014, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $75,525,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2014 (unaudited) and June 30, 2014 (audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended December 31, 2014 and 2013 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33-34
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
	Signatures	37

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)
	December 31,	June 30,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$26	$391
Restricted cash and investments	312	312
Accounts receivable-trade, net of allowances of $47 and $1, respectively	915	545
Inventories, net	2,698	2,868
Prepaid expenses and other current assets	273	315
Total current assets	4,224	4,431
Property and equipment, net	852	619
Restricted cash and investments	312	312
Other non-current assets	122	117
Total assets	$5,510	$5,479
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$20,000	$20,000
Senior secured convertible promissory note	3,184	3,184
Senior secured promissory note – DMRJ	1,000	1,000
Second senior secured convertible promissory note	12,000	12,000
Third senior secured convertible promissory note	12,000	12,000
Line of credit	8,600	2,995
Current maturities of obligations under capital lease	48	45
Accrued expenses	13,330	11,094
Accounts payable	3,541	3,675
Deferred revenue	1,709	483
Total current liabilities	75,412	66,476
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	40	66
Accrued expenses, net of current	262	-
Deferred revenue, net of current	195	142
Total long-term liabilities	497	208
Total liabilities	75,909	66,684
Commitments and contingencies (Note 16)
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 71,873,665 and 71,863,120 shares issued and outstanding at December 31, 2014 and 200,000,000 shares authorized, 63,634,171 and 63,623,626 shares issued and outstanding at June 30, 2014	72	64
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, no shares issued and outstanding at December 31, 2014 and June 30, 2014	-	-
Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	109,281	107,055
Accumulated deficit	(179,505)	(167,886)
Deferred compensation	(177)	(367)
Other comprehensive income	3	2
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(70,399)	(61,205)
Total liabilities and stockholders' deficit	$5,510	$5,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Revenues	$2,141	$3,150	$4,010	$4,315
Cost of revenues	1,777	1,980	3,028	2,932
Gross margin	364	1,170	982	1,383
Operating expenses:
Research and development	1,288	1,191	2,572	2,422
Selling, general and administrative	3,195	2,686	5,870	6,094
Total operating expenses	4,483	3,877	8,442	8,516
Loss from operations	(4,119)	(2,707)	(7,460)	(7,133)
Other income (expense), net:
Interest income	-	1	-	1
Interest expense	(2,125)	(1,675)	(4,159)	(3,270)
Total other income (expense), net	(2,125)	(1,674)	(4,159)	(3,269)
Net loss	(6,244)	(4,381)	(11,619)	(10,402)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	4	-	1	(1)
Other comprehensive income (loss)	4	-	1	(1)
Comprehensive loss	$(6,240)	$(4,381)	$(11,618)	$(10,403)

Net loss per share, basic and diluted	$(0.09)	$(0.07)	$(0.17)	$(0.18)

Weighted average shares used in computing net loss per common share, basic and diluted	70,938,120	59,358,296	67,842,872	58,776,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,619)	$(10,402)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	81	74
Bad debt expense	46	2
Stock-based compensation expense	1,227	1,825
Loss on disposal of equipment	-	42
Warrants issued to non-employees	241	494
Common stock issued to consultants	68	142
Changes in assets and liabilities:
Accounts receivable	(416)	(557)
Inventories	170	421
Prepaid expenses and other current assets	37	78
Accounts payable	(134)	461
Accrued expenses	3,125	3,490
Deferred revenue	1,279	230
Net cash used in operating activities	(5,895)	(3,700)

Cash flows from investing activities:
Purchases of property and equipment	(314)	(334)
Transfer from restricted funds, net	-	121
Net cash used in investing activities	(314)	(213)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and common stock purchase warrants	261	54
Principal repayments of long-term debt and capital lease obligations	(23)	(46)
Net borrowings on line of credit	5,605	4,096
Net cash provided by financing activities	5,843	4,104
Effect of exchange rate changes on cash and cash equivalents	1	-
Net change in cash and cash equivalents	(365)	191
Cash and cash equivalents at beginning of period	391	80
Cash and cash equivalents at end of period	$26	$271

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,619	$138

Non-cash Financing Activity:
Conversions of senior secured convertible promissory note interest to common shares	$604	$-
Conversion of convertible preferred stock to common shares	-	27
Exercise of stock purchase warrants	-	11
Common stock issued to consultants	23	-

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

Despite our current sales, expense and cash flow projections and $11,241,000 in cash available from our line of credit with DMRJ, at February 5, 2015, we will require additional capital in the third quarter of fiscal 2015 to fund operations and continue the development, commercialization and marketing of our products. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Our common stock was delisted by the NYSE Amex LLC in June 2009 as a result of our failure to comply with certain continued listing requirements. Our common stock has been quoted on the OTC Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCQB tier under the symbol “IMSC”. We believe that trading ‘over the counter’ has limited our stock’s liquidity and has impaired our ability to raise capital.

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products. For the six months ended December 31, 2014, we reported a net loss of $11,619,000 and used $5,895,000 in cash for operations. As of December 31, 2014, the Company had an accumulated deficit of approximately $179,505,000 and a working capital deficit of $71,188,000. Management continually evaluates its operating expenses and its cash flow from operations. Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

As of December 31, 2014, our obligations to DMRJ under four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $8,600,000, respectively. Further, as of December 31, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $10,286,000 and is included in current liabilities in the condensed consolidated financial statements.

As of February 5, 2015, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $11,095,000 respectively. Further, as of February 5, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $10,858,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2014, our obligation under such notes for accrued interest amounted to approximately $795,000.

As of February 5, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of February 5, 2015, our obligation under such notes for accrued interest amounted to approximately $345,000.

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

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months. These plans depend on an extension of the maturity date of our credit facility with DMRJ and a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product. Because there can be no assurances that DMRJ will continue to make advances under our revolving line of credit, that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations with DMRJ and BAM.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on March 31, 2015. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management is continuing to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans. Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

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

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have recorded no revenues from government contracts in fiscal 2014 or in the first six months of fiscal 2015. On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection (ETD) screening systems for funding. The project, pending successful negotiations, is potentially worth up to approximately $2 million. Subject to successful conclusion of negotiations with the DHS, we expect the project to commence in the fourth quarter of fiscal 2015. Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

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

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented. The results of operations and cash flows for the three months ended December 31, 2014 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The balance sheet at June 30, 2014 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The assets and liabilities of our Shanghai representative office are translated into U.S. dollars at current exchange rates as of the balance sheet date and expenses are translated at average monthly exchange rates. Net unrealized translation gains or losses associated with the Shanghai office are recorded directly to other comprehensive income (loss). Realized gains and losses from foreign currency transactions were not material for any of the periods presented. We have short-term inter-company receivables from our Shanghai office which are adjusted each period for changes in foreign currency exchange rates with a corresponding entry recorded as a component of the condensed consolidated statement of operations and comprehensive loss.

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

Our financial instruments at December 31, 2014 and June 30, 2014 include cash equivalents, restricted cash and investments, accounts receivable, accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory notes and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value measurements of assets and liabilities as of December 31, 2014:

		Fair Value Measurements as of December 31, 2014
(In thousands)	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note	3,184	-	-	3,184
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Line of credit	8,600	-	-	8,600

The following table provides the fair value measurements of assets and liabilities as of June 30, 2014:

		Fair Value Measurements as of June 30, 2014
Description (In thousands)	Carrying Value at June 30, 2014	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note	3,184	-	-	3,184
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Line of credit	2,995	-	-	2,995

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

Restricted Cash and Investments – Current and Long-Term

As of December 31, 2014 and June 30, 2014, we had restricted cash and investments, with maturities of less than one year, of $312,000 and restricted investments, with maturities of more than one year, of $312,000. Restricted cash and investments consisted of the following:

	December 31,	June 30,
(In thousands)	2014	2014
Current assets
Certificates of deposit	$312	$312
Total	$312	$312
Non-current assets
Certificates of deposit	$312	$312
Total	$312	$312

The restricted investments of $624,000 held in certificates of deposit collateralize our performance under irrevocable letters of credit issued in April 2010, aggregating to $595,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $19,000. These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and (2) provide warranty performance security equal to 5% of the contract amount under the terms of the contract. We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively. We are currently working with the India Ministry of Defence to secure the release of the performance security bond which expired on November 4, 2014 and expect to obtain the release in the third quarter of fiscal 2015.

5.

Stock Based Compensation

Our condensed consolidated statements of operations and comprehensive loss for the three months ended December 31, 2014 and 2013 include $535,000 and $460,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards. For the six month ended December 31, 2014 and 2013, our consolidated statements of operations and comprehensive loss include $1,227,000 and $1,825,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards, as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
In thousands	2014	2013	2014	2013
Cost of revenues	$53	$17	$101	$110
Research and development	120	87	242	246
Selling, general and administrative	362	356	884	1,469
Total	$535	$460	$1,227	$1,825

As of December 31, 2014, the total amount of unrecognized stock-based compensation expense was approximately $2,71

8,000, which will be recognized over a weighted average period of 1.32 years.

As of December 31, 2014, there were options outstanding to purchase 22,092,151 shares of our common stock at exercise prices ranging from $0.08 to $3.89.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.

Related Party Transactions

Robert Liscouski, a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital. We terminated our relationship with Secure Strategy Group on September 30, 2013 and on March 5, 2014 we executed a settlement agreement and release with Secure Strategy Group and recognized a non-cash benefit of $118,000 in our condensed consolidated statement of operations and comprehensive income for the nine months ended March 31, 2014. As of December 31, 2014, our obligation to Secure Strategy Group was $0.

In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government. During the three months ended December 31, 2014 and 2013, we paid Mr. Liscouski $60,000 and $45,000, respectively for services performed under this agreement. During the six months ended December 31, 2014 and 2013, we paid Mr. Liscouski $105,000 and $90,000, respectively for services performed under this agreement. As of December 31, 2014, we had no obligation to Mr. Liscouski under this agreement. On December 31, 2014, we paid $15,000 to Mr. Liscouski for his January 2015 monthly retainer.

Mr. Liscouski also serves as a senior partner at Edge360, a security technology and situational awareness solutions provider to the homeland security marketplace that had been retained by us. During the three months ended December 31, 2014 and 2013, we paid Edge360 $0 and $4,000, respectively. On August 31, 2013, we terminated our relationship with Edge360 and, as of December 31, 2014, we had no obligation to Edge360.

On August 15, 2014, August 29, 2014, September 18, 2014 and October 2, 2014, Roger Deschenes, our Chief Financial Officer, advanced $100,000, $125,000, $125,000 and $100,000, respectively, for general working capital purposes, of which $225,000 of principal and $1,135 of interest has been repaid to Mr. Deschenes during the six months ended December 31, 2014. The advances are payable on demand and bear interest at 15%. As of December 31, 2014, the obligation to Mr. Deschenes, was $225,000 and is included in accounts payable in the condensed consolidated financial statements. As of December 31, 2014 our obligation to Mr. Deschenes for accrued interest was $9. On January 23, 2015 and January 26, 2015, we remitted $175,000 and $61,000, respectively, to Mr. Deschenes in payment of the principal and accrued interest owed to Mr. Deschenes. As of January 26, 2015 our obligation to Mr. Deschenes was $0.

7.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	December 31, 2014	June 30, 2014
Insurance	$39	$61
Bank fees	15	18
Inventory	29	-
Other prepaid expenses	190	236
Total	$273	$315

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

Inventories, net

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

(In thousands)	December 31, 2014	June 30, 2014
Raw materials	$1,305	$1,897
Work in progress	1,173	616
Finished goods	220	355
Total	$2,698	$2,868

As of December 31, 2014 and June 30, 2014, our reserves for excess and slow-moving inventories were $218,000 and $213,000, respectively.

9.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	December 31, 2014	June 30, 2014
Machinery and equipment	$501	$484
Computers and software	419	413
Furniture and fixtures	73	69
Leasehold improvements	155	151
Equipment under capital lease	157	157
Construction in progress	279	-
Sub-total	1,584	1,274
Less: accumulated depreciation and amortization	732	655
Total	$852	$619

For the three months ended December 31, 2014 and 2013, depreciation expense was approximately $40,000  and $36,000, respectively. For the six months ended December 31, 2014 and 2013, depreciation expense was approximately $81,000 and $74,000, respectively. During the six months ended December 31, 2013, we recognized a loss of $42,000 on the disposition of machinery and equipment with a cost of approximately $97,000 and a net book value of $42,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.

Accrued Expenses – Current and Long-Term

Accrued expenses consist of the following:

(In thousands)	December 31, 2014	June 30, 2014
Current liabilities
Accrued interest	$11,086	$9,149
Accrued compensation and benefits	749	862
Accrued termination benefits	463	-
Accrued warranty costs	579	547
Accrued legal and accounting	142	187
Accrued taxes	52	106
Other accrued liabilities	259	243
Total	$13,330	$11,094

Long-term liabilities
Accrued termination benefits	$262	$-
	$262	$-

11.

Deferred Revenues – Current and Long-Term

Deferred revenues are recorded when we receive payments for product or services for which we have not yet completed our obligation to deliver product or have not completed services required by the contractual agreements.

As of December 31, 2014 and June 30, 2014, we had customer advance payment and extended warranty service agreements with maturities of less than one year, of $1,709,000 and $483,000, respectively, and extended warranty service agreements, with maturities of more than one year, of $195,000 and $142,000, respectively. Deferred revenues consisted of the following:

	December 31,	June 30,
(In thousands)	2014	2014
Current liabilities
Customer advance payments	$1,495	$331
Extended warranty service agreements	214	152
Total	$1,709	$483
Long-term liabilities
Extended warranty service agreements	$195	$142
Total	$195	$142

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.

Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of December 31, 2014 and 2013, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive. Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(In thousands, except share and per share amounts)	2014	2013	2014	2013
Basic and diluted loss per share:
Numerator:
Net loss	$(6,244)	$(4,381)	$(11,619)	$(10,402)
Denominator:
Weighted average shares	70,938,120	59,358,296	67,842,872	58,776,097
Basic and diluted loss per share	$(0.09)	$(0.07)	$(0.17)	$(0.18)

Common stock equivalents excluded from the diluted earnings per share calculation for the three and six months ended December 31, 2014 and 2013, were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Common stock equivalents excluded
Stock options	2,141,637	1,876,783	2,406,659	2,025,522
Warrants	579,207	267,242	689,052	364,479
Convertible debt	60,978,666	39,800,000	60,978,666	39,800,000
Convertible preferred stock	-	-	-	808,400
	63,699,510	41,944,025	64,074,377	42,998,401

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

As of December 31, 2014, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

On November 14, 2013, we amended each of our credit agreements with DMRJ to extend the maturity date of all of our indebtedness to DMRJ from March 31, 2014 to December 31, 2014.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 19, 2014, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments:

•

the maturity of all of our indebtedness to DMRJ was extended from December 31, 2014 to March 31, 2015;

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

As of December 31, 2014, our obligations to DMRJ under four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $8,600,000, respectively. Further, as of December 31, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $10,286,000 and is included in current liabilities in the condensed consolidated financial statements.

As of February 5, 2015, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $11,095,000 respectively. Further, as of February 5, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $10,858,000.

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

As of December 31, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2014, our obligation under such notes for accrued interest amounted to approximately $795,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of February 5, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of February 5, 2015, our obligation under such notes for accrued interest amounted to approximately $345,000.

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

Each of these options has an exercise price of $1.10 per share and vest one-third upon the last to occur of (i) addition of the Company’s QS-B220 Product to the Transportation Security Administration (“TSA”) Qualified Product List for passenger checkpoint screening, (ii) the execution of an indefinite delivery/indefinite quantity contract with the TSA, and (iii) receipt of orders under that contract. The remaining options will vest in two equal installments on the first and second anniversary of the initial vesting date. We achieved the three criteria established for the July 2, 2014 option grant, as such the initial one-third vested on November 11, 2014.

As of December 31, 2014, there were options outstanding to purchase 22,092,151 shares of our common stock at exercise prices ranging from $0.08 to $3.79.

We issued 255,000 and 76,320  shares of common stock during the three months ended December 31, 2014 and 2013, respectively, as a result of the exercise of options by employees and issued 488,999 and 94,166 shares of common stock during the six months ended December 31, 2014 and 2013, respectively.

Stock Purchase Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock. The fair value of warrants issued is determined using the Black-Scholes option pricing model.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchase Warrants and Stock Issuances

As of December 31, 2014, there were warrants outstanding to purchase 3,198,860 shares of our common stock at exercise prices ranging from $0.54 to $1.22 expiring at various dates between June 26, 2015 and August 27, 2019.

We issued 0 and 36,492 shares of common stock during the three months ended December 31, 2014 and 2013, respectively, as a result of the exercise of warrants by consultants and issued 180,495 and 36,492 shares of common stock during the six months ended December 31, 2014 and 2013, respectively, as a result of the exercise of warrants by consultants.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, we had the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$90,501	$1,275	2022 to 2034
State	$61,378	$877	2015 to 2029

We have recorded a full valuation allowance against our net deferred tax assets of $42,116,000 as of December 31, 2014, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California. As of December 31, 2014, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2011 through 2014 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

For the three and six months ended December 31, 2014 and 2013, we provided for no taxes in our condensed consolidated  statements of operations and comprehensive loss as we have significant net losses.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts which expires on June 30, 2020. Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility. We lease research and office space in San Diego, California, which lease expires on September 30, 2016 and lease 300 square feet of office space in Shanghai, China, under a lease expiring on November 30, 2015. Total rent expense, including assessments for maintenance and real estate taxes for the six months ended December 31, 2014 and 2013, was $437,000 and $448,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010. The lease allowed for early termination, which we elected in February 2008. As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period. As of December 31, 2014 and June 30, 2014, the balance due is approximately $27,000 and is included in current liabilities in the condensed consolidated balance sheets.

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

18.

Subsequent Events

On January 16, 2015, Glenn D. Bolduc, resigned his positions as Chief Executive Officer and President of Implant Sciences Corporation (the “Company”), as well as his seat on the Company’s Board of Directors and his position as Chairman of the Board.

In connection with and prior to Mr. Bolduc’s resignations, Mr. Bolduc entered into a Separation Agreement and Release (the “Separation Agreement”) with the Company.  The Separation Agreement provides that Mr. Bolduc’s resignation will be deemed an involuntary termination without cause pursuant to his Amended and Restated Employment Agreement dated as of June 25, 2013.  In this regard, and subject to the terms contained in the Employment Agreement, Mr. Bolduc is entitled to receive: (i) annual base salary for 18 months on a regular payroll basis; (ii) a pro rata portion of any bonus earned in 2015; (iii) continuation of coverage under and contributions to health care, dental and life insurance benefits for a 12 month period; and (iv) transfer of any key man life insurance.  In connection with Mr. Bolduc’s resignation, we recorded a non-recurring charge of $725,000 in our condensed consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2014.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, pursuant to the terms of the Separation Agreement: (i) Mr. Bolduc agreed to consent to a modification of the Company’s Change in Control Payment Plan (“CIC Plan”), currently being considered by the Board of Directors, under which, in the event the Company is sold, Mr. Bolduc’s share in the CIC Plan will be reduced to 4% of the net sales price of the Company, as defined in an amended CIC Plan, and under which the aggregate share of all other participants in the CIC Plan will be 8.5% of the net sales price; (ii) the Company agreed that Mr. Bolduc shall continue to have the use of an apartment in New York City through the end of the current lease, all lease obligations of said apartment, including but not limited to rent payments and utilities, to be paid by the Company; (iii) the Company agreed to pay Mr. Bolduc’s attorney the sum of $40,000 towards legal fees related to the negotiation of the Separation Agreement and related matters; (iv) the Company amended Mr. Bolduc’s existing stock options permitting Mr. Bolduc to exercise those options which are vested as of his separation date through the maturity date of said options and to provide for the ability to exercise the vested options on a cashless basis, all other terms of Mr. Bolduc’s options remained unchanged ; and (v) Mr. Bolduc agreed to release all claims against the Company. We will record a non-cash charge of $440,000 in our condensed consolidated statements of operations and comprehensive loss in the three and nine months ended March 31, 2015 to record additional stock-based compensation expense resulting from the amendments to Mr. Bolduc’s existing vested stock options.

On February 10, 2015, DMRJ converted $120,000 of the accrued interest owed by us under a promissory note into 1,500,000 shares of our common stock, at an adjusted conversion price of $0.08 per share.

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

On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection screening systems for funding. The project, pending successful negotiations, is potentially worth up to approximately $2 million. Subject to successful conclusion of  negotiations with the DHS, we expect the project to commence in the fourth of quarter of fiscal 2015.

On November 10, 2014, we entered into an Indefinite Delivery / Indefinite Quantity (“IDIQ”) contract with the United States Transportation Security Administration (“TSA”) for our QS-B220 desktop explosives trace detectors. The IDIQ, a necessary prerequisite for competing for TSA’s annual trace detection procurements and establishes contract terms under which the TSA could purchase up to $162 million of equipment and services.

On November 10, 2014, we received an initial delivery order from the TSA for over 1,150 QS-B220 desktop explosives trace detectors.

On November 25, 2014, we received notification from the TSA that a bid protest had been filed with the General Accountability Office (“GAO”) regarding our receipt of a delivery order from the TSA.

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

Results of Operations

Three Months Ended December 31, 2014 vs. December 31, 2013

Revenues

	For the Three Months Ended December 31, 2014		For the Three Months Ended December 31, 2013
(In thousands)	Amount	Mix	Amount	Mix	Change
QS-H150	$805	37.6%	$1,272	40.4%	(36.7%)
QS-B220	1,163	54.3%	1,763	56.0%	(34.0%)
Parts & supplies	173	8.1%	115	3.6%	50.4%
Total	$2,141	100.0%	$3,150	100.0%	(32.0%)

Revenues for the three months ended December 31, 2014 were $2,141,000 as compared with $3,150,000 for the comparable prior year period, a decrease of $1,009,000, or 32.0%. The decrease in revenue is due primarily to: a  31.6% decrease in the number of QS-B220 desktop units sold in the three months ended December 31, 2014, due to decreased shipments to U.S. air cargo screening facilities in the current three month period and a 3.6% decrease in the average unit sales prices, which resulted in a 34.0% decrease in QS-B220 revenues; a 25.0% decrease in the number of QS-H150 handheld units sold, compared to the prior period, due to decreased shipments to Japan and a 15.6% decrease in the average unit sales prices, which resulted in a 36.7% decrease in QS-H150 revenues,  offset partially by a 50.4% increase in sales of parts and supplies. Sales of QS-B220 were favorably impacted in the comparable prior period due to the acceptance of the QS-B220 into the “Qualified” section of the TSA’s Air Cargo Screening Technology List. Competitive market conditions are expected to continue to have a negative impact on our average unit sales prices for the foreseeable future.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2014 were $1,777,000 as compared with $1,980,000 for the comparable prior year period, a decrease of $203,000 or 10.3%. The decrease in cost of revenues recorded in the three months ended December 31, 2014 is primarily due to decreased unit sales of our QS-B220 desktop units, decreased unit sales of our QS-H150 handheld units, a $70,000 increase in manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period and by a $36,000 increase in stock-based compensation.

Gross Margin

Gross margin for the three months ended December 31, 2014 was $364,000 or 17.0% of revenues as compared with $1,170,000 or 37.1% of revenues for the comparable prior year period. The decrease in gross margin as a percent of revenues is primarily the result of a decrease in the average unit sell process on sales of our QS-H150 units and our QS-B220 units of 15.6% and 3.6%, respectively, decreased manufacturing overhead absorption due to decreased QS-B220 unit volume and by a $36,000 increase in stock-based compensation.

Research and Development Expense

Research and development expense for the three months ended December 31, 2014 was $1,288,000 as compared with $1,191,000 for the comparable prior year period, an increase of $97,000 or 8.1%. The increase in research and development expense is due primarily to a $48,000 increase in payroll and related benefit costs, a $33,000 increase in stock-based compensation, a $31,000 increase in travel expenses incurred in support of our government qualifications, a $30,000 increase in prototype expense, offset partially by a $45,000 decrease in engineering consulting fees. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2014 were $3,195,000 as compared with $2,686,000 for the comparable prior year period, an increase of $509,000, or 19.0%. The increase in selling, general and administrative expenses is due primarily to a $764,000 increase in payroll and related benefit due to the resignation of our former CEO, $42,000 increase in bad debt expense and a $32,000 increase in legal expenses. Partially offsetting these increases are a $218,000 decrease in stock-based compensation expense on non-employee warrants, a $63,000 decrease in consulting expense, and a $55,000 decrease in in variable selling expenses due to lower revenues.

 Other Expense

For the three months ended December 31, 2014, other expense was $2,125,000 as compared with other expense of $1,674,000, for the comparable prior year period, an increase of $451,000. The increase is due to increased interest expense on higher borrowings under our credit facility with DMRJ and our credit facility with BAM.

Net Loss

Our net loss for the three months ended December 31, 2014 was $6,244,000 as compared with a net loss of $4,381,000 for the comparable prior year period, an increase of $1,863,000, or 42.5%. The increase in the net loss is primarily due to costs incurred due to the resignation of our former CEO, decreased sales and gross margin and an increase in interest expense.

Six Months Ended December 31, 2014 vs. December 31, 2013

Revenues

	For the Six Months Ended December 31, 2014		For the Six Months Ended December 31, 2013
(In thousands)	Amount	Mix	Amount	Mix	Change
QS-H150	$1,791	44.7%	$1,522	35.3%	17.7%
QS-B220	1,917	47.8%	2,599	60.2%	(26.2%)
Parts & supplies	302	7.5%	194	4.5%	55.7%
Total	$4,010	100.0%	$4,315	100.0%	(7.1%)

Revenues for the six months ended December 31, 2014 were $4,010,000 as compared with $4,315,000 for the comparable prior year period, a decrease of $305,000, or 7.1%. The decrease in revenue is due primarily to a  22.5% decrease in the number of QS-B220 desktop units sold in the six months ended December 31, 2014, due to decreased shipments to U.S. air cargo screening facilities in the current six month period and a 4.8% decrease in the average unit sales prices, which resulted in a 26.2% decrease in QS-B220 revenue, offset partially by a 35.8% increase in the number of QS-H150 handheld units sold, compared to the prior period, due to increased shipments to China and Africa, a 13.4% decrease in the average unit sales prices, which resulted in a 17.7% increase in QS-H150 revenues and to a lesser extent by a 55.7% increase in sales of parts and supplies. Sales of QS-B220 were favorably impacted in the comparable prior period due to the acceptance of the QS-B220 into the “Qualified” section of the TSA’s Air Cargo Screening Technology List. Competitive market conditions are expected to continue to have a negative impact on our average unit sales prices for the foreseeable future.

Cost of Revenues

Cost of revenues for the six months ended December 31, 2014 were $3,028,000 as compared with $2,932,000 for the comparable prior year period, an increase of $96,000 or 3.3%. The increase in cost of revenues recorded in the six months ended December 31, 2014 is primarily due to increased unit sales of our QS-H150 handheld units, a $146,000 increase in manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period, partially offset by an $9,000 decrease in stock-based compensation.

Gross Margin

Gross margin for the six months ended December 31, 2014 was $982,000 or 24.5% of revenues as compared with $1,383,000 or 32.1% of revenues for the comparable prior year period. The decrease in gross margin as a percent of revenues is primarily the result of a decrease in the average unit sell process on sales of our QS-H150 units and our QS-B220 units of 13.4% and 4.8%, respectively, decreased manufacturing overhead absorption due to decreased QS-B220 unit volume, offset partially by a $9,000 decrease in stock-based compensation.

Research and Development Expense

Research and development expense for the six months ended December 31, 2014 was $2,572,000 as compared with $2,422,000 for the comparable prior year period, an increase of $150,000 or 6.2%. The increase in research and development expense is due primarily to a $70,000 increase in payroll and related benefit costs, a $80,000 increase in prototype expense and materials, a $30,000 increase in travel expenses incurred in support of our government qualifications and a $29,000 increase in government qualification testing fees, offset partially by a $61,000 decrease in engineering consulting fees and a $4,000 decrease in stock-based compensation. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2014 were $5,870,000 as compared with $6,094,000 for the comparable prior year period, a decrease of $224,000, or 3.7%. The decrease in selling, general and administrative expenses is due primarily a $586,000 decrease in stock-based compensation, a $253,000 decrease in stock-based compensation expense on non-employee warrants, an $84,000 decrease in occupancy costs due to the relocation of our corporate offices in July 2013, $66,000 decrease in consulting expense and the $42,000 loss on the disposal of machinery and equipment recorded in the prior year period. Partially offsetting these decreases are a $725,000 increase in payroll and related benefits due to the resignation of our former CEO, a $45,000 increase in legal fees and a $44,000 increase in bad debt expense.

Other Expense

For the six months ended December 31, 2014, other expense was $4,159,000 as compared with other expense of $3,269,000, for the comparable prior year period, an increase of $890,000. The increase is due to increased interest expense on higher borrowings under our credit facility with DMRJ and our credit facility with BAM.

Net Loss

Our net loss for the six months ended December 31, 2014 was $11,619,000 as compared with a net loss of $10,402,000 for the comparable prior year period, an increase of $1,217,000, or 11.7%. The increase in the net loss is primarily due to lower sales and gross margin, costs incurred due to the resignation of our former CEO and an increase in interest expense.

Liquidity and Capital Resources

As of December 31, 2014 and June 30, 2014, we had cash and cash equivalents of $26,000 and $391,000, respectively.

On March 31, 2015, we must repay in full our obligations to DMRJ under four secured promissory notes and a revolving credit facility. Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of December 31, 2014, our obligations to DMRJ under four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $8,600,000, respectively. Further, as of December 31, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $10,286,000 and is included in current liabilities in the condensed consolidated financial statements.

As of February 5, 2015, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $11,095,000 respectively. Further, as of February 5, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $10,858,000.

On March 31, 2015, we must repay in full our obligations under the senior secured promissory notes for which BAM Administrative Services LLC (“BAM”) is the agent. Our obligations to the investors are secured by security interests in substantially all of our assets. As of December 31, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2014, our obligation under such notes for accrued interest amounted to approximately $795,000.

As of February 5, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of February 5, 2015, our obligation under such notes for accrued interest amounted to approximately $345,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

During the six months ended December 31, 2014, we had net cash outflows of $5,895,000 from operating activities as compared to net cash outflows from operating activities of $3,700,000 for the comparable prior year period. The $2,195,000 increase in net cash outflows used in operating activities during the six months ended December 31, 2014, as compared to the comparable prior year period, was due to the following changes in working capital: (i) a $416,000 increase in accounts receivable, compared to a $557,000 increase in the prior period, due to decreased product shipments during the quarter ended December 31, 2014; (ii) a $170,000 decrease in inventories compared to a $421,000 decrease in the prior period, due primarily to a decrease in finished goods inventories; (iii) an increase in accrued expenses of $3,125,000, compared to a $3,490,000 increase in the prior period, due to primarily to the payment of $1,605,000 of interest our borrowings with BAM in the six months ended December 31, 2014, offset partially by an increase in accrued expenses in the current period due to cost incurred due to the resignation of our former CEO (iv) a $1,279,000 increase in deferred revenue, compared to a $230,000 increase in deferred revenue in the prior year period, due primarily to the receipt of customer advance deposits; and, (v) a $134,000 decrease in accounts payable, compared to a $461,000 increase in the prior period, due to the timing of vendor payments in the current fiscal year.

During the six months ended December 31, 2014, we had net cash outflows of $314,000 from investing activities as compared to net cash outflows of $213,000 from investing activities for the prior year period. The $101,000 decrease in net cash used in investing activities during the six months ended December 31, 2014, as compared to the prior year period, was primarily due to a $20,000 decrease in purchases of equipment and fixtures, due to the July 2013 move to our new corporate offices and the build out of our manufacturing facility, offset by the transfer of $121,000 in the six months ended December 31, 2013, of previously restricted funds.

During the six months ended December 31, 2014 we had net cash inflows of $5,843,000 from financing activities as compared to net cash inflows of $4,104,000 from financing activities for the comparable prior year period. The $1,739,000 increase in net cash from financing activities during the six months ended December 31, 2014, as compared to the comparable prior year period, was primarily due to $5,605,000  in borrowings under our credit facility with DMRJ, compared to borrowings of $4,096,000 in the prior fiscal year, due primarily to the payment of $1,605,000 of interest to BAM and a $207,000 increase in proceeds received due to the exercise of stock options and warrants.

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

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months. These plans depend on an extension of the maturity date of our credit facility with DMRJ and a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product. Because there can be no assurances that DMRJ will continue to make advances under our revolving line of credit, that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations with DMRJ and BAM, management will continue to closely monitor and attempt to control our costs and will continue to actively seek the needed capital through government grants and awards, strategic alliances, private financing sources, and through its lending institutions. Future expenditures for research and product development are discretionary and can be adjusted as can certain selling, general and administrative expenses, based on the availability of cash. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we had two irrevocable standby letters of credit outstanding in the approximate amount of $595,000. These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and, (2) provide warranty performance security equal to 5% of the contract amount. We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively. We are currently working with the India Ministry of Defence to secure the release of the performance security bond which expired on November 4, 2014 and expect to obtain the release in the third quarter of fiscal 2015.

On July 31, 2014, we entered into a letter of agreement with a customer for the procurement of handheld explosives and narcotics detectors. As a condition of the letter agreement, we issued an advance payment guarantee  to the customer equal to the advance deposit of $1,212,000 which was received by us on September 4, 2014 is included in current liabilities in the condensed consolidated financial statements. The advance payment guarantee will remain in force until we deliver the product specified in the letter of agreement and will expire in full on that date. We expect to deliver the product specified in the letter agreement in the first quarter of fiscal 2016.

As of December 31, 2014, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of December 31, 2014 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties.

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business which we believe will not have a material effect on our business, assets or results of operations.

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

As of December 31, 2014, our obligations to DMRJ under four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $8,600,000, respectively. Further, as of December 31, 2014, our obligation to DMRJ for accrued interest under these instruments approximated $10,286,000 and is included in current liabilities in the condensed consolidated financial statements. As of December 31, 2014, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2014, our obligation under such notes for accrued interest amounted to approximately $795,000.

As of February 5, 2015, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $11,095,000 respectively. Further, as of February 5, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $10,858,000. As of February 5, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of February 5, 2015, our obligation under such notes for accrued interest amounted to approximately $345,000.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On November 19, 2014, DMRJ converted $214,000 of the accrued interest owed by us under a promissory note into 2,675,000 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

On February 10, 2015, DMRJ converted $120,000 of the accrued interest owed by us under a promissory note into 1,500,000 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Ref. No.	Description
10.1	(1)	Separation Agreement and Release
31.1	(2)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(4)	XBRL Instance Document.
101.SCH	(4)	XBRL Taxonomy Extension Schema Document.
101.CAL	(4)	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	(4)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	(4)	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed as an Exhibit to Implant Sciences Corporation’s Form 8-K dated January 16, 2015 and filed January 23, 2015, and incorporated herein by reference.
(2)	Filed herewith.
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

Implant Sciences Corporation
	By:	/s/ William J. McGann
William J. McGann President and, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Roger P. Deschenes
Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Dated: February 17, 2015