Form 10-Q
period 2015-03-31
IMPLANT SCIENCES CORP
filed 2015-05-15
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File No. 001-14949

Implant Sciences Corporation

Massachusetts	042837126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Research Drive, Unit 3, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐
☐ Large Accelerated Filer	 ☐ Accelerated Filer
☐ Non-accelerated Filer	 ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of May 5, 2015, there were 74,503,120 shares of the registrant’s Common Stock outstanding.

F-1

IMPLANT SCIENCES CORPORATION

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)
	March 31,	June 30,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,914	$391
Restricted cash and investments	312	312
Accounts receivable-trade, net of allowances of $47 and $1, respectively	1,300	545
Inventories, net	3,336	2,868
Prepaid expenses and other current assets	626	315
Total current assets	7,488	4,431
Property and equipment, net	834	619
Restricted cash and investments	312	312
Other non-current assets	104	117
Total assets	$8,738	$5,479
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$20,000	$20,000
Senior secured convertible promissory note	3,184	3,184
Senior secured promissory note – DMRJ	1,000	1,000
Second senior secured convertible promissory note	12,000	12,000
Third senior secured convertible promissory note	12,000	12,000
Line of credit	13,912	2,995
Current maturities of obligations under capital lease	50	45
Accrued expenses	16,105	11,094
Accounts payable	3,060	3,675
Deferred revenue	1,740	483
Total current liabilities	83,051	66,476
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	27	66
Accrued expenses, net of current	214	-
Deferred revenue, net of current	202	142
Total long-term liabilities	443	208
Total liabilities	83,494	66,684
Commitments and contingencies (Note 16)
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 74,313,665 and 74,303,120 shares issued and outstanding at March 31, 2015 and 63,634,171 and 63,623,626 shares issued and outstanding at June 30, 2014	74	64
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, no shares issued and outstanding at March 31, 2015 and June 30, 2014	-	-
Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	110,629	107,055
Accumulated deficit	(185,236)	(167,886)
Deferred compensation	(153)	(367)
Other comprehensive income	3	2
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(74,756)	(61,205)
Total liabilities and stockholders' deficit	$8,738	$5,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues	$3,305	$2,708	$7,315	$7,023
Cost of revenues	2,129	1,902	5,157	4,834
Gross margin	1,176	806	2,158	2,189
Operating expenses:
Research and development	1,347	1,179	3,919	3,601
Selling, general and administrative	3,318	2,845	9,188	8,939
Total operating expenses	4,665	4,024	13,107	12,540
Loss from operations	(3,489)	(3,218)	(10,949)	(10,351)
Other income (expense), net:
Interest income	1	-	1	1
Interest expense	(2,243)	(1,721)	(6,402)	(4,991)
Total other expense, net	(2,242)	(1,721)	(6,401)	(4,990)
Net loss	(5,731)	(4,939)	(17,350)	(15,341)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1)	4	1	3
Other comprehensive (loss) income	(1)	4	1	3
Comprehensive loss	$(5,732)	$(4,935)	$(17,349)	$(15,338)

Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.25)	$(0.26)

Weighted average shares used in computing net loss per common share, basic and diluted	72,677,287	61,860,726	69,454,343	59,804,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,350)	$(15,341)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	126	114
Bad debt expense	48	2
Stock-based compensation expense	2,381	2,388
Loss on disposal of equipment	-	41
Warrants issued to non-employees	265	740
Common stock issued to consultants	68	212
Consultant settlement agreement	-	118
Changes in assets and liabilities:
Accounts receivable	(803)	(97)
Inventories	(468)	(346)
Prepaid expenses and other current assets	(298)	4
Accounts payable	(615)	1,273
Accrued expenses	6,047	2,993
Deferred revenue	1,317	341
Net cash used in operating activities	(9,282)	(7,558)

Cash flows from investing activities:
Purchases of property and equipment	(341)	(382)
Proceeds from the sale of equipment	-	19
Transfer from restricted funds, net	-	121
Net cash used in investing activities	(341)	(242)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and common stock purchase warrants	262	53
Proceeds from the issuance of senior secured promissory note	-	20,000
Principal repayments of long-term debt and capital lease obligations	(34)	(57)
Net borrowings on line of credit	10,917	(12,003)
Net cash provided by financing activities	11,145	7,993
Effect of exchange rate changes on cash and cash equivalents	1	3
Net change in cash and cash equivalents	1,523	196
Cash and cash equivalents at beginning of period	391	80
Cash and cash equivalents at end of period	$1,914	$276

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,380	$2,522
Non-cash Financing Activity:
Conversions of senior secured convertible promissory note interest to common shares	$799	$197
Conversion of convertible preferred stock to common shares	-	27
Exercise of stock purchase warrants	-	11
Common stock issued to consultants	23	-
Purchases of property, plant and equipment under capital lease	-	25

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

Liquidity, Going Concern and Management’s Plans

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC (“DMRJ”) pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock. We have entered into a series of amendments, waivers and modifications with DMRJ. On March 19, 2015, we amended our credit agreements with DMRJ pursuant to which, amongst other matters, we extended the maturity date of all of our indebtedness from March 31, 2015 to March 31, 2016 (see Note 13).

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bore interest at 15% per annum and originally matured on March 31, 2015. We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under the amended and restated revolving promissory note (ii) $1,809,000 of interest outstanding under that facility, and, (iii) $567,000 of interest outstanding under our senior secured convertible promissory note. On March 19, 2015, we extended our credit agreement with BAM pursuant to which, amongst other matters, the interest rate increased to 16% per annum, commencing on April 1, 2015 and we extended the maturity date of our indebtedness from March 31, 2015 to March 31, 2016 (see Note 13).

Despite our current sales, expense and cash flow projections and $7,941,000 in cash available from our line of credit with DMRJ, at May 5, 2015, we will require additional capital in the third quarter of fiscal 2016 to fund operations and continue the development, commercialization and marketing of our products. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products. For the nine months ended March 31, 2015, we reported a net loss of $17,350,000 and used $9,282,000 in cash for operations. As of March 31, 2015, the Company had an accumulated deficit of approximately $185,236,000 and a working capital deficit of $75,563,000. Management continually evaluates  operating expenses and  cash flow from operations. Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

As of March 31, 2015, our obligations to DMRJ under each of the four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $13,912,000, respectively. Further, as of March 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $11,577,000 and is included in current liabilities in the condensed consolidated financial statements.

As of May 5, 2015, our obligations to DMRJ under each of the four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $13,912,000, respectively. Further, as of May 5, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,191,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of March 31, 2015, our obligation under such notes for accrued interest amounted to approximately $795,000.

As of May 5, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of May 5, 2015, our obligation under such notes for accrued interest amounted to approximately $1,107,000.

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

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months. These plans depend on an extension of the maturity date of our credit facility with DMRJ and a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product. Because there can be no assurances that DMRJ will continue to make advances under our revolving line of credit, that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations with DMRJ and BAM.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on March 31, 2016. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management is continuing to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans. Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

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

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have recorded no revenues from government contracts in fiscal 2014 or in the first nine months of fiscal 2015. On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection (“ETD”) screening systems for funding. The project, pending successful negotiations, is potentially worth up to approximately $2 million. Subject to successful conclusion of negotiations with the DHS, we expect the project to commence in the first quarter of fiscal 2016. Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

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

On April 6, 2015, we entered into a Letter Agreement with Luveti d.o.o. (“Luveti”) pursuant we agreed to pay the sum of $1,315,000 (Settlement Amount”) to Luveti, which will be paid in six monthly payments of $219,000 commencing on April 8, 2015 and continuing thereafter on a monthly basis up to and including September 5, 2015. Complete terms of the Letter Agreement are described in Note 10.

2.

Interim Financial Statements and Basis of Presentation

Principles of Consolidation

The accompanying condensed consolidated financial statements include our operations in Massachusetts, California and Shanghai, China, and those of our wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented. The results of operations and cash flows for the nine months ended March 31, 2015 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The balance sheet at June 30, 2014 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods therein, which is effective for our fiscal year beginning July 1, 2017, the first day of our 2018 fiscal year. The FASB is currently considering deferring the effective dates of ASU 2014-009. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide specific guidance on share-based payment awards that provide for achievement of a specific performance target that could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. Earlier adoption is permitted. ASU 2014-12 may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this guidance should be recognized in the financial statements as an adjustment to the opening retained earnings balance at that date. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

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

Our financial instruments at March 31, 2015 and June 30, 2014 include cash equivalents, restricted cash and investments, accounts receivable, accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory notes and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the non-recurring fair value measurements of assets and liabilities as of March 31, 2015:

		Fair Value Measurements as of March 31, 2015
Description (In thousands)	Carrying Value at March 31, 2015	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note	3,184	-	-	3,184
Second senior secured convertible promissory note	12,000	-	-	12,000
Third senior secured convertible promissory note	12,000	-	-	12,000
Senior secured promissory note - DMRJ	1,000			1,000
Line of credit	13,912	-	-	13,912

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

4.

Restricted Cash and Investments – Current and Long-Term

As of March 31, 2015 and June 30, 2014, we had restricted cash and investments, with maturities of less than one year, of $312,000 and restricted investments, with maturities of more than one year, of $312,000. Restricted cash and investments consisted of the following:

(In thousands)	March 31, 2015	June 30, 2014
Current assets
Certificates of deposit	$312	$312
Total	$312	$312
Non-current assets
Certificates of deposit	$312	$312
Total	$312	$312

The restricted investments of $624,000 held in certificates of deposit collateralize our performance under irrevocable letters of credit issued in April 2010, aggregating to $595,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $19,000. These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and (2) provide warranty performance security equal to 5% of the contract amount under the terms of the contract. We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively. On May 1, 2015, we obtained the release of the performance security bond, which expired on November 4, 2014, from the India Ministry of Defence and received the collateralized deposit.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Stock Based Compensation

Our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 include $1,154,000 and $563,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards. For the nine month ended March 31, 2015 and 2014, our consolidated statements of operations and comprehensive loss include $2,381,000 and $2,388,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards, as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
In thousands	2015	2014	2015	2014
Cost of revenues	$71	$20	$172	$130
Research and development	137	86	379	332
Selling, general and administrative	946	457	1,830	1,926
Total	$1,154	$563	$2,381	$2,388

During the three and nine months ended March 31, 2015, we recorded additional stock-based compensation of $820,000 in our condensed consolidated statements of operations and comprehensive loss, to record stock-based compensation of $440,000 resulting from the amendments to Mr. Bolduc’s existing vested stock options, pursuant to a settlement agreement that we entered into with Mr. Bolduc on January 16, 2015 (see Note 17), which stock options were vested as of the date of his separation from the Company through the maturity date of said options, to provide for the ability to exercise the vested options on a cashless basis and to extend the exercise period to the maturity date of the options and to record additional stock-based compensation of $380,000 resulting from the accelerated vesting of certain options issued on July 2, 2014, for which the criteria was met for the initial one-third that vested on March 5, 2015.

As of March 31, 2015, the total amount of unrecognized stock-based compensation expense was approximately $1,904,000, which will be recognized over a weighted average period of 1.13 years.

As of March 31, 2015, there were options outstanding to purchase 21,965,318 shares of our common stock at exercise prices ranging from $0.08 to $3.89.

6.

Related Party Transactions

Robert Liscouski, a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital. We terminated our relationship with Secure Strategy Group on September 30, 2013 and on March 5, 2014 we executed a settlement agreement and release with Secure Strategy Group and recognized a non-cash benefit of $118,000 in our condensed consolidated statement of operations and comprehensive income for the nine months ended March 31, 2014. As of March 31, 2015, our obligation to Secure Strategy Group was $0.

In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government. During the three months ended March 31, 2015 and 2014, we paid Mr. Liscouski $0 and $45,000, respectively for services performed under this agreement. During the nine months ended March 31, 2015 and 2014, we paid Mr. Liscouski $105,000 and $135,000, respectively for services performed under this agreement which terminated effective on February 1, 2015, when Mr. Liscouski joined the company as Executive Vice President. As of March 31, 2015, we had no obligation to Mr. Liscouski under this agreement.

Mr. Liscouski also serves as a senior partner at Edge360, a security technology and situational awareness solutions provider to the homeland security marketplace that had been retained by us. During the nine months ended March 31, 2015 and 2014, we paid Edge360 $0 and $4,000, respectively. On August 31, 2013, we terminated our relationship with Edge360 and, as of March 31, 2015, we had no obligation to Edge360.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2014, August 29, 2014, September 18, 2014 and October 2, 2014, Roger Deschenes, our Chief Financial Officer, advanced $100,000, $125,000, $125,000 and $100,000, respectively, for general working capital purposes, of which $450,000 of principal and $12,000 of interest has been repaid to Mr. Deschenes during the nine months ended March 31, 2015. The advances were payable on demand and bear interest at 15%. As of March 31, 2015 our obligation to Mr. Deschenes was $0.

7.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	March 31, 2015	June 30, 2014
Insurance	$81	$61
Bank fees	15	18
Inventory	338	-
Other prepaid expenses	192	236
Total	$626	$315

8.

Inventories, net

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

(In thousands)	March 31, 2015	June 30, 2014
Raw materials	$2,052	$1,897
Work in progress	912	616
Finished goods	372	355
Total	$3,336	$2,868

As of March 31, 2015 and June 30, 2014, our reserves for excess and slow-moving inventories were $217,000 and $213,000, respectively.

9.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	March 31, 2015	June 30, 2014
Machinery and equipment	$527	$484
Computers and software	414	413
Furniture and fixtures	73	69
Leasehold improvements	157	151
Equipment under capital lease	157	157
Construction in progress	279	-
Sub-total	1,607	1,274
Less: accumulated depreciation and amortization	773	655
Total	$834	$619

For the three months ended March 31, 2015 and 2014, depreciation expense was approximately $45,000 and $40,000, respectively. For the nine months ended March 31, 2015 and 2014, depreciation expense was approximately $126,000 and $114,000, respectively. During the nine months ended March 31, 2014, we recognized a loss of $41,000 on the disposition of machinery and equipment with a cost of approximately $97,000 and a net book value of $41,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Accrued Expenses – Current and Long-Term

Accrued expenses consist of the following:

(In thousands)	March 31, 2015	June 30, 2014
Current liabilities
Accrued interest	$12,372	$9,149
Accrued compensation and benefits	998	862
Accrued termination benefits	417	-
Accrued warranty costs	458	547
Accrued legal and accounting	117	187
Accrued taxes	61	106
Settlement agreement	1,315	-
Other accrued liabilities	367	243
Total	$16,105	$11,094

Long-term liabilities
Accrued termination benefits	$214	$-
	$214	$-

On April 6, 2015, we entered into a letter agreement (“Letter Agreement”) with Luveti d.o.o. (“Luveti”) pursuant to which we received notification of termination of  the prior letter agreement we entered into with Luveti on July 31, 2014 (“Prior Letter Agreement”) to provide customized explosive trace detectors to Luveti for distribution under an agreement for the procurement of explosives and narcotics detectors (“Procurement Agreement’) between Luveti and the Republic of Croatia, Ministry of the Interior, dated August 20, 2014.  Pursuant to such termination, we agreed to pay the sum of $1,315,000 (“Settlement Amount”) to Luveti, representing a refund of Luveti’s advance payment deposit of $1,212,000 that was received by us on September 4, 2014 and $103,000 of interest and other charges Luveti incurred as a result of the cancellation of their agreement with the Republic of Croatia, Ministry of the Interior.  The Settlement Amount will be paid in six monthly payments of $219,000 commencing on April 8, 2015 and continuing thereafter on a monthly basis up to and including September 5, 2015. The Settlement Amount is included in current liabilities on our condensed consolidated balance sheets at March 31, 2015.

In addition, on February 26, 2015, we paid Luveti the sum of $171,000, representing penalties owed by Luveti to the Republic of Croatia, Ministry of the Interior.

During the three and nine months ended March 31, 2015, we recorded charges of $274,000 in our condensed consolidated statement of operations and comprehensive loss, to record the additional charges pursuant to the Letter Agreement with Luveti and to reimburse Luveti for penalties owed to the Republic of Croatia, Ministry of the Interior.

11.

Deferred Revenues – Current and Long-Term

Deferred revenues are recorded when we receive payments for product or services for which we have not yet completed our obligation to deliver product or have not completed services required by the contractual agreements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015 and June 30, 2014, we had customer advance payment and extended warranty service agreements with maturities of less than one year, of $1,740,000 and $483,000, respectively, and extended warranty service agreements, with maturities of more than one year, of $202,000 and $142,000, respectively. Deferred revenues consisted of the following:

(In thousands)	March 31, 2015	June 30, 2014
Current liabilities
Customer advance payments	$1,473	$331
Extended warranty service agreements	267	152
Total	$1,740	$483
Long-term liabilities
Extended warranty service agreements	$202	$142
Total	$202	$142

12.

Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of March 31, 2015 and 2014, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive. Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2015	2014	2015	2014
Basic and diluted loss per share:
Numerator:
Net loss	$(5,731)	$(4,939)	$(17,350)	$(15,341)
Denominator:
Weighted average shares	72,677,287	61,860,726	69,454,343	59,804,307
Basic and diluted loss per share	$(0.08)	$(0.08)	$(0.25)	$(0.26)

Common stock equivalents excluded from the diluted earnings per share calculation for the three and nine months ended March 31, 2015 and 2014, were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Common stock equivalents excluded
Stock options	1,333,193	1,657,313	1,900,692	1,981,912
Warrants	230,624	123,331	485,997	296,214
Convertible debt	39,800,000	39,800,000	50,809,174	39,800,000
Convertible preferred stock	-	-	-	542,800
	41,363,817	41,580,644	53,195,863	42,620,926

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Long-Term Debt and Credit Arrangements

Term Debt and Revolving Credit Facility with DMRJ Group, LLC

We are a party to several loan and credit agreements with DMRJ, an accredited institutional investor. In December 2008, we entered into a note and warrant purchase agreement with DMRJ pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock. Thereafter, we entered into a series of amendments, waivers and modifications of this facility. The note, which is collateralized by all of our assets, bears interest at 15.0% per annum.

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

The third senior secured convertible promissory note bears interest at the rate of 15% per annum. The principal balance of this note, together with all outstanding interest and all other amounts owed thereunder, was due and payable on March 31, 2014. The third senior secured convertible promissory note is convertible in whole or in part, at DMRJ’s option, into shares of Series I Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series I Preferred Stock, the “Series I Original Issue Price”). We may prepay this note on 30 days prior notice.

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

As of March 31, 2015, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

On November 14, 2013, we amended each of our credit agreements with DMRJ to extend the maturity date of all of our indebtedness to DMRJ from March 31, 2014 to September 30, 2014.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 19, 2014, we further amended each of our credit instruments with DMRJ. Pursuant to those amendments:

•

the maturity of all of our indebtedness to DMRJ was extended from March 31, 2014 to March 31, 2015 DMRJ waived our compliance with certain financial covenants in each of our promissory notes and all related credit agreements through the new maturity date;

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

On March 19, 2015, we further amended each of our credit instruments with DMRJ, pursuant to which the maturity of all our indebtedness to DMRJ was extended from March 31, 2015 to March 31, 2016 and DMRJ waived our compliance with certain financial covenants contained in each of our promissory notes and all related credit agreements through the new maturity date.

Further, upon the occurrence of an event of default under certain provisions of our agreements with DMRJ, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

As of March 31, 2015, our obligations to DMRJ under each of the four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $13,912,000, respectively. Further, as of March 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $11,577,000 and is included in current liabilities in the condensed consolidated financial statements.

As of May 5, 2015, our obligations to DMRJ under each of the four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $13,912,000 respectively. Further, as of May 5, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,191,000.

Term Debt with BAM

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM, an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 15% per annum and mature on March 31, 2016. The proceeds from the sale of the notes were used to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under the amended and restated revolving promissory note dated September 29, 2011 (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note dated September 5, 2012.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 19, 2015, we extended our credit agreement with BAM pursuant to which, amongst other matters, the interest rate increased to 16% per annum, commencing on April 1, 2015 and we extended the maturity date of our indebtedness from March 31, 2015 to March 31, 2016.

As of March 31, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of March 31, 2015, our obligations under such notes for accrued interest amounted to approximately $795,000.

As of May 5, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of May 5, 2015, our obligations under such notes for accrued interest amounted to approximately $1,107,000.

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

In December 2004, we adopted the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 500,000 shares were originally reserved for issuance under the 2004 Plan. In December 2005, our stockholders approved an increase in the 2004 Plan from 500,000 shares to 1,000,000 shares. In December 2007, our stockholders approved an increase in the 2004 Plan from 1,000,000 shares to 2,000,000 shares. In March 2009, our stockholders approved an increase in the 2004 Plan from 2,000,000 shares to 4,000,000. The 2004 Plan expired in May 2014, as such no further options grants may be issued under this plan.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2012, our Board of Directors adopted an amendment (the “September 2012 Amendment”) to our 2004 Plan increasing the total number of shares of our common stock issuable thereunder from 4,000,000 shares to 20,000,000 shares and approved the following grants of options under the 2004 Plan:

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

Each of the options has an exercise price of $1.40 per share. One-half of options granted to each of Messrs. Bolduc, Deschenes, Silvestri and Ms. Baron were immediately exercisable and the other one-half became exercisable on September 7, 2013. One-third of the new options granted to each of Drs. McGann and  Jones were immediately exercisable, one-third became exercisable on September 7, 2013, and the remaining one-third became exercisable on September 7, 2014. Options granted to Messrs. Turmelle, Safir, Liscouski, Keating and the Estate of Mr. Levangie are immediately exercisable in full. All of the options will expire on September 6, 2022, subject to earlier expiration with respect to Messrs. Bolduc, McGann, Deschenes, Jones, Silvestri and Ms. Baron in connection with the termination or cessation of their respective employment with the company.

On September 7, 2012, the Board of Directors adopted the Implant Sciences Corporation Change of Control Payment Plan (the “COC Plan”), the purpose of which is to reward management for the increases in shareholder value generated between January 2009 and September 7, 2012.

On January 2, 2009, the closing price of our common stock on the NYSE Amex LLC was $0.18 per share. On the date the plan was adopted, the closing price of the common stock on the OTC Markets Group’s OTCPK tier was $1.40. Our Board of Directors believes that this increase in shareholder value is directly attributable to the dedication and hard work of our management team, employees and directors. Accordingly, our management and directors have not significantly benefitted from the increase in shareholder value between January 2009 and September 7, 2012, and the COC Plan is intended to provide value to our management and directors equivalent to the value they would have earned had they owned a more significant portion of our equity.

Pursuant to the COC Plan, the Board established a target level of stock ownership for each officer as a percentage of our fully diluted capitalization, and a corresponding ownership percentage for directors. To reflect the increase in shareholder value between January 2009 and the adoption of the plan, the Board determined that each officer and director should be allocated a “Change of Control Payment” equal to the product of (x) the closing price of our common stock on September 7, 2012 (i.e., $1.40) less a “floor price,” multiplied by (y) the number of additional stock options granted to each participant on the same date. The floor price applicable to directors and officers who served us at the beginning of the turn-around is $0.20, i.e., slightly above the closing price of the common stock on January 2, 2009. The floor prices for Dr. McGann and Dr. Jones are $0.51 and $0.67, respectively, reflecting the closing prices of the common stock on the dates those officers joined us. The benefits under the plan are payable upon, and only upon, a “Change of Control,” as defined in the plan, involving the company. Accordingly, the payment of the benefits allocated under the plan will be further deferred until such time that all shareholders receive payments for or in respect of their common stock in a transaction constituting a Change of Control.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Separation Agreement (see Note 17): (i) Mr. Bolduc agreed to consent to a modification of the Company’s Change in Control Payment Plan (“CIC Plan”), currently being considered by the Board of Directors, under which, in the event the Company is sold, Mr. Bolduc’s share in the CIC Plan will be reduced to 4% of the net sales price of the Company, as defined in an amended CIC Plan, and under which the aggregate share of all other participants in the CIC Plan will be 8.5% of the net sales price. The Company amended Mr. Bolduc’s existing stock options permitting Mr. Bolduc to exercise those options.

On February 26, 2015, our Board of Directors amended and restated the Change in Control Plan which was originally adopted by the Board of Directors on September 7, 2012 (the “Original Plan,” and as amended and restated, the “Amended Plan”).  The Amended Plan modifies certain provisions of the Original Plan relating to the calculation and  amounts of payment to which certain  key employees and directors of the Company are entitled following a Change in Control (as defined in the Amended Plan) as well as certain terms and conditions of payment,  as described below.

The Original Plan provided that Participants would receive certain fixed amounts upon a Change of Control.  The Amended Plan does not provide such fixed amounts.  Instead, the Amended Plan provides for Change of Control Payments based on a percentage of Net Proceeds of a Change of Control after subtracting amounts that the Participant would receive in the Change of Control transaction as a result of the Participant’s ownership of certain stock options of the Company.  Change of Control Payments are calculated as (a) the product of (i) Net Proceeds of a Change of Control, multiplied by (ii) the applicable percentage granted to the Participant, reduced, but not below zero, by (b) any portion of the Net Proceeds or any other consideration which are payable to such Participant with respect to the At-Risk Options or with respect to shares of capital stock of the Company acquired upon the exercise of the At-Risk Options.  The options deemed to be “At- Risk” are identified in Appendix A of the Amended Plan.

In the Amended Plan, Net Proceeds is defined as the aggregate consideration paid in connection with a Change of Control, after payment of (i) all secured indebtedness of the Company and any controlled subsidiary, together with all accrued but unpaid interest thereon and all other obligations related thereto, including without limitation all indebtedness owed to DMRJ Group, LLC, and to the holders of promissory notes issued pursuant to that certain Note Purchase Agreement dated as of March 19, 2014, between the Company and certain other parties thereto, and (ii) all other obligations and liabilities of the Company and any Controlled Subsidiary, including all expenses related to such Change of Control.  Net Proceeds shall be deemed to include (i) any consideration to be paid to the Company, any Controlled Subsidiary, or the Company’s stockholders (as the case may be) that is to be held in escrow and (ii) any consideration to be paid to the Company, any Controlled Subsidiary, or the Company’s stockholders (as the case may be) that is based on the future outcome or performance of the Company or any Controlled Subsidiary in the form of an earn-out according to the terms of the Change of Control. Upon any release from escrow and/or any payment of an earn-out, the Company shall make the Change of Control Payments attributable to such amounts upon the same payment schedule and under the same terms and conditions as apply to the corresponding payments to the Company, any Controlled Subsidiary, or the Company’s stockholders (as the case may be) and in compliance with Section 409A of the Code.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the Amended Plan, the definition of “Change of Control” was revised to mean the occurrence of any one of the following events:

(a) a merger or consolidation in which:

(i)

the Company is a constituent party, or

(ii)

more than fifty percent (50%) owned subsidiary of the Company, measured by the total fair market value and the total voting power of the outstanding shares of the capital stock of such subsidiary (a “Controlled Subsidiary”) is a constituent party, where any one Person, or more than one Person Acting as a Group, other than Excluded Person(s), acquires ownership of the stock of the Company or Controlled Subsidiary that, together with the stock then held by such Person or Group, constitutes more than fifty percent (50%) of the total fair market value or total voting power of the stock of the Company or Controlled Subsidiary (determined on a fully diluted basis assuming the exercise, conversion or exchange of all exercisable, convertible or exchangeable securities, respectively).  However, if any one Person or more than one Person Acting as a Group is considered to own more than fifty percent (50%) of the total fair market value or total voting power of the stock of the Company, the acquisition of additional stock by the same Person or Persons is not considered to cause a Change of Control.

(b) the sale, lease, transfer, exclusive license or other disposition by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole to any one Person, or more than one Person Acting as a Group, other than Excluded Person(s), in a single transaction or in a series of related transactions during the twelve (12) month period ending on the date of the most recent disposition to such Person or Persons, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Company; or

(c) the sale, exchange or transfer to any one Person, or more than one Person Acting as a Group, other than Excluded Person(s), in a single transaction or in a series of related transactions during the twelve (12) month period ending on the date of the most recent transfer to such Person or Persons, of at least a majority, by voting power (determined on a fully diluted basis, assuming the exercise, conversion or exchange of all exercisable, convertible or exchangeable securities, respectively), of the outstanding shares of capital stock of the Company.

Under the Original Plan a termination of employment of a Participant did not affect such Participant’s ability to receive a Change of Control Payment.  Under the Amended Plan, in the event that a Participant is terminated by the Company for Cause or resigns without Good Reason, such Participant’s eligibility immediately terminates.

Additionally, a Participant’s termination without Cause or Resignation for Good Reason prior to or after a Change of Control will not affect the eligibility of such Participant or his or her Beneficiary to receive a Change of Control Payment; provided, however, that, (x) in the event of a Participant’s termination without Cause or Resignation for Good Reason after the Effective Date but on or before June 30, 2015, then, for purposes of the definition of Change of Control Payment, the percentage applicable to such Participant shall be as set forth in Column B of Appendix B of the Amended Plan; and (y) in the event of a Participant’s termination without Cause or Resignation for Good Reason after June 30, 2015 but on or before December 31, 2015, the percentage applicable to such Participant shall be as set forth in Column C of Appendix B of the Amended Plan.

Termination for Cause is defined as the termination by the Company or any affiliate of any Participant’s employment with the Company or any affiliate for any of the following reasons: (a) the Participant’s conviction or entry of a plea of nolo contendere to any felony or a crime involving moral turpitude, fraud or embezzlement of the property of the Company or any affiliate; or (b) the Participant’s dishonesty, gross negligence or gross misconduct that is materially injurious to the Company or any affiliate or material breach of his duties to the Company or any affiliate, which has not been cured by the Participant within 10 days (or longer period as is reasonably required to cure such breach, negligence or misconduct) after he shall have received written notice from the Company or such affiliate stating with reasonable specificity the nature of such breach; or (c) the Participant’s illegal use or abuse of drugs, alcohol, or other related substances that is materially injurious to the Company or any affiliate.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Resignation for Good Reason is defined as the voluntary resignation of a Participant’s employment with the Company or any affiliate for any of the following reasons: (a) a “material diminution” (as such term is used in Section 409A of the Code) of the duties assigned to Participant; or (b) a material reduction in the Participant’s base salary or other benefits (other than a reduction or change in benefits generally applicable to all executive employees of the Company and its affiliates); or (c) relocation by the Company or any affiliate of any Participant who is an employee of the Company to an office more than 50 miles outside the Participant’s current workplace. However, resignation by a Participant shall be not deemed to be a Resignation for Good Reason unless (i) the Participant reports the event or condition to the Board, in writing, within 45 days of such event or condition occurring and (ii) within 30 days after the Participant provides such written notice, the Company or the appropriate affiliate.

The Change in Control Payments will be payable to Participants, or their respective beneficiaries, in cash, no later than 30 days after the Net Proceeds are received by the Company.

The Original Plan stated that any termination or amendment of the Original Plan that imposed additional obligations on, or impaired the rights of, a Participant would not be effective without the written consent of the Participant.  The Amended Plan states that any termination or amendment to the Plan that imposes additional obligations on, or impairs the rights of, a Participant shall not be effective without the Participant’s written consent unless such termination or amendment shall apply with the same force and effect to all of the Participants, in which case no consent of the Participants, or of any individual Participant, shall be required.

The applicable percentage of Net Proceeds to be received by each Participant is set forth below and in Appendix B of the Amended Plan.  As described above, the Change in Control Payment to which a Participant will be entitled based upon the applicable percentage below will be reduced by any consideration that the Participant receives as a result of the At-Risk Options.

PARTICIPANTS AND CHANGE IN CONTROL PERCENTAGES

	Applicable Percentage
Participant	A	B*	C**
Glenn D. Bolduc	4.00%	4.00%	4.00%
William McGann	1.47%	1.47%	1.47%
Darryl Jones	1.10%	.60%	.80%
Roger P. Deschenes	.97%	.60%	.80%
Todd Silvestri	1.00%	.60%	.80%
Brenda Baron	1.00%	.60%	.80%
Robert Liscouski	.65%	.65%	.65%
Howard Safir	.32%	.32%	.32%
John Keating	.32%	.32%	.32%
Michael Turmelle	.55%	.55%	.55%
Estate of Joseph Levangie	.25%	.25%	.25%
Total	11.63%	9.96%	10.76%

*Applicable percentage received by a Participant in the event of Participant’s termination without Cause or Resignation for Good Reason after the Effective Date but on or before June 30, 2015.

**Applicable percentage received by a Participant in the event of Participant’s termination without Cause or Resignation for Good Reason after June 30, 2015 but on or before December 31, 2015.

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

Each of these options has an exercise price of $1.10 per share and vest one-third upon the last to occur of (i) addition of the Company’s QS-B220 Product to the Transportation Security Administration (“TSA”) Qualified Product List for passenger checkpoint screening, (ii) the execution of an indefinite delivery/indefinite quantity contract with the TSA, and (iii) receipt of orders under that contract. The remaining options will vest in two equal installments on the first and second anniversary of the initial vesting date. We achieved the three criteria established for the July 2, 2014 option grant and, as such, the initial one-third vested on March 5, 2015.

We issued 2,500 and 0 shares of common stock during the three months ended March 31, 2015 and 2014, respectively, as a result of the exercise of options by employees and issued 491,499 and 94,166 shares of common stock during the nine months ended March 31, 2015 and 2014, respectively.

Stock Purchase Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock. The fair value of warrants issued is determined using the Black-Scholes option pricing model.

Stock Purchase Warrants and Stock Issuances

As of March 31, 2015, there were warrants outstanding to purchase 3,198,860 shares of our common stock at exercise prices ranging from $0.54 to $1.22 expiring at various dates between June 26, 2015 and August 27, 2019.

No shares of our common stock were issued during the three months ended March 31, 2015 and 2014 as a result of the exercise of warrants by consultants and we issued 180,495 and 36,492 shares of common stock during the nine months ended March 31, 2015 and 2014, respectively, as a result of the exercise of warrants by consultants.

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

As of March 31, 2015, we had the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$90,501	$1,275	2022 to 2034
State	$61,378	$877	2015 to 2029

We have recorded a full valuation allowance against our net deferred tax assets of $42,116,000 as of March 31, 2015, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California. As of March 31, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2011 through 2014 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

For the three and nine months ended March 31, 2015 and 2014, we provided for no taxes in our condensed consolidated  statements of operations and comprehensive loss as we have significant net losses.

16.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts which expires on June 30, 2020. Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility. We lease research and office space in San Diego, California, which lease expires on March 31, 2016 and lease 300 square feet of office space in Shanghai, China, under a lease expiring on November 30, 2015. Total rent expense, including assessments for maintenance and real estate taxes for the nine months ended March 31, 2015 and 2014, was $753,000 and $697,000, respectively.

In April 2007, in conjunction with our plans to conduct research, development and minor manufacturing work in New Mexico, we executed an operating lease which was initially to expire on May 1, 2010. The lease allowed for early termination, which we elected in February 2008. As a result of the early termination, we are responsible for reimbursing the landlord for certain leasehold improvements over a 24-month period. As of March 31, 2015 and June 30, 2014, the balance due is approximately $27,000 and is included in current liabilities in the condensed consolidated balance sheets.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.   Separation Agreement and Restructuring Charge

On January 16, 2015, Glenn D. Bolduc, resigned his positions as Chief Executive Officer and President of the Company), as well as his seat on the Company’s Board of Directors and his position as Chairman of the Board. In connection with and prior to Mr. Bolduc’s resignations, Mr. Bolduc entered into a Separation Agreement and Release (the “Separation Agreement”) with the Company.  The Separation Agreement provides that Mr. Bolduc’s resignation will be deemed an involuntary termination without cause pursuant to his Amended and Restated Employment Agreement dated as of June 25, 2013.  In this regard, and subject to the terms contained in the Employment Agreement, Mr. Bolduc is entitled to receive: (i) annual base salary for 18 months on a regular payroll basis; (ii) a pro rata portion of any bonus earned in 2015; (iii) continuation of coverage under and contributions to health care, dental and life insurance benefits for a 12 month period; and (iv) transfer of any key man life insurance.  In connection with Mr. Bolduc’s resignation, we recorded a non-recurring charge of $725,000 in our condensed consolidated statements of operations and comprehensive loss for the nine months ended March 31, 2015.

Pursuant to the terms of the Separation Agreement: (i) Mr. Bolduc agreed to consent to a modification of the Company’s Change of Control Payment Plan (“CIC Plan”), currently being considered by the Board of Directors, under which, in the event the Company is sold, Mr. Bolduc’s share in the CIC Plan will be reduced to 4% of the net sales price of the Company, as defined in an amended CIC Plan, and under which the aggregate share of all other participants in the CIC Plan will be 8.5% of the net sales price; (ii) the Company agreed that Mr. Bolduc shall continue to have the use of an apartment in New York City through the end of the current lease, all lease obligations of said apartment, including but not limited to rent payments and utilities, to be paid by the Company; (iii) the Company agreed to pay Mr. Bolduc’s attorney the sum of $40,000 towards legal fees related to the negotiation of the Separation Agreement and related matters; (iv) the Company amended Mr. Bolduc’s existing stock options permitting Mr. Bolduc to exercise those options which are vested as of his separation date through the maturity date of said options and to provide for the ability to exercise the vested options on a cashless basis, all other terms of Mr. Bolduc’s options remained unchanged ; and (v) Mr. Bolduc agreed to release all claims against the Company. We recorded a non-cash charge of $440,000 in our condensed consolidated statements of operations and comprehensive loss in the three and nine months ended March 31, 2015 to record additional stock-based compensation expense resulting from the amendments to Mr. Bolduc’s existing vested stock options.

On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  For the three and nine months ended March 31, 2015, we recorded a charge of $150,000 in our condensed consolidated statement of operations and comprehensive income for expenses expected to be incurred to relocate the San Diego, CA advanced technology office, costs related to closing our Shanghai office and converting our sales model in Southeast Asia from direct selling to in-country distribution. Details of the restructuring charge are as follows:

	For the Three and Nine Months Ended March 31, 2015
(In thousands)	Severance	Lease Commitments	Relocation	Other	Total
Cost of Revenues	$9	$-	$-	$-	$9
Research & Development	38	59	10	3	110
Selling, General and Administrative	-	16	15	-	31
Total	$47	$75	$25	$3	$150

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.   Legal

On March 23, 2015, Bernard Miller (“Mr. Miller”) , individually and on behalf of all others similarly situated shareholders of the company, filed a complaint against Dr. William J. McGann, Messrs. Glenn D. Bolduc, John H. Hassett, John A. Keating, Robert P. Liscouski, Howard Safir and Michael C. Turmelle and the Company seeking derivative action as a result of director breaches of fiduciary duty and unjust enrichment.  Amongst other matters, the plaintiff requested that the court compel the Company to hold an annual stockholders’ meeting; to subject the September 2012 Amendment to the 2004 Plan to a vote at the next annual stockholders’ meeting; rescind the stock option awards granted under the September 2012 Amendment to 2004 Plan in the event that the amendment is not approved by a majority of our stockholders’; impose a trust, in favor of the Company, for any benefits improperly received; and award costs and expenses, including reasonable attorney fees.

Our board of directors established July 1, 2015 as the date of our 2015 Annual Meeting of Stockholders’ and May 25, 2015 as the record date for determining stockholders entitled to notice of, and to vote at the 2015 Annual Meeting.

We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims. We are contesting the matter vigorously. We believe that an unfavorable outcome on the case is reasonably possible, but not probable and the amount of the loss cannot be reasonably estimated given that we are in the preliminary phase of the litigation.  If, however, Mr. Miller is ultimately successful, it could have a material adverse effect on our business and financial condition.

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

20.

Subsequent Events

Settlement Agreement with Luveti

On April 8, 2015, we entered into a Settlement Agreement with Luveti d.o.o. (see Note 10).

Refusal to Stand for Re-Election to Board of Directors

On April 23, 2015, Messrs. John J. Hassett, Howard Safir and Michael C. Turmelle and, on April 25, 2015, Mr. John A. Keating, notified us that they would not stand for re-election to our Board of Directors at our next annual meeting of shareholders.  Each of the directors has notified us that their refusal to stand for re-election is not based on any disagreement with the Company.

Release of Performance Security Bond

On May 1, 2015, we obtained the release of the performance security bond, which expired on November 4, 2014, from the India Ministry of Defence and received the collateralized deposit.

We have evaluated subsequent events after the balance sheet date through the date these financial statements were issued for appropriate accounting and disclosure and concluded that there were no other subsequent events requiring adjustment or disclosure in these financial statements.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying condensed consolidated financial statements and provides additional information on Implant Sciences Corporation’s (“Implant Sciences” or the “Company’) business, current developments, financial condition, cash flows and results of operations.

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

On November 25, 2014, we received notification from the TSA that a bid protest had been filed with the General Accountability Office (“GAO”) regarding our receipt of a delivery order from the TSA, which protest was denied by the GAO on March 5, 2015.

On April 6, 2015, we entered into a Letter Agreement with Luveti d.o.o. (“Luveti”) pursuant we agreed to pay the sum of $1,315,000 (Settlement Amount”) to Luveti, which will be paid in six monthly payments of $219,000 commencing on April 8, 2015 and continuing thereafter on a monthly basis up to and including September 5, 2015. Complete terms of the Letter Agreement are described in Note 10 of the Notes to the Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

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

Results of Operations

Three Months Ended March 31, 2015 vs. March 31, 2014

Revenues

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
(In thousands)	Amount	Mix	Amount	Mix	Change
QS-H150	$1,088	32.9%	$1,744	64.4%	(37.6%)
QS-B220	1,989	60.2%	733	27.1%	171.4%
Parts & supplies	228	6.9%	231	8.5%	(1.3%)
Total	$3,305	100.0%	$2,708	100.0%	22.0%

Revenues for the three months ended March 31, 2015 were $3,305,000 as compared with $2,708,000 for the comparable prior year period, an increase of $597,000, or 22.0%. The increase in revenue is due primarily to: a 182.6% increase in the number of QS-B220 desktop units sold in the three months ended March 31, 2015, due to increased shipments to European, Latin American and U.S. air cargo screening facilities in the current three month period, offset partially by a 4.0% decrease in the average unit sales prices, which resulted in a 171.4% increase in QS-B220 revenues. The increased revenues achieved on our sales of the QS-B220 were partially offset by a 40.9% decrease in the number of QS-H150 handheld units sold in the three months ended March 31, 2015, compared to the prior period, due to decreased shipments to Mexico, which is partially offset by a 5.6% increase in the average unit sales prices, which resulted in a 37.6% decrease in QS-H150 revenues.  Sales of parts and supplies decreased 1.3% in the three months ended March 31, 2015. Sales of QS-B220 were favorably impacted in the comparable prior period due to the acceptance of the QS-B220 into the “Qualified” section of the TSA’s Air Cargo Screening Technology List and achieving European Civil Aviation Conference (“ECAC”) Common Evaluation Process of Security Equipment for airport checkpoint screening of passengers and baggage. Competitive market conditions are expected to continue to have a negative impact on our average unit sales prices for the foreseeable future.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2015 were $2,129,000 as compared with $1,902,000 for the comparable prior year period, an increase of $227,000 or 11.9%. The increase in cost of revenues recorded in the three months ended March 31, 2015 is primarily due to increased unit sales of our QS-B220 desktop units, and by a $51,000 increase in stock-based compensation, due primarily to the accelerated vesting of certain options issued on July 2, 2014, offset partially by decreased unit sales of our QS-H150 handheld units.

Gross Margin

Gross margin for the three months ended March 31, 2015 was $1,176,000 or 35.6% of revenues as compared with $806,000 or 29.8% of revenues for the comparable prior year period. The increase in gross margin as a percent of revenues is primarily due to increased manufacturing overhead absorption due to increased QS-B220 unit volume and a 5.6% increase in the average unit sell price on sales of our QS-H150 units, partially offset by a decrease in the average unit sell price on sales of our QS-B220 units of 4.0% and by a $51,000 increase in stock-based compensation.

Research and Development Expense

Research and development expense for the three months ended March 31, 2015 was $1,347,000 as compared with $1,179,000 for the comparable prior year period, an increase of $168,000 or 14.2%. The increase in research and development expense is due primarily to $110,000 of costs incurred to relocate the San Diego, CA advanced technology office, and a $51,000 increase in stock-based compensation, due primarily to the accelerated vesting of certain options issued on July 2, 2014, offset partially by a $9,000 decrease in engineering consulting fees. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 were $3,318,000 as compared with $2,845,000 for the comparable prior year period, an increase of $473,000, or 16.6%. The increase in selling, general and administrative expenses is due primarily to an increase $489,000 in stock-based compensation, due primarily additional stock-based compensation expense resulting from the amendments to Mr. Bolduc’s existing vested stock options and to the accelerated vesting of certain options issued on July 2, 2014, $274,000 of charges incurred pursuant to our Letter Agreement with Luveti and a $104,000 increase in legal expenses. Partially offsetting these increases are a $222,000 decrease in stock-based compensation expense on non-employee warrants, an $80,000 decrease in variable selling expenses, and a $75,000 decrease in travel expenses.

 Other Expense

For the three months ended March 31, 2015, other expense was $2,242,000 as compared with other expense of $1,721,000, for the comparable prior year period, an increase of $521,000. The increase is due to increased interest expense on higher borrowings under our credit facility with DMRJ and our credit facility with BAM.

Net Loss

Our net loss for the three months ended March 31, 2015 was $5,731,000 as compared with a net loss of $4,939,000 for the comparable prior year period, an increase of $792,000, or 16.0%. The increase in the net loss is primarily due to increased operating expenses and an increase in interest expense.

Nine Months Ended March 31, 2015 vs. March 31, 2014

Revenues

	For the Nine Months Ended March 31, 2015		For the Nine Months Ended March 31, 2014
(In thousands)	Amount	Mix	Amount	Mix	Change
QS-H150	$2,879	39.4%	$3,266	46.5%	(11.8%)
QS-B220	3,906	53.4%	3,332	47.4%	17.2%
Parts & supplies	530	7.2%	425	6.1%	24.7%
Total	$7,315	100.0%	$7,023	100.0%	4.2%

Revenues for the nine months ended March 31, 2015 were $7,315,000 as compared with $7,023,000 for the comparable prior year period, an increase of $292,000, or 4.2%. The increase in revenue is due primarily to a 23.3% increase in the number of QS-B220 desktop units sold in the nine months ended March 31, 2015, due to increased shipments to European, Latin American and U.S. air cargo screening facilities in the current nine month period, offset partially by a 4.9% decrease in the average unit sales prices, which resulted in a 17.2% increase in QS-B220 revenue.  The increased revenues achieved on our sales of the QS-B220, were partially offset by a 7.8% decrease in the number of QS-H150 handheld units sold in the nine months ended March 31 2015, compared to the prior period, due to decreased shipments to Mexico, and a 4.5% decrease in the average unit sales prices, which resulted in an 11.8% decrease in QS-H150 revenues.  Sales of parts and supplies increased 24.7% in the nine months ended March 31, 2015. Sales of QS-B220 were favorably impacted in the comparable prior period due to the acceptance of the QS-B220 into the “Qualified” section of the TSA’s Air Cargo Screening Technology List and achieving European Civil Aviation Conference (“ECAC”) Common Evaluation Process of Security Equipment for airport checkpoint screening of passengers and baggage. Competitive market conditions are expected to continue to have a negative impact on our average unit sales prices for the foreseeable future.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2015 were $5,157,000 as compared with $4,834,000 for the comparable prior year period, an increase of $323,000 or 6.7%. The increase in cost of revenues recorded in the nine months ended March 31, 2015 is primarily due to increased unit sales of our QS-B-220 desktop units, a $114,000 increase in in manufacturing overhead due to an increase in manufacturing personnel costs and increased occupancy costs, as compared to the prior year period and a $42,000 increase in stock-based compensation, due primarily to the accelerated vesting of certain options issued on July 2, 2014, offset partially by decreased unit sales of our QS-H150 handheld units.

Gross Margin

Gross margin for the nine months ended March 31, 2015 was $2,158,000 or 29.5% of revenues as compared with $2,189,000 or 31.2% of revenues for the comparable prior year period. The decrease in gross margin as a percent of revenues is primarily the result of a decrease in the average unit sell price on sales of our QS-B220 units and QS-H150 units of 4.9% and 4.5%, respectively and by a $42,000 increase in stock-based compensation, offset partially by increased manufacturing overhead absorption due to increased QS-B220 unit volume.

Research and Development Expense

Research and development expense for the nine months ended March 31, 2015 was $3,919,000 as compared with $3,601,000 for the comparable prior year period, an increase of $318,000 or 8.8%. The increase in research and development expense is due primarily to $110,000 of costs incurred to relocate the San Diego, CA advanced technology office to a $97,000 increase in payroll and related benefit costs, a $95,000 increase in prototype expense and materials, a $33,000 increase in travel expenses incurred in support of our government qualifications and a $47,000 increase in stock-based compensation, due primarily to the accelerated vesting of certain options issued on July 2, 2014, offset partially by a $70,000 decrease in engineering consulting fees. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2015 were $9,188,000 as compared with $8,939,000 for the comparable prior year period, a increase of $249,000, or 2.8%. The increase in selling, general and administrative expenses is due primarily to a $725,000 increase in payroll and related benefit due to the resignation of our former CEO, $274,000 of charges incurred pursuant to our Letter Agreement with Luveti, a $149,000 increase in legal expenses, and a $46,000 increase in bad debt expenses. Partially offsetting these increases are a $475,000 decrease in stock-based compensation expense on non-employee warrants, a $104,000 decrease in variable selling expenses, a $101,000 decrease in travel expenses, a $96,000 decrease in stock-based compensation, a $74,000 decrease in occupancy costs due to the relocation of our corporate offices in July 2013, a $60,000 decrease in consulting expense and the $41,000 loss on the disposal of machinery and equipment recorded in the prior year period.

Other Expense

For the nine months ended March 31, 2015, other expense was $6,401,000 as compared with other expense of $4,990,000, for the comparable prior year period, an increase of $1,411,000. The increase is due to increased interest expense on higher borrowings under our credit facility with DMRJ and our credit facility with BAM.

Net Loss

Our net loss for the nine months ended March 31, 2015 was $17,350,000 as compared with a net loss of $15,341,000 for the comparable prior year period, an increase of $2,009,000, or 13.1%. The increase in the net loss is primarily due to an increase in interest expense and increased operating expenses, primarily due to costs associated with the resignation of our former CEO.

Liquidity and Capital Resources

As of March 31, 2015 and June 30, 2014, we had cash and cash equivalents of $1,914,000 and $391,000, respectively.

On March 31, 2016, we are required to repay in full our obligations to DMRJ under four secured promissory notes and a revolving credit facility. Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of March 31, 2015, our obligations to DMRJ under four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $13,912,000, respectively. Further, as of March 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $11,577,000 and is included in current liabilities in the condensed consolidated financial statements.

As of May 5, 2015, our obligations to DMRJ under the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $13,912,000 respectively. Further, as of May 3, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,191,000.

On March 31, 2016, we are required to repay in full our obligations under the senior secured promissory notes for which BAM is the administrative agent. Our obligations to the investors are secured by security interests in substantially all of our assets. As of March 31, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of March 31, 2015, our obligation under such notes for accrued interest amounted to approximately $795,000.

As of May 5, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of May 5, 2015, our obligation under such notes for accrued interest amounted to approximately $1,107,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

On April 6, 2015, we entered into a Letter Agreement with Luveti d.o.o. (“Luveti”) pursuant we agreed to pay the sum of $1,315,000 (Settlement Amount”) to Luveti, which will be paid in six monthly payments of $219,000 commencing on April 8, 2015 and continuing thereafter on a monthly basis up to and including September 5, 2015. Complete terms of the Letter Agreement are described in Note 10 of the Notes to the Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

During the nine months ended March 31, 2015, we had net cash outflows of $9,282,000 from operating activities as compared to net cash outflows from operating activities of $7,558,000 for the comparable prior year period. The $1,724,000 increase in net cash outflows used in operating activities during the nine months ended March 31, 2015, as compared to the prior year period, was due to the following changes in working capital: (i) a $803,000 increase in accounts receivable, compared to a $97,000 increase in the prior period, due to increased product shipments during the latter part of the quarter ended March 31, 2015; (ii) a $468,000 increase in inventories compared to a $346,000 increase in the prior period, due primarily to increased customer orders; (iii) an increase in accrued expenses of $6,047,000, compared to a $2,993,000 increase in the prior period, due to primarily to an increase in our accrued interest, due to higher borrowings under our credit facilities with DMRJ and BAM, and to a lesser extent, by an increase in accrued expenses in the current period due to costs incurred due to the resignation of our former CEO and the Luveti Letter Agreement, partially offset by  the payment of $2,355,000 of interest on our borrowings with BAM in the nine months ended March 31, 2015; (iv) a $1,317,000 increase in deferred revenue, compared to a $341,000 increase in deferred revenue in the prior year period, due primarily to the receipt of customer advance deposits; and, (v) a $615,000 decrease in accounts payable, compared to a $1,273,000 increase in the prior period, due to the timing of vendor payments in the current fiscal year.

During the nine months ended March 31, 2015, we had net cash outflows of $341,000 from investing activities as compared to net cash outflows of $242,000 from investing activities for the prior year period. The $99,000 decrease in net cash used in investing activities during the nine months ended March 31, 2015, as compared to the prior year period, was primarily due to a $41,000 decrease in purchases of property and equipment, due to the July 2013 move to our new corporate offices and the build out of our manufacturing facility, offset by the transfer of $121,000 in the nine months ended March 31, 2014, of previously restricted funds and the receipt of $19,000  in proceeds from the sale of equipment.

During the nine months ended March 31, 2015 we had net cash inflows of $11,145,000 from financing activities as compared to net cash inflows of $7,993,000 for the comparable prior year period. The $3,152,000 increase in net cash from financing activities during the nine months ended March 31, 2015, as compared to the prior year period, was primarily due to $10,917,000  in borrowings under our credit facility with DMRJ, compared to a the repayment of $12,003,000 of borrowings in the prior fiscal year, due primarily to the receipt of $20,000,000 under the note purchase agreement with BAM on March 19, 2014, and a $209,000 increase in proceeds received due to the exercise of stock options and warrants.

Credit Facilities with DMRJ Group LLC and BAM

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock. Thereafter, we entered into a series of amendments, waivers and modifications of this facility. On March 31, 2016, we are required to repay in full our obligations to DMRJ under the facility. The facility with DMRJ is described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report. There can be no assurance that we will be successful in refinancing or extending our obligations to DMRJ.

On March 19, 2014, we entered into note purchase agreements with a group of accredited institutional investors and BAM, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. On March 31, 2016, we must repay in full our obligations to BAM under the note purchase agreement. The note purchase agreement with BAM is described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report. There can be no assurance that we will be successful in refinancing or extending our obligations to BAM.

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

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ, we will require additional capital no later than the third quarter of fiscal 2016 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had two irrevocable standby letters of credit outstanding in the approximate amount of $595,000. These letters of credit (1) provide performance security equal to 5% of the amount of our contract with the India Ministry of Defence; and, (2) provide warranty performance security equal to 5% of the contract amount. We have amended each of the letters of credit, extending the expiration dates to November 4, 2014 and May 4, 2015, respectively. On May 1, 2015, we obtained the release of the performance security bond, which expired on November 4, 2014, from the India Ministry of Defence and received the collateralized deposit.

As of March 31, 2015, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods therein, which is effective for our fiscal year beginning July 1, 2017, the first day of our 2018 fiscal year. The FASB is currently considering deferring the effective dates of ASU 2014-09. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, concluded that we did maintain effective internal control over financial reporting as of March 31, 2015 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

On March 23, 2015, Bernard Miller (“Mr. Miller”), individually and on behalf of all others similarly situated shareholders of the company, filed a complaint against Dr. William J. McGann, Messrs. Glenn D. Bolduc, John H. Hassett, John A. Keating, Robert P. Liscouski, Howard Safir and Michael C. Turmelle and the Company seeking derivative action  as a result of director breaches of fiduciary duty and unjust enrichment.  Amongst other things, the plaintiff requested that the court compel the Company to hold an annual stockholders’ meeting; subject the September 2012 Amendment to the 2004 Plan to a vote at the next annual stockholders’ meeting; rescind the stock option awards granted under the September 2012 Amendment to 2004 Plan in the event that the amendment is not approved by a majority of our stockholders’; impose a trust, in favor of the Company, for any benefits improperly received; and award costs and expenses, including reasonable attorney fees.

Our board of directors established July 1, 2015 as the date of our 2015 Annual Meeting of Stockholders’ and May 25, 2015 as the record date for determining stockholders entitled to notice of, and to vote at the 2015 Annual Meeting.

We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims. We are contesting the matter vigorously. We believe that an unfavorable outcome on the case is reasonably possible, but not probable and the amount of the loss cannot be reasonably estimated given that we are in the preliminary phase of the litigation. If, however, Mr. Miller is ultimately successful, it could have a material adverse effect on our business and financial condition.

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

We will be required to repay our secured borrowings on March 31, 2016.

We will be required to repay all of our borrowings from DMRJ and from a group of institutional investors for which BAM Administrative Services LLC (“BAM”) acts as administrative agent, on March 31, 2016. Our obligations to BAM are secured by a security interest in substantially all of our assets. DMRJ agreed to subordinate its security interest in all of our assets to the security interest held by BAM (See Note 13).

As of March 31, 2015, our obligations to DMRJ under each of the four promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $13,912,000, respectively. Further, as of March 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $11,577,000 and is included in current liabilities in the condensed consolidated financial statements. As of March 31, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of March 31, 2015, our obligation under such notes for accrued interest amounted to approximately $795,000.

As of May 5, 2015, our obligations to DMRJ under each of the four the promissory notes and a revolving line of credit approximated $3,184,000, $12,000,000, $12,000,000, $1,000,000 and $13,912,000 respectively. Further, as of May 5, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,191,000. As of May 5, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of May 5, 2015, our obligation under such notes for accrued interest amounted to approximately $1,107,000.

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

Management continually evaluates operating expenses and plans to increase sales and increase cash flow from operations. Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ, we will require additional capital no later than the third quarter of fiscal 2016 to fund operations and continue the development, commercialization and marketing of our products. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2015, DMRJ converted $195,000 of the accrued interest owed by us under a promissory note into 2,437,500 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to DMRJ is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

Item 6.

Exhibits

Exhibit No.	Description
10.1

Consent and Omnibus Amendment to Secured Term Notes, dated as of March 19, 2015, between Implant Sciences Corporation, certain Investors and BAM Administrative Services, LLC, as Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 19, 2015 and filed March 25, 2015).

10.2

Omnibus Thirteenth Amendment to Credit Agreement and Fifteenth Amendment to Note and Warrant Purchase Agreement dated as of March 19, 2015 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 19, 2015 and filed March 25, 2015).

10.3	Amended and Restated Change of Control Plan(incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 26, 2015 and filed March 4, 2015).*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract of compensatory plan or arrangement.
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

Dated: May 15, 2015