Form 10-K
period 2015-06-30
IMPLANT SCIENCES CORP
filed 2015-09-28
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

☒  Accelerated Filer

❑  Non-accelerated Filer (do not check if a smaller reporting company)

❑  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes ❑  No ☒

As of September 15, 2015, 75,166,120 shares of the registrant’s Common Stock were outstanding. As of December 31, 2014, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $75,525,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

IMPLANT SCIENCES CORPORATION

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

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

On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection screening systems for funding. The project, pending successful negotiations, is potentially worth up to approximately $2 million. Subject to successful conclusion of negotiations with the DHS, we expect the project to commence in the second quarter of fiscal 2016.

On November 10, 2014, we entered into an Indefinite Delivery / Indefinite Quantity (“IDIQ”) contract with the United States Transportation Security Administration (“TSA”) for our QS-B220 desktop explosives trace detectors. The IDIQ is a necessary prerequisite for competing for TSA’s annual trace detection procurements and establishes contract terms under which the TSA could purchase up to $162 million of equipment and services.

On November 10, 2014, we received an initial delivery order from the TSA for 1,170 QS-B220 desktop explosives trace detectors.

On November 25, 2014, we received notification from the TSA that a bid protest had been filed with the General Accountability Office (“GAO”) regarding our receipt of a delivery order from the TSA, which protest was denied by the GAO on March 3, 2015.

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

In 2007, the U.S. Congress passed legislation that mandated the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and for radiological and nuclear threats in cargo entering the United States. In May 2012, the Transportation Security Administration announced that beginning December 3, 2012, air carriers were required to conduct 100% screening for explosives on international flights bound for the United States for all cargo shipments loaded on passenger aircraft fulfilling a requirement of the Implementing Recommendations of the 9/11 Commission Act. In addition, following recommendations outlined in the “9/11 Commission Report,” issued by the National Commission on Terrorist Attacks Upon the United States, federal law has required the screening of all cargo carried on passenger aircraft for flights originating in the United States since August 2010.

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

Similar initiatives by international organizations such as the European Union have also resulted in a growing worldwide demand for airline, cargo, port and border inspection technologies.  For example, the European Union has tasked a working group to establish uniform performance standards for people, cargo, mail & parcel and hold baggage ETD screening systems, just as it has with X-Ray and liquid explosives detection systems which resulted in  the European Civil Aviation Conference's (“ECAC”) Common Evaluation Process of Security Equipment (“CEP”) for airport checkpoint screening of passengers and baggage. The CEP was established to provide standards for security equipment performance across ECAC's 44 member nations.   The promulgation of these new standards has established performance baselines against which we have directed certain of our research and development spending and the marketing our products to customers located in the European Union. As a result of these and other changes, sales of our security products have improved.  Major projects recently installed or currently underway include system installations at airports, ports and border crossings, government and military facilities and other locations, primarily in the international marketplace.  We anticipate that there may be growing demand from governments and commercial enterprises for increasingly sophisticated screening solutions in the future.

Technology

Since 1999, we have performed research and development in the area of explosives trace detection (“ETD”).  We have developed several proprietary technologies in key areas of ETD which we believe improve the harvesting, collection and detection of trace particles and vapors of explosives substances.   More recently, we have adapted this technology for the detection of narcotics (“NTD”).  Our intellectual property portfolio contains 25 security-related patents and patents pending:  nineteen issued and active United States patents, six United States patents pending, and two licensed patents. We believe that our portfolio of patents and patents pending provides extensive protection in sample harvesting, sample detection and collection.  A key to our past and future success is our ability to innovate and offer differentiation in these areas.

We compartmentalize ETD and NTD into four major areas: (i) harvest, (ii) transport, (iii) analysis, and (iv) reporting.  These technologies are discussed in detail in the following sections.

Harvest - Aerosol Particle Release

Tiny particles of explosives and narcotics are “sticky” and may adhere to surfaces.  Particles can be transferred if an object, such as a person’s fingers or clothing, comes in contact with a particle.  We have demonstrated that a person touching an explosives and narcotics material can transfer particles to numerous other objects, leaving a trail of particles behind.

Our competitors commonly swipe a surface to be interrogated for explosives or narcotics particles with cloth or paper.  We believe that this “contact” methodology provides an effective but inconsistent method of harvesting a trace sample as compared to an automated, non-contact collection of the sample.  We have developed a method, which we believe to be more efficient, using an aerosol of fine dry ice particles.  This technique, which is surprisingly inexpensive to use, could increase collection sensitivity substantially and eliminate direct contact with a surface.  Our aerosol technology functions as a very gentle version of “sandblasting” and is safe for almost all surfaces.  Since dry ice sublimes into gas, no residue is left behind, and the aerosol may be used indoors.  We have five patents issued on this methodology.

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

This method is not appropriate with conventional sample collection methods, such as paper wipes, because the paper is white, and the light from the bright flash reflects off the paper, producing little heating.  However, by using our trapping filter, a very fast detection response can be achieved without loss in sensitivity.  We have three patents issued in the area of flash desorption methodology.

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

We have developed two types of electronic ionization utilizing photonic methods and high voltage non-radioactive spark sources for our instruments for applications requiring either the ionization of positive ions or negative ions.  These ion sources may be found individually or in combination within our products, depending on the application for which the equipment is to be used.  We have four patents issued and one patent pending in the area of photonic ionization.

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

Other Intellectual Property

We have received patents for: 1) a general explosive detection system; and, 2) long-life calibrant and have a patent pending for a self-regenerating air dryer and purifier.

Intellectual Property

It is our policy to protect our proprietary position by, among other methods, filing United States patent applications.  Our intellectual portfolio contains 25 security-related patents and patents pending:  nineteen patents have been issued and are active, six patents are pending and we license two patents.  The nineteen issued patents expire in the years 2022 through 2035.

We believe our patent portfolio provides extensive protection.  We also rely on unpatented proprietary technology, trade secrets and know-how.

Manufacturing

We manufacture our handheld security products primarily through a sole source contract manufacturer located locally in Massachusetts.  We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts, which is responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management. We believe our strategy to outsource manufacturing of our handheld products reduces manufacturing costs, improves scheduling flexibility, and allows us to focus our internal resources and management on product development, marketing, sales and distribution.

Our desktop explosives and narcotics detection systems are manufactured at our facility in Wilmington, Massachusetts. We anticipate that, in the future, we will manufacture more of our products ourselves, including our enhanced handheld detector currently under development. Although we have various “sole-source” suppliers who supply key components for our products, we are not dependent on sole-source suppliers for any of the raw materials used in our products and do not anticipate material interruptions in the supplies of these raw materials.

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

Current Products

Quantum SnifferTM QS-H150 Portable Explosives Detector

The Quantum Sniffer QS-H150 Portable Explosives Detector employs a patented vortex collector for the simultaneous detection of explosives particulates and vapors with or without physical contact and in real-time.  We believe that our advanced QS-H150 is more sensitive than other handheld detection devices.  The QS-H150 can detect vapors and nanogram quantities of explosives particulates for most explosives substances considered to be threats.  Such substances include, but are not limited to, military and commercial explosives, improvised and homemade explosives, propellants and taggants.

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

When detecting a threat substance, the QS-H150 rapidly alarms and discontinues the collection of a sample.  This real-time detection limits equipment contamination and allows for fast clear-down.  Operation and maintenance are cost-effective.  Since there is no requirement for dopants, calibration consumables or verification consumables, the overall cost of consumables are minimized.  Routine maintenance consists only of care and cleaning using common supplies, and desiccant replacement as required.  No radioactive material is used in the QS-H150, so there are no associated certifications, licenses, inspections, or end-of-life disposal issues. In early 2010, the QS-H150 was “Designated” as Qualified Anti-Terrorism Technology by DHS under the Support Anti-terrorism by Fostering Effective Technology Act of 2002 (the “SAFETY Act”). The SAFETY Act creates certain liability limitations for claims arising out of, relating to, or resulting from an Act of Terrorism (as defined in §442(2) of the SAFETY Act) where qualified anti-terrorism technologies have been deployed.

Quantum SnifferTM QS-B220 Desktop Explosives and Narcotics Detector

Our QS-B220 Desktop Explosives and Narcotics Detector uses dual IMS with non-radioactive ionization for the detection and identification of a wide range of military, commercial, and improvised explosives as well as narcotics. The QS-B220 uses a sample trap which is wiped on the surface to be interrogated for explosives or narcotics particles.

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

We introduced the QS-B220 at the Force Protection Equipment Demonstration, sponsored by the Department of Defense and Department of Energy, in May 2011. In October 2013, the QS-B220 was “Designated” as Qualified Anti-Terrorism Technology by DHS under the Support Anti-terrorism by Fostering Effective Technology Act of 2002 (the “SAFETY Act”). The SAFETY Act creates certain liability limitations for claims arising out of, relating to, or resulting from an Act of Terrorism (as defined in §442(2) of the SAFETY Act) where qualified anti-terrorism technologies have been deployed. We began commercial shipments of the QS-B220 in the third quarter of fiscal 2012.

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

In December 2014, the Civil Aviation Administration of China (“CAAC”) approved our QS-B220 desktop ETD system for airport screening of passengers and baggage.

Products Under Development

Quantum Sniffer TM QS-H150E Portable Explosives and Narcotics Detector

We are developing a next-generation handheld detector that will use dual IMS non-radioactive ionization for the detection and identification of a wide range of military, commercial and improvised explosives, as well as narcotics. The QS-H150E will have automatic and continuous self-calibration, multi-level password-protected data security and will include a data management interface with data export to a network for recordkeeping, providing a link with the central command centers and logistics systems used by major carriers. We expect to begin shipment of the QS-H150E in the fourth quarter of fiscal 2016.

Miniature Mass Spectrometer

We initially developed our own proprietary IMS technology.  We believe, however, that as market demand grows for greater precision of substance identification and the list of substances to be detected increases, more advanced detectors will be required.

Our acquisition of Ion Metrics enabled us to obtain miniaturized quadrupole mass spectrometry (“QMS”) detector technology.  The QMS detector is roughly the size of an AA battery and has low manufacturing costs.  When used in conjunction with an IMS, the QMS detector senses the molecular weight of the chemical species resulting in an “orthogonal” detection method in which a more fundamental characteristic of a substance is measured.  We believe that, because it is unlikely that two substances would share the same mass and the same ion mobility in air, QMS detector technology improves the accuracy of detection and minimizes false alarms.  We are currently developing interfaces for integrating the QMS detector into our future products. We have one patent pending in the area of miniature sensor structures for ion mobility spectrometers.

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

We are currently developing hyphenated systems employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.  We have two patent issued in real-time trace detection by IMS and QMS and three hyphenated system patents pending. These methods focus on real-time detection, identification and analysis of trace amounts of narcotics, explosives and chemical agents.

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

Focus on Penetrating the U.S. Market Through Transportation Security Administration Qualification.

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

On November 10, 2014, we received an initial delivery order from the TSA for 1,170 QS-B220 desktop explosives trace detectors.

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

Capitalize on Expanded Sales and Marketing Capabilities to Drive and Support Sales Growth in our International Markets.

Since 2011 we have expanded our sales and marketing staff as well as our global network of independent distributors. At June 30, 2015, we employed seven sales professionals, one of whom is focused solely on U.S. government opportunities, and two marketing professionals; and we were represented by more than 50 distributors. Our sales staff and distribution network has been instrumental in helping us to penetrate key vertical markets around the world, such as force protection and law enforcement, transportation security, aviation security, and critical infrastructure and “VIP” protection. To further support our sales growth, during fiscal 2014, we expanded our service and training capabilities. We intend to continue to increase our sales and marketing staff, to expand our distribution network and continue to expand our service and training capabilities. At the same time, we believe that our existing distributors, many of whom are new relationships, will increase their own sales of our products into these and other vertical markets.

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

Marketing and Sales

We market and sell our products through direct sales and marketing staff located in the United States, in addition to a global network of independent and specialized sales representatives and distributors.  Presently, our marketing and sales staff includes seven sales professionals, one of whom is focused solely on U.S. government opportunities, and two marketing professionals. During fiscal 2015, we expanded upon our global network of independent distributors and as of June 30, 2015 were represented by more than 50 distributors.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

Competition

We believe that Morpho Detection, Inc., Smiths Detection, Inc. and NucTech Company Limited are our primary competitors in trace explosives and narcotics detection markets throughout the world. Companies in our industry compete on the basis of product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of passengers, baggage and cargo carried on airlines.  Each of our principal competitors uses IMS technologies; however, they use a radioactive ion source to ionize the explosive molecules. Our competitors have recently introduced ETD devices that do not use a radioactive ion source. We believe our technology differs from the competition in that we do not have a radioactive ion source; we have lower operating costs, and we can perform “real time” detection.  We believe our patented technology provides our devices with greater operating advantages and fewer regulatory restrictions.

Research and Development

Our technical staff consists of 21 scientists and engineers, three of whom hold Ph.D. degrees, and four of whom hold Masters degrees.  All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories.  Our research and development efforts are generally self-funded, but may also be funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government.  Under the Small Business Innovative Research program, we retain the right to patent any technology developed pursuant to the program, subject to the retention by the U.S. government of a royalty-free license to use the technology.  We have obtained over $20 million in U.S. government grants and research contracts over the past 20 years. However, we did not have any U.S. government grants or research contracts in fiscal 2014 or fiscal 2015.

We spent approximately $5,014,000, $4,787,000 and $4,754,000 on internally funded research and development in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Government Regulation and Environmental Compliance

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of security products.

Furthermore, our use, management, transportation, and disposal of certain chemicals and wastes are subject to regulation by several federal and state agencies depending on the nature of the chemical or waste material.  Certain toxic chemicals and products containing toxic chemicals require special reporting to the U.S. Environmental Protection Agency and/or its state counterparts. Our costs to comply with these requirements have not been material. We are not aware of any specific environmental liabilities to which we are likely to be subject.  Our future operations may require additional approvals from federal and/or state environmental agencies, the cost and effects of which cannot be determined at this time. On May 13, 2014, we achieved registration status to ISO 14001:2004 quality standards, the most rigorous international standard for an Environmental Management System.

Employees

As of June 30, 2015, we had 72 full-time employees at our Massachusetts facility, one full-time employee in California and two full-time employees in Shanghai, China. On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies. Our Shanghai office closing will be completed in the second quarter of fiscal 2016.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Order Backlog

As of June 30, 2015, our order backlog was $44,782,000, largely due to the receipt, on November 10, 2014, of an initial delivery order from the TSA for 1,170 QS-B220 desktop explosives trace detectors and orders received as a result of the ECAC mandate to implement passenger checkpoint and checked baggage ETD screening at   airports serving more than 500,000 passengers annually, by no later than September 1, 2015. Our order backlog as of June 30, 2014 was de minimis, as a substantial portion of our revenue in any quarter historically had been derived from orders booked and shipped in the same quarter.

We expect to ship a majority of the order backlog in our fiscal year ended June 30, 2016 and expect to ship the ECAC orders in the first quarter of fiscal 2016.  However, our backlog does not necessarily represent actual future shipments since orders, including our delivery order with the TSA, may be delayed or cancelled by our customers without financial penalty.  The rate of customer order cancellations can vary quarter to quarter and year to year. Customers may also reject nonconforming products.

Geographic Areas

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2015, 2014 and 2013, international sales represented approximately 85%, 76% and 88%, respectively, of our revenue. For the fiscal year ended June 30, 2015, a customer from the Netherlands and a customer from Norway represented approximately 18% and 16% of our revenue, respectively. During the fiscal year ended June 30, 2014, a customer from Japan and a Taiwanese customer represented 18% and 11%, respectively, of our revenue. For the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10% of our revenue, respectively.

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

Management continually evaluates operating expenses and plans to increase sales and increase cash flow from operations.  Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC (“DMRJ”), we will require additional capital in the third quarter of fiscal 2016 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

We will be required to repay our secured borrowings on March 31, 2016.

We will be required to repay all of our borrowings from DMRJ, Montsant Partners LLC (“Montsant”) and from a group of institutional investors for which BAM Administrative Services LLC (“BAM”) acts as administrative agent, on March 31, 2016. Our obligations to BAM are secured by a security interest in substantially all of our assets. DMRJ and Montsant agreed to subordinate their security interest in all of our assets to the security interest held by BAM (See Note 13).

As of June 30, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,662,000, respectively. Further, as of June 30, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $11,350,000 and is included in current liabilities in the consolidated financial statements.

As of June 30, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of June 30, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,860,000 and is included in current liabilities in the consolidated financial statements.

As of June 30, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of June 30, 2015, our obligation under such notes for accrued interest amounted to approximately $54,000 and is included in current liabilities in the consolidated financial statements.

As of September 15, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of September 15, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,692,000.

As of September 15, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of September 15, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,963,000.

As of September 15, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 15, 2015, our obligation under such notes for accrued interest amounted to approximately $738,000.

If we are unable to repay these amounts as required, refinance our obligations to DMRJ and/or the other institutional investors, or negotiate extensions of these obligations, DMRJ, Montsant and/or BAM may seize our assets and we may be forced to file for protection under bankruptcy laws and to curtail or discontinue operations entirely.

Independent auditor report includes cautionary language on our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended June 30, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern.  This explanatory paragraph indicates there is substantial doubt as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at June 30, 2015, to cover our operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

During the fiscal years ended June 30, 2015, 2014 and 2013, we had revenues of approximately $12,991,000, $8,552,000 and $12,017,000, respectively.  During the fiscal years ended June 30, 2015, 2014 and 2013, we had net losses of approximately $21,543,000, $21,010,000 and $27,354,000, respectively. There is a risk that we will never be profitable.  We plan to further increase our expenditures to complete the development and commercialization of our new products, and to broaden our sales and marketing capabilities.  As a result, we believe we will likely incur losses through fiscal 2016.  Our accumulated deficit as of June 30, 2015 and 2014 was approximately $189,429,000 and $167,886,000, respectively.  Our ability to generate sufficient revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

Historically, a substantial portion of our revenue in any quarter has been derived from orders booked and shipped in the same quarter, and backlog has not been a meaningful indicator of revenues for a particular period.  As of June 30, 2015, our order backlog was $44,782,000, largely due to the receipt, on November 10, 2014, of an initial delivery order from the TSA for 1,170 QS-B220 desktop explosives trace detectors and orders received as a result of the ECAC mandate to implement passenger checkpoint and checked baggage ETD screening at airports serving more than 500,000 passengers annually, by no later than September 1, 2015. Accordingly, our sales expectations currently are based almost entirely on our backlog of customer orders and internal estimates of future demand. However, our backlog does not necessarily represent actual future shipments since orders, including our delivery order with the TSA, may be delayed or cancelled by our customers without financial penalty.  The rate of customer order cancellations can vary quarter to quarter and year to year. Customers may also reject nonconforming products.

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

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2015, 2014 and 2013, international sales represented approximately 85%, 76% and 88%, respectively, of our revenue.  For the year ended June 30, 2015 a customer from the Netherlands and a customer from Norway represented 18% and 16%, respectively, of our revenue. During the fiscal year ended June 30, 2014, a customer from Japan and a Taiwanese customer represented 18% and 11%, respectively, of our revenue. For the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10% of our revenue, respectively.

Although we anticipate increased U.S. market penetration as a result of TSA qualification, the receipt of an Indefinite Delivery / Indefinite Quantity (“IDIQ”) contract with the United States Transportation Security Administration (“TSA”) for our QS-B220 desktop explosives trace detectors and the receipt an initial delivery order from the TSA for 1,170 QS-B220 desktop explosives trace detectors, we also expect that revenues from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be impacted by a variety of factors, including:

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

We rely on a single contract manufacturer to provide manufacturing services for our handheld QS-H150 explosives detection products.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2015, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

We may not be able to protect our intellectual property rights.

Our ability to compete is affected by our ability to protect our intellectual property rights.  We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights.  Despite these efforts, we cannot be certain that the steps we take to protect our intellectual property will be adequate to prevent misappropriation of our technology or protect that proprietary information.  We cannot assure you that any pending or future patent applications will be approved, or that any issued patents will not be challenged by third parties.  The validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.  Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.  Although 85% of our revenue in fiscal 2015 was derived from international sales, we do not have any patents or patents pending outside of the United States. Moreover, the enforcement of laws protecting intellectual property in some of the countries in which we sell our products may be inadequate to protect our technology and proprietary information.

We may not have the resources to assert and protect our rights in our patents and other intellectual property.  Any litigation or proceedings relating to our intellectual property rights, whether or not determined in our favor or settled by us, is costly and may divert the efforts and attention of our management and technical personnel.

We also rely on unpatented proprietary technology, trade secrets and know-how and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes, that such technology or know-how will not be disclosed or that we can meaningfully protect our rights to such unpatented proprietary technology, trade secrets, or know-how.  Although we have entered into non-disclosure agreements with our employees, suppliers and consultants, there can be no assurance that such non-disclosure agreements will provide adequate protection for our trade secrets or other proprietary know-how.

Our success will depend on our ability to obtain new patents and to operate without infringing on the proprietary rights of others.

Although we have nineteen United States patents issued and six United States patent applications pending for our explosives detection technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties.  No assurance can be given that any pending or future patent applications will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

Our QS-B220 and QS-H150 have both been “Designated” as Qualified Anti-Terrorism Technology by DHS under the Support Anti-terrorism by Fostering Effective Technology Act of 2002 (the “SAFETY Act”). The SAFETY Act creates certain liability limitations for claims arising out of, relating to, or resulting from an Act of Terrorism (as defined in §442(2) of the SAFETY Act) where qualified anti-terrorism technologies have been deployed.

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

As of June 30, 2015, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $107,818,000 expiring between 2022 and 2035, and $74,878,000, expiring between 2016 and 2035, respectively. In the event that an “ownership change” occurs for purposes of Section 382 of the Internal Revenue Code, our ability to use these losses to offset future taxable income could be significantly limited. Any such limitation may result in the expiration of a portion of the carry forwards before we can use them. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of our common stock during any cumulative three-year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of our common stock. Such a change in ownership may be triggered by regular trading activity in our common stock, which is generally beyond our control. We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382, but we believe that it is likely that an ownership change has occurred. If we are able to refinance our secured indebtedness or otherwise raise capital by issuing common stock or other securities that are convertible into common stock, a further “ownership change” may become more likely.

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

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.64 to $1.82.  The market price of our common stock may also fluctuate significantly in the future due to:

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

On July 1, 2015, at an Annual Meeting of Stockholders, our stockholders approved an amendment to the Company’s Restated Articles of Organization to increase the number of authorized shares of common stock by 50,000,000 shares to 250,000,000 shares. We have intentionally delayed the filing of Articles of Amendment to our Restated Articles of Organization with the Commonwealth of Massachusetts to effect that increase. As a result of the stockholder approval, we are authorized to issue 250,000,000 shares of our common stock.

As of June 30, 2015, there were 75,113,665 and 75,103,120 shares of common stock issued and outstanding, respectively.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants, convertible debt instruments and convertible preferred stock.

As of June 30, 2015, we had outstanding stock options and warrants to purchase approximately 24,668,485 shares of our common stock, the exercise price of which range between $0.08 per share to $3.89 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise of these instruments.  As of June 30, 2015, the outstanding balance due under the senior secured convertible promissory notes issued to DMRJ and accrued and unpaid interest was $34,841,000, of which $12,000,000 senior convertible promissory note and $5,145,000 of accrued and unpaid interest is convertible into shares of Series H Convertible Preferred Stock, which preferred stock is convertible into shares of our common stock at $1.09 per share; and a $12,000,000 senior secured promissory note and $3,698,000 of accrued and unpaid interest is convertible into shares of Series I Convertible Preferred Stock, which preferred stock is convertible into shares of our common stock at $1.18 per share. As of June 30, 2015, the outstanding balance due under the senior secured convertible promissory note issued to Montsant and accrued and unpaid interest was $5,044,000, of which a $3,184,000 senior secured promissory and $1,860,000 of accrued and unpaid interest are convertible into shares of our common stock at $0.08 per share. To the extent such options, warrants or convertible notes are exercised or converted, and to the extent that additional shares are issued under strategic advisory agreements, the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options that may be granted in the future under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

The exercise of our outstanding options and warrants, the conversion of convertible debt instruments and the issuance of shares of common stock under our advisory agreements will reduce the percentage of common stock held by our current stockholders. During the fiscal years ended June 30, 2015, 2014 and 2013, DMRJ converted  senior secured convertible debt and accrued interest in the amounts of $799,000, $314,000 and $40,000, respectively, which resulted in the issuance of shares of our common stock of 9,987,500, 3,918,319 and 500,000, respectively. Further, the terms on which we could obtain additional capital during the life of the derivative securities may be adversely affected, and it should be expected that the holders of the derivative securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such derivative securities.  As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

In addition, we are authorized to issue 114,000 additional shares of preferred stock. During the fiscal years ended June 30, 2014 and 2013, DMRJ converted Series G preferred stock, which resulted in the issuance of shares of our common stock of 3,918,319 and 14,850,000, respectively. Although we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock, including the ratio or ratios at which any such shares of preferred stock may be convertible into common stock.  The issuance of any of such series of preferred stock may cause the holders of our common stock to experience substantial further dilution and other adverse effects and could make a takeover of our company more difficult.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders who acquired their shares directly from our company in privately negotiated transactions may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to effective registration statements under the Securities Act of 1933 and under Rule 144, promulgated under the Securities Act.  As of June 30, 2015, we are committed under two consulting agreements to issue and aggregate of 1,650,000 shares of our common stock over a 15 month term, commencing in September 2015. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a one-year holding period.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale registration statement may have material adverse effect on the market price of our securities.

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

As of September 15, 2015, DMRJ and Montsant, two of our secured lenders, have the right to acquire up to 94,045,047 shares of our common stock upon the conversion of debt and interest. Our directors and executive officers own, or have the right to exercise options within 60 days to acquire, up to 8,633,113 shares of our common stock. If all of these shares of common stock are issued, DMRJ, Montsant and our directors and executive officers would own approximately 58.4% of our outstanding common stock, on a fully diluted basis. Accordingly, these stockholders could have a significant influence over, or have absolute control over,  the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Our management and our independent registered public accountants have identified internal control deficiencies, which our management and our independent registered public accountants determined to constitute material weaknesses.

In connection with the preparation of our financial statements for the years ended June 30, 2015, 2014 and 2013, our management and our independent registered public accountants identified certain deficiencies that, in the aggregate, represent material weaknesses, including the following.  However, these weaknesses did not result in any material unadjusted differences when preparing the financial statements for the year ended June 30, 2015:

1.

Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance function due to limited personnel.

2.

Lack of documentation to support occurrences and approval procedures.

3.

Design deficiencies that do not meet stated objectives that elevate the level of risk of a material misstatement to the financial statements.

4.

Policies and procedures with respect to the review, supervision and monitoring of the accounting operations were not designed effectively, due to insufficient segregation of duties.

5.

The Company did not maintain an adequate risk oversight function to evaluate and report on risks to financial reporting throughout the Company, including completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of controls to mitigate identified risk.

Item 1B.

Unresolved Staff Comments

Not Applicable.

Item 2.

Properties

During the fiscal year ended June 30, 2015 we operated out of three locations.  Our corporate offices are located in an approximately 58,000 square foot leased facility in Wilmington, Massachusetts.  In addition to our corporate offices, this facility houses research and development, sales and marketing, and production.  Our current lease expires in June 2020. On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  We have exited from previous lease commitments for 2,000 square feet of research and office space in San Diego, California and 300 square feet of office space in Shanghai, China. We believe that our current facility is suitable for our anticipated requirements.

Item 3.

Legal Proceedings

On March 23, 2015, Bernard Miller (“Mr. Miller”), individually and on behalf of all others similarly situated shareholders of the company, filed a complaint against Dr. William J. McGann, Messrs. Glenn D. Bolduc, John H. Hassett, John A. Keating, Robert P. Liscouski, Howard Safir and Michael C. Turmelle and the Company in the Suffolk Superior Court of the Commonwealth of Massachusetts, seeking derivative action as a result of director breaches of fiduciary duty and unjust enrichment.  Amongst other things, the plaintiff requested that the court compel the Company to hold an annual stockholders’ meeting; subject the September 2012 Amendment to the 2004 Plan to a vote at the next annual stockholders’ meeting; rescind the stock option awards granted under the September 2012 Amendment to 2004 Plan in the event that the amendment is not approved by a majority of our stockholders’; impose a trust, in favor of the Company, for any benefits improperly received; and award costs and expenses, including reasonable attorney fees.

On July 1, 2015 we held our 2015 Annual Meeting of Stockholders. Stockholders approved an amendment to the Company’s 2004 Stock Option Plan to increase the aggregate number of shares of the Company’s common stock, par value $0.001 per share available for issuance under the Plan by 16,000,000 shares to 20,000,000 shares and approved the Company’s Amended and Restated 2014 Stock Option Plan.

We believe the case was without merit and that we had substantial defenses against the plaintiff’s claims. We are contesting the matter vigorously; on May 22, 2015, a motion to dismiss the Complaint with prejudice was served on the plaintiff and subsequently filed with the Court. On July 21, 2015, the Court endorsed as an Order of Stipulation the parties entered into. The Stipulation provides, among other things, that the Complaint is dismissed with prejudice and the Motion to Dismiss is moot. The sole matter to be decided is whether the Plaintiff or we will recover their respective attorney’s fees and expenses incurred as a result of this litigation.  We believe that an unfavorable outcome on the case is possible, but not probable and the amount of the loss is estimated at $280,000. If, however, Mr. Miller is ultimately successful, it could have a material adverse effect on our business and financial condition.

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

Not Applicable.

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common has been quoted on the Over-The-Counter-Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCQB tier under the symbol “IMSC”. The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the OTCQB. Quotations from the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year 2015
	High	Low
4th Quarter	$0.87	$0.64
3rd Quarter	1.10	0.71
2nd Quarter	1.54	0.86
1st Quarter	1.82	0.94

	Fiscal Year 2014
	High	Low
4th Quarter	$1.16	$0.90
3rd Quarter	1.08	0.72
2nd Quarter	1.20	0.77
1st Quarter	1.30	1.03

As of September 15, 2015, we had approximately 110 stockholders of record.  The last sale price as reported on the OTC Bulletin Board on September 15, 2015, was $0.74. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  In addition, our agreements with our secured lenders prohibit the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2015

Equity Compensation Plan Information

The table below sets forth certain information as of June 30, 2015 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	22,513,485	$1.22	10,945,000
Equity compensation plans not approved by stockholders	-	$-	-
	22,513,485	$1.22	10,945,000

_______________

(1)

This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., our 2000 Incentive and Non-Qualified Stock Option Plan and our 2004 Stock Option Plan). Our 2004 Stock Option Plan has been approved by our stockholders. An amendment to our September 2012 plan increasing the number of shares issuable under the plan from 4,000,000 shares to 20,000,000 shares, was approved by our stockholders on July 1, 2015.

Our 2000 Incentive and Non-Qualified Stock Option Plan expired in October 2010 and our 2004 Stock Option Plan expired in May 2014. In July 2014, we adopted our 2014 Stock Option Plan and reserved 15,000,000 shares of common stock for issuance thereunder.  The 2014 Stock Option Plan was approved by our stockholders on July 1, 2015.

Recent Sales of Unregistered Securities

In June 2015, we issued 550,000 shares of common stock, having a value of $412,000, to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issuance of these shares was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 6.

Selected Financial Data

You should read the following selected financial information together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included in this Form 10-K.  We have derived the statement of operations and comprehensive loss data for the years ended June 30, 2015, June 30, 2014 and June 30, 2013, and the balance sheet information at June 30, 2015 and June 30, 2014 from our audited financial statements included in this Form 10-K.  We have derived the statements of operations and comprehensive loss data for the years ended June 30, 2012 and June 30, 2011, and the balance sheet data at June 30, 2013, June 30, 2012 and June 30, 2011, from our audited financial statements not included in this Form 10-K.

Statement of Operations Data

	For the Year Ended June 30,
(In thousands, except share and per share amounts)	2015	2014	2013	2012	2011
Revenues	$12,991	$8,552	$12,017	$3,406	$6,652
Cost of revenues	8,472	6,498	8,588	2,407	4,011
Gross margin	4,519	2,054	3,429	999	2,641
Operating expenses	17,215	16,175	25,384	11,755	8,465
Loss from operations	(12,696)	(14,121)	(21,955)	(10,756)	(5,824)
Other expense, net	(8,847)	(6,889)	(5,399)	(3,880)	(9,731)
Net loss	$(21,543)	$(21,010)	$(27,354)	$(14,636)	$(15,554)
Net loss per share, basic and diluted	$(0.30)	$(0.35)	$(0.56)	$(0.43)	$(0.56)
Weighted average shares used in computing basic and diluted earnings per share	70,770,705	60,753,054	49,124,942	34,242,719	27,731,343

Other financial and operating data:
Depreciation and amortization	$171	$154	$84	$72	$91
Capital expenditures	$433	$409	$151	$162	$59

Balance Sheet Data

	As of June 30,
(In thousands)	2015	2014	2013	2012	2011
Cash and cash equivalents	$1,985	$391	$80	$84	$264
Total assets	$10,392	$5,479	$5,098	$6,236	$6,160
Borrowings under senior secured promissory notes, line of credit and current maturities under capital leases	$64,891	$51,224	$40,649	$30,479	$20,405
Long-term obligations	$289	$208	$89	$33	$58
Stockholders’ deficit	$(78,177)	$(61,205)	$(44,548)	$(32,404)	$(20,891)

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, derivative liabilities, conversion features of our debt agreements and warranty obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.

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

•

Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  We have recorded a full valuation allowance against our net deferred tax assets of $49,795,000 as of June 30, 2015, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

Results of Operations

For the Year Ended June 30, 2015 vs. June 30, 2014

Revenues

	For the Year Ended June 30, 2015		For the Year Ended June 30, 2014
(In thousands)	Amount	Mix	Amount	Mix	Change %
QS-H150	$3,464	26.7%	$4,060	47.5%	(14.7)%
QS-B220	8,511	65.5%	3,907	45.7%	117.8%
Parts & supplies	1,016	7.8%	585	6.8%	73.7%
Total	$12,991	100.0%	$8,552	100.0%	51.9%

Revenues for the year ended June 30, 2015 were $12,991,000 as compared with $8,552,000 for the comparable prior year period, an increase of $4,439,000, or 51.9%.  The increase in revenue is due primarily to the 139.7% increase in the number of QS-B220 desktop units sold in the year ended June 30, 2015, due to increased shipments to European airports, due to the ECAC mandate to implement passenger checkpoint and checked baggage ETD screening at   airports serving more than 500,000 passengers annually, by no later than September 1, 2015, increased shipments to U.S. air cargo screening facilities, increased shipments into Latin America for use in drug detection and increased shipments to agencies of the U.S. government, which resulted in a 117.8% increase in QS-B220 revenues and, to a lesser extent,  a 73.7%  increase in sales of parts and supplies in the year ended June 30, 2015, as compared to the comparable prior year period. Partially offsetting these increases are a 9.6% decrease in the number of QS-H150 handheld units sold in the year ended June 30, 2015, primarily due to decreased shipments into Mexico and China in the year ended June 30, 2015, which resulted in a 14.7% decrease in QS-H150 revenues. The average unit sell prices on sales of our QS-B220 desktop units and on sales of our QS-H150 handheld units, decreased 9.1% and 5.6%, respectively, in the current fiscal period as compared to the comparable prior period.

Sales of QS-B220 were favorably impacted in the current period due to the acceptance of the QS-B220 into the “Qualified” section of the TSA’s Air Cargo Screening Technology List and achieving European Civil Aviation Conference (“ECAC”) Common Evaluation Process of Security Equipment for airport checkpoint screening of passengers and baggage. Competitive market conditions are expected to continue to have a negative impact on our average unit sales prices for the foreseeable future.

Cost of Revenues

Cost of revenues for the year ended June 30, 2015 were $8,472,000 as compared with $6,498,000 for the comparable prior year period, an increase of $1,974,000 or 30.4%.  The increase in cost of revenues recorded in the year ended June 30, 2015 is primarily due to increased unit sales of our QS-B220 desktop units and a $71,000 increase in stock-based compensation, due primarily to the accelerated vesting of certain options issued on July 2, 2014, partially offset by a $150,000 decrease in royalty costs, as compared to the prior year period.

Gross Margin

Gross margin for the year ended June 30, 2015 was $4,519,000 or 34.8% of revenues as compared with $2,054,000 or 24.0% of revenues for the comparable prior year period.  The increase in gross margin as a percent of revenues is primarily due to increased manufacturing overhead absorption due to increased QS-B220 unit volume and a $150,000 decrease in royalty costs, partially offset by a decrease in the average unit sell price on sales of our QS-B220 desktop units and on sales of our QS-H150 handheld units, which decreased 9.1% and 5.6%, respectively and by a $71,000 increase in stock-based compensation.

Research and Development Expense

Research and development expense for the year ended June 30, 2015 was $5,014,000 as compared with $4,787,000 for the comparable prior year period, an increase of $227,000 or 4.7%.  The increase in research and development expense is due primarily to a $151,000 increase in payroll and related benefit costs due to the increased employee bonuses approved by the board of directors, a $69,000 increase in travel cost in support of our sales process in Europe, $42,000 of costs incurred to relocate the San Diego, CA advanced technology office, and a $69,000 increase in stock-based compensation, due primarily to the accelerated vesting of certain options issued on July 2, 2014, offset partially by a $111,000 decrease in engineering consulting. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, as well as expenses incurred to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next nine to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended June 30, 2015 were $12,201,000 as compared with $11,388,000 for the comparable prior year period, an increase of $813,000, or 7.1%. The increase in selling, general and administrative expenses is due primarily to a $1,196,000 increase in payroll and related benefits due primarily to separation benefits of $725,000 provided to our former CEO  due to his resignation, and to a lesser extent, $331,000 of bonuses approved by the board of directors, $274,000 of charges incurred pursuant to our Letter Agreement with Luveti, a $214,000 increase in legal expenses, a $125,000 increase in consulting expenses, due to  the issuance of 550,000 shares of our common stock to certain consultants, a $75,000 increase in variable selling expenses, a $46,000 increase in bad debt expenses and $28,000 of restructuring cost incurred to close our Shanghai office. Partially offsetting these increases are a $697,000 decrease in stock-based compensation expense on non-employee warrants, a $93,000 decrease in travel expenses, a $109,000 decrease in stock-based compensation on employee stock options, a $97,000 decrease in occupancy costs due to the relocation of our corporate offices in July 2013 and the $47,000 loss on the disposal of machinery and equipment recorded in the prior year period.

Other Expense, net

For the year ended June 30, 2015, other expense was $8,847,000 as compared with other expense of $6,889,000, for the comparable prior year period, an increase of $1,958,000. The increase is due to increased interest expense on higher borrowings under our credit facility with DMRJ and our credit facility with BAM, and, to a lesser extent, an increase in the BAM interest rate to 16% per annum from 15% per annum, effective April 1, 2015.

Net Loss

Our net loss for the year ended June 30, 2015 was $21,543,000 as compared with a net loss of $21,010,000 for the comparable prior year period, an increase of $533,000, or 2.5%.  The increase in the net loss is primarily due to  increased operating expenses and increased interest expense.

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

Liquidity and Capital Resources

As of June 30, 2015, we had cash of approximately $1,985,000, an increase of $1,594,000 when compared with cash of $391,000 at June 30, 2014.

We will be required to repay all of our borrowings from DMRJ, Montsant and from a group of institutional investors for which BAM Administrative Services LLC (“BAM”) acts as administrative agent, on March 31, 2016. Our obligations to BAM are secured by a security interest in substantially all of our assets. DMRJ and Montsant agreed to subordinate their security interest in all of our assets to the security interest held by BAM (See Note 13).

As of June 30, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,662,000, respectively. Further, as of June 30, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $11,350,000 and is included in current liabilities in the consolidated financial statements.

As of June 30, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of June 30, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,860,000 and is included in current liabilities in the consolidated financial statements.

As of June 30, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of June 30, 2015, our obligation under such notes for accrued interest amounted to approximately $54,000 and is included in current liabilities in the consolidated financial statements.

As of September 15, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of September 15, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,692,000.

As of September 15, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of September 15, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,963,000.

As of September 15, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 15, 2015, our obligation under such notes for accrued interest amounted to approximately $738,000.

For the Year Ended June 30, 2015 vs. June 30, 2014

For the year ended June 30, 2015, we had net cash outflows of $12,150,000 from operating activities as compared to net cash outflows from operating activities of $9,989,000 for the comparable prior year period.  The $2,161,000 increase in net cash outflows used in operating activities during the year ended June 30, 2015, as compared to the comparable prior year period, was due to the following changes in working capital: (i) a $375,000 increase in accounts receivable, compared to a $669,000 decrease in the prior period, due to the timing of our product shipments in the year ended June 30, 2015; (ii) a $2,376,000 increase in inventories compared to a $723,000 increase in the prior period, due primarily to increased QS-B220 raw material inventory purchased in the quarter ended June 30, 2015 to fulfill ECAC customer orders, shipment of which is required in our first quarter of fiscal 2016; (iii) an increase in accrued expenses of $6,834,000, compared to a $4,703,000 increase in the prior period,  due to higher borrowings under our credit facilities with DMRJ and BAM, and to a lesser extent, by an increase in accrued expenses in the current period due to costs incurred due to the resignation of our former CEO and the Luveti Letter Agreement, partially offset by  the payment of $3,905,000 of interest on our borrowings with BAM in the year ended June 30, 2015 and an increase in accrued compensation and benefits, due to bonuses approved by our board of directors; (iv) a $3,050,000 increase in deferred revenue, compared to a $516,000 increase in deferred revenue in the prior year period, due primarily to advance payment received from ECAC customers in the year ended June 30, 2015  and increased deferrals of extended warranty revenues; (v) an $612,000 increase in prepaid expenses, compared to a $85,000 decrease in prepaid expenses, due to increased advance payments required from several of our QS-B220 component suppliers;  and, (vi) an $820,000 decrease in accounts payable, compared to a $1,522,000 increase in the prior period, due to the timing of payments to our inventory supply chain.

For the year ended June 30, 2015, we had net cash outflows of $176,000 from investing activities as compared to net cash outflows of $287,000 from investing activities for the prior year period. The $111,000 decrease in net cash used in investing activities during the year ended June 30, 2015, as compared to the prior year period, was primarily due an increase in restricted funds of $257,000 received in the year ended June 30, 2015, compared to $121,000 of restricted funds received in the prior comparable period, due to the receipt of restricted funds which had collateralized a certain performance security bond with the India Ministry of Defence, which bond was released on May 1, 2015, partially offset by a $24,000 decrease in cash expended for the purchase of equipment.

For the year ended June 30, 2015 we had net cash inflows of $13,919,000 from financing activities as compared to net cash inflows of $10,585,000 for the comparable prior year period. The $3,334,000 increase in net cash from financing activities during the year ended June 30, 2015, as compared to the prior year period, was primarily due to $13,667,000  in borrowings under our credit facility with DMRJ, compared to a net increase of $10,592,000  in borrowings under our credit facilities with DMRJ and BAM, due to the receipt of $20,000,000 under the note purchase agreement with BAM on March 19, 2014 and a $9,408,000 decrease in borrowings under our credit facility with DMRJ due primarily to the March 19, 2014 BAM borrowing , and a $239,000 increase in proceeds received due to the exercise of stock options and warrants.

For the Year Ended June 30, 2014 vs. June 30, 2013

For the year ended June 30, 2014, we had net cash outflows of $9,989,000 from operating activities as compared to net cash outflows from operating activities of $10,890,000 for the comparable prior year period.  The $901,000 decrease in net cash outflows used in operating activities during the year ended June 30, 2014, as compared to the comparable prior year period, was due to the following changes in working capital: (i) a $669,000 decrease in accounts receivable, compared to a $1,035,000 increase in the prior period, due to the timing of our product shipments during the year ended June 30, 2012; (ii) a $723,000 increase in inventories compared to a $1,048,000 decrease in the prior period, due primarily to the November 2012 shipment of our order with India Ministry of Defence and increased QS-B220 inventory; (iii) an increase in accrued expenses of $4,703,000, compared to a $2,569,000 increase in the prior period, due to primarily to increased accruals for unpaid interest on borrowings from our secured lenders;  (iv) a $516,000 increase in deferred revenue, compared to a $972,000 decrease in deferred revenue in the prior year period, due primarily to the release of the India Ministry of Defence advance deposit due to the November 2012 shipment and increased deferrals of extended warranty revenues; (v) an $85,000 decrease in prepaid expenses, compared to a $455,000 decrease in prepaid expenses, due to the decreases in prepaid inventory; and, (vi) a $1,522,000 increase in accounts payable, compared to a $305,000 decrease in the prior period, due to  increased operating expenses and increased inventories.

For the year ended June 30, 2014, we had net cash outflows of $287,000 from investing activities as compared to net cash inflows of $710,000 from investing activities for the prior year period.  The $997,000 increase in net cash used in investing activities during the year ended June 30, 2014, as compared to the prior year period, was primarily due to the receipt of $121,000 in restricted funds, compared to the receipt of restricted funds of $841,000 in the prior year period, primarily due to the cancelation of the letter of credit providing security for the India Ministry of Defence advance deposit resulted in the release of $937,000 held in a restricted deposit, by a $258,000 increase in purchases of equipment and fixtures, due to the July 2013 move to our new corporate offices and the build out of our manufacturing facility and a $19,000 decrease in proceeds from the sale of equipment.

For the year ended June 30, 2014 we had net cash inflows of $10,585,000 from financing activities as compared to net cash inflows of $10,176,000 from financing activities for the comparable prior year period.  The $409,000 increase in net cash from financing activities during the year ended June 30, 2014, as compared to the comparable prior year period, was primarily due to the receipt of $20,000,000 under a note purchase agreement with several institutional investors, a $9,408,000 decrease in borrowings under our credit facility with DMRJ, compared to  an increase in borrowings of $10,172,000 in the prior fiscal year, due to the repayment of the DMRJ line of credit from the BAM loan proceeds and a $30,000 increase in proceeds received due to the exercise of stock options, partially offset by a $41,000 increase in principal repayments of capital lease obligations.

Credit Facilities with DMRJ Group LLC, Montsant Partners LLC and BAM Administrative Services LLC

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility. The notes mature on March 31, 2016.

On May 4, 2015, we entered into an assignment agreement with DMRJ and Montsant, wherein DMRJ assigned its rights, title and interest in the senior secured promissory note dated December 10, 2008 and appointed DMRJ as its collateral agent under the promissory note agreement. The note matures on March 31, 2016. DMRJ and Montsant are funds managed by Platinum Partners Value Arbitrage Fund LP.

In March, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM, an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 16% per annum and mature on March 31, 2016.  We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under revolving promissory note (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note.

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

Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ, we will require additional capital in the third quarter of fiscal 2016 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

We intend to explore available strategic alternatives in fiscal 2016 to provide and enhance the financial stability of the company, but there can be no assurances that these efforts will be successful.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had one irrevocable standby letter of credit outstanding in the approximate amount of $297,000. The letter of credit provides warranty performance security equal to 5% of the contract amount with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to May 4, 2015. On May 1, 2015, we obtained the release of the performance security bond, which expired on November 4, 2014, from the India Ministry of Defence and received the collateralized deposit.

As of June 30, 2015, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 was issued to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. The core principle of this updated   guidance is that an entity should measure inventory at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 apply to inventory that is measured using the first-in, first-out or average cost methods. ASU 2015-11 amends some of the guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory, but the clarifications are not intended to result in any changes in practice other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost or net realizable value for inventory.  There are no other substantive changes to the guidance on the measurement of inventory. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which is effective for our fiscal year beginning July 1, 2017, the first day of our 2018 fiscal year. We are currently evaluation the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management identified material weaknesses in respect of our internal controls over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected in a timely basis.  The following material weaknesses have been identified:

1.

Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance function due to limited personnel.

2.

Lack of documentation to support occurrences and approval procedures.

3.

Design deficiencies that do not meet stated objectives that elevate the level of risk of a material misstatement to the financial statements.

4.

Policies and procedures with respect to the review, supervision and monitoring of the accounting operations were not designed effectively, due to insufficient segregation of duties.

5.

The Company did not maintain an adequate risk oversight function to evaluate and report on risks to financial reporting throughout the Company, including completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of controls to mitigate identified risk.

As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, we did not maintain effective internal control over financial reporting as of June 30, 2015 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on this assessment, our management concluded that in light of the material weaknesses described above, as of June 30, 2015, our internal control over financial reporting was not effective based on those criteria.

This Annual Report on Form 10-K includes an attestation report of our registered public accounting firm regarding internal control over financial reporting.

As part of our independent registered public accountants’ communication with our audit committee with respect to audit procedures for the year ended June 30, 2015, our independent registered public accountants informed the audit committee that these deficiencies constituted material weaknesses, as defined under Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.

Remediation

We are committed to remediating the material weaknesses identified in internal controls over financial reporting and have begun the process to remediate these material weaknesses, however the timing of completing our remediation efforts is uncertain. Our efforts will focus on instituting mitigating controls to address segregation of duties and undertake a thorough review of the finance functions position responsibilities and the hiring of additional staff; implement additional controls to address system access deficiencies; establish independent review and verification procedures for our vendor and customer master files; enhance the documentation to support review occurrences and approval procedures; and, commence regular periodic reviews of our internal controls over financial reporting with our Board of Directors and Audit Committee to address the inadequate risk oversight function and institute procedures to evaluate and report on risks to financial reporting, including the documentation and completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of our controls to mitigate these risks.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Independent Registered Public Accounting Firm has issued a report on our internal control over financial reporting.  This report appears below.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Implant Sciences Corporation:

We have audited Implant Sciences Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management's Annual Report on Internal Control Over Financial Reporting:

1.

Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance function due to limited personnel.

2.

Lack of documentation to support occurrences and approval procedures.

3.

Design deficiencies that do not meet stated objectives that elevate the level of risk of a material misstatement to the financial statements.

4.

Policies and procedures with respect to the review, supervision and monitoring of the accounting operations were not designed effectively, due to insufficient segregation of duties.

5.

The Company did not maintain an adequate risk oversight function to evaluate and report on risks to financial reporting throughout the Company, including completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of controls to mitigate identified risk.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company's consolidated financial statements for the year ending June 30, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Implant Sciences Corporation has not maintained effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Implant Sciences Corporation as of June 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the three years ended June 30, 2015, 2014 and 2013 and our report dated September 28, 2015 expressed an unqualified opinion, which includes an explanatory paragraph as to the Company’s ability  to continue as a going concern.

/s/ Marcum LLP

Boston, Massachusetts

September 28, 2015

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 13, 2015.

Item 11.

Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 13, 2015.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 13, 2015.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 13, 2015.

Item 14.

Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 13, 2015.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, see Page 32.

(2)

Exhibits

Exhibit No.	Description
3.1

Restated Articles of Organization, as amended, of Implant Sciences Corporation (incorporated herein by reference to Exhibit 3.1 to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013).

3.2

Amended and Restated By-Laws of Implant Sciences Corporation (incorporated herein by reference to Exhibit 3.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 12, 2007 and filed December 18, 2007).

4.1

Specimen certificate for the Common Stock of Implant Sciences Corporation (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration 333-644999), filed on December 21, 1998).

10.1

1998 Incentive and Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit 10.35 to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration 333-644999), filed on September 29, 1998).*

10.2

Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option

Plan (incorporated herein by reference to Exhibit 10.33 to Amendment No. 1 to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration 333-644999), filed on December 21, 1998).*

10.3

Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit 10.34 to Amendment No. 1 to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration 333-644999), filed on December 21, 1998).*

10.4

Form of Nonqualified Stock Option for Non-Employee Directors under the 1998 Incentive and Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 1 to Implant Sciences Corporation’s Registration Statement on Form SB-2 (Registration 333-644999), filed on December 21, 1998).*

10.5

2000 Incentive and Non-Qualified Stock Option Plan of Implant Sciences Corporation (incorporated by reference to Exhibit 10.1 to Implant Sciences Corporation’s Registration Statement on Form S-8, filed on December 12, 2003).*

10.6

2004 Stock Option Plan of Implant Sciences Corporation, as amended through March 14, 2011 (incorporated by reference herein to Exhibit 10.4 to Implant Sciences Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).*

10.7

Amendment to 2004 Stock Option Plan of Implant Sciences Corporation, effective September 7, 2012 (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 7, 2012 and filed on September 13, 2012).*

10.8	2006 Employee Stock Purchase Plan of Implant Sciences Corporation (incorporated herein by reference to Exhibit 4.1 to Implant Sciences Registration Statement on Form S-8 filed on July 26, 2007).*
10.9

Implant Sciences Corporation’s 2014 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated July 2, 2014 and filed on July 8, 2014).*

10.10

Implant Sciences Corporation Change of Control Payment Plan (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 7, 2012 and filed September 13, 2012).*

10.11

Amended and Restated Employment Agreement, dated as of June 25, 2013, between Implant Sciences Corporation and Glenn D. Bolduc (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated July 1, 2015 and filed on July 1, 2015.*

10.12

Employment Agreement between Implant Sciences Corporation and William McGann, dated March 19, 2012 (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2012 and filed on March 23, 2012).*

10.13

Employment Agreement between Implant Sciences Corporation and Darryl Jones, dated May 7, 2012 (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated May 7, 2012 and filed May 11, 2012).*

10.14

Lease, dated December 11, 2008, between Implant Sciences Corporation and Wakefield Investments, Inc (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 11, 2008 and filed December 17, 2008)..

10.15	Amended and Restated Employment Agreement between Implant Sciences Corporation and William McGann, dated January 16, 2015.*
10.16	Employment Agreement between Implant Sciences Corporation and Brenda Baron, dated March 13, 2015.*
10.17	Employment Agreement between Implant Sciences Corporation and Todd Silvestri, dated March 13, 2015.*
10.18	Employment Agreement between Implant Sciences Corporation and Roger Deschenes, dated September 16, 2015.*
10.19

First Amendment, dated February 1, 2010, to Lease between Implant Sciences Corporation and Wakefield Investments, Inc (incorporated herein by reference to Exhibit 10.60 to Implant Sciences Corporation’s annual report on Form 10-K for the year ended June 30, 2010).

10.20

Lease, dated April 1, 2013, between the Implant Sciences Corporation and Wakefield Investments, Inc (incorporated herein by reference to Implant Sciences Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013).

10.21

Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 10, 2008 and filed December 16, 2008).

10.22

Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 10, 2008 and filed December 16, 2008) (superseded by Exhibit 10.28).

10.23

Warrant to Purchase Shares of Common Stock, dated December 10, 2008, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 10, 2008 and filed December 16, 2008) (superseded by Exhibit 10.29).

10.24

Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party (incorporated herein by reference to Exhibit 10.4 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 10, 2008 and filed December 16, 2008).

10.25

Patent Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party (incorporated herein by reference to Exhibit 10.5 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 10, 2008 and filed December 16, 2008).

10.26

Guaranty, dated as of December 10, 2008, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC (incorporated herein by reference to Exhibit 10.6 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 10, 2008 and filed December 16, 2008).

10.27

Letter Agreement, dated as of March 12, 2009, between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 12, 2009 and filed March 18, 2009).

10.28

Amended and Restated Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 12, 2009 and filed March 18, 2009).

10.29

Amended and Restated Warrant to Purchase Shares of Common Stock, dated March 12, 2009, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 12, 2009 and filed March 18, 2009).

10.30

First Amendment, dated July 1, 2009, to Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation Current Report on Form 8-K dated July 1, 2009 and filed July 8, 2009).

10.31

Senior Secured Promissory Note, dated July 1, 2009, in the principal amount of $1,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation Current Report on Form 8-K dated July 1, 2009 and filed July 8, 2009).

10.32

Credit Amendment, dated September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation Current Report on Form 8-K dated September 4, 2009 and filed September 11, 2009).

10.33

Promissory Note, dated September 4, 2009, in the maximum principal amount of $3,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation Current Report on Form 8-K dated September 4, 2009 and filed September 11, 2009) (superseded by Exhibit 10.37).

10.34

Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation Current Report on Form 8-K dated September 4, 2009 and filed September 11, 2009).

10.35

Patent Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party (incorporated herein by reference to Exhibit 10.4 to Implant Sciences Corporation Current Report on Form 8-K dated September 4, 2009 and filed September 11, 2009).

10.36

Guaranty, dated as of September 4, 2009, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC (incorporated herein by reference to Exhibit 10.5 to Implant Sciences Corporation Current Report on Form 8-K dated September 4, 2009 and filed September 11, 2009).

10.37

Omnibus Waiver and First Amendment to Credit Agreement and Third Amendment to Note and Warrant Purchase Agreement, dated as of January 12, 2010 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation Current Report on Form 8-K dated January 13, 2010 and filed January 14, 2010).

10.38

Amended and Restated Promissory Note, dated as of January 12, 2010, in the maximum principal amount of $5,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation Current Report on Form 8-K dated January 13, 2010 and filed January 14, 2010) (superseded by Exhibit 10.40).

10.39

Omnibus Second Amendment to Credit Agreement and Fourth Amendment to Note and       Warrant Purchase Agreement, dated as of April 23, 2010 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation Current Report on Form 8-K dated April 23, 2010 and filed April 28, 2010).

10.40

Amended and Restated Promissory Note, dated as of April 23, 2010, and effective as of April 7, 2011, in the maximum principal amount of $10,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation Current Report on Form 8-K dated April 23, 2010 and filed April 28, 2010) (superseded by Exhibit 10.43).

10.41

Omnibus Third Amendment to Credit Agreement and Fifth Amendment to Note and Warrant Purchase Agreement, dated as of September 30, 2010 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 30, 2010 filed October 6, 2010).

10.42

Omnibus Fourth Amendment to Credit Agreement and Sixth Amendment to Note and Warrant Purchase Agreement, dated as of March 30, 2011 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 30, 2011 filed April 4, 2011).

10.43

Amended and Restated Promissory Note, dated as of March 30, 2011 in the maximum principal amount of $15,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011) (superseded by Exhibit 10.46).

10.44

Omnibus Fifth Amendment to Credit Agreement and Seventh Amendment to Note and Warrant Purchase Agreement, dated as of April 7, 2011 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation’s Current Report on Form 8-K dated April 7, 2011 filed April 12, 2011).

10.45

Omnibus Sixth Amendment to Credit Agreement and Eighth Amendment to Note and Warrant Purchase Agreement, dated as of September 29, 2011 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 29, 2011 and filed September 30, 2011).

10.46

Amended and Restated Promissory Note, dated as of September 29, 2011 in the maximum principal amount of $23,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 29, 2011 and filed September 30, 2011).

10.47

Omnibus Seventh Amendment to Credit Agreement and Ninth Amendment to Note and Warrant Purchase Agreement, dated as of October 13, 2011 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated October 13, 2011 filed October 19, 2011).

10.48

Omnibus Eighth Amendment to Credit Agreement and Tenth Amendment to Note and Warrant Purchase Agreement, dated as of February 21, 2012 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K for dated February 21, 2012 filed February 24, 2012).

10.49

Omnibus Ninth Amendment to Credit Agreement and Eleventh Amendment to Note and Warrant Purchase Agreement, dated as of September 5, 2012 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 5, 2012 filed September 11, 2012).

10.50

Senior Secured Convertible Promissory Note, dated as of September 5, 2012, issued by Implant Sciences Corporation (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 5, 2012 filed September 11, 2012).

10.51

Omnibus Tenth Amendment to Credit Agreement and Twelfth Amendment to Note and       Warrant Purchase Agreement, dated as of February 28, 2013 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated February 28, 2013 filed March 1, 2013).

10.52

Senior Secured Convertible Promissory Note, dated as of February 28, 2013, issued by Implant Sciences Corporation (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated February 28, 2013 filed March 1, 2013).

10.53

Omnibus Eleventh Amendment to Credit Agreement and Thirteenth Amendment to Note and Warrant Purchase Agreement, dated as of November 14, 2013 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to  Implant Sciences Corporation’s Current Report on Form 8-K dated November 18, 2013 and filed November 18, 2013).

10.54

Note Purchase Agreement dated as of March 19, 2014, between Implant Sciences Corporation, certain Investors and the Agent (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26, 2014).

10.54

Form of Senior Secured Promissory Note issued pursuant to the Note Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26, 2014).

10.56

Letter dated as of March 19, 2014, from the Agent to Implant Sciences Corporation waiving certain financial covenants through March 31, 2015 (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26, 2014).

10.57

Security Agreement dated as of March 19, 2014, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and the Agent (incorporated herein by reference to Exhibit 10.4 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26, 2014).

10.58

Guaranty dated as of March 19, 2014, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of the Agent and the Investors (incorporated herein by reference to Exhibit 10.5 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26, 2014)

10.59

Omnibus Twelfth Amendment to Credit Agreement and Fourteenth Amendment to Note and Warrant Purchase Agreement dated as of March 19, 2014 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.6 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26 2014).

10.60

Intercreditor Agreement dated as of March 19, 2014, by and between the Agent and DMRJ Group, LLC, and acknowledged and agreed by Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp (incorporated herein by reference to Exhibit 10.7 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26, 2014).

10.61

Agreement for Consulting Services between Implant Sciences Corporation and Robert Liscouski, dated as of April 1, 2011 (incorporated herein by reference to Exhibit 10.46 to Implant Sciences Annual Report on Form 10-K for the fiscal year ended June 30, 2011).*

10.62

Consent and Omnibus Amendment to Secured Term Notes, dated as of March 19, 2015, between Implant Sciences Corporation, certain Investors and BAM Administrative Services, LLC, as Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 19, 2015 and filed March 25, 2015).

10.63

Omnibus Thirteenth Amendment to Credit Agreement and Fifteenth Amendment to Note and Warrant Purchase Agreement dated as of March 19, 2015 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 19, 2015 and filed March 25, 2015).

10.64	Amended and Restated Change of Control Plan(incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 26, 2015 and filed March 4, 2015).*
10.65	Assignment Agreement by and between DMRJ Group LLC, Montsant Partners LLC and Implant Sciences Corporation dated as of May 4, 2015.
21.1	Subsidiaries of Implant Sciences Corporation.
23.1	Consent of Marcum LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Implant Sciences Corporation as of June 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2015, June 30, 2014 and June 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Implant Sciences Corporation as of June 30, 2015, 2014 and 2013 and the consolidated results of its operations and comprehensive loss and its cash flows for the years  ended June 30, 2015, 2014 and 2013, in conformity with U.S. accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations.  As of September 15, 2015, the Company’s principal obligation to its primary lenders was approximately $65,046,000 and accrued interest of approximately $15,393,000. The Company is required to repay all borrowings and accrued interest to these lenders on March 31, 2016. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Implant Sciences Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations the Treadway Commission (1992) and our report dated September 28, 2015 expressed an adverse opinion thereon on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

/s/ Marcum LLP

Boston, Massachusetts

September 28, 2015

Implant Sciences Corporation
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,985	$391
Restricted cash and investments	367	312
Accounts receivable-trade, net of allowances of $47 and $1, respectively	872	545
Inventories, net	5,244	2,868
Prepaid expenses and other current assets	946	315
Total current assets	9,414	4,431
Property and equipment, net	880	619
Restricted cash and investments	-	312
Other non-current assets	98	117
Total assets	$10,392	$5,479
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$20,000	$20,000
Senior secured convertible promissory note – Montsant Partners	3,184	3,184
Senior secured promissory note – DMRJ	1,000	1,000
Second senior secured convertible promissory note – DMRJ	12,000	12,000
Third senior secured convertible promissory note – DMRJ	12,000	12,000
Line of credit - DMRJ	16,662	2,995
Current maturities of obligations under capital lease	45	45
Accrued expenses	17,080	11,094
Accounts payable	2,855	3,675
Deferred revenue	3,454	483
Total current liabilities	88,280	66,476
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	20	66
Accrued liabilities other – long-term	48	-
Deferred revenue, net of current	221	142
Total long-term liabilities	289	208
Total liabilities	88,569	66,684
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 75,113,665 and 75,103,120 issued and outstanding at June 30, 2015 and 63,634,171 and 63,623,626 shares issued and outstanding at June 30, 2014	75	64
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, no shares issued and outstanding	-	-
Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	112,613	107,055
Accumulated deficit	(189,429)	(167,886)
Deferred compensation	(1,366)	(367)
Other comprehensive income	3	2
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(78,177)	(61,205)
Total liabilities and stockholders' deficit	$10,392	$5,479

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)

	For the Years Ended June 30,
	2015	2014	2013
Revenues	$12,991	$8,552	$12,017
Cost of revenues	8,472	6,498	8,588
Gross margin	4,519	2,054	3,429
Operating expenses:
Research and development	5,014	4,787	4,754
Selling, general and administrative	12,201	11,388	20,630
Total operating expenses	17,215	16,175	25,384
Loss from operations	(12,696)	(14,121)	(21,955)
Other income (expense), net:
Interest income	1	1	2
Interest expense	(8,848)	(6,890)	(5,401)
Total other expense, net	(8,847)	(6,889)	(5,399)
Net loss	(21,543)	(21,010)	(27,354)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	1	2	-
Other comprehensive income	1	2	-
Comprehensive loss	$(21,542)	$(21,008)	$(27,354)

Net loss per share, basic and diluted	$(0.30)	$(0.35)	$(0.56)

Weighted average shares used in computing net loss per common share, basic and diluted	70,770,705	60,753,054	49,124,942

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statement of Stockholders’ Deficit
For the Years Ended June 30, 2015, 2014 and 2013
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

Implant Sciences Corporation
Consolidated Statement of Stockholders’ Deficit
For the Years Ended June 30, 2015, 2014 and 2013
(In thousands except share amounts)

	Common Stock							Treasury Stock
	Number of Shares	Amount	Series G Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Other Comprehensive Income	Number of Shares	Amount	Total Stockholders’ Deficit
Issuance of common stock in connection with exercise of stock options	741,499	1	-	282	-	-	-	-	-	283
Issuance of common stock in connection with exercise of stock purchase warrants	180,495	-	-	16	-	-	-	-	-	16
Conversion of accrued interest on senior secured convertible promissory notes	9,987,500	10	-	789	-	-	-	-	-	799
Fair value of warrants issued to consultants, net of forfeitures	-	-	-	119	-	(154)	-	-	-	(35)
Amortization of deferred compensation	-	-	-	-	-	324	-	-	-	324
Common stock issued to consultants	570,000	-	-	1,672	-	(1,169)	-	-	-	503
Share-based compensation	-	-	-	2,680	-	-	-	-	-	2,680
Other comprehensive income	-	-	-	-	-		1	-	-	1
Net loss	-	-	-	-	(21,543)	-	-	-	-	(21,543)
Balance at June 30, 2015	75,113,665	$75	$-	$112,613	$(189,429)	$(1,366)	$3	10,545	$(73)	$(78,177)

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows
(In thousands)
	For the Years Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(21,543)	$(21,010)	$(27,354)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	171	154	84
Bad debt expense	48	2	1
Stock-based compensation expense	2,680	2,649	13,908
Loss (gain) on disposal of equipment	1	56	(9)
Warrants issued to non-employees	289	1,270	696
Common stock issued to consultants	503	-	319
Settlement agreements	-	118	(295)
Changes in assets and liabilities:
Accounts receivable	(375)	669	(1,035)
Inventories	(2,376)	(723)	1,048
Prepaid expenses and other current assets	(612)	85	455
Accounts payable	(820)	1,522	(305)
Accrued expenses	6,834	4,703	2,569
Deferred revenue	3,050	516	(972)
Net cash used in operating activities	(12,150)	(9,989)	(10,890)
Cash flows from investing activities:
Purchases of property and equipment	(433)	(409)	(151)
Transfer from restricted funds, net	257	121	841
Proceeds from the sale of equipment	-	1	20
Net cash (used in) provided by investing activities	(176)	(287)	710
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and warrants	298	59	29
Principal repayments of long-term debt and capital lease obligations	(46)	(66)	(25)
Proceeds from the issuance of senior secured promissory note	-	20,000	-
Net borrowings on line of credit	13,667	(9,408)	10,172
Net cash provided by financing activities	13,919	10,585	10,176
Effect of exchange rate changes on cash and cash equivalents	1	2	-
Net change in cash and cash equivalents	1,594	311	(4)
Cash and cash equivalents at beginning of period	391	80	84
Cash and cash equivalents at end of period	$1,985	$391	$80
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,934	$2,528	$2,861
Non-cash Investing and Financing Activity:
Conversions of senior secured convertible promissory note to common shares	$-	$-	$40
Conversion of convertible preferred stock to common shares	-	27	247
Conversion of senior secured convertible promissory note interest to common shares	799	314	-
Conversion of line of credit to second senior convertible promissory note	-	-	12,000
Conversion of line of credit to third senior convertible promissory note	-	-	12,000
Common stock issued to consultants	503	-	319
Equipment purchased under capital lease	-	25	125
Exercise of stock purchase warrants	-	11	-
Exercise of stock options	-	47	199

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

Our fiscal year ends on June 30.  References herein to fiscal 2015, fiscal 2014, and fiscal 2013 refer to the fiscal years ended June 30, 2015, June 30, 2014 and June 30, 2013, respectively.

Liquidity, Going Concern and Management’s Plans

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC (“DMRJ”) pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ.  On March 19, 2015, we amended our credit agreements with DMRJ pursuant to which, amongst other matters, we extended the maturity date of all of our indebtedness from March 31, 2015 to March 31, 2016.

On May 4, 2015, we entered into an assignment agreement with DMRJ and Montsant Partners, LLC, wherein DMRJ assigned its rights, title and interest in the senior secured promissory note dated December 10, 2008 and appointed DMRJ as its collateral agent under the promissory note agreement. The note matures on March 31, 2016. DMRJ and Montsant Partners, LLC are funds managed by Platinum Partners Value Arbitrage Fund LP.

 On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 16% per annum and mature on March 31, 2016.  We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under revolving promissory note (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note (see Note 13).

Despite our current sales, expense and cash flow projections and $4,089,000 in cash available from our line of credit with DMRJ, at September 15, 2015, we will require additional capital in the third quarter of fiscal 2016 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the year ended June 30, 2015, we reported a net loss of $21,542,000 and used $12,150,000 in cash for operations.  As of June 30, 2015, the Company had an accumulated deficit of approximately $189,429,000 and a working capital deficit of $78,866,000.  Management continually evaluates its operating expenses and its cash flow from operations.  Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,662,000, respectively. Further, as of June 30, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $11,350,000 and is included in current liabilities in the consolidated financial statements.

As of June 30, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of June 30, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,860,000 and is included in current liabilities in the consolidated financial statements.

As of June 30, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of June 30, 2015, our obligation under such notes for accrued interest amounted to approximately $54,000 and is included in current liabilities in the consolidated financial statements.

As of September 15, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of September 15, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,692,000.

As of September 15, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of September 15, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,963,000.

As of September 15, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 15, 2015, our obligation under such notes for accrued interest amounted to approximately $738,000.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Security product sales tend to have a long sales cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we have hired additional sales personnel during fiscal 2013 that have specific industry experience and have retained new distributors. However, there can be no assurance that these efforts will increase revenue.

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

On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection screening systems for funding. The project, pending successful negotiations, is potentially worth up to approximately $2 million. Subject to successful conclusion of negotiations with the DHS, we expect the project to commence in the second of quarter of fiscal 2016.

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

2.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our operations in Massachusetts, California and Shanghai, China, and those of our wholly-owned subsidiaries (See Note 12). All intercompany transactions and accounts have been eliminated in consolidation.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

We consider any securities with original maturities of 90 days or less at the time of investment to be cash equivalents. We place our cash with financial institutions which we believe are of high credit quality. At June 30, 2015, there are significant concentrations of credit risk arising from cash deposits in excess of federally insured limits.

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

Fair Value of Financial Instruments

Our financial instruments at June 30, 2015 and 2014 include cash equivalents, restricted cash, accounts receivable accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory note and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables, and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2015:

		Fair Value Measurements as of June 30, 2015
Description (In thousands)	Carrying Value at June 30, 2015	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$312	$312	$-	$-
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	3,184	-	-	3,184
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Third senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Line of credit - DMRJ	16,662	-	-	16,662

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2014:

		Fair Value Measurements as of June 30, 2014
Description (In thousands)	Carrying Value at June 30, 2014	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$624	$624	$-	$-
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – DMRJ	3,184	-	-	3,184
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Third senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Line of credit - DMRJ	2,995	-	-	2,995

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

The following table presents the activity in our warranty reserve for the years ended June 30, 2015 and 2014:

	Years Ended June 30,
(In thousands)	2015	2014
Beginning balance	$547	$517
Warranty provision	354	93
Warranty expenditures	(345)	(63)
Ending Balance, June 30	$556	$547

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent Costs

As of June 30, 2015, there were nineteen active patents issued.  We expense legal costs and fees associated with patent applications and patent maintenance as incurred.

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

As of June 30, 2015, we had one irrevocable standby letter of credit outstanding in the approximate amount of $297,000. The letter of credit provides warranty performance security equal to 5% of the contract amount with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to May 4, 2015. On May 1, 2015, we obtained the release of the performance security bond, which expired on November 4, 2014, from the India Ministry of Defence and received the collateralized deposit.

We have no other significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements.

We place our cash with financial institutions which we believe are of high credit quality.

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2015, 2014 and 2013, international sales represented approximately 85%, 76% and 88%, respectively, of our revenue. For the fiscal year ended June 30, 2015, a customer from the Netherlands and a customer from Norway represented approximately 18% and 16% of our revenue, respectively. During the fiscal year ended June 30, 2014, a customer from Japan and a Taiwanese customer represented 18% and 11%, respectively, of our revenue. For the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10% of our revenue, respectively.

At June 30, 2015, three customers accounted for approximately $675,000 of accounts receivable, or 73% of accounts receivable outstanding as of that date. At June 30, 2014, three customers accounted for approximately $341,000 of accounts receivable, or 63% of accounts receivable outstanding as of that date.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We rely on a single contract manufacturer to provide manufacturing services for our QS-H150 handheld explosives detection product.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2015, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

Stock-Based Compensation

For the fiscal years ended June 30, 2015, 2014 and 2013, we recorded stock-based compensation expense for options that vested of approximately $2,680,000, $2,649,000 and $13,908,000, respectively, as follows:

	Years Ended June 30,
(In thousands)	2015	2014	2013
Cost of revenues	$202	$131	$795
Research and development	456	387	1,013
Selling, general and administrative	2,022	2,131	12,100
Total	$2,680	$2,649	$13,908

As of June 30, 2015, the Company has approximately $1,536,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 1.0 years.

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

The fair value of each option granted during fiscal years 2015, 2014 and 2013 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans
	Years Ended June 30,
	2015	2014	2013
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	68% - 80%	73% - 123%	127% - 145%
Range of risk-free interest rate	1.23% - 1.94%	1.11% - 1.84%	0.34% - 0.93%
Expected life (years)	5.4 years	5.6 years	5.8 years
Forfeiture rate	9.3%	6.6%	6.3%

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At June 30, 2015 and 2014, there were no unbilled accounts receivable. Generally, there are no prerequisites necessary to invoice.

We grant credit to domestic and foreign customers and perform ongoing credit evaluations of our customers’ financial condition.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon specific customer collection issues.

Research and Development Costs

All costs of research and development activities are expensed as incurred. We spent approximately $5,014,000, $4,787,000 and $4,754,000 on internally funded research and development in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expense.  Advertising costs were immaterial for the years ended June 30, 2015, 2014 and 2013.

Shipping and Handling

We account for shipping and handling cost within our cost of revenues.

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of June 30, 2015, 2014 and 2013, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended June 30,
(In thousands, except share and per share amounts)	2015	2014	2013
Basic loss per share:
Numerator:
Net loss	$(21,543)	$(21,010)	$(27,354)
Denominator:
Weighted average shares	70,770,705	60,753,054	49,124,942
Basic loss per share	$(0.30)	$(0.35)	$(0.56)

Diluted loss per share:
Numerator:
Net loss	$(21,543)	$(21,010)	$(27,354)

Denominator:
Weighted average shares	70,770,705	60,753,054	49,124,942
Effect of dilutive securities:
Stock options	-	-	-
Warrants	-	-	-
Convertible debt	-	-	-
Convertible preferred stock	-	-	-
	-	-	-
Weighted average shares and equivalents	70,770,705	60,753,054	49,124,942
Diluted loss per share	$(0.30)	$(0.35)	$(0.56)

Common stock equivalents excluded from the earnings per share calculation, because their effect would be antidilutive, for the years ended June 30, 2015, 2014 and 2013 were as follows:

	For the Years Ended June 30,
	2015	2014	2013
Common stock equivalents excluded:
Stock options	1,321,215	1,690,757	2,582,322
Warrants	345,529	293,213	742,248
Convertible debt	39,800,000	39,800,000	52,981,368
Convertible preferred stock	-	407,500	9,140,500
	41,466,744	42,191,470	65,446,438

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 was issued to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. The core principle of this updated   guidance is that an entity should measure inventory at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 apply to inventory that is measured using the first-in, first-out or average cost methods. ASU 2015-11 amends some of the guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory, but the clarifications are not intended to result in any changes in practice other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost or net realizable value for inventory.  There are no other substantive changes to the guidance on the measurement of inventory. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which is effective for our fiscal year beginning July 1, 2017, the first day of our 2018 fiscal year. We are currently evaluation the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

3.

Restricted Cash and Investments – Current and Long-Term

As of both June 30, 2015 and 2014, we had restricted cash and investments, with maturities of less than one year, of $367,000 and $312,000, respectively, and as of June 30, 2014 we had restricted investments with maturities of more than one year, of $312,000.  Restricted cash and investments consisted of the following:

	June 30,
(In thousands)	2015	2014
Current assets
Certificates of deposit	$312	$312
Cash maintained to secure corporate credit card	55	-
	$367	$312
Long-term assets
Certificates of deposit	$-	$312
	$-	$312

The restricted investments of $312,000 held in certificates of deposit collateralize our performance under an irrevocable letter of credit issued in April 2010, aggregating to $297,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $15,000. The letter of credit provides warranty performance security equal to 5% of the contract amount under the terms of the contract with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to May 4, 2015, respectively. On May 1, 2015, we obtained the release of the performance security bond, which expired on November 4, 2014, from the India Ministry of Defence and received the collateralized deposit of $312,000.

In May 2015, we entered into a corporate credit card agreement with our primary bank, pursuant to which the bank reserves $55,000 of our available cash held in our operating account maintained with the bank to collateralize 105% of the credit limit that is available under the credit card agreement.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves for excess and slow-moving inventories, consist of the following:

	June 30,
(In thousands)	2015	2014
Raw materials	$3,283	$1,897
Work in progress	1,455	616
Finished goods	525	355
Total inventories	$5,244	$2,868

As of June 30, 2015 and 2014, our reserves for excess and slow-moving inventories were $218,000 and $213,000, respectively.

5.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,
(In thousands)	2015	2014
Inventory deposits	$677	$-
Insurance	87	61
Bank fees	14	18
Other prepaid expenses	168	236
	$946	$315

6.

Property, Plant and Equipment, net

Property and equipment consist of the following:

	June 30,
(In thousands)	2015	2014
Machinery and equipment	$875	$484
Computers and software	415	413
Furniture and fixtures	83	69
Leasehold improvements	159	151
Equipment under capital lease	157	157
	1,689	1,274
Less: accumulated depreciation and amortization	809	655
	$880	$619

Depreciation expense for the fiscal years ended June 30, 2015, 2014 and 2013 was approximately $171,000, $154,000 and $84,000, respectively. During the fiscal year ended June 30, 2013, we recognized a gain of $9,000 on the disposition of property, plant and equipment with a cost of approximately $161,000 and no net book value. During the fiscal year ended June 30, 2014, we recognized a $56,000 loss on the disposition of property, plant and equipment with a cost of approximately $135,000 and a net book value of $57,000. During the fiscal year ended June 30, 2015, we recognized a loss of $1,000 on the disposition of property, plant and equipment with a cost of approximately $18,000 and a net book value of $1,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

Accrued Expenses – Current and Long-Term

Accrued expenses consist of the following:

	June 30,
(In thousands)	2015	2014

Accrued interest	$13,264	$9,149
Accrued compensation and benefits	1,774	862
Accrued warranty costs	556	547
Accrued legal and accounting	257	187
Accrued taxes	74	106
Other accrued liabilities	1,155	243
	$17,080	$11,094

Long-term liabilities
Accrued termination benefits	$48	$-
	$48	$-

On April 6, 2015, we entered into a letter agreement (“Letter Agreement”) with Luveti d.o.o. (“Luveti”) pursuant to which we received notification of termination of  the prior letter agreement we entered into with Luveti on  July 31, 2014 (“Prior Letter Agreement”) to provide customized explosive trace detectors to Luveti for distribution under an agreement for the procurement of explosives and narcotics detectors (“Procurement Agreement’) between Luveti and the Republic of Croatia, Ministry of the Interior, dated August 20, 2014.  Pursuant to such termination, we agreed to pay the sum of $1,315,000 (“Settlement Amount”) to Luveti, representing a refund of Luveti’s advance payment deposit of $1,212,000 that was received by us on September 4, 2014 and $103,000 of interest and other charges Luveti incurred as a result of the cancellation of their agreement with the Republic of Croatia, Ministry of the Interior.  The Settlement Amount will be paid in six monthly payments of $219,000 which commenced on April 8, 2015 and continuing thereafter on a monthly basis up to and including September 5, 2015. As of June 30, 2015, we had paid three installments to Luveti, aggregating to $657,000 and our obligation to Luveti as of that date was $658,000. The Settlement Amount is included in current liabilities on our consolidated balance sheets at June 30, 2015.

In addition, on February 26, 2015, we paid Luveti the sum of $171,000, representing penalties owed by Luveti to the Republic of Croatia, Ministry of the Interior.

During the year ended June 30, 2015, we recorded charges of $274,000 in our consolidated statement of operations and comprehensive loss, to record the additional charges pursuant to the Letter Agreement with Luveti and to reimburse Luveti for penalties owed to the Republic of Croatia, Ministry of the Interior.

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

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Years Ended June 30,
	2015	2014	2013
Expected federal tax rate	-34.0%	-34.0%	-34.0%
State income taxes, net of federal tax benefit	-3.9%	-2.8%	-3.7%
Non-deductible expenses	2.8%	3.0%	2.5%
Credits and other, net	-0.8%	-0.9%	-0.6%
Changes in valuation allowance	35.9%	34.7%	35.8%
Effective tax rate	0.0%	0.0%	0.0%

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of our deferred tax assets and deferred tax liabilities as of June 30, 2015 and 2014 consists of the following:

	June 30,
(In thousands)	2015	2014
Deferred tax assets:
Net operating loss and tax credit carryforwards	$42,715	$35,966
Accrued expenses deductible when paid	1,197	705
Stock-based compensation	5,931	5,472
Financial statement over tax depreciation	-	6
Deferred tax assets	49,843	42,149

Deferred tax liabilities
Tax over financial statement depreciation	48	33
Deferred tax liabilities	48	33
Net deferred tax assets	49,795	42,116
Valuation allowance	(49,795)	(42,116)
Net deferred tax assets	$-	$-

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.  Included in the valuation allowance is approximately $800,000 related to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction in income tax.

The following table summarizes the changes in our deferred tax valuation allowance for the years ended June 30, 2015 and 2014:

		Deferred Tax Valuation Allowance
(In thousands)	Balance at Beginning of Year	Current Year Additions	Expired Loss Carryforwards	Balance at End of Year
2015	$42,116	$7,763	$(84)	$49,795
2014	34,834	7,762	(480)	42,116

As of June 30, 2015, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$107,818	$1,455	2022 to 2035
State	$74,879	$983	2016 to 2035

We have recorded a full valuation allowance against our net deferred tax assets of $49,795,000 as of June 30, 2015, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  We adopted the accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on April 1, 2007. As of June 30, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2012 through 2015 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the years ended June 30, 2015, 2014  and 2013, we provided for no taxes in our consolidated statement of operations as we have significant net loss carryforwards.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

9.

Commitments and Contingencies

Capital and Operating Leases

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We leased research and office space in San Diego, California and leased 300 square feet of office space in Shanghai, China.   On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  Our Shanghai office closing will be completed in the second quarter of fiscal 2016 and we have exited from our lease in San Diego, CA (See Note 12). Total rent expense, including assessments for maintenance and real estate taxes for the years ended June 30, 2015, 2014 and 2013, was $910,000, $919,000 and $395,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments required under capital and operating leases with non-cancelable terms in excess of one year at June 30, 2015, together with the present value of net minimum lease payments, are as follows:

(In thousands)	Capital Lease Payments	Operating Lease Payments
Years ending June 30:
2016	$51	$562
2017	16	583
2018	7	613
2019	1	642
2020 and thereafter	-	656
	75	$3,056
Less: Amounts representing interest	(10)
Present value of future minimum lease payments	65
Less: Current portion	(45)
Long-term obligation under capital leases	$20

License Agreements

We are obligated under one license agreement, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and narcotic applications, which we intend to incorporate into future security product offerings for certain minimum guaranteed annual payments.

For the years ended June 30, 2015, 2014 and 2013, payments under a license agreement amounted to $0, $150,000 and $125,000, respectively. The license agreement expires on September 30, 2016 and as of June 30, 2015, we have no obligation under this license agreement for future minimum guaranteed payments.

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

During the fiscal years ended June 30, 2015, 2014 and 2013, international sales represented approximately 85%, 76% and 88%, respectively, of our revenue. For the fiscal year ended June 30, 2015, a customer from the Netherlands and a customer from Norway represented approximately 18% and 16% of our revenue, respectively. During the fiscal year ended June 30, 2014, a customer from Japan and a Taiwanese customer represented 18% and 11%, respectively, of our revenue. For the fiscal year ended June 30, 2013, a customer from India and a customer from France represented approximately 48% and 10% of our revenue, respectively.

11.

Related Party Transactions

Robert Liscouski, a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital.  During the years ended June 30, 2015, 2014 and 2013, this advisory firm was paid $0, $0 and $66,000, respectively. We terminated our relationship with Secure Strategy Group on March 31, 2013. On March 5, 2014, we executed a settlement agreement and release with Secure Strategy Group and recognized a non-cash benefit of $118,000 in our consolidated statement of operations and comprehensive income and, as of June 30, 2015, our obligation to Secure Strategy Group was $0.

In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the years ended June 30, 2015, 2014 and 2013, Mr. Liscouski was paid $105,000, $180,000 and $180,000, respectively. As of June 30, 2015, we had no obligation to Mr. Liscouski.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Liscouski also serves as a senior partner at Edge360, a leading security technology and situational awareness solutions provider to the homeland security marketplace that has been retained by us.  During the fiscal years ended June 30, 2015, 2014 and 2013, this advisory firm was paid $0, $4,000 and $27,000, respectively.  On August 31, 2013, we terminated our relationship with Edge360 and, as of June 30, 2015, we had no obligation to Edge360.

On August 15, 2014, August 29, 2014, September 18, 2014 and October 2, 2014, Roger Deschenes, our Chief Financial Officer, advanced $100,000, $125,000, $125,000 and $100,000, respectively, for general working capital purposes, of which $450,000 of principal and $12,000 of interest has been repaid to Mr. Deschenes during the year ended June 30, 2015. The advances were payable on demand and bore interest at 15%. As of June 30, 2015 our obligation to Mr. Deschenes was $0.

12.

Restructuring Charge

On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  For year ended June 30, 2015, we recorded a charge of $150,000 in our consolidated statement of operations and comprehensive income for expenses expected to be incurred to relocate the San Diego, CA advanced technology office, costs related to closing our Shanghai office and converting our sales model in Southeast Asia from direct selling to in-country distribution. Details of the restructuring charge are as follows:

	For the Year Ended June 30, 2015
(In thousands)	Severance	Lease Commitments	Relocation	Other	Total
Cost of Revenues	$9	$-	$-	$-	$9
Research & Development	38	59	10	3	110
Selling, General and Administrative	-	16	15	-	31
Total	$47	$75	$25	$3	$150

The following table presents the activity in our restructuring reserve for the year ended June 30, 2015, which is included in current liabilities on our consolidated balance sheet at that date;

For the Year Ended
(In thousands)	June 30, 2015
Beginning balance	$-
Initial restructuring charge	150
Payments	(52)
Restructuring charge adjustments	(72)
Ending Balance, June 30	$26

13.

Long-Term Debt and Credit Arrangements

Term Debt and Revolving Credit Facility with DMRJ Group, LLC and Term Debt with Montsant Partners, LLC

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2015, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

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

On May 4, 2015, we entered into an assignment agreement with DMRJ and Montsant Partners, LLC, wherein DMRJ assigned its rights, title and interest in the senior secured promissory note dated December 10, 2008 and appointed DMRJ as its collateral agent under the promissory note agreement. The note matures on March 31, 2016. DMRJ and Montsant Partners, LLC are funds managed by Platinum Partners Value Arbitrage Fund LP.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,662,000, respectively. Further, as of June 30, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $11,350,000 and is included in current liabilities in the consolidated financial statements.

As of September 15, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of September 15, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,692,000.

The note purchase agreement with Montsant contains restrictions and financial covenants including: (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, against the sale, assignment, transfer or lease of our assets, other than in the inventory ordinary course of business ; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that  we maintain a minimum cash balance of at least $500,000; that the weighted average age of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00. Montsant waived our compliance with certain financial covenants in our promissory notes through the maturity date, consistent with the financial covenants which have been waived in each of our promissory notes and all related credit agreements with DMRJ.

Further, upon the occurrence of an event of default under certain provisions of our agreement with Montsant, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

As of June 30, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of June 30, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,860,000 and is included in current liabilities in the consolidated financial statements.

As of September 15, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of September 15, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,963,000.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of June 30, 2015, our obligation under such notes for accrued interest amounted to approximately $54,000 and is included in current liabilities in the consolidated financial statements.

As of September 15, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 15, 2015, our obligation under such notes for accrued interest amounted to approximately $738,000.

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
13,300,000

On July 1, 2015, at the 2015 Annual Meeting of Stockholders, the September 2012 amendment was approved by our stockholders.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the Separation Agreement (see Note 16): (i) Mr. Bolduc agreed to consent to a modification of the Company’s Change in Control Payment Plan (“CIC Plan”), currently being considered by the Board of Directors, under which, in the event the Company is sold, Mr. Bolduc’s share in the CIC Plan will be reduced to 4% of the net sales price of the Company, as defined in an amended CIC Plan, and under which the aggregate share of all other participants in the CIC Plan will be 8.5% of the net sales price. The Company amended Mr. Bolduc’s existing stock options permitting Mr. Bolduc to exercise those options.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Resignation for Good Reason is defined as the voluntary resignation of a Participant’s employment with the Company or any affiliate for any of the following reasons: (a) a “material diminution” (as such term is used in Section 409A of the Code) of the duties assigned to Participant; or (b) a material reduction in the Participant’s base salary or other benefits (other than a reduction or change in benefits generally applicable to all executive employees of the Company and its affiliates); or (c) relocation by the Company or any affiliate of any Participant who is an employee of the Company to an office more than 50 miles outside the Participant’s current workplace. However, resignation by a Participant shall be not deemed to be a Resignation for Good Reason unless (i) the Participant reports the event or condition to the Board, in writing, within 45 days of such event or condition occurring and (ii) within 30 days after the Participant provides such written notice, the Company or the appropriate affiliate

The Change in Control Payments will be payable to Participants, or their respective beneficiaries, in cash, no later than 30 days after the Net Proceeds are received by the Company.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

______________________________________

*Applicable percentage received by a Participant in the event of Participant’s termination without Cause or Resignation for Good Reason after the Effective Date but on or before June 30, 2015.

**Applicable percentage received by a Participant in the event of Participant’s termination without Cause or Resignation for Good Reason after June 30, 2015 but on or before December 31, 2015.

On July 2, 2014, our Board of Directors adopted the 2014 Stock Option Plan (the “2014 Plan”). The 2014 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 15,000,000 shares were originally reserved for issuance under the 2014 Plan. The 2014 Plan was approved by our stockholders on July 1, 2015 at the 2015 Annual Meeting of Stockholders.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each of these options has an exercise price of $1.10 per share and vest one-third upon the last to occur of (i) addition of the Company’s QS-B220 Product to the Transportation Security Administration (“TSA”) Qualified Product List for passenger checkpoint screening, (ii) the execution of an indefinite delivery/indefinite quantity contract with the TSA, and (iii) receipt of orders under that contract. The remaining options will vest in two equal installments on the first and second anniversary of the initial vesting date. We achieved the three criteria established for the July 2, 2014 option grant and, as such, the initial one-third vested on March 3, 2015.

As of June 30, 2015, there were options outstanding to purchase 21,513,485 shares of our common stock at exercise prices ranging from $0.08 to $3.89.

We issued 741,499, 407,066 and 1,421,183 shares of common stock during the years ended June 30, 2015, 2014 and 2013, respectively, as a result of the exercise of options by employees and consultants.

The following table presents the activity of the 2000, 2004 and 2014 Stock Option Plans for the year ended June 30, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of July 1, 2014	18,420,316	$1.22	7.1	$-
Issued	4,342,500	1.09
Exercised	(741,499)	0.38
Cancelled	(507,832)	1.41
Options outstanding as of June 30, 2015	21,513,485	$1.22	6.7	$-
Options exercisable as of June 30, 2015	17,810,983	$1.25	6.6	$-
Options vested or expected to vest as of June 30, 2015	21,067,985	$1.22	6.6	$-

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity of the 2000 and 2004 Stock Option Plans for the year ended June 30, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of July 1, 2013	17,905,001	$1.22	7.9	$-
Issued	2,164,654	0.99
Exercised	(407,066)	0.14
Cancelled	(1,242,273)	1.06
Options outstanding as of June 30, 2014	18,420,316	$1.22	7.1	$-
Options exercisable as of June 30, 2014	15,385,445	$1.25	7.2	$-
Options vested or expected to vest as of June 30, 2014	18,048,715	$1.23	7.1	$-

The following table presents the activity of the 2000 and 2004 Stock Option Plans for the year ended June 30, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of July 1, 2012	4,986,000	$0.43	5.0	$4,861
Issued	14,565,000	1.38
Exercised	(1,421,183)	0.16
Cancelled	(224,816)	0.98
Options outstanding as of June 30, 2013	17,905,001	$1.22	7.8	$-
Options exercisable as of June 30, 2013	9,924,140	$1.17	7.9	$-
Options vested or expected to vest as of June 30, 2013	17,181,792	$1.22	7.9	$-

The weighted average grant date fair value of options granted for the years ended June 30, 2015, 2014 and 2013 were $0.70, $0.72 and $1.22, respectively.  See Note 2 for further discussion on the methods and assumptions used in determining the fair value of our options.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding outstanding options at June 30, 2015:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$0.08 - $0.49	1,109,984	2.8	$0.26	1,109,984	$0.26
$0.52 - $1.00	2,279,168	4.5	$0.82	1,747,500	$0.82
$1.15 - $2.30	18,114,333	7.1	$1.33	14,943,499	$1.37
$3.07 - $3.89	10,000	0.5	$3.89	10,000	$3.89
	21,513,485	6.7	$1.22	17,810,983	$1.25

As of June 30, 2015 there was $1,536,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This expense is expected to be recognized as follows:

Years Ending June 30: (In thousands)
2016	$1,097
2018	428
2018	11
$1,536

As of June 30, 2015, the unrecognized compensation expense related to stock option awards is expected to be recognized as expense over a weighted-average period of 1.0 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2015 of $0.80 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2015.  Total intrinsic value of stock options exercised under the stock option plans for the years ended June 30, 2015, 2014 and 2013 was $518,000, $240,000 and $1,557,000, respectively.  The total fair value of stock options that vested during the years ended June 30, 2015 and 2014 was $2,896,000 and $460,000, respectively.

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

In June 2015, we issued 550,000 shares of common stock having a value of $412,000 to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issued shares were valued at the closing stock price of $0.75 per share at May 6, 2013. The advisory and services agreements provide for the issuance of an additional 1,650,000 shares in equal monthly installments of 110,000 shares commencing in September 2015.

As of June 30, 2015, there were warrants outstanding to purchase 3,155,000, shares of our common stock at exercise prices ranging from $0.54 to $1.22 expiring at various dates between May 25, 2016 and April 1, 2021.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimated the fair value of the warrants issued during fiscal 2015, 2014 and 2013 using the Black-Scholes option pricing model with the following input assumptions:

	Years Ended June 30,
	2015	2014	2013
Dividend yield	0.0%	0.0%	0.0%
Weighted-average volatility	80.0%	124.2%	80.9%
Weighted-average risk-free interest rate	1.70%	1.52%	0.79%
Weighted-average life of warrants	5.0 years	4.7 years	4.8 years

We issued one warrant in fiscal 2015, one warrant in fiscal 2014 and eight warrants in fiscal 2013. For the years ended June 30, 2015, 2014 and 2013, we recorded non-cash charges for warrants that vested of $289,000, $1,270,000 and $696,000, respectively, in our consolidated statements of operations.

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2015:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Intrinsic Value per Share
$0.54 - $0.54	200,000	$0.54	$0.26
$0.79 - $1.00	1,105,000	$0.81	$(0.01)
$1.10 - $1.22	1,850,000	$1.12	$(0.32)
	3,155,000	$0.97	$(0.17)

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2014:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Intrinsic Value per Share
$0.54 - $0.54	200,000	$0.54	$0.50
$0.79 - $1.00	1,125,000	$0.81	$0.23
$1.10 - $1.22	2,243,860	$1.11	$(0.07)
	3,568,860	$0.98	$0.06

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the warrant activity for the years ended June 30, 2015, 2014 and 2013:

	Shares	Weighted-Average Exercise Price
Warrants outstanding as of July 1, 2014	3,568,860	$0.93
Issued	200,000	1.20
Exercised	(180,495)	1.07
Expired	(433,365)	1.11
Warrants outstanding as of June 30, 2015	3,155,000	$0.97
Warrants exercisable as of June 30, 2015	2,905,000	$0.96
Weighted-average fair value of warrants granted during the year		$0.77

Warrants outstanding as of July 1, 2013	3,780,352	$0.99
Issued	25,000	0.79
Exercised	(36,492)	0.30
Expired	(200,000)	1.20
Warrants outstanding as of June 30, 2014	3,568,860	$0.93
Warrants exercisable as of June 30, 2014	3,093,859	$0.96
Weighted-average fair value of warrants granted during the year		$0.66

Warrants outstanding as of July 1, 2012	3,555,352	$0.59
Issued	2,400,000	1.12
Exercised	(1,104,204)	0.08
Expired	(1,070,796)	0.92
Warrants outstanding as of June 30, 2013	3,780,352	$0.99
Warrants exercisable as of June 30, 2013	1,958,688	$0.88
Weighted-average fair value of warrants granted during the year		$0.71

Employee Stock Purchase Plan

In December 2006, we adopted the 2006 Employee Stock Purchase Plan. This plan provides a method whereby our employees have an opportunity to acquire an ownership interest in the company through the purchase of shares of our common stock through payroll deductions. After 12 months of employment, an employee is eligible to participate and can defer up to 10% of their wages into this plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the first day of the plan period or the last day of the plan period. The plan periods are January 1 to June 30 and July 1 to December 31. Fractional shares are not issued. Participants may withdraw at any time by giving written notice to us and will be credited the amounts of deferrals in their account. The maximum number of shares eligible to be issued under the 2006 Plan is 500,000. As of June 30, 2015 and 2014, a total of 380,543 shares are available for issuance under the 2006 Plan.

We issued no shares of common stock during the years ended June 30, 2015 and 2014, under the employee stock purchase plan.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.

Benefit Plans and Employment Agreements of Executive Officers

We have a defined contribution plan, the Implant Sciences Corporation 401(k) Profit Sharing Plan, established under Section 401(k) of the Internal Revenue Code. All full-time employees who are 21 years of age are eligible to participate on the beginning of the first month after 30 days of employment. The company’s contributions are discretionary. We made no matching contributions during either of fiscal 2015, 2014 or 2013.

In March 2012, we entered into a three-year employment agreement with Dr. William J. McGann, our Chief Operating Officer, pursuant to which Dr. McGann receives a base salary of $250,000 per year, commencing on April 2, 2012. After the third year, the agreement will automatically continue unless notice of termination is given by either party.

On January 16, 2015, the Board of Directors appointed Dr. McGann as our President and Chief Executive Officer and amended and restated the employment agreement with Dr. McGann. The new agreement will remain in effect until the first to occur of the following events: 1) the voluntary termination of Dr. McGann; 2) Dr. McGann resigns for Good Reason, as defined in the restated and amended agreement; 3) we terminate Dr. McGann’s employment for Cause, as defined in the restated and amended agreement; 4) the death or disability of Dr. McGann; or 5) the Board of Directors elects a new President of CEO, in which case Dr. McGann would continue his employment as our Chief Operating Officer.

The amended and restated employment agreement establishes Dr. McGann’s base salary at the rate of $270,000 per year, which amount is equal to Dr. McGann’s annualized base salary immediately prior to the agreement. Dr. McGann’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

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

The agreement provides for Dr. McGann to be eligible to receive incentive compensation in an amount up to $135,000, for each of the fiscal years ended June 30, 2015 and June 30, 2014 upon the achievement of certain performance milestones established by the Board of Directors. We did achieve these milestones and a bonus in the amount of $67,500 was payable to Dr. McGann for the fiscal year ended June 30, 2015. We did not achieve these milestones and no bonus was payable to Dr. McGann for the fiscal year ended June 30, 2014. In August 2013, however, the Board agreed to pay Dr. McGann a bonus of $41,250 with respect to the fiscal year ended June 30, 2013 if the company achieved the Bonus Milestones described above. We did not achieve these milestones and no bonus was payable to Dr. McGann for the fiscal year ended June 30, 2013. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. McGann within 60 days after commencement of each such fiscal year.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreement provides for Dr. Jones to be eligible to receive incentive compensation in an amount of up to $122,500 for each of the fiscal year ended June 30, 2015 and June 30, 2014 upon the achievement of certain performance milestones to be established by the Board of Directors. We did achieve these milestones and a bonus in the amount of $61,250 was payable to Dr. Jones for the fiscal year ended June 30, 2015. We did not achieve these milestones and no bonus was payable to Dr. Jones for the fiscal year ended June 30, 2014.  In August 2013, however, the Board agreed to pay Dr. Jones a bonus of $29,375 with respect to the fiscal year ended June 30, 2013 if the company achieved the Bonus Milestones described above. We did not achieve these milestones and no bonus was payable to Dr. Jones for the fiscal year ended June 30, 2013. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. Jones within 60 days after commencement of each such fiscal year.

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

On March 13, 2015, we entered into an employment agreement with Ms. Brenda Baron, our Vice President of Manufacturing, pursuant to which Ms. Baron will receive a base annual salary of $180,000 per year, commencing on March 13, 2015.  The employment agreement does not contain a specified term of employment. We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of six months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Ms. Baron employment is terminated by us without “cause” or Ms. Baron resigns for “good reason” (as those terms are defined in the agreement).  Ms. Baron’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Ms. Baron to be eligible to receive incentive compensation in an amount equal to 50% of her annual base salary.  Ms. Baron was eligible to receive incentive compensation of $90,000 for the fiscal year ended June 30, 2015 upon the achievement of certain performance milestones to be established by the Board of Directors. We did achieve these milestones and a bonus in the amount of $45,000 was payable to Ms. Baron for the fiscal year ended June 30, 2015. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Ms. Baron within 60 days after commencement of each such fiscal year.

On March 13, 2015, we entered into an employment agreement with Mr. Todd Silvestri, our Vice President of Advanced Technology and Product Development, pursuant to which Mr. Silvestri will receive a base annual salary of $200,000 per year, commencing on March 13, 2015. The employment agreement does not contain a specified term of employment. We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of six months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Mr. Silvestri employment is terminated by us without “cause” or Mr. Silvestri resigns for “good reason” (as those terms are defined in the agreement).  Mr. Silvestri’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Mr. Silvestri to be eligible to receive incentive compensation in an amount equal to 50% of his annual base salary.  Mr. Silvestri was eligible to receive incentive compensation of $100,000 for the fiscal year ended June 30, 2015 upon the achievement of certain performance milestones to be established by the Board of Directors. We did achieve these milestones and a bonus in the amount of $100,000 was payable to Mr. Silvestri for the fiscal year ended June 30, 2015. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Mr. Silvestri within 60 days after commencement of each such fiscal year.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 16, 2015, we entered into an employment agreement with Mr. Roger Deschenes, our Chief Financial Officer, pursuant to which Mr. Deschenes will receive a base annual salary of $246,000 per year, commencing on September 16, 2015. The employment agreement does not contain a specified term of employment. We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of six months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Mr. Deschenes employment is terminated by us without “cause” or Mr. Deschenes resigns for “good reason” (as those terms are defined in the agreement).  Mr. Deschenes’ base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Mr. Deschenes to be eligible to receive incentive compensation in an amount equal to 50% of his annual base salary.  Mr. Deschenes was eligible to receive incentive compensation of $117,000 for the fiscal year ended June 30, 2015 upon the achievement of certain performance milestones to be established by the Board of Directors. We did achieve these milestones and a bonus in the amount of $57,500 was payable to Mr. Deschenes for the fiscal year ended June 30, 2015. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Mr. Deschenes within 60 days after commencement of each such fiscal year.

16.

Separation Agreement

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

On June 25, 2013, we amended and restated our employment agreement with Mr. Bolduc. The amended agreement contemplated that it would remain in effect through June 30, 2016, after which, the agreement would automatically renew for additional one-year periods unless notice of non-renewal was given by either party. The agreement establishes Mr. Bolduc’s base salary at the rate of $400,000 per year. Mr. Bolduc’s base salary was subject to annual review, and any increases would be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement also provided that Mr. Bolduc was eligible to receive cash bonuses of up to 50% of his annualized base salary for the fiscal years ended June 30, 2013, June 30, 2014 and for subsequent fiscal years. The amount of the bonus payable with respect to any fiscal year, if any, was determined by the Board, in its sole discretion, provided that no bonus would be payable unless we achieved certain revenue and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets established by the Board for the respective fiscal year.  We did not achieve these targets and no bonus was payable to Mr. Bolduc for the fiscal year ended June 30, 2014. In August 2013, the Board awarded Mr. Bolduc a bonus of $50,000 with respect to the fiscal year ended June 30, 2013, which payment of was contingent on the Company receipt of certain governmental approvals for its QS-B220 desktop explosives and narcotics detector by December 31, 2013 and the execution of a procurement contract with a specific agency of the United States government on or before February 1, 2014 (the “Bonus Milestones”). We did not achieve these milestones and no bonus was paid to Mr. Bolduc for the fiscal year ended June 30, 2013. During the year ended June 30, 2013, Mr. Bolduc was paid bonuses of $136,250 and $162,500, representing bonuses earned in our fiscal years ended June 30, 2009 and June 30, 2012, respectively.

Mr. Bolduc was eligible to receive such additional compensation as the Board may, in its sole discretion, have awarded from time to time. In addition, Mr. Bolduc received a car allowance and was eligible to participate in our employee fringe benefit programs or programs readily available to employees of comparable status and position.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the agreement, the Company could have terminated the agreement at any time without cause, on 30 days’ prior written notice. The agreement provides, however, for the payment of 18 months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits for 12 months, as separation payments in the event that Mr. Bolduc’s employment was terminated by us without “cause” or if Mr. Bolduc resigned for “good reason” (as those terms were defined in the agreement). The agreement also provided that, if Mr. Bolduc resigned for “good reason,” all stock options and shares of restricted stock then held by Mr. Bolduc would become fully vested and exercisable as of the date of such resignation.

In the event that, within 12 months after a “change of control” (as that term was defined in the Company’s Change of Control Plan, as adopted by the Board on September 7, 2012), Mr. Bolduc’s employment was terminated without cause, or Mr. Bolduc resigned for good reason, the agreement provided (i) for the payment of 36 months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, and (ii) that all stock options and shares of restricted stock then held by Mr. Bolduc would become fully vested and exercisable as of the date of such termination or resignation.

The Company was not required to continue to pay any amounts to Mr. Bolduc or to continue to provide certain benefits following termination of the agreement unless Mr. Bolduc executed a general release in favor of us substantially in the form annexed to the agreement and the period during which Mr. Bolduc revoked the release had expired without any such revocation.

The agreement included certain restrictions against competition and solicitation of our employees and customers for a period of one year after Mr. Bolduc’s resignation or termination.

The Agreement includes certain restrictions against competition and solicitation of our employees and customers for a period of one year after Mr. Bolduc’s resignation or termination.

On January 16, 2015, Glenn D. Bolduc, resigned his positions as Chief Executive Officer and President of the Company), as well as his seat on the Company’s Board of Directors and his position as Chairman of the Board. In connection with and prior to Mr. Bolduc’s resignations, Mr. Bolduc entered into a Separation Agreement and Release (the “Separation Agreement”) with the Company.  The Separation Agreement provides that Mr. Bolduc’s resignation will be deemed an involuntary termination without cause pursuant to his Amended and Restated Employment Agreement dated as of June 25, 2013.  In this regard, and subject to the terms contained in the Employment Agreement, Mr. Bolduc is entitled to receive: (i) annual base salary for 18 months on a regular payroll basis; (ii) a pro rata portion of any bonus earned in 2015; (iii) continuation of coverage under and contributions to health care, dental and life insurance benefits for a 12 month period; and (iv) transfer of any key man life insurance.  In connection with Mr. Bolduc’s resignation, we recorded a non-recurring charge of $725,000 in our consolidated statements of operations and comprehensive loss for the year ended June 30, 2015.

The agreement provides for Mr. Bolduc to be eligible to receive pro-rate incentive compensation in an amount equal to 25% of his annual base salary.  Mr. Bolduc was eligible to receive incentive compensation of $50,000 for the fiscal year ended June 30, 2015 upon the achievement of certain performance milestones to be established by the Board of Directors. We did achieve these milestones and a bonus in the amount of $50,000 was payable to Mr. Bolduc for the fiscal year ended June 30, 2015.

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Separation Agreement: (i) Mr. Bolduc agreed to consent to a modification of the Company’s Change of Control Payment Plan (“CIC Plan”), currently being considered by the Board of Directors, under which, in the event the Company is sold, Mr. Bolduc’s share in the CIC Plan will be reduced to 4% of the net sales price of the Company, as defined in an amended CIC Plan, and under which the aggregate share of all other participants in the CIC Plan will be 8.5% of the net sales price; (ii) the Company agreed that Mr. Bolduc shall continue to have the use of an apartment in New York City through the end of the current lease, all lease obligations of said apartment, including but not limited to rent payments and utilities, to be paid by the Company; (iii) the Company agreed to pay Mr. Bolduc’s attorney the sum of $40,000 towards legal fees related to the negotiation of the Separation Agreement and related matters; (iv) the Company amended Mr. Bolduc’s existing stock options permitting Mr. Bolduc to exercise those options which are vested as of his separation date through the maturity date of said options and to provide for the ability to exercise the vested options on a cashless basis, all other terms of Mr. Bolduc’s options remained unchanged ; and (v) Mr. Bolduc agreed to release all claims against the Company. We recorded a non-cash charge of $440,000 in our consolidated statements of operations and comprehensive loss in the year ended June 30, 2015 to record additional stock-based compensation expense resulting from the amendments to Mr. Bolduc’s existing vested stock options.

17.

Legal Proceedings

On March 23, 2015, Bernard Miller (“Mr. Miller”), individually and on behalf of all others similarly situated shareholders of the company, filed a complaint against Dr. William J. McGann, Messrs. Glenn D. Bolduc, John H. Hassett, John A. Keating, Robert P. Liscouski, Howard Safir and Michael C. Turmelle and the Company in the Suffolk Superior Court of the Commonwealth of Massachusetts, seeking derivative action as a result of director breaches of fiduciary duty and unjust enrichment.  Amongst other things, the plaintiff requested that the court compel the Company to hold an annual stockholders’ meeting; subject the September 2012 Amendment to the 2004 Plan to a vote at the next annual stockholders’ meeting; rescind the stock option awards granted under the September 2012 Amendment to 2004 Plan in the event that the amendment is not approved by a majority of our stockholders’; impose a trust, in favor of the Company, for any benefits improperly received; and award costs and expenses, including reasonable attorney fees.

On July 1, 2015 we held our 2015 Annual Meeting of Stockholders. Stockholders approved an amendment to the Company’s 2004 Stock Option Plan to increase the aggregate number of shares of the Company’s common stock, par value $0.001 per share available for issuance under the Plan by 16,000,000 shares to 20,000,000 shares and approve the Company’s Amended and Restated 2014 Stock Option Plan.

We believe the case was without merit and that we had substantial defenses against the plaintiff’s claims. We are contesting the matter vigorously; on May 22, 2015, a motion to dismiss the Complaint with prejudice was served on the plaintiff and subsequently filed with the Court. On July 21, 2015, the Court endorsed as an Order of Stipulation the parties entered into. The Stipulation provides, among other things, that the Complaint is dismissed with prejudice and the Motion to Dismiss is moot. The sole matter to be decided is whether the Plaintiff or we will recover their respective attorney’s fees and expenses incurred as a result of this litigation.  We believe that an unfavorable outcome on the case is possible, but not probable and the amount of the loss is estimated at $280,000. If, however, Mr. Miller is ultimately successful, it could have a material adverse effect on our business and financial condition.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.

Subsequent Events

An Annual Meeting of Stockholders of the Company was held on July 1, 2015.  At the meeting, the following proposals were voted upon and approved:

•

   Election of Robert P. Liscouski, William J. McGann, James M. Simon, Jr. and Michael C. Turmelle

to the Board of Directors.

•

   Ratify the selection of the firm of Marcum LLP the Company’s independent registered public accountants for the fiscal year ending June 30, 2015.

•

   Approve an amendment to the Company’s Restated Articles of Organization to increase the number of authorized shares of Common Stock by 50,000,000 shares to 250,000,000 shares.

•

   Approved an amendment to the Company’s 2004 Stock Option Plan (the “Plan”) to increase the aggregate number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) available for issuance under the Plan by 16,000,000 shares to 20,000,000 shares.

•

   Approved the Company’s Amended and Restated 2014 Stock Option Plan (the “Plan”).

•

   Approved named executive officer compensation, as disclosed in the Proxy Statement, on a non-binding advisory basis.

•

   Approved the frequency of holding an advisory vote on executive compensation, on a non-binding advisory basis.

On August 7, 2015, the Board of Directors approved a sign-on bonus to Mr. Liscouski in the amount of $200,000, which bonus will be payable to Mr. Liscouski in our fiscal year ended June 30, 2016.

On September 1, 2015, the Board of Directors of the Company split the roles of Chief Executive Officer and President and appointed Robert Liscouski, formerly the Executive Vice President of the Company, as the Company’s President.  Mr. Liscouski will continue to serve on the Company’s Board of Directors. Dr. Bill McGann will continue to serve as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.

On September 24, 2015, Montsant converted $245,000 of the accrued interest owed by us under a promissory note into 3,062,500 shares of our common stock, at an adjusted conversion price of $0.08 per share

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2015	Implant Sciences Corporation
	By:	/s/ William J. McGann
William J. McGann Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 28, 2015	/s/ William J. McGann
William J. McGann Chief Executive Officer and Director (Principal Executive Officer)
Dated: September 28, 2015	/s/ Michael C. Turmelle Michael C. Turmelle Chairman of the Board and Director
Dated: September 28, 2015	/s/ Robert P. Liscouski Robert P. Liscouski President and Director
Dated: September 28, 2015	/s/ Roger P. Deschenes Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: September 28, 2015	/s/ James M. Simon, Jr.
James M. Simon, Jr. Director