Form 10-K/A
period 2015-06-30
IMPLANT SCIENCES CORP
filed 2015-10-05
CIK 1068874

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

☒  Accelerated Filer

❑  Non-accelerated Filer (do not check if a smaller reporting company)

❑  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes ❑  No ☒

As of September 15, 2015, 75,166,120 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2014, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $75,525,000 based on the last sale price the Over-The-Counter-Bulletin-Board on such date.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, originally filed on September 28, 2015 (the “Original Filing”). This Amendment includes (i) the Interactive Data Files (Exhibit 101) formatted in XBRL (“Extensible Business Reporting Language”) with tagging of the notes to the consolidated financial statements as required by Rule 405 of Regulation S-T; (ii) Exhibits 10.15, 10.16, 10.17, 10.18 and 10.65 which were inadvertently omitted from the Original Filing; (iii) Exhibit 23.1, as amended; and (iv) currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2) pursuant to Rules 12b-15 and 13a-14 under the Exchange Act.

Except as described above, Amendment No.1 includes the exhibits as set forth in Item 15 herein; and no other changes have been made to the Original Filing. This Amendment No.1 continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K/A:

(1)

Not applicable

(2)

Exhibits

Exhibit No.	Ref. No.	Description
10.15	*	Amended and Restated Employment Agreement between Implant Sciences Corporation and William McGann, dated January 16, 2015.
10.16	*	Employment Agreement between Implant Sciences Corporation and Brenda Baron, dated March 13, 2015.
10.17	*	Employment Agreement between Implant Sciences Corporation and Todd Silvestri, dated March 13, 2015.
10.18	*	Employment Agreement between Implant Sciences Corporation and Roger Deschenes, dated September 16, 2015.
10.65	*	Assignment Agreement by and between DMRJ Group LLC, Montsant Partners LLC and Implant Sciences Corporation dated as of May 4, 2015.
23.1	*	Consent of Marcum LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document.
101.SCH	***	XBRL Taxonomy Extension Schema Document.
101.CAL	***	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
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

Dated: October 5, 2015	Implant Sciences Corporation
	By:	/s/ William J. McGann
William J. McGann Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 5, 2015	/s/ William J. McGann
William J. McGann Chief Executive Officer and Director (Principal Executive Officer)
Dated: October 5, 2015	/s/ Michael C. Turmelle Michael C. Turmelle Chairman of the Board and Director

Dated: October 5, 2015	/s/ Roger P. Deschenes Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: October 5, 2015	/s/ James M. Simon, Jr.
James M. Simon, Jr. Director

4