Form 10-K/A
period 2015-06-30
IMPLANT SCIENCES CORP
filed 2015-10-27
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-14949

Implant Sciences Corporation

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	042837126 (I.R.S. Employer Identification No.)
500 Research Drive, Unit 3, Wilmington, MA (Address of principal executive offices)	01887 (Zip Code)

Registrant’s telephone number, including area code: (978) 752-1700

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

☐  Large Accelerated Filer

☒ Accelerated Filer

☐  Non-accelerated Filer (do not check if a smaller reporting company)

 ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of September 30, 2015, 78,338,620 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2014 the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $75,525,000 based on the last sale price the Over-The-Counter-Bulletin-Board on such date.

EXPLANATORY PARAGRAPH

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, originally filed on September 28, 2015 (the “Original Filing”).  We are filing this Amendment to include the stock performance graph required in Part II, Item 5 and information required by Part III  not included in the Original Filing as we will not file our definitive proxy statement within 120 days of our fiscal year ended June 30, 2015.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, Amendment No.2 restates only Part II, Item 5 and Part III of the Original Filing and includes the exhibits as set forth in Item 15 herein; no other changes have been made to the Original Filing.  This Amendment No.2 continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following graph compares the five year cumulative total shareholder return of our common stock based on its market prices, beginning with the start of fiscal year 2011 and each fiscal year thereafter, with (i) the Russell Microcap Index and, (ii) a Peer Group Index comprised of the common stock of American Sciences and Engineering, Inc., FLIR Systems, Inc. and OSI Systems, Inc.  The graph assumes reinvestment of dividends.

	June 30,
Index	2010	2011	2012	2013	2014	2015
Implant Sciences Corporation	$100	$230	$378	$314	$281	$216
Russell Microcap Index	$100	$133	$132	$166	$207	$224
Peer Group	$100	$119	$84	$105	$131	$119

The line graph assumes that $100 was invested in our common stock, the Russell Microcap Index and the Peer Group Index on June 30, 2010. Our stock price performance of or common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

In May 2009, our Board of Directors increased the size of the board from five directors to seven directors.  Our Board of Directors is currently comprised of four directors.

There are no family relationships between any director, named executive officer, or person nominated or chosen to become a director or executive officer.

The directors and named executive officers, their ages and positions as well as certain biographical information of these individuals are set forth below. The ages of the individuals are provided as of September 30, 2015.

Named Officers and Directors	Age	Position
Dr. William J. McGann	57	Chief Executive Officer and Director
Robert P. Liscouski	61	President and Director
Brenda L. Baron	53	Vice President, Supply Chain
Roger P. Deschenes	57	Vice President, Finance and Chief Financial Officer
Dr. Darryl K. Jones	57	Vice President, Sales, Marketing and Technical Services
Todd A. Silvestri	49	Chief Operating Officer and Chief Technology Officer
James M. Simon, Jr.	67	Director
Michael C. Turmelle	56	Director, Chairman of the Board

Background of Executive Officers and Directors

Brenda L. Baron has served as our Vice President, Supply Chain since September 21, 2015, having previously served as Vice President, Manufacturing since February 2009. Ms. Baron joined us in April 2004. Ms. Baron developed the Security Division’s manufacturing operations, as well as manufacturing, test, and documentation control. Prior to joining the Company, Ms. Baron served as Documentation Engineer with the instrumentation division of Milipore Corporation, from 2002 to 2004, and was employed at Ion Track Instruments, an explosive trace detector manufacturer, as Configuration Manager, from 1998 to 2001, where she played a key role in bringing handheld, bench top, and portal trace detectors into production.

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

Robert P. Liscouski, joined us on February 2, 2015 as Executive Vice President, Business Development and was promoted to President on September 1, 2015. He has served on our Board of Directors since May 2009. From July 2009 until November 2013, Mr. Liscouski served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that had been retained by us to assist with our efforts to acquire additional capital. Mr. Liscouski also serves as a senior partner at Edge360, a leading security technology and situational awareness solutions provider to the homeland security marketplace that was been retained by us in fiscal 2013. Mr. Liscouski was the first Assistant Secretary for Infrastructure Protection for the Department of Homeland Security, serving from March 2003 to February 2005. Mr. Liscouski’s private sector experience includes serving as the CEO of Content Analyst, a software company that automates the analysis and categorization of large volumes unstructured text and data, as Director of Information Assurance for The Coca-Cola Company and Vice President, Law Enforcement Division, for ORION Scientific Systems. Mr. Liscouski’s government experience includes 11 years as a Special Agent with the Diplomatic Security Service of the U.S. Department of State with assignments including being the State Department representative to INTERPOL, Mobile Training Team Leader, Beirut and Rome, and five years with the Bergen County, NJ, Prosecutor’s Office as an undercover and homicide investigator. Mr. Liscouski is a Senior Fellow at the Center of Strategic and International Studies in Washington, D.C. and served for 12 years as an advisor to the U.S. government on technology matters. Mr. Liscouski holds a B.S. degree in Criminal Justice from John Jay College of Criminal Justice and a Master of Public Administration degree from the Kennedy School of Government, Harvard University.

Our Board of Directors has concluded that Mr. Liscouski is qualified to serve as a director based on his experience and leadership roles in public safety and security as a senior official with the Department of Homeland Security and based on his experience and leadership roles in the private sector.

Dr. William J. McGann, was appointed to serve as the Chief Executive Officer and President of the Company on January 16, 2015 and currently serves as our Chief Executive Officer, following the September 1, 2015 decision by the Board of Directors to separate the roles of Chief Executive Officer and President. Dr. McGann joined us in April 2012 as Chief Operating Officer. Dr. McGann was also appointed as a director of the Company in 2012. Dr. McGann served as Vice President, Engineering, Global Fire Products, UTC Fire and Security, a business unit of United Technologies Corporation, from March 2010 until his appointment as Chief Operating Officer of the Company. From January 2005 through March 2010, Dr. McGann served as Chief Technology Officer of GE Security. From January 1991 through January 2005, Dr. McGann served as Vice President, Research and Development and was one of the founders of Ion Track Instruments, where he played a key role in creating an industry around explosives trace detection science and technology. Ion Track was sold to General Electric in 2005. Dr. McGann holds a Ph.D. in Physical Chemistry from the University of Connecticut, where his doctoral work was in the area of Magnetic Resonance and Laser Spectroscopy.

Our Board of Directors has concluded that Dr. McGann is qualified to serve as a director based on his experience and leadership as an executive of a public company and his knowledge of the security industry and specific expertise in explosives trace detection.

Todd A. Silvestri was appointed Chief Operating Officer on September 28, 2015, having joined us in September 2008 as Vice President, Advanced Technology and Product Development and is directly responsible for the design and commercialization of the our advanced explosive trace detection solutions and our manufacturing operations. Previously, Mr. Silvestri was Senior Vice President of Century Capital Partners, assisting his clients in defining optimal exiting strategies, securing capital, and expanding into foreign markets. Prior to that, he led new product development for Environmental Systems Products, where he was responsible for expanding the company’s traditional business-to-government services into new frontiers by commercializing products and services for private business clients and consumers. In 2003, Mr. Silvestri founded APAC Global LLC providing consulting in the areas of company establishment, localization/relocation of operations, supply chain management, and organizational design primarily focused with small to medium sized companies expanding to, or within, the Asia Pacific Region. Mr. Silvestri holds an M.B.A. from the Kellogg School of Management at Northwestern University, as well as a B.S. in Chemical Engineering from Clarkson University.

James M. Simon, Jr., was elected to the Board of Directors on July 1, 2015.  Mr. Simon has served as the Chief Executive Officer of Intelligence Enterprises LLC, a privately held management-consulting firm specializing in advising companies and governments around the world on a variety of matters including business development, contract capture, M&A, as well as strategic program initiatives, since January 2003.  Since November 2012, he has also taught cyber security in the Department of Criminal Justice at The University of Alabama.  From January 2010 to September 2012, Mr. Simon served as Microsoft’s Chief Strategist for its worldwide public sector and its executive sponsor for the State of Alabama.  In 2004, he founded Microsoft’s Institute for Advanced Technology in Governments, and for five years, led its efforts to connect Microsoft's world-leading advanced research and development activities with the global public sector.  Mr. Simon served in the US Army from 1969 to 1973 and the US Army Reserve from 1973 to 1997, was a principle negotiator for the Conventional Forces in Europe Treaty from 1990 to 1993, and, following his appointment by President Clinton and confirmation by the Senate, served as Assistant Director of Central Intelligence for Administration from 1998 to 2003.  Mr. Simon has served on a number of corporate boards, the most recent being GeoEye, Inc., a provider of satellite imagery, that was acquired by DigitalGlobe, Inc.  Mr. Simon holds a B.A. degree in Political Science from The University of Alabama and an M.A. in International Relations from the University of Southern California.

Our Board of Directors has concluded that Mr. Simon is qualified to serve as a director based on his past and current leadership and executive roles in national and international security, his extensive service as a director of corporate boards and his extensive experience working with senior government and industry leaders worldwide.

Michael C. Turmelle, was appointed Chairman of the Board of Directors on July 1, 2015, having served on our Board of Directors since December 2005.  Since February 2015, Mr. Turmelle has served as President of Hayward Tyler Inc., a provider of horizontal and vertical pumps. From November 2007 through January 2015, Mr. Turmelle served as the Principle of SFTT Consulting, assisting companies in the renewable energy, medical devices and security markets with financial, strategic, and operational issues.  From 1987 until October 2007, Mr. Turmelle worked for SatCon Technology Corporation, holding several positions including Chief Financial Officer from 1991 until 2000 and Chief Operating Officer from 2000 to 2005.  Mr. Turmelle holds a B.A. degree in Economics from Amherst College and a Financial Management Program certificate from General Electric.

Our Board of Directors has concluded that Mr. Turmelle is qualified to serve as a director based on his past and current leadership and executive roles, financial and operational skills, business judgment and knowledge of corporate governance matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our named executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to the Company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2015, with the exception of Dr. Jones, who filed one such report on July 7, 2014 with respect to the grant of a stock option on July 2, 2014 to purchase 300,000 shares of our Common Stock; Mr. Safir, who filed one such report on July 7, 2014 with respect to the grant of a non-qualified stock option on July 2, 2014 to purchase 300,000 shares of our Common Stock; Mr. Liscouski, who filed one such report on July 10, 2014 with respect to the grant of a non-qualified stock option on July 2, 2014 to purchase 300,000 shares of our Common Stock; Mr. Turmelle, who filed one such report on July 23, 2014 with respect to the grant of a non-qualified stock option on July 2, 2014 to purchase 300,000 shares of our Common Stock; and, Mr. Hassett, who filed one such report on September 5, 2014 with respect to the grant of a non-qualified stock option on July 2, 2014 to purchase 100,000 shares of our Common Stock. Mr. Simon, who was elected to the Board of Directors on July 1, 2015, had not timely filed the required Section 16(a) report.

Board Leadership Structure

The Board determined to separate the roles of Chairman of the Board, President and Chief Executive Officer, which roles were previously held by a former named executive officer. On July 1, 2015, the Board appointed Michael Turmelle, an independent director, to Chairman of the Board and on September 1, 2015, the Board of Directors separated the roles of Chief Executive Officer and President, and promoted Mr. Robert Liscouski to President. Dr. McGann continues to serve as the Chief Executive Officer. The Board determined that the current Board leadership structure is appropriate for Implant Sciences at this time. In reaching its determination, the Board considered a number of factors, including: the effectiveness of the Board’s leadership structure during 2015 and the Company’s operating and financial performance.

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

Board Attendance

The Board of Directors met five times and held seven meetings by telephone conference call during the fiscal year ended June 30, 2015. In addition, on two occasions the Directors adopted certain resolutions by unanimous written consent in lieu of a meeting. Each director attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which he served during fiscal 2015.

The Board of Directors has four standing committees; Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee, and Risk Management Committee.  The Committees of the Board are primarily responsible for considering and overseeing risks within their particular areas of concern.

The membership of each committee during the fiscal year ended June 30, 2015, is indicated in the table below:

Director	Audit	Compensation	Nominating / Corporate Governance	Risk Management
John J. Hassett	X	X	X
John A. Keating		X	X	X
Robert P. Liscouski			X	Chairman
Howard Safir	X		X
Michael C. Turmelle	Chairman	X	X

Messrs. Hassett, Safir and Keating, did not stand for re-election to the Board of Directors at the 2015 Annual Meeting of Stockholders’ that was held on July 1, 2015. Each of these directors had notified the Company that their refusal to stand for re-election was not based on any disagreement with the Company.

The membership of each committee, as of September 30, 2015, is indicated in the table below:

Director	Audit	Compensation	Nominating / Corporate Governance	Strategy
Robert P. Liscouski				X
William J. McGann				X
James M. Simon, Jr.	X	Chairman	Chairman	Chairman
Michael C. Turmelle	Chairman	X	X	X

Board of Directors has determined that Mr. Simon and Mr. Turmelle, who serves as the Chairman of the Audit Committee, are “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

In this context, the Audit Committee has met and held discussions with management and the Company's independent registered public accounting firm. During the fiscal year ended June 30, 2015, the Audit Committee held four meetings by telephone conference call. The Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended (AICPA, Professional Standards, Vol. 1 AU 380), and as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee has discussed with the independent registered public accounting firm the auditor's independence from the Company and management. In addition, the Audit Committee received the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board Ethics and Independence Rule 3526, regarding the independent public accounting firm’s communications with the Audit Committee concerning independence.

During the fiscal year ended June 30, 2015, the Audit Committee held four meetings by telephone conference call. The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

Audit-Related Matters

Report of the Audit Committee

In accordance with its charter, the Audit Committee assists the Board in fulfilling its responsibilities in a number of areas. These responsibilities are described in the Audit Committee’s written charter, which is posted on the Company’s website at www.implantsciences.com.

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

In reliance on the reviews and discussions referred to above, the Audit Committee approved that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015.

Members of the Audit Committee

Michael C. Turmelle (Chairman)

James M. Simon, Jr.

Compensation Committee

Effective as of September 30, 2015, the Compensation Committee consists of Messrs. Simon and Turmelle. Mr. Simon serves as Chairman of the Compensation Committee.  The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans. During the fiscal year ended June 30, 2015, the Compensation Committee did not meet. The responsibilities of the Compensation Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

Risk Oversight; Risk Management Committee

The Board of Directors is responsible for oversight of our risk management process. Mr. Liscouski served as the Chairman, focusing on risk management issues. Our senior management is responsible for risk management on a day-to-day basis, including identifying risks, managing risks, and reporting and communicating risks to the Board of Directors. The Board of Directors, including the Risk Management Committee, reviews various areas of significant risk to the Company, and advises management on policies, strategic initiatives, annual reports on internal controls and other actions. Specific examples of risks primarily overseen by the full Board of Directors include competition risks, industry risks, economic risks, business operations and employee compensation risks and risks related to acquisitions and dispositions. During the fiscal year ended June 30, 2015, the Risk Management Committee did not meet and this Committee was dissolved on July 1, 2015.

Strategy Committee

The Board of Directors is responsible for overall Company’s strategic initiatives. On July 1, 2015, the Board of Directors established the Strategy Committee, which Committee is responsible for identifying and establishing strategic goals and objectives, focusing their efforts on long term initiatives versus day-to-day operations.  Messrs. Liscouski, McGann, Simon and Turmelle serve on the Committee. Mr. Simon serves as Chairman of the Strategy Committee.  The Company’s management is responsible for devising, developing and reporting on the Company’s strategic plan to the Committee.  The Committee is responsible to review management’s plans and make recommendations to the Board of Directors for the following:

•

The development, adoption and modification of Company strategy;

•

The review and assessment of external developments and factors, such as economic changes, competition, technology and threats or conditions that could affect the Company’s strategy and execution;

•

Execution of the Company’s strategy through development and growth initiatives, including but not limited to acquisitions, joint ventures and strategic alliances;

•

Review potential candidates for development and growth initiatives, including but not limited to acquisitions, joint ventures and strategic alliances;

•

The development of plan to implement the Company’s strategy; and,

•

The periodic review of the Company’s progress with respect to the implementation of its strategic initiatives.

Item 11.

Executive Compensation

Information on Executive Compensation

Compensation Discussion and Analysis

Overview

Pursuant to its charter, the responsibilities of the Compensation Committee are (i) to assist the Board of Directors in discharging its responsibilities in respect of compensation of our senior executive officers; (ii) review and analyze the appropriateness and adequacy of our annual, periodic or long-term incentive compensation programs and other benefit plans and administer those compensation programs and benefit plans.

The Compensation Committee is responsible for the review of our compensation and benefit plans to ensure that they meet our objectives, as well as review the Chief Executive Officer’s performance, recommend the annual compensation of the Chief Executive Officer, review the Chief Executive Officer’s recommendations on compensation for our other named executive officers and make recommendations for adopting and changing compensation policies and practices and review and recommend compensation for directors, consultants and advisors. The Compensation Committee reports its recommendations for executive compensation to the full Board of Directors for approval and authorization.

Except for the delegation of authority to the Chief Executive Officer to grant certain de minimus equity compensation awards to our non-executive employees, the Compensation Committee has not delegated any of its responsibilities to any other person.

Objectives of Compensation Program

Our compensation practices are intended to attract, motivate and retain highly competent executives in a competitive marketplace.  The program provides the named executive officers listed in our summary compensation table with a compensation package that is competitive, internally equitable and commensurate with their skills, knowledge, experience and responsibilities.

The executive compensation program primary objective is to align total executive compensation with the achievement of our annual and long-term performance goals.  The annual goals are primarily based on revenues and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the long-term goals are based on our stock price.

Compensation is paid to our named executive officers in both fixed and discretionary amounts which are established by the Board of Directors based on existing contractual agreements and the determinations of the Compensation Committee after recommendations by our Chief Executive Officer (other than with respect to himself).  Executive officer compensation consists of base salary, cash bonuses and long-term incentive compensation in the form of stock options to purchase shares of our common stock. From time to time, we may also pay other expenses on behalf of a named executive officer to include a vehicle allowances, key man life insurance and legal fees.

Use of Consultants and Peer Group Data

We do not engage in specific numerical benchmarking in determining executive compensation.  The Compensation Committee periodically considers available compensation data from available resources, but uses the information as a guideline in exercising its discretion in determining executive officer compensation.

In February 2013, the Committee, acting on behalf of the Board of Directors, retained CFS Consulting, Inc., to analyze the Company’s then-current base salary levels for its officers, establish typical market annual cash incentive award values, and provide recommendations regarding base salary ranges and annual bonus values. CFS Consulting also performed a market review of total compensation for non-management directors. Consistent with CFS Consulting’s recommendations, in June 2013, the Board of Directors approved an amended and restated employment agreement for Mr. Bolduc and, in August 2013, the Board of Directors approved bonuses for the Company’s officers with respect to fiscal 2013, the payment of which was contingent upon the achievement of certain performance milestones, base salary adjustments with respect to the Company’s officers with respect to fiscal 2014, and additional option grants to the Company’s officers. We did not achieve these milestones and no bonus was payable to the Company’s officers for fiscal 2013 or 2014.

In establishing executive compensation for fiscal 2015, the Compensation Committee largely followed the same methodology recommended in the CFS Consulting, Inc.’s report. The Compensation Committee determined that CFS Consulting, Inc. was independent and that its engagement did not present any conflicts of interest.  CFS Consulting, Inc. provided no other service to us.

In September 2015, the Compensation Committee, acting on behalf of the Board of Directors, retained Northbrook Compensation Associates, to analyze the Company’s current base salary levels for its executive officers, establish typical market annual cash incentive award values, and provide recommendations regarding base salary ranges, annual bonus values and long-term incentive compensation.

Base Salaries

As noted previously, the Compensation Committee evaluates the performance of our Chief Executive Officer and recommends his salary to the full Board of Directors in light of that evaluation.  Base salaries, being the first element of the compensation program, are reviewed on an annual basis.  The Compensation Committee reviews the Chief Executive Officers base salary annually, giving consideration to his performance during the previous year. Dr. McGann, who was appointed Chief Executive Officer on January 16, 2015, was paid based a base annual salary of $270,000. In performing their evaluation of Dr. McGann’s performance, the Compensation Committee considered the following quantitative and qualitative factors in establishing fiscal 2015 compensation for our Dr. McGann:

•

the value of Dr. McGann’s leadership;

•

our financial performance and relative shareholder return;

•

the achievement of several regulatory approvals necessary in our industry to compete; and,

•

the compensation plans of chief executive officers in comparable companies.

The base salaries of our other named executive officers, other than the Chief Executive Officer, are reviewed and recommended annually by the Compensation Committee to the full Board of Directors, after consultation with and upon the recommendation of the Chief Executive Officer.  The base salary of each named executive officer is recommended by the Chief Executive Officer to the Compensation Committee after evaluating each named executive officer’s performance over the year, giving consideration to our financial performance, the individual’s performance during the year and their contributions to the Company and other relevant factors.

The Compensation Committee considers several factors in evaluating the base salary recommendations for the other named executive officers that are recommended by the Chief Executive Officer. Periodically, the Compensation Committee will review industry specific compensation data that provides detailed information regarding compensation practices of industry peers, competitors and companies of similar size.

Annual Cash Incentives

Annual cash incentives are a significant component of executive compensation, reflecting our belief that management’s contribution to long-term shareholder returns is derived from increasing current earnings and preparing the Company for future earnings growth.  We believe bonuses are key and enable us to attract, retain and motivate our executives.

For fiscal 2015, the Board of Directors established bonus targets as a percentage of base salary for each named executive. These levels were designed to result in total cash compensation, the sum of base salary and target bonus, at the market median, while also taking into account internal pay equity considerations.  Fiscal year-end bonuses are discretionarily determined, guided by a framework designed to consider both quantitative and qualitative performance against goals established by the Board of Directors.  Bonus targets are based on performance milestones which are established by mutual agreement between the Company and executive within 60 days after commencement of each such fiscal year. For fiscal 2015, each of the named executive officers were eligible to receive a bonus equal to 50% of their base annual salary.

The bonus targets established for the executive officers named in the Summary Compensation Table were based on the achievement of Company-wide revenue and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets established by the Board for the fiscal year and qualitative evaluations of performance against strategic goals determined by the Board of Directors.  Our revenues for fiscal 2015 were $12,991,000 and our adjusted earnings before interest, taxes, depreciation and amortization was a loss of $9,053,000.  Based on our actual results each of the named executive officers did not earn any quantitative bonus for fiscal 2015.

For fiscal 2015, the Board of Directors determined that the addition of our QS-B220 product to the Transportation Security Administration’s (“TSA”) Qualified Product List for passenger checkpoint screening; the execution of an indefinite delivery / indefinite quantity contact with the TSA; and, the receipt of a deliver order under that contract were significant qualitative achievements, and recommended qualitative bonuses of $67,500 for Dr. McGann, $61,250 for Dr. Jones, $100,000 for Mr. Silvestri and $57,500 for Mr. Deschenes.  Mr. Liscouski was not eligible to participant in our bonus program during fiscal 2015.  With the exception of Mr. Silvestri who was awarded a bonus amount that represented 50% of his base salary, the bonuses represent 25% of the named executive’s base compensation (base salary as of the commencement of the fiscal year). The Compensation Committee recommended and the Board of Directors approved a bonus of 50% of Mr. Silvestri’s base salary in recognition of his efforts towards our achievement of the regulatory approvals that were attained in fiscal 2015. Per the terms of his separation agreement, the Board of Directors approved a $50,000 bonus payable to Mr. Bolduc, our former President and Chief Executive Officer for fiscal 2015.

The Compensation Committee retains full discretion to award discretionary bonuses to the Chief Executive Officer and other named executive officers.  In determining discretionary bonuses, the Compensation Committee considers the Chairman of the Board’s recommendation for the Chief Executive Officer and considers the Chief Executive Officer’s recommendation for the other named executive officers in determining discretionary bonuses. The Chairman’s and Chief Executive Officer’s recommendations are guided by their evaluations of our actual financial performance against our financial performance goals and their assessment of the effectiveness of the individual and collective efforts of our named executive officers in achieving our business objectives.  The Compensation Committee will also consider extraordinary efforts by executive officers in various project or key business initiatives during the year.

Equity Compensation

We view equity compensation to be a key element of our executive compensation program and is intended to more closely align total compensation with the long-term financial interests of our stockholders.  The equity compensation component of our compensation program consists of awards of stock options to purchase shares of our common stock.

We have granted stock options to our named executive officers at an exercise price equal to the closing price of our common stock as reported on the OTC Bulletin Board. Beginning in fiscal 2014, to more closely align our named executive compensation with the long-term financial interests of our stockholders, we began to issue stock options with performance target that affects the vesting of the options. On August 13, 2013 options were granted to our named executive officers that were exercisable in three equal annual installments commencing on August 13, 2014, subject to the our achievement of certain performance milestones on or before February 1, 2014. We did not achieve the milestones and, therefore, the options expired on February 1, 2014. Subsequent options grants to our named executive officers on March 6, 2014 and July 2, 2014, included performance target vesting provisions. Please refer to “Outstanding Equity Awards at 2015 Fiscal Year-End” for further discussion of the performance target vesting provisions of these option grants.

Annual equity awards to our named executive officers are typically made in the first quarter of the fiscal year, following the close of our prior fiscal year and the approval of our annual operating budget for the current fiscal year.

Our Compensation Committee administers our stock option plan, the purpose of which is to advance our interest by:

•

providing directors, officers, employees and other eligible person with additional incentives;

•

encouraging ownership of our common stock by eligible persons;

•

increasing the proprietary interest of eligible persons in our success;

•

encouraging eligible persons to remain with us; and,

•

attracting new directors, officers and directors.

In determining whether to grant stock options and how many of such options to grant to persons eligible under our stock option plan, consideration is given to each individual’s past performance and contribution to the Company, as well as that individual’s expected ability to contribute to our future success.  As part of our annual performance evaluation process, both the Chairman and Chief Executive Officer, after consultation with each named executive officer, establish the executive’s performance objectives for the coming fiscal year.  These performance objectives serve as a framework to evaluate an executive’s overall performance and can be subject to change during the fiscal year as circumstances warrant.  Individual performance objectives may include operational or financial metrics that support corporate or departmental goals and may include specific operational objectives within the executive’s area of responsibility. The performance objectives may include demonstration of leadership and decision making, effective communication, efforts towards our strategic initiatives, commitment to our key initiatives and core values and may also include specific objectives such as the completion of identified major projects.  Evaluation of an executive’s performance relative to their objectives is subjective, involving a high degree of judgment based on either the Chairman’s or Chief Executive Officer’s observations and interactions with the executive officer during the year. The Chairman and Chief Executive Officer may also consider an executive’s prospects for future development and advancement within the Company in determining equity compensation recommendations. Additionally, the Chairman and Chief Executive Officer may consider our overall performance in light of the market we compete in as part of an individual executive’s performance.

The above evaluation forms the basis for recommendations of stock options awards to the Compensation Committee for each named executive officer. The Compensation Committee meets with the Chairman and Chief Executive Officer to discuss their recommendations with them before meeting separately in executive session to discuss their recommendations and make a final determination of the stock option awards to the named executive officers.  The Compensation Committee’s evaluation of stock option awards to the Chairman and Chief Executive Officer are also inherently subjective, involving a high degree of judgment.

On July 2, 2014, our Board of Directors approved grants of stock options to each of our named executive officers of 300,000 shares. Each of these options has an exercise price of $1.10 per share and vest one-third upon the last to occur of (i) addition of the Company’s QS-B220 Product to the Transportation Security Administration (“TSA”) Qualified Product List for passenger checkpoint screening, (ii) the execution of an indefinite delivery/indefinite quantity contract with the TSA, and (iii) receipt of orders under that contract. The remaining options will vest in two equal installments on the first and second anniversary of the initial vesting date. We achieved the three criteria established for the July 2, 2014 option grant and, as such, the initial one-third vested on November 10, 2014.

Employment Agreements

We have entered into employment agreements with Drs. McGann and Jones, Messrs. Silvestri and Deschenes and Ms. Baron. As of September 30, 2015, we have not entered into an employment agreement with Mr. Liscouski. On February 26, 2015, our Board of Directors amended and restated the Change in Control Plan which was originally adopted by the Board of Directors on September 7, 2012 (the “Original Plan,” and as amended and restated, the “Amended Plan”). Each of the named executive officers has executed a Change in Control Payment Agreement with us. Detailed discussion of the named executive officer employment agreements and change in control agreements, can be found in “Employment Agreements; Change in Control and Severance Provisions.”

Stock Ownership Guidelines

We do not have a formal policy regarding minimum stock ownership requirements for our named executive officers. However, we do encourage ownership of our common stock through stock options grants.

Retirement Plans

We have a defined contribution plan, the Implant Sciences Corporation 401(k) Profit Sharing Plan, established under Section 401(k) of the Internal Revenue Code. All full-time employees who are 21 years of age are eligible to participate on the beginning of the first month after 30 days of employment. The company’s contributions are discretionary. We made no matching contributions during fiscal 2015, 2014 or 2013.

Our named executive officers do not participate in any special or separate executive retirement plan.

Perquisites

We do not have a formal perquisites program.  From time to time, personal benefits may be provided to named executive officers when it is determined that such personal benefits are an integral part of an executive’s compensation package.  During fiscal 2015, 2014 and 2013, we provided a vehicle allowance, key man life insurance and legal fees to Mr. Bolduc.

Compensation for Fiscal Year 2016

In determining executive compensation for fiscal 2016, the Compensation Committee largely followed the same methodology recommended in the CFS Consulting, Inc.’s report and based in part on its consideration of the results of the shareholder advisory vote on our executive compensation, at the Annual Meeting of Stockholders held on July 1, 2015, in which over 81% of shares present at the meeting and entitled to vote supported the compensation of our named executive officers.

The Compensation Committee recommended and the Board of Directors approved fiscal year 2016 base salaries for our named executive officers as follows:  Dr. McGann, $300,000; Mr. Liscouski, $300,000; Dr. Jones, $262,150; Mr. Silvestri, $250,000; and, Mr. Deschenes, $246,100.  The base salaries reflect a, 11.1%, 7.0%, 13.6% and 7.0% increase for Dr. McGann, Dr. Jones, Mr. Silvestri and Mr. Deschenes, respectively.  Mr. Liscouski’s compensation for fiscal 2016 remains unchanged. On July 1, 2015, the Board of Directors approved a sign-on bonus of $200,000 payable to Mr. Liscouski.

Each of the named executive officers is eligible to receive a maximum bonus equal to 100% of their base annual salary for fiscal 2016, which will be based on Company-wide revenue and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets established by the Board for the fiscal year and qualitative evaluations of performance against strategic goals determined by the Board of Directors. Payment of the maximum bonus amount for fiscal 2016 is contingent on our achieving revenue growth of 300% above our fiscal 2015 revenue and the bonus program has predetermined payment thresholds for revenue growth between 100% and 300% growth, when comparing fiscal 2016 revenues to fiscal 2015 revenues.

Named executive compensation for fiscal 2016 may be subject to change. In September 2015, the Compensation Committee, acting on behalf of the Board of Directors, retained Northbrook Compensation Associates, to analyze the Company’s current base salary levels for its executive officers, establish typical market annual cash incentive award values, and provide recommendations regarding base salary ranges, annual bonus values and long-term incentive compensation.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has determined that, as of September 30, 2015, each of the members of the Compensation Committee is an “independent” director within the meaning of NASDAQ Marketplace Rule 4200(a)(15) and meets the independence requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the “Compensation Disclosure and Analysis” with management, including our Chief Executive Officer and Chief Financial Officer. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended that the “Compensation Disclosure and Analysis” be included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015.

Members of the Compensation Committee

James M. Simon, Jr. (Chairman)

Michael C. Turmelle

Summary Compensation Table

The following table provides information concerning compensation earned in our last three fiscal years, ended June 30, 2015, 2014 and 2013, by our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, our other most highly compensated named executive officers and our former Chief Executive Officer, whose total compensation exceeded $100,000 for the fiscal years ended June 30, 2015, 2014 and 2013 (together, the “Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1) (2)	Option Awards ($) (3)	All Other Compensation ($) (6) (7) (8)	Total ($)
Named Executive Officers

Dr. William J. McGann	2015	$270,000	$67,500	$261,501	$1,135	$600,136
Chief Executive Officer	2014	$270,000	$-	$604,300	$1,105	$875,405
	2013	$250,000	$-	$1,069,281	$1,502	$1,320,783

Robert P. Liscouski (4)	2015	$115,385	$-	$131,281	$609	$247,275
President	2014	$-	$-	$-	$-	$-
	2013	$-	$-	$-	$-	$-

Dr. Darryl K. Jones	2015	$248,298	$61,250	$233,038	$1,022	$543,608
Vice President, Sales, Marketing	2014	$245,000	$-	$504,637	$991	$750,628
and Technical Services	2013	$235,000	$-	$897,741	$1,465	$1,134,206

Todd A. Silvestri	2015	$203,846	$100,000	$142,443	$276	$446,565
Chief Operating Officer and	2014	$200,000	$-	$89,398	$265	$289,663
Chief Technology Officer	2013	$190,000	$-	$782,131	$1,353	$973,484

Roger P. Deschenes	2015	$233,096	$57,500	$142,443	$944	$433,983
Vice President, Finance and	2014	$230,000	$-	$124,771	$914	$355,685
Chief Financial Officer	2013	$220,000	$-	$1,132,610	$1,428	$1,354,038

Former Executive Officer
Glenn D. Bolduc (5)	2015	$295,271	$50,000	$546,055	$203,533	$1,094,859
	2014	$400,000	$-	$603,398	$127,211	$1,130,609
	2013	$400,000	$-	$5,823,552	$34,366	$6,257,918

(1)

The following table provides the information concerning named executive and former named executive bonus targets and bonus amounts approved by the Board of Directors for the fiscal year ended June 30, 2015:

Named Executive Officers	Target Bonus as a Percentage of Base Salary	Target Bonus	Actual Bonus	Actual bonus as a Percentage of Target Bonus
Dr. William J. McGann	50%	$135,000	$67,500	50%
Robert P. Liscouski	50%	$-	$-	-
Dr. Darryl K. Jones	50%	$122,500	$61,250	50%
Todd A. Silvestri	50%	$100,000	$100,000	100%
Roger P. Deschenes	50%	$115,000	$57,500	50%

Former Executive
Glenn D. Bolduc	50%	$200,000	$50,000	25%

Given Mr. Silvestri’s efforts towards the Company’s achievement of regulatory approvals, namely the placement of the QS-B220 desktop ETD system on the Transportation Security Administration’s Qualified Product List (“QPL”) on August 28, 2014;  the approval of the QS-B220 by the European Civil Aviation Conference's (“ECAC”) Common Evaluation Process of Security Equipment (“CEP”) for airport checkpoint screening of passengers and baggage, on October 6, 2014; and, the Civil Aviation Administration of China (“CAAC”) approval our QS-B220 desktop ETD system for airport screening of passengers and baggage, in December 2014, the Board of Directors approved 100% of Mr. Silvestri’s target bonus for the fiscal year ended June 30, 2015. The Board of Directors approved 50% bonuses for the other Named Executive Officers in view of these regulatory approvals.

(2)	No bonus compensation was awarded to the Named Executive Officers with respect to fiscal 2014 and 2013.
(3)

The amount reported in this column for the Named Executive Officer represents the dollar amount recognized for financial statement reporting purposes in fiscal 2015, 2014 and 2013, with respect to options granted to the Named Executive Officers, determined in accordance with Accounting Standards Codification 718-11-25 Compensation – Stock Compensation.  See Note 2 of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the assumptions used in determining the value of such awards. For the fiscal year ended June 30, 2015, Mr. Bolduc’s option award compensation includes $440,000 of additional stock-based compensation resulting from the amendment to Mr. Bolduc’s existing stock options permitting Mr. Bolduc to exercise those options which are vested as of his separation date through the maturity date of said options and to provide for the ability to exercise the vested options on a cashless basis.

(4)	Mr. Liscouski joined us on February 2, 2015 as Executive Vice President, Business Development and was promoted to President on September 1, 2015.
(5)	Mr. Bolduc resigned from his positions of President and Chief Executive Officer on January 16, 2015.

(6)

All other compensation also includes, but is not limited to, vehicle allowances, legal fees, key man life insurance premiums and premiums paid by us for disability and group term life insurance for the chief executive officer and all named executive officers, are set forth in the following table:

	Accrued Vacation / Severance	Disability and Group Term Life Insurance Premiums	Vehicle Allowance	Legal Fees	Key Man Life Insurance	Total
Fiscal Year 2015
Named Executive Officers
Dr. William J. McGann	$-	$1,135	$-	$-	$-	$1,135
Robert P. Liscouski	$-	$609	$-	$-	$-	$609
Dr. Darryl K. Jones	$-	$1,022	$-	$-	$-	$1,022
Todd A. Silvestri	$-	$276	$-	$-	$-	$276
Roger P. Deschenes	$-	$944	$-	$-	$-	$944

Fiscal Year 2014
Named Executive Officers
Dr. William J. McGann	$-	$1,105	$-	$-	$-	$1,105
Robert P. Liscouski	$-	$-	$-	$-	$-	$-
Dr. Darryl K. Jones	$-	$991	$-	$-	$-	$991
Todd A. Silvestri	$-	$265	$-	$-	$-	$265
Roger P. Deschenes	$-	$914	$-	$-	$-	$914

Fiscal Year 2013
Named Executive Officers
Dr. William J. McGann	$-	$1,502	$-	$-	$-	$1,502
Robert P. Liscouski	$-	$-	$-	$-	$-	$-
Dr. Darryl K. Jones	$-	$1,465	$-	$-	$-	$1,465
Todd A. Silvestri	$-	$1,353	$-	$-	$-	$1,353
Roger P. Deschenes	$-	$1,428	$-	$-	$-	$1,428

Former Executive Officer
Glenn D. Bolduc
Fiscal Year 2015	$138,462	$1,456	$15,750	$40,000	$7,865	$203,533
Fiscal Year 2014	$100,000	$1,346	$18,000	$-	$7,865	$127,211
Fiscal Year 2013	$-	$1,428	$16,200	$8,873	$7,865	$34,366

(1)

Included in “all other compensation” for Mr. Bolduc with respect to fiscal 2015 are $138,462 of severance payments and $40,000 of legal fees. Please refer to the discussion of Mr. Bolduc’s Separation Agreement in “Employment Agreements: Change in Control and Severance Provision.”

(2)

Included in “all other compensation” for Mr. Bolduc with respect to fiscal 2014 is $100,000 of accrued vacation pay that was utilized on March 4, 2014 to exercise an incentive stock option and pay the required withholding taxes resulting from exercise of the stock option.

Grants of Plan-Based Awards to Named Executive Officers

The following table sets forth the individual grants of plan-based awards to the Named Executive Officers in the fiscal year ended June 30, 2015. Please see the “Outstanding Equity Awards at 2015 Fiscal Year-End” for the outstanding stock option awards and unvested stock awards held by each of the Named Executive Officers as of June 30, 2015:

Fiscal 2015 Grants of Plan-Based Awards
								All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Named Executive Officers	Grant Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum
Dr. William J. McGann	7/2/2014	$-	$-	$-	$-	$-	$-	300,000	$1.10	$228,000
Robert P. Liscouski	7/2/2014	$-	$-	$-	$-	$-	$-	300,000	$1.10	$228,000
Dr. Darryl K. Jones	7/2/2014	$-	$-	$-	$-	$-	$-	300,000	$1.10	$228,000
Todd A. Silvestri	7/2/2014	$-	$-	$-	$-	$-	$-	300,000	$1.10	$228,000
Roger P. Deschenes	7/2/2014	$-	$-	$-	$-	$-	$-	300,000	$1.10	$228,000

Former Executive Officer
Glenn D. Bolduc	7/2/2014	$-	$-	$-	$-	$-	$-	300,000	$1.10	$228,000

(1)

Options vest one-third upon the last to occur of (i) addition of the Company’s QS-B220 Product to the Transportation Security Administration (“TSA”) Qualified Product List for passenger checkpoint screening, (ii) the execution of an indefinite delivery/indefinite quantity contract with the TSA, and (iii) receipt of orders under that contract. The remaining options will vest in two equal installments on the first and second anniversary of the initial vesting date. We achieved the three criteria established for the July 2, 2014 option grant and, as such, the initial one-third vested on November 10, 2014.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Named Executive Officers and Former Executive Officer

Named Executive Officers

Dr. William J. McGann

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

Dr. Darryl K. Jones

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

Brenda L. Baron

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

Todd A. Silvestri

On March 13, 2015, we entered into an employment agreement with Mr. Todd Silvestri, our Chief Operating Officer and Chief Technology Officer, pursuant to which Mr. Silvestri will receive a base annual salary of $200,000 per year, commencing on March 13, 2015. Effective with his promotion to Chief Operating Officer, Mr. Silvestri’s annual base salary was increased to $250,000. The employment agreement does not contain a specified term of employment. We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of six months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Mr. Silvestri employment is terminated by us without “cause” or Mr. Silvestri resigns for “good reason” (as those terms are defined in the agreement).  Mr. Silvestri’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

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

Roger P. Deschenes

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

The agreement provides for Mr. Deschenes to be eligible to receive incentive compensation in an amount equal to 50% of his annual base salary.  Mr. Deschenes was eligible to receive incentive compensation of $115,000 for the fiscal year ended June 30, 2015 upon the achievement of certain performance milestones to be established by the Board of Directors. We did achieve these milestones and a bonus in the amount of $57,500 was payable to Mr. Deschenes for the fiscal year ended June 30, 2015. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Mr. Deschenes within 60 days after commencement of each such fiscal year.

Former Executive Officer

Mr. Glenn D. Bolduc

In February 2009, we entered into a new three-year employment agreement with Mr. Glenn D. Bolduc our former President and Chief Executive Officer. On June 25, 2013, we amended and restated our employment agreement with Mr. Bolduc. The amended agreement contemplated that it would remain in effect through June 30, 2016, after which, the agreement would automatically renew for additional one-year periods unless notice of non-renewal was given by either party. The agreement establishes Mr. Bolduc’s base salary at the rate of $400,000 per year. Mr. Bolduc’s base salary was subject to annual review, and any increases would be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

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

Separation Agreement

On January 16, 2015, Glenn D. Bolduc, resigned from his positions as Chief Executive Officer and President of the Company), as well as his seat on the Company’s Board of Directors and his position as Chairman of the Board effective on that date.

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

Potential Payments Upon Termination or Change in Control

On January 16, 2015, Glenn D. Bolduc, resigned his positions as Chief Executive Officer and President of the Company, as well as his seat on the Company’s Board of Directors and his position as Chairman of the Board. In connection with and prior to Mr. Bolduc’s resignations, Mr. Bolduc entered into a Separation Agreement and Release (the “Separation Agreement”) with the Company.  The Separation Agreement provides that Mr. Bolduc’s resignation will be deemed an involuntary termination without cause pursuant to his Amended and Restated Employment Agreement dated as of June 25, 2013.  In this regard, and subject to the terms contained in the Employment Agreement, Mr. Bolduc is entitled to receive: (i) annual base salary for 18 months on a regular payroll basis; (ii) a pro rata portion of any bonus earned in 2015; (iii) continuation of coverage under and contributions to health care, dental and life insurance benefits for a 12 month period; and (iv) transfer of any key man life insurance.  In connection with Mr. Bolduc’s resignation, we recorded a non-recurring charge of $725,000 in our consolidated statements of operations and comprehensive loss for the year ended June 30, 2015.

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

The following table describes the estimated incremental compensation upon (i) termination by the Company of the Mr. Bolduc without “cause,” or (ii) termination by Mr. Bolduc for “good reason,” including certain changes in control involving the Company.  The estimated incremental compensation assumes the triggering event had occurred on June 30, 2015.  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.

Named Executive Officers	Base Salary Continuation (1)	COBRA Premiums (2)	Life Insurance Premiums
Dr. William J. McGann	$270,000	$22,042	$1,423
Dr. Darryl K. Jones	$262,150	$24,818	$1,407
Todd A. Silvestri	$110,000	$22,042	$1,315
Roger P. Deschenes	$123,050	$22,042	$1,373

(1)

We are required to continue to pay Drs. McGann and Jones’ annual base salary then in effect for 12 months on a regular payroll basis and are required to pay Messrs. Silvestri and Deschenes’ annual base salary then in effort for 6 months on a regular payroll basis.

(2)

Represents estimated out-of-pocket COBRA health insurance and dental premium expenses to be paid by us on behalf of Drs. McGann and Jones, and, Messrs. Silvestri and Deschenes after termination.  Estimated out-of-pocket COBRA health insurance premium incurred by Drs. McGann and Jones over the 12-month period following termination and for Messrs. Silvestri and Deschenes over the 6-month period to be reimbursed by us.

(3)

Represents estimated life insurance premiums to be paid by us on behalf of Drs. McGann and Jones, and Messrs. Silvestri and Deschenes after termination.  We are required to continue in full force and effect, at our expense, the life insurance benefits provided in these officers’ employment agreements for a period of 12 months after termination of the respective officer’s employment, for Drs. McGann and Jones, and, for a period of 6 months after termination of the respective officer’s employment, for Messrs. Silvestri and Deschenes, or until such officer becomes employed, whichever occurs first.

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

PARTICIPANTS AND CHANGE IN CONTROL PERCENTAGES

	Applicable Percentage
Participant	A	B*	C**
Glenn D. Bolduc	4.00%	4.00%	4.00%
Dr. William J. McGann	1.47%	1.47%	1.47%
Dr. Darryl K. Jones	1.10%	.60%	.80%
Roger P. Deschenes	.97%	.60%	.80%
Todd A. Silvestri	1.00%	.60%	.80%
Brenda L. Baron	1.00%	.60%	.80%
Robert P. Liscouski	.65%	.65%	.65%
Howard Safir	.32%	.32%	.32%
John A. Keating	.32%	.32%	.32%
Michael C. Turmelle	.55%	.55%	.55%
Estate of Joseph Levangie	.25%	.25%	.25%
Total	11.63%	9.96%	10.76%

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

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of June 30, 2015.

Named Executive Officers		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($ per Share)	Option Expiration Date
Dr. William J. McGann	(3)	200,000	-	$0.54	03/31/2021
	(2)	75,000	-	$0.79	03/05/2024
	(4)	200,000	100,000	$1.10	07/02/2024
		475,000	100,000

Robert P. Liscouski	(5)	200,000	-	$0.08	06/26/2019
	(1)	806,798	-	$1.40	09/06/2022
	(2)	25,000	-	$0.79	03/05/2024
	(4)	200,000	100,000	$1.10	07/02/2024
		1,231,798	100,000

Dr. Darryl K. Jones	(2)	50,000	-	$0.79	03/05/2024
	(4)	200,000	100,000	$1.10	07/02/2024
		250,000	100,000

Todd A. Silvestri	(1)	730,949	-	$1.40	09/06/2022
	(2)	50,000	-	$0.79	03/05/2024
	(4)	200,000	100,000	$1.10	07/02/2024
		980,949	100,000

Roger P. Deschenes	(1)	1,058,498	-	$1.40	09/06/2022
	(2)	50,000	-	$0.79	03/05/2024
	(4)	200,000	100,000	$1.10	07/02/2024
		1,308,498	100,000

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

(3)

Exercisable on April 1, 2012.

(4)

Options vest one-third upon the last to occur of (i) addition of the Company’s QS-B220 Product to the Transportation Security Administration (“TSA”) Qualified Product List for passenger checkpoint screening, (ii) the execution of an indefinite delivery/indefinite quantity contract with the TSA, and (iii) receipt of orders under that contract. The remaining options will vest in two equal installments on the first and second anniversary of the initial vesting date. We achieved the three criteria established for the July 2, 2014 option grant and, as such, the initial one-third vested on November 10, 2014.

(5)

Exercisable on June 26, 2009.

2015 Option Exercises and Stock Vested

During the year ended June 30, 2015, there were no exercises of option awards by any of the Named Executive Officers.

Directors’ Compensation

The following table sets forth the annual compensation of our non-employee directors for the fiscal year ended June 30, 2015, which consists of annual cash retainers, board and committee meeting fees and equity awards in the form of options pursuant to the 2014 Stock Option Plan.

Director	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($) (2) (3)	Total ($)
John J. Hassett (4)	$39,250	$122,693	$-	$161,943
John A. Keating (4)	$38,000	$131,281	$-	$169,281
Robert P. Liscouski	$22,500	$131,281	$105,000	$258,781
Howard Safir (4)	$40,500	$131,281	$-	$171,781
Michael C. Turmelle	$41,000	$131,281	$34,500	$206,781

(1)

The amount reported in this column for the non-employee director represents the dollar amount recognized for financial statement reporting purposes in fiscal 2015, with respect to options granted to non-employee directors, determined in accordance with Statement of Accounting Standards Codification 718-10-25 Compensation – Stock Compensation. See Note 2 of Notes to Consolidated Financial Statements set forth in this Annual Report on Form 10-K for the assumptions used in determining the value of such awards.

(2)

Mr. Liscouski received $105,000 of other compensation for consulting services provided to us, including attendance at meetings with agencies of the U.S. government. In addition, as described under Item 13 below, Mr. Liscouski had served as a partner at Secure Strategy Group, and serves as a senior partner at Edge360, firms that had been retained by us.  Mr. Liscouski received compensation from Secure Strategy Group and/or Edge360 in fiscal 2014 and in fiscal 2013 for services those firms provided to us.

(3)

Mr. Turmelle received $34,500 of other compensation for consulting services provided to us during the transition period following the resignation of our former President and Chief Executive Officer.

(4)

Messrs. Hassett, Keating and Safir, did not stand for re-election to the Board of Directors at the 2015 Annual Meeting of Stockholders’ that was held on July 1, 2015.

Grants of Plan-Based Awards to Non-Employee Directors

The following table sets forth the individual grants of plan-based awards to our non-employee directors in fiscal year ended June 30, 2015.

Fiscal 2015 Grants of Plan-Based Awards
								All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Named Executive Officers	Grant Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum
John J. Hassett	7/2/2014	$-	$-	$-	$-	$-	$-	100,000	$1.10	$76,000
John A. Keating	7/2/2014	$-	$-	$-	$-	$-	$-	300,000	$1.10	$228,000
Howard Safir	7/2/2014	$-	$-	$-	$-	$-	$-	300,000	$1.10	$228,000
Michael C. Turmelle	7/2/2014	$-	$-	$-	$-	$-	$-	300,000	$1.10	$228,000

(1)

Options vest one-third upon the last to occur of (i) addition of the Company’s QS-B220 Product to the Transportation Security Administration (“TSA”) Qualified Product List for passenger checkpoint screening, (ii) the execution of an indefinite delivery/indefinite quantity contract with the TSA, and (iii) receipt of orders under that contract. The remaining options will vest in two equal installments on the first and second anniversary of the initial vesting date. We achieved the three criteria established for the July 2, 2014 option grant and, as such, the initial one-third vested on November 10, 2014.

Additional Information to Understand the Director Compensation Table

Fees paid to our non-employee directors in connection with their service as directors, during the fiscal year ended June 30, 2015, were as follows: $30,000 annual retainer to each director; $1,000 for each Board of Directors meeting attended; $750 for each committee meeting attended; and $500 for each Board of Directors meeting or committee meeting in which the director participates by telephone conference call.

Effective July 1, 2015, fees paid to our non-employee directors in connection with their service as a director are as follows: Chairman of the Board, $60,000 annual retainer and, Director, $45,000 annual retainer.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2015 is included in Item 5 of Part II of our Annual Report on Form 10-K for the year ended June 30, 2015.

The following table sets forth the beneficial ownership of shares of our common stock, as of September 30, 2015, of (i) each person known by us to beneficially own 5% or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, or conversion of a security, within 60 days of September 30, 2015.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Stockholders owning more than 5% of our common stock:
Montsant Partners, LLC (3)	61,519,682	44.0%
250 West 55th Street, 14th Floor
New York, NY 10019

DMRJ Group, LLC (4)	29,844,982	27.6%
250 West 55th Street, 14th Floor
New York, NY 10019

Executive Officers and Directors
Brenda L. Baron (5)	1,058,449	1.2%
Roger P. Deschenes (6)	1,508,498	1.9%
Dr. Darryl K. Jones (7)	250,000	*
Dr. William J. McGann (8)	475,000	*
Todd A. Silvestri (9)	980,949	1.2%
Robert P. Liscouski (10)	1,291,798	1.6%
James M. Simon, Jr. (11)	50,000	*
Michael C. Turmelle (12)	1,900,949	2.4%

All Executive Officers and Directors as a group (8 persons) (13)	7,515,643	8.9%

  *

Less than 1%.

(1)	Unless otherwise indicated, the business address of the stockholders named in the table above is Implant Sciences Corporation, 500 Research Drive, Unit 3, Wilmington, MA 01887.
(2)	Based on 78,338,620 outstanding shares as of September 30, 2015.
(3)

Includes 61,519,682 shares of common stock, which may be acquired by conversion of a senior secured convertible promissory note issued to Montsant Partners, LLC, of which a $3,184,000 senior secured promissory and $1,737,575 of accrued and unpaid interest are convertible into shares of our common stock at $0.08 per share, within 60 days of September 30, 2015.

(4)

Includes 29,844,982 shares of common stock, which may be acquired by conversion of two senior secured convertible promissory note issued to DMRJ Group, LLC, of which of which a $12,000,000 senior convertible promissory note and $5,605,000 of accrued and unpaid interest is convertible into shares of Series H Convertible Preferred Stock, which preferred stock is convertible into shares of our common stock at $1.09 per share; and a second $12,000,000 senior secured promissory note and $4,158,455 of accrued and unpaid interest is convertible into shares of Series I Convertible Preferred Stock, which preferred stock is convertible into shares of our common stock at $1.18 per share, within 60 days of September 30, 2015.

(5)	Includes 1,058,449 shares of common stock, which may be purchased within 60 days of September 30, 2015 upon the exercise of stock options.
(6)	Includes 1,308,498 shares of common stock, which may be purchased within 60 days of September 30, 2015 upon the exercise of stock options.
(7)	Includes 250,000 shares of common stock, which may be purchased within 60 days of September 30, 2015 upon the exercise of stock options.
(8)	Includes 475,000 shares of common stock, which may be purchased within 60 days of September 30, 2015 upon the exercise of stock options.
(9)	Includes 980,949 shares of common stock, which may be purchased within 60 days of September 30, 2015 upon the exercise of stock options.
(10)	Includes 1,291,798 shares of common stock, which may be purchased within 60 days of September 30, 2015 upon the exercise of stock options.
(11)

Mr. Simon was elected to the Board of Directors at the Annual Meeting of Stockholders’ held on July 1, 2015. Includes 50,000 shares of common stock, which may be purchased within 60 days of September 30, 2015.

(12)	Includes 975,949 shares of common stock, which may be purchased within 60 days of September 30, 2015 upon the exercise of stock options.
(13)	See footnotes (5) through (12).

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

On December 31, 2013 and June 2, 2014, Roger Deschenes, our Chief Financial Officer, advanced $60,000 and $100,000, respectively, for working capital purposes.  The advances were payable on demand and bore interest at 0% and 15%, respectively.  During fiscal year 2014, these advances and $200 of interest were repaid.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee, among other duties, is charged to review, and if appropriate, ratify all agreements and transactions which had been entered into with related parties, as well as review and ratify all future related party transactions.

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

Pre-Approval Policies and Procedures

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

The following is a summary of the fees billed to us by Marcum for professional services rendered for the fiscal years ended June 30, 2015 and 2014 and fees billed to us by Romito, Tomasetti & Associates, P.C. for tax compliance services.  The Audit Committee considered and discussed with Marcum the provision of non-audit services to us and the compatibility of providing such services with maintaining their independence as our auditors.

	Years Ended June 30,
Fee Category	2015	2014
Audit fees – Marcum LLP	$160,000	$160,000
Audit-related fees	-	-
Tax fees – Romito, Tomasetti and Associates, P.C.	15,000	15,000
All other fees	-	-
Total	$175,000	$175,000

Audit Fees.  Consist of fees billed for professional services rendered for the audit of our annual financial statements, review and audit of internal controls to ascertain compliance with the Sarbanes-Oxley Act, review of financial statements included in our quarterly reports and other professional services provided in connection with statutory and regulatory filings.

Audit-Related Fees. Consist of fees billed for assurance and related services that related to the performance of the audit or review of our financial statements and are not otherwise reported under “Audit Fees”.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice, and tax planning.  These services include assistance regarding federal and state tax compliance and acquisitions.

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

Dated: October 27, 2015	Implant Sciences Corporation
	By:	/s/ William J. McGann
William J McGann Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 27, 2015	/s/ William J. McGann
William J. McGann Chief Executive Officer (Principal Executive Officer) Director
Dated: October 27, 2015	/s/ Robert P. Liscouski Robert P. Liscouski President Director
Dated: October 27, 2015	/s/ Roger P. Deschenes Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: October 27, 2015	/s/ James M. Simon, Jr.
James M. Simon, Jr. Director
Dated: October 27, 2015	/s/ Michael C. Turmelle
Michael C. Turmelle Chairman of the Board, Director