Form 10-Q
period 2015-09-30
IMPLANT SCIENCES CORP
filed 2015-11-16
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

☐ Large Accelerated Filer	☒ Accelerated Filer
☐ Non-accelerated Filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of October 31, 2015, there were 78,448,620 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and June 30, 2015 (audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2015 and 2014 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6–25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26–33
Item 4.	Controls and Procedures	33-34
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	34-35
Item 1A.	Risk Factors	35-36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	37

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)
	September 30,	June 30,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$888	$1,985
Restricted cash and investments	367	367
Accounts receivable-trade, net of allowances of $48 and $47, respectively	2,670	872
Inventories, net	7,370	5,244
Prepaid expenses and other current assets	1,334	946
Total current assets	12,629	9,414
Property and equipment, net	889	880
Other non-current assets	98	98
Total assets	$13,616	$10,392
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$20,000	$20,000
Senior secured convertible promissory note – Montsant Partners	3,184	3,184
Senior secured promissory note – DMRJ	1,000	1,000
Second senior secured convertible promissory note – DMRJ	12,000	12,000
Third senior secured convertible promissory note - DMRJ	12,000	12,000
Line of credit - DMRJ	16,862	16,662
Current maturities of obligations under capital lease	36	45
Accrued expenses	20,895	17,080
Accounts payable	4,485	2,855
Deferred revenue	1,149	3,454
Total current liabilities	91,611	88,280
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	19	20
Accrued expenses, net of current	-	48
Deferred revenue, net of current	336	221
Total long-term liabilities	355	289
Total liabilities	91,966	88,569
Commitments and contingencies (Note 16)
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 78,349,165 and 78,338,620 shares issued and outstanding at Sept. 30, 2015 and 75,113,665 and 75,103,120 shares issued and outstanding at June 30, 2015	78	75
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, no shares issued and outstanding	-	-
Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	113,231	112,613
Accumulated deficit	(190,340)	(189,429)
Deferred compensation	(1,259)	(1,366)
Other comprehensive income	13	3
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(78,350)	(78,177)
Total liabilities and stockholders' deficit	$13,616	$10,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended
	September 30,
	2015	2014
Revenues	$14,393	$1,869
Cost of revenues	8,136	1,251
Gross margin	6,257	618
Operating expenses:
Research and development	1,083	1,284
Selling, general and administrative	3,538	2,675
Total operating expenses	4,621	3,959
Income (loss) from operations	1,636	(3,341)
Other expense:
Interest expense	(2,547)	(2,034)
Net loss	(911)	(5,375)
Comprehensive loss, net of tax:
Foreign currency translation adjustments	(10)	(3)
Comprehensive loss	$(921)	$(5,378)

Net loss per share, basic and diluted	$(0.01)	$(0.08)

Weighted average shares used in computing net loss per common share, basic and diluted	76,206,953	64,747,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(911)	$(5,375)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	54	41
Bad debt expense	1	2
Stock-based compensation expense	342	692
Warrants issued to non-employees	24	212
Common stock issued to consultants	83	68
Changes in assets and liabilities:
Accounts receivable	(1,799)	(496)
Inventories	(2,126)	(12)
Prepaid expenses and other current assets	(388)	42
Accounts payable	1,630	(413)
Accrued expenses	4,012	1,134
Deferred revenue	(2,190)	1,422
Net cash used in operating activities	(1,268)	(2,683)

Cash flows from investing activities:
Purchases of property and equipment	(63)	(11)
Net cash used in investing activities	(63)	(11)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and common stock purchase warrants	34	140
Principal repayments of long-term debt and capital lease obligations	(10)	(10)
Net borrowings on line of credit	200	2,258
Net cash provided by financing activities	224	2,388
Effect of exchange rate changes on cash and cash equivalents	10	(3)
Net change in cash and cash equivalents	(1,097)	(309)
Cash and cash equivalents at beginning of period	1,985	391
Cash and cash equivalents at end of period	$888	$82

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3	$1,076
Non-cash Financing Activity:
Conversions of senior secured convertible promissory note interest to common shares	$245	$212
Common stock issued to consultants	83	68

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

Despite our current sales, expense and cash flow projections and $3,766,000 in cash available from our line of credit with DMRJ, at October 31, 2015, we will require additional capital in the third quarter of fiscal 2016 to fund operations and continue the development, commercialization and marketing of our products. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the three months ended September 30, 2015, we reported a net loss of $911,000 and used $1,268,000 in cash for operations.  As of September 30, 2015, the Company had an accumulated deficit of approximately $190,340,000 and a working capital deficit of $78,982,000.  Management continually evaluates operating expenses and cash flow from operations.  Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

As of September 30, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of September 30, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,954,000 and is included in current liabilities in the condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of September 30, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,738,000 and is included in current liabilities in the condensed consolidated financial statements.

On September 24, 2015, Montsant converted $245,000 of the accrued interest owed by us under a promissory note into 3,062,500 shares of our common stock, at an adjusted conversion price of $0.08 per share.

As of September 30, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2015, our obligation under such notes for accrued interest amounted to approximately $872,000 and is included in current liabilities in the condensed consolidated financial statements.

As of October 31, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of October 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $13,495,000.

As of October 31, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of October 31, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,779,000.

As of October 31, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of October 31, 2015, our obligation under such notes for accrued interest amounted to approximately $1,147,000.

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

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product and on the extension of the maturity date of our credit facilities with DMRJ, BAM and Montsant.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on March 31, 2016. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

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

We have a history of being active in submitting proposals for government sponsored grants and contracts and successful in being awarded grants and contracts from government agencies. However, we have recorded no revenues from government grants or contracts, due to the expiration of several contracts and our inability to secure new contracts.  Management will continue to pursue these grants and contracts to support our research and development efforts primarily in the areas of trace explosives detection.

On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection screening systems for funding under a statement of work. The project, pending successful negotiations, is potentially worth up to approximately $2 million. Subject to successful conclusion of negotiations with the DHS, we expect the project to commence in the second of quarter of fiscal 2016.

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

2.

Interim Financial Statements and Basis of Presentation

Principles of Consolidation

The accompanying condensed consolidated financial statements include our operations in Massachusetts, California and Shanghai, China, and those of our wholly-owned subsidiaries. On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  Our San Diego, CA advanced technology office was relocated to our Wilmington, MA facility and our Shanghai office was closed. All intercompany transactions and accounts have been eliminated in consolidation.

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented. The results of operations and cash flows for the three months ended September 30, 2015 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The balance sheet at June 30, 2015 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as of and for the year ended June 30, 2015.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 7 of our Form 10-K for the fiscal year ended June 30, 2015.

Foreign Currency Translation

The assets and liabilities of our Shanghai representative office were translated into U.S. dollars at current exchange rates as of the balance sheet date, expenses were translated at average monthly exchange rates. Net unrealized translation gains or losses associated with the Shanghai office were recorded directly to other comprehensive income. Realized gains and losses from foreign currency transactions were not material for any of the periods presented. We had short-term inter-company receivables from our Shanghai office which were adjusted each period for changes in foreign currency exchange rates with a corresponding entry recorded as a component of the consolidated statement of operations and comprehensive loss.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, which is effective for our fiscal year beginning July 1, 2018, the first day of our 2019 fiscal year. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

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

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest – Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 states that Staff at the Securities and Exchange Commission would not object to an entity deferring or presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there were outstanding borrowings under the arrangement.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our financial instruments at September 30, 2015 and June 30, 2015 include cash equivalents, restricted cash, accounts receivable accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory note and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables, and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the non-recurring fair value measurements of assets and liabilities as of September 30, 2015:

		Fair Value Measurements as of September 30, 2015
(In thousands)	Carrying Value at September 30, 2015	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$312	$312	$-	$-
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	3,184	-	-	3,184
Second senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Third senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Line of credit - DMRJ	16,862	-	-	16,862

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2015:

		Fair Value Measurements as of June 30, 2015
Description (In thousands)	Carrying Value at June 30, 2015	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$312	$312	$-	$-
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	3,184	-	-	3,184
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Third senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Line of credit - DMRJ	16,662	-	-	16,662

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Restricted Cash and Investments

As of September 30, 2015 and June 30, 2015, we had restricted cash and investments, with maturities of less than one year, of $367,000. Restricted cash and investments consisted of the following:

	September 30,	June 30,
(In thousands)	2015	2015
Current assets
Certificates of deposit	$312	$312
Cash maintained to secure corporate credit card	55	55
Total	$367	$367

The restricted investments of $312,000 held in certificates of deposit collateralize our performance under an irrevocable letter of credit issued in April 2010, aggregating to $297,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $15,000. The letter of credit provides warranty performance security equal to 5% of the contract amount under the terms of the contract with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to May 28, 2016, respectively.

In May 2015, we entered into a corporate credit card agreement with our primary bank, pursuant to which the bank reserves $55,000 of our available cash held in our operating account maintained with the bank to collateralize 105% of the credit limit that is available under the credit card agreement.

5.

Stock Based Compensation

For the three months ended September 30, 2015 and 2014, our consolidated statements of operations and comprehensive loss include $342,000 and $692,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards, as follows:

	For the Three Months Ended September 30,
In thousands	2015	2014
Cost of revenues	$30	$48
Research and development	84	122
Selling, general and administrative	228	522
Total	$342	$692

As of September 30, 2015, the total amount of unrecognized stock-based compensation expense was approximately $2,141,000, which will be recognized over a weighted average period of 1.33 years.

As of September 30, 2015, there were options outstanding to purchase 21,320,484 shares of our common stock at exercise prices ranging from $0.08 to $3.89.

6.

Related Party Transactions

Robert Liscouski, our President and a member of our Board of Directors, had served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that has been retained by us to assist with our efforts to acquire additional capital. We terminated our relationship with Secure Strategy Group on September 30, 2013 and on March 5, 2014 we executed a settlement agreement and release with Secure Strategy Group and recognized a non-cash benefit of $118,000 in our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2014. As of September 30, 2015, our obligation to Secure Strategy Group was $0.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, we entered into an advisory and consulting agreement with Mr. Liscouski to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government. During the three months ended September 30, 2015 and 2014, we paid Mr. Liscouski $0 and $45,000, respectively for services performed under this agreement which terminated effective on February 1, 2015, when Mr. Liscouski joined the company. As of September 30, 2015, we had no obligation to Mr. Liscouski under this agreement.

On August 15, 2014, August 29, 2014, September 18, 2014 and October 2, 2014, Roger Deschenes, our Chief Financial Officer, advanced $100,000, $125,000, $125,000 and $100,000, respectively, for general working capital purposes, of which $450,000 of principal and $12,000 of interest has been repaid to Mr. Deschenes during the fiscal year ended June 30, 2015. The advances were payable on demand and bore interest at 15%. As of September 30, 2015 our obligation to Mr. Deschenes was $0.

7.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2015	June 30, 2015
Inventory deposits	$1,069	$677
Insurance	82	87
Bank fees	10	14
Other prepaid expenses	173	168
Total	$1,334	$946

8.

Inventories, net

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

(In thousands)	September 30, 2015	June 30, 2015
Raw materials	$3,820	$3,283
Work in progress	2,208	1,455
Finished goods	1,342	506
Total	$7,370	$5,244

As of September 30, 2015 and June 30, 2015, our reserves for excess and slow-moving inventories were $216,000 and $218,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	September 30, 2015	June 30, 2015
Machinery and equipment	$552	$533
Computers and software	434	415
Furniture and fixtures	91	83
Leasehold improvements	173	159
Equipment under capital lease	159	157
Construction in progress	342	342
Sub-total	1,751	1,689
Less: accumulated depreciation and amortization	862	809
Total	$889	$880

For the three months ended September 30, 2015 and 2014, depreciation expense was approximately $54,000 and $41,000, respectively.

10.

Accrued Expenses – Current and Long-Term

Accrued expenses consist of the following:

(In thousands)	September 30, 2015	June 30, 2015
Current liabilities
Accrued interest	$15,563	$13,264
Accrued compensation and benefits	2,725	1,774
Accrued warranty costs	1,049	556
Accrued legal and accounting	225	257
Accrued taxes	101	74
Other accrued liabilities	1,232	1,155
Total	$20,895	$17,080

Long-term liabilities
Accrued compensation and benefits	$-	$48
	$-	$48

On January 16, 2015, Glenn D. Bolduc, resigned his positions as Chief Executive Officer and President of the Company), as well as his seat on the Company’s Board of Directors and his position as Chairman of the Board. In connection with and prior to Mr. Bolduc’s resignations, Mr. Bolduc entered into a Separation Agreement and Release (the “Separation Agreement”) with the Company.  The Separation Agreement provides that Mr. Bolduc’s resignation will be deemed an involuntary termination without cause pursuant to his Amended and Restated Employment Agreement dated as of June 25, 2013.  In this regard, and subject to the terms contained in the Employment Agreement, Mr. Bolduc is entitled to receive: (i) annual base salary for 18 months on a regular payroll basis; (ii) a pro rata portion of any bonus earned in 2015; (iii) continuation of coverage under and contributions to health care, dental and life insurance benefits for a 12 month period; and (iv) transfer of any key man life insurance.  In connection with Mr. Bolduc’s resignation, we recorded a non-recurring charge of $725,000 in our consolidated statements of operations and comprehensive loss for the year ended June 30, 2015.  As of September 30, 2015 and June 30, 2015, $422,000 and $480,000, respectively, of separation benefits are included in  accrued expenses in our condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Deferred Revenues – Current and Long-Term

Deferred revenues are recorded when we receive payments for product or services for which we have not yet completed our obligation to deliver product or have not completed services required by the contractual agreements.

As of September 30, 2015 and June 30, 2015, we had customer advance payment and extended warranty service agreements with maturities of less than one year, of $1,149,000 and $3,454,000, respectively, and extended warranty service agreements, with maturities of more than one year, of $336,000 and $221,000, respectively. Deferred revenues consisted of the following:

	September 30,	June 30,
(In thousands)	2015	2015
Current liabilities
Customer advance payments	$421	$3,121
Extended warranty service agreements	728	333
Total	$1,149	$3,454
Long-term liabilities
Extended warranty service agreements	$336	$221
Total	$336	$221

12.

Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of September 30, 2015 and 2014, potentially dilutive shares are excluded from the earnings per share calculation, because their effect would be antidilutive. Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended September 30,
(In thousands, except share and per share amounts)	2015	2014
Basic and diluted loss per share:
Numerator:
Net loss	$(911)	$(5,375)
Denominator:
Weighted average shares	76,206,953	64,747,624
BaBasic and diluted loss per share	$(0.01)	$(0.08)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents excluded from the diluted earnings per share calculation for the three months ended September 30, 2015 and 2014, were as follows:

	For the Three Months Ended September 30,
	2015	2014
Common stock equivalents excluded
Stock options	789,993	2,831,529
Warrants	56,538	793,424
Convertible debt	39,800,000	60,978,666
	40,646,531	64,603,619

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

•

DMRJ acquired the option to convert the amended and restated senior secured convertible promissory note dated March 12, 2012 (the “March 2012 Note”) into shares of Series J Convertible Preferred Stock in lieu of shares of Common Stock; and

•

the March 2012 Note and the September 2012 Note were amended to permit us to prepay any or all of our indebtedness thereunder on 30 days prior notice.

The third senior secured convertible promissory note bears interest at the rate of 15% per annum. The principal balance of this note, together with all outstanding interest and all other amounts owed thereunder, were due and payable on March 31, 2015. The third senior secured convertible promissory note is convertible in whole or in part, at DMRJ’s option, into shares of Series I Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series I Preferred Stock, the “Series I Original Issue Price”). We may prepay this note on 30 days prior notice.

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

As of September 30, 2015, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

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

As of September 30, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of September 30, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,954,000 and is included in current liabilities in the condensed consolidated financial statements.

As of October 31, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of October 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $13,495,000.

The note purchase agreement with Montsant contains restrictions and financial covenants including: (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, against the sale, assignment, transfer or lease of our assets, other than in the inventory ordinary course of business; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that  we maintain a minimum cash balance of at least $500,000; that the weighted average age of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00. Montsant waived our compliance with certain financial covenants in our promissory notes through the maturity date, consistent with the financial covenants which have been waived in each of our promissory notes and all related credit agreements with DMRJ.

Further, upon the occurrence of an event of default under certain provisions of our agreement with Montsant, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance outstanding.

As of September 30, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of September 30, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,738,000 and is included in current liabilities in the condensed consolidated financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2015, Montsant converted $245,000 of the accrued interest owed by us under a promissory note into 3,062,500 shares of our common stock, at an adjusted conversion price of $0.08 per share.

As of October 31, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of October 31, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,779,000.

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

As of September 30, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2015, our obligation under such notes for accrued interest amounted to approximately $872,000 and is included in current liabilities in the condensed consolidated financial statements.

As of October 31, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of October 31, 2015, our obligation under such notes for accrued interest amounted to approximately $1,147,000.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Stockholders’ Deficit

Common Shares Authorized

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

In December 2004, we adopted the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 500,000 shares were originally reserved for issuance under the 2004 Plan. In December 2005, our stockholders approved an increase in the 2004 Plan from 500,000 shares to 1,000,000 shares.  In December 2007, our stockholders approved an increase in the 2004 Plan from 1,000,000 shares to 2,000,000 shares. In March 2012, our stockholders approved an increase in the 2004 Plan from 2,000,000 shares to 4,000,000. The 2004 Plan expired in May 2014, as such no further options grants may be issued under this plan. In September 2012, our Board of Directors adopted an amendment to our 2004 Stock Option increasing the total number of shares of our common stock issuable thereunder from 4,000,000 shares to 20,000,000 shares. On July 1, 2015, at the 2015 Annual Meeting of Stockholders, the September 2012 amendment was approved by our stockholders.

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

As of September 30, 2015, there were options outstanding to purchase 21,320,484 shares of our common stock at exercise prices ranging from $0.08 to $3.89.

We issued 63,000 and 233,999 shares of common stock during the three months ended September 30, 2015 and 2014, respectively, as a result of the exercise of options by employees and consultants.

Stock Purchase Warrants and Stock Issuances

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.

In June 2015, we issued 550,000 shares of common stock having a value of $412,000 to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issued shares were valued at the closing stock price of $0.75 per share at May 6, 2013. The advisory and services agreements provide for the issuance of an additional 1,650,000 shares in equal monthly installments of 110,000 shares commencing in September 2015. On September 10, 2015, we issued 110,000 shares of common stock having a value of $83,000 to these two advisors for services rendered under the advisory and consulting services agreement.

As of September 30, 2015, there were warrants outstanding to purchase 3,155,000, shares of our common stock at exercise prices ranging from $0.54 to $1.22 expiring at various dates between May 25, 2016 and April 1, 2021.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2015, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$107,818	$1,455	2022 to 2035
State	$74,879	$983	2016 to 2035

We have recorded a full valuation allowance against our net deferred tax assets of $49,795,000 as of September 30, 2015, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  As of September 30, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

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

16.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We leased research and office space in San Diego, California and leased 300 square feet of office space in Shanghai, China.   On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  We are exiting from our lease in San Diego, CA. Total rent expense, including assessments for maintenance and real estate taxes for the three months ended September 30, 2015 and 2014, was $219,000 and $220,000, respectively.

License Agreements

We are obligated under one license agreement, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and narcotic applications, which we intend to incorporate into future security product offerings for certain minimum guaranteed annual payments. The license agreement expires on September 30, 2016 and as of September 30, 2015, we have no obligation under this license agreement for future minimum guaranteed payments.

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

18. Legal

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

We believe the case was without merit and that we had substantial defenses against the plaintiff’s claims. We are contesting the matter vigorously; on May 22, 2015, a motion to dismiss the Complaint with prejudice was served on the plaintiff and subsequently filed with the Court. On July 21, 2015, the Court endorsed an Order of Stipulation the parties entered into. The Stipulation provides, among other things, that the Complaint is dismissed with prejudice and the Motion to Dismiss is moot. The sole matter to be decided is whether the Plaintiff or the Company will recover their respective attorney’s fees and expenses incurred as a result of this litigation.  On October 28, 2015, the Court heard oral arguments from the Plaintiff’s counsel and our counsel as to the matter of the recovery of attorney’s fees and expenses. We believe that an unfavorable outcome on the case is possible, but not probable and the amount of the loss is estimated at $280,000. If, however, Mr. Miller is ultimately successful, it could have a material adverse effect on our business and financial condition.

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

19.

Subsequent Events

We have evaluated subsequent events after the balance sheet date through the date these financial statements were issued for appropriate accounting and disclosure and concluded that there are no subsequent events requiring adjustment or disclosure in these financial statements.

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

When we say “we,” “us,” “our,” “Company,” or “Implant Sciences,” we mean Implant Sciences Corporation and its subsidiaries.

Please see our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for a complete description of our business.

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

A significant component of our ability to compete in the markets that we serve are the attainment of regulatory approvals.  We have undertaken considerable efforts in the past twelve to eighteen months in this regard and have achieved the following regulatory approvals and customer orders:

•

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

•

On October 6, 2014, the QS-B220 successfully passed the European Civil Aviation Conference's (“ECAC”) Common Evaluation Process of Security Equipment (“CEP”) for airport checkpoint screening of passengers and baggage. The CEP was established to provide standards for security equipment performance across ECAC's 44 member nations.

•

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

•

On November 10, 2014, we received an initial delivery order from the TSA for 1,170 QS-B220 desktop explosives trace detectors.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2015. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2015 vs. September 30, 2014

Revenues

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
(In thousands)	Amount	Mix	Amount	Mix	Change
QS-B220	$12,491	86.8%	$754	40.3%	1,556.6%
QS-H150	687	4.8%	986	52.8%	(30.3%)
Parts and supplies	1,215	8.4%	129	6.9%	841.9%
Total	$14,393	100.0%	$1,869	100.0%	670.1%

Revenues for the three months ended September 30, 2015 were $14,393,000 as compared with $1,869,000 for the comparable prior year period, an increase of $12,524,000, or 670.1%. The increase in revenue is due primarily to a 2,313.0% increase in the number of QS-B220 desktop units sold in the three months ended September 30, 2015, due to increased shipments to European airports in the current three month period, offset partially by a 31.3% decrease in the average unit sales prices, which resulted in a 1,556.6% increase in QS-B220 revenues. Factors impacting our average unit sales prices are mainly due to the competitive market conditions and our decision to offer early payment discounts to certain distributors to hasten collection of our accounts receivable, which discounts amounted to $210,000 in the three months ended September 30, 2015.

The increased revenues achieved on our sales of the QS-B220 were partially offset by a 32.7% decrease in the number of QS-H150 handheld units sold in the three months ended September 30, 2015, compared to the prior period, due to decreased shipments to Asia and Africa, which is partially offset by a 3.5% increase in the average unit sales prices, which resulted in a 30.3% decrease in QS-H150 revenues.

Sales of parts and supplies increased 841.9% in the three months ended September 30, 2015, due primarily to increased sales of consumables and other supplies that shipped with the QS-B220 desktop units to European airports in the current three month period.

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

Cost of Revenues

Cost of revenues for the three months ended September 30, 2015 were $8,136,000 as compared with $1,251,000 for the comparable prior year period, an increase of $6,885,000 or 550.4%. The increase in cost of revenues recorded in the three months ended September 30, 2015 is primarily due to increased unit sales of our QS-B220 desktop units, offset partially by decreased unit sales of our QS-H150 handheld units.

Gross Margin

Gross margin for the three months ended September 30, 2015 was $6,257,000 or 43.5% of revenues as compared with $618,000 or 33.1% of revenues for the comparable prior year period. The increase in gross margin as a percent of revenues is primarily due to increased manufacturing overhead absorption, due to increased QS-B220 unit volume, lower material costs for the QS-B220 due to volume purchasing price reductions, and a 3.5% increase in the average unit sales price on sales of our QS-H150 units, partially offset by a decrease in the average unit sales price on sales of our QS-B220 units of 31.3%.

Research and Development Expense

Research and development expense for the three months ended September 30, 2015 was $1,083,000 as compared with $1,284,000 for the comparable prior year period, a decrease of $201,000 or 15.7%. The decrease in research and development expense is due primarily to the relocation of the San Diego, CA advanced technology office, which resulted in a $113,000 decrease in payroll and benefit costs, a $39,000 decrease in stock-based compensation, a $48,000 decrease in materials and prototype expense, a $58,000 decrease in regulatory testing expenses, offset partially by a $36,000 increase in travel expenses incurred in support of the ECAC system deployments in the current period and a $12,000 increase in engineering consulting expense. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next three to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 were $3,538,000 as compared with $2,675,000 for the comparable prior year period, an increase of $863,000, or 32.3%. The increase in selling, general and administrative expenses is due primarily to a $763,000 increase in payroll and benefit costs, due to the provision of $480,000 for  incentive compensation and a $200,000 sign on bonus for Mr. Liscouski, our President, a $560,000 increase in variable selling expenses, due to increased revenues, an $80,000 increase in legal fees, a $69,000 increase in travel expense incurred to support QS-B220 system installations in Europe, offset partially by a $294,000 decrease in stock-based compensation on employee stock options, a $188,000 decrease in stock-based compensation expense on non-employee warrants.

Other Expense

For the three months ended September 30, 2015, other expense was $2,547,000 as compared with other expense of $2,034,000, for the comparable prior year period, an increase of $513,000. The increase is due to increased interest expense on higher borrowings under our credit facilities with DMRJ and, to a lesser extent, the 1% increase in the BAM interest rate which took effect on April 1, 2015.

Net Loss

Our net loss for the three months ended September 30, 2015 was $911,000 as compared with a net loss of $5,375,000 for the comparable prior year period, a decrease of $4,464,000, or 83.1%. The decrease in the net loss is primarily due to increased revenues and gross margin, partially offset by increased operating expenses and an increase in interest expense.

Liquidity and Capital Resources

As of September 30, 2015 and June 30, 2015, we had cash and cash equivalents of $888,000 and $1,985,000, respectively.

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

Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of September 30, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of September 30, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,954,000 and is included in current liabilities in the consolidated financial statements.

As of October 31, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of October 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $13,495,000.

As of September 30, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of September 30, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,738,000 and is included in current liabilities in the consolidated financial statements.

As of October 31, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of October 31, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,779,000.

Our obligations to the investors are secured by security interests in substantially all of our assets. As of September 30, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2015, our obligation under such notes for accrued interest amounted to approximately $872,000 and is included in current liabilities in the consolidated financial statements.

As of October 31, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of October 31, 2015, our obligation under such notes for accrued interest amounted to approximately $1,147,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

During the three months ended September 30, 2015, we had net cash outflows of $1,268,000 from operating activities as compared to net cash outflows from operating activities of $2,683,000 for the comparable prior year period. The $1,415,000 decrease in net cash outflows used in operating activities during the three months ended September 30, 2015, as compared to the prior year period, was due to the following changes in working capital: (i) a $1,799,000 increase in accounts receivable, compared to a $496,000 increase in the prior period, due to increased product shipments during the latter part of the quarter ended September 30, 2015; (ii) a $2,126,000 increase in inventories compared to a $12,000 increase in the prior period, due primarily to increased customer order backlog, compared to the prior period; (iii) an increase in accrued expenses of $4,012,000, compared to a $1,134,000 increase in the prior period, due to primarily to an increase in our accrued interest, due to higher borrowings under our credit facilities with DMRJ and the increase in the BAM interest rate, and to a lesser extent, by an increase in accrued expenses in the current period due provisions for incentive compensation recorded in the three months ended September 30, 2015 and an increase in our provision for product warranty costs, due to increased unit shipments of our QS-B220 desktop units; (iv) a $2,190,000 decrease in deferred revenue, compared to a $1,422,000 increase in deferred revenue in the prior year period, due primarily to the application of ECAC customer advance deposits received in the quarter ended June 30, 2015, against accounts receivables resulting from shipments in the three months ended September 30, 2015; and, (v) a $1,630,000 increase in accounts payable, compared to a $413,000 decrease in the prior period, due to increased inventory related payables.

During the three months ended September 30, 2015, we had net cash outflows of $63,000 from investing activities as compared to net cash outflows of $11,000 from investing activities for the prior year period. The $52,000 increase in net cash used in investing activities during the three months ended September 30, 2015, as compared to the prior year period, was primarily due to increased purchases of equipment in the three months ended September 30, 2015.

During the three months ended September 30, 2015 we had net cash inflows of $224,000 from financing activities as compared to net cash inflows of $2,388,000 for the comparable prior year period. The $2,164,000 decrease in net cash from financing activities during the three months ended September 30, 2015, as compared to the prior year period, was primarily due to $200,000 in borrowings under our credit facility with DMRJ, compared to a borrowings of $2,258,000 in the prior fiscal year, and, to a lesser extent, a $106,000 decrease in proceeds received due to the exercise of stock options and warrants.

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

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations for the next several months.  These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product and on the extension of the maturity date of our credit facilities with DMRJ, BAM and Montsant.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on March 31, 2016. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lenders.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had one irrevocable standby letter of credit outstanding in the approximate amount of $297,000. The letter of credit provides warranty performance security equal to 5% of the contract amount with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to May 28, 2016.

As of September 30, 2015, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, which is effective for our fiscal year beginning July 1, 2018, the first day of our 2019 fiscal year. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

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

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest – Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 states that Staff at the Securities and Exchange Commission would not object to an entity deferring or presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there were outstanding borrowings under the arrangement.

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

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report. Important factors that could cause actual results to differ from our predictions include those discussed under this “Management’s Discussion and Analysis” and under “Risk Factors,” as well as those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. We urge readers to review carefully the risk factors described in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of material weaknesses described in our Annual Report on Form 10-K for the year ended June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, we did not maintain effective internal control over financial reporting as of September 30, 2015 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

We have implemented additional controls to address system access deficiencies and have begun instituting mitigating controls to address segregation of duty issues.

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

We believe the case was without merit and that we had substantial defenses against the plaintiff’s claims. We are contesting the matter vigorously; on May 22, 2015, a motion to dismiss the Complaint with prejudice was served on the plaintiff and subsequently filed with the Court. On July 21, 2015, the Court endorsed an Order of Stipulation the parties entered into. The Stipulation provides, among other things, that the Complaint is dismissed with prejudice and the Motion to Dismiss is moot. The sole matter to be decided is whether the Plaintiff or the Company will recover their respective attorney’s fees and expenses incurred as a result of this litigation.  On October 28, 2015, the Court heard oral arguments from the Plaintiff’s counsel and our counsel as to the matter of the recovery of attorney’s fees and expenses. We believe that an unfavorable outcome on the case is possible, but not probable and the amount of the loss is estimated at $280,000. If, however, Mr. Miller is ultimately successful, it could have a material adverse effect on our business and financial condition.

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

Item 1A.

Risk Factors

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2015.

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

Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of September 30, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of September 30, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $12,954,000 and is included in current liabilities in the consolidated financial statements.

As of October 31, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of October 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $13,495,000.

As of September 30, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of September 30, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,738,000 and is included in current liabilities in the consolidated financial statements.

As of October 31, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of October 31, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,779,000.

Our obligations to the investors are secured by security interests in substantially all of our assets. As of September 30, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2015, our obligation under such notes for accrued interest amounted to approximately $872,000 and is included in current liabilities in the consolidated financial statements.

As of October 31, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of October 31, 2015, our obligation under such notes for accrued interest amounted to approximately $1,147,000.

If we are unable to repay these amounts as required, refinance our obligations to DMRJ, Montsant and/or the other institutional investors, or negotiate extensions of these obligations, DMRJ, Montsant and/or BAM may seize our assets and we may be forced to file for protection under bankruptcy laws and to curtail or discontinue operations entirely.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2015, we issued 110,000 shares of common stock, having a value of $83,000, to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issuance of these shares was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

On September 24, 2015, Montsant converted $245,000 of the accrued interest owed by us under a promissory note into 3,062,500 shares of our common stock, at an adjusted conversion price of $0.08 per share. The issuance of these securities to Montsant is exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act.

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

Dated: November 16, 2015