Form 10-Q
period 2015-12-31
IMPLANT SCIENCES CORP
filed 2016-02-16
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

X	For the quarterly period ended December 31, 2015

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File No. 001-14949

Implant Sciences Corporation

Massachusetts	042837126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Research Drive, Unit 3, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

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

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of February 5, 2016, there were 78,805,620 shares of the registrant’s Common Stock outstanding. As of December 31, 2015, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $39,582,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2015 (unaudited) and June 30, 2015 (audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended December 31, 2015 and 2014 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6–24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-33
Item 4.	Controls and Procedures	33-34
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	34-35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	37

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)
	December 31, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 776	$ 1,985
Restricted cash and investments	367	367
Accounts receivable-trade, net of allowances of $5 and $47, respectively	6,116	872
Inventories, net	6,723	5,244
Prepaid expenses and other current assets	491	946
Total current assets	14,473	9,414
Property and equipment, net	841	880
Other non-current assets	98	98
Total assets	$ 15,412	$ 10,392
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$ 20,000	$ 20,000
Senior secured convertible promissory note – Montsant Partners	3,184	3,184
Senior secured promissory note – DMRJ	1,000	1,000
Second senior secured convertible promissory note – DMRJ	12,000	12,000
Third senior secured convertible promissory note - DMRJ	12,000	12,000
Line of credit – DMRJ	16,862	16,662
Current maturities of obligations under capital lease	26	45
Accrued expenses	24,759	17,080
Accounts payable	4,797	2,855
Deferred revenue	1,466	3,454
Total current liabilities	96,094	88,280
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	15	20
Accrued expenses, net of current	-	48
Deferred revenue, net of current	355	221
Total long-term liabilities	370	289
Total liabilities	96,464	88,569
Commitments and contingencies (Note 16)
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 78,699,165 and 78,688,620 shares issued and outstanding at December 31, 2015 and 75,113,665 and 75,103,120 shares issued and outstanding at June 30, 2015	79	75
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, no shares issued and outstanding	-	-
Series H Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 15,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	113,566	112,613
Accumulated deficit	(193,653)	(189,429)
Deferred compensation	(993)	(1,366)
Other comprehensive income	22	3
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders’ deficit	(81,052)	(78,177)
Total liabilities and stockholders’ deficit	$ 15,412	$ 10,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Revenues	$ 10,292	$ 2,141	$ 24,685	$ 4,010
Cost of revenues	6,439	1,777	14,575	3,028
Gross margin	3,853	364	10,110	982
Operating expenses:
Research and development	901	1,288	1,984	2,572
Selling, general and administrative	3,718	3,195	7,256	5,870
Total operating expenses	4,619	4,483	9,240	8,442
(Loss) income from operations	(766)	(4,119)	870	(7,460)
Other income (expense), net:
Interest expense	(2,547)	(2,125)	(5,094)	(4,159)
Net loss	(3,313)	(6,244)	(4,224)	(11,619)

Other comprehensive loss net of tax:
Foreign currency translation adjustments	(9)	4	(19)	1
Comprehensive loss	$ (3,322)	$ (6,240)	$ (4,243)	$ (11,618)

Net loss per share, basic and diluted	$ (0.04)	$ (0.09)	$ (0.05)	$ (0.17)

Weighted average shares used in computing net loss per common share, basic and diluted	78,528,620	70,938,120	77,367,787	67,842,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (4,224)	$ (11,619)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	104	81
Bad debt expense	(7)	46
Stock-based compensation expense	668	1,227
Warrants issued to non-employees	43	241
Common stock issued to consultants	331	68
Changes in assets and liabilities:
Accounts receivable	(5,237)	(416)
Inventories	(1,479)	170
Prepaid expenses and other current assets	455	37
Accounts payable	1,942	(134)
Accrued expenses	7,885	3,125
Deferred revenue	(1,854)	1,279
Net cash used in operating activities	(1,373)	(5,895)

Cash flows from investing activities:
Purchases of property and equipment	(65)	(314)
Net cash used in investing activities	(65)	(314)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and common stock purchase warrants	34	261
Principal repayments of long-term debt and capital lease obligations	(24)	(23)
Net borrowings on line of credit	200	5,605
Net cash provided by financing activities	210	5,843
Effect of exchange rate changes on cash and cash equivalents	19	1
Net change in cash and cash equivalents	(1,209)	(365)
Cash and cash equivalents at beginning of period	1,985	391
Cash and cash equivalents at end of period	$ 776	$ 26

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 5	$ 1,619
Non-cash Financing Activity:
Conversions of senior secured convertible promissory note interest to common shares	$ 245	$ 604
Common stock issued to consultants	331	68

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

On December 11, 2015, we entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (“RCA”), pursuant to which we may sell eligible accounts receivables relating to U.S. government prime contracts or subcontracts (as defined in the Purchase Agreement, “Eligible Receivables”) to RCA.  The total amount of Eligible Receivables that we may sell to RCA is subject to a maximum limit of $2,000,000 of outstanding receivables (the “Maximum Amount”) at any given time.  The Purchase Agreement terminates on November 30, 2016.

Despite our current sales, expense and cash flow projections and $3,084,000 in cash available from our line of credit with DMRJ, at February 5, 2016, to fund our operations and continue the development, commercialization and marketing of our products will require that we extend our note agreements with DMRJ, BAM and Monstant. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the six months ended December 31, 2015, we reported a net loss of approximately $4,224,000 and approximately used $1,373,000 in cash for operations.  As of December 31, 2015, the Company had an accumulated deficit of approximately $193,653,000 and a working capital deficit of approximately $81,621,000.  Management continually evaluates operating expenses and cash flow from operations.  Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of December 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $14,559,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of December 31, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of December 31, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,860,000 and is included in accrued expenses in the condensed consolidated financial statements.

On September 24, 2015, Montsant converted $245,000 of the accrued interest owed by us under a promissory note into 3,062,500 shares of our common stock, at an adjusted conversion price of $0.08 per share.

As of December 31, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2015, our obligation under such notes for accrued interest amounted to approximately $1,690,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of February 5, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of February 5, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $15,187,000.

As of February 5, 2016, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of February 5, 2016, our obligation to Montsant for accrued interest under this instrument approximated $1,907,000.

As of February 5, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of February 5, 2016, our obligation under such notes for accrued interest amounted to approximately $2,010,000.

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

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations, provided that our credit facilities are extended. These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product and on the extension of the maturity date of our credit facilities with DMRJ, BAM and Montsant.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on March 31, 2016. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

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

Security product sales tend to have a long sales cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we  hired additional sales personnel during fiscal 2013 that have specific industry experience and have retained new distributors. However, there can be no assurance that these efforts will increase revenue.

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

On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection screening systems for funding under a statement of work. The project, pending successful negotiations, is potentially worth up to approximately $2 million. Subject to successful conclusion of negotiations with the DHS, we expect the project to commence in the fourth of quarter of fiscal 2016.

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

We will require substantial funds for further research and development, regulatory approvals, and the marketing of our explosives detection products.  Our working capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the hiring of additional personnel, and acquiring capital equipment. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

2.

Interim Financial Statements and Basis of Presentation

Principles of Consolidation

The accompanying condensed consolidated financial statements include our operations in Massachusetts, our former facilities in California and Shanghai, China, and those of our wholly-owned subsidiaries. On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  Our San Diego, CA advanced technology office was relocated to our Wilmington, MA facility and our Shanghai office was closed. All intercompany transactions and accounts have been eliminated in consolidation.

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented. The results of operations and cash flows for the six months ended December 31, 2015 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The balance sheet at December 31, 2015 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as of and for the year ended June 30, 2015.

Use of Accounting Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of the more significant estimates include allowance for doubtful accounts, allowance for sales returns, inventory valuation, warranty reserves, stock-based compensation and long-lived assets. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters. Consequently, actual results could differ from such estimates.

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 7 of our Form 10-K for the fiscal year ended June 30, 2015.

Foreign Currency Translation

The assets and liabilities of our Shanghai representative office were translated into U.S. dollars at current exchange rates as of the balance sheet date; expenses were translated at average monthly exchange rates. Net unrealized translation gains or losses associated with the Shanghai office were recorded directly to other comprehensive income. Realized gains and losses from foreign currency transactions were not material for any of the periods presented. We had short-term inter-company receivables from our Shanghai office which were adjusted each period for changes in foreign currency exchange rates with a corresponding entry recorded as a component of the condensed consolidated statement of operations and comprehensive loss.

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

Our financial instruments at December 31, 2015 and June 30, 2015 include cash equivalents, restricted cash, accounts receivable, accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory note and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables, and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the non-recurring fair value measurements of assets and liabilities as of December 31, 2015:

		Fair Value Measurements as of December 31, 2015
Description (In thousands)	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$ 312	$ 312	$ -	$ -
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	3,184	-	-	3,184
Second senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Third senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Line of credit - DMRJ	16,862	-	-	16,862

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2015:

		Fair Value Measurements as of June 30, 2015
Description (In thousands)	Carrying Value at June 30, 2015	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$ 312	$ 312	$ -	$ -
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	3,184	-	-	3,184
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Third senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Line of credit - DMRJ	16,662	-	-	16,662

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.     Restricted Cash and Investments

As of December 31, 2015 and June 30, 2015, we had restricted cash and investments, with maturities of less than one year, of $367,000. Restricted cash and investments consisted of the following:

(In thousands)	December 31, 2015	June 30, 2015
Current assets
Certificates of deposit	$ 312	$ 312
Cash maintained to secure corporate credit card	55	55
Total	$ 367	$ 367

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

In May 2015, we entered into a corporate credit card agreement with our primary bank, pursuant to which the bank reserves $55,000 of the available cash held in our operating account maintained with the bank to collateralize 105% of the credit limit that is available under the credit card agreement.

5.

Stock Based Compensation

For the three months ended December 31, 2015 and 2014, our condensed consolidated statements of operations and comprehensive loss include $326,000 and $535,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards. For the six months ended December 31, 2015 and 2014, our condensed consolidated statements of operations and comprehensive loss include $668,000 and $1,227,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards, as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(In thousands)	2015	2014	2015	2014
Cost of revenues	$ 31	$ 53	$ 61	$ 101
Research and development	46	120	130	242
Selling, general and administrative	249	362	477	884
Total	$ 326	$ 535	$ 668	$ 1,227

As of December 31, 2015, the total amount of unrecognized stock-based compensation expense was approximately $1,741,000, which will be recognized over a weighted average period of 1.66 years.

As of December 31, 2015, there were options outstanding to purchase 21,076,651 shares of our common stock at exercise prices ranging from $0.08 to $2.30, with a weighted-average exercise price of $1.14.

6.

Related Party Transactions

In April 2011, we entered into an advisory and consulting agreement with Robert Liscouski, our President and a member of our Board of Directors, to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government. During the three and six months ended December 31, 2014, we paid Mr. Liscouski $60,000 and $105,000, respectively for services performed under this agreement which terminated effective on February 1, 2015, when Mr. Liscouski joined the Company. As of December 31, 2015, we had no obligation to Mr. Liscouski under this agreement.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2014, August 29, 2014, September 18, 2014 and October 2, 2014, Roger Deschenes, our Chief Financial Officer, advanced $100,000, $125,000, $125,000 and $100,000, respectively, for general working capital purposes, of which $450,000 of principal and $12,000 of interest has been repaid to Mr. Deschenes during the fiscal year ended June 30, 2015. The advances were payable on demand and bore interest at 15%. As of December 31, 2015 our obligation to Mr. Deschenes was $0.

7.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	December 31, 2015	June 30, 2015
Inventory deposits	$ 280	$ 677
Insurance	58	87
Bank fees	6	14
Other prepaid expenses	147	168
Total	$ 491	$ 946

8.

Inventories, net

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

(In thousands)	December 31, 2015	June 30, 2015
Raw materials	$ 3,895	$ 3,283
Work in progress	1,418	1,455
Finished goods	1,410	506
Total	$ 6,723	$ 5,244

As of December 31, 2015 and June 30, 2015, our reserves for excess and slow-moving inventories were $213,000 and $218,000, respectively.

9.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	December 31, 2015	June 30, 2015
Machinery and equipment	$ 553	$ 533
Computers and software	432	415
Furniture and fixtures	91	83
Leasehold improvements	173	159
Equipment under capital lease	159	157
Construction in progress	342	342
Sub-total	1,750	1,689
Less: accumulated depreciation and amortization	909	809
Total	$ 841	$ 880

For the three months ended December 31, 2015 and 2014, depreciation expense was approximately $50,000 and $40,000, respectively.

For the six months ended December 31, 2015 and 2014, depreciation expense was approximately $104,000 and $81,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    Accrued Expenses – Current and Long-Term

Accrued expenses consist of the following:

(In thousands)	December 31, 2015	June 30, 2015
Current liabilities
Accrued interest	$ 18,108	$ 13,264
Accrued compensation and benefits	3,299	1,774
Accrued warranty costs	1,337	556
Accrued legal and accounting	52	257
Accrued taxes	146	74
Other accrued liabilities	1,817	1,155
Total	$ 24,759	$ 17,080

Long-term liabilities
Accrued compensation and benefits	$ -	$ 48
	$ -	$ 48

On January 16, 2015, Glenn D. Bolduc, resigned his positions as Chief Executive Officer and President of the Company), as well as his seat on the Company’s Board of Directors and his position as Chairman of the Board. In connection with and prior to Mr. Bolduc’s resignations, Mr. Bolduc entered into a Separation Agreement and Release (the “Separation Agreement”) with the Company.  The Separation Agreement provides that Mr. Bolduc’s resignation will be deemed an involuntary termination without cause pursuant to his Amended and Restated Employment Agreement dated as of June 25, 2013.  In this regard, and subject to the terms contained in the Employment Agreement, Mr. Bolduc is entitled to receive: (i) annual base salary for 18 months on a regular payroll basis; (ii) a pro rata portion of any bonus earned in 2015; (iii) continuation of coverage under and contributions to health care, dental and life insurance benefits for a 12 month period; and (iv) transfer of any key man life insurance.  In connection with Mr. Bolduc’s resignation, we recorded a non-recurring charge of $725,000 in our consolidated statements of operations and comprehensive loss for the year ended June 30, 2015.  As of December 31, 2015 and June 30, 2015, $327,000 and $480,000, respectively, of separation benefits are included in accrued expenses in our condensed consolidated financial statements.

11.

Deferred Revenues – Current and Long-Term

Deferred revenues are recorded when we receive payments for product or services for which we have not yet completed our obligation to deliver product or have not completed services required by the contractual agreements.

As of December 31, 2015 and June 30, 2015, we had customer advance payment and extended warranty service agreements with maturities of less than one year, of $1,466,000 and $3,454,000, respectively, and extended warranty service agreements, with maturities of more than one year, of $355,000 and $221,000, respectively. Deferred revenues consisted of the following:

(In thousands)	December 31, 2015	June 30, 2015
Current liabilities
Customer advance payments	$ 1,033	$ 3,121
Extended warranty service agreements	433	333
Total	$ 1,466	$ 3,454
Long-term liabilities
Extended warranty service agreements	$ 355	$ 221
Total	$ 355	$ 221

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of December 31, 2015 and 2014, potentially dilutive shares are excluded from the earnings per share calculation, because their effect would be antidilutive. Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(In thousands, except share and per share amounts)	2015	2014	2015	2014
Basic and diluted loss per share:
Numerator:
Net loss	$ (3,313)	$ (6,244)	$ (4,224)	$ (11,619)
Denominator:
Weighted average shares	78,528,620	70,938,120	77,367,787	67,842,872
Basic and diluted loss per share	$ (0.04)	$ (0.09)	$ (0.05)	$ (0.17)

Common stock equivalents excluded from the diluted earnings per share calculation for the three and six months ended December 31, 2015 and 2014, were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Common stock equivalents excluded
Stock options	556,561	2,141,637	686,859	2,406,659
Warrants	-	579,207	32,396	689,052
Convertible debt	39,800,000	60,978,666	39,800,000	60,978,666
	40,356,561	63,699,510	40,519,255	64,074,377

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

The note contains restrictions and financial covenants including: (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring  any liens or indebtedness; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, provided, however, that a merger or consolidation is permitted if we are the surviving entity; against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business and excluding inventory and certain asset sales expressly permitted by the note purchase agreement; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that we have authorized or

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reserved for the purpose of issuance, 150% of the aggregate number of shares of our common stock issuable upon exercise of  the warrant; that we maintain a minimum cash balance of at least $500,000; that the aggregate dollar amount of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

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

As of December 31, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of December 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $14,559,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of February 5, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of February 5, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $15,187,000.

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

As of December 31, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of December 31, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,860,000 and is included in accrued expenses in the condensed consolidated financial statements

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2015, Montsant converted $245,000 of the accrued interest owed by us under a promissory note into 3,062,500 shares of our common stock, at an adjusted conversion price of $0.08 per share.

As of February 5, 2016, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of February 5, 2016, our obligation to Montsant for accrued interest under this instrument approximated $1,907,000.

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

As of December 31, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2015, our obligation under such notes for accrued interest amounted to approximately $1,690,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of February 5, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of February 5, 2016, our obligation under such notes for accrued interest amounted to approximately $2,010,000.

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

As of December 31, 2015, there were options outstanding to purchase 21,076,651 shares of our common stock at exercise prices ranging from $0.08 to $2.30.

We issued 20,000 and 255,000 shares of common stock during the three months ended December 31, 2015 and 2014, respectively, as a result of the exercise of options by employees and consultants. We issued 83,000 and 488,999 shares of common stock during the six months ended December 31, 2015 and 2014, respectively, as a result of the exercise of options by employees and consultants.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchase Warrants and Stock Issuances

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.

In June 2015, we issued 550,000 shares of common stock having a value of $412,000 to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issued shares were valued at the closing stock price of $0.75 per share at May 6, 2015. The advisory and services agreements provide for the issuance of an additional 1,650,000 shares in equal monthly installments of 110,000 shares commencing in September 2015. For the six month ended December 31, 2015, we have issued 440,000 shares of common stock having a value of $331,000 to these two advisors for services rendered under the advisory and consulting services agreement.

As of December 31, 2015, there were warrants outstanding to purchase 3,155,000, shares of our common stock at exercise prices ranging from $0.54 to $1.22 expiring at various dates between May 25, 2016 and April 1, 2021.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$ 107,818	$ 1,455	2022 to 2035
State	$ 74,879	$ 983	2016 to 2035

We have recorded a full valuation allowance against our net deferred tax assets of $49,795,000 as of December 31, 2015, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

Potential 382 Limitation

Our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service.  Our ability to utilize our net operating loss (“NOL”) and alternative minimum tax (“AMT”) and research and development credit (“R&D”) carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions.  These ownership changes may limit the amount of NOL, AMT and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined in Section 382 of the Code, results from a transaction or series of transactions over a six-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  As of December 31, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

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

16.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We leased research and office space in San Diego, California and leased 300 square feet of office space in Shanghai, China.   On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  In November, 2015, we exited from our lease in San Diego, CA. Total rent expense, including assessments for maintenance and real estate taxes for the six months ended December 31, 2015 and 2014, was $363,000 and $437,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

License Agreements

We are obligated under one license agreement, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and narcotic applications, which we intend to incorporate into future security product offerings for certain minimum guaranteed annual payments. The license agreement expires on September 30, 2016 and as of December 31, 2015, we have no obligation under this license agreement for future minimum guaranteed payments.

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

On May 22, 2015, a motion to dismiss the Complaint with prejudice was served on the plaintiff and subsequently filed with the Court. On July 21, 2015, the Court endorsed an Order of Stipulation the parties entered into. The Stipulation provides, among other things, that the Complaint is dismissed with prejudice and the Motion to Dismiss is moot. On December 17, 2015, the Court ruled that the Plaintiff’s counsel was entitled to a fee of $70,000 together with costs of approximately $6,000. During the three and six months ended December 31, 2015, we recorded a charge of $76,000  in our condensed consolidated statement of operations and comprehensive loss which  is included in current liabilities on our condensed consolidated balance sheets at December 31, 2015.

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

•

On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection screening systems for funding. The project, pending successful negotiations, is potentially worth up to approximately $2 million. Subject to successful conclusion of negotiations with the DHS, we expect the project to commence in the fourth quarter of fiscal 2016.

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

•

On November 10, 2014, we received an initial delivery order from the TSA for 1,170 QS-B220 desktop explosives trace detectors and commenced shipments under the delivery order in December 2015.

•

On December 3, 2015, we announced that our Board of Directors has authorized management to retain financial advisors to explore strategic alternatives to maximize shareholder value.

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

Results of Operations

Three Months Ended December 31, 2015 vs. December 31, 2014

Revenues

	For the Three Months Ended December 31, 2015		For the Three Months Ended December 31, 2014
(In thousands)	Amount	Mix	Amount	Mix	Change
QS-B220	$ 7,557	73.4%	$ 1,163	54.3%	549.8%
QS-H150	1,725	16.8%	805	37.6%	114.3%
Parts and supplies	1,010	9.8%	173	8.1%	483.8%
Total	$ 10,292	100.0%	$ 2,141	100.0%	380.7%

Revenues for the three months ended December 31, 2015 were $10,292,000 as compared with $2,141,000 for the comparable prior year period, an increase of $8,151,000, or 380.7%. The increase in revenue is due primarily to a 818.0% increase in the number of QS-B220 desktop units sold in the three months ended December 31, 2015, due to the initial shipments under our delivery order with the U.S. Transportation Security Administration, increased shipments to European airports and increased shipments to Asia, Africa and South America in the current three month period, offset partially by a 29.2% decrease in the average unit sales prices, which resulted in a 549.8% increase in QS-B220 revenues. Factors impacting our average unit sales prices are mainly due to the competitive market conditions and our decision to offer early payment discounts to certain distributors to hasten collection of our accounts receivable, which discounts in the aggregate amounted to $97,000 in the three months ended December 31, 2015.

QS-H150 handheld units sold in the three months ended December 31, 2015, increased 121.4%, compared to the prior period, due to increased shipments to Asia and Africa, which is partially offset by a 3.2% decrease in the average unit sales prices, which resulted in a 114.3% increase in QS-H150 revenues.

Sales of parts and supplies increased 483.8% in the three months ended December 31, 2015, due primarily to increased sales of consumables and other supplies that shipped with the QS-B220 desktop units in the current three month period.

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

Cost of Revenues

Cost of revenues for the three months ended December 31, 2015 were $6,439,000 as compared with $1,777,000 for the comparable prior year period, an increase of $4,662,000 or 262.4%. The increase in cost of revenues recorded in the three months ended December 31, 2015 is primarily due to increased unit sales of our QS-B220 desktop units and increased unit sales of our QS-H150 handheld units.

Gross Margin

Gross margin for the three months ended December 31, 2015 was $3,853,000 or 37.4% of revenues as compared with $364,000 or 17.0% of revenues for the comparable prior year period. The increase in gross margin as a percent of revenues is primarily due to increased manufacturing overhead absorption, due to increased QS-B220 unit volume and lower material costs for the QS-B220 due to volume purchasing price reductions, partially offset by  a decrease in the average unit sales price on sales of our QS-B220 units of 29.2%. and 3.2% decrease in the average unit sales price on sales of our QS-H150 units.

Research and Development Expense

Research and development expense for the three months ended December 31, 2015 was $901,000 as compared with $1,288,000 for the comparable prior year period, a decrease of $387,000 or 30.0%. The decrease in research and development expense is due primarily to the relocation of the San Diego, CA advanced technology office, which resulted in a $138,000 decrease in payroll and benefit costs, a $73,000 decrease in stock-based compensation, a $91,000 decrease in materials and prototype expense, a $32,000 decrease in rent expense, and a $16,000 decrease in engineering consulting expense. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2015 were $3,718,000 as compared with $3,195,000 for the comparable prior year period, an increase of $523,000, or 16.4%. The increase in selling, general  and administrative expenses is due primarily a $594,000 increase in consulting expenses due to the issuance of shares of our common stock to two advisors for services rendered under the advisory and consulting services agreements, a $528,000 increase in payroll and related benefits due  primarily to the provision of $480,000 for  incentive compensation, a $298,000 increase in variable selling expenses, due to increased revenues and the $76,000 charge recorded for the plaintiff’s counsel fee and expenses, resulting from the Miller litigation,  partially offset by a separation benefits of $725,000 provided to our former CEO due to his resignation in the prior year period, a $112,000 decrease in stock-based compensation on employee stock options, a $52,000 decrease in bad debt expense, and a $33,000 decrease in rent expense.

 Other Expense

For the three months ended December 31, 2015, other expense was $2,547,000 as compared with other expense of $2,125,00, for the comparable prior year period, an increase of $422,000. The increase is due to increased interest expense on higher borrowings under our credit facilities with DMRJ and, to a lesser extent, the 1% increase in the BAM interest rate which took effect on April 1, 2015.

Net Loss

Our net loss for the three months ended December 31, 2015 was $3,313,000 as compared with a net loss of $6,244,000 for the comparable prior year period, a decrease of $2,931,000, or 46.9%. The decrease in the net loss is primarily due to increased revenues and gross margin, partially offset by increased operating expenses and an increase in interest expense.

Six Months Ended December 31, 2015 vs. December 31, 2014

Revenues

	For the Six Months Ended December 31, 2015		For the Six Months Ended December 31, 2014
(In thousands)	Amount	Mix	Amount	Mix	Change
QS-B220	$ 20,048	81.2%	$ 1,917	47.8%	945.8%
QS-H150	2,412	9.8%	1,791	44.7%	34.7%
Parts and supplies	2,225	9.0%	302	7.5%	636.8%
Total	$ 24,685	100.0%	$ 4,010	100.0%	515.6%

Revenues for the six months ended December 31, 2015 were $24,685,000 as compared with $4,010,000 for the comparable prior year period, an increase of $20,675,000, or 515.6%. The increase in revenue is due primarily to a 1,372.6% increase in the number of QS-B220 desktop units sold in the six months ended December 31, 2015, due to increased shipments to European airports, initial shipments under our delivery order with the U.S. Transportation Security Administration, and increased shipments to Asia, Africa and South America in the current six month period, offset partially by a 29.0% decrease in the average unit sales prices, which resulted in a 945.8% increase in QS-B220 revenues. Factors impacting our average unit sales prices are mainly due to the competitive market conditions and our decision to offer early payment discounts to certain distributors to hasten collection of our accounts receivable, which discountsin the aggr amounted to $307,000 in the six months ended December 31, 2015.

QS-H150 handheld units sold in the six months ended December 31, 2015, increased 38.5%, compared to the prior period, due to increased shipments to Asia and Africa, which is partially offset by a 2.7% decrease in the average unit sales prices, which resulted in a 34.7% increase in QS-H150 revenues.

Sales of parts and supplies increased 636.8% in the six months ended December 31, 2015, due primarily to increased sales of consumables and other supplies that shipped with the QS-B220 desktop units in the current six month period.

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

Cost of Revenues

Cost of revenues for the six months ended December 31, 2015 were $14,575,000 as compared with $3,028,000 for the comparable prior year period, an increase of $11,547,000 or 381.3%. The increase in cost of revenues recorded in the six months ended December 31, 2015 is primarily due to increased unit sales of our QS-B220 desktop units and, to a lesser extent, increased unit sales of our QS-H150 handheld units.

Gross Margin

Gross margin for the six months ended December 31, 2015 was $10,110,000 or 41.0% of revenues as compared with $982,000 or 24.5% of revenues for the comparable prior year period. The increase in gross margin as a percent of revenues is primarily due to increased manufacturing overhead absorption, due to increased QS-B220 unit volume and lower material costs for the QS-B220 due to volume purchasing price reductions, partially offset by a 29.0% decrease in the average unit sales price on sales of our QS-B220 units and by a decrease in the average unit sales price on sales of our QS-H150 units of 2.7%.

Research and Development Expense

Research and development expense for the six months ended December 31, 2015 was $1,984,000 as compared with $2,572,000 for the comparable prior year period, a decrease of $588,000 or 22.9%. The decrease in research and development expense is due primarily to the relocation of the San Diego, CA advanced technology office, which resulted in a $251,000 decrease in payroll and benefit costs, a $139,000 decrease in materials and prototype expenses, a $112,000 decrease in stock-based compensation, a $62,000 decrease in regulatory testing expenses, and a $15,000 decrease in rent expense, offset partially by a $43,000 increase in travel expenses incurred in support of the ECAC system deployments in the current period. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next six to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2015 were $7,256,000 as compared with $5,870,000 for the comparable prior year period, an increase of $1,386,000, or 23.6%. The increase in selling, general and administrative expenses is due primarily to a $1,291,000 increase in payroll and benefit costs, due to the provision of $960,000 for  incentive compensation and a $200,000 sign on bonus for Mr. Liscouski, our President, a $858,000 increase in variable selling expenses due to increased revenues, a $588,000 increase in consulting expenses due to the issuance of shares of our common stock to two advisors for services rendered under the advisory and consulting services agreements, a $79,000 increase in travel expense incurred to support QS-B220 system installations in European, the $76,000 charge recorded for the plaintiff’s counsel fee and expenses, resulting from the Miller litigation $68,000 increase in legal fees, offset partially by separation benefits of $725,000 provided to our former CEO due to his resignation in the prior year period, a $406,000 decrease in stock-based compensation on employee stock options, a $198,000 decrease in stock-based compensation expense on non-employee warrants, a $53,000 decrease in bad debt expense, and a $46,000 decrease in rent expense.

 Other Expense

For the six months ended December 31, 2015, other expense was $5,094,000 as compared with other expense of $4,159,000, for the comparable prior year period, an increase of $935,000. The increase is due to increased interest expense on higher borrowings under our credit facilities with DMRJ and, to a lesser extent, the 1% increase in the BAM interest rate which took effect on April 1, 2015.

Net Loss

Our net loss for the six months ended December 31, 2015 was $4,224,000 as compared with a net loss of $11,619,000 for the comparable prior year period, a decrease of $7,395,000, or 63.6%. The decrease in the net loss is primarily due to increased revenues and gross margin, partially offset by increased operating expenses and an increase in interest expense.

Liquidity and Capital Resources

As of December 31, 2015 and June 30, 2015, we had cash and cash equivalents of $776,000 and $1,985,000, respectively.

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

Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of December 31, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of December 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $14,559,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of February 5, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of February 5, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $15,187,000.

As of December 31, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of December 31, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,860,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of February 5, 2016, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of February 5, 2016, our obligation to Montsant for accrued interest under this instrument approximated $1,907,000.

Our obligations to the investors are secured by security interests in substantially all of our assets. As of December 31, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2015, our obligation under such notes for accrued interest amounted to approximately $1,690,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of February 5, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of February 5, 2016, our obligation under such notes for accrued interest amounted to approximately $2,010,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

On December 11, 2015, we entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (“RCA”), pursuant to which we may sell eligible accounts receivables relating to U.S. government prime contracts or subcontracts (as defined in the Purchase Agreement, “Eligible Receivables”) to RCA.  The total amount of Eligible Receivables that we may sell to RCA is subject to a maximum limit of $2,000,000 of outstanding receivables (the “Maximum Amount”) at any given time.  The Purchase Agreement terminates on November 30, 2016.

Pursuant to the terms of the Purchase Agreement, we will receive from RCA, within two business days of the submission of the applicable invoice, an initial payment equal to 90% of the face value of an Eligible Receivable purchased by RCA.  Following payment of such Eligible Receivable to RCA by the relevant customer, RCA shall pay the Company the residual 10% of such receivable, less fees payable to RCA by the Company pursuant to the Purchase Agreement.

We have paid, or will pay, as applicable, the following fees, as applicable, to RCA pursuant to the Purchase Agreement: (i) an initial enrollment fee equal to $5,000.00; (ii) a discount factor equal to 0.35%, for U.S. government contracts (or 0.53% for U.S. government subcontracts), of the amounts of purchased receivables; (iii) a program access fee equal to 0.017% of the daily ending account balance for each day that receivables are outstanding; (iv) a commitment fee equal to 1% of Maximum Amount minus the amount of purchased receivables; and (v) expenses relating to the negotiation of the Purchase Agreement, which amount is not expected to exceed $1,000.  As of December 31, 2015, we had not yet sold any receivables to RCA pursuant to the Purchase Agreement.

BAM Administrative Services LLC and DMRJ Group LLC consented to the transactions contemplated by the Purchase Agreement.

During the six months ended December 31, 2015, we had net cash outflows of $1,373,000 from operating activities as compared to net cash outflows from operating activities of $5,895,000 for the comparable prior year period. The $4,522,000 decrease in net cash outflows used in operating activities during the six months ended December 31, 2015, as compared to the prior year period, was due to the following changes in working capital: (i) a $5,237,000 increase in accounts receivable, compared to a $416,000 increase in the prior period, due to increased product shipments during the latter part of the quarter ended December 31, 2015; (ii) a $1,479,000 increase in inventories compared to a $170,000 decrease in the prior period, due primarily to increased customer order backlog, compared to the prior period; (iii) an increase in accrued expenses of $7,885,000, compared to a $3,125,000 increase in the prior period, due to primarily to an increase in our accrued interest, due to higher borrowings under our credit facilities with DMRJ and the increase in the BAM interest rate, and to a lesser extent, by an increase in accrued expenses in the current period due provisions for incentive compensation recorded in the six months ended December 31, 2015 and an increase in our provision for product warranty costs, due to increased unit shipments of our QS-B220 desktop units; (iv) a $1,854,000 decrease in deferred revenue, compared to a $1,279,000 increase in deferred revenue in the prior year period, due primarily to the application of ECAC customer advance deposits received in the quarter ended June 30, 2015, against accounts receivables resulting from shipments in the six months ended December 31, 2015; and, (v) a $1,942,000 increase in accounts payable, compared to a $134,000 decrease in the prior period, due to increased inventory related payables.

During the six months ended December 31, 2015, we had net cash outflows of $65,000 from investing activities as compared to net cash outflows of $314,000 from investing activities for the prior year period. The $249,000 decrease in net cash used in investing activities during the six months ended December 31, 2015, as compared to the prior year period, was primarily due to increased purchases of equipment in the six months ended December 31, 2014.

During the six months ended December 31, 2015 we had net cash inflows of $210,000 from financing activities as compared to net cash inflows of $5,843,000 for the comparable prior year period. The $5,633,000 decrease in net cash from financing activities during the six months ended December 31, 2015, as compared to the prior year period, was primarily due to $200,000 in borrowings under our credit facility with DMRJ, compared to a borrowings of $5,605,000 in the prior fiscal year, and, to a lesser extent, a $227,000 decrease in proceeds received due to the exercise of stock options and warrants.

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

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations, provided that our credit facilities are extended. These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product and on the extension of the maturity date of our credit facilities with DMRJ, BAM and Montsant.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on March 31, 2016. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

Despite our current sales, expense and cash flow projections and $3,084,000 in cash available from our line of credit with DMRJ, at February 5, 2016, to fund our operations and continue the development, commercialization and marketing of our products will require that we extend our credit facilities with DMRJ, BAM and Montsant. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had one irrevocable standby letter of credit outstanding in the approximate amount of $297,000. The letter of credit provides warranty performance security equal to 5% of the contract amount with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to May 28, 2016.

As of December 31, 2015, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of material weaknesses described in our Annual Report on Form 10-K for the year ended June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, we did not maintain effective internal control over financial reporting as of December 31, 2015 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2015, we have implemented additional controls to address system access deficiencies and have begun instituting mitigating controls to address segregation of duty issues. There are no other changes that have materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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

On May 22, 2015, a motion to dismiss the Complaint with prejudice was served on the plaintiff and subsequently filed with the Court. On July 21, 2015, the Court endorsed an Order of Stipulation the parties entered into. The Stipulation provides, among other things, that the Complaint is dismissed with prejudice and the Motion to Dismiss is moot. On December 17, 2015, the Court ruled that the Plaintiff’s counsel was entitled to a fee of $70,000 together with costs of approximately $6,000. During the three and six months ended December 31, 2015, we recorded a charge of $76,000  in our condensed consolidated statement of operations and comprehensive loss which  is included in current liabilities on our condensed consolidated balance sheets at December 31, 2015.

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

Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of December 31, 2015, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of December 31, 2015, our obligation to DMRJ for accrued interest under these instruments approximated $14,559,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of February 5, 2016, our obligations to DMRJ under each of the six promissory notes and a revolving line of credit approximated $12,000,000, $12,000,000, $1,000,000 and $16,862,000, respectively. Further, as of February 5, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $15,187,000.

As of December 31, 2015, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of December 31, 2015, our obligation to Montsant for accrued interest under this instrument approximated $1,860,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of February 5, 2016, our obligations to Montsant under a promissory note approximated $3,184,000. Further, as of February 5, 2016, our obligation to Montsant for accrued interest under this instrument approximated $1,907,000.

Our obligations to the investors are secured by security interests in substantially all of our assets. As of December 31, 2015, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2015, our obligation under such notes for accrued interest amounted to approximately $1,690,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of February 5, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of February 5, 2016, our obligation under such notes for accrued interest amounted to approximately $2,010,000.

If we are unable to repay these amounts as required, refinance our obligations to DMRJ, BAM and Montsant or negotiate extensions of these obligations, DMRJ, BAM and Montsant may seize our assets and we may be forced to file for protection under bankruptcy laws and to curtail or discontinue operations entirely.

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product. Our failure to raise capital could have a material adverse effect on our business.

Management continually evaluates operating expenses and plans to increase sales and increase cash flow from operations. Despite our current sales, expense and cash flow projections and $3,084,000 in cash available from our line of credit with DMRJ, at February 5, 2016, to fund our operations and continue the development, commercialization and marketing of our products will require that we extend our credit facilities with DMRJ, BAM and Montsant. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2015, we issued 330,000 shares of common stock, having a value of approximately $248,000, to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issuance of these shares was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 6.

Exhibits

Exhibit No.	Description
10.1

Accounts Receivable Purchase Agreement, dated as of December 11, 2015, between Implant Sciences Corporation and Republic Capital Access, LLC (incorporated herein by reference Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 22, 2015 and filed  on January 4, 2016).

10.2

Lien Release Agreement, dated as of December 17, 2015, between Republic Capital Access, LLC and DMRJ Group, LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 22, 2015and filed on January 4, 2016).

10.3

Lien Release and Amendment Agreement, dated as of December 22, 2015, between Republic Capital Access, LLC, BAM Administrative Services, LLC and Implant Sciences Corporation (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 22, 2015 and filed on January 4, 2016).

10.4	Amendment No. 1 to Employment Agreement between Implant Sciences Corporation and William McGann, dated January 6, 2016.*
10.5	Amendment No. 1 to Employment Agreement between Implant Sciences Corporation and Darryl Jones, dated January 6, 2016.*
10.6	Amendment No. 1 to Employment Agreement between Implant Sciences Corporation and Todd Silvestri, dated January 6, 2016.*
10.7	Amendment No. 1 to Employment Agreement between Implant Sciences Corporation and Brenda Baron, dated January 6, 2016.*
10.8	Amendment No. 1 to Employment Agreement between Implant Sciences Corporation and Roger Deschenes, dated January 6, 2016.*
10.9	Employment Agreement between Implant Sciences Corporation and Robert Liscouski, dated December 15, 2015.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract of compensatory plan or arrangement.
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

Dated: February 16, 2016