Form 10-Q
period 2016-03-31
IMPLANT SCIENCES CORP
filed 2016-05-16
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 79,025,620 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and June 30, 2015 (audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2016 and 2015 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6–29
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-39
Item 4.	Controls and Procedures	39-40
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	40-41
Item 1A.	Risk Factors	41-42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6.	Exhibits	43

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)
	March 31, 2016	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 280	$ 1,985
Restricted cash and investments	367	367
Accounts receivable-trade, net of allowances of $5 and $47, respectively	6,468	872
Inventories, net	5,981	5,244
Prepaid expenses and other current assets	1,609	946
Total current assets	14,705	9,414
Property and equipment, net	840	880
Other non-current assets	98	98
Total assets	$ 15,643	$ 10,392
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$ 20,000	$ 20,000
Senior secured convertible promissory note – Montsant Partners	5,284	3,184
Senior secured promissory note – DMRJ	1,000	1,000
Second senior secured convertible promissory note – DMRJ	18,970	12,000
Third senior secured convertible promissory note - DMRJ	17,523	12,000
Line of credit – DMRJ	17,662	16,662
Current maturities of obligations under capital lease	17	45
Accrued expenses	13,179	17,080
Accounts payable	4,977	2,855
Deferred revenue	1,049	3,454
Total current liabilities	99,661	88,280
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	12	20
Accrued expenses, net of current	-	48
Deferred revenue, net of current	539	221
Total long-term liabilities	551	289
Total liabilities	100,212	88,569
Commitments and contingencies (Note 17)
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 79,036,165 and 79,025,620 shares issued and outstanding at March 31, 2016 and 75,113,665 and 75,103,120 shares issued and outstanding at June 30, 2015	79	75
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, no shares issued and outstanding	-	-
Series H Convertible Preferred Stock; no stated value; 22,500 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 21,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,500 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	113,883	112,613
Accumulated deficit	(197,749)	(189,429)
Deferred compensation	(730)	(1,366)
Other comprehensive income	21	3
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders’ deficit	(84,569)	(78,177)
Total liabilities and stockholders’ deficit	$ 15,643	$ 10,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues
Product
Government	$ 3,932	$ -	$ 7,194	$ -
Commercial	6,816	3,237	27,539	7,155
	10,748	3,237	34,733	7,155
Services
Government	40	-	465	-
Commercial	135	68	410	160
	175	68	875	160
Total revenues	10,923	3,305	35,608	7,315
Cost of revenues	7,691	2,129	22,266	5,157
Gross margin	3,232	1,176	13,342	2,158
Operating expenses:
Research and development	1,040	1,347	3,024	3,919
Selling, general and administrative	3,811	3,318	11,067	9,188
Total operating expenses	4,851	4,665	14,091	13,107
Loss from operations	(1,619)	(3,489)	(749)	(10,949)
Other income (expense), net:
Interest income	-	1	-	1
Interest expense	(2,477)	(2,243)	(7,571)	(6,402)
Total other expense, net	(2,477)	(2,242)	(7,571)	(6,401)
Net loss	(4,096)	(5,731)	(8,320)	(17,350)

Other comprehensive loss net of tax:
Foreign currency translation adjustments	-	(1)	(19)	1
Comprehensive loss	$ (4,096)	$ (5,732)	$ (8,339)	$ (17,349)

Net loss per share, basic and diluted	$ (0.05)	$ (0.08)	$ (0.11)	$ (0.25)

Weighted average shares used in computing net loss per common share, basic and diluted	78,878,953	72,677,287	77,871,509	69,454,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (8,320)	$ (17,350)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	153	126
Bad debt expense	(6)	48
Stock-based compensation expense	982	2,381
Loss on disposal of equipment	3	-
Warrants issued to non-employees	58	265
Common stock issued to consultants	579	68
Changes in assets and liabilities:
Accounts receivable	(5,590)	(803)
Inventories	(737)	(468)
Prepaid expenses and other current assets	356	(298)
Accounts payable	2,122	(615)
Accrued expenses	9,880	6,047
Deferred revenue	(2,087)	1,317
Net cash used in operating activities	(2,607)	(9,282)

Cash flows from investing activities:
Purchases of property and equipment	(117)	(341)
Net cash used in investing activities	(117)	(341)

Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and common stock purchase warrants	37	262
Principal repayments of long-term debt and capital lease obligations	(36)	(34)
Net borrowings on line of credit	1,000	10,917
Net cash provided by financing activities	1,001	11,145
Effect of exchange rate changes on cash and cash equivalents	18	1
Net change in cash and cash equivalents	(1,705)	1,523
Cash and cash equivalents at beginning of period	1,985	391
Cash and cash equivalents at end of period	$ 280	$ 1,914

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 813	$ 2,380
Non-cash Financing Activity:
Conversions of senior secured convertible promissory note interest to common shares	$ 245	$ 799
Common stock issued to consultants	579	68
Accrued interest converted to debt	13,574	-
Prepaid interest added to debt	1,019	-

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

On May 4, 2015, we entered into an assignment agreement with DMRJ and Montsant Partners, LLC (“Montsant”), wherein DMRJ assigned its rights, title and interest in the senior secured promissory note dated December 10, 2008 and appointed DMRJ as its collateral agent under the promissory note agreement. DMRJ and Montsant are funds managed by Platinum Partners Value Arbitrage Fund LP.

On April 6, 2016,  we amended our credit agreements with DMRJ and Montsant, effective as of March 31, 2016, pursuant to which, amongst other matters, we extended the maturity date of our indebtedness to June 30, 2016 and December 30, 2016, respectively. Please refer to Note 13 for a complete discussion of the amended terms of the credit agreements.

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 16% per annum.  We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of principal of our outstanding indebtedness to DMRJ under revolving promissory note (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note (see Note 13). On April 6, 2016, we amended our credit agreements with BAM, effective as of March 31, 2016,  pursuant to which, amongst other matters, we extended the maturity date of all of our indebtedness from March 31, 2016 to June 29, 2016. Please refer to Note 13 for a complete discussion of the amended terms of this note agreement.

On December 11, 2015, we entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (“RCA”), pursuant to which we may sell eligible accounts receivable relating to U.S. government prime contracts or subcontracts (as defined in the Purchase Agreement, “Eligible Receivables”) to RCA.  On April 11, 2016, we amended the Purchase Agreement (the “Amended Purchase Agreement”). As amended, the total amount of Eligible Receivables that we may sell to RCA is subject to a maximum limit of $3,500,000 of outstanding receivables at any given time.  The Amended Purchase Agreement terminates on November 30, 2016.

Despite our current sales, expense and cash flow projections and $1,582,000 in cash available from our line of credit with DMRJ, at May 6, 2016, to fund our operations and continue the development, commercialization and marketing of our products will require that we extend our note agreements with DMRJ, BAM and Monstant. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the nine months ended March 31, 2016, we reported a net loss of approximately $8,320,000 and used approximately $2,607,000 in cash for operations.  As of March 31, 2016, the Company had an accumulated deficit of approximately $197,749,000 and a working capital deficit of approximately $84,956,000.  Management continually evaluates operating expenses and cash flow from operations.  Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

As of March 31, 2016, our principal obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of March 31, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $4,603,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of May 6, 2016, our principal obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of May 6, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $4,883,000.

As of March 31, 2016 and May 6, 2016, our principal obligations to Montsant under a promissory note approximated $5,284,000. Further, as of March 31, 2016 and May 6, 2016, our obligation to Montsant for accrued interest under this instrument was $0.

On September 24, 2015, Montsant converted $245,000 of the accrued interest owed by us under a promissory note into 3,062,500 shares of our common stock, at an adjusted conversion price of $0.08 per share.

As of March 31, 2016, our principal obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of March 31, 2016, our obligation under such notes for accrued interest amounted to approximately $1,600,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of May 6, 2016, our principal obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of May 6, 2016, our obligation under such notes for accrued interest amounted to approximately $1,920,000.

These conditions raise substantial doubt as to our ability to continue as a going concern. Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require that we seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of our credit agreements, we could be required to pay default rate interest equal to the interest rate per annum under each term note increased by an additional fourteen percent (14%) per annum (pro-rated for partial years), not to exceed the maximum legal rate per annum on the outstanding principal balance outstanding as permitted by applicable New York law. The failure to refinance or otherwise negotiate further extensions of our obligations to our secured lenders would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations, provided that our credit facilities are extended. These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product and on the extension of the maturity date of our credit facilities with DMRJ, BAM and Montsant.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on various dates between June 29, 2016 and December 30, 2016. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards,

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

strategic alliances, and through our lending institutions.

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

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operating results and cash flows for the periods presented. The results of operations and cash flows for the nine months ended March 31, 2016 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The balance sheet at June 30, 2015 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 was issued to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount under Concepts Statement 6. Debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate and improves consistency with IFRS. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year.  We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

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

As of March 31, 2016, we had one irrevocable standby letter of credit outstanding in the approximate amount of $297,000. The letter of credit provides warranty performance security equal to 5% of the contract amount with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to April 15, 2017.

We have no other significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements.

We place our cash with financial institutions which we believe are of high credit quality.

Our revenues are derived from both domestic and international sales.  During the nine months ended March 31, 2016, a customer from France and an agency of the U.S. government represented approximately 28% and 22% of our revenue, respectively. During the nine months ended March 31, 2015, a customer from Norway and a customer from Spain represented 12% and 11%, respectively, of our revenue.

At March 31, 2016, two customers accounted for approximately $4,735,000 of accounts receivable, or 73% of accounts receivable outstanding as of that date. At March 31, 2015, four customers accounted for approximately $1,042,000 of accounts receivable, or 80% of accounts receivable outstanding as of that date.

For the nine months ended March 31, 2016 and 2015, we had one supplier who provides component parts used in the manufacture of our QS-B220 from whom our aggregate purchases represented approximately 20%  and 11%, respectively, of our component inventory purchases for these periods. The refusal or inability of this manufacture to provide these component parts for a substantial period, or the loss of this manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our financial instruments at March 31, 2016 and June 30, 2015 include cash equivalents, restricted cash, accounts receivable, accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory note and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables, and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 13, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the non-recurring fair value measurements of assets and liabilities as of March 31, 2016:

		Fair Value Measurements as of March 31, 2016
Description (In thousands)	Carrying Value at March 31, 2016	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$ 312	$ 312	$ -	$ -
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	5,284	-	-	5,284
Second senior secured convertible promissory note – DMRJ	18,970	-	-	18,970
Third senior secured convertible promissory note – DMRJ	17,523	-	-	17,523
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Line of credit – DMRJ	17,662	-	-	17,662

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2015:

		Fair Value Measurements as of June 30, 2015
Description (In thousands)	Carrying Value at June 30, 2015	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$ 312	$ 312	$ -	$ -
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	3,184	-	-	3,184
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Third senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Line of credit - DMRJ	16,662	-	-	16,662

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

Restricted Cash and Investments

As of March 31, 2016 and June 30, 2015, we had restricted cash and investments, with maturities of less than one year, of $367,000. Restricted cash and investments consisted of the following:

(In thousands)	March 31, 2016	June 30, 2015
Current assets
Certificates of deposit	$ 312	$ 312
Cash maintained to secure corporate credit card	55	55
Total	$ 367	$ 367

The restricted investments of $312,000 held in certificates of deposit collateralize our performance under an irrevocable letter of credit issued in April 2010, aggregating to $297,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $15,000. The letter of credit provides warranty performance security equal to 5% of the contract amount under the terms of the contract with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to April 15, 2017.

In May 2015, we entered into a corporate credit card agreement with our primary bank, pursuant to which the bank reserves $55,000 of the available cash held in our operating account maintained with the bank to collateralize 105% of the credit limit that is available under the credit card agreement.

5.

Stock Based Compensation

For the three months ended March 31, 2016 and 2015, our consolidated statements of operations and comprehensive loss include $314,000 and $1,154,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards. For the nine months ended March 31, 2016 and 2015, our condensed consolidated statements of operations and comprehensive loss include $982,000 and $2,381,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards, as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Cost of revenues	$ 14	$ 71	$ 75	$ 172
Research and development	33	137	163	379
Selling, general and administrative	267	946	744	1,830
Total	$ 314	$ 1,154	$ 982	$ 2,381

As of March 31, 2016, the total amount of unrecognized stock-based compensation expense was approximately $1,394,000, which will be recognized over a weighted average period of 1.6 years.

As of March 31, 2016, there were options outstanding to purchase 20,651,483 shares of our common stock at exercise prices ranging from $0.08 to $2.30, with a weighted-average exercise price of $1.15.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.

Related Party Transactions

In April 2011, we entered into an advisory and consulting agreement with Robert Liscouski, our President and a member of our Board of Directors, to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government. During the three and nine months ended March 31, 2015, we paid Mr. Liscouski $0 and $105,000, respectively for services performed under this agreement which terminated effective on February 1, 2015, when Mr. Liscouski joined the Company. As of March 31, 2016, we had no obligation to Mr. Liscouski under this agreement.

On August 15, 2014, August 29, 2014, September 18, 2014 and October 2, 2014, Roger Deschenes, our Chief Financial Officer, advanced $100,000, $125,000, $125,000 and $100,000, respectively, for general working capital purposes, of which $450,000 of principal and $12,000 of interest was repaid to Mr. Deschenes during the fiscal year ended June 30, 2015. The advances were payable on demand and bore interest at 15%. As of March 31, 2016 our obligation to Mr. Deschenes was $0.

7.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	March 31, 2016	June 30, 2015
Interest	$ 1,019	$ -
Inventory deposits	237	677
Insurance	165	87
Bank fees	2	14
Other prepaid expenses	186	168
Total	$ 1,609	$ 946

On March 31, 2016, we further amended each of our credit instruments with DMRJ and Montsant, which were entered into on April 6, 2016 and effective March 31, 2016, pursuant to which we agreed to prepay the interest due on each of the March 2009 Note, the September 2012 Note and the February 2013 Notes from the date of the amendment through June 30, 2016 by increasing the outstanding aggregate principal amount under each such Note. The prepayment of all interest to be accrued from the March 31, 2016 through June 30, 2016, on each of the March 2009 Note, the September 2012 Note and the February 2013 Note amounted to $119,400 on account of the March 2009 Note, $450,000 on account of the September 2012 Note and $450,000 on account of the February 2013 Note, by increasing the outstanding aggregate principal amount under each of the March 2009 Note, the September 2012 Note and the February 2013 Note, respectively.

8.

Inventories, net

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

(In thousands)	March 31, 2016	June 30, 2015
Raw materials	$ 4,040	$ 3,283
Work in progress	1,013	1,455
Finished goods	928	506
Total	$ 5,981	$ 5,244

As of March 31, 2016 and June 30, 2015, our reserves for excess and slow-moving inventories were $211,000 and $218,000, respectively.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	March 31, 2016	June 30, 2015
Machinery and equipment	$ 524	$ 533
Computers and software	457	415
Furniture and fixtures	96	83
Leasehold improvements	178	159
Equipment under capital lease	159	157
Construction in progress	342	342
Sub-total	1,756	1,689
Less: accumulated depreciation and amortization	916	809
Total	$ 840	$ 880

For the three months ended March 31, 2016 and 2015, depreciation expense was approximately $49,000 and $45,000, respectively.

For the nine months ended March 31, 2016 and 2015, depreciation expense was approximately $153,000 and $126,000, respectively.

10.

Accrued Expenses – Current and Long-Term

Accrued expenses consist of the following:

(In thousands)	March 31, 2016	June 30, 2015
Current liabilities
Accrued interest	$ 6,203	$ 13,264
Accrued compensation and benefits	2,961	1,774
Accrued warranty costs	1,808	556
Accrued legal and accounting	434	257
Accrued taxes	249	74
Other accrued liabilities	1,524	1,155
Total	$ 13,179	$ 17,080

Long-term liabilities
Accrued compensation and benefits	$ -	$ 48
	$ -	$ 48

On March 31, 2016, we further amended each of our credit instruments with DMRJ and Montsant, which were entered into on April 6, 2016 and effective March 31, 2016, pursuant to which the accrued interest amount due under each of the March 2009 Note, the September 2012 Note and the February 2013 Note, as of March 31, 2016, of $1,980,000, $6,520,000 and $5,073,000, respectively, were added to the outstanding principal amount under each of the notes, as of March 31, 2016.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with Mr. Bolduc’s resignation, we recorded a non-recurring charge of $725,000 in our consolidated statements of operations and comprehensive loss for the year ended June 30, 2015.  As of March 31, 2016 and June 30, 2015, $177,000 and $480,000, respectively, of separation benefits are included in accrued expenses in our condensed consolidated financial statements.

11.

Deferred Revenues – Current and Long-Term

Deferred revenues are recorded when we receive payments for product or services for which we have not yet completed our obligation to deliver product or have not completed services required by the contractual agreements.

As of March 31, 2016 and June 30, 2015, we had customer advance payments and extended warranty service agreements with maturities of less than one year, of $1,049,000 and $3,454,000, respectively, and extended warranty service agreements, with maturities of more than one year, of $539,000 and $221,000, respectively. Deferred revenues consisted of the following:

(In thousands)	March 31, 2016	June 30, 2015
Current liabilities
Customer advance payments	$ 690	$ 3,121
Extended warranty service agreements	359	333
Total	$ 1,049	$ 3,454
Long-term liabilities
Extended warranty service agreements	$ 539	$ 221
Total	$ 539	$ 221

12.

Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of March 31, 2016 and 2015, potentially dilutive shares are excluded from the earnings per share calculation, because their effect would be antidilutive. Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
Basic and diluted loss per share:
Numerator:
Net loss	$ (4,096)	$ (5,731)	$ (8,320)	$ (17,350)
Denominator:
Weighted average shares	78,878,953	72,677,287	77,871,509	69,454,343
Basic and diluted loss per share	$ (0.05)	$ (0.08)	$ (0.11)	$ (0.25)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents excluded from the diluted earnings per share calculation for the three and nine months ended March 31, 2016 and 2015, were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Common stock equivalents excluded
Stock options	425,097	1,333,193	575,792	1,900,692
Warrants	-	230,624	6,191	485,997
Convertible debt	40,342,568	39,800,000	39,983,458	50,809,174
	40,767,665	41,363,817	40,565,441	53,195,863

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•

DMRJ acquired the option to convert the amended and restated senior secured convertible promissory note dated March 12, 2009 (the “March 2009 Note”) into shares of Series J Convertible Preferred Stock in lieu of shares of Common Stock; and

•

the March 2009 Note and the September 2012 Note were amended to permit us to prepay any or all of our indebtedness thereunder on 30 days prior notice.

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

•

DMRJ consented to the execution and delivery of the note purchase agreement with BAM and agreed to waive all prepayment limitations and prepayment notice requirements set forth in any of the credit documents to which DMRJ and the company are parties with respect to the repayments and prepayments financed by the sale of the notes; and

•

DMRJ agreed to subordinate its first position security interest in all of our assets to BAM.

On March 19 2015, we further amended each of our credit instruments with DMRJ, pursuant to which the maturity of all of our indebtedness to DMRJ was extended from March 31, 2015 to March 31, 2016 and DMRJ waived our compliance with certain financial covenants contained in each of our promissory notes and all related credit agreements through the new maturity date.

On May 4, 2015, we entered into an assignment agreement with DMRJ and Montsant Partners LLC ( “Montsant”), wherein DMRJ assigned its rights, title and interest in the senior secured promissory note dated December 10, 2008 and appointed DMRJ as its collateral agent under the promissory note agreement. DMRJ and Montsant Partners, LLC are funds managed by Platinum Partners Value Arbitrage Fund LP.

The note purchase agreement with Montsant contains restrictions and financial covenants including: (i)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 31, 2016, we further amended each of our credit instruments with DMRJ and Montsant, which were entered into on April 6, 2016 and effective March 31, 2016, pursuant to which:

•

the maturity of all of our  indebtedness to DMRJ under (i) a senior secured promissory note dated July 1, 2009 and (ii) a credit agreement dated September 4, 2009, was extended from March 31, 2016 to June 30, 2016;

•

the maturity of all of our indebtedness to (i) Montsant under an amended and restated senior secured convertible promissory note dated March 12, 2009 (the “March 2009 Note”), (ii) DMRJ under a senior secured convertible promissory note dated September 5, 2012 (the “September 2012 Note”) and (iii) to DMRJ under a senior secured convertible promissory note dated February 28, 2013 (the “February 2013 Note” and together with the March 2009 Note, the July 2009 Note, the September 2012 Note, the “Notes”), was extended from March 31, 2016 to December 30, 2016;

•

the provisions regarding the prepayment of the March 2009 Note were deleted;

•

the “blocker” provisions of the March 2009 Note limiting the number of shares of our common stock, par value $0.001 per share (“Common Stock”) to be issued upon the conversion of the March 2009 Note, when aggregated with the all other shares of Common Stock beneficially owned by the holder of the March 2009 Note at that time, to 4.99% of the then issued and outstanding shares of the Common Stock outstanding at such time were deleted;

•

the conversion provisions of the March 2009 Note were fixed to remove the limitations on the conversion to only upon prepayment or during the 30-day period ending March 31, 2014;

•

we agreed to make the amendments to our Series H Convertible Preferred Stock (the “Series H Preferred Stock”),  Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and Series J Convertible Preferred Stock (the “Series J Preferred Stock” and together with the Series H Preferred Stock and the Series I Preferred Stock, the “Amended Preferred Stock Series”;

•

we agreed to prepay the interest due on each of the March 2009 Note, the September 2012 Note and the February 2013 Notes from the date of the amendment through June 30, 2016 by increasing the outstanding aggregate principal amount under each such Note;

•

all outstanding amounts due to DMRJ and Montsant shall be immediately due and payable if (a) we receive an offer from another person or entity with respect to a Major Transaction, (b) DMRJ notifies us that such offer is satisfactory to DMRJ (in its sole discretion), and (c) either (i) our Board of Directors does not approve such transaction within ten (10) days of our receipt of such notice from DMRJ, (ii) if such transaction is subject to stockholder approval, we do not file a preliminary proxy statement with the SEC within fifteen (15) days of the receipt of such notice from DMRJ or (iii) if such transaction is subject to stockholder approval, our stockholders do not approve such transaction within ninety (90) days of the  receipt of such notice from DMRJ, that we shall be obligated to immediately forward to DMRJ any offer that we receive with respect to any Major Transaction;

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•

we shall provide not less than thirty (30) business days’ written notice to DMRJ and Montsant, as applicable, of the our intent to repay all or any portion of the principal, interest and other amounts outstanding under our indebtedness and following receipt of any such notice, DMRJ and Montsant shall have the option to convert all or any portion of their Notes in accordance with the applicable conversion terms of the applicable Note;

•

each Note, plus all accrued and unpaid interest thereon at the time of any conversion, may be converted at the option of DMRJ or Montsant, as applicable, at any time and from time to time into such number of shares of the applicable preferred stock of the Company, upon one (1) business days’ notice to us, and upon Montsant’s conversion of the March 2009 Note, the shares of preferred stock shall be issued to Montsant or any designee(s) of Montsant;

•

we agreed that if there is any breach of the Comfort Letter , the interest rate under each term note and advances under the Credit Agreement will be increased by an additional fourteen percent (14%) per annum (pro-rated for partial years), not to exceed the maximum amount of such interest permitted by applicable New York law;

•

agreed that we will not, and will not permit any Subsidiary to, enter into, create, incur, assume, suffer, become or be liable for in any manner, or permit to exist, any indebtedness, or guarantee, assume, endorse or otherwise become responsible for (directly or indirectly), any indebtedness, performance or obligations of any other person, and failure by us to comply with this clause shall be an immediate event of default;

•

we shall be obligated to provide DMRJ and Montsant with written notice of the anticipated record date with respect to any Major Transaction at least five (5) business days prior to such record date, and failure by us to comply with this clause shall be an immediate event of default;

•

we agreed not to amend the terms of any Amended Preferred Stock Series without the prior written consent of the DMRJ and Montsant, and any breach is an immediate event of default; and

•

we agreed not to issue any shares of any Amended Preferred Stock Series other than upon the conversion of the March 2009 Note, the September 2012 Note and the February 2013 Note or with the prior written consent of the Investor, and any breach of this provision is an immediate event of default.

The prepayment by us of all interest to be accrued from the March 31, 2016 through June 30, 2016, amounted to $119,400 on account of the March 2009 Note, $450,000 on account of the September 2012 Note and $450,000 on account of the February 2013 Note. Such prepayments were effected by increasing the outstanding aggregate principal amount under each of the March 2009 Note, the September 2012 Note and the February 2013 Note, respectively.  Further, the accrued interest amount due under each of the March 2009 Note, the September 2012 Note and the February 2013 Note, as of March 31, 2016, of $1,980,000, $6,520,000 and $5,073,000, respectively, were added to the outstanding principal amount under each of the notes, as of March 31, 2016.  Consequently, the new outstanding principal balance under (i) the March 2009 Note was $5,284,000, (ii) the September 2012 Note was $18,970,000 and (iii) the February 2013 Note was $17,523,000, as of March 31, 2016.

As of March 31, 2016, our principal obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of March 31, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $4,603,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of May 6, 2016, our principal obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of May 6, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $4,883,000.

As of March 31, 2016 and May 6, 2016, our principal obligations to Montsant under a promissory note approximated $5,284,000. Further, as of March 31, 2016 and May 6, 2016, our obligation to Montsant for accrued

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interest under this instrument was $0.

On September 24, 2015, Montsant converted $245,000 of the accrued interest owed by us under a promissory note into 3,062,500 shares of our common stock, at an adjusted conversion price of $0.08 per share.

Term Debt with BAM

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes originally bore interest at 15% per annum and matured on March 31, 2015.  The proceeds from the sale of the notes were used to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under the amended and restated revolving promissory note dated September 29, 2011 (ii) $1,809,000 of interest outstanding under the amended and restated promissory note and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note dated September 5, 2012.

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

On April 6, 2016, we extended our credit agreement with BAM, effective March 31, 2016 pursuant to which;

•

the maturity of our indebtedness to the investors extended from March 30, 2016 to June 29, 2016; provided that in the event we extend the maturity date on all obligations owed to DMRJ,  to a date past June 30, 2016, the maturity date of the Secured Term Notes shall automatically extend to such business day as is immediately prior to such extended maturity date of the DMRJ obligations;

•

all outstanding amounts due to the under the notes shall be immediately due and payable if (a) we receive an offer from another person or entity with respect to a Major Transaction  (as defined below under the heading “Amendments to Preferred Stock”), (b) BAM, on behalf of the investors, notifies us that such offer is satisfactory to the investors (in their sole discretion), and (c) either (i) our Board of Directors  does not approve such transaction within ten (10) days of receipt of such notice from BAM, (ii) if such transaction is subject to stockholder approval, we do not file a preliminary proxy statement with the SEC within fifteen (15) days of receipt of such notice from BAM or (iii) if such transaction is subject to stockholder approval, our stockholders do not approve such transaction within ninety (90) days of  receipt of such notice from BAM; provided, that we shall be obligated to immediately forward to BAM, on behalf of the investors, any offer that we receive with respect to any Major Transaction;

•

we shall provide not less than thirty (30) business days’ written notice to BAM, of our intent to repay all or any portion of the principal, interest and other amounts outstanding under our obligations to the investors;

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•

agreed that we will not, and will not permit any subsidiary to, enter into, create, incur, assume, suffer, become or be liable for in any manner, or permit to exist, any indebtedness, or guarantee, assume, endorse or otherwise become responsible for (directly or indirectly), any indebtedness, performance or obligations of any other person, and failure by us to comply with this clause shall be an immediate event of default;

•

we agreed to make the amendments to our Series H Convertible Preferred Stock (the “Series H Preferred Stock”),  Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and Series J Convertible Preferred Stock (the “Series J Preferred Stock” and together with the Series H Preferred Stock and the Series I Preferred Stock, the “Amended Preferred Stock Series”.

As of March 31, 2016, our principal obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of March 31, 2016, our obligation under such notes for accrued interest amounted to approximately $1,600,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of May 6, 2016, our principal obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of May 6, 2016, our obligation under such notes for accrued interest amounted to approximately $1,920,000.

14.

Convertible Preferred Stock

Series H Convertible Preferred Stock

In connection with the September 7,  2012 amendment to our credit instruments with DMRJ we issued to DMRJ a second senior secured convertible promissory note in the principal amount of $12,000,000 (the “September 2012 Note”).  The September 2012 convertible promissory note is convertible in whole or in part, at DMRJ’s option, into shares of Series H Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series H Preferred Stock, the “Series H Original Issue Price”).  The number of shares of our Preferred Stock, par value $0.10 per share (the “Preferred Stock”),  designated as Series H Preferred Stock was 15,000.

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

Upon a Liquidation Event, the holders of shares of Series H Preferred Stock then outstanding will be entitled to be paid out of the assets of the company available for distribution to its stockholders, before any payment is made to the holders of Common Stock and/or Series G Preferred Stock in respect of such stock, an amount per share equal to the Series H Original Issue Price, plus any accrued but unpaid dividends thereon, whether or not declared. At the option of holders of a majority of the outstanding Series H Preferred Stock, (i) a consolidation or merger of us with or into another entity or person, or any other corporate reorganization, in which our stockholders immediately prior

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to such consolidation, merger or reorganization do not hold at least a majority of the resulting or surviving entities’ voting power immediately following such consolidation, merger or reorganization, or (ii) a sale or transfer of all or substantially all of our assets for cash, securities or other property, will be deemed to be a Liquidation Event.

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

Series I Convertible Preferred Stock and Series J Convertible Preferred Stock

In connection with the February 28, 2013  amendment to our credit instruments with DMRJ we issued to DMRJ a third senior secured convertible promissory note in the principal amount of $12,000,000 (the “February 2013 Note”).  The February 2013 Note is convertible in whole or in part, at DMRJ’s option, into shares of Series I Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series I Preferred Stock, the “Series I Original Issue Price”). The number of shares of our Preferred Stock, par value $0.10 per share (the “Preferred Stock”), designated as Series I Preferred Stock was 15,000.

As amended, the March 2009 Note is convertible in whole or in part, at DMRJ’s option, into shares of Series J Convertible Preferred Stock at an initial conversion rate of $1,000 per share (as adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series J Preferred Stock, the “Series J Original Issue Price”). The number of shares of our Preferred Stock, par value $0.10 per share (the “Preferred Stock”), designated as Series J Preferred Stock was 6,000.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All dividends accruing on the Series I Preferred Stock are payable by the issuance of additional shares of Series I Preferred Stock.

The holders of Series J Preferred Stock will be entitled to participate on an “as converted” basis in all dividends or distributions declared or paid on our Common Stock.

Upon a Liquidation Event, the holders of shares of Series I Preferred Stock and Series J Preferred Stock then outstanding will be entitled to be paid out of the assets of the company available for distribution to its stockholders, pari passu with distributions made with respect to the Series H Preferred Stock but before any payment is made to the holders of Common Stock and /or Series G Preferred Stock in respect of such stock, (i) an amount per share of Series I Preferred Stock equal to the Series I Original Issue Price, plus any accrued but unpaid dividends thereon, whether or not declared, and (ii) an amount per share of Series J Preferred Stock equal to the Series J Original Issue Price, plus any dividends declared but unpaid thereon. At the option of holders of a majority of the outstanding Series I Preferred Stock, (i) a consolidation or merger of the company with or into another entity or person, or any other corporate reorganization, in which the stockholders of the company immediately prior to such consolidation, merger or reorganization do not hold at least a majority of the resulting or surviving entities’ voting power immediately following such consolidation, merger or reorganization, or (ii) a sale or transfer of all or substantially all of our assets for cash, securities or other property, will be deemed to be a Liquidation Event.

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

In connection with the March 31, 2016  amendment to our credit agreements with DMRJ and Montsant, we agreed to amend certain terms of each of the Amended Preferred Stock Series as follows, which amendments were set forth in Articles of Amendment adopted on April 6, 2016:

•

the number of shares of our Preferred Stock, par value $0.10 per share (the “Preferred Stock”),  designated as Series H Preferred Stock was increased from 15,000 shares to 22,500 shares, Series I Preferred Stock was increased from 15,000 shares to 21,000 shares and Series J Preferred Stock was increased from 6,000 shares to 6,500 shares;

•

the Series J Preferred Stock was amended so that its holders are entitled to receive preferred dividends equal to fifteen percent (15%) of the original issue price (subject to certain adjustments) of such shares of Preferred Stock, which is paid by the issuance of additional shares of Series J Preferred Stock;

•

the Series J Preferred Stock was amended so that it has the same dividend rights as the Series H Preferred Stock and the Series I Preferred Stock wherein we cannot declare, pay or set aside any dividends on any shares of Common Stock unless the holders of the Series J Preferred Stock then outstanding shall simultaneously receive a dividend on each outstanding share of Series J Preferred Stock in an amount at least equal to that dividend per share of Series J Preferred Stock as would equal

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the product of (i) the dividend payable on each share of Common Stock and (ii) the number of shares of Common Stock issuable upon conversion of a share of Series J Preferred Stock, in each case calculated on the record date for determination of holders entitled to receive such dividend;

•

we agreed that if there is any breach of the Comfort Letter, the preferred dividend rate under each Amended Preferred Stock Series will be increased by an additional fourteen percent (14%) per annum (pro-rated for partial years), not to exceed the maximum amount (if any) permitted by law;

•

each Amended Preferred Stock Series was amended so that in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation Event”), instead of receiving just the original issue price (subject to certain adjustments) of such shares of Preferred Stock, the holders of such Preferred Stock receive the greater of the original issue price (subject to certain adjustments) of such shares of Preferred Stock and the amount that they would have received if all such shares of such Amended Preferred Stock Series were converted into Common Stock in accordance with the terms of such Amended Preferred Stock Series immediately prior to such Liquidation Event;

•

the Series J Preferred Stock was amended so that its holders have the same rights as the holders of Series H Preferred Stock and Series I Preferred Stock to, at the option of the holders of a majority of the outstanding applicable Amended Preferred Stock Series, have a Liquidation Event also include (i) a consolidation or merger of the Company with or into another entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization do not hold at least a majority of the resulting or surviving entities voting power immediately following such consolidation, merger or reorganization (solely in respect of their equity interests), or (ii) a sale or transfer of all or substantially all of the Company’s assets for cash, securities or other property;

•

each Amended Preferred Stock Series was amended to give their respective holders voting rights on any Major Transaction that is approved by our board of directors and presented to the our stockholders  for their action or consideration at any meeting of our stockholders (or, if applicable, by written consent of stockholders in lieu of meeting) (a “Major Transaction Stockholder Vote”), entitling them to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of the applicable Amended Preferred Stock Series held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter (irrespective of whether any such conversion would result in economic gain or loss to the holder) and shall be entitled to notice of any such meeting of stockholders in accordance with our by-laws, which holders of the applicable Amended Preferred Stock Series, except as provided by law or as otherwise provided therein, vote on any Major Transaction Stockholder Vote together with the holders of Common Stock as a single class;

•

the “blocker” provisions of each Amended Preferred Stock Series limiting the number of shares of the Common Stock to be issued upon the conversion of the applicable Amended Preferred Stock Series, when aggregated with the all other shares of Common Stock beneficially owned by the holder of such Amended Preferred Stock Series at that time, to 4.99% of the then issued and outstanding shares of the Common Stock outstanding at such time were deleted; and,

•

we shall be obligated to provide each holder of an Amended Preferred Stock Series with written notice of the anticipated record date with respect to any Major Transaction at least five (5) business days prior to such record date, where “Major Transaction” means (i) the consolidation, merger or other business combination by us with or into another entity or person (other than (x) pursuant to a migratory merger effected solely for the purpose of changing the our jurisdiction of incorporation or (y) a consolidation, merger or other business combination in which holders of the Company’s voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities); (ii) the sale or transfer of

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

more than fifty percent (50%) of our assets (based on the fair market value as determined in good faith by the Board of Directors) other than inventory in the ordinary course of business in one or a related series of transactions; or (iii) the closing of a purchase, tender or exchange offer made to the holders of more than fifty percent (50%) of the outstanding shares of Common Stock in which more than fifty percent (50%) of the outstanding shares of Common Stock were tendered and accepted.

As of March 31, 2016, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

15.

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

Common Stock Options and Stock Purchase Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using a Black-Scholes option pricing model.

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

On July 2, 2014, our Board of Directors adopted the 2014 Stock Option Plan (the “2014 Plan”). The 2014 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 15,000,000 shares were originally reserved for issuance under the 2014 Plan. The 2014 Plan was approved by our stockholders on July 1, 2015 at the 2015 Annual Meeting of Stockholders. The Company has not filed a form S-8  with the SEC with respect to the 2014 Plan or the options or shares of stock issued or issuable thereunder.

As of March 31, 2016, there were options outstanding to purchase 20,651,483 shares of our common stock at

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

exercise prices ranging from $0.08 to $2.30.

We issued 7,000 and 2,500 shares of common stock during the three months ended March 31, 2016 and 2015, respectively, as a result of the exercise of options by employees and consultants. We issued 90,000 and 491,499 shares of common stock during the nine months ended March 31, 2016 and 2015, respectively, as a result of the exercise of options by employees and consultants.

Stock Purchase Warrants and Stock Issuances

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.

In June 2015, we issued 550,000 shares of common stock having a value of $412,000 to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issued shares were valued at the closing stock price of $0.75 per share at May 6, 2015. The advisory and services agreements provide for the issuance of an additional 1,650,000 shares in equal monthly installments of 110,000 shares commencing in September 2015. For the nine months ended March 31, 2016, we have issued 770,000 shares of common stock having a value of $579,000 to these two advisors for services rendered under the advisory and consulting services agreement.

As of March 31, 2016, there were warrants outstanding to purchase 3,155,000, shares of our common stock at exercise prices ranging from $0.54 to $1.22 expiring at various dates between May 25, 2016 and April 1, 2021.

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

As of March 31, 2016, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$ 107,818	$ 1,455	2022 to 2035
State	$ 74,879	$ 983	2016 to 2035

We have recorded a full valuation allowance against our net deferred tax assets of $49,795,000 as of March 31, 2016, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  As of March 31, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

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

17.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We leased research and

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

office space in San Diego, California and leased 300 square feet of office space in Shanghai, China.   On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  In November, 2015, we exited from our lease in San Diego, CA. Total rent expense, including assessments for maintenance and real estate taxes for the nine months ended March 31, 2016 and 2015, was $573,000 and $753,000, respectively.

License Agreements

We are obligated under one license agreement, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and narcotic applications, which we intend to incorporate into future security product offerings for certain minimum guaranteed annual payments. The license agreement expires on September 30, 2016 and as of March 31, 2016, we have no obligation under this license agreement for future minimum guaranteed payments.

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

On May 22, 2015, a motion to dismiss the Complaint with prejudice was served on the plaintiff and subsequently filed with the Court. On July 21, 2015, the Court endorsed an Order of Stipulation the parties entered into. The Stipulation provides, among other things, that the Complaint is dismissed with prejudice and the Motion to Dismiss is moot. On December 17, 2015, the Court ruled that the Plaintiff’s counsel was entitled to a fee of $70,000 together with costs of approximately $6,000. During the nine months ended March 31, 2016, we recorded a charge of $76,000  in our condensed consolidated statement of operations and comprehensive loss.

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

20.

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

•

On April 6, 2016,  we amended our credit agreements with DMRJ and Montsant, effective as of March 31, 2016, pursuant to which, amongst other matters, we extended the maturity date of our indebtedness to June 30, 2016 and December 30, 2016, respectively. Further on that date,  we amended our credit agreements with BAM, effective as of March 31, 2016,  pursuant to which, amongst other matters, we extended the maturity date of all of our indebtedness from March 31, 2016 to June 29, 2016.

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

Results of Operations

Three Months Ended March 31, 2016 vs. March 31, 2015

Revenues

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
(In thousands)	Amount	Mix	Amount	Mix	Change
Product
QS-B220	$ 9,343	85.6%	$ 1,989	60.2%	369.7%
QS-H150	669	6.1%	1,088	32.9%	(38.5%)
Parts and supplies	736	6.7%	160	4.8%	360.0%
	10,748	98.4%	3,237	97.9%	232.0%
Services	175	1.6%	68	2.1%	157.4%
Total	$ 10,923	100.0%	$ 3,305	100.0%	230.5%

Revenues for the three months ended March 31, 2016 were $10,923,000 as compared with $3,305,000 for the comparable prior year period, an increase of $7,618,000, or 230.5%. The increase in revenue is due primarily to a 664.6% increase in the number of QS-B220 desktop units sold in the three months ended March 31, 2016, due to the shipments under our delivery order with the U.S. Transportation Security Administration, shipments to the  Canadian  Air Transport Security Authority and increased shipments to Asia in the current three month period, offset partially by a 38.6% decrease in the average unit sales prices, which resulted in a 369.7% increase in QS-B220 revenues. Factors impacting our average unit sales prices are mainly due to the competitive market conditions and $25,000 in early payment discounts in the three months ended March 31, 2016.

QS-H150 handheld units sold in the three months ended March 31, 2016, decreased 32.7%, compared to the prior period, due to decreased shipments to Europe and by an 8.6% decrease in the average unit sales prices, which resulted in a 38.5% decrease in QS-H150 revenues.

Sales of parts and supplies and service revenues increased 360.0%  and 157.4%, respectively, in the three months ended March 31, 2016, due primarily to increased sales of consumables and other supplies that shipped with the QS-B220 desktop units and increased training and warranty revenue in the current three month period.

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

Cost of Revenues

Cost of revenues for the three months ended March 31, 2016 were $7,691,000 as compared with $2,129,000 for the comparable prior year period, an increase of $5,562,000 or 261.2%. The increase in cost of revenues recorded in the three months ended March 31, 2016 is primarily due to increased unit sales of our QS-B220 desktop units and an increase in manufacturing overhead costs.

Gross Margin

Gross margin for the three months ended March 31, 2016 was $3,232,000 or 29.6% of revenues as compared with $1,176,000 or 35.6% of revenues for the comparable prior year period. The decrease in gross margin as a percent of revenues is primarily due to a decrease in the average unit sales price on sales of our QS-B220 units of 38.6%. and a 8.6% decrease in the average unit sales price on sales of our QS-H150, and an increase in manufacturing overhead costs.

Research and Development Expense

Research and development expense for the three months ended March 31, 2016 was $1,040,000 as compared with $1,347,000 for the comparable prior year period, a decrease of $307,000 or 22.8%. The decrease in research and development expense is due primarily to a $104,000 decrease in stock-based compensation expense, a $48,000 decrease in materials and prototype expense, the relocation of the San Diego, CA advanced technology office, which resulted in a $78,000 decrease in rent expense and a $52,000 decrease in payroll and related fringe benefits. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will likely increase in the next six to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 were $3,811,000 as compared with $3,318,000 for the comparable prior year period, an increase of $493,000, or 14.9%. The increase in selling, general  and administrative expenses is due primarily to a $640,000 increase in payroll and related benefits due  primarily to the provision of $487,000 for  incentive compensation, a $284,000 increase in consulting expenses due to the issuance of shares of our common stock to two advisors for services rendered under the advisory and consulting services agreements and investment banker advisor fees, a $263,000 increase in legal fees attributable to our ongoing review of strategic alternatives, a $183,000 increase in variable selling expenses, and a $142,000 increase in travel expenses, partially offset by a $680,000 decrease in stock-based compensation on employee stock options, due primarily to additional stock-based compensation expense resulting from the amendments to Mr. Bolduc’s existing vested stock options and to the accelerated vesting of certain options issued on July 2, 2014 in the prior year period, $274,000 of charges incurred pursuant to our Letter Agreement with Luveti in the prior year period and a $52,000 decrease in rent expense.

 Other Expense

For the three months ended March 31, 2016, other expense was $2,477,000 as compared with other expense of $2,242,000, for the comparable prior year period, an increase of $235,000, or 10.5%. The increase is due to increased interest expense on higher borrowings under our credit facilities with DMRJ and, to a lesser extent, the 1% increase in the BAM interest rate which took effect on April 1, 2015.

Net Loss

Our net loss for the three months ended March 31, 2016 was $4,096,000 as compared with a net loss of $5,731,000 for the comparable prior year period, a decrease of $1,635,000, or 28.5%. The decrease in net loss is primarily due to increased revenues and gross margin, partially offset by increased operating expenses and an increase in interest expense.

Nine Months Ended March 31, 2016 vs. March 31, 2015

Revenues

	For the Nine Months Ended March 31, 2016		For the Nine Months Ended March 31, 2015
(In thousands)	Amount	Mix	Amount	Mix	Change
Product
QS-B220	$ 29,391	82.5%	$ 3,906	53.4%	652.5%
QS-H150	3,081	8.7%	2,879	39.3%	7.0%
Parts and supplies	2,261	6.3%	370	5.1%	511.1%
	34,733	97.5%	7,155	97.8%	385.4%
Services	875	2.5%	160	2.2%	446.9%
Total	$ 35,608	100.0%	$ 7,315	100.0%	386.8%

Revenues for the nine months ended March 31, 2016 were $35,608,000 as compared with $7,315,000 for the comparable prior year period, an increase of $28,293,000, or 386.8%. The increase in revenue is due primarily to a 1,010.2% increase in the number of QS-B220 desktop units sold in the nine months ended March 31, 2016, due to increased shipments to European airports, shipments under our delivery order with the U.S. Transportation Security Administration, shipments to the  Canadian  Air Transport Security Authority and increased shipments to Asia, Africa and South America in the current nine month period, offset partially by a 32.2% decrease in the average unit sales prices, which resulted in a 652.5% increase in QS-B220 revenues. Factors impacting our average unit sales prices are mainly due to the competitive market conditions and our decision to offer early payment discounts to certain distributors to hasten collection of our accounts receivable, which discounts in the aggregate amounted to $325,000 in the nine months ended March 31, 2016.

QS-H150 handheld units sold in the nine months ended March 31, 2016, increased 12.6%, compared to the prior period, due to increased shipments to Asia and Africa, which is partially offset by a 4.9% decrease in the average unit sales prices, which resulted in a 7.0% increase in QS-H150 revenues.

Sales of parts and supplies and service revenues increased 511.1% and 446.9%, respectively,  in the nine months ended March 31, 2016, due primarily to increased sales of consumables and other supplies that shipped with the QS-B220 desktop units and increased training and warranty in the current nine month period.

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

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2016 were $22,266,000 as compared with $5,157,000 for the comparable prior year period, an increase of $17,109,000 or 331.8%. The increase in cost of revenues recorded in the nine months ended March 31, 2016 is primarily due to increased unit sales of our QS-B220 desktop units and, to a lesser extent, increased unit sales of our QS-H150 handheld units and an increase in manufacturing overhead costs.

Gross Margin

Gross margin for the nine months ended March 31, 2016 was $13,342,000 or 37.5% of revenues as compared with $2,158,000 or 29.5% of revenues for the comparable prior year period. The increase in gross margin as a percent of revenues is primarily due to increased manufacturing overhead absorption, due to increased QS-B220 unit volume and lower material costs for the QS-B220 due to volume purchasing price reductions, partially offset by a 32.2% decrease in the average unit sales price on sales of our QS-B220 units and by a decrease in the average unit sales price on sales of our QS-H150 units of 4.9%, and an increase in manufacturing overhead costs.

Research and Development Expense

Research and development expense for the nine months ended March 31, 2016 was $3,024,000 as compared with $3,919,000 for the comparable prior year period, a decrease of $895,000 or 22.8%. The decrease in research and development expense is due primarily to the relocation of the San Diego, CA advanced technology office, which resulted in a $303,000 decrease in payroll and benefit costs, a $200,000 decrease in materials and prototype expenses, a $215,000 decrease in stock-based compensation, a $62,000 decrease in regulatory testing expenses, and a $93,000 decrease in rent expense, offset partially by a $41,000 increase in travel expenses incurred in support of the ECAC system deployments in the current period. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will likely increase in the next six to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2016 were $11,067,000 as compared with $9,188,000 for the comparable prior year period, an increase of $1,879,000, or 20.5%. The increase in selling, general and administrative expenses is due primarily to a $1,931,000 increase in payroll and benefit costs, due to the provision of $1,440,000 for  incentive compensation and a $200,000 sign on bonus for Mr. Liscouski, our President, a $1,041,000 increase in variable selling expenses due to increased revenues, a $872,000 increase in consulting expenses due to the issuance of shares of our common stock to two advisors for services rendered under the advisory and consulting services agreements and investment banker advisor fees, a $221,000 increase in travel expense incurred to support QS-B220 system installations domestically and in Europe, the $76,000 charge recorded for the plaintiff’s counsel fee and expenses, resulting from the Miller litigation, a $255,000 increase in legal fees attributable to our ongoing review of strategic alternatives and an $86,000 increase in business insurance, due to increased revenues, offset partially by separation benefits of $725,000 provided to our former CEO due to his resignation in the prior year period, a $1,086,000 decrease in stock-based compensation on employee stock options, due primarily to additional stock-based compensation expense resulting from the amendments to Mr. Bolduc’s existing vested stock options and to the accelerated vesting of certain options issued on July 2, 2014 in the prior year period, $274,000 of charges incurred pursuant to our Letter Agreement with Luveti in the prior year period, a $207,000 decrease in stock-based compensation expense on non-employee warrants, a $54,000 decrease in bad debt expense, and a $98,000 decrease in rent expense.

Other Expense

For the nine months ended March 31, 2016, other expense was $7,571,000 as compared with other expense of $6,401,000, for the comparable prior year period, an increase of $1,170,000, or 18.3%. The increase is due to increased interest expense on higher borrowings under our credit facilities with DMRJ and, to a lesser extent, the 1% increase in the BAM interest rate which took effect on April 1, 2015.

Net Loss

Our net loss for the nine months ended March 31, 2016 was $8,320,000 as compared with a net loss of $17,350,000 for the comparable prior year period, a decrease of $9,030,000, or 52.0%. The decrease in the net loss is primarily due to increased revenues and gross margin, partially offset by increased operating expenses and an increase in interest expense.

Liquidity and Capital Resources

As of March 31, 2016 and June 30, 2015, we had cash and cash equivalents of $280,000 and $1,985,000, respectively. We will be required to repay all unpaid principal and interest under borrowings from DMRJ and Montsant, in the aggregate amount of $60,038,000 as of May 6, 2016 under (i) a senior secured promissory note dated July 1, 2009 and (ii) a credit agreement dated September 4, 2009, on June 30, 2016 and will be required to repay our borrowings to (i) Montsant under an amended and restated senior secured convertible promissory note dated March 12, 2009 (the “March 2009 Note”), (ii) DMRJ under a senior secured convertible promissory note dated September 5, 2012 (the “September 2012 Note”) and (iii) to DMRJ under a senior secured convertible promissory note dated February 28, 2013 (the “February 2013 Note” and together with the March 2009 Note, the July 2009 Note, the September 2012 Note, the “Notes”), on December 30, 2016. Our obligations to DMRJ and

Montsant are secured by security interests in substantially all of our assets.

Further, we will be required to repay unpaid principal and interest under our borrowings from a group of institutional investors for which BAM Administrative Services LLC (“BAM”) acts as administrative agent, in the aggregate amount of $21,920,000, as of May 6, 2016, on June 29, 2016. Our obligations to BAM are secured by a security interest in substantially all of our assets. DMRJ and Montsant agreed to subordinate their security interest in all of our assets to the security interest held by BAM (See Note 13).

As of March 31, 2016, our principal obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of March 31, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $4,603,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of May 6, 2016, our principal obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of May 6, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $4,883,000.

As of March 31, 2016 and May 6, 2016, our principal obligations to Montsant under a promissory note approximated $5,284,000. Further, as of March 31, 2016 and May 6, 2016, our obligation to Montsant for accrued interest under this instrument was $0.

As of March 31, 2016, our principal obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of March 31, 2016, our obligation under such notes for accrued interest amounted to approximately $1,600,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of May 6, 2016, our principal obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of May 6, 2016, our obligation under such notes for accrued interest amounted to approximately $1,920,000.

Each of these notes and the credit facility are described in Note 13 of the Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report.

On December 11, 2015, we entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (“RCA”), pursuant to which we may sell eligible accounts receivables relating to U.S. government prime contracts or subcontracts (as defined in the Purchase Agreement, “Eligible Receivables”) to RCA.  The total amount of Eligible Receivables that we may sell to RCA is subject to a maximum limit of $2,000,000 of outstanding receivables at any given time.  The Purchase Agreement terminates on November 30, 2016. On April 11, 2016, we amended the Purchase Agreement (the “Amended Purchase Agreement”). As amended, the total amount of Eligible Receivables that we may sell to RCA is subject to a maximum limit of $3,500,000 of outstanding receivables at any given time

Pursuant to the terms of the Purchase Agreement, we will receive from RCA, within two business days of the submission of the applicable invoice, an initial payment equal to 90% of the face value of an Eligible Receivable purchased by RCA.  Following payment of such Eligible Receivable to RCA by the relevant customer, RCA shall pay the Company the residual 10% of such receivable, fewer fees payable to RCA by the Company pursuant to the Purchase Agreement.

We have paid, or will pay, as applicable, the following fees, as applicable, to RCA pursuant to the Purchase Agreement: (i) an initial enrollment fee equal to $5,000.00; (ii) a discount factor equal to 0.35%, for U.S. government contracts (or 0.53% for U.S. government subcontracts), of the amounts of purchased receivables; (iii) a program access fee equal to 0.017% of the daily ending account balance for each day that receivables are outstanding; (iv) a commitment fee equal to 1% of Maximum Amount minus the amount of purchased receivables; and (v) expenses relating to the negotiation of the Purchase Agreement, which amount is not expected to exceed $1,000.  As of March 31, 2016, RCA has purchased $2,931,000 of our receivables pursuant to the Purchase Agreement.

BAM Administrative Services LLC and DMRJ Group LLC consented to the transactions contemplated by the Purchase Agreement.

During the nine months ended March 31, 2016, we had net cash outflows of $2,607,000 from operating activities as compared to net cash outflows from operating activities of $9,282,000 for the comparable prior year period. The $6,675,000 decrease in net cash outflows used in operating activities during the nine months ended March 31, 2016, as compared to the prior year period, was due to the following changes in working capital: (i) a $5,590,000 increase in accounts receivable, compared to a $803,000 increase in the prior period, due to increased product shipments during the latter part of the quarter ended March 31, 2016; (ii) a $737,000 increase in inventories compared to a $468,000 increase in the prior period, due primarily to increased customer order backlog, compared to the prior period; (iii) an increase in accrued expenses of $9,880,000, compared to a $6,047,000 increase in the prior period, due to primarily to an increase in our accrued interest, due to higher borrowings under our credit facilities with DMRJ and the increase in the BAM interest rate, and to a lesser extent, by an increase in accrued expenses in the current period due provisions for incentive compensation recorded in the nine months ended March 31, 2016 and an increase in our provision for product warranty costs, due to increased unit shipments of our QS-B220 desktop units; (iv) a $2,087,000 decrease in deferred revenue, compared to a $1,317,000 increase in deferred revenue in the prior year period, due primarily to the application of ECAC customer advance deposits received in the quarter ended June 30, 2015, against accounts receivables resulting from shipments in the nine months ended March 31, 2016; and, (v) a $2,122,000 increase in accounts payable, compared to a $615,000 decrease in the prior period, due to increased inventory related payables.

During the nine months ended March 31, 2016, we had net cash outflows of $117,000 from investing activities as compared to net cash outflows of $341,000 from investing activities for the prior year period. The $224,000 decrease in net cash used in investing activities during the nine months ended March 31, 2016, as compared to the prior year period, was primarily due to increased purchases of equipment in the nine months ended March 31, 2015.

During the nine months ended March 31, 2016 we had net cash inflows of $1,001,000 from financing activities as compared to net cash inflows of $11,145,000 for the comparable prior year period. The $10,144,000 decrease in net cash from financing activities during the nine months ended March 31, 2016, as compared to the prior year period, was primarily due to $1,000,000 in borrowings under our credit facility with DMRJ, compared to a borrowings of $10,917,000 in the prior fiscal year, and, to a lesser extent, a $225,000 decrease in proceeds received due to the exercise of stock options and warrants.

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

We will be required to repay all of our borrowings from DMRJ and Montsant  under (i) a senior secured promissory note dated July 1, 2009 and (ii) a credit agreement dated September 4, 2009, on June 30, 2016 and will be required to repay our borrowings to (i) Montsant under an amended and restated senior secured convertible promissory note dated March 12, 2009 (the “March 2009 Note”), (ii) DMRJ under a senior secured convertible promissory note dated September 5, 2012 (the “September 2012 Note”) and (iii) to DMRJ under a senior secured convertible promissory note dated February 28, 2013 (the “February 2013 Note” and together with the March 2009 Note, the July 2009 Note, the September 2012 Note, the “Notes”), on December 30, 2016.

In March, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM, an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 16% per annum and mature on June 29, 2016.  We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under revolving promissory note (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note.

Further, we will be required to repay all of our borrowings from a group of institutional investors for which BAM Administrative Services LLC (“BAM”) acts as administrative agent, on June 29, 2016.

See Note 13 of Notes to Condensed Consolidated Financial Statements, accompanying this Quarterly Report. There can be no assurance that we will be successful in refinancing or extending our obligations to our secured lenders.

Our ability to comply with our debt covenants in the future depends on our ability to generate sufficient sales and to control expenses, and will require that we seek additional capital through private financing sources.  There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of our credit agreements, we could be required to pay default rate interest equal to the interest rate per annum under each term note increased by an additional fourteen percent (14%) per annum (pro-rated for partial years), not to exceed the maximum legal rate per annum on the outstanding principal balance outstanding as permitted by applicable New York law. The failure to refinance or otherwise negotiate further extensions of our obligations to our secured lenders would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations, provided that our credit facilities are extended. These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product and on the extension of the maturity date of our credit facilities with DMRJ, BAM and Montsant.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on various dates between June 29, 2016 and December 30, 2016. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

Despite our current sales, expense and cash flow projections and $1,582,000 in cash available from our line of credit with DMRJ, at May 6, 2016, to fund our operations and continue the development, commercialization and marketing of our products will require that we extend our credit facilities with DMRJ, BAM and Montsant. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had one irrevocable standby letter of credit outstanding in the approximate amount of $297,000. The letter of credit provides warranty performance security equal to 5% of the contract amount with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to April 15, 2017.

As of March 31, 2016, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 was issued to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount under Concepts Statement 6. Debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate and improves consistency with IFRS. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year.  We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of material weaknesses described in our Annual Report on Form 10-K for the year ended June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, we did not maintain effective internal control over financial reporting as of March 31, 2016 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, we have implemented additional controls to address system access deficiencies and have begun instituting mitigating controls to address segregation of duty issues. There are no other changes that have materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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

On May 22, 2015, a motion to dismiss the Complaint with prejudice was served on the plaintiff and subsequently filed with the Court. On July 21, 2015, the Court endorsed an Order of Stipulation the parties entered into. The Stipulation provides, among other things, that the Complaint is dismissed with prejudice and the Motion to Dismiss is moot. On December 17, 2015, the Court ruled that the Plaintiff’s counsel was entitled to a fee of $70,000 together with costs of approximately $6,000. During the three and nine months ended March 31, 2016, we recorded a charge of $76,000  in our condensed consolidated statement of operations and comprehensive loss.

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

We will be required to repay substantially all  of our secured borrowings  on various dates between June 29, 2016 and December 30, 3016 to DMRJ, Montsant and BAM.

We will be required to repay all of our borrowings from DMRJ and Montsant  under (i) a senior secured promissory note dated July 1, 2009 and (ii) a credit agreement dated September 4, 2009, on June 30, 2016 and will be required to repay our borrowings to (i) Montsant under an amended and restated senior secured convertible promissory note dated March 12, 2009 (the “March 2009 Note”), (ii) DMRJ under a senior secured convertible promissory note dated September 5, 2012 (the “September 2012 Note”) and (iii) to DMRJ under a senior secured convertible promissory note dated February 28, 2013 (the “February 2013 Note” and together with the March 2009 Note, the July 2009 Note, the September 2012 Note, the “Notes”), on December 30, 2016;

Further, we will be required to repay all of our borrowings from a group of institutional investors for which BAM Administrative Services LLC (“BAM”) acts as administrative agent, on June 29, 2016. Our obligations to BAM are secured by a security interest in substantially all of our assets. DMRJ and Montsant agreed to subordinate their security interest in all of our assets to the security interest held by BAM (See Note 13).

Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of March 31, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of March 31, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $4,603,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of May 6, 2016, our principal obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of May 6, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $4,883,000.

As of March 31, 2016 and May 6, 2016, our principal obligations to Montsant under a promissory note approximated $5,284,000. Further, as of March 31, 2016 and May 6, 2016, our obligation to Montsant for accrued interest under this instrument was $0.

Our obligations to the investors are secured by security interests in substantially all of our assets. As of March 31, 2016, our principal obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of March 31, 2016, our obligation under such notes for accrued interest amounted to approximately $1,600,000 and is included in accrued expenses in the condensed consolidated financial statements.

As of May 6, 2016, our principal obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of May 6, 2016, our obligation under such notes for accrued interest amounted to approximately $1,920,000.

If we are unable to repay these amounts as required, refinance our obligations to DMRJ, BAM and Montsant or negotiate extensions of these obligations, DMRJ, BAM and Montsant may seize our assets and we may be forced to file for protection under bankruptcy laws and to curtail or discontinue operations entirely.

Pursuant to our amended credit instruments with DMRJ, Montsant and BAM all of our indebtedness shall become immediately due and payment if we receive an offer from another person with respect to a Major Transaction.

All outstanding amounts due to DMRJ, Montsant and BAM shall be immediately due and payable if (a) we receive an offer from another person or entity with respect to a Major Transaction, (b) DMRJ, Montsant or BAM notifies us that such offer is satisfactory to DMRJ, Montsant or BAM (in their sole discretion), and (c) either (i) our Board of Directors does not approve such transaction within ten (10) days of our receipt of such notice from DMRJ, Montsant or BAM, (ii) if such transaction is subject to stockholder approval, we do not file a preliminary proxy statement with the SEC within fifteen (15) days of the receipt of such notice from DMRJ, Montsant or BAM or (iii) if such transaction is subject to stockholder approval, our stockholders do not approve such transaction within ninety

(90) days of the  receipt of such notice from DMRJ, Montsant or BAM, that we shall be obligated to immediately forward to DMRJ, Montsant or BAM  any offer that we receive with respect to any Major Transaction.

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product. Our failure to raise capital could have a material adverse effect on our business.

Management continually evaluates operating expenses and plans to increase sales and increase cash flow from operations. Despite our current sales, expense and cash flow projections and $1,582,000 in cash available from our line of credit with DMRJ, at May 6, 2016, to fund our operations and continue the development, commercialization and marketing of our products will require that we extend our credit facilities with DMRJ, BAM and Montsant. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we issued 330,000 shares of common stock, having a value of approximately $248,000, to two advisors, in consideration of services rendered to us under two advisory and consulting services agreements. The issuance of these shares was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 6.

Exhibits

Exhibit No.	Description
3.1

Articles of Amendment to the Restated Articles of Organization of Implant Sciences Corporation, adopted April 6, 2016 (incorporated herein by reference to Exhibit 3.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated April 8, 2016 and filed on April 8, 2016).

10.1

Consent and Second Omnibus Amendment to Secured Term Notes, dated as of April 6, 2016 and effective March 31, 2016, between Implant Sciences Corporation, the Guarantors named therein, certain Investors and BAM Administrative Services, LLC, as Agent (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated April 8, 2016 and filed on April 8, 2016).

10.2

Omnibus Fourteenth Amendment to Credit Agreement and Sixteenth Amendment to Note and Warrant Purchase Agreement, dated as of April 6, 2016 and effective March 31, 2016, among Implant Sciences Corporation, the Guarantors named therein, DMRJ Group LLC and Montsant Partners LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated April 8, 2016 and filed on April 8, 2016).

10.3

Comfort Letter, dated March 31, 2016, between the Company, DMRJ Group LLC and Montsant Partners LLC (incorporated herein by reference to Exhibit 10.4 to Implant Sciences Corporation’s Current Report on Form 8-K dated April 8, 2016 and filed on April 8, 2016).

10.4	First Amendment to Accounts Receivable Purchase Agreement, dated as of April 11, 2016, between Implant Sciences Corporation and Republic Capital Access, LLC.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract of compensatory plan or arrangement.
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

Dated: May 16, 2016