Form 10-K
period 2016-06-30
IMPLANT SCIENCES CORP
filed 2016-10-14
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

☐  Large Accelerated Filer

☐ Accelerated Filer

☐  Non-accelerated Filer (do not check if a smaller reporting company)

☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes ☐  No ☒

As of September 30, 2016, 79,875,620 shares of the registrant’s Common Stock were outstanding. As of December 31, 2015, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $39,582,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

IMPLANT SCIENCES CORPORATION

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.  Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business.”  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  Our expectations regarding the potential sale of the assets of the explosives detection business and our intent to acquire all the issued and outstanding shares of Zapata, or all of Zapata’s business. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  We urge readers to review carefully the risk factors described in this Annual Report and in the other documents that we file with the Securities and Exchange Commission.  You can read these documents at www.sec.gov.

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

On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection screening systems for funding. We entered into a cost-plus fixed-fee contract with the DHS on August 24, 2016. The contract consists of a definitive task and an optional task, each valued at approximately $1.1 million. The total performance period will be 24 months if the optional task is exercised. We expect the project to commence in the second quarter of fiscal 2017.

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

On July 20, 2016 we amended our credit agreements with DMRJ and Montsant, effective as of June 30, 2016, pursuant to which, amongst other matters, we extended the maturity date of our indebtedness to October 31, 2016.  Further, on that date, our credit agreements with BAM were automatically extended to October 30, 2016 as a result of the extension of the maturity date of our credit agreements with DMRJ and Montsant.

On July 18, 2016, we entered into a Letter of Intent (the “LOI”) with Zapata Industries SAS (“Zapata”), pursuant to which the we intend to acquire all the issued and outstanding shares of Zapata, or all of Zapata’s business, excluding inventory (with the our having the right to purchase all or a portion of the inventory of Zapata at cost), in exchange for (i) a number of shares of our common stock, par value $0.001 per share, (the “Common Stock”) equal to 60% of the total issued and outstanding shares of Common Stock on a fully-diluted basis (treating any preferred stock on an as converted basis and any warrants on an as exercised basis), (ii) $15,000,000 in cash and (iii) warrants to purchase 50,657,984 shares of Common Stock at an exercise price of $1.50 per share with a four-year term.

On September 13, 2016, we received a delivery order from the TSA for 1,353 QS-B220 desktop explosives trace detectors, with options to increase the delivery order quantity to 3,426 QS-B220 systems. The contract value, including options, aggregates to $71.3 million.

On October 10, 2016, we and our subsidiaries entered into an asset purchase agreement to sell the explosives trace detection assets to L-3 Communications Corporation for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment. In connection with the sale, on October 10, 2016, Implant Sciences Corporation and its subsidiaries IMX Acquisition Corp., C Acquisition Corp. and Accurel Systems International Corp. (together with the Company, the “Debtors”, filed voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  Please see Note 20 for further information on the asset sale and Chapter 11 filing.

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

At present, we have developed portable systems, which have been marketed and sold both domestically and internationally since 2004, and a desktop system which we began shipping commercially in the third quarter of fiscal 2012.  We utilize a contract manufacturer to manufacture our handheld ETD systems. We manufacture our desktop systems at our facility in Wilmington, Massachusetts. As we continue to focus on the sale and delivery of our security products, we work both independently and in conjunction with various government agencies to develop the next generation of trace explosives detectors and to identify new applications for our proprietary technology.

In April 2008, we acquired all of the capital stock of Ion Metrics, Inc., located in San Diego, California.  Ion Metrics develops mass sensor systems to detect and analyze chemical compounds such as explosives, chemical warfare agents, narcotics, and toxic industrial chemicals for the homeland defense, forensic, environmental, and safety/security markets.  Ion Metrics’ miniaturized quadrupole mass spectrometry (“QMS”) detector technology provides high performance and reliability in combination with low manufacturing costs.  We are currently developing interfaces for integrating the QMS detector into our future products. Please refer to our discussion of this technology under Products Under Development.

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

Similar initiatives by international organizations such as the European Union have also resulted in a growing worldwide demand for airline, cargo, port and border inspection technologies.  For example, the European Union has tasked a working group to establish uniform performance standards for people, cargo, mail & parcel and hold baggage ETD screening systems, just as it has with X-Ray and liquid explosives detection systems which resulted in the European Civil Aviation Conference's (“ECAC”) Common Evaluation Process of Security Equipment (“CEP”) for airport checkpoint screening of passengers and baggage. The CEP was established to provide standards for security equipment performance across ECAC's 44 member nations.   The promulgation of these new standards has established performance baselines against which we have directed certain of our research and development spending and the marketing our products to customers located in the European Union. As a result of these and other changes, sales of our security products have improved.  Major projects recently installed or currently underway include system installations at airports, ports and border crossings, government and military facilities and other locations, primarily in the international marketplace.  We anticipate that there may be growing demand from governments and commercial enterprises, in the United States, Europe, Middle East and Africa, for increasingly sophisticated screening solutions in the future.

Technology

Since 1999, we have performed research and development in the area of explosives trace detection (“ETD”).  We have developed several proprietary technologies in key areas of ETD which we believe improve the harvesting, collection and detection of trace particles and vapors of explosives substances.   More recently, we have adapted this technology for the detection of narcotics (“NTD”).  Our intellectual property portfolio contains 31 security-related patents and patents pending:  twenty-two issued and active United States patents, seven United States patents pending, and two licensed patents. We believe that our portfolio of patents and patents pending provides extensive protection in sample harvesting, sample detection and collection.  A key to our past and future success is our ability to innovate and offer differentiation in these areas.

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

Transport

Vortex Sampling

Once the trace particle has been released from a surface, it must be transported to a collection point.  Vortex sampling was the first of our sampling innovations.  Our vortex is similar to a miniature tornado.  A hollow spinning cylinder of air flowing outward creates a sheath of sampling volume when in contact with a surface. The force at the sampling surface from the impingement of the swirling air creates and equal and opposite vacuum force leaving the surface in the form of a “vortex”.  It is this vortex sampling technology that enables particles released within the vortex, or blown into it, to be transported with high efficiency to a collection filter. We have three patents issued in the area of vortex sampling methodology.

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

We have developed two types of electronic ionization utilizing photonic methods and high voltage non-radioactive spark sources for our instruments for applications requiring either the ionization of positive ions or negative ions.  These ion sources may be found individually or in combination within our products, depending on the application for which the equipment is to be used.  We have five patents in the area of photonic ionization.

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

Other Intellectual Property

We have received patents for: 1) a general explosive detection system; 2) miniature sensor structures for ion mobility spectrometers; 3) long-life calibrant and three patents in real-time trace detection by IMS and QMS and three hyphenated system patents pending. We have several patents pending for: 1) self-regenerating air dryer and purifier; 2) quadrupole arrays using electron multiplication based detector; 3) high performance multi-channel IMS; 4) miniature sensor structures for IMS; 5) high speed dual polarity IMS; 6) high sensitivity chemical trace detector; 7) discharge ionizer array and have three hyphenated system patents pending.

Intellectual Property

It is our policy to protect our proprietary position by, among other methods, filing United States patent applications.  Our intellectual portfolio contains thirty-one security-related patents and patents pending:  twenty-two patents have been issued and are active, seven patents are pending and we license two patents.  The twenty-two issued patents expire in the years 2022 through 2035.

We believe our patent portfolio provides extensive protection.  We also rely on unpatented proprietary technology, trade secrets and know-how.

Manufacturing

We manufacture our handheld security products primarily through a sole source contract manufacturer located in Massachusetts.  We also maintain an internal production group at our corporate headquarters in Wilmington, Massachusetts, which is responsible for pre-production logistics, oversight of contract manufacturing, quality control and inventory management. We believe our strategy to outsource manufacturing of our handheld products reduces manufacturing costs, improves scheduling flexibility, and allows us to focus our internal resources and management on the manufacture of our desktop systems, product development, marketing, sales and distribution.

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

Products

We have developed several explosives detection systems designed for use in aviation and transportation security, high threat facilities and infrastructure, military installations, customs and border protection, and mail and cargo screening.  The systems use our proprietary Quantum SnifferTM technologies, including a photon-based, non-radioactive ion source in combination with ion mobility spectrometry (“IMS”), a classic detection tool sensitive to the unique speeds with which ions of various substances move through the air to electronically detect minute quantities of explosive and narcotic vapor and particles.

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

Products Under Development

Quantum Sniffer TM QS-H150E Portable Explosives and Narcotics Detector

We are developing a next-generation handheld detector that will use dual IMS non-radioactive ionization for the detection and identification of a wide range of military, commercial and improvised explosives, as well as narcotics. The QS-H150E will have automatic and continuous self-calibration, multi-level password-protected data security and will include a data management interface with data export to a network for recordkeeping, providing a link with the central command centers and logistics systems used by major carriers. We expect to begin shipment of the QS-H150E in the third quarter of fiscal 2017.

Miniature Mass Spectrometer

We initially developed our own proprietary IMS technology.  We believe, however, that as market demand grows for greater precision of substance identification and the list of substances to be detected increases, more advanced detectors will be required.

Our acquisition of Ion Metrics enabled us to obtain miniaturized quadrupole mass spectrometry (“QMS”) detector technology.  The QMS detector is roughly the size of an AA battery and has low manufacturing costs.  When used in conjunction with an IMS, the QMS detector senses the molecular weight of the chemical species resulting in an “orthogonal” detection method in which a more fundamental characteristic of a substance is measured.  We believe that, because it is unlikely that two substances would share the same mass and the same ion mobility in air, QMS detector technology improves the accuracy of detection and minimizes false alarms.  We are currently developing interfaces for integrating the QMS detector into our future products. We have received one patent and have one patent pending in the area of miniature sensor structures for ion mobility spectrometers.

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

We are currently developing hyphenated systems employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.  We have three patent issued and one patent pending in real-time trace detection by IMS and QMS and three hyphenated system patents pending. These methods focus on real-time detection, identification and analysis of trace amounts of narcotics, explosives and chemical agents.

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

On November 10, 2014, we received an initial delivery order from the TSA for 1,170 QS-B220 desktop explosives trace detectors and on September 13, 2016, we received a delivery order from the TSA for 1,353 QS-B220 desktop explosives trace detectors, with options to increase the delivery order quantity to 3,426 QS-B220 systems.

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

Capitalize on Expanded Sales and Marketing Capabilities to Drive and Support Sales Growth in our International Markets.

Since 2011 we have expanded our sales and marketing staff as well as our global network of independent distributors. At June 30, 2016, we employed six sales professionals, one of whom is focused solely on U.S. government opportunities, and a marketing professional; and we were represented by more than 50 distributors. Our sales staff and distribution network has been instrumental in helping us to penetrate key vertical markets around the world, such as force protection and law enforcement, transportation security, aviation security, and critical infrastructure and “VIP” protection. To further support our sales growth, during fiscal 2014, we expanded our service and training capabilities. We intend to expand our distribution network and continue to expand our service and training capabilities. At the same time, we believe that our existing distributors, many of whom are new relationships, will increase their own sales of our products into these and other vertical markets.

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

•

A “vehicle portal” to identify trace particles of explosives on or in vehicles: and,

•

A hyphenated desktop trace detector that employs conventional ion mobility, differential mobility and quadrupole mass spectrometry.

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

Marketing and Sales

We market and sell our products through direct sales and marketing staff located in the United States, in addition to a global network of independent and specialized sales representatives and distributors.  Presently, our marketing and sales staff includes six sales professionals, one of whom is focused solely on U.S. government opportunities, and one marketing professional. During fiscal 2015 and fiscal 2016, we expanded upon our global network of independent distributors and as of June 30, 2016 were represented by more than 50 distributors.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

Competition

We believe that Morpho Detection, Inc., Smiths Detection, Inc. and NucTech Company Limited are our primary competitors in trace explosives and narcotics detection markets throughout the world. Companies in our industry compete on the basis of pricing, product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of passengers, baggage and cargo carried on airlines.  Each of our principal competitors uses IMS technologies; however, they use a radioactive ion source to ionize the explosive molecules. Our competitors have recently introduced ETD devices that do not use a radioactive ion source. We believe our technology differs from the competition in that we do not have a radioactive ion source; we have lower operating costs, and we can perform “real time” detection.  We believe our patented technology provides our devices with greater operating advantages and fewer regulatory restrictions.

Research and Development

Our technical staff consists of 23 scientists and engineers, three of whom hold Ph.D. degrees, and three of whom hold Masters degrees.  All of our existing and planned products rely on proprietary technologies developed in our research and development laboratories.  Our research and development efforts are generally self-funded, but may also be funded by corporate partners or by awards under the Small Business Innovative Research and other programs of the U.S. government.  Under the Small Business Innovative Research program, we retain the right to patent any technology developed pursuant to the program, subject to the retention by the U.S. government of a royalty-free license to use the technology.  We have obtained over $20 million in U.S. government grants and research contracts over the past 20 years. However, we did not have any U.S. government grants or research contracts in fiscal 2015 or fiscal 2016.

On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection screening systems for funding. We entered into a cost-plus fixed-fee contract with the DHS on August 24, 2016. The contract consists of a definitive task and an optional task, each valued at approximately $1.1 million. The total performance period will be 24 months, provided the optional task is exercised. We expect the project to commence in the second quarter of fiscal 2017.

We spent approximately $4,057,000 and $5,014,000 on internally funded research and development in the fiscal years ended June 30, 2016 and 2015, respectively.

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

Employees

As of June 30, 2016, we had 96 full-time employees at our Massachusetts facility and two full-time employees in California. On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Order Backlog

At June 30, 2016, our order backlog was $18,258,000. Our order backlog as of June 30, 2015 was $44,782,000, largely due to the receipt, on November 10, 2014, of an initial delivery order from the TSA for 1,170 QS-B220 desktop explosives trace detectors and orders received as a result of the ECAC mandate to implement passenger checkpoint and checked baggage ETD screening at airports serving more than 500,000 passengers annually. On September 13, 2016, we received a delivery order from the TSA for 1,353 QS-B220 desktop explosives trace detectors, with options to increase the delivery order quantity to 3,426 QS-B220 systems. The contract, with options, aggregates to $71.3 million.

We expect to ship a majority of the order backlog in our fiscal year ending June 30, 2017.  However, our backlog does not necessarily represent actual future shipments since orders, including our delivery order with the TSA, may be delayed or cancelled by our customers without financial penalty.  The rate of customer order cancellations can vary quarter to quarter and year to year. Customers may also reject nonconforming products.

Geographic Areas

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2016 and 2015, international sales represented approximately 53% and 85%, respectively, of our revenue. For the fiscal year ended June 30, 2016, a customer from France represented approximately 20% of our revenues. For the fiscal year ended June 30, 2015, a customer from the Netherlands and a customer from Norway represented approximately 18% and 16% of our revenues, respectively. Revenues from sales to agencies of the U.S. Government represented approximately 39% of our revenues for the fiscal year ended June 30, 2016.

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

For the duration of our Chapter 11 case, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•

our ability to continue as a going concern;

•

our ability to consummate the transaction with L-3 Communications Corporation;

•

our ability to obtain court approval with respect to motions filed in the Chapter 11 case from time to time;

•

our ability to comply with and operate under any cash management orders entered by the court from time to time;

•

our ability to confirm and consummate a Chapter 11 plan or a sale strategy; and

•

our ability to fund and execute our business plan.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 case could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, transactions outside the ordinary course of business are subject to the prior approval of the court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Because of the risks and uncertainties associated with the Chapter 11 case, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Trading in our securities during the pendency of the Chapter 11 case is highly speculative and poses substantial risks.

Trading prices for our equity or other securities may bear little or no relationship to the actual recovery, if any, by the holders thereof during the pendency of the Chapter 11 case. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.

The pursuit of the Chapter 11 case has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Chapter 11 case continues, our senior management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 case is protracted.

We may be unable to obtain the debt financing necessary to fund our operations.

Although we have obtained commitments for debtor-in-possession financing of approximately $5.7 million, such financing is subject to a number of conditions, including court approval, which we may fail to meet. In addition, we may require additional financing to fund our operations in the future. The failure to secure additional financing could have a material adverse effect on our continued development or growth.

Risks Related to our Liquidity

We will require additional capital to fund operations and continue the development, commercialization and marketing of our product.  Our failure to raise capital could have a material adverse effect on our business.

Management continually evaluates operating expenses and plans to increase sales and increase cash flow from operations.  Despite our current sales, expense and cash flow projections and the cash available from our line of credit with DMRJ Group LLC (“DMRJ”), we will require additional capital in the second quarter of fiscal 2017 to fund operations and continue the development, commercialization and marketing of our products. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws.

We will be required to repay our secured borrowings on October 30, 2016 and October 31, 2016.

We will be required to repay all of our borrowings from DMRJ and Montsant  under (i) a senior secured promissory note dated July 1, 2009 with DMRJ, (ii) a credit agreement dated September 4, 2009 with DMRJ, (iii) to Montsant under an amended and restated senior secured convertible promissory note dated March 12, 2009 (the “March 2009 Note”), (iv) to DMRJ under a senior secured convertible promissory note dated September 5, 2012 (the “September 2012 Note”) and (v) to DMRJ under a senior secured convertible promissory note dated February 28, 2013 (the “February 2013 Note”) on October 31, 2016.

Further, we will be required to repay all of our borrowings from a group of institutional investors for which BAM Administrative Services LLC (“BAM”) acts as administrative agent, on October 30, 2016. Our obligations to BAM are secured by a security interest in substantially all of our assets. DMRJ and Montsant agreed to subordinate their security interest in all of our assets to the security interest held by BAM (See Note 14).

As of June 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of June 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $5,303,000 and is included in current liabilities in the consolidated financial statements.

As of June 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of June 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated was $0.

As of June 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of June 30, 2016, our obligation under such notes for accrued interest amounted to approximately $2,400,000 and is included in current liabilities in the consolidated financial statements.

As of September 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of September 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $7,282,000. Please refer to Note 20 for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of September 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of September 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated $203,000.

As of September 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2016, our obligation under such notes for accrued interest amounted to approximately $3,200,000.

If we are unable to repay these amounts as required, refinance our obligations to DMRJ and/or the other institutional investors, or negotiate extensions of these obligations, DMRJ, Montsant and/or BAM may seize our assets and we may be forced to file for protection under bankruptcy laws and to curtail or discontinue operations entirely.

We may not be able to continue to sell our receivables, which could have a material adverse effect on our business.

On December 11, 2015, we entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (“RCA”), pursuant to which we may sell eligible accounts receivables relating to U.S. government prime contracts or subcontracts (as defined in the Purchase Agreement, “Eligible Receivables”) to RCA.  The total amount of Eligible Receivables that we may sell to RCA is subject to a maximum limit of $2,000,000 of outstanding receivables at any given time.  The Purchase Agreement terminates on November 30, 2016. On April 11, 2016, we amended the Purchase Agreement (the “Amended Purchase Agreement”). As amended, the total amount of Eligible Receivables that we may sell to RCA is subject to a maximum limit of $3,500,000 of outstanding receivables at any given time. Our ability to sell certain of our accounts receivable has hastened the collection of these receivable and improved our liquidity. If we are unable to extend our current Purchase Agreement, this would have a material adverse effect on our liquidity and operations.

Independent auditor report includes cautionary language on our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended June 30, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern.  This explanatory paragraph indicates there is substantial doubt as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at June 30, 2016, to cover our operating capital requirements for the next fifteen-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

During the fiscal years ended June 30, 2016 and 2015, we had revenues of approximately $53,061,000 and $12,991,000, respectively.  During the fiscal years ended June 30, 2016 and 2015, we had net losses of approximately $10,655,000 and $21,543,000, respectively. There is a risk that we will never be profitable.  We plan to further increase our expenditures to complete the development and commercialization of our new products, and to broaden our sales and marketing capabilities.  As a result, we believe we will likely incur losses through fiscal 2017.  Our accumulated deficit as of June 30, 2016 and 2015 was approximately $200,084,000 and $189,429,000, respectively.  Our ability to generate sufficient revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

Our operating results have fluctuated in the past from quarter to quarter and are likely to fluctuate significantly in the future due to a variety of factors, many of which are beyond our control.

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

Historically, a substantial portion of our revenue in any quarter has been derived from orders booked and shipped in the same quarter, and backlog has not been a meaningful indicator of revenues for a particular period.  As of June 30, 2016, our order backlog was $18,258,000. Accordingly, our sales expectations currently are based almost entirely on our backlog of customer orders and internal estimates of future demand. However, our backlog does not necessarily represent actual future shipments since orders, including our delivery order with the TSA, may be delayed or cancelled by our customers without financial penalty.  The rate of customer order cancellations can vary quarter to quarter and year to year. Customers may also reject nonconforming products.

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

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2016 and 2015, international sales represented approximately 53% and 85%, respectively, of our revenues. For the fiscal year ended June 30, 2016, a customer from France represented approximately 20% of our revenue. For the fiscal year ended June 30, 2015, a customer from the Netherlands and a customer from Norway represented approximately 18% and 16% of our revenues, respectively. Revenues from sales to agencies of the U.S. Government represented approximately 39% of our revenues for the fiscal year ended June 30, 2016.

Although we anticipate increased U.S. market penetration as a result of TSA qualification, the receipt of an Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract with the United States Transportation Security Administration (“TSA”) for our QS-B220 desktop explosives trace detectors and the receipt a subsequent delivery order from the TSA for 1,353 QS-B220 desktop explosives trace detectors, with options to increase the delivery order quantity to 3,426 QS-B220 systems, we expect that revenues from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be impacted by a variety of factors, including:

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

We will require additional capital to successfully conclude the acquisition of Zapata Industries, SAS.

On July 18, 2016, we entered into a Letter of Intent (the “LOI”) with Zapata Industries SAS (“Zapata”), pursuant to which the we intend to acquire all the issued and outstanding shares of Zapata, or all of Zapata’s business, excluding inventory (with the our having the right to purchase all or a portion of the inventory of Zapata at cost), in exchange for (i) a number of shares of our common stock, par value $0.001 per share, (the “Common Stock”) equal to 60% of the total issued and outstanding shares of Common Stock on a fully-diluted basis (treating any preferred stock on an as converted basis and any warrants on an as exercised basis), (ii) $15,000,000 in cash and (iii) warrants to purchase 50,657,984 shares of Common Stock at an exercise price of $1.50 per share with a four-year term. Further, under the terms of the LOI, we are required to repay all of our outstanding indebtedness, so that we are debt free and at the time of closing that we will have cash in hand of $20,000,000 after paying the $15,000,000 purchase price. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us.  If we raise additional capital by issuing equity or convertible debt securities, the additional securities will dilute the share ownership of our existing investors.  In addition, we may grant future investors rights that are superior to those of our existing investors.  If we fail to obtain sufficient additional capital we will not be able to acquire Zapata.

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

We rely on a single contract manufacturer to provide manufacturing services for our handheld QS-H150 explosives detection products.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2016, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

We may not be able to protect our intellectual property rights.

Our ability to compete is affected by our ability to protect our intellectual property rights.  We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights.  Despite these efforts, we cannot be certain that the steps we take to protect our intellectual property will be adequate to prevent misappropriation of our technology or protect that proprietary information.  We cannot assure you that any pending or future patent applications will be approved, or that any issued patents will not be challenged by third parties.  The validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.  Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.  Although 57% of our revenue in fiscal 2016 was derived from international sales, we do not have any patents or patents pending outside of the United States. Moreover, the enforcement of laws protecting intellectual property in some of the countries in which we sell our products may be inadequate to protect our technology and proprietary information.

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

Although we have twenty-two United States patents issued and seven United States patent applications pending for our explosives detection technology and processes, our success will depend, in part, on our ability to obtain the patents applied for and maintain trade secret protection for our technology and operate without infringing on the proprietary rights of third parties.  No assurance can be given that any pending or future patent applications will issue as patents, that the scope of any patent protection obtained will be sufficient to exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

As of June 30, 2016, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $116,000,000 expiring between 2022 and 2036, and $82,000,000, expiring between 2017 and 2036, respectively. In the event that an “ownership change” occurs for purposes of Section 382 of the Internal Revenue Code, our ability to use these losses to offset future taxable income could be significantly limited. Any such limitation may result in the expiration of a portion of the carry forwards before we can use them. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of our common stock during any cumulative three-year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of our common stock. Such a change in ownership may be triggered by regular trading activity in our common stock, which is generally beyond our control. We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382, but we believe that it is likely that an ownership change has occurred. If we are able to refinance our secured indebtedness or otherwise raise capital by issuing common stock or other securities that are convertible into common stock, a further “ownership change” may become more likely.

We may not be able to achieve our strategic objectives, including the sale of the ETD business and the Zapata Industries, Inc. acquisition.

With respect to acquisitions and divestitures, we may not achieve expended returns and other benefits as a result of various factors, including integration and challenges of assimilating personnel and technology.  When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies in a timely manner, which could delay the accomplishment of our objectives.  Alternatively, we may dispose of a business or assets at a price or on terms that are less than we anticipated. After reaching an agreement with a buyer or seller, the acquisition or sale of a business, such as the proposed sale of the ETD business or the Zapata Industries, Inc. acquisition, may be subject to regulatory and governmental approval and the satisfaction of pre-closing conditions, which may prevent us from completing the transaction. We may not have the resources to successfully conclude an acquisition. The sale of a business or assets may involve guarantees, indemnities or other financial obligations.  Under these arrangements, the performance of the divested business or other conditions outside of our control could affect our future financial results.

Risks Related to Competition

We may not be able to compete effectively against existing or new competitors.

We believe that our ability to compete in the explosive detection systems market is based upon such factors as:

pricing, product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of passengers, baggage, and cargo carried on airlines.  Our competitors may have advantages over our existing technology with respect to these factors.  There can be no assurance that we will be successful in convincing potential customers that our products will be superior to other systems given all of the necessary performance criteria, that new systems with comparable or greater performance, lower price and faster or equivalent throughput will not be introduced, or that, if such products are introduced, customers will not delay or cancel potential orders.  Further, there can be no assurance that we will be able to bring to commercialization and further enhance our product to better compete on the basis of cost, throughput, accommodation of detection of passengers, baggage or other cargo carried onto airlines, or that we will otherwise be able to compete successfully with existing or new competitors.

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

Risks Related to Our Securities

Because our common stock is not traded on a national securities exchange, our stock has limited liquidity and our ability to raise capital is impaired.

Our common stock was delisted by the NYSE Amex LLC in June 2009.  Our common stock has been quoted on the OTC Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCQB tier under the symbol “IMSC”. We believe that trading “over the counter” has limited our stock’s liquidity and has impaired our ability to raise capital.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.25 to $0.85.  The market price of our common stock may also fluctuate significantly in the future due to:

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

On July 1, 2015, at an Annual Meeting of Stockholders, our stockholders approved an amendment to the Company’s Restated Articles of Organization to increase the number of authorized shares of common stock by 50,000,000 shares to 250,000,000 shares. Articles of Amendment to our Restated Articles of Organization with the Commonwealth of Massachusetts were filed on July 20, 2016 to effect that increase. As a result of the stockholder approval, we are authorized to issue 250,000,000 shares of our common stock.

As of June 30, 2016, there were 79,396,165 and 79,385,620 shares of common stock issued and outstanding, respectively.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants, convertible debt instruments and convertible preferred stock.

As of June 30, 2016, we had outstanding stock options and warrants to purchase approximately 22,783,984 shares of our common stock, the exercise price of which range between $0.08 per share to $2.30 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise of these instruments.  As of June 30, 2016, the outstanding balance due under the senior secured convertible promissory notes issued to DMRJ was $36,493,000, in the aggregate, of which a $18,970,000 senior convertible promissory note (the “September 2012 Note’)  is convertible into shares of Series H Convertible Preferred Stock, which preferred stock is convertible into shares of our common stock at $1.09 per share; and a $17,523,000 senior secured promissory note (the “February 2013 Note”) is convertible into shares of Series I Convertible Preferred Stock, which preferred stock is convertible into shares of our common stock at $1.18 per share. As of June 30, 2016, the outstanding balance due under the senior secured convertible promissory note (the “March 2009 Note”) issued to Montsant was $5,284,000, which is convertible into shares of our common stock at $0.08 per share.

On July 20, 2016, we amended our credit agreements with DMRJ and Montsant, pursuant to which amongst other matters the conversion and anti-dilution provisions of the February 2013 Note held by DMRJ were deleted in their entirety, and the conversion provisions of the September 2012 Note were limited to an aggregate total of $7,000,000 in obligations thereunder. The conversion price for the September 2012 Note was reduced from $1.09 to $0.19 per share for up to $7,000,000 of the obligations thereunder and the remaining conversion rights under the September 2012 Note and the February 2013 Note were waived.

In connection with the loan extensions, on July 20, 2016, we issued to DMRJ a warrant (the “Warrant”) to purchase up to 50,657,894 shares of Common Stock at an exercise price of no lower than $0.19 per share with a five-year term, first exercisable on October 31, 2016.  The Warrant will terminate in the event that the Zapata Acquisition is not consummated on or prior to January 31, 2017 (including if our shareholders do not approve the Zapata Acquisition or if either we or Zapata abandons its efforts to consummate the Zapata Acquisition prior thereto. Any shares issued under the Warrant prior to such termination will be sold by DMRJ to the Company for the exercise price paid therefor. The specific exercise price shall be the higher of: (i) $0.19 per share; and (ii) in the event we sell our existing business (which would not include any assets acquired by us in the Zapata Acquisition) on or prior to October 31, 2016, the implied price per share in such sale (excluding any Warrant shares and any shares issued in the Zapata Acquisition and, if converted prior to such time, treating the September 2012 Note as if it had not been converted).

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

The exercise of our outstanding options and warrants, the conversion of convertible debt instruments and the issuance of shares of common stock under our advisory agreements will reduce the percentage of common stock held by our current stockholders. During the fiscal years ended June 30, 2016 and 2015, DMRJ converted senior secured convertible debt and accrued interest in the amounts of $245,000 and $799,000, respectively, which resulted in the issuance of shares of our common stock of 3,062,500 and 9,987,500, respectively. Further, the terms on which we could obtain additional capital during the life of the derivative securities may be adversely affected, and it should be expected that the holders of the derivative securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such derivative securities.  As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

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

From time to time, certain of our stockholders who acquired their shares directly from our company in privately negotiated transactions may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to effective registration statements under the Securities Act of 1933 and under Rule 144, promulgated under the Securities Act.  As of June 30, 2016, we are committed under two consulting agreements to issue and aggregate of 1,650,000 shares of our common stock over a fifteen month term, commencing in September 2015. As of June 30, 2016, we had issued an aggregate of 990,000 shares under the two consulting agreements. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a one-year holding period.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale registration statement may have material adverse effect on the market price of our securities.

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

As of September 30, 2016, DMRJ and Montsant, two of our secured lenders, have the right to acquire up to 105,420,837 shares of our common stock upon the conversion of debt, interest and convertible preferred stock. Our directors and executive officers own, or have the right to exercise options within 60 days to acquire, up to 8,379,707 shares of our common stock. If all of these shares of common stock are issued, DMRJ, Montsant and our directors and executive officers would own approximately 59.1% of our outstanding common stock, on a fully diluted basis. Accordingly, these stockholders could have a significant influence over, or have absolute control over,  the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

In connection with the preparation of our financial statements for the years ended June 30, 2015, 2014 and 2013, our management and our independent registered public accountants identified certain deficiencies that, in the aggregate, represent material weaknesses. However, these weaknesses did not result in any material unadjusted differences when preparing the financial statements for the year ended June 30, 2015.

During fiscal 2016 we began the process to remediate these material weaknesses; however the timing of completing our remediation efforts is uncertain. Our efforts have focused on instituting mitigating controls to address segregation of duties and undertake a thorough review of the finance functions position responsibilities and the hiring of additional staff; implement additional controls to address system access deficiencies; establish independent review and verification procedures for our vendor and customer master files; enhance the documentation to support review occurrences and approval procedures; and, commence regular periodic reviews of our internal controls over financial reporting with our Board of Directors and Audit Committee to address the inadequate risk oversight function and institute procedures to evaluate and report on risks to financial reporting, including the documentation and completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of our controls to mitigate these risks.

Item 1B.

Unresolved Staff Comments

Not Applicable.

Item 2.

Properties

During the fiscal year ended June 30, 2016 we operated out of one location.  Our corporate offices are located in an approximately 58,000 square foot leased facility in Wilmington, Massachusetts.  In addition to our corporate offices, this facility houses research and development, sales and marketing, and production.  Our current lease expires in June 2020. We have exited from previous lease commitments for 2,000 square feet of research and office space in San Diego, California and 300 square feet of office space in Shanghai, China. We believe that our current facility is suitable for our anticipated requirements.

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

On May 22, 2015, a motion to dismiss the Complaint with prejudice was served on the plaintiff and subsequently filed with the Court. On July 21, 2015, the Court endorsed an Order of Stipulation the parties entered into. The Stipulation provides, among other things, that the Complaint is dismissed with prejudice and the Motion to Dismiss is moot. On December 17, 2015, the Court ruled that the Plaintiff’s counsel was entitled to a fee of $70,000 together with costs of approximately $6,000. During the fiscal year ended June 30, 2016, we recorded a charge of $76,000 in our consolidated statement of operations and comprehensive loss.

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

	Fiscal Year 2016
	High	Low
4th Quarter	$ 0.85	$ 0.30
3rd Quarter	0.56	0.25
2nd Quarter	0.82	0.42
1st Quarter	0.84	0.57

	Fiscal Year 2015
	High	Low
4th Quarter	$ 0.87	$ 0.64
3rd Quarter	1.10	0.71
2nd Quarter	1.54	0.86
1st Quarter	1.82	0.94

As of September 23, 2016, we had approximately 111 stockholders of record.  The last sale price as reported on the OTC Bulletin Board on September 30, 2016, was $0.37. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  In addition, our agreements with our secured lenders prohibit the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2016 Equity Compensation Plan Information

The table below sets forth certain information as of June 30, 2016 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	20,608,984	$ 1.15	8,290,530
Equity compensation plans not approved by stockholders	-	$ -	-
	20,608,984	$ 1.15	8,290,530

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

Recent Sales of Unregistered Securities

In May 2016, we issued 360,000 shares of common stock, having a value of $231,000, to five advisors, in consideration of services rendered to us under advisory and consulting services agreements. The issuance of these shares was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 6.

Selected Financial Data

Not applicable

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, derivative liabilities, conversion features of our debt agreements and warranty obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our financial statements:

•

Revenue Recognition.  We recognize revenue when there is persuasive evidence of an arrangement with the customer that states a fixed or determinable price and terms, delivery of the product has occurred or the service performed is in accordance with the terms of the arrangement, and collectability of the sale is reasonably assured.  Revenues for which we have received payment, but are due to obligations under the sales agreement, are reflected on our balance sheet as deferred revenues. We allocate consideration for each deliverable as a separate unit of accounting based on its relative selling price. We determine selling price using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third party evidence (“TPE”).  If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (“ESP”).  If a product or service is seldom sold separately, it is unlikely that we can determine VSOE for the product or service.  TPE is determined based on prices charged by competitors of us for a similar deliverable when sold separately.  Generally we are not able to use TPE, as we are usually not able to obtain sufficient information on competitor pricing to substantiate TPE.  The objective of ESP is to determine the price at which we would transact if the product or service were sold on a standalone basis. We determine ESP for product or services based on the specific facts and circumstances of the arrangement.  Maintenance or service revenues are recognized over the term of the contract.

            Revenue from separately priced extended warranty and product maintenance contracts is deferred and recognized in income on a straight-line basis over the contract period.

•

Accounts Receivable and Allowance for Doubtful Accounts.  We maintain allowances for estimated losses resulting from the inability of our customers to make required payments.  Judgments are used in determining the allowance for doubtful accounts and are based on a combination of factors.  Such factors include historical collection experience, credit policy and specific customer collection issues.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., due to a bankruptcy filing), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  We perform ongoing credit evaluations of our customers and continuously monitor collections and payments from our customers.  While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same bad debt rates that we have in the past.  A significant change in the liquidity or financial position of any of our customers could result in the uncollectability of the related accounts receivable and could adversely impact our operating cash flows in that period.

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

•

Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  We have recorded a full valuation allowance against our net deferred tax assets of $116,000,000 as of June 30, 2016, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

•

Stock-Based Compensation.  We account for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options to employees and non-employee directors is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. The calculation of stock-based compensation requires us to estimate several factors, most notably the term, volatility and forfeitures.  We estimate the option term using historical terms and estimate volatility based on historical volatility of our common stock over the option’s expected term.  Expected forfeitures based on historical forfeitures in calculating the expense related to stock-based compensation associated with stock awards. Our estimates and assumptions are based on the best information available at the time of valuation; however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Results of Operations

For the Year Ended June 30, 2016 vs. June 30, 2015

Revenues

	For the Year Ended June 30, 2016		For the Year Ended June 30, 2015
(In thousands)	Amount	Mix	Amount	Mix	Change
Product
QS-B220	$ 44,808	84.4%	$ 8,511	65.5%	426.5%
QS-H150	3,902	7.4%	3,464	26.7%	12.6%
Parts and supplies	3,355	6.3%	711	5.5%	371.6%
	52,065	98.1%	12,686	97.7%	310.4%
Services	996	1.9%	305	2.3%	226.6%
Total	$ 53,061	100.0%	$ 12,991	100.0%	308.4%

Revenues for the year ended June 30, 2016 were $53,061,000 as compared with $12,991,000 for the comparable prior year period, an increase of $40,070,000, or 308.4%. The increase in revenue is due primarily to a 667.6% increase in the number of QS-B220 desktop units sold in the year ended June 30, 2016, due to the shipments under our delivery order with the U.S. Transportation Security Administration, shipments to the Canadian Air Transport Security Authority and increased shipments to Asia in the current period, offset partially by a 31.4% decrease in the average unit sales prices, which resulted in a 426.5% increase in QS-B220 revenues. Factors impacting our average unit sales prices are mainly due to the competitive market conditions and $325,000 in early payment discounts in the year ended June 30, 2016.

QS-H150 handheld units sold in the year ended June 30, 2016, increased 11.2%, compared to the prior period, due to increased shipments to Asia and Europe and a 1.3% increase in the average unit sales prices, which resulted in a 12.6% increase in QS-H150 revenues.

Sales of parts and supplies and service revenues increased 371.6% and 226.6%, respectively, in the year ended June 30, 2016, due primarily to increased sales of consumables and other supplies that shipped with the QS-B220 desktop units and increased training and warranty revenue in the current fiscal period.

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

Cost of Revenues

Cost of revenues for the year ended June 30, 2016 were $33,712,000 as compared with $8,472,000 for the comparable prior year period, an increase of $25,240,000 or 297.9%. The increase in cost of revenues recorded in the year ended June 30, 2016 is primarily due to increased unit sales of our QS-B220 desktop units, increased sales of consumables and spare parts and an increase in manufacturing overhead costs.

Gross Margin

Gross margin for the year ended June 30, 2016 was $19,349,000 or 36.5% of revenues as compared with $4,519,000 or 34.8% of revenues for the comparable prior year period. The increase in gross margin as a percent of revenues is primarily due to increased manufacturing overhead absorption due to increased unit volume, offset partially by a decrease in the average unit sales price on sales of our QS-B220 units of 31.4%.

Research and Development Expense

Research and development expense for the year ended June 30, 2016 was $4,057,000 as compared with $5,014,000 for the comparable prior year period, a decrease of $957,000 or 19.1%. The decrease in research and development expense is due primarily to a $262,000 decrease in stock-based compensation expense, a $150,000 decrease in materials and prototype expense, the relocation of the San Diego, CA advanced technology office, which resulted in a $68,000 decrease in rent expense and a $351,000 decrease in payroll and related fringe benefits and a $61,000 decrease in external agency testing fees. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will likely increase in the next six to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended June 30, 2016 were $15,793,000 as compared with $12,201,000 for the comparable prior year period, an increase of $3,592,000, or 29.4%. The increase in selling, general  and administrative expenses is due primarily to a $2,325,000 increase in payroll and related benefits due  primarily to the provision of $1,927,000 for  incentive compensation, a $866,000 increase in consulting expenses due to the issuance of shares of our common stock to advisors for services rendered under the advisory and consulting services agreements and investment banker advisor fees, a $926,000 increase in legal fees attributable to our ongoing review of strategic alternatives, a $1,488,000 increase in variable selling expenses, a $397,000 increase in travel expenses,  and a $161,000 increase in business insurance expense due to increased revenues, partially offset by a $1,034,000 decrease in stock-based compensation on employee stock options, due primarily to additional stock-based compensation expense resulting from the amendments to Mr. Bolduc’s existing vested stock options and to the accelerated vesting of certain options issued on July 2, 2014 in the prior year period, by separation benefits of $725,000 provided to our former CEO due to his resignation in the prior year period, a $216,000 decrease in stock-based compensation on warrants, a $274,000 of charges incurred pursuant to our Letter Agreement with Luveti in the prior year period, a $52,000 decrease in bad debt expense and a $56,000 decrease in rent expense.

Other Expense

For the year ended June 30, 2016, other expense was $10,154,000 as compared with other expense of $8,847,000, for the comparable prior year period, an increase of $1,307,000, or 14.8%. The increase is due to increased interest expense on higher borrowings under our credit facilities with DMRJ and, to a lesser extent, the 1% increase in the BAM interest rate which took effect on April 1, 2015 and interest incurred under our accounts receivable purchase agreement.

Net Loss

Our net loss for the year ended June 30, 2016 was $10,655,000 as compared with a net loss of $21,543,000 for the comparable prior year period, a decrease of $10,888,000, or 50.5%. The decrease in net loss is primarily due to increased revenues and gross margin, partially offset by increased operating expenses and an increase in interest expense.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of approximately $1,338,000, a decrease of $647,000 when compared with cash of $1,985,000 at June 30, 2015.

We will be required to repay all of our borrowings from DMRJ and Montsant  under (i) a senior secured promissory note dated July 1, 2009 with DMRJ, (ii) a credit agreement dated September 4, 2009 with DMRJ, (iii) to Montsant under an amended and restated senior secured convertible promissory note dated March 12, 2009 (the “March 2009 Note”), (iv) to DMRJ under a senior secured convertible promissory note dated September 5, 2012 (the “September 2012 Note”) and (v) to DMRJ under a senior secured convertible promissory note dated February 28, 2013 (the “February 2013 Note”) on October 31, 2016.

Further, we will be required to repay all of our borrowings from a group of institutional investors for which BAM Administrative Services LLC (“BAM”) acts as administrative agent, on October 30, 2016. Our obligations to BAM are secured by a security interest in substantially all of our assets. DMRJ and Montsant agreed to subordinate their security interest in all of our assets to the security interest held by BAM (See Note 14).

As of June 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of June 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $5,303,000 and is included in current liabilities in the consolidated financial statements.

As of June 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of June 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated was $0.

As of June 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of June 30, 2016, our obligation under such notes for accrued interest amounted to approximately $2,400,000 and is included in current liabilities in the consolidated financial statements.

As of September 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of September 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $7,282,000. Please refer to Note 20 for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of September 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of September 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated $203,000.

As of September 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2016, our obligation under such notes for accrued interest amounted to approximately $3,200,000.

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

We have paid, or will pay, as applicable, the following fees, as applicable, to RCA pursuant to the Purchase Agreement: (i) an initial enrollment fee equal to $5,000.00; (ii) a discount factor equal to 0.35%, for U.S. government contracts (or 0.53% for U.S. government subcontracts), of the amounts of purchased receivables; (iii) a program access fee equal to 0.017% of the daily ending account balance for each day that receivables are outstanding; (iv) a commitment fee equal to 1% of Maximum Amount minus the amount of purchased receivables; and (v) expenses relating to the negotiation of the Purchase Agreement, which amount is not expected to exceed $1,000.  As of June 30, 2016, RCA has purchased $11,914,000 of our receivables pursuant to the Purchase Agreement.

BAM, DMRJ and Montsant consented to the transactions contemplated by the Purchase Agreement.

For the Year Ended June 30, 2016 vs. June 30, 2015

For the year ended June 30, 2015, we had net cash outflows of $1,487,000 from operating activities as compared to net cash outflows from operating activities of $12,150,000 for the comparable prior year period.  The $10,663,000 decrease in net cash outflows used in operating activities during the year ended June 30, 2016, as compared to the comparable prior year period, was due to the following changes in working capital: (i) a $6,247,000 increase in accounts receivable, compared to a $375,000 increase in the prior period, due to the timing of our product shipments in the year ended June 30, 2016; (ii) a $563,000 decrease in inventories compared to a $2,376,000 increase in the prior period, due primarily to increased QS-B220 raw material inventory purchased in the quarter ended June 30, 2015 to fulfill ECAC customer orders, shipment of was made in our first quarter of fiscal 2016; (iii) an increase in accrued expenses of $12,900,000, compared to a $6,834,000 increase in the prior period,  due to an increase in interest expense from  higher borrowings under our credit facilities with DMRJ and BAM, and to a lesser extent, an increase in accrued compensation and benefits, due to bonuses approved by our board of directors and increased reserves for product warranty due to higher unit volumes shipped in the year ended June 30, 2016; (iv) a $2,790,000 decrease in deferred revenue, compared to a $3,050,000 increase in deferred revenue in the prior year period, due primarily to advance payment received from ECAC customers in the year ended June 30, 2015; (v) an $482,000 decrease in prepaid expenses, compared to a $612,000 increase in prepaid expenses, due to decreased advance payments required from several of our QS-B220 component suppliers;  and, (vi) an $1,800,000 increase in accounts payable, compared to a $820,000 decrease in the prior period, due to the timing of payments to our inventory supply chain.

For the year ended June 30, 2016, we had net cash outflows of $169,000 from investing activities as compared to net cash outflows of $176,000 from investing activities for the prior year period. The $7,000 decrease in net cash used in investing activities during the year ended June 30, 2016, as compared to the prior year period, was primarily due an increase in restricted funds of $257,000 received in the year ended June 30, 2015, offset by a $264,000 decrease in cash expended for purchases of equipment in the year ended June 30, 2016, compared to the prior comparable period.

For the year ended June 30, 2016 we had net cash inflows of $990,000 from financing activities as compared to net cash inflows of $13,919,000 for the comparable prior year period. The $12,929,000 decrease in net cash from financing activities during the year ended June 30, 2016, as compared to the prior year period, was primarily due to $1,000,000 in borrowings under our credit facility with DMRJ, compared to a net borrowings of $13,667,000 in borrowings under our credit facilities with DMRJ and BAM and a $261,000 decrease in proceeds received due to the exercise of stock options and warrants.

Credit Facilities with DMRJ Group LLC, Montsant Partners LLC and BAM Administrative Services LLC

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility. The notes mature on October 31, 2016.

On May 4, 2015, we entered into an assignment agreement with DMRJ and Montsant, wherein DMRJ assigned its rights, title and interest in the senior secured promissory note dated December 10, 2008 and appointed DMRJ as its collateral agent under the promissory note agreement. The note matures on October 31, 2016. DMRJ and Montsant are funds managed by Platinum Partners Value Arbitrage Fund LP.

In March, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM, an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 16% per annum and mature on October 30, 2016.  We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under revolving promissory note (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note. Thereafter, we entered into a series of amendments, waivers and modifications of this facility. The notes mature on October 30, 2016.

See Note 14 and Note 20 of Notes to Consolidated Financial Statements, accompanying this Annual Report. There can be no assurance that we will be successful in refinancing or extending our obligations to our secured lenders.

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

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations, provided that our credit facilities are extended. These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product and on the extension of the maturity date of our credit facilities with DMRJ, BAM and Montsant.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature on between October 30, 2016 and October 31, 2016. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

Despite our current sales, expense and cash flow projections and $507,000 in cash available from our line of credit with DMRJ, at September 30, 2016, to fund our operations and continue the development, commercialization and marketing of our products will require that we extend our credit facilities with DMRJ, BAM and Montsant. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

We intend to continue to explore available strategic alternatives in fiscal 2017 to provide and enhance the financial stability of the company, but there can be no assurances that these efforts will be successful.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had one irrevocable standby letter of credit outstanding in the approximate amount of $297,000. The letter of credit provides warranty performance security equal to 5% of the contract amount with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to April 15, 2017.

As of June 30, 2016, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide specific guidance on share-based payment awards that provide for achievement of a specific performance target that could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. Earlier adoption is permitted. ASU 2014-12 may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this guidance should be recognized in the financial statements as an adjustment to the opening retained earnings balance at that date. Adoption of this accounting guidance is not expected to have any significant impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. Adoption of this accounting guidance is not expected to have any significant impact on our consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 was issued to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount under Concepts Statement 6. Debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. This amendment improves consistency with IFRS. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year.  Adoption of this accounting guidance is not expected to have any significant impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. We are in the process of evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management identified material weaknesses in respect of our internal controls over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected in a timely basis.  However, these weaknesses did not result in any material misstatements when preparing the financial statements for the year ended June 30, 2016. The following material weaknesses have been identified:

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

As a result of material weaknesses our Chief Executive Officer and Chief Financial Officer concluded that, we did not maintain effective internal control over financial reporting as of June 30, 2016 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this assessment, our management concluded that in light of the material weaknesses described above, as of June 30, 2016, our internal control over financial reporting was not effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Remediation

We are committed to remediating the material weaknesses identified in internal controls over financial reporting and have begun the process to remediate these material weaknesses, however the timing of completing our remediation efforts is uncertain. Our efforts have focused on instituting mitigating controls to address segregation of duties and undertake a thorough review of the finance functions position responsibilities and the hiring of additional staff; implement additional controls to address system access deficiencies; establish independent review and verification procedures for our vendor and customer master files; enhance the documentation to support review occurrences and approval procedures; and, commence regular periodic reviews of our internal controls over financial reporting with our Board of Directors and Audit Committee to address the inadequate risk oversight function and institute procedures to evaluate and report on risks to financial reporting, including the documentation and completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of our controls to mitigate these risks.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2016, we have implemented additional controls to address system access deficiencies, hired additional finance staff and have begun instituting mitigating controls to address segregation of duty issues. The addition of additional staff will allow us to address the insufficient segregation of duties, oversight of work performed and allow us to continue to institute additional compensating or mitigating controls and will also allow us to document internal control support occurrences and approval procedures. We have instituted systems access controls and mitigating controls to system access. There are no other changes that have materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2016.

Item 11.

Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2016.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2016.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2016.

Item 14.

Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement to be filed with the Commission on or before October 28, 2016.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, see Page 33.

(2)

Exhibits

Exhibit No.	Description
3.1

Articles of Amendment to the Restated Articles of Organization of Implant Sciences Corporation, adopted July 18, 2016 and filed on July 20, 2016 (incorporated herein by reference to Exhibit 3.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated July 22, 2016 and filed on July 22, 2016).

3.2

Articles of Amendment to the Restated Articles of Organization of Implant Sciences Corporation, adopted and filed on July 18, 2016, to amend the terms of the Amended Preferred Stock Series (incorporated herein by reference to Exhibit 3.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated July 22, 2016 and filed on July 22, 2016).

3.3

Articles of Amendment to the Restated Articles of Organization of Implant Sciences Corporation, adopted on July 20, 2016 and filed on July 21, 2016, to amend the terms of the Amended Preferred Stock Series (incorporated herein by reference to Exhibit 3.3 to Implant Sciences Corporation’s Current Report on Form 8-K dated July 22, 2016 and filed on July 22, 2016).

3.4

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
10.9

Implant Sciences Corporation’s 2014 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated July 2, 2014 and filed on July 8, 2014).*

10.10

Implant Sciences Corporation Change of Control Payment Plan (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 7, 2012 and filed September 13, 2012).*

10.11

Amended and Restated Employment Agreement, dated as of June 25, 2013, between Implant Sciences Corporation and Glenn D. Bolduc (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated July 1, 2015 and filed on July 1, 2015.*

10.12

Employment Agreement between Implant Sciences Corporation and William McGann, dated March 19, 2012 (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2012 and filed on March 23, 2012).*

10.13

Employment Agreement between Implant Sciences Corporation and Darryl Jones, dated May 7, 2012 (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated May 7, 2012 and filed May 11, 2012).*

10.15

Amended and Restated Employment Agreement between Implant Sciences Corporation and William McGann, dated January 16, 2015 (incorporated herein by reference to Exhibit 10.15 to Implant Sciences Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015).*

10.16

Employment Agreement between Implant Sciences Corporation and Brenda Baron, dated March 13, 2015 (incorporated herein by reference to Exhibit 10.16 to Implant Sciences Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015).*

10.17

Employment Agreement between Implant Sciences Corporation and Todd Silvestri, dated March 13, 2015 (incorporated herein by reference to Exhibit 10.17 to Implant Sciences Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015).*

10.18

Employment Agreement between Implant Sciences Corporation and Roger Deschenes, dated September 16, 2015 (incorporated herein by reference to Exhibit 10.18 to Implant Sciences Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015).*

10.19

Amendment No. 1 to Employment Agreement between Implant Sciences Corporation and William McGann, dated January 6, 2016 (incorporated herein by reference to Exhibit 10.4 to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).*

10.20

Amendment No. 1 to Employment Agreement between Implant Sciences Corporation and Darryl Jones, dated January 6, 2016 (incorporated herein by reference to Exhibit 10.5 to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).*

10.21

Amendment No. 1 to Employment Agreement between Implant Sciences Corporation and   Todd Silvestri, dated January 6, 2016 (incorporated herein by reference to Exhibit 10.6 to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).*

10.22

Amendment No. 1 to Employment Agreement between Implant Sciences Corporation and Brenda Baron, dated January 6, 2016 (incorporated herein by reference to Exhibit 10.7 to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).*

10.23

Amendment No. 1 to Employment Agreement between Implant Sciences Corporation and Roger Deschenes, dated January 6, 2016 (incorporated herein by reference to Exhibit 10.8 to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).*

10.24

Employment Agreement between Implant Sciences Corporation and Robert Liscouski, dated December 15, 2015(incorporated herein by reference to Exhibit 10.9 to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).*

10.25

Lease, dated December 11, 2008, between Implant Sciences Corporation and Wakefield Investments, Inc. (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 11, 2008 and filed December 17, 2008).

10.26

First Amendment, dated February 1, 2010, to Lease between Implant Sciences Corporation and Wakefield Investments, Inc (incorporated herein by reference to Exhibit 10.60 to Implant Sciences Corporation’s annual report on Form 10-K for the year ended June 30, 2010).

10.27

Lease, dated April 1, 2013, between the Implant Sciences Corporation and Wakefield Investments, Inc (incorporated herein by reference to Implant Sciences Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013).

10.28

Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 10, 2008 and filed December 16, 2008).

10.29

Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 10, 2008 and filed December 16, 2008) (superseded by Exhibit 10.28).

10.30

Warrant to Purchase Shares of Common Stock, dated December 10, 2008, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 10, 2008 and filed December 16, 2008) (superseded by Exhibit 10.29).

10.31

Security Agreement, dated as of December 10, 2008, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party (incorporated herein by reference to Exhibit 10.4 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 10, 2008 and filed December 16, 2008).

10.32

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

10.33

Guaranty, dated as of December 10, 2008, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC (incorporated herein by reference to Exhibit 10.6 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 10, 2008 and filed December 16, 2008).

10.34

Letter Agreement, dated as of March 12, 2009, between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 12, 2009 and filed March 18, 2009).

10.35

Amended and Restated Senior Secured Convertible Promissory Note, dated December 10, 2008, in the principal amount of $5,600,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 12, 2009 and filed March 18, 2009).

10.36

Amended and Restated Warrant to Purchase Shares of Common Stock, dated March 12, 2009, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 12, 2009 and filed March 18, 2009).

10.37

First Amendment, dated July 1, 2009, to Note and Warrant Purchase Agreement, dated as of December 10, 2008, between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation Current Report on Form 8-K dated July 1, 2009 and filed July 8, 2009).

10.38

Senior Secured Promissory Note, dated July 1, 2009, in the principal amount of $1,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation Current Report on Form 8-K dated July 1, 2009 and filed July 8, 2009).

10.39

Credit Amendment, dated September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation Current Report on Form 8-K dated September 4, 2009 and filed September 11, 2009).

10.40

Promissory Note, dated September 4, 2009, in the maximum principal amount of $3,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation Current Report on Form 8-K dated September 4, 2009 and filed September 11, 2009) (superseded by Exhibit 10.37).

10.41

Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation Current Report on Form 8-K dated September 4, 2009 and filed September 11, 2009).

10.42

Patent Security Agreement, dated as of September 4, 2009, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and DMRJ Group LLC, as secured party (incorporated herein by reference to Exhibit 10.4 to Implant Sciences Corporation Current Report on Form 8-K dated September 4, 2009 and filed September 11, 2009).

10.43

Guaranty, dated as of September 4, 2009, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of DMRJ Group LLC (incorporated herein by reference to Exhibit 10.5 to Implant Sciences Corporation Current Report on Form 8-K dated September 4, 2009 and filed September 11, 2009).

10.44

Omnibus Waiver and First Amendment to Credit Agreement and Third Amendment to Note and Warrant Purchase Agreement, dated as of January 12, 2010 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation Current Report on Form 8-K dated January 13, 2010 and filed January 14, 2010).

10.45

Amended and Restated Promissory Note, dated as of January 12, 2010, in the maximum principal amount of $5,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation Current Report on Form 8-K dated January 13, 2010 and filed January 14, 2010) (superseded by Exhibit 10.40).

10.46

Omnibus Second Amendment to Credit Agreement and Fourth Amendment to Note and       Warrant Purchase Agreement, dated as of April 23, 2010 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation Current Report on Form 8-K dated April 23, 2010 and filed April 28, 2010).

10.47

Amended and Restated Promissory Note, dated as of April 23, 2010, and effective as of April 7, 2011, in the maximum principal amount of $10,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation Current Report on Form 8-K dated April 23, 2010 and filed April 28, 2010) (superseded by Exhibit 10.43).

10.48

Omnibus Third Amendment to Credit Agreement and Fifth Amendment to Note and Warrant Purchase Agreement, dated as of September 30, 2010 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 30, 2010 filed October 6, 2010).

10.49

Omnibus Fourth Amendment to Credit Agreement and Sixth Amendment to Note and Warrant Purchase Agreement, dated as of March 30, 2011 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 30, 2011 filed April 4, 2011).

10.50

Amended and Restated Promissory Note, dated as of March 30, 2011 in the maximum principal amount of $15,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011) (superseded by Exhibit 10.46).

10.51

Omnibus Fifth Amendment to Credit Agreement and Seventh Amendment to Note and Warrant Purchase Agreement, dated as of April 7, 2011 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation’s Current Report on Form 8-K dated April 7, 2011 filed April 12, 2011).

10.52

Omnibus Sixth Amendment to Credit Agreement and Eighth Amendment to Note and Warrant Purchase Agreement, dated as of September 29, 2011 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 29, 2011 and filed September 30, 2011).

10.53

Amended and Restated Promissory Note, dated as of September 29, 2011 in the maximum principal amount of $23,000,000, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 29, 2011 and filed September 30, 2011).

10.54

Omnibus Seventh Amendment to Credit Agreement and Ninth Amendment to Note and Warrant Purchase Agreement, dated as of October 13, 2011 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated October 13, 2011 filed October 19, 2011).

10.55

Omnibus Eighth Amendment to Credit Agreement and Tenth Amendment to Note and Warrant Purchase Agreement, dated as of February 21, 2012 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K for dated February 21, 2012 filed February 24, 2012).

10.56

Omnibus Ninth Amendment to Credit Agreement and Eleventh Amendment to Note and Warrant Purchase Agreement, dated as of September 5, 2012 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 5, 2012 filed September 11, 2012).

10.56

Senior Secured Convertible Promissory Note, dated as of September 5, 2012, issued by Implant Sciences Corporation (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated September 5, 2012 filed September 11, 2012).

10.58

Omnibus Tenth Amendment to Credit Agreement and Twelfth Amendment to Note and       Warrant Purchase Agreement, dated as of February 28, 2013 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated February 28, 2013 filed March 1, 2013).

10.59

Senior Secured Convertible Promissory Note, dated as of February 28, 2013, issued by Implant Sciences Corporation (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated February 28, 2013 filed March 1, 2013).

10.60

Omnibus Eleventh Amendment to Credit Agreement and Thirteenth Amendment to Note and Warrant Purchase Agreement, dated as of November 14, 2013 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated November 18, 2013 and filed November 18, 2013).

10.61

Note Purchase Agreement dated as of March 19, 2014, between Implant Sciences Corporation, certain Investors and the Agent (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26, 2014).

10.62

Form of Senior Secured Promissory Note issued pursuant to the Note Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26, 2014).

10.63

Letter dated as of March 19, 2014, from the Agent to Implant Sciences Corporation waiving certain financial covenants through March 31, 2015 (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26, 2014).

10.64

Security Agreement dated as of March 19, 2014, among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp., as grantors, and the Agent (incorporated herein by reference to Exhibit 10.4 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26, 2014).

10.65

Guaranty dated as of March 19, 2014, of the obligations of Implant Sciences Corporation by C Acquisition Corp., Accurel Systems International Corporation and IMX Acquisition Corp. in favor of the Agent and the Investors (incorporated herein by reference to Exhibit 10.5 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26, 2014)

10.66

Omnibus Twelfth Amendment to Credit Agreement and Fourteenth Amendment to Note and Warrant Purchase Agreement dated as of March 19, 2014 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.6 to Implant Sciences Corporation’s Current Report on Form 8-K dated March 19, 2014 and filed March 26 2014).

10.67

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

10.68

Agreement for Consulting Services between Implant Sciences Corporation and Robert Liscouski, dated as of April 1, 2011 (incorporated herein by reference to Exhibit 10.46 to Implant Sciences Annual Report on Form 10-K for the fiscal year ended June 30, 2011).*

10.69

Consent and Omnibus Amendment to Secured Term Notes, dated as of March 19, 2015, between Implant Sciences Corporation, certain Investors and BAM Administrative Services, LLC, as Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 19, 2015 and filed March 25, 2015).

10.70

Omnibus Thirteenth Amendment to Credit Agreement and Fifteenth Amendment to Note and Warrant Purchase Agreement dated as of March 19, 2015 between Implant Sciences Corporation and DMRJ Group LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 19, 2015 and filed March 25, 2015).

10.71	Amended and Restated Change of Control Plan(incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 26, 2015 and filed March 4, 2015).*
10.72	Assignment Agreement by and between DMRJ Group LLC, Montsant Partners LLC and Implant Sciences Corporation dated as of May 4, 2015.

10.73

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

10.74

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

10.75

Comfort Letter, dated March 31, 2016, between the Company, DMRJ Group LLC and Montsant Partners LLC (incorporated herein by reference to Exhibit 10.4 to Implant Sciences Corporation’s Current Report on Form 8-K dated April 8, 2016 and filed on April 8, 2016).

10.76

Omnibus Fifteenth Amendment to Credit Agreement and Seventeenth Amendment to Note and Warrant Purchase Agreement, dated as of July 20, 2016 and effective June 30, 2016, among Implant Sciences Corporation, the Guarantors named therein, DMRJ Group LLC and Montsant Partners LLC (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated July 22, 2016 and filed on July 22, 2016).

10.77

Warrant to Purchase Shares of Common Stock, dated July 20, 2016, issued by Implant Sciences Corporation to DMRJ Group LLC (incorporated herein by reference to Exhibit 4.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated July 22, 2016 and filed on July 22, 2016).

10.78

Accounts Receivable Purchase Agreement, dated as of December 11, 2015, between Implant Sciences Corporation and Republic Capital Access, LLC (incorporated herein by reference Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 22, 2015 and filed on January 4, 2016).

10.79

Lien Release Agreement, dated as of December 17, 2015, between Republic Capital Access, LLC and DMRJ Group, LLC (incorporated herein by reference to Exhibit 10.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 22, 2015 and filed on January 4, 2016).

10.80

Lien Release and Amendment Agreement, dated as of December 22, 2015, between Republic Capital Access, LLC, BAM Administrative Services, LLC and Implant Sciences Corporation (incorporated herein by reference to Exhibit 10.3 to Implant Sciences Corporation’s Current Report on Form 8-K dated December 22, 2015 and filed on January 4, 2016).

10.81

First Amendment to Accounts Receivable Purchase Agreement, dated as of April 11, 2016, between Implant Sciences Corporation and Republic Capital Access, LLC. (incorporated herein by reference to Exhibit 10.4 to Implant Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).

10.82

Term Sheet, dated July 18, 2016, by and between Implant Sciences Corporation and Zapata Industries SAS (incorporated herein by reference to Exhibit 4.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated July 22, 2016 and filed on July 22, 2016).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Implant Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Implant Sciences Corporation as of June 30, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2016 and June 30, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Implant Sciences Corporation as of June 30, 2016 and 2015 and the consolidated results of its operations and comprehensive loss and its cash flows for the years ended June 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations.  As of September 30, 2016, the Company’s principal obligation to its primary lenders was approximately $73,439,000 and accrued interest of approximately $10,685,000. The Company is required to repay all borrowings and accrued interest to these lenders between October 30, 2016 and October 31, 2016. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Boston, Massachusetts

October 13, 2016

Implant Sciences Corporation
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$ 1,338	$ 1,985
Restricted cash and investments	367	367
Accounts receivable-trade, net of allowances of $7 and $47, respectively	7,123	872
Inventories, net	4,681	5,244
Prepaid expenses and other current assets	464	946
Total current assets	13,973	9,414
Property and equipment, net	874	880
Other non-current assets	98	98
Total assets	$ 14,945	$ 10,392
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$ 20,000	$ 20,000
Senior secured convertible promissory note – Montsant Partners	5,284	3,184
Senior secured promissory note – DMRJ	1,000	1,000
Second senior secured convertible promissory note – DMRJ	18,970	12,000
Third senior secured convertible promissory note – DMRJ	17,523	12,000
Line of credit - DMRJ	17,662	16,662
Current maturities of obligations under capital lease	18	45
Accrued expenses	15,181	17,080
Accounts payable	4,655	2,855
Deferred revenue, current	406	3,454
Total current liabilities	100,699	88,280
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	35	20
Accrued liabilities other – long-term	-	48
Deferred revenue, net of current	479	221
Total long-term liabilities	514	289
Total liabilities	101,213	88,569
Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized; 79,396,165 and 79,385,620 issued and outstanding at June 30, 2016 and 75,113,665 and 75,103,120 shares issued and outstanding at June 30, 2015	79	75
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, no shares issued and outstanding	-	-
Series H Convertible Preferred Stock; no stated value; 22,500 shares authorized, no shares issued and outstanding	-	-
Series I Convertible Preferred Stock; no stated value; 21,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,500 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	114,255	112,613
Accumulated deficit	(200,084)	(189,429)
Deferred compensation	(467)	(1,366)
Other comprehensive income	22	3
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(86,268)	(78,177)
Total liabilities and stockholders' deficit	$ 14,945	$ 10,392

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)

	For the Years Ended June 30,
	2016	2015
Revenues
Product
Government	$ 20,457	$ -
Commercial	31,608	12,686
	52,065	12,686
Services
Government	465	-
Commercial	531	305
	996	305
Total revenues	53,061	12,991
Cost of revenues	33,712	8,472
Gross margin	19,349	4,519
Operating expenses:
Research and development	4,057	5,014
Selling, general and administrative	15,793	12,201
Total operating expenses	19,850	17,215
Loss from operations	(501)	(12,696)
Other income (expense), net:
Interest income	-	1
Interest expense	(10,154)	(8,848)
Total other expense, net	(10,154)	(8,847)
Net loss	(10,655)	(21,543)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(19)	1
Other comprehensive income	(19)	1
Comprehensive loss	$ (10,674)	$ (21,542)

Net loss per share, basic and diluted	$ (0.14)	$ (0.30)

Weighted average shares used in computing net loss per common share, basic and diluted	78,220,037	70,770,705

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statement of Stockholders’ Deficit
For the Years Ended June 30, 2016 and 2015
(In thousands except share amounts)

	Common Stock							Treasury Stock
	Number of Shares	Amount	Series G Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Other Comprehensive Income	Number of Shares	Amount	Total Stockholders’ Deficit
Balance at June 30, 2014	63,634,171	$ 64	$ -	$ 107,055	$ (167,886)	$ (367)	$ 2	10,545	$ (73)	$ (61,205)
Issuance of common stock in connection with exercise of stock options	741,499	1	-	282	-	-	-	-	-	283
Issuance of common stock in connection with exercise of stock purchase warrants	180,495	-	-	16	-	-	-	-	-	16
Conversion of accrued interest on senior secured convertible promissory notes	9,987,500	10	-	789	-	-	-	-	-	799
Fair value of warrants issued to consultants, net of forfeitures	-	-	-	119	-	(154)	-	-	-	(35)
Amortization of deferred compensation	-	-	-	-	-	324	-	-	-	324
Common stock issued to consultants	570,000	-	-	1,672	-	(1,169)	-	-	-	503
Share-based compensation	-	-	-	2,680	-	-	-	-	-	2,680
Other comprehensive income	-	-	-	-	-	-	1	-	-	1
Net loss	-	-	-	-	(21,543)	-	-	-	-	(21,543)
Balance at June 30, 2015	75,113,665	$ 75	$ -	$ 112,613	$ (189,429)	$ (1,366)	$ 3	10,545	$ (73)	$ (78,177)
Issuance of common stock in connection with exercise of stock options	90,000	-	-	46	-	-	-	-	-	46
Conversion of accrued interest on senior secured convertible promissory notes	3,062,500	3	-	242	-	-	-	-	-	245
Amortization of deferred compensation	-	-	-	-	-	74	-	-	-	74
Common stock issued to consultants	1,130,000	1	-	73	-	825	-	-	-	899
Share-based compensation	-	-	-	1,281	-	-	-	-	-	1,281
Other comprehensive income	-	-	-	-	-	-	19	-	-	19
Net loss	-	-	-	-	(10,655)	-	-	-	-	(10,655)
Balance at June 30, 2016	79,396,165	$ 79	$ -	$ 114,255	$ (200,084)	$ (467)	$ 22	10,545	$ (73)	$ (86,268)

The accompanying notes are an integral part of these consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (10,655)	$ (21,543)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	207	171
Bad debt (recoveries) expense	(4)	48
Stock-based compensation expense	1,281	2,680
Loss on disposal of equipment	3	1
Warrants issued to non-employees	74	289
Common stock issued to consultants	899	503
Changes in assets and liabilities:
Accounts receivable	(6,247)	(375)
Inventories	563	(2,376)
Prepaid expenses and other current assets	482	(612)
Accounts payable	1,800	(820)
Accrued expenses	12,900	6,834
Deferred revenue	(2,790)	3,050
Net cash used in operating activities	(1,487)	(12,150)
Cash flows from investing activities:
Purchases of property and equipment	(169)	(433)
Transfer from restricted funds, net	-	257
Net cash used in provided by investing activities	(169)	(176)
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and warrants	37	298
Principal repayments of long-term debt and capital lease obligations	(47)	(46)
Proceeds from the issuance of senior secured promissory note	-	-
Net borrowings on line of credit	1,000	13,667
Net cash provided by financing activities	990	13,919
Effect of exchange rate changes on cash and cash equivalents	19	1
Net change in cash and cash equivalents	(647)	1,594
Cash and cash equivalents at beginning of period	1,985	391
Cash and cash equivalents at end of period	$ 1,338	$ 1,985
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 877	$ 3,934
Non-cash Investing and Financing Activity:
Conversion of senior secured convertible promissory note interest to common shares	$ 245	$ 799
Accrued interest converted to convertible promissory note principal	14,593	-
Common stock issued to consultants	899	503
Equipment purchased under capital lease	35	-
Exercise of stock options	9	-

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

Our fiscal year ends on June 30.  References herein to fiscal 2016 and fiscal 2015 refer to the fiscal years ended June 30, 2016 and June 30, 2015, respectively.

Liquidity, Going Concern and Management’s Plans

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC (“DMRJ”) pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ.  On July 20, 2016, we amended our credit agreements with DMRJ pursuant to which, amongst other matters, we extended the maturity date of all of our indebtedness to October 31, 2016.

On May 4, 2015, we entered into an assignment agreement with DMRJ and Montsant Partners, LLC (“Montsant”), wherein DMRJ assigned its rights, title and interest in the senior secured promissory note dated December 10, 2008 and appointed DMRJ as its collateral agent under the promissory note agreement. On July 20, 2016, we amended our credit agreement with Montsant, extending the maturity date of our indebtedness to October 31, 2016.

DMRJ and Montsant are funds managed by Platinum Partners Value Arbitrage Fund LP.

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 16% per annum and mature on October 30, 2016.  We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under revolving promissory note (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note (see Note 14).

As of June 30, 2016, the maturity of the our indebtedness to BAM was automatically extended to October 30, 2016 as a result of the extension of the maturity date of our indebtedness to DMRJ and Montsant.

Despite our current sales, expense and cash flow projections and $507,000 in cash available from our line of credit with DMRJ, at September 30, 2016, to fund our operations and continue the development, commercialization and marketing of our products will require that we extend our credit facilities with DMRJ, BAM and Montsant. There can be no assurance that DMRJ will continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the year ended June 30, 2016, we reported a net loss of $10,655,000 and used $1,487,000 in cash for operations.

As of June 30, 2016, the Company had an accumulated deficit of approximately $200,084,000 and a working capital deficit of $86,726,000.  Management continually evaluates its operating expenses and its cash flow from

Implant Sciences Corporation

Notes to Consolidated Financial Statements

operations.  Failure of the Company to achieve its projections will require that we seek additional financing or discontinue operations.

As of June 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of June 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $5,303,000 and is included in current liabilities in the consolidated financial statements.

As of June 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of June 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated was $0.

As of June 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of June 30, 2016, our obligation under such notes for accrued interest amounted to approximately $2,400,000 and is included in current liabilities in the consolidated financial statements.

As of September 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of September 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $7,282,000. Please refer to Note 20 for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of September 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of September 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated $203,000.

As of September 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2016, our obligation under such notes for accrued interest amounted to approximately $3,200,000.

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

We have paid, or will pay, as applicable, the following fees, as applicable, to RCA pursuant to the Purchase Agreement: (i) an initial enrollment fee equal to $5,000.00; (ii) a discount factor equal to 0.35%, for U.S. government contracts (or 0.53% for U.S. government subcontracts), of the amounts of purchased receivables; (iii) a program access fee equal to 0.017% of the daily ending account balance for each day that receivables are outstanding; (iv) a commitment fee equal to 1% of Maximum Amount minus the amount of purchased receivables; and (v) expenses relating to the negotiation of the Purchase Agreement, which amount is not expected to exceed $1,000.  As of June 30, 2016, RCA has purchased $11,914,000 of our receivables pursuant to the Purchase Agreement.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

our secured lenders would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

Based on current sales, operating expense and cash flow projections, and the cash available from our line of credit, management believes there are plans in place to sustain operations, provided that our credit facilities are extended. These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product and on the extension of the maturity date of our credit facilities with DMRJ, BAM and Montsant.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which mature between October 30, 2016 and October 31, 2016. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, equity infusions, government grants and awards, strategic alliances, and through our lending institutions.

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

On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection screening systems for funding. We entered into a cost-plus fixed-fee contract with the DHS on August 24, 2016. The contract consists of a definitive task and an optional task, each valued at approximately $1.1 million. The total performance period will be twenty-four months, provided the optional task is exercised. We expect the project to commence in the second quarter of fiscal 2017.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

2.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our operations in Massachusetts, California and Shanghai, China, and those of our wholly-owned subsidiaries (See Note 13). All intercompany transactions and accounts have been eliminated in consolidation.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

Foreign Currency Translation

The assets and liabilities of our Shanghai representative office were translated into U.S. dollars at current exchange rates as of the balance sheet date, expenses were translated at average monthly exchange rates. Net unrealized translation gains or losses associated with the Shanghai office were recorded directly to other comprehensive income. Realized gains and losses from foreign currency transactions were not material for any of the periods presented. We have short-term inter-company receivables from our Shanghai office which were adjusted each period for changes in foreign currency exchange rates with a corresponding entry recorded as a component of the consolidated statement of operations.

Cash and Cash Equivalents

We consider any securities with original maturities of 90 days or less at the time of investment to be cash equivalents. We place our cash with financial institutions which we believe are of high credit quality. At June 30, 2016, there are significant concentrations of credit risk arising from cash deposits in excess of federally insured limits.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

Level 3 inputs to the valuation methodology are based on unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value of Financial Instruments

Our financial instruments at June 30, 2016 and 2015 include cash equivalents, restricted cash, accounts receivable accounts payable and borrowings under our senior secured convertible promissory note, senior secured promissory note and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivables, and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 14, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2016:

		Fair Value Measurements as of June 30, 2016
Description (In thousands)	Carrying Value at June 30, 2016	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$ 312	$ 312	$ -	$ -
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	5,284	-	-	5,284
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	18,970	-	-	18,970
Third senior secured convertible promissory note – DMRJ	17,523	-	-	17,523
Line of credit - DMRJ	17,662	-	-	17,662

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2015:

		Fair Value Measurements as of June 30, 2015
Description (In thousands)	Carrying Value at June 30, 2015	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificates of deposit	$ 312	$ 312	$ -	$ -
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – DMRJ	3,184	-	-	3,184
Senior secured promissory note - DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Third senior secured convertible promissory note – DMRJ	12,000	-	-	12,000
Line of credit - DMRJ	16,662	-	-	16,662

Implant Sciences Corporation

Notes to Consolidated Financial Statements

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Work-in-process and finished goods includes labor and overhead, and are stated at the lower of cost (first in, first out) or market.

Property and Equipment, net

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

The following table presents the activity in our warranty reserve, which is included in current liabilities on our consolidated balance sheets, for the years ended June 30, 2016 and 2015:

	Years Ended June 30,
(In thousands)	2016	2015
Beginning balance	$ 556	$ 547
Warranty provision	1,960	354
Warranty expenditures	(234)	(345)
Ending Balance, June 30	$ 2,282	$ 556

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

Patent Costs

As of June 30, 2016, there were twenty-two active patents issued.  We expense legal costs and fees associated with patent applications and patent maintenance as incurred.

Intangible Assets and Impairment of Long-Lived Assets

We evaluate finite-lived intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date in accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” (“ASC 350”).  Long-lived assets, which includes property and equipment, are evaluated for impairment as events and circumstances indicated that the carrying amount may not be recoverable and at a minimum at each balance sheet date in accordance with ASC 360 “Property, Plant and Equipment.”  We evaluate the realizability of our long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

As of June 30, 2016, we had one irrevocable standby letter of credit outstanding in the approximate amount of $297,000. The letter of credit provides warranty performance security equal to 5% of the contract amount with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to April 15, 2017.

We have no other significant off-balance sheet risk such as foreign-exchange contracts, option contracts or other foreign hedging arrangements.

We place our cash with financial institutions which we believe are of high credit quality.

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2016 and 2015, international sales represented approximately 53% and 85%, respectively, of our revenues. For the fiscal year ended June 30, 2016, a customer from France represented approximately 20% of our revenues. For the fiscal year ended June 30, 2015, a customer from the Netherlands and a customer from Norway represented approximately 18% and 16% of our revenues, respectively. Revenues from sales to agencies of the U.S. Government represented approximately 39% of our revenues for the fiscal year ended June 30, 2016.

At June 30, 2016, one customer accounted for approximately $5,630,000 of accounts receivable, or 79% of accounts receivable outstanding as of that date. At June 30, 2015, three customers accounted for approximately $675,000 of accounts receivable, or 73% of accounts receivable outstanding as of that date.

We rely on a single contract manufacturer to provide manufacturing services for our QS-H150 handheld explosives detection product.  If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house.  From time to time in fiscal 2016, this manufacturer has limited the number of detectors it would manufacture due to our inability to pay for the detectors on a timely basis.  In addition, this manufacturer has required that we prepay for materials and component parts in advance of procurement. The refusal to manufacture detectors for a substantial period, or the loss of our contract manufacturer altogether, could significantly disrupt production as well as increase the cost of production, thereby increasing the prices of our products.  These changes could have a material adverse effect on our business and results of operations.

Stock-Based Compensation

For the fiscal years ended June 30, 2016 and 2015, we recorded stock-based compensation expense for options that vested of approximately $1,281,000 and $2,680,000, respectively, as follows:

	For the Years Ended June 30,
(In thousands)	2016	2015
Cost of revenues	$ 99	$ 202
Research and development	194	456
Selling, general and administrative	988	2,022
Total	$ 1,281	$ 2,680

As of June 30, 2016, the Company has approximately $1,096,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 1.5 years.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

The fair value of each option granted during fiscal years 2016 and 2015 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans
	Years Ended June 30,
	2016	2015
Dividend yield	0.0%	0.0%
Expected volatility	58%-80%	68%-80%
Range of risk-free interest rate	1.16%-1.84%	1.23%-1.94%
Expected life (years)	5.9 years	5.4 years
Forfeiture rate	5.8%	9.3%

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

Revenue from separately priced extended warranty and product maintenance contracts is deferred and recognized in income on a straight-line basis over the contract period.

Implant Sciences Corporation

Notes to Consolidated Financial Statements

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

Accounts Receivable

Contract revenue under cost sharing research and development agreements is recognized as eligible expenses are incurred. Invoicing of research and development contracts occurs in accordance with the terms of the contract. Revenue recognized but unbilled is recorded as unbilled accounts receivable.  At June 30, 2016 and 2015, there were $2,316,000 and $0, respectively, of unbilled accounts receivable. Generally, there are no prerequisites necessary to invoice.

We grant credit to domestic and foreign customers and perform ongoing credit evaluations of our customers’ financial condition.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon specific customer collection issues.

Research and Development Costs

All costs of research and development activities are expensed as incurred. We incurred and expensed approximately $4,057,000 and $5,014,000, on internally funded research and development in the fiscal years ended June 30, 2016 and 2015, respectively.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expense.  Advertising costs were immaterial for the years ended June 30, 2016 and 2015.

Shipping and Handling

We account for shipping and handling cost within our cost of revenues.

Implant Sciences Corporation

Notes to Consolidated Financial Statements

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of June 30, 2016 and 2015, potentially dilutive shares would have been excluded from the earnings per share calculation, because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

For the Years Ended June 30,
(In thousands, except share and per share amounts)	2016	2015
Basic loss per share:
Numerator:
Net loss	$ (10,655)	$ (21,543)
Denominator:
Weighted average shares	78,220,037	70,770,705
Basic loss per share	$ (0.14)	$ (0.30)
Diluted loss per share:
Numerator:
Net loss	$ (10,655)	$ (21,543)
Denominator:
Weighted average shares	78,220,037	70,770,705
Effect of dilutive securities:
Stock options	-	-
Warrants	-	-
Convertible debt	-	-
Convertible preferred stock	-	-
	-	-
Weighted average shares and equivalents	78,220,037	70,770,705
Diluted loss per share	$ (0.14)	$ (0.30)

Common stock equivalents excluded from the earnings per share calculation, because their effect would be antidilutive, for the years ended June 30, 2016 and 2015 were as follows:

	For the Years Ended June 30,
	2016	2015
Common stock equivalents excluded:
Stock options	578,230	1,321,215
Warrants	7,211	345,529
Convertible debt	46,379,612	39,800,000
	46,965,053	41,466,744

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

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

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide specific guidance on share-based payment awards that provide for achievement of a specific performance target that could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. Earlier adoption is permitted. ASU 2014-12 may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this guidance should be recognized in the financial statements as an adjustment to the opening retained earnings balance at that date. Adoption of this accounting guidance is not expected to have any significant impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. Adoption of this accounting guidance is not expected to have any significant impact on our consolidated financial statements.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

outstanding borrowings under the arrangement. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 was issued to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount under Concepts Statement 6. Debt issuance costs are similar to a debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. This amendment improves consistency with IFRS. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year.  Adoption of this accounting guidance is not expected to have any significant impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. We are in the process of evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

3.

Restricted Cash and Investments – Current and Long-Term

As of both June 30, 2016 and 2015, we had restricted cash and investments, with maturities of less than one year, of $367,000 and $367,000, respectively. Restricted cash and investments consisted of the following:

	June 30,
(In thousands)	2016	2015
Current assets
Certificates of deposit	$ 312	$ 312
Cash maintained to secure corporate credit card	55	55
	$ 367	$ 367

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

4.

Inventories, net

We value our inventories at lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  The components of inventories, net of reserves for excess and slow-moving inventories, consist of the following:

	June 30,
(In thousands)	2016	2015
Raw materials	$ 3,067	$ 3,283
Work in progress	976	1,455
Finished goods	638	506
Total inventories	$ 4,681	$ 5,244

As of June 30, 2016 and 2015, our reserves for excess and slow-moving inventories were $171,000 and $218,000, respectively.

Implant Sciences Corporation

Notes to Consolidated Financial Statements

5.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,
(In thousands)	2016	2015
Inventory deposits	$ 109	$ 677
Insurance	128	87
Bank fees	12	14
Other prepaid expenses	215	168
	$ 464	$ 946

6.

Property, Plant and Equipment, net

Property and equipment consist of the following:

	June 30,
(In thousands)	2016	2015
Machinery and equipment	$ 529	$ 533
Computers and software	507	415
Furniture and fixtures	96	83
Leasehold improvements	178	159
Equipment under capital lease	94	157
Construction in progress	342	342
	1,746	1,689
Less: accumulated depreciation and amortization	872	809
	$ 874	$ 880

Depreciation expense for the fiscal years ended June 30, 2016 and 2015 was approximately $207,000 and $171,000, respectively. During the fiscal year ended June 30, 2015, we recognized a loss of $1,000 on the disposition of property, plant and equipment with a cost of approximately $18,000 and a net book value of $1,000. During the fiscal year ended June 30, 2016, we recognized a loss of $3,000 on the disposition of property, plant and equipment with a cost of approximately $147,000 and a net book value of $3,000.

7.

Accrued Expenses – Current and Long-Term

Accrued expenses consist of the following:

	June 30,
(In thousands)	2016	2015
Accrued interest	$ 7,703	$ 13,264
Accrued compensation and benefits	3,347	1,774
Accrued warranty costs	2,282	556
Accrued legal and accounting	533	257
Accrued taxes	106	74
Other accrued liabilities	1,210	1,155
	$ 15,181	$ 17,080
Long-term liabilities
Accrued termination benefits	$ -	$ 48
	$ -	$ 48

On April 6, 2015, we entered into a letter agreement (“Letter Agreement”) with Luveti d.o.o. (“Luveti”) pursuant to which we received notification of termination of  the prior letter agreement we entered into with Luveti on  July 31, 2014 (“Prior Letter Agreement”) to provide customized explosive trace detectors to Luveti for distribution under an agreement for the procurement of explosives and narcotics detectors (“Procurement Agreement’) between Luveti and the Republic of Croatia, Ministry of the Interior, dated August 20, 2014.  Pursuant to such termination, we agreed to pay the sum of $1,315,000 (“Settlement Amount”) to Luveti, representing a refund of Luveti’s advance payment deposit of $1,212,000 that was received by us on September 4, 2014 and $103,000 of interest and other charges Luveti incurred as a result of the cancellation of their agreement with the Republic of

Implant Sciences Corporation

Notes to Consolidated Financial Statements

Croatia, Ministry of the Interior.  The Settlement Amount will be paid in six monthly payments of $219,000 which commenced on April 8, 2015 and continuing thereafter on a monthly basis up to and including September 5, 2015. As of June 30, 2015, we had paid three installments to Luveti, aggregating to $657,000 and our obligation to Luveti as of that date was $658,000. The Settlement Amount is included in current liabilities on our consolidated balance sheet at June 30, 2015. The three remaining installments, aggregating to $658,000, were paid in accordance with the Letter Agreement.  As of June 30, 2016, our obligation to Luveti was $0.

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

On March 31, 2016, we further amended each of our credit instruments with DMRJ and Montsant, which were entered into on April 6, 2016 and effective March 31, 2016, pursuant to which the accrued interest amount due under each of the March 2009 Note, the September 2012 Note and the February 2013 Note, as of March 31, 2016, of $2,099,000, $6,970,000 and $5,523,000, respectively, were added to the outstanding principal amount under each of the notes.

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

In connection with Mr. Bolduc’s resignation, we recorded a non-recurring charge of $725,000 in our consolidated statements of operations and comprehensive loss for the year ended June 30, 2015.  As of June 30, 2016 and June 30, 2015, $55,000 and $480,000, respectively, of separation benefits are included in accrued expenses in our consolidated financial statements.

8.

Deferred Revenues – Current and Long-Term

Deferred revenues are recorded when we receive payments for product or services for which we have not yet completed our obligation to deliver product or have not completed services required by the contractual agreements.

As of June 30, 2016 and June 30, 2015, we had customer advance payments and extended warranty service agreements with maturities of less than one year, of $406,000 and $3,454,000, respectively, and extended warranty service agreements, with maturities of more than one year, of $479,000 and $221,000, respectively. Deferred revenues consisted of the following:

	June 30,
(In thousands)	2016	2015
Current liabilities
Customer advance payments	$ 42	$ 3,121
Extended warranty service agreements	364	333
Total	$ 406	$ 3,454
Long-term liabilities
Extended warranty service agreements	$ 479	$ 221
Total	$ 479	$ 221

Implant Sciences Corporation

Notes to Consolidated Financial Statements

9.

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

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Years Ended June 30,
	2016	2015
Expected federal tax rate	-34.0%	-34.0%
State income taxes, net of federal tax benefit	-3.9%	-3.9%
Non-deductible expenses	10.4%	2.8%
Credits and other, net	-1.5%	-0.8%
Changes in valuation allowance	29.0%	35.9%
Effective tax rate	0.0%	0.0%

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

Significant components of our deferred tax assets and deferred tax liabilities as of June 30, 2016 and 2015 consists of the following:

	June 30,
(In thousands)	2016	2015
Deferred tax assets:
Net operating loss and tax credit carryforwards	$ 46,002	$ 42,715
Accrued expenses deductible when paid	1,814	1,197
Stock-based compensation	5,118	5,931
Deferred tax assets	52,934	49,843

Deferred tax liabilities
Tax over financial statement depreciation	42	48
Deferred tax liabilities	42	48
Net deferred tax assets	52,892	49,795
Valuation allowance	(52,892)	(49,795)
Net deferred tax assets	$ -	$ -

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

The following table summarizes the changes in our deferred tax valuation allowance for the years ended June 30, 2016 and 2015:

		Deferred Tax Valuation Allowance
(In thousands)	Balance at Beginning of Year	Current Year Additions	Expired Loss Carryforwards	Balance at End of Year
2016	$ 49,795	$ 3,097	$ -	$ 52,892
2015	42,116	7,763	(84)	49,795

As of June 30, 2016, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$ 115,701	$ 1,615	2022 to 2036
State	$ 81,872	$ 1,099	2017 to 2036

We have recorded a full valuation allowance against our net deferred tax assets of $52,892,000 as of June 30, 2016, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

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

From time to time we may be assessed interest or penalties by major tax jurisdictions, namely the states of Massachusetts and California.  We adopted the accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on April 1, 2007. As of June 30, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

Tax years 2013 through 2016 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

For the years ended June 30, 2016 and 2015, we provided for no taxes in our consolidated statement of operations as we have significant net loss carryforwards.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

10.

Commitments and Contingencies

Capital and Operating Leases

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We leased research and office space in San Diego, California and leased 300 square feet of office space in Shanghai, China.   On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  During fiscal 2016 we exited from our leases in Shanghai and San Diego, CA (See Note 13). Total rent expense, including assessments for maintenance and real estate taxes for the years ended June 30, 2016 and 2015, was $753,000 and $910,000, respectively.

Future minimum rental payments required under capital and operating leases with non-cancelable terms in excess of one year at June 30, 2016, together with the present value of net minimum lease payments, are as follows:

(In thousands)	Capital Lease Payments	Operating Lease Payments
Years ending June 30:
2017	$ 25	$ 583
2018	17	613
2019	10	642
2020	10	656
2021 and thereafter	7	-
	69	$ 2,494
Less: Amounts representing interest	(16)
Present value of future minimum lease payments	53
Less: Current portion	(18)
Long-term obligation under capital leases	$ 35

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

For the years ended June 30, 2016 and 2015, payments under a license agreement amounted to $0 and $0, respectively. As of June 30, 2016, we have no obligation under this license agreement for future minimum guaranteed payments. The license agreement expires on September 30, 2016.

11.

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

Our revenues are derived from both domestic and international sales.  During the fiscal years ended June 30, 2016 and 2015, international sales represented approximately 53% and 85%, respectively, of our revenues. For the fiscal year ended June 30, 2016, a customer from France represented approximately 20% of our revenues. For the fiscal year ended June 30, 2015, a customer from the Netherlands and a customer from Norway represented approximately 18% and 16% of our revenues, respectively. Revenues from sales to agencies of the U.S. Government represented approximately 39% of our revenues for the fiscal year ended June 30, 2016.

12.

Related Party Transactions

In April 2011, we entered into an advisory and consulting agreement with Robert Liscouski, a member of our Board of Directors and President, to assist our U.S. government sales and marketing team with our efforts to advance our interests with the U.S. government.  During the years ended June 30, 2016 and 2015, Mr. Liscouski was paid $0 and $105,000, respectively. As of June 30, 2016, we had no obligation to Mr. Liscouski.

On August 15, 2014, August 29, 2014, September 18, 2014 and October 2, 2014, Roger Deschenes, our Chief Financial Officer, advanced $100,000, $125,000, $125,000 and $100,000, respectively, for general working capital purposes, of which $450,000 of principal and $12,000 of interest has been repaid to Mr. Deschenes during the year ended June 30, 2015. The advances were payable on demand and bore interest at 15%. As of June 30, 2016 our obligation to Mr. Deschenes was $0.

13.

Restructuring Charge

On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  For year ended June 30, 2015, we recorded an initial charge of $150,000 in our consolidated statement of operations and comprehensive income for expenses expected to be incurred to relocate the San Diego, CA advanced technology office, costs related to closing our Shanghai office and converting our sales model in Southeast Asia from direct selling to in-country distribution. Details of the restructuring charge are as follows:

	For the Year Ended June 30, 2015
(In thousands)	Severance	Lease Commitments	Relocation	Other	Total
Cost of Revenues	$ 9	$ -	$ -	$ -	$ 9
Research & Development	38	59	10	3	110
Selling, General and Administrative	-	16	15	-	31
Total	$ 47	$ 75	$ 25	$ 3	$ 150

Implant Sciences Corporation

Notes to Consolidated Financial Statements

The following table presents the activity in our restructuring reserve for the years ended June 30, 2016 and 2015, which is included in current liabilities on our consolidated balance sheet at that date;

	For the Years Ended June 30,
(In thousands)	2016	2015
Beginning balance	$ 26	$ -
Initial restructuring charge	-	150
Payments	-	(52)
Restructuring charge adjustments	(26)	(72)
Ending Balance, June 30	$ -	$ 26

14.

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

On March 19 2015, we amended each of our credit instruments with DMRJ, pursuant to which the maturity of all of our indebtedness to DMRJ was extended from March 31, 2015 to March 31, 2016 and DMRJ waived our compliance with certain financial covenants contained in each of our promissory notes and all related credit agreements through the new maturity date.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

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

However, despite the best efforts of the Company, DMRJ and the Assignee, certain post-closing effectiveness conditions to the April 6, 2016 amendment with respect to the delivery of an opinion of counsel and payment of the fees and expenses of DMRJ and the Assignee were not satisfied, and the April 6, 2016 amendment was, therefore, never deemed effective, resulting in our being in default of its obligations to DMRJ and the Montsant since March 31, 2016.

On July 20, 2016, we further amended each of our credit instruments with DMRJ and Montsant, effective as of June 30, 2016, pursuant to which:

•

the maturity of all of our indebtedness to DMRJ under (i) the amended and restated senior secured convertible promissory note, dated March 12, 2009 (as amended, the “March 2009 Note”), (ii) the senior secured promissory note dated July 1, 2009 (as amended, the “July 2009 Note”), (iii) the credit agreement dated September 4, 2009 (as amended, the “September 2009 Credit Agreement”), (iv) the senior secured convertible promissory note, dated September 5, 2012 (as amended, the “September2012 Note”), and (v) the senior secured convertible promissory note, dated February 28, 2013 (as amended, the “February 2013 Note”) were each extended to October 31, 2016;

•

the “blocker” provisions of the March 2009 Note held by the Assignee, limiting the number of shares of Common Stock, to be issued upon the conversion of such notes, when aggregated with the all other shares of Common Stock beneficially owned by the holders of such notes at that time, to 4.99% of the then issued and outstanding shares of the Common Stock outstanding at such time, were confirmed as never having been deleted by the April 6, 2016 Amendment and an identical “blocker” provision was added to the September 2012 Note held by DMRJ;

•

the conversion and anti-dilution provisions of the February 2013 Note held by DMRJ were deleted in their entirety, and the conversion provisions of the September 2012 Note were limited to an aggregate total of $7,000,000 in obligations thereunder;

•

the conversion price for the September 2012 Note was reduced from $1.09 to $0.19 per share for up to $7,000,000 of the obligations thereunder, DMRJ agreed to convert $7,000,000 of the principal under the September 2012 Note prior to the consummation of the Zapata Acquisition, and the remaining conversion rights under the September 2012 Note and the February 2013 Note were waived;

Implant Sciences Corporation

Notes to Consolidated Financial Statements

•

we agreed to amend our  Series H Convertible Preferred Stock (the “Series H Preferred Stock”), Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and Series J Convertible Preferred Stock (the “Series J Preferred Stock” and together with the Series H Preferred Stock and the Series I Preferred Stock, the “Amended Preferred Stock Series”) to correct and amend and reinsert the 4.99% “blocker” provisions in lieu and in replacement of the similar provision that was added in the Articles of Amendment to the Restated Articles of Organization that was filed on July 18, 2016;

•

in connection with the Zapata Acquisition, we agreed, subject to the approval of its stockholders, to (i) re-domesticate from Massachusetts to Delaware and (ii) amend its Articles of Organization to increase its authorized share capital to 650,000,000 shares of Common Stock;

•

we agreed to issue to DMRJ a warrant to purchase 50,657,894 shares of our common stock (see Note 16); and

•

DMRJ and Montsant waived any defaults from the failure of the effectiveness of the March 31, 2016 amendment.

As of June 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $18,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of June 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $5,303,000 and is included in current liabilities in the consolidated financial statements.

As of June 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of June 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated was $0.

As of September 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of September 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $7,282,000. Please refer to Note 20 for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of September 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of September 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated $203,000.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

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

As of June 30, 2016, the maturity of the our indebtedness to BAM was automatically extended to October 30, 2016 as a result of the extension of the maturity date of our indebtedness to DMRJ and Montsant.

As of June 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of June 30, 2016, our obligation under such notes for accrued interest amounted to approximately $2,400,000 and is included in current liabilities in the consolidated financial statements.

As of September 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2016, our obligation under such notes for accrued interest amounted to approximately $3,200,000.

15.

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

The holders of the Series H Preferred Stock will be entitled to receive, prior to the payment of any dividends with respect to our Common Stock and/or Series G Convertible Preferred Stock, cumulative dividends on each share of Series H Preferred Stock at a rate equal to 15% of the Series H Original Issue Price per annum, (i) when, as and if declared by our Board of Directors, (ii) upon a liquidation, dissolution or winding up of the Company (a “Liquidation Event”), or (iii) upon the repurchase or conversion of the Series H Preferred Stock. All dividends

Implant Sciences Corporation

Notes to Consolidated Financial Statements

accruing on the Series H Preferred Stock are payable by the issuance of additional shares of Series H Preferred Stock.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

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

•

the Series J Preferred Stock was amended so that it has the same dividend rights as the Series H Preferred Stock and the Series I Preferred Stock wherein we cannot declare, pay or set aside any dividends on any shares of Common Stock unless the holders of the Series J Preferred Stock then outstanding shall simultaneously receive a dividend on each outstanding share of Series J Preferred Stock in an amount at least equal to that dividend per share of Series J Preferred Stock as would equal the product of (i) the dividend payable on each share of Common Stock and (ii) the number of shares of Common Stock issuable upon conversion of a share of Series J Preferred Stock, in each case calculated on the record date for determination of holders entitled to receive such dividend;

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

•

the “blocker” provisions of each Amended Preferred Stock Series limiting the number of shares of the Common Stock to be issued upon the conversion of the applicable Amended Preferred Stock Series,

Implant Sciences Corporation

Notes to Consolidated Financial Statements

when aggregated with the all other shares of Common Stock beneficially owned by the holder of such Amended Preferred Stock Series at that time, to 4.99% of the then issued and outstanding shares of the Common Stock outstanding at such time were deleted; and,

•

we shall be obligated to provide each holder of an Amended Preferred Stock Series with written notice of the anticipated record date with respect to any Major Transaction at least five (5) business days prior to such record date, where “Major Transaction” means (i) the consolidation, merger or other business combination by us with or into another entity or person (other than (x) pursuant to a migratory merger effected solely for the purpose of changing the our jurisdiction of incorporation or (y) a consolidation, merger or other business combination in which holders of the Company’s voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors (or their equivalent if other than a corporation) of such entity or entities); (ii) the sale or transfer of more than fifty percent (50%) of our assets (based on the fair market value as determined in good faith by the Board of Directors) other than inventory in the ordinary course of business in one or a related series of transactions; or (iii) the closing of a purchase, tender or exchange offer made to the holders of more than fifty percent (50%) of the outstanding shares of Common Stock in which more than fifty percent (50%) of the outstanding shares of Common Stock were tendered and accepted.

As of June 30, 2016, there were no shares of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock outstanding.

On July 18, 2016, we adopted and filed Articles of Amendment to the Restated Articles of Organization of the Company (the “July 18 Preferred Stock Articles of Amendment”), pursuant to which the initial conversion price of the Series H Preferred Stock was changed from $1,090 per share to $190 per share; and, the “blocker” provisions of each Amended Preferred Stock Series limiting the number of shares of the Common Stock to be issued upon the conversion of the applicable Amended Preferred Stock Series, when aggregated with the all other shares of Common Stock beneficially owned by the holder of such Amended Preferred Stock Series at that time, to 4.99% of the then issued and outstanding shares of the Common Stock outstanding at such time, which the Company purported to delete in the Articles of Amendment filed in connection with the Fourteenth Amendment, were reinserted.

Further, we adopted on July 20, 2016, and filed on July 21, 2016, Articles of Amendment to the Restated Articles of Organization of the Company (the “July 21 Preferred Stock Articles of Amendment”), pursuant to which each of the Amended Preferred Stock Series was corrected and amended to reinsert the “blocker” provisions of each Amended Preferred Stock Series limiting the number of shares of the Common Stock to be issued upon the conversion of the applicable Amended Preferred Stock Series, when aggregated with the all other shares of Common Stock beneficially owned by the holder of such Amended Preferred Stock Series at that time, to 4.99% of the then issued and outstanding shares of the Common Stock outstanding at such time, in lieu and in replacement of the similar provisions in the July 18 Preferred Stock Articles of Amendment.

16.

Stock Options and Warrants

Common Stock Options and Stock Purchase Warrants

In connection with various advisory agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using a binomial option pricing model.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

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

On July 2, 2014, our Board of Directors adopted the 2014 Stock Option Plan (the “2014 Plan”). The 2014 Plan provides for the grant of incentive stock options and non-qualified stock options to employees and affiliates. The exercise price of the options equa1 100% of the fair market value on the date of the grant or 110% of the fair market value for beneficial owners of more than 10% of our stock. Options expire between five and ten years from the date of the option grant and have various vesting periods. Options may be exercised by delivering to the company cash in an amount equal to such aggregate exercise price of the options exercised, or with the consent of the Committee, shares of our common stock having a fair market value equal to such aggregate exercise price, a personal recourse note issued to the company in a principal amount equal to such aggregate exercise price, other acceptable consideration including a cashless exercise/resale procedure, or any combination of the foregoing. A total of 15,000,000 shares were originally reserved for issuance under the 2014 Plan. The 2014 Plan was approved by our stockholders on July 1, 2015 at the 2015 Annual Meeting of Stockholders. We have not filed a form S-8 with the SEC with respect to the 2014 Plan or the options or shares of stock issued or issuable thereunder.

As of June 30, 2016, there were options outstanding to purchase 20,608,984 shares of our common stock at exercise prices ranging from $0.08 to $2.30.

We issued 90,000 and 741,499 shares of common stock during the years ended June 30, 2016 and 2015, respectively, as a result of the exercise of options by employees and consultants.

The following table presents the activity of the 2000, 2004 and 2014 Stock Option Plans for the year ended June 30, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of July 1, 2015	21,513,485	$ 1.22	6.7	$ -
Issued	2,912,470	0.77
Exercised	(90,000)	0.52
Cancelled	(3,726,971)	1.27
Options outstanding as of June 30, 2016	20,608,984	$ 1.15	6.3	$ -
Options exercisable as of June 30, 2016	16,092,677	$ 1.23	5.7	$ -
Options vested or expected to vest as of June 30, 2016	20,259,343	$ 1.15	6.2	$ -

Implant Sciences Corporation

Notes to Consolidated Financial Statements

The following table presents the activity of the 2000, 2004 and 2014 Stock Option Plans for the year ended June 30, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of July 1, 2014	18,420,316	$ 1.22	7.1	$ -
Issued	4,342,500	1.09
Exercised	(741,499)	0.38
Cancelled	(507,832)	1.41
Options outstanding as of June 30, 2015	21,513,485	$ 1.22	6.7	$ -
Options exercisable as of June 30, 2015	17,810,983	$ 1.25	6.6	$ -
Options vested or expected to vest as of June 30, 2015	21,067,985	$ 1.22	6.6	$ -

The weighted average grant date fair value of options granted for the years ended June 30, 2016 and 2015 were $0.26 and $0.70, respectively.  See Note 2 for further discussion on the methods and assumptions used in determining the fair value of our options.

The following table sets forth information regarding outstanding options at June 30, 2016:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$0.08 - $0.49	1,007,484	2.0	$ 0.26	1,007,484	$ 0.24
$0.54 - $1.00	4,553,470	7.3	0.80	1,521,833	0.85
$1.10 - $2.30	15,048,030	6.1	1.32	13,563,360	1.34
	20,608,984	6.2	1.15	16,092,677	1.23

As of June 30, 2016 there was $1,096,000 of total unrecognized compensation expense related to unvested share based compensation arrangements under the various share-based compensation plans.  This expense is expected to be recognized as follows:

Years Ending June 30: (In thousands)
2017	$ 715
2018	340
2019	41
$ 1,096

As of June 30, 2016, the unrecognized compensation expense related to stock option awards is expected to be recognized as expense over a weighted-average period of 1.5 years.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2016 of $0.49 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2015.  Total intrinsic value of stock options exercised under the stock option plans for the years ended June 30, 2016 and 2015 was $15,000 and $518,000, respectively.  The total fair value of stock options that vested during the years ended June 30, 2016 and 2015 was $1,267,000 and $2,896,000, respectively.

Stock Purchase Warrants and Stock Issuances

In June 2015, we issued 550,000 shares of common stock having a value of $412,000 to two advisors, in consideration of services rendered to us under advisory and consulting services agreements. The issued shares were valued at the closing stock price of $0.75 per share at May 6, 2013. The advisory and services agreements provide

Implant Sciences Corporation

Notes to Consolidated Financial Statements

for the issuance of an additional 1,650,000 shares in equal monthly installments of 110,000 shares commencing in September 2015. During fiscal 2016 we issued 1,130,000 shares or common stock to five advisors, in consideration of services provided to us under advisory and consulting services agreements, having a value of $899,000.

As of June 30, 2016, there were warrants outstanding to purchase 2,175,000, shares of our common stock at exercise prices ranging from $0.54 to $1.22 expiring at various dates between May 1, 2017 and April 1, 2021.

We estimated the fair value of the warrants issued during fiscal 2015 using the Black-Scholes option pricing model with the following input assumptions:

Year Ended June 30, 2015
Dividend yield	0.0%
Weighted-average volatility	80.0%
Weighted-average risk-free interest rate	1.70%
Weighted-average life of warrants	5.0 years

We did not issue any warrants in fiscal 2016 and issued one warrant in fiscal 2015. For the years ended June 30, 2016 and 2015, we recorded non-cash charges for warrants that vested of $74,000 and $289,000, respectively, in our consolidated statements of operations.

The following table presents the weighted average exercise price of warrants outstanding at June 30, 2016:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Intrinsic Value per Share
$0.54 - $0.54	200,000	$ 0.54	$ -
$0.79 - $1.00	125,000	0.89	-
$1.10 - $1.22	1,850,000	1.12	-
	2,175,000	1.05	-

The following table presents the warrant activity for the years ended June 30, 2016 and 2015:

	Shares	Weighted-Average Exercise Price
Warrants outstanding as of July 1, 2015	3,155,000	$ 0.97
Issued	-	-
Exercised	-	-
Expired	(980,000)	0.80
Warrants outstanding as of June 30, 2016	2,175,000	$ 1.05
Warrants exercisable as of June 30, 2016	2,033,333	$ 1.04
Weighted-average fair value of warrants granted during the year		$ -

Warrants outstanding as of July 1, 2014	3,568,860	$ 0.93
Issued	200,000	1.20
Exercised	(180,495)	1.07
Expired	(433,365)	1.11
Warrants outstanding as of June 30, 2015	3,155,000	$ 0.97
Warrants exercisable as of June 30, 2015	2,905,000	$ 0.96
Weighted-average fair value of warrants granted during the year		$ 0.77

In connection with the July 20, 2016 extension of our credit agreements with DMRJ, on July 20, 2016, we issued a warrant (the “Warrant”) to DMRJ to purchase up to 50,657,894 shares of Common Stock at an exercise price of no lower than $0.19 per share with a five-year term, first exercisable on October 31, 2016.  The Warrant

Implant Sciences Corporation

Notes to Consolidated Financial Statements

will terminate in the event that the Zapata Acquisition is not consummated on or prior to January 31, 2017 (including if our shareholders do not approve the Zapata Acquisition or if either we or Zapata abandons its efforts to consummate the Zapata Acquisition prior thereto), and any shares issued under the Warrant prior to such termination will be sold by DMRJ to us for the exercise price paid therefor.  The specific exercise price shall be the higher of: (i) $0.19 per share; and (ii) in the event we sell our existing business (which would not include any assets acquired by us in the Zapata Acquisition) on or prior to October 31, 2016, the implied price per share in such sale (excluding any Warrant shares and any shares issued in the Zapata Acquisition and, if converted prior to such time, treating the September 2012 Note as if it had not been converted).

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

We issued no shares of common stock during the years ended June 30, 2016 and 2015, under the employee stock purchase plan. As of June 30, 2016 and 2015, a total of 380,543 shares are available for issuance under the 2006 Plan.

17.

Benefit Plans and Employment Agreements of Executive Officers

Benefit Plans

We have a defined contribution plan, the Implant Sciences Corporation 401(k) Profit Sharing Plan, established under Section 401(k) of the Internal Revenue Code. All full-time employees who are 21 years of age are eligible to participate on the beginning of the first month after 30 days of employment. The company’s contributions are discretionary. We made no matching contributions during either of fiscal 2016 or 2015.

Employment Agreements

In March 2012, we entered into a three-year employment agreement with Dr. William J. McGann, our Chief Operating Officer, pursuant to which Dr. McGann receives a base salary of $250,000 per year, commencing on April 2, 2012. After the third year, the agreement will automatically continue unless notice of termination is given by either party.

On January 16, 2015, the Board of Directors appointed Dr. McGann as our President and Chief Executive Officer and amended and restated the employment agreement with Dr. McGann. The new agreement will remain in effect until the first to occur of the following events: 1) the voluntary termination of Dr. McGann; 2) Dr. McGann resigns for Good Reason, as defined in the restated and amended agreement; 3) we terminate Dr. McGann’s employment for Cause, as defined in the restated and amended agreement; 4) the death or disability of Dr. McGann; or 5) the Board of Directors elects a new President of CEO, in which case Dr. McGann would continue his employment as our Chief Operating Officer. On January 6, 2016, we amended Dr. McGann’s amended and restated employment agreement.

The amended and restated employment agreement establishes Dr. McGann’s base salary at the rate of $270,000 per year, which amount is equal to Dr. McGann’s annualized base salary immediately prior to the agreement. Dr. McGann’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Dr. McGann employment is terminated by us without “cause” or Dr. McGann resigns for “good reason” (as those terms are defined in the agreement).  Dr. McGann’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. In the event Dr. McGann resigns for Good Reason within twelve (12) months after a Change of Control or

Implant Sciences Corporation

Notes to Consolidated Financial Statements

acquisition, as defined in (d) or (e) above, Executive shall receive, in addition to any severance to which he is entitled under the agreement as amended, an additional sum equal to twenty-four (24) months of his base salary then in effect.

The agreement provides for Dr. McGann to be eligible to receive incentive compensation in an amount up to $135,000, for each of the fiscal years ended June 30, 2016 and June 30, 2015 upon the achievement of certain performance milestones established by the Board of Directors. We did achieve these milestones and a bonus in the amount of $67,500 was payable to Dr. McGann for the fiscal year ended June 30, 2015. For the fiscal year ended June 30, 2016, Dr. McGann was eligible to receive incentive compensation in an amount up to $300,000 upon the achievement of performance milestones established by the Board of Directors.  We did achieve these milestones and a bonus in the amount of $300,000 was payable to Dr. McGann as of June 30, 2016. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. McGann within 60 days after commencement of each such fiscal year.

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

On December 15, 2015, we entered into an employment agreement with Mr. Robert Liscouski, our President, pursuant to which Mr. Liscouski will receive a base annual salary of $300,000 per year, commencing on December 15, 2015.  The employment agreement does not contain a specified term of employment. We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Mr. Liscouski employment is terminated by us without “cause” or Mr. Liscouski resigns for “good reason” (as those terms are defined in the agreement).  In the event Mr. Liscouski resigns for Good Reason within twelve (12) months after a Change of Control or acquisition, as defined in (d) or (e) above, Executive shall receive, in addition to any severance to which he is entitled under the agreement as amended, an additional sum equal to twelve (12) months of his base salary then in effect. Mr. Liscouski’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Mr. Liscouski to be eligible to receive incentive compensation in an amount equal to 50% of his annual base salary and provided for a sign on bonus in the amount of $200,000. For the fiscal year ended June 30, 2016, Mr. Liscouski was eligible to receive incentive compensation in an amount up to $300,000 upon the achievement of performance milestones established by the Board of Directors.  We did achieve these milestones and a bonus in the amount of $300,000 was payable to Mr. Liscouski as of June 30, 2016. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Mr. Liscouski within 60 days after commencement of each such fiscal year.

In May, 2012, we entered into a three-year employment agreement with Dr. Darryl Jones, our Vice President of Sales and Marketing, pursuant to which Dr. Jones will receive a base annual salary of $235,000 per year, commencing on May 7, 2012.  After the third year, the agreement will automatically continue unless notice of termination is given by either party.   On January 6, 2016, we amended Dr. Jones’ employment agreement. We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Dr. Jones employment is terminated by us without “cause” or Dr. Jones resigns for “good reason” (as those terms are defined in the agreement).  In the event Dr. Jones resigns for Good Reason within twelve (12) months after a Change of Control or acquisition, as defined in (d) or (e) above, Executive shall receive, in addition to any severance to which he is entitled under the agreement as amended, an additional sum equal to twelve (12) months of his base salary then in effect.

Dr. Jones’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Dr. Jones to be eligible to receive incentive compensation in an amount of up to $122,500 for each of the fiscal year ended June 30, 2015 and June 30, 2014 upon the achievement of certain

Implant Sciences Corporation

Notes to Consolidated Financial Statements

performance milestones to be established by the Board of Directors. We did achieve these milestones and a bonus in the amount of $61,250 was payable to Dr. Jones for the fiscal year ended June 30, 2015. For the fiscal year ended June 30, 2016, Dr. Jones was eligible to receive incentive compensation in an amount up to $262,500 upon the achievement of performance milestones established by the Board of Directors.  We did achieve these milestones and a bonus in the amount of $262,500 was payable to Dr. Jones as of June 30, 2016. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Dr. Jones within 60 days after commencement of each such fiscal year.

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

On March 13, 2015, we entered into an employment agreement with Ms. Brenda Baron, our Vice President of Manufacturing, pursuant to which Ms. Baron will receive a base annual salary of $180,000 per year, commencing on March 13, 2015. On January 6, 2016, we amended Ms. Baron’s employment agreement. As amended, the employment agreement does not contain a specified term of employment. We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Ms. Baron employment is terminated by us without “cause” or Ms. Baron resigns for “good reason” (as those terms are defined in the agreement).  In the event Ms. Baron resigns for Good Reason within twelve (12) months after a Change of Control or acquisition, as defined in (d) or (e) above, Executive shall receive, in addition to any severance to which he is entitled under the agreement as amended, an additional sum equal to twelve (12) months of her base salary then in effect.

Ms. Baron’s base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Ms. Baron to be eligible to receive incentive compensation in an amount equal to 50% of her annual base salary.  Ms. Baron was eligible to receive incentive compensation of $90,000 for the fiscal year ended June 30, 2015 upon the achievement of certain performance milestones to be established by the Board of Directors. We did achieve these milestones and a bonus in the amount of $45,000 was payable to Ms. Baron for the fiscal year ended June 30, 2015. For the fiscal year ended June 30, 2016, Ms. Baron was eligible to receive incentive compensation in an amount up to $187,200 upon the achievement of performance milestones established by the Board of Directors.  We did achieve these milestones and a bonus in the amount of $187,200 was payable to Ms. Baron as of June 30, 2016. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Ms. Baron within 60 days after commencement of each such fiscal year.

On March 13, 2015, we entered into an employment agreement with Mr. Todd Silvestri, our Vice President of Advanced Technology and Product Development, pursuant to which Mr. Silvestri will receive a base annual salary of $200,000 per year, commencing on March 13, 2015. On January 6, 2016, we amended Mr. Silvestri’s employment agreement. As amended, the employment agreement does not contain a specified term of employment. We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Mr. Silvestri employment is terminated by us without “cause” or Mr. Silvestri resigns for “good reason” (as those terms are defined in the agreement).  In the event Mr. Silvestri resigns for Good Reason within twelve (12) months after a Change of Control or acquisition, as defined in (d) or (e) above, Executive shall receive, in addition to any severance to which he is entitled under the agreement as amended, an additional sum equal to twelve (12) months of his base salary then in effect.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

Silvestri for the fiscal year ended June 30, 2015. For the fiscal year ended June 30, 2016, Mr. Silvestri was eligible to receive incentive compensation in an amount up to $250,000 upon the achievement of performance milestones established by the Board of Directors.  We did achieve these milestones and a bonus in the amount of $250,000 was payable to Mr. Silvestri as of June 30, 2016. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Mr. Silvestri within 60 days after commencement of each such fiscal year.

On September 16, 2015, we entered into an employment agreement with Mr. Roger Deschenes, our Chief Financial Officer, pursuant to which Mr. Deschenes will receive a base annual salary of $246,000 per year, commencing on September 16, 2015. On January 6, 2016, we amended Mr. Deschenes’ employment agreement. As amended, the employment agreement does not contain a specified term of employment. We may terminate the agreement at any time without cause, on 30 days’ written notice.  The agreement, however, provides for payment of twelve months’ salary and a pro rata portion of any bonus compensation earned during the year of termination, as well as the continuation of certain benefits, as separation payments in the event that Mr. Deschenes employment is terminated by us without “cause” or Mr. Deschenes resigns for “good reason” (as those terms are defined in the agreement).  In the event Mr. Deschenes resigns for Good Reason within twelve (12) months after a Change of Control or acquisition, as defined in (d) or (e) above, Executive shall receive, in addition to any severance to which he is entitled under the agreement as amended, an additional sum equal to twelve (12) months of his base salary then in effect.

Mr. Deschenes’ base salary is subject to annual review, and any increases will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

The agreement provides for Mr. Deschenes to be eligible to receive incentive compensation in an amount equal to 50% of his annual base salary.  Mr. Deschenes was eligible to receive incentive compensation of $117,000 for the fiscal year ended June 30, 2015 upon the achievement of certain performance milestones to be established by the Board of Directors. We did achieve these milestones and a bonus in the amount of $57,500 was payable to Mr. Deschenes for the fiscal year ended June 30, 2015. For the fiscal year ended June 30, 2016, Mr. Deschenes was eligible to receive incentive compensation in an amount up to $246,100 upon the achievement of performance milestones established by the Board of Directors.  We did achieve these milestones and a bonus in the amount of $246,100 was payable to Mr. Deschenes as of June 30, 2016. Incentive compensation, if any, for subsequent fiscal years will be based on performance milestones to be established by mutual agreement between the Company and Mr. Deschenes within 60 days after commencement of each such fiscal year.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

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

On August 26, 2016, by Written Consent of the Board of Directors, Messrs. Hacene Boudries, Andrew Anderson and Michael Moody were added as Participants in the Change in Control Plan.

PARTICIPANTS AND CHANGE IN CONTROL PERCENTAGES
Participant	Applicable Percentage
	A	B*	C**
Glenn D. Bolduc	4.00%	4.00%	4.00%
William McGann	1.47%	1.47%	1.47%
Darryl Jones	1.10%	0.60%	0.80%
Roger P. Deschenes	0.97%	0.60%	0.80%
Todd Silvestri	1.00%	0.60%	0.80%
Brenda Baron	1.00%	0.60%	0.80%
Robert Liscouski	1.10%	1.10%	1.10%
Howard Safir	0.32%	0.32%	0.32%
John Keating	0.32%	0.32%	0.32%
Michael Turmelle	0.64%	0.64%	0.64%
Estate of Joseph Levangie	0.25%	0.25%	0.25%
Hacene Boudries	0.08%	0.08%	0.08%
Michael Moody	0.08%	0.08%	0.08%
Andrew Anderson	0.08%	0.08%	0.08%
James Simon	0.09%	0.09%	0.09%
Totals	12.50%	10.83%	11.63%

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

18.

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

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

Implant Sciences Corporation

Notes to Consolidated Financial Statements

19.

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

On May 22, 2015, a motion to dismiss the Complaint with prejudice was served on the plaintiff and subsequently filed with the Court. On July 21, 2015, the Court endorsed an Order of Stipulation the parties entered into. The Stipulation provides, among other things, that the Complaint is dismissed with prejudice and the Motion to Dismiss is moot. On December 17, 2015, the Court ruled that the Plaintiff’s counsel was entitled to a fee of $70,000 together with costs of approximately $6,000. During the fiscal year ended June 30, 2016, we recorded a charge of $76,000 in our condensed consolidated statement of operations and comprehensive loss.

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

20.

Subsequent Events

Zapata Industries SAS Letter of Intent

On July 18, 2016, we entered into a Letter of Intent (the “LOI”) with Zapata Industries SAS (“Zapata”), pursuant to which we intend to acquire all the issued and outstanding shares of Zapata, or all of Zapata’s business, excluding inventory (with our having the right to purchase all or a portion of the inventory of Zapata at cost), in exchange for (i) a number of shares of our common stock, par value $0.001 per share, (the “Common Stock”) equal to 60% of the total issued and outstanding shares of Common Stock on a fully-diluted basis (treating any preferred stock on an as converted basis and any warrants on an as exercised basis), (ii) $15,000,000 in cash and (iii) warrants to purchase 50,000,000 shares of Common Stock at an exercise price of $1.50 per share with a four-year term. This transaction is hereinafter referred to as the “Zapata Acquisition.”

Among other customary closing conditions, the closing of the Zapata Acquisition would be subject to the following closing conditions: (i) the negotiation and execution of a definitive agreement for the Zapata Acquisition; (ii) completion by both parties of their due diligence review; (iii) we shall have repaid all of our outstanding indebtedness, so that we are debt free, (iv) no material adverse change in Zapata’s business, operations, prospects or financial condition; (v) at the time of closing we shall have cash in hand of $20,000,000 after paying the $15,000,000 purchase price; (vi) we shall have re-domesticated from Massachusetts to Delaware; (vii) our board of directors shall consist of seven individuals, all of whom shall be approved by Zapata, including three directors appointed us, one of whom shall be Robert Liscouski, currently our President and Director, who shall serve as the Chairman of the Board and as an executive officer following the closing of the Zapata Acquisition; (viii) we shall have completed any required SEC or other regulatory review and obtained all required shareholder, governmental and court approvals; (ix) we shall have adopted a new equity incentive plan; (x) neither we nor Zapata shall be subject to any litigation or threatened litigation that could, in the reasonable discretion of the other party, cause a material adverse effect on our or Zapata’s business, respectively, following the closing of the Zapata Acquisition or that seeks to prevent such closing; (xi) we shall have entered into a new employment agreement with Franky Zapata and shall have entered into good faith negotiations for entry into employment agreements with Seth Gerszberg and Robert Liscouski; (xii) Zapata shall have completed, and provided all required audits; (xiii) Zapata shall have

Implant Sciences Corporation

Notes to Consolidated Financial Statements

completed any required regulatory review and obtained all required shareholder, governmental and third party consents, including the consent of the French government, if required; and (xiv) the stockholders of Zapata shall have entered into non-competition agreements with us for a period of four years (in addition to any obligations under employment agreements).

The LOI provides that Zapata may not solicit, initiate or enter into discussions, negotiations or transactions with any other party concerning the disposition of Zapata or any similar transaction until October 15, 2016.

The LOI also has a binding provision that provides that if the Zapata Acquisition does not occur (other than due to a Zapata breach), we will reimburse Zapata for expenses incurred by Zapata in connection with the Zapata Acquisition to the extent that such expenses were for the joint benefit of the parties and approved by us.

We agreed to pay Zapata a $350,000 break-up fee if we are not ready, willing or able to consummate the Zapata Acquisition on the business terms provided for in the LOI, and Zapata similarly agreed to pay a $350,000 break-up fee if we are ready, willing and able to consummate the Zapata Acquisition on the business terms provided for in the LOI, but Zapata chooses not to consummate the Zapata Acquisition.

Extension of Credit Agreements with DMRJ, Montsant and BAM

On July 20, 2016, we further amended each of our credit instruments with DMRJ and Montsant, effective as of June 30, 2016, the maturity of all of our indebtedness was extended to October 31, 2016. The maturity of our indebtedness to BAM was automatically extended to October 30, 2016 as a result of the extension of the maturity date of our indebtedness to DMRJ and Montsant.

In connection with the July 20, 2016 extension of our credit agreements with DMRJ, on July 20, 2016, we issued a warrant (the “Warrant”) to DMRJ to purchase up to 50,657,894 shares of Common Stock at an exercise price of no lower than $0.19 per share with a five-year term, first exercisable on October 31, 2016.

Debt Conversion

Between August 16, 2016 and August 23, 2016, DMRJ converted $7,000,000 of principal under the September 2012 Note into 7,000 shares of our Series H Convertible Preferred Stock.

Issuances of Common Stock

On August 19, 2016, we issued 330,000 shares of our common stock, having a value of $139,000, to two advisors, in consideration of services rendered to us under advisory and consulting services agreements.

Sale of Explosives Detector Assets and Bankruptcy Filing

On October 10, 2016, we and our subsidiaries entered into an asset purchase agreement to sell the explosives trace detection assets to L-3 Communications Corporation for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment.  The asset purchase agreement constitutes a “stalking horse bid” in a sale process being conducted under Section 363 of the U.S. Bankruptcy Code.  As the Stalking horse bidder, L-3 will be entitled to a break-up fee and expense reimbursement if it does not prevail as the successful bidder at any subsequent Bankruptcy Court auction.  L-3’s role as the stalking horse bidder upon Bankruptcy Court Appeal, and the sale itself, are subject to approval by the Bankruptcy Court.  In connection with the sale, on October 10, 2016, Implant Sciences Corporation and its subsidiaries IMX Acquisition Corp., C Acquisition Corp. and Accurel Systems International Corp. (together with the Company, the “Debtors”, filed voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  On the petition date, the Debtors filed several motions with the bankruptcy court, including a motion to have the Chapter 11 cases jointly administered.

In connection with the Chapter 11 filings, Debtors filed a motion seeking the approval of the bankruptcy court for a super-priority senior secured loan of $5.7 million (the “DIP Loan”) between the Company and DIP SPV I, L.P., as the debtor-in-possession lender (the “DIP Lender”) pursuant to a senior secured super-priority debtor-in-possession loan and security agreement entered into by the Debtors and the DIP Lender on October 10, 2016.  The DIP loan would bear interest at 12% and shall pay a one-time closing fee of $199,500 on the closing date of the DIP Loan and an exit fee equal to $427,500, less any interest, other that default interest (which is at a rate of 24%), paid to the DIP Lender as of the termination date of the DIP Loan. The DIP Loan is payable in full upon the consummation of the sale under the asset purchase agreement with L-3 Communications Corporation or a sale to

Implant Sciences Corporation

Notes to Consolidated Financial Statements

any other winning bidder in the Bankruptcy Court auction.  Unless otherwise extended, the DIP Loan would mature six months from the anniversary date of the agreement, subject to certain provisions that may lead to an earlier termination.

The use of proceeds from the DIP Loan would be limited to working capital and other general corporate purposes consistent with the budget that the Company presented to the DIP Lender, including payment of costs and expenses related to the administration of the bankruptcy proceedings and payment of other expenses as approved by the bankruptcy court.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2016	Implant Sciences Corporation
	By:	/s/ William J. McGann
William J. McGann Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 13, 2016	/s/ William J. McGann
William J. McGann Chief Executive Officer and Director (Principal Executive Officer)
Dated: October 13, 2016	/s/ Michael C. Turmelle Michael C. Turmelle Chairman of the Board and Director
Dated: October 13, 2016	/s/ Robert P. Liscouski Robert P. Liscouski President and Director
Dated: October 13, 2016	/s/ Roger P. Deschenes Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: October 13, 2016	/s/ James M. Simon, Jr.
James M. Simon, Jr. Director