Form 10-K/A
period 2016-06-30
IMPLANT SCIENCES CORP
filed 2016-10-28
CIK 1068874

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

☐  Accelerated Filer

☐  Non-accelerated Filer (do not check if a smaller reporting company)

☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of October 21, 2016, 79,875,620 shares of the registrant’s Common Stock were outstanding.  As of December 31, 2015 the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $39,582,000 based on the last sale price the Over-The-Counter-Bulletin-Board on such date.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, originally filed on October 14, 2016 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III not included in the Original Filing as we will not file our definitive proxy statement within 120 days of our fiscal year ended June 30, 2016.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, Amendment No. 1 restates only Part III of the Original Filing and includes the exhibits as set forth in Item 15 herein; no other changes have been made to the Original Filing.  This Amendment No.1 continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Named Officers and Directors	Age	Position
Dr. William J. McGann	58	Chief Executive Officer and Director
Robert P. Liscouski	62	President and Director
Brenda L. Baron	54	Vice President, Supply Chain
Roger P. Deschenes	58	Vice President, Finance and Chief Financial Officer
Dr. Darryl K. Jones	58	Vice President, Sales, Marketing and Technical Services
Todd A. Silvestri	50	Chief Operating Officer and Chief Technology Officer
James M. Simon, Jr.	69	Director
Michael C. Turmelle	57	Director, Chairman of the Board

Background of Executive Officers and Directors

Dr. William J. McGann was appointed to serve as the Chief Executive Officer and President of the Company on January 16, 2015 and currently serves as our Chief Executive Officer, following the September 1, 2015 decision by the Board of Directors to separate the roles of Chief Executive Officer and President. Dr. McGann joined us in April 2012 as Chief Operating Officer. Dr. McGann was also appointed as a director of the Company in 2012. Dr. McGann served as Vice President, Engineering, Global Fire Products, UTC Fire and Security, a business unit of United Technologies Corporation, from March 2010 until his appointment as Chief Operating Officer of the Company. From January 2005 through March 2010, Dr. McGann served as Chief Technology Officer of GE Security. From January 1991 through January 2005, Dr. McGann served as Vice President, Research and Development and was one of the founders of Ion Track Instruments, where he played a key role in creating an industry around explosives trace detection science and technology. Ion Track was sold to General Electric in 2005. Dr. McGann holds a Ph.D. in Physical Chemistry from the University of Connecticut, where his doctoral work was in the area of Magnetic Resonance and Laser Spectroscopy.

Our Board of Directors has concluded that Dr. McGann is qualified to serve as a director based on his experience and leadership as an executive of a public company and his knowledge of the security industry and specific expertise in explosives trace detection.

Robert P. Liscouski, joined us on February 2, 2015 as Executive Vice President, Business Development and was promoted to President on September 1, 2015. He has served on our Board of Directors since May 2009. From July 2009 until November 2013, Mr. Liscouski served as a partner at Secure Strategy Group, a homeland security-focused banking and strategic advisory firm that had previously retained by us. Mr. Liscouski also serves as a senior partner at Edge360, a leading security technology and situational awareness solutions provider to the homeland security marketplace that was been retained by us in fiscal 2013. Mr. Liscouski was the first Assistant Secretary for Infrastructure Protection for the Department of Homeland Security, serving from March 2003 to February 2005. Mr. Liscouski’s private sector experience includes serving as the CEO of Content Analyst, a software company that automates the analysis and categorization of large volumes unstructured text and data, as Director of Information Assurance for The Coca-Cola Company and Vice President, Law Enforcement Division, for ORION Scientific Systems. Mr. Liscouski’s government experience includes 11 years as a Special Agent with the Diplomatic Security Service of the U.S. Department of State with assignments including being the State Department representative to INTERPOL, Mobile Training Team Leader, Beirut and Rome, and five years with the Bergen County, NJ, Prosecutor’s Office as an undercover and homicide investigator. Mr. Liscouski is a Senior Fellow at the Center of Strategic and International Studies in Washington, D.C. and served for 12 years as an advisor to the U.S. government on technology matters. Mr. Liscouski holds a B.S. degree in Criminal Justice from John Jay College of Criminal Justice and a Master of Public Administration degree from the Kennedy School of Government, Harvard University.

Our Board of Directors has concluded that Mr. Liscouski is qualified to serve as a director based on his experience and leadership roles in public safety and security as a senior official with the Department of Homeland Security and based on his experience and leadership roles in the private sector.

Brenda L. Baron has served as our Vice President, Supply Chain since September 21, 2015, having previously served as Vice President, Manufacturing since February 2009. Ms. Baron joined us in April 2004. Ms. Baron developed the Security Division’s manufacturing operations, as well as manufacturing, test, and documentation control and is now responsible for managing our supply chain. Prior to joining the Company, Ms. Baron served as Documentation Engineer with the instrumentation division of Milipore Corporation, from 2002 to 2004, and was employed at Ion Track Instruments, an explosive trace detector manufacturer, as Configuration Manager, from 1998 to 2001, where she played a key role in bringing handheld, bench top, and portal trace detectors into production.

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

James M. Simon, Jr, was elected to the Board of Directors on July 1, 2015.  Mr. Simon has served as the Chief Executive Officer of Intelligence Enterprises LLC, a privately held management-consulting firm specializing in advising companies and governments around the world on a variety of matters including business development, contract capture, M&A, as well as strategic program initiatives, since January 2003.  Since November 2012, he has also taught cyber security in the Department of Criminal Justice at The University of Alabama.  From January 2010 to September 2012, Mr. Simon served as Microsoft’s Chief Strategist for its worldwide public sector and its executive sponsor for the State of Alabama.  In 2004, he founded Microsoft’s Institute for Advanced Technology in Governments, and for five years, led its efforts to connect Microsoft's world-leading advanced research and development activities with the global public sector.  Mr. Simon served in the US Army from 1969 to 1973 and the US Army Reserve from 1973 to 1997, was a principle negotiator for the Conventional Forces in Europe Treaty from 1990 to 1993, and, following his appointment by President Clinton and confirmation by the Senate, served as Assistant Director of Central Intelligence for Administration from 1998 to 2003.  Mr. Simon has served on a number of corporate boards, the most recent being GeoEye, Inc., a provider of satellite imagery, that was acquired by DigitalGlobe, Inc.  Mr. Simon holds a B.A. degree in Political Science from The University of Alabama and an M.A. in International Relations from the University of Southern California.

Our Board of Directors has concluded that Mr. Simon is qualified to serve as a director based on his past and current leadership and executive roles in national and international security, his extensive service as a director of corporate boards and his extensive experience working with senior government and industry leaders worldwide.

Michael C. Turmelle was appointed Chairman of the Board of Directors on July 1, 2015, having served on our Board of Directors since December 2005.  Since February 2015, Mr. Turmelle has served as President of Hayward Tyler Inc., a provider of horizontal and vertical pumps. From November 2007 through January 2015, Mr. Turmelle served as the Principle of SFTT Consulting, assisting companies in the renewable energy, medical devices and security markets with financial, strategic, and operational issues.  From 1987 until October 2007, Mr. Turmelle worked for SatCon Technology Corporation, holding several positions including Chief Financial Officer from 1991 until 2000 and Chief Operating Officer from 2000 to 2005.  Mr. Turmelle holds a B.A. degree in Economics from Amherst College and a Financial Management Program certificate from General Electric.

Our Board of Directors has concluded that Mr. Turmelle is qualified to serve as a director based on his past and current leadership and executive roles, financial and operational skills, business judgment and knowledge of corporate governance matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our named executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to the Company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2016, with the exception of Dr. Jones, who filed one such report on February 19, 2016 with respect to the grant of a stock option on August 14, 2015 to purchase 1,258,418 shares of our Common Stock and Dr. McGann who filed one such report on February 19, 2016 with respect to the grant of a stock option on August 14, 2015 to purchase 1,498,972 shares of our Common Stock.

Board Leadership Structure

The Board determined to separate the roles of Chairman of the Board, President and Chief Executive Officer, which roles were previously held by a former named executive officer. On July 1, 2015, the Board appointed Michael Turmelle, an independent director, to serve as Chairman of the Board and on September 1, 2015, the Board of Directors separated the roles of Chief Executive Officer and President, and promoted Mr. Robert Liscouski to President. Dr. McGann continues to serve as the Chief Executive Officer. The Board determined that the current Board leadership structure is appropriate for the Company at this time. In reaching its determination, the Board considered a number of factors, including the effectiveness of the Board’s leadership structure during 2016 and the Company’s operating and financial performance.

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

Board Attendance

The Board of Directors met five times and held twenty-five meetings by telephone conference call during the fiscal year ended June 30, 2016. In addition, on two occasions the Directors adopted certain resolutions by unanimous written consent in lieu of a meeting. Each director attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which he served during fiscal 2016.

The membership of each committee, as of September 30, 2016, is indicated in the table below:

Director	Audit	Compensation	Nominating / Corporate Governance	Strategy
Robert P. Liscouski				X
William J. McGann				X
James M. Simon, Jr.	X	Chairman	Chairman	Chairman
Michael C. Turmelle	Chairman	X	X	X

The Board of Directors has determined that Mr. Simon and Mr. Turmelle, who serves as the Chairman of the Audit Committee, are “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

In this context, the Audit Committee has met and held discussions with management and the Company's independent registered public accounting firm. During the fiscal year ended June 30, 2016, the Audit Committee held four meetings by telephone conference call.

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

In reliance on the reviews and discussions referred to above, the Audit Committee approved that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016.

Members of the Audit Committee

Michael C. Turmelle (Chairman)

James M. Simon, Jr.

Compensation Committee

The Compensation Committee consists of Messrs. Simon and Turmelle, both of whom are independent. Mr. Simon serves as Chairman of the Compensation Committee.  The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans. During the fiscal year ended June 30, 2016, the Compensation Committee met twice. The responsibilities of the Compensation Committee are set forth in its written charter, which is posted on our website at www.implantsciences.com.

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

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Messrs. Simon and Turmelle. Mr. Turmelle serves as chairman of the Nominating/Corporate Governance Committee.  The Nominating/Corporate Governance Committee leads the Board’s effort at ensuring we have qualified directors by: (i) identifying individuals qualified to become Board members consistent with criteria approved by the Board and recommending to the Board a group of director nominees for each annual meeting of stockholders; (ii) recommending nominees to fill any vacancies which may occur during the year; (iii) considering candidates for nominees as directors of the Company who are recommended by stockholders entitled to do so under our By-laws; and (iv) ensuring that the Audit, Compensation and Nominating/Corporate Governance Committees of the Board have qualified and experienced “independent” directors.  The Board has adopted a written charter for the Nominating/Corporate Governance Committee which is posted on our website at www.implantsciences.com.

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

In establishing executive compensation for fiscal 2016, the Compensation Committee largely followed the methodology recommended in the Northbrook Compensation Associates report. The Compensation Committee determined that Northbrook Compensation Associates was independent and that its engagement did not present any conflicts of interest.  Northbrook Compensation Associates provided no other service to us.

Base Salaries

As noted previously, the Compensation Committee evaluates the performance of our Chief Executive Officer and recommends his salary to the full Board of Directors in light of that evaluation.  Base salaries, being the first element of the compensation program, are reviewed on an annual basis.  The Compensation Committee reviews the Chief Executive Officers base salary annually, giving consideration to his performance during the previous year. Dr. McGann, who was appointed Chief Executive Officer on January 16, 2015, was paid based a base annual salary of $270,000. On July 1, 2015, Dr. McGann’s base annual compensation was increased to $300,000 per annum. In performing their evaluation of Dr. McGann’s performance, the Compensation Committee considered the following quantitative and qualitative factors in establishing fiscal 2016 compensation for our Dr. McGann:

•

the value of Dr. McGann’s leadership;

•

our financial performance and relative shareholder return;

•

the achievement of several regulatory approvals necessary in our industry to compete; and

•

leadership of our strategic alternative review process, which culminated with executing an asset purchase agreement with L-3 Communications Corporation on October 10, 2016 to sell the assets used in our explosives trace detection business.

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

For fiscal 2015 and 2016, the Board of Directors established bonus targets as a percentage of base salary for each named executive. These levels were designed to result in total cash compensation, the sum of base salary and target bonus, at the market median, while also taking into account internal pay equity considerations.  Fiscal year-end bonuses are discretionarily determined, guided by a framework designed to consider both quantitative and qualitative performance against goals established by the Board of Directors.  Bonus targets are based on performance milestones which are established by mutual agreement between the Company and executive within 60 days after commencement of each such fiscal year. For fiscal 2015, each of the named executive officers were eligible to receive a bonus equal to 50% of their base annual salary.

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

For fiscal 2016, the Compensation Committee and the Board of Directors determined that executive officers would be eligible for incentive compensation equal to a maximum of 100% of the executive officer’s base salary on the achievement of Company-wide revenue, based on a sliding scale. Revenues for the year ended June 30, 2016 were $53,061,000 as compared with $12,991,000 for the comparable prior year period, an increase of $40,070,000, or 308.4% and our adjusted earnings before interest, taxes, depreciation and amortization was $1,960,000. Maximum potential incentive compensation table, based on our revenue achievement, is as follows:

	Annual Revenues
Named Executive Officers	$13 million	$26 million	$39 million	< $45 million
Dr. William J. McGann	25%	50%	75%	100%
Robert P. Liscouski	25%	50%	75%	100%
Dr. Darryl K. Jones	25%	50%	75%	100%
Todd A. Silvestri	25%	50%	75%	100%
Roger P. Deschenes	25%	50%	75%	100%

(1)

Bonus is calculated as a percent of named executive officers base salary as of July 1, 2015, the first day of our 2016 fiscal year, with the exception of Mr. Silvestri.  Mr. Silvestri’s bonus is calculated as a percent of his base annual salary as of September 28, 2015.

Based on our Company-wide revenues for the fiscal year ended June 30, 2016, the Board of Directors recommended bonuses of $300,000 for Dr. McGann and Mr. Liscouski, $262,500 for Dr. Jones, $250,000 for Mr. Silvestri and $246,100 for Mr. Deschenes.  Each of the Named Executive Officers bonuses is equal to 100% of the executive officers’s base salary as of the commencement of the fiscal year, with the exception of Mr. Silvestri. Further, on July 1, 2015, the Board of Directors approved a sign-on bonus of $200,000 payable to Mr. Liscouski.

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

We have granted stock options to our named executive officers at an exercise price equal to the closing price of our common stock as reported on the OTC Bulletin Board. Beginning in fiscal 2014, to more closely align our named executive compensation with the long-term financial interests of our stockholders, we began to issue stock options with performance target that affects the vesting of the options. On August 13, 2013 options were granted to our named executive officers that were exercisable in three equal annual installments commencing on August 13, 2014, subject to the our achievement of certain performance milestones on or before February 1, 2014. We did not achieve the milestones and, therefore, the options expired on February 1, 2014. Subsequent options grants to our named executive officers on March 6, 2014 and July 2, 2014, included performance target vesting provisions. Please refer to “Outstanding Equity Awards at 2016 Fiscal Year-End” for further discussion of the performance target vesting provisions of these option grants.

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

•

encouraging eligible persons to remain with us; and

•

attracting new directors, officers and directors.

In determining whether to grant stock options and how many of such options to grant to persons eligible under our stock option plan, consideration is given to each individual’s past performance and contribution to the Company, as well as that individual’s expected ability to contribute to our future success.  As part of our annual performance evaluation process, both the Chairman and Chief Executive Officer, after consultation with each named executive officer, establish the executive’s performance objectives for the coming fiscal year.  These performance objectives serve as a framework to evaluate an executive’s overall performance and can be subject to change during the fiscal year as circumstances warrant.  Individual performance objectives may include operational or financial metrics that support corporate or departmental goals and may include specific operational objectives within the executive’s area of responsibility. The performance objectives may include demonstration of leadership and decision making, effective communication, efforts towards our strategic initiatives, commitment to our key initiatives and core values and may also include specific objectives such as the completion of identified major projects.  Evaluation of an executive’s performance relative to their objectives is subjective, involving a high degree of judgment based on either the Chairman’s or Chief Executive Officer’s observations or interactions with the executive officer during the year. The Chairman and Chief Executive Officer may also consider an executive’s prospects for future development and advancement within the Company in determining equity compensation recommendations. Additionally, the Chairman and Chief Executive Officer may consider our overall performance in light of the market we compete in as part of an individual executive’s performance.

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

Employment Agreements

We have entered into employment agreements with Drs. McGann and Jones, Messrs. Liscouski, Silvestri and Deschenes and Ms. Baron. On January 6, 2016, we amended each of the employment agreements with Drs. McGann and Jones, Messrs. Liscouski, Silvestri and Deschenes and Ms. Baron. On February 26, 2015, our Board of Directors amended and restated the Change in Control Plan which was originally adopted by the Board of Directors on September 7, 2012 (the “Original Plan,” and as amended and restated, the “Amended Plan”). Further, on August 26, 2016, by Written Consent of the Board of Directors, Mr. Simon, a member of our Board of Directors and certain of our employees, Messrs. Hacene Boudries, Andrew Anderson and Michael Moody were added as participants in the Change in Control Plan.

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

Retirement Plans

We have a defined contribution plan, the Implant Sciences Corporation 401(k) Profit Sharing Plan, established under Section 401(k) of the Internal Revenue Code. All full-time employees who are 21 years of age are eligible to participate on the beginning of the first month after 30 days of employment. The company’s contributions are discretionary. We made no matching contributions during fiscal 2016 or 2015.

Our named executive officers do not participate in any special or separate executive retirement plan.

Perquisites

We do not have a formal perquisites program.  From time to time, personal benefits may be provided to named executive officers when it is determined that such personal benefits are an integral part of an executive’s compensation package.

Compensation for Fiscal Year 2017

In determining executive compensation for fiscal 2017, the Compensation Committee largely followed the same methodology recommended in the Northbrook Compensation Associate’s report and based in part on its consideration of the results of the shareholder advisory vote on our executive compensation, at the Annual Meeting of Stockholders held on July 1, 2015, in which over 81% of shares present at the meeting and entitled to vote supported the compensation of our named executive officers.

The Compensation Committee recommended and the Board of Directors approved fiscal year 2017 base salaries for our named executive officers as follows:  Dr. McGann, $300,000; Mr. Liscouski, $300,000; Dr. Jones, $262,150; Mr. Silvestri, $250,000; and, Mr. Deschenes, $246,100.  The base salaries reflect no increase from the fiscal year 2016 base salaries.

Each of the named executive officers is eligible to receive a maximum bonus equal to 50% of their base annual salary for fiscal 2017, which will be based on Company-wide revenue and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets established by the Board for the fiscal year and qualitative evaluations of performance against strategic goals determined by the Board of Directors. Named executive compensation for fiscal 2017 may be subject to change.

Summary Compensation Table

The following table provides information concerning compensation earned in our last three fiscal years, ended June 30, 2016 and 2015, by our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, our other most highly compensated named executive officers, whose total compensation exceeded $100,000 for the fiscal years ended June 30, 2016 and 2015 (together, the “Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1) (2)	Option Awards ($) (3)	All Other Compensation ($) (5)	Total ($)
Named Executive Officers

Dr. William J. McGann	2016	$ 300,000	$ 300,000	$ 238,797	$ 1,256	$ 840,053
Chief Executive Officer	2015	270,000	67,500	261,501	1,135	600,136

Robert P. Liscouski (4)	2016	$ 300,000	$ 500,000	$ 76,008	$ 1,980	$ 877,988
President	2015	115,385	-	131,281	609	247,275

Dr. Darryl K. Jones	2016	$ 262,500	$ 262,500	$ 212,665	$ 1,099	$ 738,764
Vice President, Sales,	2015	248,298	61,250	233,038	1,022	543,608
Marketing and Technical
Services

Todd A. Silvestri	2016	$ 241,923	$ 250,000	$ 76,008	$ 438	$ 568,369
Chief Operating Officer and	2015	203,846	100,000	142,443	276	446,565
Chief Technology Officer

Roger P. Deschenes	2016	$ 246,100	$ 246,100	$ 76,008	$ 1,017	$ 569,225
Vice President, Finance and	2015	233,096	57,500	142,443	944	433,983
Chief Financial Officer

(1)	The following table provides the information concerning named executive bonus targets and bonus amounts approved by the Board of Directors for the fiscal year ended June 30, 2016:

Named Executive Officers	Target Bonus as a Percentage of Base Salary	Target Bonus	Actual Bonus	Actual bonus as a Percentage of Target Bonus
Dr. William J. McGann	100%	$ 300,000	$ 300,000	100%
Robert P. Liscouski	100%	300,000	300,000	100%
Dr. Darryl K. Jones	100%	262,500	262,500	100%
Todd A. Silvestri	100%	250,000	250,000	100%
Roger P. Deschenes	100%	246,100	246,100	100%

(1)

For fiscal 2016, the Compensation Committee and the Board of Directors determined that executive officers would be eligible for incentive compensation equal to a maximum of 100% of the executive officer’s base salary on the achievement of Company-wide revenue, based on a sliding scale. Revenues for the year ended June 30, 2016 were $53,061,000 as compared with $12,991,000 for the comparable prior year period, an increase of $40,070,000, or 308.4%. The Board of Directors approved 100% bonuses for the Named Executive Officers in view of the achievement of the revenue target.

(2)

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

(3)

The amount reported in this column for the Named Executive Officer represents the dollar amount recognized for financial statement reporting purposes in fiscal 2016, 2015 and 2014, with respect to options granted to the Named Executive Officers, determined in accordance with Accounting Standards Codification 718-11-25 Compensation – Stock Compensation.  See Note 2 of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the assumptions used in determining the value of such awards. For the fiscal year ended June 30, 2016,

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
(5)

All other compensation also includes, but is not limited to, vehicle allowances, legal fees, key man life insurance premiums and premiums paid by us for disability and group term life insurance for the chief executive officer and all named executive officers, are set forth in the following table:

	Accrued Vacation / Severance	Disability and Group Term Life Insurance Premiums	Vehicle Allowance	Legal Fees	Key Man Life Insurance	Total
Fiscal Year 2016
Named Executive Officers
Dr. William J. McGann	$ -	$ 1,256	$ -	$ -	$ -	$ 1,256
Robert P. Liscouski	-	1,980	-	-	-	1,980
Dr. Darryl K. Jones	-	1,099	-	-	-	1,099
Todd A. Silvestri	-	438	-	-	-	438
Roger P. Deschenes	-	1,017	-	-	-	1,017

Fiscal Year 2015
Named Executive Officers
Dr. William J. McGann	$ -	$ 1,135	$ -	$ -	$ -	$ 1,135
Robert P. Liscouski	-	609	-	-	-	609
Dr. Darryl K. Jones	-	1,022	-	-	-	1,022
Todd A. Silvestri	-	276	-	-	-	276
Roger P. Deschenes	-	944	-	-	-	944

Grants of Plan-Based Awards to Named Executive Officers

The following table sets forth the individual grants of plan-based awards to the Named Executive Officers in the fiscal year ended June 30, 2016. Please see the “Outstanding Equity Awards at 2016 Fiscal Year-End” for the outstanding stock option awards and unvested stock awards held by each of the Named Executive Officers as of June 30, 2016:

Fiscal 2016 Grants of Plan-Based Awards
								All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Award			Estimated Future Payouts Under Equity Incentive Plan Awards
Named Executive Officers	Grant Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum
Dr. William J. McGann	8/14/2015	$ -	$ -	$ -	$ -	$ -	$ -	1,498,972	$ 0.78	$ 554,620
Dr. Darryl K. Jones	8/14/2015	-	-	-	-	-	-	1,258,418	0.78	465,644

(1)

Options vest in three equal installments commencing on August 15, 2016.

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

Mr. Robert P. Liscouski

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

Ms. Brenda L. Baron

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

Mr. Todd A. Silvestri

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

Mr. Roger P. Deschenes

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

Potential Payments Upon Termination or Change in Control

The following table describes the estimated compensation upon (i) termination by the Company of the Named Executive Officer without “cause,” or (ii) termination by the Named Executive Officer for “good reason,” excluding certain changes in control involving the Company.  The estimated incremental compensation assumes the triggering event had occurred on June 30, 2016.  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination.

Named Executive Officers	Base Salary Continuation (1)	COBRA Premiums (2)	Life Insurance Premiums (3)
Dr. William J. McGann	$ 300,000	$ 21,642	$ 1,487
Mr. Robert P. Liscouski	300,000	24,340	1,487
Dr. Darryl K. Jones	262,500	24,340	1,407
Todd A. Silvestri	250,000	21,642	1,379
Roger P. Deschenes	246,100	21,642	1,373

(1)	We are required to continue to pay Drs. McGann and Jones’, Messrs. Liscouski, Silvestri and Deschenes annual base salary then in effect for 12 months on a regular payroll basis.
(2)

Represents estimated out-of-pocket COBRA health insurance and dental premium expenses to be paid by us on behalf of Drs. McGann and Jones, and, Messrs. Liscouski, Silvestri and Deschenes after termination.  Estimated out-of-pocket COBRA health insurance premium incurred by Drs. McGann and Jones and for Messrs. Liscouski, Silvestri and Deschenes over the 12-month period following termination.

(3)

Represents estimated life insurance premiums to be paid by us on behalf of Drs. McGann and Jones, and Messrs. Silvestri and Deschenes after termination.  We are required to continue in full force and effect, at our expense, the life insurance benefits provided in these officers’ employment agreements for a period of 12 months after termination of the respective officer’s employment, for each Named Executive Officer.

Each of the Named Executive Officers’ employment agreement, as amended on January 6, 2016, provides that in the event the Named Executive Officer resigns for Good Reason within twelve (12) months after a Change of Control or acquisition, as defined, the Named Executive Officer shall receive, in addition to any severance to which he is entitled under the agreement as amended, an additional sum equal to twelve (12) months of his base salary then in effect. The additional severance payable to each of the Named Executive Officers who resigns for Good Reason within twelve (12) months after a Change of Control is as follows:

Named Executive Officers	Change of Control Severance Payable
Dr. William J. McGann	$ 300,000
Mr. Robert P. Liscouski	300,000
Dr. Darryl K. Jones	262,500
Todd A. Silvestri	250,000
Roger P. Deschenes	246,100

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

The applicable percentage of Net Proceeds to be received by each Participant set forth in Column A above were fully vested as of June 30, 2016.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of June 30, 2016.

Named Executive Officers		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($ per Share)	Option Expiration Date
Dr. William J. McGann	(3)	200,000	-	$ 0.54	03/31/2021
	(2)	75,000	-	$ 0.79	03/05/2024
	(4)	300,000	-	$ 1.10	07/02/2024
	(5)	499,607	999,365	$ 0.78	08/15/2025
		1,074,607	999,365

Robert P. Liscouski	(6)	200,000	-	$ 0.08	06/26/2019
	(1)	806,798	-	$ 1.40	09/06/2022
	(2)	25,000	-	$ 0.79	03/05/2024
	(4)	300,000	-	$ 1.10	07/02/2024
		1,331,798	-

Dr. Darryl K. Jones	(2)	50,000	-	$ 0.79	03/05/2024
	(4)	300,000	-	$ 1.10	07/02/2024
	(5)	419,431	838,987	$ 0.78	08/15/2025
		769,431	838,987

Todd A. Silvestri	(1)	730,949	-	$ 1.40	09/06/2022
	(2)	50,000	-	$ 0.79	03/05/2024
	(4)	300,000	-	$ 1.10	07/02/2024
		1,080,949	-

Roger P. Deschenes	(1)	1,058,498	-	$ 1.40	09/06/2022
	(2)	50,000	-	$ 0.79	03/05/2024
	(4)	300,000	-	$ 1.10	07/02/2024
		1,408,498	-

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

(5)

Options vest in three equal annual installments commencing on the August 15, 2016.

(6)

Exercisable on June 26, 2009.

2016 Option Exercises and Stock Vested

During the year ended June 30, 2016, there were no exercises of option awards by any of the Named Executive Officers.

Directors’ Compensation

The following table sets forth the annual compensation of our non-employee directors for the fiscal year ended June 30, 2016, which consists of annual cash retainers, board and committee meeting fees and equity awards in the form of options pursuant to the 2014 Stock Option Plan.

Director	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($) (2) (3)	Total ($)
Michael C. Turmelle	$ 96,500	$ 75,996	$ -	$ 172,496
James M. Simon, Jr.	79,250	28,316	-	107,566

(1)

The amount reported in this column for the non-employee director represents the dollar amount recognized for financial statement reporting purposes in fiscal 2016, with respect to options granted to non-employee directors, determined in accordance with Statement of Accounting Standards Codification 718-10-25 Compensation – Stock Compensation. See Note 2 of Notes to Consolidated Financial Statements set forth in this Annual Report on Form 10-K for the assumptions used in determining the value of such awards.

Grants of Plan-Based Awards to Non-Employee Directors

The following table sets forth the individual grants of plan-based awards to our non-employee directors in fiscal year ended June 30, 2016.

Fiscal 2016 Grants of Plan-Based Awards
								All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Named Executive Officers	Grant Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum
James M. Simon, Jr.	7/1/2015	$ -	$ -	$ -	$ -	$ -	$ -	50,000	0.82	$ 28,316

(1)

Options vested on July 1, 2015.

Additional Information to Understand the Director Compensation Table

Fees paid to our non-employee directors in connection with their service as directors, during the fiscal year ended June 30, 2016, were as follows: $30,000 annual retainer to each director; $1,000 for each Board of Directors meeting attended; $750 for each committee meeting attended; and $500 for each Board of Directors meeting or committee meeting in which the director participates by telephone conference call.

Effective July 1, 2015, fees paid to our non-employee directors in connection with their service as a director are as follows: Chairman of the Board, $60,000 annual retainer and, Director, $45,000 annual retainer.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2016 is included in Item 5 of Part II of our Annual Report on Form 10-K for the year ended June 30, 2016.

The following table sets forth the beneficial ownership of shares of our common stock, as of September 30, 2016, of (i) each person known by us to beneficially own 5% or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, or conversion of a security, within 60 days of September 30, 2016.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.

As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Stockholders owning more than 5% of our common stock:
Montsant Partners, LLC (3)	68,576,726	46.2%
250 West 55th Street, 14th Floor
New York, NY 10019

DMRJ Group, LLC (4)	54,601,272	41.8%
250 West 55th Street, 14th Floor
New York, NY 10019

Platinum Partners Value Arbitrage Fund LP (5)	23,166,000	22.5%
250 West 55th Street, 14th Floor
New York, NY 10019

ED&F Man Capital Markets Limited (6)	7,722,000	8.8%
140 East 45th Street, 42nd Floor
New York, NY 10017

Prime Capital (Bermuda) Limited (7)	5,954,105	6.9%
C/O Appleby
Canon’s Court
22 Victoria Street
P.O. Box HM 1179
Hamilton HM EX

Executive Officers and Directors:
Brenda L. Baron (8)	1,158,449	1.4%
Roger P. Deschenes (9)	1,608,498	2.0%
Dr. Darryl K. Jones (10)	769,431	1.0%
Dr. William J. McGann (11)	1,074,607	1.3%
Todd A. Silvestri (12)	1,080,949	1.3%
Robert P. Liscouski (13)	1,391,798	1.7%
James M. Simon, Jr. (14)	50,000	*
Michael C. Turmelle (15)	1,900,949	2.4%

All Executive Officers and Directors as a group (8 persons) (16)	9,034,681	10.3%

*

Less than 1%.

(1)	Unless otherwise indicated, the business address of the stockholders named in the table above is Implant Sciences Corporation, 500 Research Drive, Unit 3, Wilmington, MA 01887.
(2)	Based on 79,875,620 outstanding shares as of September 30, 2016.
(3)

Includes 68,578,726 shares of common stock, which may be acquired by conversion of a senior secured convertible promissory note issued to Montsant Partners, LLC, of which a $5,283,755 senior secured promissory and $202,544 of accrued and unpaid interest are convertible into shares of our common stock at $0.08 per share, within 60 days of September 30, 2016.

(4)

Includes shares of common stock, which may be purchased within 60 days of September 30, 2016 upon the exercise of a warrant.  On July 20, 2016, we issued a warrant to DMRJ to purchase up to 50,657,894 shares of common stock at an exercise price of no lower than $0.19 per share with a five-year term, first exercisable on October 31, 2016.

(5)

Includes 23,166,000 shares of common stock, which may be acquired by conversion of 4,401.54 shares of our Series H Convertible Preferred Stock issued to Platinum Partners Value Arbitrage Fund LP, within 60 days of September 30, 2016.

(6)

Includes 7,722,000 shares of common stock which may be acquired by conversion of 1,467.18 shares of our Series H Convertible Preferred Stock issued to ED&F Man Capital Markets Limited, within 60 days of September 30, 2016.

(7)

Includes 5,954,105 shares of common stock which may be acquired by conversion of 1,131.28 shares or our Series H Convertible Preferred Stock issued to Prime Capital (Bermuda) Limited, within 60 days of September 30, 2016.

(8)	Includes 1,158,449 shares of common stock, which may be purchased within 60 days of September 30, 2016 upon the exercise of stock options.
(9)	Includes 1,408,498 shares of common stock, which may be purchased within 60 days of September 30, 2016 upon the exercise of stock options.
(10)	Includes 1,074,607 shares of common stock, which may be purchased within 60 days of September 30, 2016 upon the exercise of stock options.
(11)	Includes 749,431 shares of common stock, which may be purchased within 60 days of September 30, 2016 upon the exercise of stock options.
(12)	Includes 1,080,949 shares of common stock, which may be purchased within 60 days of September 30, 2016 upon the exercise of stock options.
(13)	Includes 1,391,798 shares of common stock, which may be purchased within 60 days of September 30, 2016 upon the exercise of stock options.
(14)	Includes 50,000 shares of common stock, which may be purchased within 60 days of September 30, 2016, upon the exercise of stock options.
(15)	Includes 975,949 shares of common stock, which may be purchased within 60 days of September 30, 2016 upon the exercise of stock options.
(16)	See footnotes (8) through (15).

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

The following is a summary of the fees billed to us by Marcum for professional services rendered for the fiscal years ended June 30, 2016 and 2015 and fees billed to us by Romito, Tomasetti & Associates, P.C. for tax compliance services.  The Audit Committee considered and discussed with Marcum the provision of non-audit services to us and the compatibility of providing such services with maintaining their independence as our auditors.

	Years Ended June 30,
Fee Category	2016	2015
Audit fees – Marcum LLP	$ 186,619	$ 160,000
Audit-related fees	-	-
Tax fees – Romito, Tomasetti and Associates, P.C.	16,789	15,000
All other fees	-	-
Total	$ 203,408	$ 175,000

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K/A:

(1)

Not applicable

(2)

Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*

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

Dated: October 28, 2016	Implant Sciences Corporation
	By:	/s/ William J. McGann
William J McGann Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 28, 2016	/s/ William J. McGann
William J. McGann Chief Executive Officer (Principal Executive Officer) Director
Dated: October 28, 2016	/s/ Robert P. Liscouski
Robert P. Liscouski President Director
Dated: October 28, 2016	/s/ Roger P. Deschenes
Roger P. Deschenes Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: October 28, 2016	/s/ James M. Simon, Jr.
James M. Simon, Jr. Director
Dated: October 28, 2016	/s/ Michael C. Turmelle
Michael C. Turmelle Chairman of the Board, Director