Form 10-Q
period 2016-09-30
IMPLANT SCIENCES CORP
filed 2016-12-23
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of December 9, 2016, there were 79,875,620 shares of the registrant’s Common Stock outstanding.

IMPLANT SCIENCES CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and June 30, 2016 (audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2016 and 2015 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-35
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36-44
Item 4.	Controls and Procedures	44-45
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45-47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	48-49

Implant Sciences Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
	September 30, 2016 (Unaudited)	June 30, 2016 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,282	$ 1,338
Restricted cash and investments	367	367
Accounts receivable-trade, net of allowances of $17 and $7, respectively	4,993	7,123
Inventories, net	6,108	4,681
Prepaid expenses and other current assets	470	464
Total current assets	13,220	13,973
Property and equipment, net	843	874
Other non-current assets	98	98
Total assets	$ 14,161	$ 14,945
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$ 20,000	$ 20,000
Senior secured convertible promissory note – Montsant Partners	5,284	5,284
Senior secured promissory note – DMRJ	1,000	1,000
Second senior secured convertible promissory note – DMRJ	11,970	18,970
Third senior secured convertible promissory note - DMRJ	17,523	17,523
Line of credit - DMRJ	17,662	17,662
Current maturities of obligations under capital lease	17	18
Warrant derivative liability	12,664	-
Accrued expenses	16,960	15,181
Accounts payable	6,378	4,655
Deferred revenue	859	406
Total current liabilities	110,317	100,699
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	32	35
Deferred revenue, net of current	615	479
Total long-term liabilities	647	514
Total liabilities	110,964	101,213
Commitments and contingencies (Note 17)
Stockholders' deficit:
Common stock; $0.001 par value; 250,000,000 and 200,000,000 shares authorized on September 30, 2016 and June 30, 2016, respectively; 79,886,165 and 79,875,620 shares issued and outstanding at September 30, 2016 and 79,396,165 and 79,385,620 shares issued and outstanding at June 30, 2016	80	79
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, no shares issued and outstanding	-	-
Series H Convertible Preferred Stock; no stated value; 22,500 shares authorized, 7,000 shares issued and outstanding at September 30, 2016 and no shares issued and outstanding at June 30, 2016	7,000	-
Series I Convertible Preferred Stock; no stated value; 21,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,500 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	123,775	114,255
Accumulated deficit	(227,403)	(200,084)
Deferred compensation	(204)	(467)
Other comprehensive income	22	22
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(96,803)	(86,268)
Total liabilities and stockholders' deficit	$ 14,161	$ 14,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)

	For the Three Months Ended September 30,
	2016	2015
Revenues
Product
Government	$ 1,686	$ -
Commercial	6,205	13,824
	7,891	13,824
Services
Government	29	442
Commercial	142	127
	171	569
Total revenues	8,062	14,393
Cost of revenues	5,590	8,136
Gross margin	2,472	6,257
Operating expenses:
Research and development	981	1,083
Selling, general and administrative	3,765	3,538
Total operating expenses	4,746	4,621
Loss from operations	(2,274)	1,636
Other income (expense), net:
Interest expense	(27,949)	(2,547)
Change in fair value of embedded derivative	3,039	-
Total other expense, net	(24,910)	(2,547)
Net loss	(27,184)	(911)
Preferred dividends	(135)	-
Net loss applicable to common shareholders	(27,319)	(911)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	(10)
Other comprehensive income	-	(10)
Comprehensive loss	$ (27,319)	$ (921)

Net loss per share, basic and diluted	$ (0.34)	$ (0.01)
Net loss per share , applicable to common stockholders, basic and diluted	$ (0.34)	$ (0.01)
Weighted average shares used in computing net loss per common share, basic and diluted	79,658,953	76,206,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

Implant Sciences Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited – In thousands)

	For the Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (27,184)	$ (911)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	43	54
Bad debt expense	11	1
Stock-based compensation expense	290	342
Warrants issued to non-employees	15	24
Common stock issued to consultants	248	83
Non-cash interest expense	15,703	-
Senior secured convertible promissory note – beneficial conversion feature	9,217	-
Change in fair value of warrant derivative liability	(3,039)	-
Change in assets and liabilities:
Accounts receivable	2,119	(1,799)
Inventories	(1,427)	(2,126)
Prepaid expenses and other current assets	(6)	(388)
Accounts payable	1,723	1,630
Accrued expenses	1,658	4,012
Deferred revenue	589	(2,190)
Net cash used in operating activities	(40)	(1,268)
Cash flows from investing activities:
Purchases of property and equipment	(12)	(63)
Net cash used in investing activities	(12)	(63)
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and common stock purchase warrants	-	34
Principal repayments of long-term debt and capital lease obligations	(4)	(10)
Net borrowings on line of credit	-	200
Net cash provided by financing activities	(4)	224
Effect of exchange rate changes on cash and cash equivalents	-	10
Net change in cash and cash equivalents	(56)	(1,097)
Cash and cash equivalents at beginning of period	1,338	1,985
Cash and cash equivalents at end of period	$ 1,282	$ 888
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 44	$ 3
Non-cash Financing Activity:
Conversions of senior secured convertible promissory note to Series H Convertible Preferred Stock	$ 7,000	$ -
Senior secured convertible promissory note issued to DMRJ Group, LLC - beneficial conversion feature	$ 9,217	$ -
Warrant issued to DMRJ Group, LLC	$ 12,664	$ -
Conversions of senior secured convertible note interest to common shares	$ -	$ 45
Common stock issued to consultants	$ 248	$ 83

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

Sale of Explosives Detector Assets and Bankruptcy Filing

On October 10, 2016, we and our subsidiaries entered into an asset purchase agreement to sell the explosives trace detection assets to L-3 Communications Corporation for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment.  The asset purchase agreement constitutes a “stalking horse bid” in a sale process being conducted under Section 363 of the U.S. Bankruptcy Code.  As the Stalking horse bidder, L-3 will be entitled to a break-up fee and expense reimbursement if it does not prevail as the successful bidder at any subsequent Bankruptcy Court auction.  L-3’s role as the stalking horse bidder upon Bankruptcy Court Appeal, and the sale itself, are subject to approval by the Bankruptcy Court.  In connection with the sale, on October 10, 2016, Implant Sciences Corporation and its subsidiaries IMX Acquisition Corp., C Acquisition Corp. and Accurel Systems International Corp. (together with the Company, the “Debtors”) filed voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  We will continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  On the petition date, we filed several motions with the bankruptcy court, including a motion to have the Chapter 11 cases jointly administered.

On December 16, 2016, the Bankruptcy Court issued an order authorizing the sale of substantially all of our assets free and clear of liens, claims, encumbrances and other interests; authorized and approved our performance under the asset purchase agreement entered into with L-3; approved the assumption and assignment of certain of our contracts and unexpired leases.  In conjunction with this order, on December 16, 2016, we amended the asset purchase agreement with L-3 whereby both parties agreed that the closing date will be January 5, 2017.

In connection with the Chapter 11 filings, we filed a motion seeking the approval of the bankruptcy court for a superpriority senior secured loan of $5.7 million (the “DIP Loan”) between the Company and DIP SPV I, L.P., as the debtor-in-possession lender ( the “DIP Lender”) pursuant to a senior secured superpriority debtor-in-possession loan and security agreement entered into by the Debtors and the DIP Lender on October 10, 2016.  The DIP loan would bear interest at 12% and included a one-time closing fee of $199,500 on the closing date of the DIP Loan and an exit fee equal to $427,500, less any interest, other that default interest (which is at a rate of 24%), paid to the DIP Lender as of the termination date of the DIP Loan. The DIP Loan is payable in full upon the consummation of the sale under the asset purchase agreement with L-3 Communications Corporation or a sale to any other winning bidder in the Bankruptcy Court auction.  On October 13, 2016, we borrowed $1,500,000 under the DIP Loan.

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

 On November 7, 2016, we terminated the Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of October 10, 2016 (as amended on November 3, 2016, the “Original DIP Agreement”), with the original lender, DIP SPV I, L.P. (the “Original DIP Lender”).  In connection with such termination, the Company paid $1,610,769 to the Original DIP Lender and its advisors to satisfy outstanding obligations under the Original DIP Agreement, including $74,354 for expense reimbursement for the Original DIP Lender’s advisors.

On November 7, 2016 (the “Effective Date”), we entered into a replacement Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “New DIP Agreement”) with Tannor Partners Credit Fund, LP, the New DIP Lender, which DIP Agreement was approved by the Bankruptcy Court on an interim basis pursuant to an order dated as of the Effective Date for the initial loan amount of $5,700,000.  Under the New DIP Agreement, subject to the terms and conditions thereof, the New DIP Lender agreed to lend up to a total of $8.0 million to the Borrowers, with the initial installment of $5,700,000 payable upon the Bankruptcy Court entering the interim order for the New DIP Agreement and the remaining $2,300,000 payable upon the Bankruptcy Court

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entering the final order for the New DIP Agreement.  On November 8, 2016, we borrowed $5,700,000 under the New DIP Agreement and borrowed an additional $2,300,000 on November 30, 2016.  As of December 9, 2016, our obligations under the New DIP Agreement for principal and for accrued interest were $8,000,000 and $25,600, respectively. The New DIP Agreement is substantially identical to the Original DIP Agreement, except for the amounts of the closing fee and the exit fee.

The loans under the New DIP Agreement will accrue interest of 12% per annum, and shall be subject to a default interest rate of 12% above the applicable non-default rate (i.e., an aggregate of 24% per annum) at any time when there is an event of default under the New DIP Agreement.  We have agreed in the New DIP Agreement to pay fees to the New DIP Lender in an aggregate amount of 5.75% of the maximum loan amount, regardless of how long the New DIP Loan was outstanding consisting of a closing fee of $35,000 at the time the initial loan is made and an exit fee upon the termination of the New DIP Agreement of $425,000, minus any interest, other than default interest, paid to the New DIP Lender.   We are also required to reimburse the New DIP Lender for its fees and expenses in connection with the New DIP Agreement and the loans thereunder.  Interest on the loans and the expense reimbursement are payable monthly in arrears.

The loans under the New DIP Agreement have super-priority security status and are ahead of our other secured obligations owed to the investors under the Note Purchase Agreement, dated March 19, 2014, as amended, between the us, the investors named therein and BAM Administrative Services LLC, as administrative agent for the investors thereunder, and holders of the notes under each of the Credit Agreements, dated as of September 4, 2009, as amended, with DMRJ Group LLC and the Note and Warrant Purchase Agreement dated as of December 10, 2008, as amended, with DMRJ Group LLC, and Montsant Partners LLC, as partial assignee thereof.

The loans under the New DIP Agreement and all other obligations are due and payable (i) upon the occurrence of an event of default that is not cured within the applicable cure periods and for which the New DIP Lender has given notice to accelerate our obligations under the New DIP Agreement, (ii) the entry of an order converting the Chapter 11 Case to a case under chapter 7 of the Bankruptcy Code, (iii) the entry of an order in the Chapter 11 Case appointing a chapter 11 trustee or examiner, (iv) if the interim order for the New DIP Agreement is modified at the final hearing for the New DIP Agreement in a manner unacceptable to the New DIP Lender, (v) the effective date of a chapter 11 plan in the Chapter 11 Case, (vi) the approval by the Bankruptcy Court of an alternative financing transaction transferring the collateral other than the sale of the our assets to L-3 Communications Corporation (“Buyer”) under the asset purchase agreement, dated as of October 10, 2016 (as amended, the “Purchase Agreement”), by and among the Company and L-3 Communications Corporation or to another winning bidder in the Bankruptcy auction process (the “Sale”), (vii) the date of the closing of the Sale and (viii) the first business day after the 6 month anniversary of the New DIP Agreement.  The loans can be prepaid at any time and mandatory prepayments are required upon the disposition of assets outside of the ordinary course, the receipt of extraordinary receipts or the incurrence of any additional indebtedness.

We believe that the proceeds from the sale of our explosives detection assets to L-3 and the assumption by L-3 of certain liabilities will be sufficient to pay the New DIP Loan, related expenses and $425,000 exit fee; all secured and unsecured creditor claims; financial advisor and legal expenses associated with the sale; payment due under our Change of Control Plan; and, legal fees and other expenses associated with the bankruptcy filing. The Board of Directors is exploring opportunities to provide optionality to our shareholders following the anticipated successful completion of the ETD asset sale to L-3. We believe the economics of the sale will ensure that creditors and shareholders will receive economic benefit. We intend to provide alternatives as part of the plan to emerge from voluntary Chapter 11 bankruptcy that would recognize the value of a publicly listed shell. These alternatives may include the merger of an operating entity into the shell or a liquidation of the company, which determination is subject to approval by our shareholders.. A plan of reorganization must be filed with the court on February 7, 2017.

Liquidity, Going Concern and Management’s Plans

On December 10, 2008, we entered into a note and warrant purchase agreement with DMRJ Group LLC (“DMRJ”) pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  We have entered into a series of amendments, waivers and modifications with DMRJ.  On July 20, 2016, we amended our credit agreements with DMRJ pursuant to which, amongst other matters, we extended the maturity date of all of our indebtedness to DMRJ to October 31, 2016.

On May 4, 2015, we entered into an assignment agreement with DMRJ and Montsant Partners, LLC (“Montsant”), wherein DMRJ assigned its rights, title and interest in the senior secured promissory note dated December 10, 2008 and appointed DMRJ as its collateral agent under the promissory note agreement. On July 20,

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2016, we amended our credit agreement with Montsant, extending the maturity date of our indebtedness to October 31, 2016.

DMRJ and Montsant are funds managed by Platinum Partners Value Arbitrage Fund LP.

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under revolving promissory note (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note (see Note 12 to the condensed consolidated financial statements). We have entered into several amendments, waivers and modifications with BAM. The notes bear interest at 16% per annum.

The maturity of our indebtedness to BAM was automatically extended to October 30, 2016 as a result of the extension of the maturity date of our indebtedness to DMRJ and Montsant.

The payment of our indebtedness to DMRJ, Montsant and BAM are stayed pending the conclusion of the bankruptcy proceedings.

The New DIP loans and all other obligations are due and payable (i) upon the occurrence of an event of default that is not cured within the applicable cure periods and for which the New DIP Lender has given notice to accelerate our obligations under the New DIP Agreement, (ii) the entry of an order converting the Chapter 11 Case to a case under Chapter 7 of the Bankruptcy Code, (iii) the entry of an order in the Chapter 11 Case appointing a chapter 11 trustee or examiner, (iv) if the interim order for the New DIP Agreement is modified at the final hearing for the New DIP Agreement in a manner unacceptable to the New DIP Lender, (v) the effective date of a chapter 11 plan in the Chapter 11 Case, (vi) the approval by the Bankruptcy Court of an alternative financing transaction transferring the collateral other than the sale of our assets to L-3 Communications Corporation (“Buyer”) under the asset purchase agreement, dated as of October 10, 2016.

Despite our projected sales, expense and cash flow projections to fund our operations and continue the development, commercialization and marketing of our products will require that we maintain our credit facilities with Tannor Partners Credit Fund, LP, DMRJ, BAM and Montsant. There can be no assurance that we will achieve the covenant test under our New DIP Loan, which would be deemed an event of default. Upon the occurrence of an event of default that is not cured within the applicable cure periods and for which the New DIP Lender can give notice to accelerate our obligations under the New DIP Agreement or that DMRJ is willing or is able to continue to make advances under our revolving line of credit. Our failure to achieve our projections and/or obtain sufficient additional capital on acceptable terms would have a material adverse effect on our liquidity and operations and could require us to convert our voluntary filing under bankruptcy laws from Chapter 11 to Chapter 7. Furthermore, we are incurring and will incur increased legal and financial adviser cost associated with the activities of the Official Committee of Equity Holders appointed by the U.S. Trustee and increased legal and administrative cost associated with the bankruptcy proceedings following the anticipated successful completion of the ETD asset sale to L-3. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

In addition, while we strive to bring new products to market, we are subject to a number of risks similar to the risks faced by other technology-based companies, including risks related to: (a) our dependence on key individuals and collaborative research partners; (b) competition from substitute products and larger companies; (c) our ability to develop and market commercially usable products and obtain regulatory approval for our products under development; and (d) our ability to obtain substantial additional financing necessary to adequately fund the development, commercialization and marketing of our products.  For the three months ended September 30, 2016, we reported a net loss of $27,184,000 and used $40,000 in cash from operations.

As of September 30, 2016, the Company had an accumulated deficit of approximately $227,403,000 and a working capital deficit of $97,097,000.  Management continually evaluates its operating expenses and its cash flow from operations.

As of September 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of September 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $7,282,000 and is included in current liabilities in the condensed consolidated financial statements.

As of September 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of September 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated was $203,000.

As of September 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2016, our obligation under such notes for accrued interest amounted to approximately $3,200,000 and is included in current liabilities in the condensed consolidated financial statements.

As of December 9, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of December 9, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $8,687,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of December 9, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of December 9, 2016, our obligation to Montsant for accrued interest under this instrument approximated $328,000.

As of December 9, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 9, 2016, our obligation under such notes for accrued interest amounted to approximately $3,802,000.

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

Pursuant to the terms of the Purchase Agreement, we will receive from RCA, within two business days of the submission of the applicable invoice, an initial payment equal to 90% of the face value of an Eligible Receivable purchased by RCA.  Following payment of such Eligible Receivable to RCA by the relevant customer, RCA shall pay the Company the residual 10% of such receivable, less transaction fees payable to RCA by the Company pursuant to the Purchase Agreement.

We have paid, or will pay, as applicable, the following fees, as applicable, to RCA pursuant to the Purchase Agreement: (i) an initial enrollment fee equal to $5,000.00; (ii) a discount factor equal to 0.35%, for U.S. government contracts (or 0.53% for U.S. government subcontracts), of the amounts of purchased receivables; (iii) a program access fee equal to 0.017% of the daily ending account balance for each day that receivables are outstanding; (iv) a commitment fee equal to 1% of Maximum Amount minus the amount of purchased receivables; and (v) expenses relating to the negotiation of the Purchase Agreement, which amount is not expected to exceed $1,000.  As of September 30, 2016, RCA has purchased $16,913,000 of our receivables pursuant to the Purchase Agreement.

The Purchase Agreement terminated on October 10, 2016, as a consequence of our filing of voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court. As of that date, we are no longer able to sell eligible accounts receivable to RCA and we have collected all amounts owed under the Purchase Agreement from RCA.

These conditions raise substantial doubt as to our ability to continue as a going concern.

Our ability to comply with our debt covenants in the depends on our ability to  to control expenses and may require that we seek additional capital through private financing sources.  The payment of our secured obligations with DMRJ and Montsant will be stayed until such time that the Official Committee of Equity Holders has concluded their activities to assert certain estate claims and causes of action and challenge the validity, enforceability, and perfection of certain prepetition secured claims, which challenge period was extended by the bankruptcy court up to and including January 23, 2017. Interest on our debt obligations with DMRJ and Montsant

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

will continue to accrue until such time that the obligations are paid by us. There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of our credit agreements with DMRJ, Montsant and BAM, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance. The occurrence of an event of default under certain provisions of our New DIP Loan would require us to pay default interest equal to 24% per annum on the outstanding principal loan balance. The failure to cure an event of default or negotiate further extensions of our obligations to our secured lenders would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under Chapter 7 of the U.S. bankruptcy laws.

Based on projected cash flows, and the cash available from under the New DIP Loan, management believes there are plans in place to sustain operations during the bankruptcy process, provided that our credit facilities are maintained. These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product and the prudent management of our resources.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which matured between October 30, 2016 and October 31, 2016. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans or that we would receive permission from the New DIP Lender, BAM, DMRJ, Montsant or the bankruptcy court to obtain additional capital.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, government grants and awards and through our lending institutions.

On August 24, 2016, a Cayman Islands court appointed an insolvency specialist, RHSW Caribbean, to liquidate the assets of Platinum Partners Value Arbitrage Fund LP (“Platinum”).  On October 18, 2016, RHSW Caribbean filed a Chapter 15 bankruptcy petition with the United States Bankruptcy Court for the District of Southern New York, which seeks to protect Platinum's U.S. assets from its creditors while an insolvency proceeding is underway in the Cayman Islands. Our ability to obtain additional funds under our credit agreements with DMRJ is unlikely given the pending liquidation of the funds and the Chapter 15 bankruptcy petition.

However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which matured between October 30, 2016 and October 31, 2016.

The payment of our indebtedness to DMRJ and Montsant are stayed pending the conclusion of the bankruptcy proceedings.

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

On October 16, 2014, the U.S. Department of Homeland Security (“DHS”) selected our proposal to develop next generation explosives trace detection screening systems for funding. We entered into a cost-plus fixed-fee contract with the DHS on August 24, 2016. The contract consists of a definitive task and an optional task, each valued at approximately $1.1 million. The total performance period will be twenty-four months, provided the optional task is exercised. The project commenced in the first quarter of fiscal 2017.

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

Security product sales tend to have a long sales cycle, and are often subject to export controls.  In an effort to identify new opportunities and stimulate sales, we have hired additional sales personnel during fiscal 2013 that have specific industry experience and have retained new distributors. However, there can be no assurance that these efforts will increase revenues.

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

Accounting Principles

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented. The results of operations and cash flows for the three months ended may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The balance sheet at June 30, 2016 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The information contained in this Form 10-Q should be read in conjunction with our audited financial statements, included in our Form 10-K, as of and for the year ended June 30, 2016.

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

Significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in Item 7 of our Form 10-K for the fiscal year ended June 30, 2016.

Foreign Currency Translation

The assets and liabilities of our Shanghai representative office were translated into U.S. dollars at current exchange rates as of the balance sheet date, expenses were translated at average monthly exchange rates. Net

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. On October 10, 2016, we and our subsidiaries entered into an asset purchase agreement to sell the explosives trace detection assets to L-3 Communications Corporation for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment. We concluded that it was appropriate to classify the assets used in our explosives detection business as held for sale.  as all of the criteria established under ASC 205 were met.  Corresponding reclassifications have also been made to the balance sheet at June 30, 2016. These changes in classification had no effect on the previously reported condensed consolidated statement of operations for any period and did not materially affect previously reported cash flows in the condensed consolidated statement of cash flows.

Discontinued Operations and Assets Classified as Held for Sale

Accounting Standards Codification (Topic 205) Presentation of Financial Statements – Reporting Discontinued Operations (“ASC 205”), establishes the criteria for a component of an entity classification as held for sale and reporting an entities financial statements as a discontinued operation. Under ASC 205, a component or group of components, or a business should be classified as held for sale in period in which all of the criteria are met.

•

Management, having the authority to approve the action, commits to a plan to sell the entity to be sold.

•

The entity to be sold is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such entities to be sold.

•

An active program to locate a buyer or buyers and other actions required to complete the plan to sell the entity to be sold have been initiated.

•

The sale of the entity to be sold is probable (the future event or events are likely to occur), and transfer of the entity to be sold is expected to qualify for recognition as a completed sale, within one year, unless events or circumstances beyond an entity’s control extend the period required to complete the sale as discussed below.

•

The entity to be sold is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

•

Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). Under ASU 2014-08, a disposal of a component of an entity, a component or group of components shall be reported in discontinued operation if the if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results, as determined when the component or group of components; meets the criteria to be classified as held for sale; is disposed of by sale; or, is disposed of other than by sale.

The sale of our explosive detection assets does not represent a strategic shift in our operations but will have a significant effect on our operations and financial results, given that we are disposing of essentially all of the assets used  in our sole business or product line.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following balance sheet provides the major classes of our explosives detection business’ held for sale assets and liabilities and is reconciled to our condensed consolidated balance sheet as of September 30, 2016 and June 30, 2016.

Implant Sciences Corporation
Condensed Consolidated Balance Sheet
As of September 30, 2016
(in thousands)

	Held for Sale	Continuing	Total
ASSETS
Current assets:
Cash and cash equivalents	$ 1,282	$ -	$ 1,282
Restricted cash and investments	367	-	367
Accounts receivable-trade, net	4,993	-	4,993
Inventories, net	6,108	-	6,108
Prepaid expenses and other current assets	237	233	470
Total current assets	12,987	233	13,220
Property and equipment, net	843	-	843
Other non-current assets	98	-	98
Total assets	$ 13,928	$ 233	$ 14,161
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$ -	$ 20,000	$ 20,000
Senior secured convertible promissory note – Montsant Partners	-	5,284	5,284
Senior secured promissory note – DMRJ	-	1,000	1,000
Second senior secured convertible promissory note – DMRJ	-	11,970	11,970
Third senior secured convertible promissory note - DMRJ	-	17,523	17,523
Line of credit - DMRJ	-	17,662	17,662
Current maturities of obligations under capital lease	17	-	17
Warrant derivative liability	-	12,664	12,664
Accrued expenses	4,974	11,986	16,960
Accounts payable	4,705	1,673	6,378
Deferred revenue	859	-	859
Total current liabilities	10,555	99,762	110,317
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	32	-	32
Deferred revenue, net of current	615	-	615
Total long-term liabilities	647	-	647
Total liabilities	11,202	99,762	110,964
Commitments and contingencies
Stockholders' deficit:
Common stock;	-	80	80
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock	-	-	-
Series H Convertible Preferred Stock	-	7,000	7,000
Series I Convertible Preferred Stock	-	-	-
Series J Convertible Preferred Stock	-	-	-
Additional paid-in capital	-	123,775	123,775
Accumulated deficit	-	(227,403)	(227,403)
Deferred compensation	-	(204)	(204)
Other comprehensive income	-	22	22
Treasury stock, at cost	-	(73)	(73)
Total stockholders' deficit	-	(96,803)	(96,803)
Total liabilities and stockholders' deficit	$ 11,202	$ 2,959	$ 14,161

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Implant Sciences Corporation
Condensed Consolidated Balance Sheet
As of June 30, 2016
(in thousands)

	Held for Sale	Continuing	Total
ASSETS
Current assets:
Cash and cash equivalents	$ 1,338	$ -	$ 1,338
Restricted cash and investments	367	-	367
Accounts receivable-trade, net	7,123	-	7,123
Inventories, net	4,681	-	4,681
Prepaid expenses and other current assets	229	235	464
Total current assets	13,738	235	13,973
Property and equipment, net	874	-	874
Other non-current assets	98	-	98
Total assets	$ 14,710	$ 235	$ 14,945
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$ -	$ 20,000	$ 20,000
Senior secured convertible promissory note – Montsant Partners	-	5,284	5,284
Senior secured promissory note – DMRJ	-	1,000	1,000
Second senior secured convertible promissory note – DMRJ	-	18,970	18,970
Third senior secured convertible promissory note - DMRJ	-	17,523	17,523
Line of credit - DMRJ	-	17,662	17,662
Current maturities of obligations under capital lease	18	-	18
Warrant derivative liability	-	-	-
Accrued expenses	5,729	9,452	15,181
Accounts payable	3,143	1,512	4,655
Deferred revenue	406	-	406
Total current liabilities	9,296	91,403	100,699
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	35	-	35
Deferred revenue, net of current	479	-	479
Total long-term liabilities	514	-	514
Total liabilities	9,810	91,403	101,213
Commitments and contingencies
Stockholders' deficit:
Common stock;	-	79	79
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock	-	-	-
Series H Convertible Preferred Stock	-	-	-
Series I Convertible Preferred Stock	-	-	-
Series J Convertible Preferred Stock	-	-	-
Additional paid-in capital	-	114,255	114,255
Accumulated deficit	-	(200,084)	(200,084)
Deferred compensation	-	(467)	(467)
Other comprehensive income	-	22	22
Treasury stock, at cost	-	(73)	(73)
Total stockholders' deficit	-	(86,268)	(86,268)
Total liabilities and stockholders' deficit	$ 9,810	$ 5,135	$ 14,945

Warrant Derivative Liability

Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in common stock, including common stock warrants to be designated as an equity instrument, asset or liability. On July 20, 2016, we issued a warrant to purchase 50,657,894 shares of our common stock to DMRJ LLC. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period.

The fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense / income recognized for changes in the valuation of the warrant liability.

Beneficial Note Conversion Feature - DMRJ

Accounting Standards Codification (“ASC”) 470-20 “Debt,” addresses the accounting for financial instruments which have a beneficial conversion feature. In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the debt converts into.

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

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide specific guidance on share-based payment awards that provide for achievement of a specific performance target that could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. Earlier adoption is permitted. ASU 2014-12 may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this guidance should be recognized in the financial statements as an adjustment to the opening retained earnings balance at that date. The adoption of ASU 2014-12 did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

issued. This guidance is effective for annual periods ending after December 15, 2016, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. The adoption of ASU 2014-15 did not have a material impact on our consolidated financial statements.

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

Our financial instruments at September 30, 2016 and June 30, 2016 include cash equivalents, restricted cash, accounts receivable accounts payable, derivative instruments, borrowings under our senior secured convertible promissory note, senior secured promissory note and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivable and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 12 to the condensed consolidated financial statements, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the non-recurring fair value measurements of assets and liabilities as of September 30, 2016:

		Fair Value Measurements as of September 30, 2016
(In thousands)	Carrying Value at September 30, 2016	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificate of deposit	$ 312	$ 312	$ -	$ -
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	5,284	-	-	5,284
Senior secured promissory note – DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	11,970	-	-	11,970
Third senior secured convertible promissory note – DMRJ	17,523	-	-	17,523
Line of credit - DMRJ	17,662	-	-	17,662

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2016:

		Fair Value Measurements as of June 30, 2016
(In thousands)	Carrying Value at June 30, 2016	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificate of deposit	$ 312	$ 312	$ -	$ -
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	5,284	-	-	5,284
Senior secured promissory note – DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	18,970	-	-	18,970
Third senior secured convertible promissory note – DMRJ	17,523	-	-	17,523
Line of credit - DMRJ	17,662	-	-	17,662

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that are measured at fair value for each reporting period:

	Warrant Derivative Liability
(In thousands)	For the Three Months Ended September 30,
	2016	2015
Balance at beginning of period	$ -	$ -
Fair value on date of issuance	15,703	-
Net change in fair value of financial instrument	(3,039)	-
Balance at end of period	$ 12,664	$ -

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

Restricted Cash and Investments

As of September 30, 2016 and June 30, 2016, we had restricted cash and investments, with maturities of less than one year, of $367,000 and $367,000, respectively. Restricted cash and investments consisted of the following:

(In thousands)	September 30, 2016	June 30, 2016
Current assets
Certificates of deposit	$ 312	$ 312
Cash maintained to secure corporate credit card	55	55
Total	$ 367	$ 367

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

5.

Stock Based Compensation

For the three months ended September 30, 2016 and 2015, our consolidated statements of operations and comprehensive loss include $290,000 and $342,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards, as follows:

	For the Three Months Ended September 30,
(In thousands)	2016	2015
Cost of revenues	$ 25	$ 30
Research and development	22	84
Selling, general and administrative	243	228
Total	$ 290	$ 342

As of September 30, 2016, the total amount of unrecognized stock-based compensation expense was approximately $795,000, which will be recognized over a weighted average period of 1.6 years.

As of September 30, 2016, there were options outstanding to purchase 20,488,984 shares of our common stock at exercise prices ranging from $0.08 to $2.30.

6.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2016	June 30, 2016
Inventory deposit	$ 110	$ 109
Insurance	224	128
Bank fees	8	12
Other prepaid expenses	128	215
Total	$ 470	$ 464

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.

Inventories, net

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

(In thousands)	September 30, 2016	June 30, 2016
Raw materials	$ 3,640	$ 3,067
Work in progress	1,234	976
Finished goods	1,234	638
Total	$ 6,108	$ 4,681

As of September 30, 2016 and June 30, 2016, our reserves for excess and slow-moving inventories were $175,000 and $171,000, respectively.

8.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	September 30, 2016	June 30, 2016
Machinery and equipment	$ 529	$ 529
Computers and software	510	507
Furniture and fixtures	97	96
Leasehold improvements	178	178
Equipment under capital lease	94	94
Construction in progress	342	342
	1,750	1,746
Less: accumulated depreciation and amortization	907	872
Total	$ 843	$ 874

For the three months ended September 30, 2016 and 2015, depreciation expense was approximately $43,000 and $54,000, respectively.

9.

Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	September 30, 2016	June 30, 2016
Current liabilities
Accrued interest	$ 10,685	$ 7,703
Accrued compensation and benefits	2,231	3,347
Accrued warranty costs	2,473	2,282
Accrued legal and accounting	268	533
Accrued taxes	218	106
Accrued dividends	135	-
Other accrued liabilities	950	1,210
Total	$ 16,960	$ 15,181

On January 16, 2015, Glenn D. Bolduc, resigned his positions as Chief Executive Officer and President of the Company), as well as his seat on the Company’s Board of Directors and his position as Chairman of the Board. In connection with and prior to Mr. Bolduc’s resignations, Mr. Bolduc entered into a Separation Agreement and Release (the “Separation Agreement”) with the Company.  The Separation Agreement provides that Mr. Bolduc’s resignation will be deemed an involuntary termination without cause pursuant to his Amended and Restated Employment Agreement dated as of June 25, 2013.  In this regard, and subject to the terms contained in the Employment Agreement, Mr. Bolduc is entitled to receive: (i) annual base salary for 18 months on a regular payroll basis; (ii) a pro rata portion of any bonus earned in 2015; (iii) continuation of coverage under and contributions to

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

health care, dental and life insurance benefits for a 12 month period; and (iv) transfer of any key man life insurance.  In connection with Mr. Bolduc’s resignation, we recorded a non-recurring charge of $725,000 in our consolidated statements of operations and comprehensive loss for the year ended June 30, 2015.  As of September 30, 2016 and June 30, 2016, $0 and $55,000, respectively, of separation benefits are included in accrued expenses in our condensed consolidated financial statements.

10.

Deferred Revenues – Current and Long-Term

Deferred revenues are recorded when we receive payments for product or services for which we have not yet completed our obligation to deliver product or have not completed services required by the contractual agreements.

As of September 30, 2016 and June 30, 2016, we had customer advance payment and extended warranty service agreements with maturities of less than one year, of $859,000 and $406,000, respectively, and extended warranty service agreements, with maturities of more than one year, of $615,000 and $479,000, respectively. Deferred revenues consisted of the following:

(In thousands)	September 30, 2016	June 30, 2016
Current liabilities
Customer advance payments	$ 264	$ 42
Extended warranty service agreements	595	364
Total	$ 859	$ 406

Long-term liabilities
Extended warranty service agreements	$ 615	$ 479
Total	$ 615	$ 479

11.

Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of September 30, 2016 and 2015, potentially dilutive shares are excluded from the earnings per share calculation, because their effect would be antidilutive. Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended September 30,
(In thousands, except share and per share amounts)	2016	2015
Basic and diluted loss per share
Numerator
Net loss	$ (27,184)	$ (911)
Denominator
Weighted average shares	79,658,953	76,206,953
Basic and diluted loss per share	$ (0.34)	$ (0.01)

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents excluded from the diluted earnings per share calculation for the three months ended September 30, 2016 and 2015, were as follows:

	For the Three Months Ended September 30,
(In thousands, except share and per share amounts)	2016	2015
Common stock equivalents excluded:
Stock options	442,686	789,993
Warrants	15,577,160	56,538
Convertible debt	78,088,367	39,800,000
Convertible preferred stock	18,071,174	-
	112,179,387	40,646,531

12.

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

DMRJ and Montsant Partners, LLC are funds managed by Platinum Partners Value Arbitrage Fund LP.

The note purchase agreement with Montsant contains restrictions and financial covenants including: (i) restrictions against declaring or paying dividends or making any distributions; against creating, assuming or incurring any liens; against creating, assuming or incurring any indebtedness; against merging or consolidating with any other company, against the sale, assignment, transfer or lease of our assets, other than in the ordinary course of business; against making investments in any company, extending credit or loans, or purchasing stock or other ownership interest of any company; and (ii) covenants that  we maintain a minimum cash balance of at least $500,000; that the weighted average age of all accounts payable be no more than 100 days past due; and that we maintain a current ratio, defined as current assets divided by current liabilities, of no less than 0.60 to 1.00. Montsant waived our compliance with certain financial covenants in our promissory notes through the maturity date, consistent with the financial covenants which have been waived in each of our promissory notes and all related credit agreements with DMRJ.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•

the conversion provisions of the March 2009 Note were fixed to remove the limitations on the conversion to only upon prepayment of the note or during the 30-day period ending March 31, 2014;

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

However, despite the best efforts of the Company, DMRJ and the Assignee, certain post-closing effectiveness conditions to the April 6, 2016 amendment with respect to the delivery of an opinion of counsel and payment of the fees and expenses of DMRJ and the Assignee were not satisfied, and the April 6, 2016 amendment was, therefore, never deemed effective, resulting in our being in default of our obligations to DMRJ and the Montsant since March 31, 2016.

On July 20, 2016, we further amended each of our credit instruments with DMRJ and Montsant, effective as of June 30, 2016, pursuant to which:

•

the maturity of all of our indebtedness to DMRJ under (i) the amended and restated senior secured convertible promissory note, dated March 12, 2009 (as amended, the “March 2009 Note”), (ii) the senior secured promissory note dated July 1, 2009 (as amended, the “July 2009 Note”), (iii) the credit agreement dated September 4, 2009 (as amended, the “September 2009 Credit Agreement”), (iv) the senior secured convertible promissory note, dated September 5, 2012 (as amended, the “September 2012 Note”), and (v) the senior secured convertible promissory note, dated February 28, 2013 (as amended, the “February 2013 Note”) were each extended to October 31, 2016;

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

“blocker” provisions in lieu and in replacement of the similar provision that was added in the Articles of Amendment to the Restated Articles of Organization that was filed on July 18, 2016;

•

in connection with the Zapata Acquisition, we agreed, subject to the approval of our stockholders, to (i) re-domesticate from Massachusetts to Delaware and (ii) amend our Articles of Organization to increase its authorized share capital to 650,000,000 shares of Common Stock;

•

we agreed to issue to DMRJ a warrant to purchase 50,657,894 shares of our common stock (see Note 16 to the condensed consolidated financial statements); and

•

DMRJ and Montsant waived any defaults from the failure of the effectiveness of the March 31, 2016 amendment.

As of September 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of September 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $7,282,000 and is included in current liabilities in the condensed consolidated financial statements.

As of September 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of September 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated was $203,000.

As of December 9, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of December 9, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $8,687,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of December 9, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of December 9, 2016, our obligation to Montsant for accrued interest under this instrument approximated $328,000.

The payment of our indebtedness to DMRJ and Montsant are stayed pending the conclusion of the bankruptcy proceedings.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2016, our obligation under such notes for accrued interest amounted to approximately $3,200,000 and is included in current liabilities in the consolidated financial statements.

As of December 9, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 9, 2016, our obligation under such notes for accrued interest amounted to approximately $3,802,000.

The payment of our indebtedness to BAM is stayed pending the conclusion of the bankruptcy proceedings.

13.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 18, 2016, in anticipation of the Purchase Agreement Amendment, the Company adopted and filed Articles of Amendment to the Restated Articles of Organization of the Company (the “July 18 Preferred Stock Articles of Amendment”), pursuant to which the initial conversion price of the Series H Preferred Stock was reduced from $1,090 per share to $190 per share; and the “blocker” provisions of the Amended Series H Preferred Stock Series limiting the number of shares of the Common Stock to be issued upon the conversion of the applicable Amended Preferred Stock Series, when aggregated with the all other shares of Common Stock beneficially owned by the holder of such Amended Preferred Stock Series at that time, to 4.99% of the then issued and outstanding shares of the Common Stock outstanding at such time, which the Company purported to delete in the Articles of Amendment filed in connection with the Fourteenth Amendment, were reinserted.

Between August 11, 2016 and August 23, 2016, DMRJ converted $7,000,000 of principal into 7,000 Series H Convertible Preferred Stock shares, of which DMRJ assigned 4,401.54 shares of Series H Convertible Preferred Stock to Platinum Partners Value Arbitrage Fund LP and distributed 1,467.18 shares to ED&F Man Capital Markets Limited and 1,131.28 shares to Prime Capital (Bermuda) Limited.

As of September 30, 2016, 7,000 shares of Series H Convertible Preferred Stock were issued and outstanding.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Each share of Series J Preferred Stock will be convertible, at the option of the holder, into that number of shares of Common Stock as is determined by dividing the Series J Original Issue Price by the Series J Conversion Price (as defined below) in effect at the time of conversion. The “Series J Conversion Price” will initially be equal to $0.08, and is subject to adjustment in the event that (a) the Company issues additional shares of Common Stock as a dividend or other distribution on outstanding shares of Common Stock, (b) there is a split or subdivision of outstanding shares of Common Stock, or (c) there is a combination or reverse stock split of outstanding shares of Common Stock into a smaller number of shares of Common Stock. Assuming no adjustments to the Series J Original Issue Price or the Series J Conversion Price, the March 2009 Note will be convertible indirectly, at DMRJ’s option, into shares of Common Stock at an effective conversion price of $.08 per share. Prior to the execution of the

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amendment, the March 2009 Note was convertible directly into shares of Common Stock at a conversion price of $0.08 per share. Accordingly, we do not believe this change to be material.

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

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2016, there were no shares of Series I Preferred Stock or Series J Preferred Stock outstanding.

14.

Derivative Liabilities

Beneficial Note Conversion Feature - DMRJ

Accounting Standards Codification (“ASC”) 470-20 “Debt,” addresses the accounting for financial instruments which have a beneficial conversion feature.  On July 20, 2016, we extended the maturity date of our obligations with DMRJ LLC.  As amended, the conversion and anti-dilution provisions of the February 2013 Note held by DMRJ were deleted in their entirety, and the conversion provisions of the September 2012 Note were limited to an aggregate total of $7,000,000 in obligations thereunder. The conversion price for the September 2012 Note was reduced from $1.09 to $0.19 per share for up to $7,000,000 of the obligations thereunder. The market price of our common stock on the date of the note extension was $0.44 per share; therefore a beneficial conversion feature existed.

In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and the fair value of the company’s common stock on that date multiplied by the number of common shares the debt converts into. For the three months ended September 30, 2016 we recorded a non-cash interest charge of $9,217,000 in our condensed consolidated statements of operations.

Between August 11, 2016 and August 23, 2016, DMRJ converted $7,000,000 of principal into 7,000 Series H Convertible Preferred Stock shares, of which DMRJ assigned 4,401.54 shares of Series H Convertible Preferred Stock to Platinum Partners Value Arbitrage Fund LP and assigned 1,467.18 shares to ED&F Man Capital Markets Limited and 1,131.28 shares to Prime Capital (Bermuda) Limited.

Warrant Derivative Liability

Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in common stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. On July 20, 2016, we issued a warrant to purchase 50,657,894 shares of our common stock to DMRJ LLC at an exercise price of no lower than $0.19 per share with a five-year term, first exercisable on October 31, 2016. The specific exercise price shall be the higher of: (i) $0.19 per share; and (ii) in the event that we sell our existing business (which would not include any assets acquired by us) on or prior to October 31, 2016.

The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability – Fair Value Calculation

	July 20, 2016	September 30, 2016
Shares eligible to be purchased	50,657,894	50,657,894
Exercise price	$ 0.19	$ 0.19
Stock price on date of measurement	$ 0.44	$ 0.37
Expected volatility	61.9%	64.8%
Expected dividend yield	0.0%	0.0%
Risk free interest rate	1.17%	1.13%
Expected life (in years)	5.00	4.81
Fair value	$ 15,703,000	$ 12,664,000

The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period.

As of the date of grant, we recorded a warrant derivative liability of $15,703,000 and will accrete the fair value of the warrant derivative liability to non-cash interest expense in our condensed consolidated statements of operations over the least of the warrant vesting period or duration of the new note conversion feature. For the three months ended September 30, 2016, we accreted $15,703,000 to non-cash interest expense in our condensed consolidated statement of operations, given the new note conversion amount was converted to shares of our Series H Convertible Preferred Stock in August 2016 (see Note 13 to our condensed consolidated financial statements).  At September 30, 2016, we recorded a non-cash benefit of $3,039,000 to recognize the change in the fair value of the warrant as of that date. The fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense / income recognized for changes in the valuation of the warrants liability.

15.

Stockholders’ Deficit

Common Shares Authorized

On July 1, 2015, at an Annual Meeting of Stockholders, our stockholders approved an amendment to the Company’s Restated Articles of Organization to increase the number of authorized shares of common stock by 50,000,000 shares to 250,000,000 shares. Articles of Amendment to our Restated Articles of Organization with the Commonwealth of Massachusetts were filed on July 20, 2016 to affect that increase. As a result of the stockholder approval, we are authorized to issue 250,000,000 shares of our common stock.

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Options and Stock Purchase Warrants

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using a binomial or Black-Scholes option pricing model.

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

As of September 30, 2016, there were options outstanding to purchase 20,488,984 shares of our common stock at exercise prices ranging from $0.08 to $2.30.

We issued no shares and 63,000 shares of common stock during the three months ended September 30, 2016 and 2015, respectively, as a result of the exercise of options by employees and consultants.

Stock Purchase Warrants and Stock Issuances

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.

In May 2015 we entered into two advisory and consulting services agreements, which provided for the issuance of an aggregate of 2,200,000 shares of our common stock as payment. In June 2015, we issued 550,000 shares of common and the advisory and services agreements provide for the issuance of the remaining 1,650,000 shares in equal monthly installments of 110,000 shares commencing in September 2015. During the three months ended September 30, 2016, we issued 440,000 shares of common stock having a value of $183,000 to these two advisors for services rendered under the advisory and consulting services agreement and issued 50,000 shares of our common stock to a third advisor having a value of $20,000.

As of September 30, 2016, there were warrants outstanding to purchase 52,832,894, shares of our common stock at exercise prices ranging from $0.19 to $1.22 expiring at various dates between May 1, 2017 and October 20, 2021.

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

As of September 30, 2016, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$ 115,701	$ 1,615	2022 to 2036
State	$ 81,872	$ 1,099	2017 to 2036

We have recorded a full valuation allowance against our net deferred tax assets of $52,892,000 as of September 30, 2016, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

Potential 382 Limitation

Our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service.  Our ability to utilize our net operating loss (“NOL”) and alternative minimum tax (“AMT”) and research and development credit (“R&D”) carryforwards may be substantially limited due to ownership changes that

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended September 30, 2016 and 2015, we provided for no taxes in our consolidated statement of operations as we have significant net loss carryforwards.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

17.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We leased research and office space in San Diego, California and leased 300 square feet of office space in Shanghai, China.   On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  We have exited from our leases in San Diego, CA and Shanghai, China in November 2015. Total rent expense, including assessments for maintenance and real estate taxes for the three months ended September 30, 2016 and 2015, was $182,000 and $219,000, respectively.

License Agreements

We are obligated under one license agreement, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and narcotic applications, which we intend to incorporate into future security product offerings for certain minimum guaranteed annual payments. The license agreement expired on September 30, 2016 and as of September 30, 2016; we have no obligation under this license agreement for future minimum guaranteed payments.

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

20.

Subsequent Events

Sale of Explosives Detector Assets, Bankruptcy Filing and Court Order Authorizing Sale

On October 10, 2016, we and our subsidiaries entered into an asset purchase agreement to sell the explosives trace detection assets to L-3 Communications Corporation for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment.  The asset purchase agreement constitutes a “stalking horse bid” in a sale process being conducted under Section 363 of the U.S. Bankruptcy Code.  As the Stalking horse bidder, L-3 will be entitled to a break-up fee and expense reimbursement if it does not prevail as the successful bidder at any subsequent Bankruptcy Court auction.  L-3’s role as the stalking horse bidder upon Bankruptcy Court Appeal, and the sale itself, are subject to approval by the Bankruptcy Court.  In connection with the sale, on October 10, 2016, Implant Sciences Corporation and its subsidiaries IMX Acquisition Corp., C Acquisition Corp. and Accurel Systems International Corp. (together with the Company, the “Debtors”) filed voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  We will continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  On the petition date, the Debtors filed several motions with the bankruptcy court, including a motion to have the Chapter 11 cases jointly administered.

On December 16, 2016, the Bankruptcy Court issued an order authorizing the sale of substantially all of our assets free and clear of liens, claims, encumbrances and other interests; authorized and approved our performance under the asset purchase agreement entered into with L-3; approved the assumption and assignment of certain of our contracts and unexpired leases.  In conjunction with this order, on December 16, 2016, we amended the asset purchase agreement with L-3 whereby both parties agreed that the closing date will be January 5, 2017.

Debtor-in-Possession Financing

In connection with the Chapter 11 filings, we filed a motion seeking the approval of the bankruptcy court for a superpriority senior secured loan of $5.7 million (the “DIP Loan”) between the Company and DIP SPV I, L.P., as the debtor-in –possession lender ( the “DIP Lender”) pursuant to a senior secured superpriority debtor-in-possession loan and security agreement entered into by the Debtors and the DIP Lender on October 10, 2016.  The DIP loan

IMPLANT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

would bear interest at 12% and shall pay a one-time closing fee of $199,500 on the closing date of the DIP Loan and an exit fee equal to $427,500, less any interest, other that default interest (which is at a rate of 24%), paid to the DIP Lender as of the termination date of the DIP Loan. The DIP Loan is payable in full upon the consummation of the sale under the asset purchase agreement with L-3 Communications Corporation or a sale to any other winning bidder in the Bankruptcy Court auction.  On October 13, 2016, we borrowed $1,500,000 under the DIP Loan.

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

On November 7, 2016, we terminated the Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of October 10, 2016 (as amended on November 3, 2016, the “Original DIP Agreement”), with the original lender, DIP SPV I, L.P. (the “Original DIP Lender”).  In connection with such termination, we paid $1,610,769 to the Original DIP Lender and its advisors to satisfy outstanding obligations under the Original DIP Agreement, including $74,354 for expense reimbursement for the Original DIP Lender’s advisors.

On November 7, 2016 (the “Effective Date”), we entered into a replacement Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “New DIP Agreement”) with Tannor Partners Credit Fund, LP, the New DIP Lender, which DIP Agreement was approved by the Bankruptcy Court on an interim basis pursuant to an order dated as of the Effective Date for the initial loan amount of $5.7 million.  Under the New DIP Agreement, subject to the terms and conditions thereof, the New DIP Lender agreed to lend up to a total of $8.0 million to us, with the initial installment of $5.7 million payable upon the Bankruptcy Court entering the interim order for the New DIP Agreement and the remaining $2.3 million payable upon the Bankruptcy Court entering the final order for the New DIP Agreement.  On November 8, 2016, we borrowed $5,700,000 under the New DIP Agreement and borrowed an additional $2,300,000 on November 30, 2016.

Termination of Zapata Industries SAS Letter of Intent

On November 21, 2016, the Letter of Intent (the “LOI”), dated July 18, 2016, between us and Zapata Industries SAS (“Zapata”) was terminated.

Counsel for Zapata filed a Notice of Appearance and Request for Service of Papers with the U.S Bankruptcy Court, District of Delaware, on December 2, 2016. The Company disputes any payment obligations it may have to Zapata in connection with the LOI or the termination thereof.

New DIP Loan Debt Covenant Non-Compliance

On December 8, 2016, we notified the Tannor Partners Credit Fund that our cash collections for the month ended November 30, 2016 were lower than the amounts contained in the DIP Budget. As such we were not in compliance with the New DIP Loan Covenants, which constitutes an event of default under the New DIP Loan. We expect to submit an order of stipulation with the Bankruptcy Court and have agreed to pay an additional $96,000 of interest in full and final satisfaction of any entitlement of Tannor under the New DIP Loan Agreement through January 5, 2017. This additional interest shall not be credited against the exit fee.

Robert Liscouski Agreement

On October 8, 2016, we entered into an agreement with Mr. Robert Liscouski pursuant to which we agreed to pay a success fee of $300,000 upon the completion of the sale of the ETD business and our purchase of Zapata. In the event that the sale of the ETD business is not completed and the Bankruptcy Court does not permit the payment of the success fee, we agreed to pay Mr. Liscouski $300,000 upon the liquidation of our assets.

We have evaluated subsequent events after the balance sheet date through the date these financial statements were issued.

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

When we say “we,” “us,” “our,” “Company,” or “Implant Sciences,” we mean Implant Sciences Corporation and its subsidiaries.

Please see our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for a complete description of our business.

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

A significant component of our ability to compete in the markets that we serve is the attainment of regulatory approvals.  We have undertaken considerable efforts in the past twelve to eighteen months in this regard and have achieved the following regulatory approvals and customer orders:

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

•

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

•

On July 18, 2016, we entered into a Letter of Intent (the “LOI”) with Zapata Industries SAS (“Zapata”), pursuant to which the we intend to acquire all the issued and outstanding shares of Zapata, or all of Zapata’s business, excluding inventory (with the our having the right to purchase all or a portion of the inventory of Zapata at cost), in exchange for (i) a number of shares of our common stock, par value $0.001 per share, (the “Common Stock”) equal to 60% of the total issued and outstanding shares of Common Stock on a fully-diluted basis (treating any preferred stock on an as converted basis and any warrants on an as exercised basis), (ii) $15,000,000 in cash and (iii) warrants to purchase 50,657,984 shares of Common Stock at an exercise price of $1.50 per share with a four-year term. We terminated the Zapata LOI on November 21, 2016.

•

On September 13, 2016, we received a delivery order from the TSA for 1,353 QS-B220 desktop explosives trace detectors, with options to increase the delivery order quantity to 3,426 QS-B220 systems. The contract value, including options, aggregates to $71.3 million.

•

On October 10, 2016, we and our subsidiaries entered into an asset purchase agreement to sell the explosives trace detection assets to L-3 Communications Corporation for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment. In connection with the sale, on October 10, 2016, Implant Sciences Corporation and its subsidiaries IMX Acquisition Corp., C Acquisition Corp. and Accurel Systems International Corp. (together with the Company, the “Debtors”) filed voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

•

On December 16, 2016, the Bankruptcy Court issued an order authorizing the sale of substantially all of our assets free and clear of liens, claims, encumbrances and other interests; authorized and approved our performance under the asset purchase agreement entered into with L-3; approved the assumption and assignment of certain of our contracts and unexpired leases.  In conjunction with this order, on December 16, 2016, we amended the asset purchase agreement with L-3 whereby both parties agreed that the closing date will be January 5, 2017.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2016. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2016 vs. September 30, 2015

Revenues

	For the Three Months Ended September 30, 2016		For the Three Months Ended September 30, 2015
(In thousands)	Amount	Mix	Amount	Mix	Change
Product
QS-B220	$ 5,776	71.6%	$ 12,491	86.8%	(53.8%)
QS-H150	990	12.3%	687	4.7%	44.1%
Parts and supplies	1,125	14.0%	646	4.5%	174.1%
	7,891	97.9%	13,824	96.0%	(42.9%)
Services	171	2.1%	569	4.0%	(69.9%)
Total	$ 8,062	100.0%	$ 14,393	100.0%	(44.0%)

Revenues for the three months ended September 30, 2016 were $8,062,000 as compared with $14,393,000 for the comparable prior year period, a decrease of $6,331,000, or 44.0%. The decrease in revenue is due primarily to a 46.5% decrease in the number of QS-B220 desktop units sold in the three months ended September 30, 2016, due to decreased shipments to European airports in the current three month period and by a 13.6% decrease in the average unit sales prices, which resulted in a 53.8% decrease in QS-B220 revenues. Sales of our QS-B220 were favorably impacted in the comparable prior period due the European Civil Aviation Conference (“ECAC”) Common Evaluation Process of Security Equipment for airport checkpoint screening of passengers and baggage, which mandated the installation of ETD equipment in larger international airports by no later than September 1, 2015. Factors impacting our average unit sales prices are mainly due to the competitive market conditions in Europe and Asia, increased sales to agencies of the U.S. Government and foreign government agencies, offset partially by a decrease in early payment discounts to certain distributors to hasten collection of our accounts receivable, which discounts amounted to $210,000 in the three months ended September 30, 2015.

Sales of our QS-H150 handheld systems increased 44.1% in the three months ended September 30, 2016, due to a 54.5% increase in the number of QS-H150 handheld units sold in the three months ended September 30, 2016, compared to the prior period, due to increased shipments to Asia and Africa, which is partially offset by a 6.7% decrease in the average unit sales prices.

Sales of parts and supplies increased 174.1% in the three months ended September 30, 2016, due primarily to increased sales of consumables and other supplies due to the increased QS-B220 install base, in the current three month period.

Service revenues decreased 69.9% in the three months ended September 30, 2016, due to decreased service revenues under our initial delivery order with the TSA. Included in the prior comparable period were service revenues related to system improvements and training related documentation required under the TSA delivery order. During the three months ended September 30, 2016, we commenced activities under a cost-plus fixed-fee contract with the U.S. Department of Homeland Security (“DHS”), effective on August 24, 2016,  to develop next generation explosives trace detection screening systems.

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

Cost of Revenues

Cost of revenues for the three months ended September 30, 2016 was $5,590,000 as compared with $8,136,000 for the comparable prior year period, a decrease of $2,546,000 or 31.3%. The decrease in cost of revenues recorded in the three months ended September 30, 2016 is primarily due to decreased unit sales of our QS-B220 desktop units, offset partially by increased unit sales of our QS-H150 handheld units.

Gross Margin

Gross margin for the three months ended September 30, 2016 was $2,472,000 or 30.7% of revenues as compared with $6,257,000 or 43.5% of revenues for the comparable prior year period. The decrease in gross margin as a percent of revenues is primarily due to a 13.6% decrease in the average unit sales price on sales of our QS-B220 in the current three month period, due to competitive market conditions in Europe and Asia, increased sales to agencies of the U.S. Government and  foreign government agencies at lower average unit sales prices, decreased manufacturing overhead absorption, due to decreased QS-B220 unit volume and partially offset by a 6.7% increase in the average unit sales price on sales of our QS-H150 units.

Research and Development Expense

Research and development expense for the three months ended September 30, 2016 was $981,000 as compared with $1,083,000 for the comparable prior year period, a decrease of $102,000 or 9.4%. The decrease in research and development expense is primarily due to a $62,000 decrease in stock-based compensation, a $35,000 decrease in occupancy costs due to the closing of our San Diego, CA office, a $26,000 decrease in travel expenses, a $19,000 decrease in engineering consulting expense, a $36,000 decrease in tools and supplies, offset partially by a $79,000 increase in payroll and related fringe benefit expense. We continue to expend funds to further the development of new products in the areas of explosives and narcotics detection, and to obtain the necessary approvals from the TSA and other non-U.S. government approvals. Spending on research and development will increase in the next three to twelve months due to the ongoing development of the QS-B220 desktop detector, the development of the QS-H150E portable explosives and narcotics detector and continued development of a hyphenated system employing conventional ion mobility, differential mobility and quadrupole mass spectrometry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 were $3,765,000 as compared with $3,538,000 for the comparable prior year period, an increase of $227,000, or 6.4%. The increase in selling, general and administrative expenses is due primarily to a $536,000 increase in consulting expenses due to the issuance of shares of our common stock to advisors for services rendered under the advisory and consulting services agreements and investment banker advisor fees and increased fees incurred in support of the TSA equipment deployment, a $440,000 increase in legal fees attributable to the negotiation and execution of the asset purchase agreement with L-3, legal fees incurred with respect to the voluntary relief petitions filed under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware and legal fees associated with the Zapata letter of intent, a $78,000 increase in travel expenses incurred to support QS-B220 system installations with the TSA, a $50,000 increase in credit card processing fees due to significantly higher utilization, a $15,000 increase in stock-based compensation on employee stock options, offset partially by a $593,000 decrease in payroll and benefit costs, due to the provision of $680,000 for incentive compensation recorded in the comparable prior period and a $325,000 decrease in variable selling expenses due to decreased revenues.

Other Expense

For the three months ended September 30, 2016, other expense was $24,910,000 as compared with other expense of $2,547,000, for the comparable prior year period, an increase of $22,363,000. For the three months ended September 30, 2016 interest expense increased $25,402,00 to $27,949,000. We recorded non-cash interest charges of $9,217,000 and $15,703,000 in our condensed consolidated statements of operations on the note conversion beneficial conversion feature and warrant derivative liability, respectively, both of which are related to our July 20, 2016 amendment to our credit facility with DMRJ and Montsant. In addition, at September 30, 2016, we recorded a non-cash benefit of $3,039,000 to adjust the fair value of the warrant derivative liability as of that date.

Interest expense on our debt obligations increased $482,000 to $3,029,000 in the three months ended September 30, 2016 from $2,547,000 in the prior year, due to higher borrowings under our credit facility with DMRJ, due to the March 31, 2016, amendment to our credit facility with DMRJ and Montsant whereby we further amended each of our credit instruments with DMRJ and Montsant, which were entered into on April 6, 2016 and effective March 31, 2016, pursuant to which we agreed to prepay the interest due on each of the March 2009 Note, the September 2012 Note and the February 2013 Notes from the date of the amendment through June 30, 2016 by increasing the outstanding aggregate principal amount under each such Note and, to a lesser extent, interest incurred under our Purchase Agreement with RCA.

Net Loss

Our net loss for the three months ended September 30, 2016 was $27,184,000 as compared with a net loss of $911,000 for the comparable prior year period, a decrease of $26,273,000. The increase in the net loss is primarily due to non-cash interest charges of $9,217,000 and $15,703,000 recorded in the current period in our condensed consolidated statements of operations on the note conversion beneficial conversion feature and warrant derivative liability, decreased revenues and gross margin, increased operating expenses and an increase in interest expense, offset partially by the non-cash benefit of $3,039,000 recorded to adjust the fair value of the warrant derivative liability.

Liquidity and Capital Resources

As of September 30, 2016 and June 30, 2016, we had cash and cash equivalents of $1,282,000 and $1,338,000, respectively.

In connection with the Chapter 11 filings, we entered into a $5,700,000 senior secured superpriority debtor-in-possession loan and security agreement with DIP SPV I, L.P., as the debtor-in-possession lender (the “DIP Lender”) on October 10, 2016.  The DIP loan would bear interest at 12% and included a one-time closing fee of $199,500 on the closing date of the DIP Loan and an exit fee equal to $427,500, less any interest, other that default interest (which is at a rate of 24%), paid to the DIP Lender as of the termination date of the DIP Loan. The DIP Loan is payable in full upon the consummation of the sale under the asset purchase agreement with L-3 Communications Corporation or a sale to any other winning bidder in the Bankruptcy Court auction.  On October 13, 2016, we borrowed $1,500,000 under the DIP Loan.

On November 7, 2016, we terminated the Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement and entered into a replacement Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “New DIP Agreement”) with, Tannor Partners Credit Fund, LP, the New DIP Lender, which DIP Agreement was approved by the Bankruptcy Court on an interim basis pursuant to an order dated as of the Effective Date for the initial loan amount of $5.7 million.  Under the New DIP Agreement, subject to the terms and conditions thereof, the New DIP Lender agreed to lend up to a total of $8.0 million to us, with the initial installment of $5.7 million payable upon the Bankruptcy Court entering the interim order for the New DIP Agreement and the remaining $2.3 million payable upon the Bankruptcy Court entering the final order the New DIP Agreement.  On November 8, 2016, we borrowed $5,700,000 under the New DIP Agreement and borrowed $2,300,000 on November 30, 2016.  As of December 9, 2016, our obligations under the New DIP Agreement for principal and for accrued interest were $8,000,000 and $25,600, respectively. The New DIP Agreement is substantially identical to the Original DIP Agreement, except for the amounts of the closing fee and the exit fee.

We were required to repay all of our borrowings from DMRJ and Montsant on October 31, 2016 and from a group of institutional investors for which BAM Administrative Services LLC (“BAM”) acts as administrative agent, on October 30, 2016. Our obligations to BAM are secured by a security interest in substantially all of our assets. DMRJ and Montsant agreed to subordinate their security interest in all of our assets to the security interest held by BAM (See Note 12 to the condensed consolidated financial statement).

The payment of our indebtedness to DMRJ, Montsant and BAM are stayed pending the conclusion of the bankruptcy proceedings.

Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of September 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of September 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $7,282,000 and is included in current liabilities in the consolidated financial statements.

As of September 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of September 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated was $203,000.

As of December 9, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of December 9, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $8,687,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of December 9, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of December 9, 2016, our obligation to Montsant for accrued interest under this instrument approximated $328,000.

Our obligations to a group of institutional investors for which BAM acts as administrative agent are secured by security interests in substantially all of our assets. As of September 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2016, our obligation under such notes for accrued interest amounted to approximately $3,200,000 and is included in current liabilities in the consolidated financial statements.

As of December 9, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 9, 2016, our obligation under such notes for accrued interest amounted to approximately $3,802,000.

Each of these notes and the credit facility are described in Note 12 to the condensed consolidated financial statements, accompanying this Quarterly Report.

During the three months ended September 30, 2016, we had net cash outflows of $40,000 from operating activities as compared to net cash outflows from operating activities of $1,268,000 for the comparable prior year period. The $1,228,000 decrease in net cash outflows used in operating activities during the three months ended September 30, 2016, as compared to the prior year period, was due to the following changes in working capital: (i) a $2,119,000 decrease in accounts receivable, compared to a $1,799,000 increase in the prior period, due to increased product shipments during the latter part of the quarter ended September 30, 2015; (ii) a $1,427,000 increase in inventories compared to a $2,126,000 increase in the prior period, due primarily to improved inventory management, compared to the prior period; (iii) an increase in accrued expenses of $1,658,000, compared to a $4,012,000 increase in the prior period, by an increase in accrued expenses in the prior period due to provisions for incentive compensation recorded in the three months ended September 30, 2015 and the payment of incentive compensation in the three months ended September 30, 2016,  and, to a lesser extent, an increase in our accrued interest due to higher borrowings under our credit facilities with DMRJ and the increase in the BAM interest rate;  (iv) a $589,000 increase in deferred revenue, compared to a $2,190,000 decrease in deferred revenue in the prior year period, due primarily to the application of ECAC customer advance deposits received in the quarter ended June 30, 2015, against accounts receivables resulting from shipments in the three months ended September 30, 2015; and, (v) a $1,723,000 increase in accounts payable, compared to a $1,630,000 increase in the prior period, due to increased inventory related payables.

During the three months ended September 30, 2016, we had net cash outflows of $12,000 from investing activities as compared to net cash outflows of $63,000 from investing activities for the prior year period. The $51,000 decrease in net cash used in investing activities during the three months ended September 30, 2016, as compared to the prior year period, was primarily due to decreased purchases of equipment in the three months ended September 30, 2016.

During the three months ended September 30, 2016 we had net cash outflows of $4,000 from financing activities as compared to net cash inflows of $224,000 for the comparable prior year period. The $228,000 decrease in net cash from financing activities during the three months ended September 30, 2016, as compared to the prior year period, was primarily due to $200,000 in borrowings under our credit facility with DMRJ in the comparable prior period, compared to no borrowings in the three months ended September 30, 2016, a $34,000 decrease in proceeds received due to the exercise of stock options, and a $6,000 decrease in principal repayments of capital lease obligations.

Credit Facilities with DMRJ Group LLC, Montsant Partners LLC and BAM Administrative Services LLC

In December 2008, we entered into a note and warrant purchase agreement with DMRJ, pursuant to which we issued a senior secured convertible promissory note in the principal amount of $5,600,000 and a warrant to purchase 1,000,000 shares of our common stock.  Thereafter, we entered into a series of amendments, waivers and modifications of this facility. The notes matured on October 31, 2016, but payment has been stayed pending conclusion of bankruptcy.

On May 4, 2015, we entered into an assignment agreement with DMRJ and Montsant, wherein DMRJ assigned its rights, title and interest in the senior secured promissory note dated December 10, 2008 and appointed DMRJ as its collateral agent under the promissory note agreement. The note matured on October 31, 2016, but payment has been stayed pending conclusion of bankruptcy.

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

The payment of our indebtedness to DMRJ, Montsant and BAM are stayed pending the conclusion of the bankruptcy proceedings.

See Note 12 to the condensed consolidated financial statements, accompanying this Quarterly Report. There can be no assurance that we will be successful in refinancing or extending our obligations to our secured lenders or reorganize the indebtedness under bankruptcy.

Our ability to comply with our debt covenants in the depends on our ability to control expensesand may require that we seek additional capital through private financing sources.  The payment of our secured obligations with DMRJ and Montsant will be stayed until such time that the Official Committee of Equity Holders has concluded their activities to assert certain estate claims and causes of action and challenge the validity, enforceability, and perfection of certain prepetition secured claims, which challenge period was extended by the bankruptcy court up to and including January 23, 2017. Interest on our debt obligations with DMRJ and Montsant will continue to accrue until such time that the obligations are paid by us.There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business.  Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely.  Further, upon the occurrence of an event of default under certain provisions of our credit agreements with DMRJ, Montsant and BAM, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance. The occurrence of an event of default under certain provisions of our New DIP Loan would require us to pay default interest equal to 24% per annum on the outstanding principal loan balance. The failure to cure an event of default or negotiate further extensions of our obligations to our secured lenders would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and/or could require us to convert our voluntary filing under bankruptcy laws from Chapter 11 to Chapter 7. .

Based on projected cash flows, and the cash available from under the New DIP Loan, management believes there are plans in place to sustain operations during the bankruptcy process, provided that our credit facilities are maintained.  These plans depend on a substantial increase in sales of our handheld trace explosives detector product and our desktop explosives and narcotics trade detector product and the prudent management of our resources.  However, there can be no assurances that sales will materialize as forecasted, and/or that management will be successful in refinancing or extending our obligations to our secured lenders, which matured between October 30, 2016 and October 31, 2016. To further sustain us, improve our cash position, and enable us to grow while reducing debt, management plans to continue to seek additional capital through private financing sources. However, there can be no assurance that management will be successful in executing these plans or that we would receive permission from the New DIP Lender, BAM, DMRJ, Montsant or the bankruptcy court to obtain additional capital.  Management will continue to closely monitor and attempt to control our costs and actively seek needed capital through sales of our products, government grants and awards and through our lending institutions.

 On August 24, 2016, a Cayman Islands court appointed an insolvency specialist, RHSW Caribbean, to liquidate the assets of Platinum Partners Value Arbitrage Fund LP (“Platinum”).  On October 18, 2016, RHSW Caribbean filed a Chapter 15 bankruptcy petition with the United States Bankruptcy Court for the District of Southern New York, which seeks to protect Platinum's U.S. assets from its creditors while an insolvency proceeding is underway in the Cayman Islands. Our ability to obtain additional funds under our credit agreements with DMRJ is unlikely given the pending liquidation of the funds and the Chapter 15 bankruptcy petition.

Our failure to achieve our projections, to obtain sufficient additional capital on acceptable terms or successfully complete the sale of our ETD business to L-3 would have a material adverse effect on our liquidity and operations and could require us to convert our voluntary filing under bankruptcy laws from Chapter 11 to Chapter 7. Furthermore, we are incurring and will incur increased legal and financial adviser cost associated with the activities of the Official Committee of Equity Holders appointed by the U.S. Trustee and increased legal and administrative cost associated with the bankruptcy proceedings following the anticipated successful completion of the ETD asset sale to L-3.  These conditions raise substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had one irrevocable standby letter of credit outstanding in the approximate amount of $297,000. The letter of credit provides warranty performance security equal to 5% of the contract amount with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to April 15, 2017.

As of September 30, 2016, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide specific guidance on share-based payment awards that provide for achievement of a specific performance target that could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. Earlier adoption is permitted. ASU 2014-12 may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this guidance should be recognized in the financial statements as an adjustment to the opening retained earnings balance at that date. The adoption of ASU 2014-12 did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016, which is effective for our fiscal year beginning July 1, 2016, the first day of our 2017 fiscal year. The adoption of ASU 2014-15 did not have a material impact on our consolidated financial statements.

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

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q.  Important factors that could cause actual results to differ from our predictions include those discussed under this “Management’s Discussion and Analysis” and under “Risk Factors,” as well as those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  Our expectations regarding the potential sale of the assets of the explosives detection business and our intent to acquire another business. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

We urge readers to review carefully the risk factors described in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of material weaknesses described in our Annual Report on Form 10-K for the year ended June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, we did not maintain effective internal control over financial reporting as of September 30, 2016 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Furthermore, this Quarterly Report on Form 10-Q is being filed late due to the added responsibilities of our finance staff related to bankruptcy reporting obligations.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, we have implemented additional controls to address system access deficiencies, hired additional finance staff and have begun instituting mitigating controls to address segregation of duty issues. The addition of additional staff will allow us to address the insufficient segregation of duties, oversight of work performed and allow us to continue to institute additional compensating or mitigating controls and will also allow us to document internal control support occurrences and approval procedures. We have instituted systems access controls and mitigating controls to system access. There are no other changes that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A.

Risk Factors

Other than as set forth below, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2016.

We may not be able to achieve our strategic objectives, including the sale of the ETD business and the acquisition of another business.

With respect to acquisitions and divestitures, we may not achieve expected returns and other benefits as a result of various factors, including integration and challenges of assimilating personnel and technology.  When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies in a timely manner, which could delay the accomplishment of our objectives.  Alternatively, we may dispose of a business or assets at a price or on terms that are less than we anticipated. After reaching an agreement with a buyer or seller, the acquisition or sale of a business, such as the proposed sale of the ETD business or a potential acquisition, may be subject to regulatory and governmental approval and the satisfaction of pre-closing conditions, which may prevent us from completing the transaction. We may not have the resources to successfully conclude an acquisition. The sale of a business or assets may involve guarantees, indemnities or other financial obligations.  Under these arrangements, the performance of the divested business or other conditions outside of our control could affect our future financial results.

Our secured borrowings matured on October 30, 2016 and October 31, 2016.

All of our borrowings from DMRJ and Montsant  under (i) a senior secured promissory note dated July 1, 2009 with DMRJ, (ii) a credit agreement dated September 4, 2009 with DMRJ, (iii) to Montsant under an amended and restated senior secured convertible promissory note dated March 12, 2009 (the “March 2009 Note”), (iv) to DMRJ under a senior secured convertible promissory note dated September 5, 2012 (the “September 2012 Note”) and (v) to DMRJ under a senior secured convertible promissory note dated February 28, 2013 (the “February 2013 Note”) matured on October 31, 2016.

Our secured borrowings from a group of institutional investors for which BAM Administrative Services LLC (“BAM”) acts as administrative agent matured on October 30, 2016 and our secured borrowings with DMRJ and Montsant, matured on October 31, 2016. DMRJ and Montsant agreed to subordinate their security interest in all of our assets to the security interest held by BAM (See Note 12 to the condensed consolidated financial statements).

The payment of our indebtedness to DMRJ, Montsant and BAM are stayed pending the conclusion of the bankruptcy proceedings.

Our obligations to DMRJ are secured by a security interests in substantially all of our assets. As of September 30, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of September 30, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $7,282,000 and is included in current liabilities in the condensed consolidated financial statements.

As of September 30, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of September 30, 2016, our obligation to Montsant for accrued interest under this instrument approximated was $203,000.

As of December 9, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of December 9, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $8,687,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of December 9, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of December 9, 2016, our obligation to Montsant for accrued interest under this instrument approximated $328,000.

Our obligations to a group of institutional investors for which BAM acts as administrative agent are secured by security interests in substantially all of our assets. As of September 30, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of September 30, 2016, our obligation under such notes for accrued interest amounted to approximately $3,200,000 and is included in current liabilities in the condensed consolidated financial statements

As of December 9, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 9, 2016, our obligation under such notes for accrued interest amounted to approximately $3,802,000.

If we are unable to sell our business to L-3 which will enable us to repay these amounts as required, refinance our obligations to DMRJ, Montsant and/or the other institutional investors, or negotiate extensions of these obligations, DMRJ, Montsant and/or BAM or reorganize the Company in Bankruptcy and have a reorganization Plan approved by the Bankruptcy Court, our creditors may seize our assets and we may be forced to file amend our voluntary petition under bankruptcy laws from Chapter 11 to Chapter 7 and to curtail or discontinue operations entirely.

Management continually evaluates operating expenses and plans to increase sales and increase cash flow from operations. Despite our projected sales, expense and cash flow projections and the cash available from our New DIP

Loan, we may not have sufficient capital to continue our operations. There can be no assurance that DMRJ will continue or is able to make advances under our revolving line of credit. Our failure to achieve our projections, to obtain sufficient additional capital on acceptable terms or successfully complete the sale of our ETD business to L-3 would have a material adverse effect on our liquidity and operations and could require us to file for protection under Chapter 7 of the U.S. bankruptcy laws. Furthermore, we are incurring increased legal costs and financial adviser costs associated with the activities of the Official Committee of Equity Holders appointed by the U.S. Trustee. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

On September 26, 2016, we issued 160,000 shares of our common stock, having a value of $64,000, to three consultants, in consideration of services rendered to us under advisory and consulting services agreements. The issuance of these shares was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

Between August 16, 2016 and August 23, 2016, DMRJ converted $7,000,000 of principal under the September 2012 Note into 7,000 shares of our Series H Convertible Preferred Stock.

Item 6.

Exhibits

Exhibit No.	Description
2.1

Asset Purchase Agreement, dated as of October 10, 2016, by and among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and L-3 Communications Corporation (incorporated herein by reference to Exhibit 2.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated October 10, 2016 filed October 10, 2016).

2.2

Amendment No. 1 to Asset Purchase Agreement, dated as of October 20, 2016, by and among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and L-3 Communications Corporation (incorporated herein by reference to Exhibit 2.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated October 28, 2016 filed November 4, 2016).

2.3

Amendment No. 2 to Asset Purchase Agreement, dated as of October 28, 2016, by and among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and L-3 Communications Corporation (incorporated herein by reference to Exhibit 2.2 to Implant Sciences Corporation’s Current Report on Form 8-K dated October 28, 2016 filed November 4, 2016).

10.1

Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of October 10, 2016, by and among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and DIP SPV I, L.P. (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated October 10, 2016 filed October 10, 2016).

10.2

First Amendment to Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of November 3, 2016, by and among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and DIP SPV I, L.P. (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated October 28, 2016 filed November 4, 2016).

10.3

Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of November 7, 2016, by and among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and Tannor Partners Credit Fund, LP (incorporated herein by reference to Exhibit 10.1 to Implant Sciences Corporation’s Current Report on Form 8-K dated November 7, 2016 filed November 14, 2016).

10.4*	Agreement between the Company and Robert Liscouski, dated October 8, 2016.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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

Dated: December 23, 2016