Form 10-Q
period 2016-12-31
IMPLANT SCIENCES CORP
filed 2017-02-21
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File No. 001-14949

Secure Point Technologies, Inc.

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Depot Court SE, Leesburg, Virginia	20175
(Address of principal executive offices)	(Zip Code)

(212) 370-1300
(Registrant’s telephone number, including area code)
Implant Sciences Corporation, 500 Research Drive, Unit 3, Wilmington, Massachusetts, 01887
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒  No ☐

As of December 31, 2016, there were 79,875,620 shares of the registrant’s Common Stock outstanding.

SECURE POINT TECHNOLOGIES, INC.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2016 (unaudited) and June 30, 2016 (audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended December 31, 2016 and 2015 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-35
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36-46
Item 4.	Controls and Procedures	47
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48-49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 6.	Exhibits	50-51

Secure Point Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
	December 31, 2016 (Unaudited)	June 30, 2016 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 3,354	$ 1,338
Restricted cash and investments	367	367
Accounts receivable-trade, net of allowances of $39,000 and $7,000, respectively	3,806	7,123
Inventories, net	10,633	4,681
Prepaid expenses and other current assets	826	464
Total current assets	18,986	13,973
Property and equipment, net	832	874
Other non-current assets	98	98
Total assets	$ 19,916	$ 14,945
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Debtor-in-possession super-priority senior secured promissory note	$ 8,000	$ -
Senior secured promissory note – BAM	20,000	20,000
Senior secured convertible promissory note – Montsant Partners	5,284	5,284
Second senior secured convertible promissory note – DMRJ	11,970	18,970
Third senior secured convertible promissory note - DMRJ	17,523	17,523
Senior secured promissory note – DMRJ	1,000	1,000
Line of credit - DMRJ	17,662	17,662
Current maturities of obligations under capital lease	15	18
Warrant derivative liability	2,167	-
Accrued expenses	23,812	15,181
Accounts payable	6,359	4,655
Deferred revenue	779	406
Total current liabilities	114,571	100,699
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	29	35
Accrued Liabilities other – long term	-	-
Deferred revenue, net of current	451	479
Total long-term liabilities	480	514
Total liabilities	115,051	101,213
Commitments and contingencies (Note 17)
Stockholders' deficit:
Common stock; $0.001 par value; 250,000,000 and 200,000,000 shares authorized on December 31, 2016 and June 30, 2016, respectively; 79,886,165 and 79,875,620 shares issued and outstanding at December 31, 2016 and 79,396,165 and 79,385,620 shares issued and outstanding at June 30, 2016, respectively	80	79
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, no shares issued and outstanding	-	-
Series H Convertible Preferred Stock; no stated value; 22,500 shares authorized, 7,000 shares issued and outstanding at December 31, 2016 and no shares issued and outstanding at June 30, 2016	7,000	-
Series I Convertible Preferred Stock; no stated value; 21,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,500 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	123,957	114,255
Accumulated deficit	(226,075)	(200,084)
Deferred compensation	(24)	(467)
Other comprehensive income	-	22
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	(95,135)	(86,268)
Total liabilities and stockholders' deficit	$ 19,916	$ 14,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

Secure Point Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Revenues
Product
Government	$ 3,501	$ 3,262	$ 5,187	$ 3,262
Commercial	4,867	6,899	11,072	20,723
Subtotal Product Revenues	8,386	10,161	16,259	23,985
Services
Government	149	13	178	455
Commercial	108	118	250	245
Subtotal Services Revenues	257	131	428	700
Total Revenues	8,625	10,292	16,687	24,685
Cost of revenues	5,720	6,439	11,310	14,575
Gross margin	2,905	3,853	5,377	10,110
Operating expenses:
Research and development	876	901	1,857	1,984
Selling, general and administrative	7,510	3,718	11,275	7,256
Total operating expenses	8,386	4,619	13,132	9,240
(Loss) income from operations	(5,481)	(766)	(7,755)	870
Other income (expense), net:
Interest expense	(3,426)	(2,547)	(31,375)	(5,094)
Derivative mark-to-market – warrant	10,497	-	13,536	-
Total other income (expense), net	7,071	(2,547)	(17,839)	(5,094)
Net income (loss)	1,590	(3,313)	(25,594)	(4,224)
Preferred dividends	(262)	-	(397)	-
Income (loss) from operations	1,328	(3,313)	(25,991)	(4,224)
Other comprehensive loss net of tax:
Foreign currency translation adjustments	23	(9)	23	(19)
Other comprehensive loss net of tax:	23	(9)	23	(19)
Comprehensive income (loss)	$ 1,613	$ (3,322)	$ (25,571)	$ (4,243)
Net income (loss) per share, basic and diluted	$ 0.02	$ (0.04)	$ (0.32)	$ (0.05)
Net income (loss) per share, applicable to common shareholders, basic and diluted	$ 0.02	$ (0.04)	$ (0.33)	$ (0.05)
Weighted average shares used in computing net income (loss) per common share, basic and diluted	79,875,620	78,528,620	79,767,287	77,367,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Secure Point Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited – In thousands)

	For the Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (25,594)	$ (4,224)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	77	104
Bad debt expense (benefit)	34	(7)
Stock-based compensation expense	470	668
Warrants issued to non-employees	15	43
Common stock issued to consultants	429	331
Non-cash interest expense	15,703	-
Senior secured convertible promissory note – beneficial conversion feature	9,217	-
Change in fair value of warrant derivative liability	(13,536)	-
Loss on disposal of equipment	2	-
Change in assets and liabilities:
Accounts receivable	3,283	(5,237)
Inventories	(5,952)	(1,479)
Prepaid expenses and other current assets	(362)	455
Accounts payable	1,704	1,942
Accrued expenses	8,249	7,885
Deferred revenue	345	(1,854)
Net cash used in operating activities	(5,916)	(1,373)
Cash flows from investing activities:
Purchases of property and equipment	(37)	(65)
Net cash used in investing activities	(37)	(65)
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and common stock purchase warrants	-	34
Net borrowing under debtor-in-possession super-priority senior secured promissory note	8,000	-
Principal repayments of long-term debt and capital lease obligations	(9)	(24)
Net borrowings on line of credit	-	200
Net cash provided by financing activities	7,991	210
Effect of exchange rate changes on cash and cash equivalents	(22)	19
Net change in cash and cash equivalents	2,016	(1,209)
Cash and cash equivalents at beginning of period	1,338	1,985
Cash and cash equivalents at end of period	$ 3,354	$ 776
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 511	$ 5
Non-cash Financing Activity:
Conversions of senior secured convertible promissory note to Series H Convertible Preferred Stock	$ 7,000	$ -
Senior secured convertible promissory note issued to DMRJ Group, LLC - beneficial conversion feature	$ 9,217	$ -
Warrant issued to DMRJ Group, LLC	$ 15,703	$ -
Conversions of senior secured convertible note interest to common shares	$ -	$ 245
Common stock issued to consultants	$ 429	$ 331

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Description of Business, Liquidity and Going Concern

Secure Point Technologies, Inc. (the “Company”) formerly known as Implant Sciences Corporation, up until the time of the sale of its business to L-3 Communications Corporation in January 2017 (as described below) provided systems and sensors for the homeland security market and related industries.  We developed and acquired technologies using ion mobility spectrometry to develop a product line for use in trace explosives and narcotics detection.  Prior to the sale of the Company’s business to L-3 Communications Corporation in January 2017, the Company marketed and sold its existing trace explosives and narcotics detector products while continuing to make significant investments in developing the next generation of these products.  At the present time, We are a shell company with no operations.  We are actively considering various acquisition targets and other business opportunities.  We hope to acquire one or more operating businesses or consummate a business opportunity within the next twelve months. However, we cannot guarantee that we will successfully consummate an acquisition or other business opportunity within such timeframe, or at all.

Sale of Explosives Detector Assets and Bankruptcy Filing

On October 10, 2016, we and our subsidiaries entered into an asset purchase agreement (as amended, the “Asset Purchase Agreement”) with L-3 Communications Corporation (“L-3”)  to sell our explosives trace detection assets, constituting our entire business, to L-3 for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment (the “Transaction”).  The Asset Purchase Agreement served as the “stalking horse bid” in a sale process that was conducted under Section 363 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) and an order of the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) establishing certain procedures and protections (the “Sales Procedures Order”).    In connection with the Asset Purchase Agreement, on October 10, 2016, the Company and its subsidiaries IMX Acquisition Corp., C Acquisition Corp. and Accurel Systems International Corp. (together with the Company, the “Debtors”) filed voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.  After commencement of the Chapter 11 proceedings, we continued to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  On the Petition Date, we filed several “first day” motions with the Bankruptcy Court, including a motion to have the Chapter 11 cases jointly administered.  At a hearing held on October 11, 2016, the Bankruptcy Court entered orders approving the various first day motions.

On December 16, 2016, after completion of the auction process in accordance with the requirements of the Bankruptcy Code and the Sales Procedures Order, the Bankruptcy Court entered an order authorizing and approving the Transaction with L-3 under Section 363 of the Bankruptcy Code.

On January 5, 2017, the closing of the Transaction occurred and L-3 acquired substantially all the assets of the Debtors in exchange for $117.5 million in cash plus the assumption of certain liabilities. In connection with the closing of the Transaction, on January 5, 2017, each of Drs. William J. McGann and Darryl Jones, Messrs. Roger Deschenes and Todd Silvestri and Ms. Brenda L. Baron resigned from their positions as executive officers and employees of the Company, and Dr. William J. McGann resigned from his position as a member of the Company’s board of directors.  Also in connection with the closing of the Transaction, on January 5, 2017, the Company filed Articles of Amendment to the Company’s Articles of Organization in the State of Massachusetts to change the Company’s name to Secure Point Technologies, Inc.

On the closing date of the Transaction, Mr. Robert Liscouski, our President, assumed the senior executive role for the Company and continues to serve as a Director of the Company along with the other two remaining board members, Mr. Michael Turmelle (Chairman) and Mr. James Simon, Jr.  Effective January 9, 2017, the Company entered into a service agreement with Mr. Christopher Roberts, pursuant to which Mr. Roberts agreed to assist in the preparation of the Company’s financial statements and provide related services. In connection therewith, on January 9, 2017, the board of directors of the Company appointed Mr. Roberts as the chief financial officer of the Company.

Effective February 1, 2017, the Company changed its address to 215 Depot Ct. SE, Leesburg, VA 20175.

In connection with the commencement of the Chapter 11 cases, we filed a motion seeking the approval of the Bankruptcy Court for a super-priority senior secured loan of $5.7 million (the “Original DIP Loan”) between the Debtors and DIP SPV I, L.P., as the debtor-in-possession lender ( the “Original DIP Lender”) pursuant to a Senior Secured Super-Priority Debtor-in-Possession Loan and Security Agreement entered into by the Debtors and the Original DIP Lender on October 10, 2016 (as amended on November 3, 2016, the “Original DIP Agreement”).  The Original DIP Loan would bear interest at 12% and included a one-time closing fee of $199,500 on the closing date of the Original DIP Loan and an exit fee equal to $427,500, less any interest, other that default interest (which was at a rate of 24%), paid to the Original DIP Lender as of the termination date of the Original DIP Loan. The Original

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIP Loan was payable in full upon the consummation of the sale under the Asset Purchase Agreement with L-3 or a sale to any other winning bidder in the Bankruptcy Court auction.  On October 13, 2016, we borrowed $1,500,000 under the Original DIP Loan.

The use of proceeds from the Original DIP Loan were limited to working capital and other general corporate purposes consistent with the budget that the Company presented to the Original DIP Lender, including payment of costs and expenses related to the administration of the bankruptcy proceedings and payment of other expenses as approved by the Bankruptcy Court.

On November 7, 2016, as a result of an auction process run in accordance with the requirements of the Bankruptcy Code, the Debtors terminated the Original DIP Agreement and entered into a replacement Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “New DIP Agreement”) with Tannor Partners Credit Fund, LP, (the “New DIP Lender”), which New DIP Agreement was approved by the Bankruptcy Court on an interim basis pursuant to an order dated as of November 7, 2016 for the initial loan amount of $5,700,000.  Under the New DIP Agreement, subject to the terms and conditions thereof, the New DIP Lender lent up to a total of $8.0 million to the Debtors, with the initial installment of $5,700,000 paid upon the Bankruptcy Court entering the interim order for the New DIP Agreement and the remaining $2,300,000 paid upon the Bankruptcy Court entering the final order for the New DIP Agreement, which final order was entered by the Bankruptcy Court on November 30, 2016.  The New DIP Agreement was substantially identical to the Original DIP Agreement, except for the amounts of the closing fee and the exit fee, which was $35,000 and $425,000 (minus any interest other than default interest), respectively.  On November 8, 2016, we borrowed $5,700,000 under the New DIP Agreement and borrowed an additional $2,300,000 on November 30, 2016.  In connection with the termination of the Original DIP Agreement, the Company paid $1,610,769 to the Original DIP Lender and its advisors to satisfy outstanding obligations under the Original DIP Agreement, including $74,354 for expense reimbursement for the Original DIP Lender’s advisors.

On or about December 8, 2016, New DIP Lender asserted that we were not in compliance with Section 7.1(a) of the New DIP Agreement, wherein the net cash receipts for the cumulative period commencing on November 7, 2016 and ending on November 30, 2016 were required be equal to or exceed 85% of the budgeted cash receipts amount (the “DIP Budget”), which event constituted an event of default under the New DIP Agreement.  Effective as of December 1, 2016 the interest rate under the New DIP Agreement increased 12.0% to 24.0%. Subject to the terms of a Stipulation and Order entered in the Bankruptcy Case, we agreed with the New DIP Lender to waive such asserted default in exchange for an agreement by us to pay an additional $96,000 of interest, which interest was not credited against the exit fee.

The total amount borrowed under the New DIP Agreement together with accrued interest was paid in full effective January 5, 2017 in connection with the closing of the Transaction with L-3.

We believe that the proceeds from the Transaction with L-3 and the assumption by L-3 of certain liabilities, after taking into account the payment of the New DIP Loan, related expenses and exit fee, will be sufficient to pay all secured and unsecured creditor claims, financial advisor and legal expenses associated with the Transaction, payments due under our Change of Control Plan which were not assumed by L-3, and, legal fees and other expenses associated with the bankruptcy filing. $2.5 million of the cash proceeds from the Transaction are being held in an escrow account to secure the Debtors’ obligations for the purchase price adjustments under the Asset Purchase Agreement for the Debtors’ net working capital, which adjustments are expected to be completed in the first half of calendar 2017.  The Company’s Board of Directors is exploring opportunities to provide optionality to our shareholders with the remaining proceeds after the closing of the Transaction with L-3. We intend to provide alternatives as part of the plan to emerge from voluntary Chapter 11 bankruptcy that would recognize the value of a publicly listed shell. These alternatives may include the merger of an operating entity into the shell or a liquidation of the company, which determination is subject to approval by our shareholders.  A plan of reorganization was required to be filed with the Bankruptcy Court on February 7, 2017, but on January 26, 2017 we filed a motion with the Bankruptcy Court requesting a 60 day extension of the date by which the Debtors have an exclusive right  to file a plan of reorganization.

Termination of Zapata Industries SAS Letter of Intent

On July 18, 2016, the Company and Zapata Industries SAS (“Zapata”) entered into a Letter of Intent (the “LOI”) regarding a potential business combination between us and Zapata.  On November 21, 2016, the LOI was terminated.  On December 2, 2016 Zapata filed a claim seeking a breakup fee related to the cancellation of the acquisition.  The Company disputes any payment obligations it may have to Zapata in connection with the LOI or the termination thereof.

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

DMRJ and Montsant are funds managed by Platinum Partners Value Arbitrage Fund LP.

On March 19, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM Administrative Services LLC (“BAM”), an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under revolving promissory note (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note (see Note 12 to the condensed consolidated financial statements). We have entered into several amendments, waivers and modifications with BAM. The notes bore interest at 16% per annum.  Due to the filing of the voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, we were deemed to be in default under our note purchase agreement with BAM and our interest rate was increased to 18.5% effective as of October 10, 2016.

The maturity of our indebtedness to BAM was automatically extended to October 30, 2016 as a result of the extension of the maturity date of our indebtedness to DMRJ and Montsant.

The payment of our indebtedness to DMRJ and Montsant are stayed pending the conclusion of the bankruptcy proceedings.

The full amount of the BAM Promissory Note and all accrued interest, along with the New DIP Loans and all accrued interest were paid in full on January 5, 2017 upon the closing of the Transaction with L-3.

We are incurring and expect to continue to incur increased legal and financial adviser costs associated with the bankruptcy proceedings following the closing of the Transaction with L-3. These ongoing costs raise doubt as to our ability to successfully emerge from Chapter 11 and provide a recovery to equity holders.

Our common stock was delisted by the NYSE Amex LLC in June 2009 as result of our failure to comply with certain continued listing requirements.  Our common stock has been quoted on the OTC Bulletin Board since May 2009 and is also quoted on the OTC Markets Group’s OTCQB tier under the symbol “IMSC”. We believe that trading ‘over the counter’ has limited our stock’s liquidity and has impaired our ability to raise capital.  We have submitted paperwork for a symbol change based on the corporate name change.  We anticipate that FINRA will issue a new ticker symbol in the near future.

For the six months ended December 31, 2016, we reported a net loss of $25,594,000 and used $5,916,000 in cash from operations.  As of December 31, 2016, the Company had an accumulated deficit of approximately $226,075,000 and a working capital deficit of $95,585,000.

As of December 31, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of December 31, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $9,129,000 and is included in current liabilities in the condensed consolidated financial statements.

As of December 31, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of December 31, 2016, our obligation to Montsant for accrued interest under this instrument approximated was $405,000.

As of December 31, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2016, our obligation under such notes for accrued interest amounted to approximately $4,113,000 and is included in current liabilities in the condensed consolidated financial

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

statements.  The total amounts borrowed under the BAM senior secured promissory notes together with accrued interest were paid in full effective January 5, 2017 upon the closing of the Transaction with L-3.

As of February 13, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of February 13, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $10,012,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of February 13, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of February 13, 2017, our obligation to Montsant for accrued interest under this instrument approximated $502,000.

On December 11, 2015, we entered into an Accounts Receivable Purchase Agreement (the “ RCA Purchase Agreement”) with Republic Capital Access, LLC (“RCA”), pursuant to which we may sell eligible accounts receivables relating to U.S. government prime contracts or subcontracts (as defined in the RCA Purchase Agreement, “Eligible Receivables”) to RCA.  The total amount of Eligible Receivables that we may sell to RCA is subject to a maximum limit of $2,000,000 of outstanding receivables at any given time.  On April 11, 2016, we amended the RCA Purchase Agreement (the “Amended RCA Purchase Agreement”). As amended, the total amount of Eligible Receivables that we may sell to RCA is subject to a maximum limit of $3,500,000 of outstanding receivables at any given time.

Pursuant to the terms of the RCA Purchase Agreement, we will receive from RCA, within two business days of the submission of the applicable invoice, an initial payment equal to 90% of the face value of an Eligible Receivable purchased by RCA.  Following payment of such Eligible Receivable to RCA by the relevant customer, RCA shall pay the Company the residual 10% of such receivable, less transaction fees payable to RCA by the Company pursuant to the RCA Purchase Agreement.

We have paid, the following fees, as applicable, to RCA pursuant to the RCA Purchase Agreement: (i) an initial enrollment fee equal to $5,000.00; (ii) a discount factor equal to 0.35%, for U.S. government contracts (or 0.53% for U.S. government subcontracts), of the amounts of purchased receivables; (iii) a program access fee equal to 0.017% of the daily ending account balance for each day that receivables are outstanding; (iv) a commitment fee equal to 1% of Maximum Amount minus the amount of purchased receivables; and (v) expenses relating to the negotiation of the RCA Purchase Agreement, which amount is not expected to exceed $1,000.  As of December 31, 2016, RCA has purchased $16,913,000 of our receivables pursuant to the RCA Purchase Agreement.

The RCA Purchase Agreement terminated on October 10, 2016, as a consequence of our filing of voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. As of that date, we were no longer able to sell eligible accounts receivable to RCA and we have collected all amounts owed under the RCA Purchase Agreement from RCA.  As of December 31, 2016 the outstanding amount borrowed under the RCA Purchase Agreement was $0.

$2.5 million of the cash proceeds from the Transaction with L-3 are being held in an escrow account to secure the Debtors’ obligations for the purchase price adjustments under the Asset Purchase Agreement for the Debtors’ net working capital, which adjustments are expected to be completed in the first half of calendar 2017.

The payment of our secured obligations with DMRJ and Montsant will be stayed until such time that the Official Committee of Equity Holders has concluded their activities to assert certain estate claims and causes of action and challenge the validity, enforceability, and perfection of certain prepetition secured claims. Subject to the terms of a settlement that will be filed with the Bankruptcy Court, and which is subject to Bankruptcy Court approval, interest on our debt obligations with DMRJ and Montsant will not accrue until such time that the obligations are paid by us, or until August 10, 2017.    Further, upon the occurrence of an event of default under certain provisions of our credit agreements with DMRJ, Montsant and BAM, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance. The failure to cure an event of default or negotiate further extensions of our obligations to our secured lenders would have a material adverse impact on our liquidity and financial condition and could raise doubt as to our ability to successfully emerge from Chapter 11 and provide a recovery to equity holders.

On August 24, 2016, a Cayman Islands court appointed an insolvency specialist, RHSW Caribbean, to liquidate the assets of Platinum Partners Value Arbitrage Fund LP (“Platinum”).  On October 18, 2016, RHSW Caribbean filed a Chapter 15 bankruptcy petition with the United States Bankruptcy Court for the District of Southern New

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. On October 10, 2016, we and our subsidiaries entered into an asset purchase agreement to sell our explosives trace detection assets, constituting substantially all of our assets, to L-3 Communications Corporation for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment. We concluded that it was appropriate to classify the assets used in our explosives detection business as held for sale,  as all of the criteria established under ASC 205 were met.  Corresponding reclassifications have also been made to the balance sheet at June 30, 2016. These changes in classification had no effect on the previously reported condensed consolidated statement of operations for any period and did not materially affect previously reported cash flows in the condensed consolidated statement of cash flows.

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

The sale of our explosive detection assets will have a significant effect on our operations and financial results, given that we are disposing of essentially all of the assets used in our sole business and product line.

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following balance sheet provides the major classes of our explosives detection business’ held for sale assets and liabilities and is reconciled to our condensed consolidated balance sheet as of December 31, 2016 and June 30, 2016.

Secure Point Technologies, Inc.
Condensed Consolidated Balance Sheet
As of December 31, 2016
(in thousands)

	Held for Sale	Continuing	Total
ASSETS
Current assets:
Cash and cash equivalents	$ 3,354	$ -	$ 3,354
Restricted cash and investments	367	-	367
Accounts receivable-trade, net	3,806	-	3,806
Inventories, net	10,633	-	10,633
Prepaid expenses and other current assets	677	149	826
Total current assets	18,837	149	18,986
Property and equipment, net	832	-	832
Other non-current assets	98	-	98
Total assets	$ 19,767	$ 149	$ 19,916
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Debtor-in-possession super-priority senior secured promissory note	$ -	$ 8,000	$ 8,000
Senior secured promissory note – BAM	-	20,000	20,000
Senior secured convertible promissory note – Montsant Partners	-	5,284	5,284
Senior secured promissory note – DMRJ	-	1,000	1,000
Second senior secured convertible promissory note – DMRJ	-	11,970	11,970
Third senior secured convertible promissory note - DMRJ	-	17,523	17,523
Line of credit - DMRJ	-	17,662	17,662
Current maturities of obligations under capital lease	15	-	15
Warrant derivative liability	-	2,167	2,167
Accrued expenses	5,169	18,643	23,812
Accounts payable	4,589	1,770	6,359
Deferred revenue	779	-	779
Total current liabilities	10,552	104,019	114,571
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	29	-	29
Deferred revenue, net of current	451	-	451
Total long-term liabilities	480	-	480
Total liabilities	11,032	104,019	115,051
Commitments and contingencies
Stockholders' deficit:
Common stock;	-	80	80
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock	-	-	-
Series H Convertible Preferred Stock	-	7,000	7,000
Series I Convertible Preferred Stock	-	-	-
Series J Convertible Preferred Stock	-	-	-
Additional paid-in capital	-	123,957	123,957
Accumulated deficit	-	(226,075)	(226,075)
Deferred compensation	-	(24)	(24)
Other comprehensive income	-	-	-
Treasury stock, at cost	-	(73)	(73)
Total stockholders' deficit	-	(95,135)	(95,135)
Total liabilities and stockholders' deficit	$ 11,032	$ 8,884	$ 19,916

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Secure Point Technologies, Inc.
Condensed Consolidated Balance Sheet
As of June 30, 2016
(in thousands)

	Held for Sale	Continuing	Total
ASSETS
Current assets:
Cash and cash equivalents	$ 1,338	$ -	$ 1,338
Restricted cash and investments	367	-	367
Accounts receivable-trade, net	7,123	-	7,123
Inventories, net	4,681	-	4,681
Prepaid expenses and other current assets	229	235	464
Total current assets	13,738	235	13,973
Property and equipment, net	874	-	874
Other non-current assets	98	-	98
Total assets	$ 14,710	$ 235	$ 14,945
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$ -	$ 20,000	$ 20,000
Senior secured convertible promissory note – Montsant Partners	-	5,284	5,284
Senior secured promissory note – DMRJ	-	1,000	1,000
Second senior secured convertible promissory note – DMRJ	-	18,970	18,970
Third senior secured convertible promissory note - DMRJ	-	17,523	17,523
Line of credit – DMRJ	-	17,662	17,662
Current maturities of obligations under capital lease	18	-	18
Accrued expenses	5,729	9,452	15,181
Accounts payable	3,143	1,512	4,655
Deferred revenue	406	-	406
Total current liabilities	9,296	91,403	100,699
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	35	-	35
Deferred revenue, net of current	479	-	479
Total long-term liabilities	514	-	514
Total liabilities	9,810	91,403	101,213
Commitments and contingencies
Stockholders' deficit:
Common stock;	-	79	79
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock	-	-	-
Series H Convertible Preferred Stock	-	-	-
Series I Convertible Preferred Stock	-	-	-
Series J Convertible Preferred Stock	-	-	-
Additional paid-in capital	-	114,255	114,255
Accumulated deficit	-	(200,084)	(200,084)
Deferred compensation	-	(467)	(467)
Other comprehensive income	-	22	22
Treasury stock, at cost	-	(73)	(73)
Total stockholders' deficit	-	(86,268)	(86,268)
Total liabilities and stockholders' deficit	$ 9,810	$ 5,135	$ 14,945

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Derivative Liability

Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in common stock, including common stock warrants to be designated as an equity instrument, asset or liability. On July 20, 2016, we issued a warrant to purchase 50,657,894 shares of our common stock to DMRJ LLC, which warrant has since expired since the Zapata acquisition was not consummated. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. The warrant derivative liability should initially and subsequently be measured at fair value with changes in fair value recorded in earnings in each reporting period.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our financial instruments at December 31, 2016 and June 30, 2016 include cash equivalents, restricted cash, accounts receivable accounts payable, derivative instruments, borrowings under our senior secured convertible promissory note, senior secured promissory note, debtor-in-possession financing, and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivable and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 12 to the condensed consolidated financial statements, is based on the fair value of similar instruments.  These instruments are short-term in nature and there is no known trading market for our debt.

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the non-recurring fair value measurements of assets and liabilities as of December 31, 2016:

		Fair Value Measurements as of December 31, 2016
(In thousands)	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificate of deposit	$ 312	$ 312	$ -	$ -
Debtor-in-possession super-priority senior secured promissory note	8,000	-	-	8,000
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	5,284	-	-	5,284
Senior secured promissory note – DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	11,970	-	-	11,970
Third senior secured convertible promissory note – DMRJ	17,523	-	-	17,523
Line of credit – DMRJ	17,662	-	-	17,662

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2016:

		Fair Value Measurements as of June 30, 2016
(In thousands)	Carrying Value at June 30, 2016	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificate of deposit	$ 312	$ 312	$ -	$ -
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	5,284	-	-	5,284
Senior secured promissory note – DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	18,970	-	-	18,970
Third senior secured convertible promissory note – DMRJ	17,523	-	-	17,523
Line of credit - DMRJ	17,662	-	-	17,662

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that are measured at fair value for each reporting period:

(In thousands)	Warrant Derivative Liability For the Three Months Ended December 31,		Warrant Derivative Liability For the Six Months Ended December 31,
	2016	2015	2016	2015
Balance at beginning of period	$ 12,664	$ -	$ -	$ -
Fair value on date of issuance	-	-	15,703	-
Net change in fair value of financial instrument	(10,497)	-	(13,536)	-
Balance at end of period	$ 2,167	$ -	$ 2,167	$ -

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

Restricted Cash and Investments

As of December 31, 2016 and June 30, 2016, we had restricted cash and investments, with maturities of less than one year, of $367,000 and $367,000, respectively. Restricted cash and investments consisted of the following:

(In thousands)	December 31, 2016	June 30, 2016
Current assets
Certificates of deposit	$ 312	$ 312
Cash maintained to secure corporate credit card	55	55
Total	$ 367	$ 367

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

5.

Stock Based Compensation

For the three months ended December 31, 2016 and 2015, our consolidated statements of operations and comprehensive loss include $180,000 and $326,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards.  For the six month ended December 31, 2016 and 2015, our condensed consolidated statements of operations and comprehensive loss include $470,000 and $668,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards, as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(In thousands)	2016	2015	2016	2015
Cost of revenues	$ 12	$ 31	$ 37	$ 61
Research and development	25	46	47	130
Selling, general and administrative	143	249	386	477
Total	$ 180	$ 326	$ 470	$ 668

As of December 31, 2016, the total amount of unrecognized stock-based compensation expense was approximately $614,000, which will be recognized over a weighted average period of 1.47 years.

As of December 31, 2016, there were options outstanding to purchase 20,241,500 shares of our common stock at exercise prices ranging from $0.08 to $1.50.

6.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	December 31, 2016	June 30, 2016
Inventory deposit	$ 486	$ 109
Insurance	129	128
Bank fees	4	12
Other prepaid expenses	207	215
Total	$ 826	$ 464

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.

Inventories, net

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

(In thousands)	December 31, 2016	June 30, 2016
Raw materials	$ 7,479	$ 3,067
Work in progress	1,406	976
Finished goods	1,748	638
Total	$ 10,633	$ 4,681

As of December 31, 2016 and June 30, 2016, our reserves for excess and slow-moving inventories were $106,000 and $171,000, respectively.

8.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	December 31, 2016	June 30, 2016
Machinery and equipment	$ 538	$ 529
Computers and software	502	507
Furniture and fixtures	98	96
Leasehold improvements	191	178
Equipment under capital lease	94	94
Construction in progress	342	342
	1,765	1,746
Less: accumulated depreciation and amortization	933	872
Total	$ 832	$ 874

For the three months ended December 31, 2016 and 2015, depreciation expense was approximately $34,000 and $50,000, respectively.

For the six months ended December 31, 2016 and 2015, depreciation expense was approximately $77,000 and $104,000, respectively.

9.

Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	December 31, 2016	June 30, 2016
Current liabilities
Accrued interest	$ 13,646	$ 7,703
Accrued compensation and benefits	2,131	3,347
Accrued warranty costs	2,692	2,282
Accrued legal and accounting	3,898	533
Accrued taxes	78	106
Accrued dividends	397	-
Other accrued liabilities	970	1,210
Total	$ 23,812	$ 15,181

On January 16, 2015, Glenn D. Bolduc, resigned his positions as Chief Executive Officer and President of the Company), as well as his seat on the Company’s Board of Directors and his position as Chairman of the Board. In connection with and prior to Mr. Bolduc’s resignations, Mr. Bolduc entered into a Separation Agreement and Release (the “Separation Agreement”) with the Company.  The Separation Agreement provides that Mr. Bolduc’s resignation will be deemed an involuntary termination without cause pursuant to his Amended and Restated

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreement dated as of June 25, 2013.  In this regard, and subject to the terms contained in the Employment Agreement, Mr. Bolduc is entitled to receive: (i) annual base salary for 18 months on a regular payroll basis; (ii) a pro rata portion of any bonus earned in 2015; (iii) continuation of coverage under and contributions to health care, dental and life insurance benefits for a 12 month period; and (iv) transfer of any key man life insurance.  In connection with Mr. Bolduc’s resignation, we recorded a non-recurring charge of $725,000 in our consolidated statements of operations and comprehensive loss for the year ended June 30, 2015.  As of December 31, 2016 and June 30, 2016, $0 and $55,000, respectively, of separation benefits are included in accrued expenses in our condensed consolidated financial statements.

10.

Deferred Revenues – Current and Long-Term

Deferred revenues are recorded when we receive payments for product or services for which we have not yet completed our obligation to deliver product or have not completed services required by the contractual agreements.

As of December 31, 2016 and June 30, 2016, we had customer advance payment and extended warranty service agreements with maturities of less than one year, of $779,000 and $406,000, respectively, and extended warranty service agreements, with maturities of more than one year, of $451,000 and $479,000, respectively. Deferred revenues consisted of the following:

(In thousands)	December 31, 2016	June 30, 2016
Current liabilities
Customer advance payments	$ 282	$ 42
Extended warranty service agreements	497	364
Total	$ 779	$ 406

Long-term liabilities
Extended warranty service agreements	$ 451	$ 479
Total	$ 451	$ 479

11.

Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of December 31, 2016 and 2015, potentially dilutive shares are excluded from the earnings per share calculation, because their effect would be antidilutive. Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
Basic and diluted loss per share:
Numerator:
Net income (loss)	$ 1,590	$ (3,313)	$ (25,594)	$ (4,224)
Denominator:
Weighted average shares	79,875,620	78,528,620	79,767,287	77,367,787
Basic and diluted income (loss) per share	$ 0.02	$ (0.04)	$ (0.32)	$ (0.05)

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents excluded from the diluted earnings per share calculation for the three and six months ended December 31, 2016 and 2015, were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Common stock equivalents excluded
Stock options	85,324	556,561	315,368	686,859
Warrants	-	-	-	32,396
Convertible debt	69,858,383	39,800,000	77,777,723	39,800,000
Convertible preferred stock	-	-	27,456,640	-
	69,943,707	40,356,561	105,549,731	40,519,255

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

On May 4, 2015, we entered into an assignment agreement with DMRJ and Montsant Partners LLC (“Montsant”), wherein DMRJ assigned its rights, title and interest in the senior secured promissory note dated December 10, 2008 and appointed DMRJ as its collateral agent under the promissory note agreement.

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

SECURE POINT TECHNOLOGIES, INC.

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

SECURE POINT TECHNOLOGIES, INC.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

“blocker” provisions in lieu and in replacement of the similar provision that was added in the Articles of Amendment to the Restated Articles of Organization that was filed on July 18, 2016;

•

we agreed to issue to DMRJ a warrant to purchase 50,657,894 shares of our common stock (see Note 16 to the condensed consolidated financial statements), which warrant has expired since the Zapata acquisition was not consummated; and

•

DMRJ and Montsant waived any defaults from the failure of the effectiveness of the March 31, 2016 amendment.

As of December 31, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of December 31, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $9,129,000 and is included in current liabilities in the condensed consolidated financial statements.

As of December 31, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of December 31, 2016, our obligation to Montsant for accrued interest under this instrument approximated was $405,000.

As of February 13, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of February 13, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $10,012,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of February 13, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of February 13, 2017, our obligation to Montsant for accrued interest under this instrument approximated $502,000.

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

On March 19, 2015, we extended our credit agreement with BAM pursuant to which, amongst other matters, the interest rate increased to 16% per annum, commencing on April 1, 2015 and we extended the maturity date of our indebtedness from March 31, 2015 to March 31, 2016. The maturity of our indebtedness to BAM was automatically extended to October 30, 2016 as a result of the extension of the maturity date of our indebtedness to DMRJ and Montsant.  Due to the filing of the voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court we were deemed to be in default under our note purchase agreement with BAM and our interest rate was increased to 18.5% effective as of October 10, 2016.

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

SECURE POINT TECHNOLOGIES, INC.

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

As of December 31, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2016, our obligation under such notes for accrued interest amounted to approximately $4,113,000 and is included in current liabilities in the consolidated financial statements.

The total amount borrowed under the BAM senior secured promissory notes together with accrued interest were paid in full effective January 5, 2017 upon the closing of the Transaction with L-3.

Debtor-in-Possession Financing

In connection with the Chapter 11 filings, we filed a motion seeking the approval of the Bankruptcy Court for a super-priority senior secured loan of $5.7 million (the “Original DIP Loan”) between the Debtors and DIP SPV I, L.P., as the debtor-in-possession lender ( the “Original DIP Lender”) pursuant to a Senior Secured Super-priority debtor-in-possession Loan and Security Agreement entered into by the Debtors and the Original DIP Lender on October 10, 2016.  The Original DIP Loan would bear interest at 12% and shall pay a one-time closing fee of $199,500 on the closing date of the Original DIP Loan and an exit fee equal to $427,500, less any interest, other that default interest (which is at a rate of 24%), paid to the Original DIP Lender as of the termination date of the Original DIP Loan. The Original DIP Loan is payable in full upon the consummation of the sale under the Asset Purchase Agreement with L-3 or a sale to any other winning bidder in the Bankruptcy Court auction.  On October 13, 2016, we borrowed $1,500,000 under the Original DIP Loan.

The use of proceeds from the Original DIP Loan would be limited to working capital and other general corporate purposes consistent with the budget that the Company presented to the Original DIP Lender, including payment of costs and expenses related to the administration of the bankruptcy proceedings and payment of other expenses as approved by the Bankruptcy Court.

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 7, 2016 (the “Effective Date”), we entered into a replacement Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “New DIP Agreement”) with Tannor Partners Credit Fund, LP, the New DIP Lender, which DIP Agreement was approved by the Bankruptcy Court on an interim basis pursuant to an order dated as of the Effective Date for the initial loan amount of $5.7 million.  Under the New DIP Agreement, subject to the terms and conditions thereof, the New DIP Lender agreed to lend up to a total of $8.0 million to us, with the initial installment of $5.7 million payable upon the Bankruptcy Court entering the interim order for the New DIP Agreement and the remaining $2.3 million payable upon the Bankruptcy Court entering the final order for the New DIP Agreement.  On November 8, 2016, we borrowed $5,700,000 under the New DIP Agreement and borrowed an additional $2,300,000 on November 30, 2016. As of December 31, 2016 the total amount borrowed under the New DIP Agreement was $8,000,000, plus accrued interest of $0. Interest for the month ended December 31, 2016 was paid on December 30, 2016.

On or about December 8, 2016, New DIP Lender asserted that we were not in compliance with Section 7.1(a) of the New DIP Agreement, wherein the net cash receipts for the cumulative period commencing on November 7, 2016 and ending on November 30, 2016 were required be equal to or exceed 85% of the budgeted cash receipts amount (the “DIP Budget”), which event constituted an event of default under the New DIP Agreement.  Effective as of December 1, 2016 the interest rate under the New DIP Agreement increased 12.0% to 24.0%. Subject to the terms of a Stipulation and Order entered in the Bankruptcy Case, we agreed with the New DIP Lender to waive such asserted default in exchange for an agreement by us to pay an additional $96,000 of interest, which interest was not credited against the exit fee.

The total amount borrowed under the New DIP Agreement together with accrued interest was paid in full effective January 5, 2017 upon the closing of the Transaction with L-3.

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

SECURE POINT TECHNOLOGIES, INC.

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

On July 18, 2016, the Company adopted and filed Articles of Amendment to the Restated Articles of Organization of the Company (the “July 18 Preferred Stock Articles of Amendment”), pursuant to which the initial conversion price of the Series H Preferred Stock was reduced from $1,090 per share to $190 per share; and the “blocker” provisions of the Amended Series H Preferred Stock Series limiting the number of shares of the Common Stock to be issued upon the conversion of the applicable Amended Preferred Stock Series, when aggregated with the all other shares of Common Stock beneficially owned by the holder of such Amended Preferred Stock Series at that time, to 4.99% of the then issued and outstanding shares of the Common Stock outstanding at such time, which the Company purported to delete in the Articles of Amendment filed in connection with the Fourteenth Amendment, were reinserted.  In connection with such amendment, on July 20, 2016, DMRJ agreed to waive its rights under the September 2012 Note so that only $7,000,000 of the principal under the September 2012 Note would be convertible into shares of Series H Preferred Stock and the remaining balance would not be convertible.

Between August 11, 2016 and August 23, 2016, DMRJ converted $7,000,000 of principal into 7,000 Series H Preferred Stock shares, of which DMRJ assigned 4,401.54 shares of Series H Preferred Stock to Platinum Partners Value Arbitrage Fund LP and distributed 1,467.18 shares to ED&F Man Capital Markets Limited and 1,131.28 shares to Prime Capital (Bermuda) Limited.

As of December 31, 2016, 7,000 shares of Series H Convertible Preferred Stock were issued and outstanding.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Further, we adopted on July 20, 2016, and filed on July 21, 2016, Articles of Amendment to the Restated Articles of Organization of the Company (the “July 21 Preferred Stock Articles of Amendment”), pursuant to which each of the Amended Preferred Stock Series was corrected and amended to reinsert the “blocker” provisions of each Amended Preferred Stock Series limiting the number of shares of the Common Stock to be issued upon the conversion of the applicable Amended Preferred Stock Series, when aggregated with the all other shares of Common Stock beneficially owned by the holder of such Amended Preferred Stock Series at that time, to 4.99% of the then issued and outstanding shares of the Common Stock outstanding at such time, in lieu and in replacement of the similar provisions in the July 18 Preferred Stock Articles of Amendment.  In connection with such amendment, on July 20, 2016, DMRJ agreed to waive its rights under the February 2013 Note so that it would no longer be convertible into shares of Series I Preferred Stock.

As of December 31, 2016, there were no shares of Series I Preferred Stock or Series J Preferred Stock outstanding.

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

In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock.  A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the debt converts into. For the six months ended December 31, 2016 we recorded a non-cash interest charge of $9,217,000 in our condensed consolidated statements of operations.

Between August 11, 2016 and August 23, 2016, DMRJ converted $7,000,000 of principal into 7,000 Series H Convertible Preferred Stock shares, of which DMRJ assigned 4,401.54 shares of Series H Convertible Preferred Stock to Platinum Partners Value Arbitrage Fund LP and assigned 1,467.18 shares to ED&F Man Capital Markets Limited and 1,131.28 shares to Prime Capital (Bermuda) Limited.

Warrant Derivative Liability

Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in common stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. On July 20, 2016, we issued a warrant to purchase 50,657,894 shares of our common stock to DMRJ LLC at an exercise price of no lower than $0.19 per share with a five-year term, first exercisable on October 31, 2016. The specific exercise price shall be the higher of: (i) $0.19 per share; and (ii) in the event that we sell our existing business (which would not include any assets acquired by us) on or prior to October 31, 2016, the price in such sale.  This warrant has since expired since the Zapata acquisition was not consummated.

The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability – Fair Value Calculation
	July 20, 2016	September 30, 2016	December 31, 2016
Shares eligible to be purchased	50,657,894	50,657,894	50,657,894
Exercise price	$ 0.19	$ 0.19	$ 0.19
Stock price on date of measurement	$ 0.44	$ 0.37	$ 0.09
Expected volatility	61.9%	64.8%	81.1%
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	1.17%	1.13%	1.43%
Expected life (in years)	5.00	4.81	4.55
Fair value	$ 15,703,000	$ 12,664,000	$ 2,167,000

The warrant derivative liability was initially and is subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period.

As of the date of grant, we recorded a warrant derivative liability of $15,703,000 and will accrete the fair value of the warrant derivative liability to non-cash interest expense in our condensed consolidated statements of operations over the least of the warrant vesting period or duration of the new note conversion feature. For the six months ended December 31, 2016, we accreted $15,703,000 to non-cash interest expense in our condensed consolidated statement of operations, given the new note conversion amount was converted to shares of our Series H Convertible Preferred Stock in August 2016 (see Note 13 to our condensed consolidated financial statements).  For the three and six months ended December 31, 2016, we recorded a non-cash benefits of $10,497,000 and $13,536,000, respectively, in our consolidated statements of operations and comprehensive loss  to recognize the change in the fair value of the warrant as of that date. The fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense / income recognized for changes in the valuation of the warrants liability.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2016, there were options outstanding to purchase 20,241,500 shares of our common stock at exercise prices ranging from $0.08 to $1.50.

We issued no shares and 20,000 shares of common stock during the three months ended December 31, 2016 and 2015, respectively, as a result of the exercise of options by employees and consultants. We issued no shares and 83,000  shares of common stock during the six months ended December 31, 2016 and 2015, respectively, as a result of the exercise of options by employees and consultants.

Stock Purchase Warrants and Stock Issuances

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock.  The fair value of warrants issued is determined using the Black-Scholes option pricing model.

In May 2015 we entered into two advisory and consulting services agreements, which provided for the issuance of an aggregate of 2,200,000 shares of our common stock as payment. In June 2015, we issued 550,000 shares of common and the advisory and services agreements provide for the issuance of the remaining 1,650,000 shares in equal monthly installments of 110,000 shares commencing in September 2015. During the six months ended December 31, 2016, we issued 440,000 shares of common stock having a value of $183,000 to these two advisors for services rendered under the advisory and consulting services agreement and issued 50,000 shares of our common stock to a third advisor having a value of $20,000.

As of December 31, 2016, there were warrants outstanding to purchase 52,832,894, shares of our common stock at exercise prices ranging from $0.19 to $1.22 expiring at various dates between May 1, 2017 and October 20, 2021.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2016, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$ 115,701	$ 1,615	2022 to 2036
State	$ 81,872	$ 1,099	2017 to 2036

We have recorded a full valuation allowance against our net deferred tax assets of $52,892,000 as of December 31, 2016, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

The sale of our explosives trace detection assets, constituting our entire business, to L-3 for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment (the “Transaction”) will result in the recognition of a taxable gain of approximately $100 million. We have engaged a consulting firm to perform a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382 of the Code, but we believe that it is likely that an ownership change has occurred.  If we have experienced an ownership change, utilization of the NOL, AMT and R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of our common stock at the time of the

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required.  Any such limitation may result in the expiration of a portion of the NOL, AMT or R&D credit carryforwards before utilization.  Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC 740.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance.  Due to the existence of the valuation allowance, it is not expected that any potential limitation will have a material impact on our operating results.

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

For the six months ended December 31, 2016 and 2015, we provided for no taxes in our consolidated statement of operations as we have significant net loss carryforwards.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

17.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on June 30, 2020.  Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility.  We leased research and office space in San Diego, California and leased 300 square feet of office space in Shanghai, China.   On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies.  We have exited from our leases in San Diego, CA and Shanghai, China in November 2015. Total rent expense, including assessments for maintenance and real estate taxes for the six months ended December 31, 2016 and 2015, was $367,000 and $363,000, respectively.   On January 5, 2017, in connection with the closing of the Transaction with L-3, L-3 assumed our obligations under the Wilmington, Massachusetts lease.

License Agreements

We are obligated under one license agreement, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and narcotic applications. The license agreement expired on September 30, 2016 and as of December 31, 2016 we have no obligation under this license agreement for future minimum guaranteed payments.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 10, 2016, in connection with entering into the Asset Purchase Agreement with L-3, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.

On November 21, 2016, the LOI with Zapata was terminated and Zapata filed a claim  seeking a breakup fee related to the cancellation of the acquisition.  The Company disputes any payment obligations it may have to Zapata in connection with the LOI or the termination thereof.

We are not currently a party to any other legal proceedings, other than routine litigation incidental to our business that which we believe will not have a material effect on our business, assets or results of operations.  From time to time, we are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities and in connection with the Chapter 11 cases.  Each of these matters may be subject to various uncertainties.

20.

Subsequent Events

Sale of Explosives Detector Assets, Bankruptcy Filing and Court Order Authorizing Sale

On October 10, 2016, we and our subsidiaries entered into an asset purchase agreement (as amended, the “Asset Purchase Agreement”) with L-3 Communications Corporation (“L-3”) to sell our explosives trace detection assets, constituting our entire business, to L-3 for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment (the “Transaction”).  The Asset Purchase Agreement constituted a “stalking horse bid” in a sale process that was conducted under Section 363 of the U.S. Bankruptcy Code (the “Bankruptcy Code”).    In connection with the Asset Purchase Agreement, on October 10, 2016, the Company and its subsidiaries IMX Acquisition Corp., C Acquisition Corp. and Accurel Systems International Corp. (together with the Company, the “Debtors”) filed voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  After the filings, we continued to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  On the petition date, we filed several motions with the Bankruptcy Court, including a motion to have the Chapter 11 cases jointly administered.

On December 16, 2016, after the completion of the auction process in accordance with the requirements of the Bankruptcy Code, the Bankruptcy Court issued an order authorizing the Transaction with L-3 under Section 363 of the Bankruptcy Code.

On January 5, 2017, the closing of the Transaction occurred and L-3 acquired substantially all the assets of the Debtors.  In connection with the closing of the Transaction, on January 5, 2017, each of Drs. William J. McGann and Darryl Jones, Messrs. Roger Deschenes and Todd Silvestri and Ms. Brenda L. Baron resigned from their positions as executive officers and employees of the Company, and Dr. William J. McGann resigned from his position as a member of the Company’s board of directors.  Also in connection with the closing of the Transaction, on January 5, 2017, the Company filed Articles of Amendment to the Company’s Articles of Organization in the State of Massachusetts to change the Company’s name to Secure Point Technologies, Inc.

On the closing date of the Transaction, Robert Liscouski took over as President and the senior executive of the company and remains serving as a Director of the Company along with the other two remaining board members, Michael Turmelle (Chairman) and James Simon.  Effective January 9, 2017, the Company entered into a service agreement with Christopher Roberts, pursuant to which Mr. Roberts agreed to assist in the preparation of the Company’s financial statements and provide related services. In connection therewith, on January 9, 2017, the board of directors of the Company appointed Mr. Roberts as the chief financial officer of the Company.

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debtor-in-Possession Financing

In connection with the Chapter 11 filings, we filed a motion seeking the approval of the Bankruptcy Court for a super-priority senior secured loan of $5.7 million (the “Original DIP Loan”) between the Debtors and DIP SPV I, L.P., as the debtor-in–possession lender ( the “Original DIP Lender”) pursuant to a Senior Secured Super-Priority Debtor-in-Possession Loan and Security Agreement entered into by the Debtors and the Original DIP Lender on October 10, 2016 (as amended on November 3, 2016, the “Original DIP Agreement”).  The Original DIP Loan would bear interest at 12% and included a one-time closing fee of $199,500 on the closing date of the Original DIP Loan and an exit fee equal to $427,500, less any interest, other that default interest (which is at a rate of 24%), paid to the Original DIP Lender as of the termination date of the Original DIP Loan. The Original DIP Loan was payable in full upon the consummation of the sale under the Asset Purchase Agreement with L-3 or a sale to any other winning bidder in the Bankruptcy Court auction.  On October 13, 2016, we borrowed $1,500,000 under the Original DIP Loan.

The use of proceeds from the Original DIP Loan were limited to working capital and other general corporate purposes consistent with the budget that the Company presented to the Original DIP Lender, including payment of costs and expenses related to the administration of the bankruptcy proceedings and payment of other expenses as approved by the Bankruptcy Court.

On November 7, 2016, as a result of an auction process run in accordance with the requirements of the Bankruptcy Code, the Debtors terminated the Original DIP Agreement and entered into a replacement Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “New DIP Agreement”) with Tannor Partners Credit Fund, LP (the “New DIP Lender”), which New DIP Agreement was approved by the Bankruptcy Court on an interim basis pursuant to an order dated as of November 7, 2016 for the initial loan amount of $5,700,000.  Under the New DIP Agreement, subject to the terms and conditions thereof, the New DIP Lender lent up to a total of $8.0 million to the Borrowers, with the initial installment of $5,700,000 paid upon the Bankruptcy Court entering the interim order for the New DIP Agreement and the remaining $2.3 million paid upon the Bankruptcy Court entering the final order for the New DIP Agreement.  The New DIP Agreement was substantially identical to the Original DIP Agreement, except for the amounts of the closing fee and the exit fee, which was $35,000 and $425,000 (minus any interest other than default interest), respectively.  On November 8, 2016, we borrowed $5,700,000 under the New DIP Agreement and borrowed an additional $2,300,000 on November 30, 2016.  In connection with the termination of the Original DIP Agreement, the Company paid $1,610,769 to the Original DIP Lender and its advisors to satisfy outstanding obligations under the Original DIP Agreement, including $74,354 for expense reimbursement for the Original DIP Lender’s advisors.

On or about December 8, 2016, New DIP Lender asserted that we were not in compliance with Section 7.1(a) of the New DIP Agreement, wherein the net cash receipts for the cumulative period commencing on November 7, 2016 and ending on November 30, 2016 were required be equal to or exceed 85% of the budgeted cash receipts amount (the “DIP Budget”), which event constituted an event of default under the New DIP Agreement.  Effective as of December 1, 2016 the interest rate under the New DIP Agreement increased 12.0% to 24.0%. Subject to the terms of a Stipulation and Order entered in the Bankruptcy Case, we agreed with the New DIP Lender to waive such asserted default in exchange for an agreement by us to pay an additional $96,000 of interest, which interest was not credited against the exit fee.

The total amounts borrowed under the New DIP Agreement together with accrued interest were paid in full effective January 5, 2017 upon the closing of the Transaction with L-3.

Christopher Roberts Service Agreement and Appointment as Chief Financial Officer

Effective January 9, 2017, the Company entered into a service agreement with Christopher Roberts, pursuant to which Mr. Roberts agreed to assist in the preparation of the Company’s financial statements and provide related services. In connection therewith, on January 9, 2017, the board of directors of the Company appointed Mr. Roberts as the chief financial officer of the Company.

Change of Address

Effective February 1, 2017, the Company changed its address to 215 Depot Ct. SE, Leesburg, VA 20175.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying condensed consolidated financial statements and provides additional information on Secure Point Technologies, Inc.’s (“Secure Point” or the “Company’) business, current developments, financial condition, cash flows and results of operations.

When we say “we,” “us,” “our,” “Company,” or “Secure Point,” we mean Secure Point Technologies, Inc. and its subsidiaries.

Please see our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for a complete description of our business.

Overview

Secure Point Technologies, Inc. (formerly known as Implant Sciences Corporation), up until the time of the sale of its business to L-3 pursuant to the Transaction in January 2017, provided systems and sensors for the homeland security market and related industries. A variety of technologies are currently used worldwide in security and inspection applications. In broad terms, the technologies focus on detection in two major categories: (i) the detection of “bulk” contraband, which includes materials that would be visible to the eye, such as weapons, explosives, narcotics and chemical agents; and (ii) the detection of “trace” amounts of contraband, which includes trace particles or vapors of explosives, narcotics and chemical agents. Technologies used in the detection of “bulk” materials include computed tomography, transmission and backscatter x-ray, metal detection, trace detection and x-ray, gamma-ray, passive millimeter wave, and neutron analysis. Trace detection techniques used include mass spectrometry, gas chromatography, chemical luminescence, and ion mobility spectrometry.

Prior to the closing of the Transaction, we developed proprietary technologies used in explosives and narcotics trace detection (“ETD” and “NTD”, respectively) applications and market and sold handheld ETD and desktop ETD and NTD systems that used our proprietary technologies. Our products were marketed and sold to a growing number of locations domestically and internationally. These systems are used by private companies and government agencies to screen baggage, cargo, other objects and people for the detection of trace amounts of explosives and narcotics.

A significant component of our ability to compete in the markets that we served was the attainment of regulatory approvals.  We have undertaken considerable efforts in the past twelve to eighteen months in this regard and achieved the following regulatory approvals and customer orders:

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

•

On November 10, 2014, we entered into an Indefinite Delivery / Indefinite Quantity (“IDIQ”) contract with the United States Transportation Security Administration (“TSA”) for our QS-B220 desktop explosives trace detectors. The IDIQ, a necessary prerequisite for competing for TSA’s annual trace detection procurements and establishes contract terms under which the TSA could purchase up to $162 million of equipment and services.   This contract  was transferred to L-3 as part of the Transaction.

•

On November 10, 2014, we received an initial delivery order from the TSA for 1,170 QS-B220 desktop explosives trace detectors.

We have taken significant strategic actions in the past eighteen months as well:

•

On December 3, 2015, we announced that our Board of Directors authorized management to retain financial advisors to explore strategic alternatives to maximize shareholder value.

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

•

On July 18, 2016, we entered into a non-binding Letter of Intent (the “LOI”) with Zapata Industries SAS (“Zapata”), pursuant to which the we intended to acquire all the issued and outstanding shares of Zapata, or all of Zapata’s business, excluding inventory (with the our having the right to purchase all or a portion of the inventory of Zapata at cost), in exchange for (i) a number of shares of our common stock, par value $0.001 per share, (the “Common Stock”) equal to 60% of the total issued and outstanding shares of Common Stock on a fully-diluted basis (treating any preferred stock on an as converted basis and any warrants on an as exercised basis), (ii) $15,000,000 in cash and (iii) warrants to purchase 50,657,984 shares of Common Stock at an exercise price of $1.50 per share with a four-year term. We terminated the Zapata LOI on November 21, 2016.   On November 21, 2016, after performing due diligence on Zapata Industries, the Board of Directors voted against pursuing the acquisition due to Zapata Industries inability to comply with the elements of the LOI. .  Zapata has filed a claim in the Chapter 11 Bankruptcy for a breakup fee related to the cancelation of the acquisition.  The Company disputes any payment obligations it may have to Zapata in connection with the LOI or the termination thereof.

•

On September 13, 2016, we received a delivery order from the TSA for 1,353 QS-B220 desktop explosives trace detectors, with options to increase the delivery order quantity to 3,426 QS-B220 systems. The contract value, including options, aggregates to $71.3 million.

•

On October 10, 2016, we and our subsidiaries entered into an asset purchase agreement to sell our explosives trace detection assets to L-3 Communications Corporation for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment. In connection with the Transaction, on October 10, 2016, Secure Point Technologies, Inc. and its subsidiaries IMX Acquisition Corp., C Acquisition Corp. and Accurel Systems International Corp. (together with the Company, the “Debtors”) filed voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

•

On December 16, 2016, after completion of the auction process in accordance  with the requirements of the Bankruptcy Code, the Bankruptcy Court issued an order authorizing the sale of substantially all of our assets free and clear of liens, claims, encumbrances and other interests; authorized and approved our performance under the asset purchase agreement entered into with L-3; approved the assumption and assignment of certain of our contracts and unexpired leases.  In conjunction with this order, on December 16, 2016, we amended the asset purchase agreement with L-3 whereby both parties agreed that the closing date would be January 5, 2017.

•

On January 5, 2017, the closing of the Transaction occurred and L-3 acquired substantially all the assets of the Debtors.  In connection with the closing of the Transaction, on January 5, 2017, each of Dr. William J. McGann, Darryl Jones, Roger Deschenes, Todd Silvestri and Brenda L. Baron resigned from their positions as executive officers and employees of the Company, and Dr. William J. McGann resigned from his position as a member of the Company’s board of directors.  Also in connection with the closing of the Transaction, on January 5, 2017, the Company filed Articles of Amendment to the Company’s Articles of Organization in the State of Massachusetts to change the Company’s name to Secure Point Technologies, Inc.

•

Effective January 5, 2017, Robert Liscouski, assumed the position of President of Secure Point Technologies and remains serving as a Director of the Company along with the other two remaining board members, Michael Turmelle (Chairman) and James Simon.  Effective January 9, 2017, the Company entered into a service agreement with Christopher Roberts, pursuant to which Mr. Roberts agreed to assist in the preparation of the Company’s financial statements and provide related services. In connection therewith, on January 9, 2017, the board of directors of the Company appointed Mr. Roberts as the chief financial officer of the Company.

•

Effective as of February 1, 2017, the Company changed its address to 215 Depot Ct. SE, Leesburg, VA 20175.

At the present time, we are a shell company with no operations.  The Board of Directors is committed to satisfying all legitimate claims in accordance with the bankruptcy process and are committed to providing optionality to the shareholders to maximize shareholder value.  We are actively considering various acquisition targets and other business opportunities that will be presented to the shareholders for a vote in accordance with the legal procedures provided by the bankruptcy court.  Optionality includes the potential acquisition one or more operating businesses or consummate a business opportunity within the next twelve months. However, we cannot guarantee that we will successfully consummate an acquisition or other business opportunity within such timeframe, or at all.

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

Results of Operations

Three Months Ended December 31, 2016 vs. December 31, 2015

Revenues

	For the Three Months Ended December 31, 2016		For the Three Months Ended December 31, 2015
(In thousands)	Amount	Mix	Amount	Mix	Change
Product
QS-B220	$ 6,272	72.7%	$ 7,557	73.4%	(17.0%)
QS-H150	697	8.1%	1,725	16.8%	(59.6%)
Parts and supplies	1,399	16.2%	879	8.5%	59.2%
	8,368	97.0%	$ 10,161	98.7%	(17.6%)
Services	257	3.0%	131	1.3%	96.2%
Total	$ 8,625	100.0%	$ 10,292	100.0%	(16.2%)

Revenues for the three months ended December 31, 2016 were $8,625,000 as compared with $10,292,000 for the comparable prior year period, a decrease of $1,667,000, or 16.2%. The decrease in revenue is due primarily to a 7.5% decrease in the number of QS-B220 desktop units sold and a 59.1% decrease in the number of QS-H150 handheld units sold in the three months ended December 31, 2016, due to decreased shipments to European airports, decreased shipments to Asia and lower non-US government shipments in the current three month period. The decrease in sales of our QS-B220 desktop systems were further impacted by a 10.2% decrease in the average unit sales prices, which resulted in a 17.0% decrease in QS-B220 revenues. Sales of our QS-B220 were favorably impacted in the comparable prior period due the European Civil Aviation Conference (“ECAC”) Common Evaluation Process of Security Equipment for airport checkpoint screening of passengers and baggage, which mandated the installation of ETD equipment in larger international airports by no later than September 1, 2015. Factors impacting our average unit sales prices are mainly due to the competitive market conditions in Europe and Asia, increased sales to agencies of the U.S. Government and foreign government agencies, offset partially by a decrease in early payment discounts to certain distributors to hasten collection of our accounts receivable, which discounts amounted to $97,000 in the three months ended December 31, 2015.

Sales of our QS-H150 handheld systems decreased 59.6% in the three months ended December 31, 2016, due to a 59.1% decrease in the number of QS-H150 handheld units sold in the three months ended December 31, 2016, compared to the prior period, due to increased shipments to Asia and Africa, and to a lesser extent by a 1.1% decrease in the average unit sales prices.

Sales of parts and supplies increased 59.2% in the three months ended December 31, 2016, due primarily to increased sales of consumables and other supplies due to the increased QS-B220 install base, in the current three month period.

Service revenues increased 96.2% in the three months ended December 31, 2016, due to commencement of service revenues under our initial delivery order with the TSA. Included in the prior comparable period were service revenues related to system improvements and training related documentation required under the TSA delivery order. During the three months ended December 31, 2016, we commenced activities under a cost-plus fixed-fee contract with the U.S. Department of Homeland Security (“DHS”), effective on August 24, 2016, to develop next generation explosives trace detection screening systems.

Competitive market conditions are expected to continue to have a negative impact on our average unit sales prices for the foreseeable future.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2016 was $5,720,000 as compared with $6,439,000 for the comparable prior year period, a decrease of $719,000 or 11.2%. The decrease in cost of revenues recorded in the three months ended December 31, 2016 is primarily due to decreased unit sales of our QS-B220 desktop units, and our QS-H150 handheld units.

Gross Margin

Gross margin for the three months ended December 31, 2016 was $2,905,000 or 33.7% of revenues as compared with $3,853,000 or 37.4% of revenues for the comparable prior year period. The decrease in gross margin as a percent of revenues is primarily due to a 10.2% decrease in the average unit sales price on sales of our QS-B220 in the current three month period, due to competitive market conditions in Europe and Asia, increased sales to agencies of the U.S. Government and foreign government agencies at lower average unit sales prices, a 1.1% decrease in the average unit sales price on sales of our QS-H150 units, decreased manufacturing overhead absorption due to decreased QS-B220 unit volume and QS-H150 unit volume,  and lower margins under a cost-plus fixed-fee contract with the U.S. Department of Homeland Security.

Research and Development Expense

Research and development expense for the three months ended December 31, 2016 was $876,000 as compared with $901,000 for the comparable prior year period, a decrease of $25,000 or 2.8%. The decrease in research and development expense is primarily due to the reclassification of $139,000 of research and development expense incurred under a cost-plus fixed-fee contract with the DHS to cost of revenues, a $62,000 decrease in stock-based compensation and a $35,000 decrease in travel costs, partially offset by a $107,000 increase in payroll and related fringe benefits expenses and a $26,000 increase in the cost of regulatory filing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2016 were $7,510,000 as compared with $3,718,000 for the comparable prior year period, an increase of $3,792,000, or 102.0%. The increase in selling, general and administrative expenses is due primarily to a $4,401,000 increase in legal fees and expenses attributable to the negotiation and execution of the asset purchase agreement with L-3, and legal fees incurred with respect to the voluntary relief petitions filed under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, a $73,000 increase in travel expenses incurred to support QS-B220 system installations with the TSA, a $59,000 increase in bank fees due to increased credit card processing fees on increased consumable product revenues, offset partially by a $178,000 decreased in variable selling expenses, due to decreased revenues, a $106,000 decrease in stock-based compensation on employee stock options, and a $337,000 decrease in payroll and benefit costs, due to the provision of $485,000 for incentive compensation recorded in the comparable prior period.

Other Expense and Other  Income

For the three months ended December 31, 2016, other income was $7,071,000 as compared with other expense of $2,547,000 for the comparable prior year period, an increase of $9,618,000.  For the three months ended December 31, 2016 interest expense increased $879,000 to $3,426,000.  For the three months ended December 31, 2016, we recorded a non-cash benefit of $10,497,000 to adjust the fair value of the warrant derivative liability as of that date.

Interest expense on our debt obligations increased $879,000 to $3,426,000 in the three months ended December 31, 2016 from $2,547,000 in the prior year, due to higher borrowings under our credit facility with DMRJ, due to the

March 31, 2016, amendment to our credit facility with DMRJ and Montsant whereby we further amended each of our credit instruments with DMRJ and Montsant, which were entered into on April 6, 2016 and effective March 31, 2016, pursuant to which we agreed to prepay the interest due on each of the March 2009 Note, the September 2012 Note and the February 2013 Notes from the date of the amendment through June 30, 2016 by increasing the outstanding aggregate principal amount under each such Note, which increased the aggregate principal balance owed to DMRJ by $14,593,000 and, borrowings under the debtor-in-possession financing, which was inclusive of $83,000 of default interest.

Net Income (Loss)

Our net income for the three months ended December 31, 2016 was $1,590,000 as compared with a net loss of $3,313,000 for the comparable prior year period, an increase of $4,903,000. The increase in net income is primarily due to the non-cash benefit of $10,497,000 recorded to adjust the fair value of the warrant derivative liability, offset partially by decreased revenues and gross margin, increase in SG&A expense recorded in the current period, and an increase in interest expense.

Six Months Ended December 31, 2016 vs. December 31, 2015

Revenues

	For the Six Months Ended December 31, 2016		For the Six Months Ended December 31, 2015
(In thousands)	Amount	Mix	Amount	Mix	Change
QS-B220	$ 12,049	72.2%	$ 20,048	81.2%	(39.9%)
QS-H150	1,687	10.1%	2,412	9.8%	(30.0%)
Parts and supplies	2,523	15.1%	1,525	6.2%	65.4%
	16,259	97.4%	23,985	97.2%	(32.2%)
Services	428	2.6%	700	2.8%	(38.9%)
Total	$ 16,687	100.0%	$ 24,685	100.0%	(32.4%)

Revenues for the six months ended December 31, 2016 were $16,687,000 as compared with $24,685,000 for the comparable prior year period, a decrease of $7,998,000 or 32.4%. The decrease in revenue is due primarily to a 31.2% decrease in the number of QS-B220 desktop units sold during the six months ended December 31, 2016, due primarily to decreased shipments to Europe due the fulfillment of customer delivery requirements in the comparable prior period to comply with the European Civil Aviation Conference (“ECAC”) Common Evaluation Process of Security Equipment mandate for airport checkpoint screening of passengers and baggage, and to a lesser extent, decreased shipment to Asia, Africa, South America and non-US government domestic shipments in the current six month period.  The average unit sales prices for the QS-B220 decreased 12.6% in the six months ended December 31, 2016, which when combined with the unit volume decrease, resulted in a 39.9% decrease in QS-B220 revenues. Factors impacting our average unit sales prices are mainly due to the competitive market conditions in Europe and Asia, offset partially by a decrease in early payment discounts to certain distributors to hasten collection of our accounts receivable, which discounts amounted to $307,000 in the six months ended December 31, 2015.

Sales of our QS-H150 handheld systems decreased 30.0% in the six months ended December 31, 2016, due to a 29.4% decrease in the number of QS-H150 handheld units sold in the six months ended December 31, 2016, compared to the prior period, due to decreased shipments to Asia and Africa and, to a lesser extent, by a 0.9% decrease in the average unit sales prices.

Sales of parts and supplies increased by $999,000 to $2,523,000 from $1,525,000, or 65.4%, in the six months ended December 31, 2016, due primarily to increased sales of consumables and other supplies that shipped due to the increased installed base of QS-B220 desktop units.

Service revenues decreased 38.9% in the six months ended December 31, 2016, due to commencement of service revenues under our initial delivery order with the TSA. Included in the prior comparable period were service revenues related to system improvements and training related documentation required under the TSA delivery order. The decrease in service revenues was partially offset, during the three months ended December 31, 2016, by revenues recognized due to the commencement of activities under a cost-plus fixed-fee contract with the U.S. Department of Homeland Security (“DHS”), effective on August 24, 2016, to develop next generation explosives trace detection screening systems.

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

Cost of Revenues

Cost of revenues for the six months ended December 31, 2016 were $11,310,000 as compared with $14,575,000 for the comparable prior year period, a decrease of $3,265,000 or  22.4%. The decrease in cost of revenues recorded in the six months ended December 31, 2016 is primarily due to decreased unit sales of our QS-B220 desktop units and, to a lesser extent, decreased unit sales of our QS-H150 handheld units.

Gross Margin

Gross margin for the six months ended December 31, 2016 was $5,377,000 or 32.2 % of revenues as compared with $10,110,000 or 41.0% of revenues for the comparable prior year period. The decrease in gross margin as a percent of revenues is primarily due to a 12.6% decrease in the average unit sales price on sales of our QS-B220 in the current six month period, due to competitive market conditions in Europe and Asia, increased sales to agencies of the U.S. Government and foreign government agencies at lower average unit sales prices, decreased manufacturing overhead absorption, due to decreased QS-B220 unit volume, by a 0.9% decrease in the average unit sales price on sales of our QS-H150 units and lower margins under a cost-plus fixed-fee contract with the U.S. Department of Homeland Security.

Research and Development Expense

Research and development expense for the six months ended December 31, 2016 was $1,857,000 as compared with $1,984,000 for the comparable prior year period, a decrease of $127,000 or 6.4%. The decrease in research and development expense is primarily due to a the reclassification of $139,000 of research and development expense incurred under a cost-plus fixed-fee contract with the DHS to cost of revenue, an $86,000 decrease in stock-based compensation and a $61,000 decrease in travel expenses. These decreases are partially offset by an $186,000 increase in payroll and related fringe benefit expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2016 were $11,275,000 as compared with $7,256,000 for the comparable prior year period, an increase of $4,019,000 or 55.4%. The increase in selling, general and administrative expenses is due primarily to a $4,841,000 increase in legal fees and expenses attributable to the negotiation and execution of the asset purchase agreement with L-3, and legal fees incurred with respect to the voluntary relief petitions filed under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware and plaintiff’s counsel fee and expenses, resulting from the Miller litigation, a $525,000 increase in consulting expenses due to the issuance of shares of our common stock to two advisors for services rendered under the advisory and consulting services agreements, a $109,000 increase in bank fees associated with increased credit card processing fees due to increased consumable revenues, a $151,000 increase in travel expense incurred to support domestic QS-B220 system installations, a $41,000 increase in bad debt expense, and a $52,000 increase in rent expense, offset in part by a $930,000 decrease in payroll and benefit costs due to the provision of $960,000 for  incentive compensation and a $200,000 sign on bonus for Mr. Liscouski, our President, in the comparable prior year period a $91,000 decrease in stock-based compensation on employee stock options, and a $503,000 decrease in sales commissions due to decreased revenues.

Other Expense

For the six months ended December 31, 2016, other expense was $17,839,000 as compared with other expense of $5,094,000 for the comparable prior year period, an increase of $12,745,000. The increase is due to increased interest expense on higher borrowings under our credit facilities with DMRJ and the debtor-in-possession credit facility, and, to a lesser extent, the 1% increase in the BAM interest rate which took effect on April 1, 2016.    For the six months ended December 31, 2016 interest expense increased $26,281,000 to $31,375,000  from $5,094,000 in the prior year, due to higher borrowings under our credit facility with DMRJ, due to the March 31, 2016, amendment to our credit facility with DMRJ and Montsant whereby we further amended each of our credit instruments with DMRJ and Montsant, which were entered into on April 6, 2016 and effective March 31, 2016, pursuant to which we agreed to prepay the interest due on each of the March 2009 Note, the September 2012 Note and the February 2013 Notes from the date of the amendment through June 30, 2016 by increasing the outstanding aggregate principal amount under each such Note which increased the aggregate principal balance owed to DMRJ by $14,593,000 and, borrowings under the debtor-in-possession financing, which was inclusive of $83,000 of default interest, interest incurred under our borrowings with the debtor-in-possession credit facility and, to a lesser extent, interest incurred under our Purchase Agreement with RCA.

We recorded non-cash interest charges of $9,217,000 and $15,703,000 in our condensed consolidated statements of operations for the six months ended December 31, 2016 on the note conversion beneficial conversion feature and warrant derivative liability, respectively, both of which are related to our July 20, 2016 amendment to our credit facility with DMRJ and Montsant. For the six months ended December 31, 2016, we recorded a non-cash benefit of $13,536,000 to adjust the fair value of the warrant derivative liability as of that date.

Net Loss

Our net loss for the six months ended December 31, 2016 was $25,594,000 as compared with a net loss of $4,224,000 for the comparable prior year period, an increase of $21,370,000 or 505.9%. The increase in the net loss is primarily due to the non-cash interest charges recorded on the note conversion beneficial conversion feature and warrant derivative liability, decreased revenues and gross margin, an increase in legal expense recorded in the current period associated with the sale of our assets and the voluntary relief petitions filed under Chapter 11, and an increase in interest expense, offset partially the non-cash benefit of $13,536,000 recorded to adjust the fair value of the warrant derivative liability.

Liquidity and Capital Resources

As of December 31, 2016 and June 30, 2016, we had cash and cash equivalents of $3,354,000 and $1,338,000, respectively.

In connection with the Chapter 11 filings, we filed a motion seeking the approval of the Bankruptcy Court for a super-priority senior secured loan of $5.7 million (the “Original DIP Loan”) between the Debtors and DIP SPV I, L.P., as the debtor-in-possession lender (the “Original DIP Lender”) pursuant to a Senior Secured Super-Priority Debtor-in-Possession Loan and Security Agreement entered into by the Debtors and the Original DIP Lender on October 10, 2016 (as amended on November, 3, 2016, the “Original DIP Agreement”).  The Original DIP Loan would bear interest at 12% and included a one-time closing fee of $199,500 on the closing date of the Original DIP Loan and an exit fee equal to $427,500, less any interest, other that default interest (which was at a rate of 24%), paid to the Original DIP Lender as of the termination date of the Original DIP Loan. The Original DIP Loan was payable in full upon the consummation of the sale under the Purchase Agreement with L-3 or a sale to any other winning bidder in the Bankruptcy Court auction.  On October 13, 2016, we borrowed $1,500,000 under the Original DIP Loan.

On November 7, 2016, as a result of an auction process run in accordance with the requirements of the Bankruptcy Code, the Debtors terminated the Original DIP Agreement and entered into a replacement Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “New DIP Agreement”) with Tannor Partners Credit Fund, LP (the “New DIP Lender”), which New DIP Agreement was approved by the Bankruptcy Court on an interim basis pursuant to an order dated as of November 7, 2016 for the initial loan amount of $5,700,000.  Under the New DIP Agreement, subject to the terms and conditions thereof, the New DIP Lender lent up to a total of $8.0 million to the Borrowers, with the initial installment of $5,700,000 paid upon the Bankruptcy Court entering the interim order for the New DIP Agreement and the remaining $2,300,000 paid upon the Bankruptcy Court entering the final order for the New DIP Agreement.  The New DIP Agreement was substantially identical to the Original DIP Agreement, except for the amounts of the closing fee and the exit fee, which was $35,000 and $425,000 (minus any interest other than default interest), respectively.  On November 8, 2016, we borrowed $5,700,000 under the New DIP Agreement and borrowed an additional $2,300,000 on November 30, 2016.  In connection with the termination of the Original DIP Agreement, the Company paid $1,610,769 to the Original DIP Lender and its advisors to satisfy outstanding obligations under the Original DIP Agreement, including $74,354 for expense reimbursement for the Original DIP Lender’s advisors.

On or about December 8, 2016, New DIP Lender asserted that we were not in compliance with Section 7.1(a) of the New DIP Agreement, wherein the net cash receipts for the cumulative period commencing on November 7, 2016 and ending on November 30, 2016 were required be equal to or exceed 85% of the budgeted cash receipts amount (the “DIP Budget”), which event constituted an event of default under the New DIP Agreement.  Effective as of December 1, 2016 the interest rate under the New DIP Agreement increased 12.0% to 24.0%. Subject to the terms of a Stipulation and Order entered in the Bankruptcy Case, we agreed with the New DIP Lender to waive such asserted default in exchange for an agreement by us to pay an additional $96,000 of interest, which interest was not credited against the exit fee.

The total amount borrowed under the New DIP Agreement together with accrued interest were paid in full effective January 5, 2017, upon the closing of the Transaction with L-3.

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

Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of December 31, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of December 31, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $9,129,000 and is included in current liabilities in the consolidated financial statements.

As of December 31, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of December 31, 2016, our obligation to Montsant for accrued interest under this instrument was approximately $405,000.

As of February 13, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of February 13, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $10,012,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of February 13, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of February 13, 2017, our obligation to Montsant for accrued interest under this instrument approximated $502,000.

Our obligations to a group of institutional investors for which BAM acts as administrative agent are secured by security interests in substantially all of our assets. As of December 31, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2016, our obligation under such notes for accrued interest amounted to approximately $4,113,000 and is included in current liabilities in the consolidated financial statements.

As of December 31, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2016, our obligation under such notes for accrued interest amounted to approximately $4,113,000.

The total amount borrowed under the BAM senior secured promissory notes together with accrued interest were paid in full effective January 5, 2017 upon the closing of the Transaction with L-3.

Each of these notes and the credit facility are described in Note 12 to the condensed consolidated financial statements, accompanying this Quarterly Report.

During the six months ended December 31, 2016, we had net cash outflows of $5,916,000 from operating activities as compared to net cash outflows from operating activities of $1,373,000 for the comparable prior year period. The $4,543,000 increase in net cash outflows used in operating activities during the six months ended December 31, 2016, as compared to the prior year period, was due to the following changes in working capital: (i) a $3,283,000 decrease in accounts receivable, compared to a $5,237,000 increase in the prior period, due to decreased product shipments during the latter part of the quarter ended December 31, 2016; (ii) a $5,952,000 increase in inventories compared to a $1,479,000 increase in the prior period, due primarily to increased inventory procured during the three months ended December 31, 2016 to comply with the terms of the Asset Purchase Agreement with L-3; (iii) an increase in accrued expenses of $8,249,000, compared to a $7,885,000 increase in the prior period, by an increase in accrued expenses in the prior period, an increase in our accrued interest due to higher borrowings under our credit facilities with DMRJ and the increase in the BAM interest rate and increased legal fees, offset partially by decreased provisions for incentive compensation recorded in the six months ended December 31, 2016;  (iv) a $345,000 increase in deferred revenue, compared to a $1,854,000 decrease in deferred revenue in the prior year period, due primarily to the application of ECAC customer advance deposits received in the quarter ended June 30, 2015, against accounts receivables resulting from shipments in the six months ended December 31, 2015; and, (v) a $1,704,000 increase in accounts payable, compared to a $1,942,000 increase in the prior period, due to increased inventory related payables and increased legal fees.

During the six  months ended December 31, 2016, we had net cash outflows of $37,000 from investing activities as compared to net cash outflows of $65,000 from investing activities for the prior year period. The $28,000 decrease in net cash used in investing activities during the six months ended December 31, 2016, as compared to the prior year period, was primarily due to decreased purchases of equipment in the six months ended December 31, 2016.

During the six months ended December 31, 2016 we had net cash inflows of $7,991,000 from financing activities as compared to net cash inflows of $210,000 for the comparable prior year period. The $7,781,000 increase in net cash from financing activities during the six months ended December 31, 2016, as compared to the prior year period, was primarily due to $8,000,000 in borrowings under our debtor-in-possession credit facility compared to no comparable borrowings in the six months ended December 31, 2015, a $34,000 decrease in proceeds received on the exercise of stock options, and a $15,000 decrease in principal repayments of capital lease obligations.

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

DMRJ and Montsant are funds managed by Platinum Partners Value Arbitrage Fund LP.

In March, 2014, we entered into a note purchase agreement with a group of institutional investors and BAM, an administrative agent for the investors, pursuant to which we issued senior secured promissory notes in the aggregate principal amount of $20,000,000. The notes bear interest at 16% per annum and mature on October 30, 2016.  We used all of the proceeds from the sale of the notes to repay (i) $17,624,000 of our outstanding indebtedness to DMRJ under revolving promissory note (ii) $1,809,000 of interest outstanding under that facility and (iii) $567,000 of interest outstanding under our senior secured convertible promissory note. Due to the filing of the voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), we were deemed to be in default under our note purchase agreement with BAM and our interest rate was increased to 18.5% effective as of October 10, 2016.

The payment of our indebtedness to DMRJ and Montsant are stayed pending the conclusion of the bankruptcy proceedings.

See Note 12 to the condensed consolidated financial statements, accompanying this Quarterly Report. There can be no assurance that we will be successful in refinancing or extending our obligations to our secured lenders or reorganize the indebtedness under bankruptcy.

$2.5 million of the cash proceeds from the Transaction with L-3 are being held in an escrow account to secure the Debtors’ obligations for the purchase price adjustments under the Asset Purchase Agreement for the Debtors’ net working capital, which adjustments are expected to be completed in the first half of calendar 2017.

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

Various events could have an impact on the timing and structure of the company’s emergence from Chapter 11. We are incurring and expect to continue to incur increased legal and financial adviser costs associated with the bankruptcy proceedings following the closing of the Transaction with L-3. These ongoing costs raise doubt as to our ability to successfully emerge from Chapter 11 and provide a recovery to equity holders.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had one irrevocable standby letter of credit outstanding in the approximate amount of $297,000. The letter of credit provides warranty performance security equal to 5% of the contract amount with the India Ministry of Defence. We have amended the letter of credit, extending the expiration date to April 15, 2017.

As of December 31, 2016, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of material weaknesses described in our Annual Report on Form 10-K for the year ended June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, we did not maintain effective internal control over financial reporting as of December 31, 2016 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2016, we have implemented additional controls to address system access deficiencies, hired additional finance staff and have begun instituting mitigating controls to address segregation of duty issues. The additional staff will allow us to address the insufficient segregation of duties, oversight of work performed and allow us to continue to institute additional compensating or mitigating controls and will also allow us to document internal control support occurrences and approval procedures. We have instituted systems access controls and mitigating controls to system access. There are no other changes that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On October 10, 2016, in connection with the Asset Purchase Agreement with L-3, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.

On November 21, 2016, the LOI with Zapata was terminated, and Zapata subsequently filed a claim with the Bankruptcy Court  seeking a breakup fee related to the cancellation of the acquisition.  The Company disputes any payment obligations it may have to Zapata in connection with the LOI or the termination thereof.

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

We may not be able to achieve our strategic objectives, including the acquisition of another business.

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

At the present time, we are a shell company with no operations.  We are actively considering various acquisition targets and other business opportunities.  We hope to acquire one or more operating businesses or consummate a business opportunity within the next twelve months. However, we cannot guarantee that we will successfully consummate an acquisition or other business opportunity within such timeframe, or at all.

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

Our obligations to DMRJ are secured by a security interests in substantially all of our assets. As of December 31, 2016, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of December 31, 2016, our obligation to DMRJ for accrued interest under these instruments approximated $9,129,000 and is included in current liabilities in the condensed consolidated financial statements.

As of December 31, 2016, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of December 31, 2016, our obligation to Montsant for accrued interest under this instrument approximated was $405,000.

As of February 13, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of February 13, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $10,012,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of February 13, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of February 13, 2017, our obligation to Montsant for accrued interest under this instrument approximated $502,000.

Our obligations to a group of institutional investors for which BAM acts as administrative agent are secured by security interests in substantially all of our assets. As of December 31, 2016, our obligations under the senior secured promissory notes for which BAM is the agent were $20,000,000. Further, as of December 31, 2016, our obligation under such notes for accrued interest amounted to approximately $4,113,000 and is included in current liabilities in the condensed consolidated financial statements.

The total amount borrowed under the BAM senior secured promissory notes together with accrued interest were paid in full effective January 5, 2017 upon the closing of the Transaction with L-3.

If we are unable to repay these amounts as required, refinance our obligations to DMRJ, Montsant and/or the other institutional investors, or negotiate extensions of these obligations, DMRJ, Montsant and/or BAM or reorganize the Company in Bankruptcy and have a reorganization Plan approved by the Bankruptcy Court, we may be forced to convert the Chapter 11 cases to Chapter 7d.

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

None.

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

2.4

Amendment No. 3 to Asset Purchase Agreement, dated as of November 15, 2016, by and among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and L-3 Communications Corporation †

2.5

Amendment No. 4 to Asset Purchase Agreement, dated as of December 16, 2016, by and among Implant Sciences Corporation, C Acquisition Corp., Accurel Systems International Corporation, IMX Acquisition Corp. and L-3 Communications Corporation

3.1	Articles of Amendment to the Restated Articles of Organization of Implant Sciences Corporation, adopted January 5, 2017 and filed on January 5, 2017.
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

10.4*

Service Agreement between the Company and Christopher Roberts dated January 5, 2017 (incorporated herein by reference to Exhibit 10.1 to Secure Point Technologies, Inc. Current Report on Form 8-K dated January 6, 2017 filed January 13, 2017).

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

†

The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Secure Point Technologies, Inc.
	By:	/s/ Robert P. Liscouski
Robert P. Liscouski Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher B. Roberts
Christopher B. Roberts Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Dated: February 21, 2017