Form 10-Q
period 2017-03-31
SECURE POINT TECHNOLOGIES INC
filed 2017-05-30
CIK 1068874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File No. 001-14949

Secure Point Technologies, Inc.

Massachusetts	04-2837126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Depot Court SE, Leesburg, Virginia	20175
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer (do not check if a smaller reporting company)	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if  the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒  No ☐

As of May 15, 2017, there were 79,886,165 shares of the registrant’s Common Stock outstanding.

SECURE POINT TECHNOLOGIES, INC.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and June 30, 2016 (audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2017 and 2016 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-33
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-43
Item 4.	Controls and Procedures	44
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45-46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	47

Secure Point Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
	March 31, 2017 (Unaudited)	June 30, 2016 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 72,752	$ 1,338
Restricted cash and investments	-	367
Accounts receivable-trade, net of allowances of $0 and $7,000, respectively	-	7,123
Inventories, net	-	4,681
Prepaid expenses and other current assets	464	464
Total current assets	73,216	13,973
Property and equipment, net	-	874
Other non-current assets	-	98
Total assets	$ 73,216	$ 14,945
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior secured promissory note – BAM	$ -	20,000
Senior secured convertible promissory note – Montsant Partners	5,284	5,284
Second senior secured convertible promissory note – DMRJ	11,970	18,970
Third senior secured convertible promissory note - DMRJ	17,523	17,523
Senior secured promissory note – DMRJ	1,000	1,000
Line of credit - DMRJ	17,662	17,662
Current maturities of obligations under capital lease	-	18
Accrued expenses	13,934	15,181
Accounts payable	2,499	4,655
Income tax payable	2,000	-
Deferred revenue	-	406
Total current liabilities	71,872	100,699
Long-term liabilities:
Long-term obligations under capital lease, net of current maturities	-	35
Accrued Liabilities other – long term	-	-
Deferred revenue, net of current	-	479
Total long-term liabilities	-	514
Total liabilities	71,872	101,213
Commitments and contingencies (Note 17)
Stockholders' deficit:
Common stock; $0.001 par value; 250,000,000 and 200,000,000 shares authorized on March 31, 2017 and June 30, 2016, respectively; 79,886,165 and 79,875,620 shares issued and outstanding at March 31, 2017 and 79,396,165 and 79,385,620 shares issued and outstanding at June 30, 2016, respectively	80	79
Preferred stock; no stated value; 5,000,000 shares authorized
Series G Convertible Preferred Stock, no stated value; 650,000 shares authorized, no shares issued and outstanding	-	-
Series H Convertible Preferred Stock; no stated value; 22,500 shares authorized, 7,000 shares issued and outstanding at March 31, 2017 and no shares issued and outstanding at June 30, 2016	7,000	-
Series I Convertible Preferred Stock; no stated value; 21,000 shares authorized, no shares issued and outstanding	-	-
Series J Convertible Preferred Stock; no stated value; 6,500 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	125,883	114,255
Accumulated deficit	(131,538)	(200,084)
Deferred compensation	(8)	(467)
Other comprehensive income	-	22
Treasury stock, 10,545 common shares, at cost	(73)	(73)
Total stockholders' deficit	1,344	(86,268)
Total liabilities and stockholders' deficit	$ 73,216	$ 14,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

Secure Point Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues
Product
Government	$ 12	$ 3,932	$ 5,199	$ 7,194
Commercial	184	6,816	11,256	27,539
Subtotal Product Revenues	196	10,748	16,455	34,733
Services
Government	5	40	183	465
Commercial	5	135	255	410
Subtotal Services Revenues	10	175	438	875
Total Revenues	206	10,923	16,893	35,608
Cost of revenues	166	7,691	11,476	22,266
Gross margin	40	3,232	5,417	13,342
Operating expenses:
Research and development	36	1,040	1,892	3,024
Selling, general and administrative	5,534	3,811	16,809	11,067
Gain on sale of assets	(104,791)	-	(104,791)	-
Total operating expenses	(99,221)	4,851	(86,090)	14,091
Income (Loss) from operations	99,261	(1,619)	91,507	(749)
Other income (expense), net:
Interest expense	(2,823)	(2,477)	(34,199)	(7,571)
Derivative mark-to-market – warrant	362	-	13,899	-
Total other income (expense), net	(2,461)	(2,477)	(20,300)	(7,571)
Net income (loss)	96,800	(4,096)	71,207	(8,320)
Provision for income taxes	(2,000)	-	(2,000)	-
Net income (loss)	94,800	(4,096)	69,207	(8,320)
Preferred dividends	(263)	-	(660)	-
Net income (loss) applicable to common shareholders	$ 94,537	$ (4,096)	$ 68,547	$ (8,320)
Other comprehensive loss net of tax:
Foreign currency translation adjustments	-	(9)	-	(19)
Other comprehensive loss net of tax:	-	(9)	-	(19)
Comprehensive income (loss)	$ 94,537	$ (4,105)	$ 68,547	$ (8,339)
Net income (loss) per share, basic and diluted	$ 1.19	$ (0.05)	$ 0.87	$ (0.11)
Net income (loss) per share, applicable to common shareholders, basic and diluted	$ 1.18	$ (0.05)	$ 0.87	$ (0.11)
Weighted average shares used in computing net income (loss) per common share, basic and diluted	79,886,165	78,878,953	79,814,516	77,871,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.

 On January 5, 2017 the Company sold substantially all its assets and some liabilities to L-3 Communications Corporation, as described in further detail in this document.

Secure Point Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited – In thousands)

	For the Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$ 69,207	$ (8,320)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	79	153
Bad debt expense (benefit)	34	(6)
Stock-based compensation expense	592	982
Warrants issued to non-employees	15	58
Common stock issued to consultants	429	579
Non-cash interest expense	24,920	-
Executive severance expense	16	-
Change in fair value of warrant derivative liability	(13,899)	-
(Gain) loss on sale of assets and liabilities	(104,791)	3
Change in assets and liabilities:
Accounts receivable	3,363	(5,590)
Inventories	(6,187)	(737)
Prepaid expenses and other current assets	(560)	-
Restricted cash	(367)	356
Operating cash and equivalents	(3,712)	-
Security deposits	(98)
Accounts payable	1,371	2,122
Accrued expenses	7,088	9,880
Deferred revenue	563	(2,087)
Net cash used in operating activities	(21,937)	(2,607)
Cash flows from investing activities:
Proceeds from sale of assets and liabilities	113,447	-
Purchase of property and equipment	(21)	(117)
Net cash provided by (used in) investing activities	113,426	(117)
Cash flows from financing activities:
Proceeds from common stock issued in connection with exercise of stock options and common stock purchase warrants	-	37
Principal repayments of long-term debt and capital lease obligations	(20,053)	(36)
Net borrowings on line of credit	-	1,000
Net cash (used in) provided by financing activities	(20,053)	1,001
Effect of exchange rate changes on cash and cash equivalents	(22)	18
Net change in cash and cash equivalents	71,414	(1,705)
Cash and cash equivalents at beginning of period	1,338	1,985
Cash and cash equivalents at end of period	$ 72,752	$ 280
Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 5,086	$ 813
Non-cash Financing Activity:
Conversions of senior secured convertible promissory note to Series H Convertible Preferred Stock	$ 7,000	$ -
Senior secured convertible promissory note issued to DMRJ Group, LLC - beneficial conversion feature	9,217	-
Warrant issued to DMRJ Group, LLC	15,703	-
Reclassification of warrant derivative liability to equity	1,805	-
Conversions of senior secured convertible note interest to common shares	-	245
Common stock issued to consultants	429	579
Accrued interest converted to debt	-	13,574
Prepaid interest added to debt	-	1,019

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

We believe that the proceeds from the Transaction with L-3 and the assumption by L-3 of certain liabilities, after taking into account the payment of the New DIP Loan, related expenses and exit fee, will be sufficient to pay all secured and unsecured creditor claims, financial advisor and legal expenses associated with the Transaction, payments due under our Change of Control Plan which were not assumed by L-3, and, legal fees and other expenses associated with the bankruptcy filing. $2.5 million of the cash proceeds from the Transaction are being held in an escrow account to secure the Debtors’ obligations for the purchase price adjustments under the Asset Purchase Agreement for the Debtors’ net working capital, which adjustments are expected to be completed in the first half of calendar 2017.  The Company’s Board of Directors is exploring opportunities to provide optionality to our shareholders with the remaining proceeds after the closing of the Transaction with L-3. We intend to provide alternatives as part of the plan to emerge from voluntary Chapter 11 bankruptcy that would recognize the value of a publicly listed shell. These alternatives may include the merger of an operating entity into the shell or a liquidation of the company, which determination is subject to approval by our shareholders. A Chapter 11 plan of reorganization and an accompanying disclosure statement were filed with the Bankruptcy Court on May 1, 2017.

Termination of Zapata Industries SAS Letter of Intent

On July 18, 2016, the Company and Zapata Industries SAS (“Zapata”) entered into a Letter of Intent (the “LOI”) regarding a potential business combination between us and Zapata. On November 21, 2016, the LOI with Zapata was terminated, and Zapata subsequently filed a claim with the Bankruptcy Court seeking a breakup fee and other expenses related to the termination. On May 9, 2017, Zapata filed a complaint in the Supreme Court of the State of New York, New York County, against Robert Liscouski, the President of the Company and a member of the Board of Directors, asserting a claim for tortious interference with the LOI and seeking to recover from Mr. Liscouski the very same breakup fee and other expenses it is seeking from the Company in the Bankruptcy Court.

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has an obligation to indemnify Mr. Liscouski and disputes any payment obligations it may have to Zapata in connection with the LOI or the termination thereof. Mr. Liscouski also disputes and intends to vigorously defend against the claim asserted against him by Zapata.

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

We are incurring and expect to continue to incur increased legal and financial adviser costs associated with the bankruptcy proceedings following the closing of the Transaction with L-3. These ongoing costs are addressed in our filed reorganization plan to successfully emerge from Chapter 11 and provide a recovery to equity holders.

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

For the nine months ended March 31, 2017, we reported net income of $69,207,000 and a net use of $21,937,000  in cash in operations, due to the sale of our business assets to L-3 Communications. As of March 31, 2017, the Company had an accumulated deficit of approximately $131,538,000 and working capital of $1,344,000.

As of March 31, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of March 31, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $11,393,000 and is included in current liabilities in the condensed consolidated financial statements.

As of March 31, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of March 31, 2017, our obligation to Montsant for accrued interest under this instrument approximated was $603,000. On April 10, 2017, the Equity Committee filed a motion with the Bankruptcy Court seeking approval of a

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

settlement agreement with DMRJ, Montsant and Platinum that, among other things, provides for the reduction and allowance of the company’s obligations to DMRJ and Montsant in the aggregate amount of $55,000,000, the release of any recovery on account of the preferred shares held by Platinum and a mutual release of claims and causes of action. At a hearing held before the Bankruptcy Court on April 27, 2017, the Bankruptcy Court approved the settlement pending the submission of an order.

The total amounts borrowed under the BAM senior secured promissory notes of $20,000,000 together with accrued interest of $4,113,000 were paid in full effective January 5, 2017 upon the closing of the Transaction with L-3.

As of May 15, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of May 15, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $11,838,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of May 15, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of May 15, 2017, our obligation to Montsant for accrued interest under this instrument approximated $702,000.

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

We have paid, the following fees, as applicable, to RCA pursuant to the RCA Purchase Agreement: (i) an initial enrollment fee equal to $5,000.00; (ii) a discount factor equal to 0.35%, for U.S. government contracts (or 0.53% for U.S. government subcontracts), of the amounts of purchased receivables; (iii) a program access fee equal to 0.017% of the daily ending account balance for each day that receivables are outstanding; (iv) a commitment fee equal to 1% of Maximum Amount minus the amount of purchased receivables; and (v) expenses relating to the negotiation of the RCA Purchase Agreement, which amount is not expected to exceed $1,000. As of March 31, 2017, RCA has purchased $16,913,000 of our receivables pursuant to the RCA Purchase Agreement.

The RCA Purchase Agreement terminated on October 10, 2016, as a consequence of our filing of voluntary relief petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. As of that date, we were no longer able to sell eligible accounts receivable to RCA and we have collected all amounts owed under the RCA Purchase Agreement from RCA. As of March 31, 2017 the outstanding amount borrowed under the RCA Purchase Agreement was $0.

$2.5 million of the cash proceeds from the Transaction with L-3 were held in an escrow account to secure the Debtors’ obligations for the purchase price adjustments under the Asset Purchase Agreement for the Debtors’ net working capital, which adjustments were completed in May, 2017 and $2.393 million of the escrow funds were transferred from the escrow account to the Company.   No further proceeds are due from L-3 as a result of the Transaction.

The payment of our secured obligations with DMRJ and Montsant will be stayed until such time that the Official Committee of Equity Holders has concluded their activities to assert certain estate claims and causes of action and challenge the validity, enforceability, and perfection of certain prepetition secured claims. The Bankruptcy Court granted standing to the Equity Committee to pursue some of their claims and causes of action against DMRJ and Montsant, but stayed the Equity Committee from pursuing claims until a mediation could be held with the secured creditors. A mediation was held on April 4-5, 2017 between the Equity Committee, the Company and DMRJ and Montsant, which resulted in a proposed Settlement Plan, which was filed with the Bankruptcy Court. Subject to the terms of a settlement that has been filed with the Bankruptcy Court, and which is subject to

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bankruptcy Court approval, interest on our debt obligations with DMRJ and Montsant continues to accrue until such time that the settlement is approved and all obligations are paid by us. Further, upon the occurrence of an event of default under certain provisions of our credit agreements with DMRJ, Montsant and BAM, we could be required to pay default rate interest equal to the lesser of 2.5% per month and the maximum applicable legal rate per annum on the outstanding principal balance. The failure to cure an event of default or negotiate further extensions of our obligations to our secured lenders would have a material adverse impact on our liquidity and financial condition and could raise doubt as to our ability to successfully emerge from Chapter 11 and provide a recovery to equity holders.

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

SECURE POINT TECHNOLOGIES, INC.

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

Discontinued Operations and Assets Classified as Held for Sale

Accounting Standards Codification (Topic 205) Presentation of Financial Statements – Reporting Discontinued Operations (“ASC 205”) establishes the criteria for a component of an entity classification as held for sale and reporting an entities financial statements as a discontinued operation. Under ASC 205, a component or group of components, or a business should be classified as held for sale in period in which all of the criteria are met.

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

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). Under ASU 2014-08, a disposal of a component of an entity, a component or group of components shall be reported in discontinued operation if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results, as determined when the component or group of components; meets the criteria to be classified as held for sale; is disposed of by sale; or, is disposed of other than by sale.

The sale of our explosive detection assets to L-3 Communications Corporation on January 5, 2017 had a significant effect on our operations and financial results, as substantially all of the assets used in our sole business and product line were sold pursuant to the Transaction.

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following schedule shows the major classes and final values of our explosives detection business assets and liabilities sold to L-3 Communications Corporation on January 5, 2017, and our estimate of the resulting gain from the Transaction. The Company has determined that the sale of assets and liabilities to L-3 Communications Corporation was not a strategic shift and therefore there was no need to present discontinued operations.

Amounts in ($000)
Cash received from L-3 at Closing (net of adjustments)	$ 113,447
Assets acquired by L-3
Cash and cash equivalents	3,712
Restricted cash and investments	367
Accounts receivable-trade, net	3,760
Inventories, net	10,868
Prepaid expenses and other current assets	561
Property and equipment, net	833
Other non-current assets	98
Total assets sold	$ 20,198

Liabilities assumed by L-3
Accounts payable	4,910
Accrued compensation	2,058
Warranty reserve	2,694
Accrued rent	174
Other accrued liabilities	216
Deferred revenue (current and long term)	1,448
Current and long-term obligations under capital leases	44
Total liabilities assumed	11,542
Gain on sale of assets and liabilities	$ 104,791

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

Our financial instruments at March 31, 2017 and June 30, 2016 include cash equivalents, restricted cash, accounts receivable accounts payable, derivative instruments, borrowings under our senior secured convertible promissory note, senior secured promissory note,  and a revolving line of credit. The carrying amounts of cash and cash equivalents, restricted cash, receivable and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, included in Note 12 to the condensed consolidated financial statements, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for our debt.

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the non-recurring fair value measurements of assets and liabilities as of March 31, 2017:

		Fair Value Measurements as of March 31, 2017
(In thousands)	Carrying Value at March 31, 2017	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Senior secured convertible promissory note – Montsant	$ 5,284	$ -	$ -	$ 5,284
Senior secured promissory note – DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	11,970	-	-	11,970
Third senior secured convertible promissory note – DMRJ	17,523	-	-	17,523
Line of credit – DMRJ	17,662	-	-	17,662

The following table provides the non-recurring fair value measurements of assets and liabilities as of June 30, 2016:

		Fair Value Measurements as of June 30, 2016
(In thousands)	Carrying Value at June 30, 2016	Quoted Prices in Active Markets for Identical Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Certificate of deposit	$ 312	$ 312	$ -	$ -
Senior secured promissory note – BAM	20,000	-	-	20,000
Senior secured convertible promissory note – Montsant	5,284	-	-	5,284
Senior secured promissory note – DMRJ	1,000	-	-	1,000
Second senior secured convertible promissory note – DMRJ	18,970	-	-	18,970
Third senior secured convertible promissory note – DMRJ	17,523	-	-	17,523
Line of credit - DMRJ	17,662	-	-	17,662

The following table summarizes the changes in the fair value of our Level 3 financial liabilities that are measured at fair value for each reporting period:

(In thousands)	Warrant Derivative Liability For the Three Months Ended March 31,		Warrant Derivative Liability For the Nine Months Ended March 31,
	2017	2016	2017	2016
Balance at beginning of period	$ 2,167	$ -	$ -	$ -
Fair value on date of issuance	-	-	15,704	-
Net change in fair value of financial instrument	(362)	-	(13,899)	-
Reclassification of balance to equity	(1,805)	-	(1,805)	-
Balance at end of period	$ -	$ -	$ -	$ -

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

Restricted Cash and Investments

As of March 31, 2017 and June 30, 2016, we had restricted cash and investments, with maturities of less than one year, of $0 and $367,000, respectively. Restricted cash and investments consisted of the following:

(In thousands)	March 31, 2017	June 30, 2016
Current assets
Certificates of deposit	$ -	$ 312
Cash maintained to secure corporate credit card	-	55
Total	$ -	$ 367

The restricted investments of $312,000 held in certificates of deposit collateralize our performance under an irrevocable letter of credit issued in April 2010, expiring April 15, 2017, aggregating to $297,000, in connection with our contract with the India Ministry of Defence, plus the bank required collateralization deposit of $15,000. The letter of credit provides warranty performance security equal to 5% of the contract amount under the terms of the contract with the India Ministry of Defence.

In May 2015, we entered into a corporate credit card agreement with our primary bank, pursuant to which the bank reserves $55,000 of our available cash held in our operating account maintained with the bank to collateralize 105% of the credit limit that is available under the credit card agreement. The restricted cash and restricted investments were assumed by L-3 as part of the Transaction, along with the underlying letter of credit and credit card agreements.

5.

Stock Based Compensation

For the three months ended March 31, 2017 and 2016, our consolidated statements of operations and comprehensive loss include $121,000 and $314,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards. For the nine months ended March 31, 2017 and 2016, our condensed consolidated statements of operations and comprehensive loss include $592,000 and $982,000, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee director awards, as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Cost of revenues	$ -	$ 14	$ 37	$ 75
Research and development	-	33	47	163
Selling, general and administrative	121	267	508	744
Total	$ 121	$ 314	$ 592	$ 982

As of March 31, 2017, the total amount of unrecognized stock-based compensation expense was approximately $492,000, which would be recognized over a weighted average period of 0.78 years. As of March 31, 2017, there were options outstanding to purchase 3,774,470 shares of our common stock at exercise prices ranging from $0.54 to $1.10. However, as a result of the L-3 Transaction, all Company employees holding stock options transferred to L-3, and any unexercised  stock options held by those employees expired on April 5, 2017.

6.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(In thousands)	March 31, 2017	June 30, 2016
Inventory deposit	$ -	$ 109
Insurance	431	128
Bank fees	-	12
Other prepaid expenses	33	215
Total	$ 464	$ 464

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.

Inventories, net

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The components of inventories, net of reserves, consist of the following:

(In thousands)	March 31, 2017	June 30, 2016
Raw materials	$ -	$ 3,067
Work in progress	-	976
Finished goods	-	638
Total	$ -	$ 4,681

As of March 31, 2017 and June 30, 2016, our reserves for excess and slow-moving inventories were $0 and $171,000, respectively.

8.

Property and Equipment, net

Property and equipment consist of the following:

(In thousands)	March 31, 2017	June 30, 2016
Machinery and equipment	$ -	$ 529
Computers and software	-	507
Furniture and fixtures	-	96
Leasehold improvements	-	178
Equipment under capital lease	-	94
Construction in progress	-	342
	-	1,746
Less: accumulated depreciation and amortization	-	872
Total	$ -	$ 874

For the three months ended March 31, 2017 and 2016, depreciation expense was approximately $1,700 and $49,000, respectively.

For the nine months ended March 31, 2017 and 2016, depreciation expense was approximately $78,700 and $153,000, respectively.

9.

Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	March 31, 2017	June 30, 2016
Current liabilities
Accrued interest	$ 11,997	$ 7,703
Accrued compensation and benefits	344	3,347
Accrued warranty costs	-	2,282
Accrued legal and accounting	510	533
Accrued taxes	8	106
Accrued dividends	660	-
Other accrued liabilities	415	1,210
Total	$ 13,934	$ 15,181

On January 16, 2015, Glenn D. Bolduc, resigned his positions as Chief Executive Officer and President of the Company), as well as his seat on the Company’s Board of Directors and his position as Chairman of the Board. In connection with and prior to Mr. Bolduc’s resignations, Mr. Bolduc entered into a Separation Agreement and Release (the “Separation Agreement”) with the Company. The Separation Agreement provides that Mr. Bolduc’s resignation will be deemed an involuntary termination without cause pursuant to his Amended and Restated Employment Agreement dated as of June 25, 2013. In this regard, and subject to the terms contained in the Employment Agreement, Mr. Bolduc is entitled to receive: (i) annual base salary for 18 months on a regular payroll basis; (ii) a pro rata portion of any bonus earned in 2015; (iii) continuation of coverage under and contributions to

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

health care, dental and life insurance benefits for a 12 month period; and (iv) transfer of any key man life insurance.  In connection with Mr. Bolduc’s resignation, we recorded a non-recurring charge of $725,000 in our consolidated statements of operations and comprehensive loss for the year ended June 30, 2015. As of March 31, 2017 and June 30, 2016, $0 and $55,000, respectively, of separation benefits are included in accrued expenses in our condensed consolidated financial statements.

10.

Deferred Revenues – Current and Long-Term

Deferred revenues are recorded when we receive payments for product or services for which we have not yet completed our obligation to deliver product or have not completed services required by the contractual agreements.

As of March 31, 2017 and June 30, 2016, we had customer advance payment and extended warranty service agreements with maturities of less than one year, of $0 and $406,000, respectively, and extended warranty service agreements, with maturities of more than one year, of $0 and $479,000, respectively. Deferred revenues consisted of the following:

(In thousands)	March 31, 2017	June 30, 2016
Current liabilities
Customer advance payments	$ -	$ 42
Extended warranty service agreements	-	364
Total	$ -	$ 406

Long-term liabilities
Extended warranty service agreements	$ -	$ 479
Total	$ -	$ 479

11.

Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and assumed conversion of certain convertible promissory notes and convertible preferred stock. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. As of March 31, 2017 and 2016, potentially dilutive shares are excluded from the earnings per share calculation, because their effect would be antidilutive. Shares deemed to be antidilutive include stock options, warrants, convertible debt and convertible preferred stock.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2017	2016	2017	2016
Basic and diluted loss per share:
Numerator:
Net income (loss)	$ 94,800	$ (4,096)	$ 69,207	$ (8,320)
Denominator:
Weighted average shares	79,886,165	78,878,953	79,814,516	77,871,509
Net income (loss) per share, basic and diluted	$ 1.19	$ (0.05)	$ 0.87	$ (0.11)

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents excluded from the diluted earnings per share calculation for the three and Nine months ended March 31, 2017 and 2016, were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Common stock equivalents excluded
Stock options	85,324	425,097	315,368	575,792
Warrants	-	-	-	6,191
Convertible debt	69,858,383	40,342,568	77,777,723	39,983,458
Convertible preferred stock	27,456,640	-	27,456,640	-
	97,400,374	40,767,655	105,549,731	40,565,441

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

As of March 31, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of March 31, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $11,393,000 and is included in current liabilities in the condensed consolidated financial statements.

As of March 31, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of March 31, 2017, our obligation to Montsant for accrued interest under this instrument approximated was $603,000.

As of May 15, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of May 15, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $11,838,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of May 15, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of May 15, 2017, our obligation to Montsant for accrued interest under this instrument approximated $702,000.

The payment of our indebtedness to DMRJ and Montsant are stayed pending the conclusion of the bankruptcy proceedings. However, if the settlement proposal filed with the Bankruptcy Court is approved, DMRJ and Montsant would be paid the agreed amount within 48 hours of said approval.

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

The total amount borrowed under the BAM senior secured promissory notes of $20,000,000 together with accrued interest of approximately $4,113,000 were paid in full effective January 5, 2017 upon the closing of the Transaction with L-3.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The total amount borrowed under the New DIP Agreement together with accrued interest was paid in full effective January 5, 2017 upon the closing of the Transaction with L-3. As of March 31, 2017 there was no remaining  amount borrowed under the New DIP Agreement.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2017, 7,000 shares of Series H Convertible Preferred Stock were issued and outstanding.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2017, there were no shares of Series I Preferred Stock or Series J Preferred Stock outstanding.

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

In accordance with ASC 470-20, a conversion feature is beneficial, or “in the money,” when the conversion rate of the convertible security is below the market price of the underlying common stock. A beneficial conversion feature, calculated as of the commitment date, is the difference between the convertible instruments conversion price and the fair value of the company’s common stock on that date multiplied by the number of common shares the debt converts into. For the nine months ended March 31, 2017 we recorded a non-cash interest charge of $9,217,000 in our condensed consolidated statements of operations.

Between August 11, 2016 and August 23, 2016, DMRJ converted $7,000,000 of principal into 7,000 Series H Convertible Preferred Stock shares, of which DMRJ assigned 4,401.54 shares of Series H Convertible Preferred Stock to Platinum Partners Value Arbitrage Fund LP and assigned 1,467.18 shares to ED&F Man Capital Markets Limited and 1,131.28 shares to Prime Capital (Bermuda) Limited.

Warrant Derivative Liability

Accounting Standards Codification (“ASC”) 815-40-15 “Derivatives and Hedging”, requires freestanding contracts that are settled in common stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. On July 20, 2016, we issued a warrant to purchase 50,657,894 shares of our common stock to DMRJ LLC at an exercise price of no lower than $0.19 per share with a five-year term, first exercisable on October 31, 2016. The specific exercise price shall be the higher of: (i) $0.19 per share; and (ii) in the event that we sell our existing business (which would not include any assets acquired by us) on or prior to October 31, 2016, the price in such sale. This warrant expired on January 31, 2017 by its terms because the Zapata acquisition was not consummated, and the balance of the warrant derivative value at that date was written off to equity.

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrant derivative liability was valued using a binomial option pricing model, with the following assumptions on the following dates:

	Warrant Derivative Liability – Fair Value Calculation
	July 20, 2016	December 31, 2016	January 31, 2017
Shares eligible to be purchased	50,657,894	50,657,894	50,657,894
Exercise price	$ 0.19	$ 0.19	$ 0.19
Stock price on date of measurement	$ 0.44	$ 0.09	$ 0.08
Expected volatility	61.9%	81.1%	81.1%
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	1.17%	1.43%	1.43%
Expected life (in years)	5.00	4.55	4.47
Fair value	$ 15,704,000	$ 2,167,000	$ 1,805,000

The warrant derivative liability was initially and is subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period.

As of the date of grant, we recorded a warrant derivative liability of $15,703,000 and will accrete the fair value of the warrant derivative liability to non-cash interest expense in our condensed consolidated statements of operations over the least of the warrant vesting period or duration of the new note conversion feature. For the nine months ended March 31, 2017, we accrued $15,703,000 to non-cash interest expense in our condensed consolidated statement of operations, given the new note conversion amount was converted to shares of our Series H Convertible Preferred Stock in August 2016 (see Note 13 to our condensed consolidated financial statements). For the three and nine months ended March 31, 2017, we recorded a non-cash benefits of $362,000 and $13,899,000, respectively, in our consolidated statements of operations and comprehensive loss  to recognize the change in the fair value of the warrant as of that date. The fair value is estimated using a binomial option pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense / income recognized for changes in the valuation of the warrants liability.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2017, there were options outstanding to purchase 3,774,470 shares of our common stock at exercise prices ranging from $0.54 to $1.10.

We issued no shares and 7,000 shares of common stock during the three months ended March 31, 2017 and 2016, respectively, as a result of the exercise of options by employees and consultants. We issued no shares and 90,000 shares of common stock during the nine months ended March 31, 2017 and 2016, respectively, as a result of the exercise of options by employees and consultants.

Stock Purchase Warrants and Stock Issuances

In connection with various financing agreements and services provided by consultants, we have issued warrants to purchase shares of our common stock. The fair value of warrants issued is determined using the Black-Scholes option pricing model.

In May 2015 we entered into two advisory and consulting services agreements, which provided for the issuance of an aggregate of 2,200,000 shares of our common stock as payment. In June 2015, we issued 550,000 shares of common and the advisory and services agreements provide for the issuance of the remaining 1,650,000 shares in equal monthly installments of 110,000 shares commencing in September 2015. During the nine months ended March 31, 2017, we issued 440,000 shares of common stock having a value of $183,000 to these two advisors for services rendered under the advisory and consulting services agreement and issued 50,000 shares of our common stock to a third advisor having a value of $20,000.

As of March 31, 2017, there were warrants outstanding to purchase 3,625,000, shares of our common stock at exercise prices ranging from $0.79 to $1.22 expiring at various dates between May 1, 2017 and October 20, 2021.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2017, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(In thousands)	Net Operating Losses	Investment AMT & Research Credits	Expiration Dates
Federal	$ 115,701	$ 1,615	2022 to 2036
State	$ 81,872	$ 1,099	2017 to 2036

We have recorded a full valuation allowance against our net deferred tax assets of $52,892,000 as of March 31, 2017, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

The sale of our explosives trace detection assets, constituting our entire business, to L-3 for $117.5 million in cash, plus the assumption of specified liabilities, subject to adjustment (the “Transaction”) may result in the recognition of a taxable gain of approximately $100 million. If we have experienced an ownership change, utilization of the NOL, AMT and R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOL, AMT or R&D credit carryforwards before utilization. Until such time as it is determined (if ever) that we are subject to any of the foregoing limitations, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC 740.  We have not engaged any tax advisers to analyze whether it can be determined that we are subject to any such limitations.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any potential limitation will have a material impact on our operating results.

SECURE POINT TECHNOLOGIES, INC.

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

For the nine months ended March 31, 2017 we provided for $2,000,000 for income taxes in our consolidated statement of operations as we anticipate that while most of the gain from the sale of assets to L-3 will be covered by the existing net loss carryforwards, there may still be an income tax liability under the Alternative Minimum Tax (AMT) rules. We provided for no taxes for the nine months ended March 31, 2016 in our consolidated statement of operations as at that time we had significant net loss carryforwards.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

17.

Commitments and Contingencies

On April 1, 2013, we entered into a lease for manufacturing, research and office space in Wilmington, Massachusetts, the lease of which expires on June 30, 2020. Under the terms of the lease, we are responsible for our proportionate share of real estate taxes and operating expenses relating to this facility. We leased research and office space in San Diego, California and leased 300 square feet of office space in Shanghai, China. On March 25, 2015, our Board of Directors approved restructuring actions to better align costs with current and future geographic revenue sources and to improve efficiencies. We have exited from our leases in San Diego, CA and Shanghai, China in November 2015. Total rent expense, including assessments for maintenance and real estate taxes for the nine months ended March 31, 2017 and 2016, was $368,000 and $573,000, respectively. On January 5, 2017, in connection with the closing of the Transaction with L-3, L-3 assumed our obligations under the Wilmington, Massachusetts lease.

License Agreements

We are obligated under one license agreement, assumed in connection with the acquisition of Ion Metrics, whereby we were granted rights to use certain intellectual property for safety, security and narcotic applications. The license agreement expired on September 30, 2016 and as of March 31, 2017 we have no obligation under this license agreement for future minimum guaranteed payments.

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

SECURE POINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 21, 2016, the LOI with Zapata was terminated, and Zapata subsequently filed a claim with the Bankruptcy Court seeking a breakup fee and other expenses related to the termination. On May 9, 2017, Zapata filed a complaint in the Supreme Court of the State of New York, New York County, against Robert Liscouski, the President of the Company and a member of the Board of Directors, asserting a claim for tortious interference of the LOI and seeking to recover from Mr. Liscouski the very same breakup fee and other expenses it is seeking from the Company in the Bankruptcy Court. Mr. Liscouski disputes and intends to vigorously defend against the claim asserted against him by Zapata. The Company has an obligation to indemnify Mr. Liscouski and disputes any payment obligations it may have to Zapata in connection with the LOI or the termination thereof.

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

20.

Subsequent Events

Chapter 11 Reorganization Plan and Disclosure Statement

On May 8, 2017, the Company filed the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 707] (the “Plan”), and the related disclosure statement [Docket No. 707] (the “Disclosure Statement”). The Plan provides for the substantive consolidation of the bankruptcy cases and for: (i) the unimpairment and/or payment, in full, of all allowed claims, and preferred interests; and (ii) the option for holders of Class 6 Interests (as defined in the Plan) in Secure Point Technologies, Inc. (f/k/a Implant Sciences Corporation) that vote to accept the Plan to elect to either (x) receive a Class 6 Cash Distribution (as defined in the Plan) or (y) retain their shares in Reorganized Secure Point Technologies for the purpose of pursuing a Potential Business Venture (as defined in the Plan). Please see the Disclosure Statement for a further description of the Potential Business Venture. A hearing to consider entry of an order, among other things, finding that the Disclosure Statement contains “adequate information” within the meaning of section 1125 of the Bankruptcy Code, approving the Disclosure Statement, and establishing procedures for the solicitation and tabulation of votes to accept or reject the Plan (the “Disclosure Statement Hearing”) will be held before the Honorable Brendan L. Shannon, Chief United States Bankruptcy Judge, in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), 824 N. Market Street, 6th Floor, Courtroom 1, Wilmington, Delaware 19801 on June 14, 2017, at 11:00 a.m. (prevailing Eastern Time). The Disclosure Statement may be amended at or prior to the Disclosure Statement Hearing, and the Disclosure Statement Hearing may be adjourned from time to time by the Bankruptcy Court or the Debtor without further notice other than by such adjournment being announced in open court or by a notice of adjournment filed with the Bankruptcy Court and served on such parties as the Bankruptcy Court may order.

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

•

On November 10, 2014, we received an initial delivery order from the TSA for 1,170 QS-B220 desktop explosives trace detectors. However, the IDIQ was subject to protest by Morpho Detection Systems, delaying the implementation of the government’s order for our B220 products until the end of Q1 of 2015, and stretching out the delivery of the B220 systems under the contract.

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

•

Effective as of February 1, 2017, the Company changed its address to 215 Depot Ct. SE, Leesburg, VA 20175.

•

On May 1, 2017 the Company submitted a Chapter 11 Plan of Reorganization and Disclosure Statement to the Bankruptcy Court.

At the present time, we are a shell company with no operations. The Board of Directors is committed to satisfying all legitimate claims in accordance with the bankruptcy process and is committed to providing optionality to the shareholders to maximize shareholder value. We are actively considering various acquisition targets and other business opportunities that will be presented to the shareholders for a vote in accordance with the legal procedures provided by the bankruptcy court. Optionality includes the potential acquisition one or more operating businesses or consummate a business opportunity within the next twelve months. However, we cannot guarantee that we will successfully consummate an acquisition or other business opportunity within such timeframe, or at all.

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

Results of Operations

Three Months Ended March 31, 2017 vs. March 31, 2016

Revenues

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
(In thousands)	Amount	Mix	Amount	Mix	Change
Product
QS-B220	$ 142	68.9%	$ 9,342	85.6%	(98.5%)
QS-H150	-	0%	669	6.1%	(100.0%)
Parts and supplies	54	26.2%	736	6.7%	(94.1%)
	196	95.1%	$ 10,748	100.0%	(98.2%)
Services	10	4.9%	175	1.6%	94.3%
Total	$ 206	100.0%	$ 10,923	100.0%	(98.1%)

Revenues for the three months ended March 31, 2017 were $206,000 as compared with $10,923,000 for the comparable prior year period, a decrease of $10,717,000, or 98.1%. The decrease in revenue is due to the sale of the Company’s assets to L-3 on January 5,2017.

Sales of our QS-H150 handheld systems decreased 100% in the three months ended March 31, 2017, due to a 100% decrease in the number of QS-H150 handheld units sold in the three months ended March 31, 2017, compared to the prior period, due to the sale of the Company’s assets to L-3 on January 5,2017.

Sales of parts and supplies decreased 94.1% in the three months ended March 31, 2017, due to the sale of the Company’s assets to L-3 on January 5, 2017.

Service revenues decreased 94.3% in the three months ended March 31, 2017, due to the sale of the Company’s assets to L-3 on January 5, 2017.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2017 was $166,000 as compared with $7,691,000 for the comparable prior year period, a decrease of $7,525,000 or 97.8%. The decrease in cost of revenues recorded in the three months ended March 31, 2017 is due to the sale of the Company’s assets to L-3 on January 5, 2017.

Gross Margin

Gross margin for the three months ended March 31, 2017 was $40,000 or 19.4% of revenues as compared with $3,232,000 or 29.6% of revenues for the comparable prior year period. The decrease in gross margin as a percent of revenues is due to the sale of the business assets to L-3 on January 5, 2017.

Research and Development Expense

Research and development expense for the three months ended March 31, 2017 was $36,000 as compared with $1,040,000 for the comparable prior year period, a decrease of $1,004,000 or 96.5%. The decrease in research and development expense is due to the sale of the business assets to L-3 on January 5, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 were $5,536,000 as compared with $3,811,000 for the comparable prior year period, an increase of $1,725,000, or 45.3%. The increase in selling, general and administrative expenses is due primarily to an increase in legal fees, professional fees and expenses incurred with respect to the voluntary relief petitions filed under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  The Company also recorded income of $104,791,000 on the sale of assets and liabilities to L-3 Communications Corporation during the three months ended March 31, 2017.

Other Expense and Other Income

For the three months ended March 31, 2017, other expense was $2,461,000 as compared with other expense of $2,477,000 for the comparable prior year period, a decrease of $16,000. For the three months ended March 31, 2017, we recorded a non-cash benefit of $362,000 to adjust the fair value of the warrant derivative liability as of the expiration date of the warrant, January 31, 2017.Interest expense on our debt obligations increased $346,000 to $2,823,000 in the three months ended March 31, 2017 from $2,477,000 in the prior year, due to higher borrowings under our credit facility with DMRJ, due to the March 31, 2016, amendment to our credit facility with DMRJ and Montsant whereby we further amended each of our credit instruments with DMRJ and Montsant, which were entered into on April 6, 2016 and effective March 31, 2016, pursuant to which we agreed to prepay the interest due on each of the March 2009 Note, the September 2012 Note and the February 2013 Notes from the date of the amendment through June 30, 2016 by increasing the outstanding aggregate principal amount under each such Note, which increased the aggregate principal balance owed to DMRJ by $14,593,000.

Net Income (Loss)

Our net income for the three months ended March 31, 2017 was $94,800,000 as compared with a net loss of $4,096,000 for the comparable prior year period, an increase of $98,896,000. The increase in net income is primarily due to the gain of $104,791,000 recorded on the sale of assets to L-3.

Nine Months Ended March 31, 2017 vs. March 31, 2016

Revenues

	For the Nine Months Ended March 31, 2017		For the Nine Months Ended March 31, 2016
(In thousands)	Amount	Mix	Amount	Mix	Change
QS-B220	$ 12,191	72.2%	$ 29,391	82.5%	(58.5%)
QS-H150	1,687	10.0%	3,081	8.7%	(45.2%)
Parts and supplies	2,577	15.3%	2,261	6.3%	14.0%
	16,455	97.4%	34,733	97.5%	(52.6%)
Services	438	2.6%	875	2.5%	(49.9%)
Total	$ 16,893	100.0%	$ 35,608	100.0%	(52.6%)

Revenues for the nine months ended March 31, 2017 were $16,893,000 as compared with $35,608,000 for the comparable prior year period, a decrease of $18,715,000 or 52.6%. The decrease in revenue is due primarily to the sale of the Company’s assets to L-3 on January 5, 2017.

Sales of our QS-H150 handheld systems decreased 42.5% in the nine months ended March 31, 2017, due to the sale of the Company’s assets to L-3 on January 5, 2017.

Sales of parts and supplies increased by $316,000 to $2,577,000 from $2,261,000, or 14.0%, in the nine months ended March 31, 2017, due primarily to increased sales of consumables and other supplies that shipped due to the increased installed base of QS-B220 desktop units, despite the sale of the Company’s assets to L-3 on January 5, 2017.

Service revenues decreased 49.9% in the nine months ended March 31, 2017, due to the sale of the Company’s assets to L-3, despite the commencement of service revenues under our initial delivery order with the TSA. Included in the prior comparable period were service revenues related to system improvements and training related documentation required under the TSA delivery order. The decrease in service revenues was partially offset, during the three months ended March 31, 2017, by revenues recognized due to the commencement of activities under a cost-plus fixed-fee contract with the U.S. Department of Homeland Security (“DHS”), effective on August 24, 2016, to develop next generation explosives trace detection screening systems.

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

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2017 were $11,476,000 as compared with $22,266,000 for the comparable prior year period, a decrease of $10,790,000 or 48.5%. The decrease in cost of revenues recorded in the nine months ended March 31, 2017 is primarily due to the sale of the Company’s assets to L-3 on January 5, 2017.

Gross Margin

Gross margin for the nine months ended March 31, 2017 was $5,417,000 or 32.1 % of revenues as compared with $13,342,000 or 37.5% of revenues for the comparable prior year period. The decrease in gross margin as a percent of revenues is primarily due to a 12.6% decrease in the average unit sales price on sales of our QS-B220 in the current nine month period, due to competitive market conditions in Europe and Asia, increased sales to agencies of the U.S. Government and foreign government agencies at lower average unit sales prices, decreased manufacturing overhead absorption, due to decreased QS-B220 unit volume, by a 0.9% decrease in the average unit sales price on sales of our QS-H150 units and lower margins under a cost-plus fixed-fee contract with the U.S. Department of Homeland Security.

Research and Development Expense

Research and development expense for the nine months ended March 31, 2017 was $1,892,000 as compared with $3,024,000 for the comparable prior year period, a decrease of $1,132,000 or 37.4%. The decrease in research and development expense is primarily due to a the sale of the company’s assets to L-3 on January 5, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2017 were $16,809,000 as compared with $11,067,000 for the comparable prior year period, an increase of $5,742,000 or 51.9%. The increase in selling, general and administrative expenses is due primarily to a $6,925,856  increase in legal fees and expenses attributable to the negotiation and execution of the asset purchase agreement with L-3, and legal fees incurred with respect to the voluntary relief petitions filed under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware and plaintiff’s counsel fee and expenses, resulting from the Miller litigation.  Other factors include a $525,000 increase in consulting expenses due to the issuance of shares of our common stock to two advisors for services rendered under the advisory and consulting services agreements, a $109,000 increase in bank fees associated with increased credit card processing fees due to increased consumable revenues, a $151,000 increase in travel expense incurred to support domestic QS-B220 system installations, a $41,000 increase in bad debt expense, and a $52,000 increase in rent expense, offset in part by a $930,000 decrease in payroll and benefit costs due to the provision of $960,000 for  incentive compensation and a $200,000 sign on bonus for Mr. Liscouski, our President, in the comparable prior year period a $91,000 decrease in stock-based compensation on employee stock options, and a $503,000 decrease in sales commissions due to decreased revenues.

Other Income and Expense

For the nine months ended March 31, 2017, other expense was $20,300,000 as compared with other expense of $7,571,000 for the comparable prior year period, an increase of $12,729,000. The increase is due to increased cash and non-cash interest expense on derivatives and higher borrowings under our credit facilities with DMRJ and the debtor-in-possession credit facility, and, to a lesser extent, the 1% increase in the BAM interest rate which took effect on April 1, 2016. For the nine months ended March 31, 2017 interest expense increased $26,628,000 to

$34,199,000  from $7,571,000 in the prior year, due to higher borrowings under our credit facility with DMRJ, due to the March 31, 2016, amendment to our credit facility with DMRJ and Montsant whereby we further amended each of our credit instruments with DMRJ and Montsant, which were entered into on April 6, 2016 and effective March 31, 2016, pursuant to which we agreed to prepay the interest due on each of the March 2009 Note, the September 2012 Note and the February 2013 Notes from the date of the amendment through June 30, 2016 by increasing the outstanding aggregate principal amount under each such Note which increased the aggregate principal balance owed to DMRJ by $14,593,000 and, borrowings under the debtor-in-possession financing, which was inclusive of $83,000 of default interest, interest incurred under our borrowings with the debtor-in-possession credit facility and, to a lesser extent, interest incurred under our Purchase Agreement with RCA.

We recorded non-cash interest charges of $9,217,000 and $15,703,000 in our condensed consolidated statements of operations for the nine months ended March 31, 2017 on the note conversion beneficial conversion feature and warrant derivative liability, respectively, both of which are related to our July 20, 2016 amendment to our credit facility with DMRJ and Montsant. For the nine months ended March 31, 2017, we recorded a non-cash benefit of $13,899,000 to adjust the fair value of the warrant derivative liability as of the expiration date.

Net Income or Loss

Our net income for the nine months ended March 31, 2017 was $69,207,000 as compared with a net loss of $8,320,000 for the comparable prior year period, an increase of $77,511,000 or 931.9%. The increase in the net income is primarily due to the sale of assets to L-3, offset in part by the non-cash interest charges recorded on the note conversion beneficial conversion feature and warrant derivative liability, decreased revenues and gross margins compared with prior periods, an increase in legal expense recorded in the current period associated with the sale of our assets and the voluntary relief petitions filed under Chapter 11, and an increase in interest expense, offset partially the non-cash benefit of $13,899,000 recorded to adjust the fair value of the warrant derivative liability.

Liquidity and Capital Resources

As of March 31, 2017 and June 30, 2016, we had cash and cash equivalents of $72,752,000 and $1,338,000, respectively.

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

The total amount borrowed under the New DIP Agreement together with accrued interest was paid in full effective January 5, 2017, upon the closing of the Transaction with L-3.

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

Our obligations to DMRJ are secured by security interests in substantially all of our assets. As of March 31, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of March 31, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $11,393,000 and is included in current liabilities in the consolidated financial statements.

As of March 31, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of March 31, 2017, our obligation to Montsant for accrued interest under this instrument was approximately $603,000.

As of May 15, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of May 15, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $11,838,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of May 15, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of May 15, 2017, our obligation to Montsant for accrued interest under this instrument approximated $702,000.

Our obligations to a group of institutional investors for which BAM acts as administrative agent were secured by security interests in substantially all of our assets. The total amount borrowed under the BAM senior secured promissory notes of $20,000,000 together with accrued interest of $4,113,000 were paid in full effective January 5, 2017 upon the closing of the Transaction with L-3.

Each of these notes and the credit facility are described in Note 12 to the condensed consolidated financial statements, accompanying this Quarterly Report.

During the nine months ended March 31, 2017, we had net cash outflows of $21,937,000 from operating activities as compared to net cash outflows from operating activities of $2,607,000 for the comparable prior year period. The $19,330,000 increase in net cash outflows from operating activities during the nine months ended March 31, 2017, as compared to the prior year period, was due to the sale of the Company’s assets under the Asset Purchase Agreement with L-3 and the costs of legal and professional fees associated with the filing for Chapter 11 and subsequent proceedings.

During the nine months ended March 31, 2017, we had net cash generated of $113,426,000 from investing activities as compared to net cash outflows of $117,000 from investing activities for the prior year period. The $113,543,000 increase in net cash generated in investing activities during the nine months ended March 31, 2017, as compared to the prior year period, was primarily due to the sale of substantially all the company’s assets, and some liabilities to L-3 on January 5, 2017.

During the nine months ended March 31, 2017 we had net cash outflows of $20,053,000 from financing activities as compared to net cash inflows of $1,001,000 for the comparable prior year period. The $21,054,000 increase in net cash used in financing activities during the nine months ended March 31, 2017, as compared to the prior year period, was primarily due to repayment of the $20,000,000  BAM Administrative Services Promissory note on January 5, 2017.

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

$2.5 million of the cash proceeds from the Transaction with L-3 were held in an escrow account to secure the Debtors’ obligations for the purchase price adjustments under the Asset Purchase Agreement for the Debtors’ net working capital, which adjustments were completed in May 2017, at which time $2.393 million of the escrow funds were transferred from the escrow account to the Company. No further proceeds are due from L-3 as a result of the Transaction.

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

Various events could have an impact on the timing and structure of the company’s emergence from Chapter 11. We are incurring and expect to continue to incur increased legal and financial adviser costs associated with the bankruptcy proceedings following the closing of the Transaction with L-3. An estimate for administrative costs are accounted for in the Chapter 11 reorganization plan and disclosure statement filed with the Bankruptcy Court.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.  The standby letter of credit outstanding in the approximate amount of $297,000 as of December 31, 2016 to provide warranty performance security equal to 5% of the contract amount with the India Ministry of Defense was assumed by L-3 on January 5, 2017 pursuant to the Transaction.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of material weaknesses described in our Annual Report on Form 10-K for the year ended June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, we did not maintain effective internal control over financial reporting as of March 31, 2017 and further concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Furthermore, this Quarterly Report on Form 10-Q is being filed late due to the added responsibilities of our finance staff related to bankruptcy reporting obligations.

Remediation

We are committed to remediating the material weaknesses identified in internal controls over financial reporting and have begun the process to remediate these material weaknesses; however the timing of completing our remediation efforts is uncertain. Our efforts have focused on instituting mitigating controls to address segregation of duties and undertake a thorough review of the finance functions position responsibilities and the hiring of additional staff; implement additional controls to address system access deficiencies; establish independent review and verification procedures for our vendor and customer master files; enhance the documentation to support review occurrences and approval procedures; and, commence regular periodic reviews of our internal controls over financial reporting with our Board of Directors and Audit Committee to address the inadequate risk oversight function and institute procedures to evaluate and report on risks to financial reporting, including the documentation and completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of our controls to mitigate these risks.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, we have implemented additional controls to address system access deficiencies, hired additional finance staff and have begun instituting mitigating controls to address segregation of duty issues. The additional staff will allow us to address the insufficient segregation of duties, oversight of work performed and allow us to continue to institute additional compensating or mitigating controls and will also allow us to document internal control support occurrences and approval procedures. We have instituted systems access controls and mitigating controls to system access. There are no other changes that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On November 21, 2016, the LOI with Zapata was terminated, and Zapata subsequently filed a claim with the Bankruptcy Court seeking a breakup fee and other expenses related to the termination. On May 9, 2017, Zapata filed a complaint in the Supreme Court of the State of New York, New York County, against Robert Liscouski, the President of the Company and a member of the Board of Directors, asserting a claim for tortious interference with the LOI and seeking to recover from Mr. Liscouski the very same breakup fee and other expenses it is seeking from the Company in the Bankruptcy Court. The Company has an obligation to indemnify Mr. Liscouski and disputes any payment obligations it may have to Zapata in connection with the LOI or the termination thereof. Mr. Liscouski also disputes and intends to vigorously defend against the claim asserted against him by Zapata.

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

Our obligations to DMRJ are secured by a security interests in substantially all of our assets. As of March 31, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of March 31, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $11,393,000 and is included in current liabilities in the condensed consolidated financial statements.

As of March 31, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of March 31, 2017, our obligation to Montsant for accrued interest under this instrument approximated was $603,000.

As of May 15, 2017, our obligations to DMRJ under each of the three promissory notes and a revolving line of credit approximated $11,970,000, $17,523,000, $1,000,000 and $17,662,000, respectively. Further, as of May 15, 2017, our obligation to DMRJ for accrued interest under these instruments approximated $11,838,000. Please refer to Note 14 to the condensed consolidated financial statements for a discussion of the August 2016 conversions of principal indebtedness by DMRJ.

As of May 15, 2017, our obligations to Montsant under a promissory note approximated $5,284,000. Further, as of May 15, 2017, our obligation to Montsant for accrued interest under this instrument approximated $702,000.

Our obligations to a group of institutional investors for which BAM acts as administrative agent were secured by security interests in substantially all of our assets. The total amount borrowed under the BAM senior secured promissory notes together with accrued interest were paid in full effective January 5, 2017 upon the closing of the Transaction with L-3.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Dated: May 30, 2017